Form 10QSB
period 2003-03-31
GRANITE FALLS COMMUNITY ETHANOL PLANT LLC
filed 2003-05-20
CIK 1181749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2003

OR

☐	Transition report under Section 13 or 15(d) of the Exchange Act.

For the transition period from            to            .

Commission file number 333-99065

GRANITE FALLS COMMUNITY ETHANOL PLANT, LLC
(Exact name of small business issuer as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-1997390 (I.R.S. Employer Identification No.)

2448 – 540th Street, Suite 1
P. O. Box 216
Granite Falls, Minnesota 56241-0216
(Address of principal executive offices)

(320) 564-3100
(Issuer’s telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   ☐ No

State the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date: As of March 31, 2003, there were 1,417 units of Ownership outstanding.

Transitional Small Business Disclosure Format (Check one): ☐ Yes   ☒ No

i

PART I.           FINANCIAL INFORMATION

Item 1.            Financial Statements

GRANITE FALLS COMMUNITY ETHANOL PLANT, LLC
(A Development Stage Company)

Balance Sheets

	March 31,	December 31,
ASSETS	2003	2002

	(Unaudited)	(Audited)
Current Assets
Cash	$176,750	$251,987
Prepaid expenses	13,933	1,005

Total current assets	190,683	252,992

Equipment
Office equipment	6,317	6,317
Less accumulated depreciation	421	105

Net equipment	5,896	6,212

Other Assets
Deferred offering costs	140,598	134,978

Total other assets	140,598	134,978

Total Assets	$337,177	$394,182

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities
Accounts payable	$92,564	$39,095
Accrued interest	6,142	5,201
Note payable-City of Granite Falls	47,800

Total current liabilities	146,506	44,296

Long-Term Debt		47,800

Commitments and Contingencies

Members’ Equity
Member contributions, net of costs related to capital contributions, 1,417 units outstanding at March 31, 2003 and December 31, 2002	628,641	628,641
Deficit accumulated during development stage	(437,970)	(326,555)

Total members’ equity	190,671	302,086

Total Liabilities and Members’ Equity	$337,177	$394,182

Notes to Financial Statements are an integral part of this Statement.

GRANITE FALLS COMMUNITY ETHANOL PLANT, LLC
(A Development Stage Company)

Statement of Operations

			From Inception
	Quarter Ended	Quarter Ended	(December 29, 2000)
	March 31,	March 31,	to March 31,
	2003	2002	2003

	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$—	$—	$—

Operating Expenses
Project coordinator	15,000	14,828	108,140
Surveying, site and permitting expense	8,827	6,960	98,545
Professional and consulting fees	44,988	1,950	167,895
Miscellaneous	42,147	13,743	60,854

Total operating expenses	110,962	37,481	435,434

Operating Loss	(110,962)	(37,481)	(435,434)

Other Income (Expense)
Interest income	488		3,709
Miscellaneous income		25	1,000
Interest expense	(941)	(1,158)	(7,245)

Total other income (expense), net	(453)	(1,133)	(2,536)

Net Loss	$(111,415)	$(38,614)	$(437,970)

Net Loss Per Unit (1,417, 160 and 567 weighted average units outstanding, respectively)	$(78.63)	$(241.34)	$(772.43)

Notes to Financial Statements are an integral part of this Statement.

GRANITE FALLS COMMUNITY ETHANOL PLANT, LLC
(A Development Stage Company)

Statement of Changes in Members’ Equity

Balance - December 29, 2000	$—

Balance - December 31, 2000	—
Net loss for the year ended December 31, 2001	(106,025)

Balance - December 31, 2001	(106,025)

Capital contributions
January 2002 - 200 units	55,000
March - July 2002 - 1,167 units, net of $35,962 of costs related to raising capital contributions	547,538
August 2002 - conversion of $25,000 note payable and accrued interest to the City of Granite Falls to 50 units	26,103

Net loss for the year ended December 31, 2002	(220,530)

Balance - December 31, 2002	302,086

Net loss for the three months ended March 31, 2003	(111,415)

Balance - March 31, 2003	$190,671

Notes to Financial Statements are an integral part of this Statement.

GRANITE FALLS COMMUNITY ETHANOL PLANT, LLC
(A Development Stage Company)

Statements of Cash Flows

			From Inception
	Quarter Ended	Quarter Ended	(December 29, 2000)
	March 31,	March 31,	to March 31,
	2003	2002	2003

	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(111,415)	$(38,614)	$(437,970)
Adjustments to reconcile net loss to net cash from operations:
Depreciation	316		421
Changes in assets and liabilities
Prepaid expenses	(12,928)		(13,933)
Accounts payable	48,497	(28,220)	83,179
Accrued interest	941	1,158	7,245

Net cash used in operating activities	(74,589)	(65,676)	(361,058)

Cash Flows from Investing Activities
Capital expenditures			(6,317)

Net cash used in investing activities			(6,317)

Cash Flows from Financing Activities
Proceeds from notes payable			72,800
Member contributions		55,000	638,500
Payments for costs of raising capital	(648)		(167,175)

Net cash provided by (used in) financing activities	(648)	55,000	544,125

Net Increase (decrease) in Cash	(75,237)	(10,676)	176,750

Cash – Beginning of Period	251,987	17,557	—

Cash – End of Period	$176,750	$6,881	$176,750

Supplemental Disclosure of Noncash Investing and Financing Activities
Deferred offering costs in accounts payable	$9,385	$18,467	$9,385

Conversion of note payable and accrued interest into member units	$—	$—	$26,103

Notes to Financial Statements are an integral part of this Statement.

GRANITE FALLS COMMUNITY ETHANOL PLANT, LLC
(A Development Stage Company)

Notes to Financial Statements

March 31, 2003

The statements included herein have been prepared by the company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are, in the opinion of management, necessary to a fair presentation of the financial statements for the interim period, on a basis consistent with the annual audited financial statements. The adjustments made to these statements consist only of normal recurring adjustments. These financial statements should be read in conjunction with the financial statements and the summary of significant accounting polices and notes thereto included in the company’s Registration Statement on Form SB-2, as amended (SEC Registration No. 333-99065).

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

The Company, which anticipates its plant location to be near Granite Falls, Minnesota, was organized to fund and construct a 40 million gallon ethanol plant with distribution to upper Midwest states. In addition, the Company intends to produce and sell distillers dried grains as a co-product of ethanol production. Construction is anticipated to begin in 2003. As of March 31, 2003, the Company is in the development stage with its efforts being principally devoted to organizational, project feasibility and permitting activities.

Fiscal Reporting Period

The Company has adopted a fiscal year ending December 31 for reporting financial operations.

Accounting Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from those estimates.

Significant estimates include the deferral of expenditures for offering costs which are dependent upon successful financing and project development, as discussed below. It is at least reasonably possible that these estimates may change in the near term.

GRANITE FALLS COMMUNITY ETHANOL PLANT, LLC
(A Development Stage Company)

Notes to Financial Statements

March 31, 2003

Cash

The Company maintains its accounts at one financial institution which is a member of the Company. At times throughout the year, the Company’s cash balances may exceed amounts insured by the Federal Deposit Insurance Corporation.

Deferred Offering Costs

The Company defers the costs incurred to raise equity financing until that financing occurs. At such time that the issuance of new equity units occurs, these costs will be netted against the proceeds received; or if the financing does not occur, they will be expensed.

Equipment

Equipment is stated at the lower of cost or estimated fair value. Depreciation is provided over an estimated useful life of five years by use of the straight line depreciation method. Depreciation expense in 2003 and 2002 was $316 and $105, respectively. Maintenance and repairs are expensed as incurred; major improvements and betterments are capitalized.

Fair Value of Financial Instruments

The fair value of the Company’s cash approximates its carrying value. It is not currently practicable to estimate the fair value of the long-term debt since these agreements contain unique terms, conditions, and restrictions, which were negotiated at arm’s length with the City of Granite Falls, as discussed in Note 3, there is no readily determinable similar instrument on which to base an estimate of fair value.

Grants

The Company will recognize grant income as other income for reimbursement of expenses incurred upon complying with the conditions of the grant. For reimbursements of capital expenditures, the grants are recognized as a reduction of the basis of the asset upon complying with the conditions of the grant.

GRANITE FALLS COMMUNITY ETHANOL PLANT, LLC
(A Development Stage Company)

Notes to Financial Statements

March 31, 2003

Income Taxes

Granite Falls Community Ethanol Plant, LLC is treated as a partnership for Federal and state income tax purposes and generally does not incur income taxes. Instead, its earnings and losses are included in the income tax returns of the members. Therefore, no provision or liability for Federal or state income taxes has been included in these financial statements.

2. DEVELOPMENT STAGE ENTERPRISE

The Company was formed on December 29, 2000 to have an indefinite life. The Company was initially capitalized by proceeds from notes payable to the City of Granite Falls, Minnesota and later by contributions from its founding members and additional seed capital investors. The seven founders contributed an aggregate of $55,000 for 700 units and subsequently the Board of Governors approved a 1:2 reverse membership unit split for the founding members. In addition, six of the seven founding members agreed to return to the Company one-half of each of their remaining units, thereby reducing the number of units held by each such founding member to twenty-five. Sixty-five members, including six of the founders or their affiliates, contributed an additional aggregate of $583,500 for 1,167 units that were issued between March and July 2002 pursuant to a private placement memorandum. On July 31, 2002, the Company discontinued selling units under the private placement memorandum. In August 2002, the Company converted a $25,000 note payable plus accrued interest to the City of Granite Falls to 50 membership units. Net Loss Per Unit retroactively reflects the two 1:2 reverse membership unit splits as well as the return of units to the Company by the founder

Income and losses are allocated to all members based upon their respective percentage units held. See Note 4 for further discussion of members’ equity.

GRANITE FALLS COMMUNITY ETHANOL PLANT, LLC
(A Development Stage Company)

Notes to Financial Statements

March 31, 2003

3. NOTES PAYABLE

At March 31, 2003 and 2002, the Company has $47,800 and $72,800, respectively, of notes payable with the City of Granite Falls, Minnesota due on January 1, 2003, extended to January 1, 2004, including interest at 7%. All notes are secured by terms and conditions of the Development Agreement dated February 2, 2001, and subsequently amended, between the City and the Company. The repayment of up to the entire amount may be forgiven subject to the covenants set forth in the Development Agreement.

Under the terms of the Development Agreement, partial forgiveness of the notes payable would have occurred if construction or commencement of construction or the letting of a contract for the construction of the project occurs on or before January 1, 2003. The notes payable can be forgiven at a rate of $5,000 for each job created, up to ten jobs, within six months of the start-up of operations of the facility, provided each job pays a gross annual wage or salary of not less than $24,500. In addition, upon the completion of financing and organizational startup, $25,000 of the notes payable may be converted to equity with a market value of $25,000 or more. In August 2002, the City Council of Granite Falls approved the conversion of a $25,000 note due from the Company plus accrued interest into fifty membership units. The notes payable are completely forgiven, in their entirety, if the project is abandoned.

4. MEMBERS’ EQUITY

As specified in the Company’s operating agreement, the Company initially will have one class of membership units. No member shall transfer all or any portion of an interest without the prior written consent of the Board of Governors. The Company has prepared an SB-2 Registration Statement for a minimum of 18,000 units and a maximum of 30,000 units which will be available for sale at $1,000 per unit with a minimum investment of $5,000. Should the Company not raise the minimum of $18,000,000 through the offering by June 30, 2003, the offering period may be extended on two occasions of up to 90 days each. Should the Company not raise the minimum $18,000,000 through the extension period; the capital raised through the offering will be returned to the respective investors. During February 2003, the Company’s Registration Statement was declared effective. As of March 31, 2003, 273 units have been subscribed.

GRANITE FALLS COMMUNITY ETHANOL PLANT, LLC
(A Development Stage Company)

Notes to Financial Statements

March 31, 2003

5. COMMITMENTS AND CONTINGENCIES

The Company has signed a letter of intent with a general contractor, who is also a member, for various design and construction services. The letter of intent stipulates that the engineer and general contractor will be engaged to construct a plant for approximately $43 million. The Company intends to begin construction in 2003 and anticipates total project costs to approximate $55 million.

In addition to the equity the Company intends to raise by June 30, 2003 of $18 to $30 million, the Company will need to obtain debt financing of $25 to $37 million, depending upon the amount of equity raised, to fund the cost of the project. The Company needs to obtain a debt financing commitment by July 31, 2003. This date may be extended on two occasions of up to 90 days each. The Company does not currently have a written commitment to obtain the additional debt financing.

In February 2002, the Company executed an energy management and engineering service agreement with an organization that will provide economic comparisons and engineering cost estimates. The total initial commitment for this agreement is $20,000 plus a maximum of $2,500 for travel expense. As of March 31, 2003, $35,000 of these costs are included in accounts payable. The agreement expired in October 2002 and was renewed for a successive one-year term unless and until terminated by either party with thirty days notice.

In fiscal 2001, the Company made a nominal payment to obtain an option to purchase approximately 31.72 acres of land for a price of $168,000. This option will expire on December 31, 2003. The Company is considering this parcel of land as a viable site for their ethanol plant.

In March 2003, the Company made a nominal payment to obtain an option agreement to purchase approximately 25.3 acres of land for approximately $168,000. This agreement gives the Company until December 31, 2004 to exercise these options.

In March 2001, the Company executed an agreement, as subsequently amended, with a member to serve as project coordinator. The agreement pays a maximum of $5,000 per month, renews every thirty days, and may be terminated by the Company at any time with no less than 10 days written notice.

In February 2003, the Company entered an agreement with unrelated party for the Company’s project consultant. The agreement pays $1,250 per week, with a one-time bonus of $40,000 ($20,000 minimum in clients stock) after the Company has raised the minimum amount of equity required to close on its public offering, and secured a loan to finance the Company’s project.

GRANITE FALLS COMMUNITY ETHANOL PLANT, LLC
(A Development Stage Company)

Notes to Financial Statements

March 31, 2003

6. SUBSEQUENT EVENT

Subsequent to March 31, 2003, the Company entered an agreement with David E. Thompson, a principal of Flolo-Thompson, Inc. (FTI), to primary focus on transportation, with an emphasis on rail rates, competing modes, transloading alternatives, potential rail-water outlets and new types of rail equipment. The consulting fee will be $75 per hour plus any out-of-pocket expenses.

7. GOING CONCERN

As shown in the accompanying financial statements, the Company incurred a net loss of $437,970 from inception to March 31, 2003. In addition, the Company is projecting a shortage of operating cash if the Company is unable to raise the minimum offering amount by June 30, 2003. These factors create an uncertainty about the Company’s ability to continue as a going concern. Management of the Company is developing a plan to obtain low interest loans and additional grants, although they have not yet secured any commitments for such financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Item 2.          Plan of Operations.

     This report contains forward-looking statements that involve future events, our future performance and our expected future operations and actions. In some cases you can identify forward-looking statements by the use of words such as “may,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the risks described in our Registration Statement on Form SB-2, as amended (SEC Registration No. 333-99065) and appearing elsewhere in this report. We are not under any duty to update the forward-looking statements contained in this report. We cannot guarantee future results, levels of activity, performance or achievements. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report. You should read this report and the documents that we reference in this report and have filed as exhibits, completely and with the understanding that our actual future results may be materially different from what we currently expect. We qualify all of our forward-looking statements by these cautionary statements.

Overview

     We are a start-up limited liability company. We plan to build an ethanol processing plant that will produce ethanol and dry distillers grains utilizing corn as the feed stock. We plan to locate the plant near Granite Falls, Minnesota on a 56 acre site we have options to purchase. We expect our plant to consume approximately 15 million bushels of corn annually, and produce approximately 40 million gallons of fuel-grade ethanol and 130,000 tons of distillers grains for livestock and poultry feed annually.

     We filed a Registration Statement on Form SB-2 (SEC Registration No. 333-99065), as amended (the “Registration Statement”), with the Securities and Exchange Commission, which became effective on February 10, 2003, for an initial public offering of an aggregate minimum of 18,000 and an aggregate maximum of 30,000 Membership Units priced at $1,000 per Unit (the “Offering”).

     We expect that the project will cost a total of approximately $55,000,000. We have raised $638,500 in seed capital and plan to raise a minimum of $18,000,000 and a maximum of $30,000,000 in equity and capital pursuant to the Offering and secure the balance through debt financing. We will require a significant amount of debt financing to complete the project. The amount of debt financing required depends on the amount of equity we raise in the Offering. We will close on the entire Offering when we raise the minimum amount offered and secure a commitment from a lender for our debt financing. We currently have no agreement with any lender for the debt financing that we need. If we do not secure the debt financing that we need, we will not be able to construct our proposed ethanol plant and may have to liquidate our assets and abandon our business.

     We expect that it will take 14-16 months from the date we close the Offering and secure our debt financing to construct the ethanol plant subject to additional delays due to permitting and adverse weather conditions. We have no agreement with any party to sell any of our expected production. We plan to pay commissions or fees to distributors to market and sell our products. We intend to hire staff only for direct operations of our ethanol business.

     We plan to use the calendar year as our fiscal year.

Plan of Operation to Close of the Offering

     We are not using any underwriter or selling agents to sell the Units being offered pursuant to our Public Offering. Our officers and Board of Governors are personally handling the sales efforts and the necessary investor meetings and follow up will require the bulk of our attention to the close of the Offering.

     In addition to our sales efforts, we are in the process of finalizing various permitting requirements including the Environmental Assessment Worksheet (EAW) and air permit with the Minnesota Pollution Control Agency and water appropriation permits for ground and surface water from the Department of Natural Resources for Minnesota. In addition, the National Pollution Discharge Elimination System (NPDES) permit has also been submitted to the MPCA.

     We have retained a consultant to negotiate our rail contract and he is working with both the TC&W line and the BNSF line.

     The natural gas commitments to our site are being negotiated both as to cost and a final provider contract. We are also working to finalize agreements with our electrical service provider.

     We are working with the City of Granite Falls for an orderly annexation by the City of our plant site. In addition, we have entered into a letter of intent to acquire an additional 25 acres of land adjoining our original 31 acre plant site. This additional land will allow us to better locate the actual plant on the site and provide land that we can lease to Farmers Elevator Co-Op.

     Farmers Elevator Co-Op agreed to build a new elevator on our plant site and a final contract for the land lease and corn procurement is being negotiated.

     We also are meeting with potential marketers for our ethanol and distillers dried grains. We will seek to have arrangements completed for marketing well before the plant is completed.

     Finally, we are and will continue to negotiate with potential lenders for our debt financing. We are expecting a proposal from one group within a few weeks.

Plan of Operations to Start-Up of Ethanol Plant

     If we close on the Offering and the debt financing that we need, we plan to spend the following 14 – 16 months designing, developing and constructing the ethanol plant. We believe that the proceeds of the Offering and the necessary debt financing will provide sufficient cash on hand to cover development costs, including, but not limited to, installation of utilities, construction, equipment acquisition, and interest expenses. In addition we expect to have sufficient cash on hand to cover our operating and administrative costs, such as raw materials, personnel, general and administrative expenses and legal and accounting fees for the first few weeks of operations until we begin collecting payment for the ethanol and distillers grains we produce and sell.

     The following is an estimate of our sources and uses of funds until the ethanol plant is built and we begin operations. The information set forth below is only an estimate and actual sources and uses of funds could be much higher due to a variety of factors, including those described in the Registration Statement and elsewhere in this report.

SOURCES OF FUNDS:

	MINIMUM	MAXIMUM

Equity	18,000,000	30,000,000
Less Offering Expenses	(225,000)	(225,000)
Seed Capital	638,500	638,500
Debt	37,000,000	25,000,000
Total Sources of Funds	55,413,500	55,413,500

USES OF FUNDS:

Plant Construction (fixed fee)	43,050,000
Land and Site Development (1)	2,500,000
Administrative Building and Furnishings (2)	200,000

Railroad (3)	750,000
Insurance Costs	500,000
Construction Contingency	1,000,000
Capitalized Interest (4)	800,000
Financing Costs (5)	750,000
Organizational Costs	425,000
Start-Up Costs (6)	4,800,000
Total Uses of Funds	54,775,000

(1)     We estimate that total land and site development costs will approximate $2,500,000 to meet the contractor’s requirements. These costs include: Purchase of approximately 56 acres in two parcels $336,000, obtaining all legal authority to use the site for its intended purpose, installation of natural gas, electrical and water supply infrastructure.

(2)     We anticipate expending approximately $200,000 to build a 2,600 square foot light office administration building on the site and install our computer and telephone systems, furniture and other office equipment.

(3)     We have budgeted $750,000 to design and construct a 3,400 foot rail spur from our plant site to the TC&W main rail line and to purchase and install the associated switching gear.

(4)     Capitalized interest consists of the interest we anticipate accruing during the development and construction period of our project. We plan to borrow between $25 and $37 million, depending upon the amount we raise in the offering. Our actual capitalized interest will vary on the amount we borrow and the applicable interest rate.

(5)     Financing costs consist of all costs associated with the procurement of our $25 to $37 million of project debt financing. These costs include bank origination and legal fees, loan processing fees, appraisal and title insurance charges, recording and deed registration tax, our legal and accounting fees associated with the financing and project coordinator fees, if any, associated with securing the financing. Our actual financing costs will vary on the amount we borrow.

(6)     We project $4,800,000 of start-up costs. These represent costs of beginning production after the plant construction is finished but before we begin generating income. Start-up costs include $600,000 of pre-production period expenses, $1,500,000 of initial inventories of corn and other ingredients and chemicals, our initial $500,000 of work-in-process, $950,000 of ethanol and dry distillers grain inventories, $500,000 of spare parts for our process equipment, and $750,000 of working capital.

     We expect to spend the majority of our funds, approximately $46,000,000, on site acquisition, site preparation, and construction of the ethanol plant, infrastructure and equipment. These costs include leveling and grading the site, general site work to prepare for construction of the ethanol plant, preparing and pouring foundations, and material and labor to construct the plant and ancillary facilities. We will also be purchasing and installing ethanol production equipment, such as pumps, grinders, processing equipment, storage tanks and conveyors. Fagen, Inc., our contractor, will handle construction, equipment purchases and installation, which we will pay for by making monthly progress payments based on the work completed and invoiced to us by Fagen.

Administration

     We currently employ a full-time project coordinator, a project consultant and a part-time secretary. We do not have a full-time office staff and we do not expect to retain one until the ethanol plant is near completion. Until then, we are dependent on our part-time officers and the board of governors to maintain our books and records. These individuals are responsible for complying with the rules and regulations promulgated under the Securities and Exchange Act of 1934 concerning the maintenance of accurate books and records, and the timely submission of periodic reports and other requirements with the Securities Exchange Commission.

Operating Expenses

     When the ethanol plant nears completion, we expect to incur various operating expenses, such as supplies, utilities and salaries for administration and production personnel. Along with operating expenses, we anticipate that we will have significant expenses relating to financing and interest. We have allocated funds in our capital structure for these expenses, but cannot assure you that the funds allocated will be sufficient to cover these expenses. We may need additional funding to cover these costs if sufficient funds are not available or if costs are higher than expected.

Employees

     Upon completion of the ethanol plant, we expect to have approximately 30 employees, including 20 in ethanol production operations, and ten in general management and administration. We will not maintain an internal sales organization. We anticipate that we will need the following personnel to operate and manage our ethanol plant:

Position	No. of Employees

General Manager	1
Plant Manager	1
Controller	1
Lab Manager	1
Lab Technician	1
Secretary/Clerical	3
Shift Supervisors	4
Maintenance Supervisor	1
Maintenance Craftsmen	5
Plant Operators	12

Total	30

     The position titles, job responsibilities and numbers allocated to each position may differ when we begin to employ individuals for each position.

     We may engage the Farmers Cooperative Elevator Company to serve as our commodities manager to manage our corn supply and hedging positions.

Liquidity and Capital Resources

     As of March 31, 2003, we had cash and cash equivalents of $176,750 and total assets of $337,177. We raised $638,500 in seed capital which we have used to fund our organization and operation to date. As of March 31, 2003, we had current liabilities of $146,506, which consists primarily of accounts payable and a Note to the City of Granite Falls in the amount of $47,800 due January 1, 2004. Total members equity as of March 31, 2003 was $190,671. Since inception, we have generated no revenue from operations, and cash flows provided by financing activities through March 31, 2003 consists primarily of member contributions.

     As of March 31, 2003, our current assets exceed our current liabilities and our total assets exceed our total liabilities. We have continued to incur losses since that time. We anticipate a shortage of operating cash if we are unable to raise the minimum offering by June 30, 2003. In anticipation of a shortfall we are seeking to arrange loans and grants to bridge our liquidity to closing of the Offering. We have not as yet secured any commitments for such financing.

     We are seeking to raise a minimum of $18,000,000 and a maximum of $30,000,000 in the Offering. We believe the project will cost a total of approximately $55,000,000. We plan to finance the project with seed capital, proceeds from the Offering, any grants we are able to obtain and debt financing. Other than forgivable loans from the City of Granite Falls totaling $47,800, we have no commitment for any other grants. We do not have any commitments for the debt financing that we need. Completion of the proposed ethanol plant depends on our ability to satisfy all conditions to breaking escrow and close on the entire Offering.

     We expect that our debt financing will be in the form of a construction loan that will convert to a permanent loan when we begin operations. We also expect that the loan will be secured by all of our real property and substantially all of our other assets, including receivables and inventories. In addition to repaying the principal, we plan to pay interest at market rates for loans to start-up ethanol projects, plus annual fees for maintenance and observation of the loan by the lender. We intend to capitalize all of our interest until we commence start-up operation, which means that we will not make any payment on the loan until we construct the ethanol plant and begin producing ethanol. We expect that our debt financing will consist of a construction loan with a term of 16 months which will then convert to a permanent loan when we begin operations. We expect that the permanent loan will be for a term of 120 months. We expect to repay the permanent loan through fixed quarterly payments of principal and interest beginning after we commence operations. If the project suffers delays, we may not be able to timely repay the loan. If interest rates increase, we will have higher interest payments, which could adversely affect our business.

     The amount of debt financing that we need depends on the amount of equity we raise in the Offering and whether we receive any of the grants we intend to pursue. We intend to seek debt financing from lenders who have provided debt financing to other ethanol projects in the past or who have expressed an interest in providing debt financing to ethanol projects. We plan to locate these lenders by contacting lenders who currently provide debt financing to the ethanol industry. These lenders include farm credit system financial institutions with Title I and Title II authority under the Farm Credit Act, other state or federally chartered financial institutions, and insurance companies.

Item 3: Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures.

     Our Chief Manager (the principal executive officer), Paul Enstad, and our Treasurer (the principal financial officer), Julie Oftedahl-Volstad, have reviewed our disclosure controls and procedures within 90 days prior to the filing of this report. Based upon this review, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is made known to them by others within the Company.

(b)	Changes in Internal Controls.

     There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

     None.

Item 2. Changes in Securities.

     The Securities and Exchange Commission originally declared our Registration Statement on Form SB-2 (SEC Registration No. 333-99065), as amended (the “Registration Statement”), effective on February 10, 2003. We commenced our initial public offering of our membership units on February 10, 2003. We have no underwriter and our officers and governors are selling the membership units on our behalf directly to investors. We have not obtained and do not plan to use the services of any placement agent or broker-dealer for this offering. We do not pay our officers or managers any compensation for services related to the offer or sale of the units.

     We registered a maximum of 30,000 membership units with an aggregate gross offering price of $30,000,000, or $1,000.00 per unit. Each membership unit represents a pro rata ownership interest in our capital, profits, losses and distributions. Investors must purchase a minimum of five membership units ($5,000 minimum investment). We require an aggregate minimum purchase of $18,000,000 by all investors (including purchases by our existing governors and members or their affiliates) before we will accept any subscriptions. When an investor subscribes, that investor must remit 10% of the purchase price for the membership units the investor is purchasing. The investor will sign a promissory note agreeing to pay the 90% balance within 20 days after we send the investor a written notice to pay. We will send that notice after we receive written subscriptions totaling a minimum of $18,000,000. We must raise the $18,000,000 minimum by June 30, 2003 and secure a debt financing commitment by July 31, 2003.

     We are holding all funds received from investors in an interest-bearing escrow account at Granite Falls Bank, our escrow agent, until we receive the minimum subscription amount of $18,000,000 and secure a written commitment from one or more lenders for debt financing to construct and start-up the plant. The board of governors, in its discretion, may extend the offering period (and the time we hold investor funds in our escrow account) beyond June 30, 2003 on two occasions of up to 90 days each upon written notice to our escrow agent.

     As of March 31, 2003, we have received subscriptions for approximately 273 membership units, or an aggregate of $273,000 of subscription payments. We have not yet met the conditions to breaking escrow and therefore have not completed the sale of any of the membership units subscribed. We will not break escrow and complete the sale of any of the units subscribed until we raise at least the minimum amount offered.

     From February 10, 2003 (the effective date of the Registration Statement) to March 31, 2003, total expenses incurred were approximately $76,086. None of these payments were direct or indirect payments to our managers, officers or their associates, persons owning 10% or more of any class of our equity securities or our affiliates. From February 10, 2003 to March 31, 2003, we did not receive or use any net offering proceeds.

Item 3. Defaults Upon Senior Securities.

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

Item 5. Other Information.

     None.

Item 6. Exhibits and Reports on Form 8-K.

(a)	The following exhibits are included herein:

4.1	Escrow Agreement, as amended (Incorporated herein by reference to Exhibit 4.2 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form SB-2 filed on February 7, 2003 (SEC Registration No. 333-99065)

3.2	Third Amended and Restated Operating and Member Control Agreement (Incorporated hereby by reference to Appendix A to the Company’s Form 424(B)(3) filed on February 12, 2003 (SEC Registration No. 333-99065)

10.1	Form of Subscription Application and Agreement (Incorporated hereby by reference to Appendix B to the Company’s Form 424(B)(3) filed on February 12, 2003 (SEC Registration No. 333-99065)

99.1	Certificate Pursuant to 18 U.S.C. § 1350

(b)	Reports on Form 8-K:

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRANITE FALL COMMUNITY ETHANOL PLANT, LLC

Date: May 20, 2003	/s/ Paul Enstad Paul Enstad Chief Manager and Chairman of the Board (Principal Executive Officer)

Date: May 20, 2003	/s/ Julie Oftedahl-Volstad Julie Oftedahl-Volstad Treasurer (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Paul Enstad, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Granite Falls Community Ethanol Plant, LLC;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 20, 2003	/s/ Paul Enstad Chief Manager and Chairman of the Board

I, Julie Oftedahl-Volstad, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Granite Falls Community Ethanol Plant, LLC;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 20, 2003	/s/ Julie Oftedahl-Volstad Treasurer