Form 10QSB
period 2003-06-30
GRANITE FALLS COMMUNITY ETHANOL PLANT LLC
filed 2003-08-14
CIK 1181749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2003

OR

☐	Transition report under Section 13 or 15(d) of the Exchange Act.

For the transition period from                      to                      .

Commission file number 333-99065

GRANITE FALLS COMMUNITY ETHANOL PLANT, LLC

(Exact name of small business issuer as specified in its charter)

Minnesota	41-1997390
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2448 – 540th Street, Suite 1
P. O. Box 216
Granite Falls, Minnesota 56241-0216
(Address of principal executive offices)

(320) 564-3100
(Issuer’s telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐  No

State the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date: As of June 30, 2003, there were 1,417 units of Ownership outstanding.

Transitional Small Business Disclosure Format (Check one): ☐ Yes  ☒  No

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

C O N T E N T S

Page

Financial Statements
Balance Sheets	3
Statements of Operations	4
Statements of Cash Flows	6
Notes to Financial Statements	7

GRANITE FALLS COMMUNITY ETHANOL PLANT, LLC
(A Development Stage Company)

Balance Sheets

	June 30,	December 31,
	2003	2002

	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$44,970	$251,987
Prepaid expenses	9,933	1,005

Total current assets	54,903	252,992
Equipment
Office equipment	6,317	6,317
Less accumulated depreciation	737	105

Net equipment	5,580	6,212
Other Assets
Deferred offering costs	177,794	134,978

Total other assets	177,794	134,978

Total Assets	$238,277	$394,182

LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities
Accounts payable	$111,128	$39,095
Accrued interest	7,100	5,201
Note payable-City of Granite Falls	47,800	—

Total current liabilities	166,028	44,296
Long-Term Debt	—	47,800
Commitments and Contingencies
Members’ Equity
Member contributions, net of costs related to capital contributions, 1,417 units outstanding at
June 30, 2003 and December 31, 2002	628,641	628,641
Deficit accumulated during development stage	(556,392)	(326,555)

Total members’ equity	72,249	302,086

Total Liabilities and Members’ Equity	$238,277	$394,182

Notes to Financial Statements are an integral part of this Statement.

GRANITE FALLS COMMUNITY ETHANOL PLANT, LLC
(A Development Stage Company)

Statements of Operations

			From Inception
	Quarter Ended	Quarter Ended	(December 29, 2000)
	June 30,	June 30,	to June 30,
	2003	2002	2003

	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$—	$—	$—
Operating Expenses
Project coordinator	14,960	12,550	123,100
Surveying, site and permitting expense	4,008	19,871	102,553
Professional and consulting fees	63,794	34,295	231,689
General and administrative	34,930	—	95,784

Total operating expenses	117,692	66,716	553,126

Operating Loss	(117,692)	(66,716)	(553,126)
Other Income (Expense)
Interest income	228	992	3,937
Miscellaneous income	$—	7,207	1,000
Interest expense	(958)	(1,794)	(8,203)

Total other income (expense), net	(730)	6,405	(3,266)

Net Loss	$(118,422)	$(60,311)	$(556,392)

Net Loss Per Unit (1,417, 781 and 651 weighted average units outstanding, respectively)	$(83.57)	$(77.22)	$(854.67)

Notes to Financial Statements are an integral part of this Statement.

GRANITE FALLS COMMUNITY ETHANOL PLANT, LLC
(A Development Stage Company)

Statements of Operations

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2003	2002

	(Unaudited)	(Unaudited)
Revenues	$—	$—
Operating Expenses
Project coordinator	29,960	27,378
Surveying, site and permitting expense	12,834	26,831
Professional and consulting fees	108,782	36,245
General and administrative	77,078	13,743

Total operating expenses	228,654	104,197

Operating Loss	(228,654)	(104,197)
Other Income (Expense)
Interest income	716	992
Miscellaneous income	—	7,207
Interest expense	(1,899)	(2,927)

Total other income (expense), net	(1,183)	5,272

Net Loss	$(229,837)	$(98,925)

Net Loss Per Unit (1,417 and 472 weighted average units outstanding, respectively)	$(162.20)	$(209.59)

Notes to Financial Statements are an integral part of this Statement.

GRANITE FALLS COMMUNITY ETHANOL PLANT, LLC
(A Development Stage Company)

Statements of Cash Flows

			From Inception
	Six Months Ended	Six Months Ended	(December 29, 2000)
	June 30,	June 30,	to June 30,
	2003	2002	2003

	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(229,837)	$(98,925)	$(556,392)
Adjustments to reconcile net loss to net cash from operations:
Depreciation	632		737
Changes in assets and liabilities
Prepaid expenses	(8,928)	(11,645)	(9,933)
Accounts payable	69,678	(48,680)	108,773
Accrued interest	1,899	2,007	8,203

Net cash used in operating activities	(166,556)	(157,243)	(448,612)
Cash Flows from Investing Activities
Capital expenditures	—	—	(6,317)

Net cash used in investing activities	—	—	(6,317)

Cash Flows from Financing Activities
Proceeds from notes payable	—	—	72,800
Member contributions	—	536,000	638,500
Payments for costs of raising capital	—	(35,962)	(35,962)
Payments for deferred offering	(40,461)	(4,620)	(175,439)

Net cash provided by (used in) financing activities	(40,461)	495,418	499,899

Net (Decrease) Increase in Cash	(207,017)	338,175	44,970
Cash – Beginning of Period	251,987	17,557	—

Cash – End of Period	$44,970	$355,732	$44,970

Supplemental Disclosure of Noncash Investing and Financing Activities
Deferred offering costs in accounts payable	$2,355	$—	$2,355

Conversion of note payable and accrued interest into member units	$—	$—	$26,103

Notes to Financial Statements are an integral part of this Statement.

GRANITE FALLS COMMUNITY ETHANOL PLANT, LLC
(A Development Stage Company)

Notes to Financial Statements

June 30, 2003

The statements included herein have been prepared by the company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are, in the opinion of management, necessary to a fair presentation of the financial statements for the interim period, on a basis consistent with the annual audited financial statements. The adjustments made to these statements consists only of normal recurring adjustments. These financial statements should be read in conjunction with the financial statements and the summary of significant accounting polices and notes thereto included in the company’s Registration Statement on Form SB-2, as amended (SEC Registration No. 333-99065).

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

The Company, which anticipates its plant location to be near Granite Falls, Minnesota, was organized to fund and construct a 40 million gallon ethanol plant with distribution to upper Midwest states. In addition, the Company intends to produce and sell distillers dried grains as a co-product of ethanol production. Construction is anticipated to begin in 2003. As of June 30, 2003, the Company is in the development stage with its efforts being principally devoted to organizational, project feasibility, equity raising and permitting activities.

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

June 30, 2003

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

Equipment

Equipment is stated at the lower of cost or estimated fair value. Depreciation is provided over an estimated useful life of five years by use of the straight line depreciation method. Depreciation expense is for the six months ending 2003 and 2002 was $632 and $0, respectively. Maintenance and repairs are expensed as incurred; major improvements and betterments are capitalized.

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

Grants

The Company will recognize grant income as other income for reimbursement of expenses incurred upon complying with the conditions of the grant. For reimbursements of capital expenditures, the grants are recognized as a reduction of the basis of the asset upon complying with the conditions of the grant

GRANITE FALLS COMMUNITY ETHANOL PLANT, LLC
(A Development Stage Company)

Notes to Financial Statements

June 30, 2003

Income Taxes

Granite Falls Community Ethanol Plant, LLC is treated as a partnership for Federal and state income tax purposes and generally does not incur income taxes. Instead, its earnings and losses are included in the income tax returns of the members. Therefore, no provision or liability for Federal or state income taxes has been included in these financial statements.

Reclassification

Certain amounts in the Statement of Operations for 2002 and Inception to date have been reclassified to conform to 2003 classifications. These reclassifications had no effect on net loss as previously reported.

2.     DEVELOPMENT STAGE ENTERPRISE

The Company was formed on December 29, 2000 to have an indefinite life. The Company was initially capitalized by proceeds from notes payable to the City of Granite Falls, Minnesota and later by contributions from its founding members and additional seed capital investors. The seven founders contributed an aggregate of $55,000 for 700 units and subsequently the Board of Governors approved a 1:2 reverse membership unit split for the founding members. In addition, six of the seven founding members agreed to return to the Company one-half of each of their remaining units, thereby reducing the number of units held by each such founding member to twenty-five. Sixty-five members, including six of the founders or their affiliates, contributed an additional aggregate of $583,500 for 1,167 units that were issued between March and July 2002 pursuant to a private placement memorandum. On July 31, 2002, the Company discontinued selling units under the private placement memorandum. In August 2002, the Company converted a $25,000 note payable plus accrued interest to the City of Granite Falls to 50 membership units. Net Loss Per Unit retroactively reflects the two 1:2 reverse membership unit splits as well as the return of units to the Company by the founders.

Income and losses are allocated to all members based upon their respective percentage units held. See Note 4 for further discussion of members’ equity.

GRANITE FALLS COMMUNITY ETHANOL PLANT, LLC
(A Development Stage Company)

Notes to Financial Statements

June 30, 2003

3.     NOTES PAYABLE

At June 30, 2003 and December 31, 2002, the Company has $47,800 of notes payable with the City of Granite Falls, Minnesota due on January 1, 2003, subsequently extended to January 1, 2004, including interest at 7%. All notes are secured by terms and conditions of the Development Agreement dated February 2, 2001, and subsequently amended, between the City and the Company. The repayment of up to the entire amount may be forgiven subject to the covenants set forth in the Development Agreement.

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

4.     MEMBERS’ EQUITY

As specified in the Company’s operating agreement, the Company initially will have one class of membership units. No member shall transfer all or any portion of an interest without the prior written consent of the Board of Governors. The Company has prepared an SB-2 Registration Statement for a minimum of 18,000 units and a maximum of 30,000 units which will be available for sale at $1,000 per unit with a minimum investment of $5,000. During February 2003, the Company’s Registration Statement was declared effective. Should the Company not raise the minimum of $18,000,000 through the offering by June 30, 2003, the offering period may be extended on two occasions of up to 90 days each. As of June 30, 2003, the Company failed to meet the minimum equity and has elected to extend their offering to September 30, 2003. Should the Company not raise the minimum $18,000,000 through the extension period(s); the capital raised through the offering will be returned to the respective investors.

GRANITE FALLS COMMUNITY ETHANOL PLANT, LLC
(A Development Stage Company)

Notes to Financial Statements

June 30, 2003

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

In addition to the equity the Company intends to raise by September 30, 2003 of $18 to $30 million, the Company will need to obtain debt financing of $25 to $37 million, depending upon the amount of equity raised, to fund the cost of the project. The Company needs to obtain a debt financing commitment by October 31, 2003. This date may be extended on occasions of up to 90 days. The Company does not currently have a written commitment to obtain the additional debt financing. The Company had originally intended to raise the minimum equity by June 30, 2003, but has elected to exercise extension to September 30, 2003.

In February 2002, the Company executed an energy management and engineering service agreement with an organization that will provide economic comparisons and engineering cost estimates. The total initial commitment for this agreement is $20,000 plus a maximum of $2,500 for travel expense. As of June 30, 2003, $37,750 of these costs is included in accounts payable. The agreement expired in October 2002 and was extended for seven months. In May 2003, the Company terminated this agreement.

In fiscal 2001, the Company made a nominal payment to obtain an option to purchase approximately 31.72 acres of land for a price of $168,000. This option will expire on December 31, 2003. The Company is considering this parcel of land as a viable site for their ethanol plant.

In March 2003, the Company made a nominal payment to obtain an option agreement to purchase approximately 25.3 acres of land for approximately $168,000. This agreement gives the Company until December 31, 2004 to exercise this option.

In March 2001, the Company executed an agreement, as subsequently amended, with a member to serve as project coordinator. The agreement pays a maximum of $5,000 per month, renews every thirty days, and may be terminated by the Company at any time with no less than 10 days written notice.

GRANITE FALLS COMMUNITY ETHANOL PLANT, LLC
(A Development Stage Company)

Notes to Financial Statements

June 30, 2003

In February 2003, the Company entered an agreement with unrelated party for the Company’s project consultant. The agreement pays $1,250 per week, with a one-time bonus of $40,000 ($20,000 minimum in Company stock), if, after the Company has raised the minimum amount of equity required to close on its public offering, and as required by a prospective lender to secure a loan adequate to finance the Company’s project.

In April 2003, the Company entered an agreement with David E. Thompson, a principal of Flolo-Thompson, Inc. (FTI), to primarily focus on transportation, with an emphasis on rail rates, competing modes, transloading alternatives, potential rail-water outlets and new types of rail equipment. The consulting fee will be $75 per hour plus any out-of-pocket expenses, with fees prior to start up at a maximum of $10,000, at which $5,000 will be at risk.

6.     GOING CONCERN

As shown in the accompanying financial statements, the Company incurred a net loss of $556,392 from inception to June 30, 2003. The Company has spent approximately $125,000 for engineering, permitting, and water resource exploration which have been expensed. The Company is projecting a shortage of operating cash if the Company is unable to raise the minimum offering amount by June 30, 2003, extended to September 30, 2003. These factors create an uncertainty about the Company’s ability to continue as a going concern. Management of the Company is developing a plan to obtain low interest loans and additional grants, although they have not yet secured any commitments for such financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Overview

          We are a start-up limited liability company. We plan to build an ethanol processing plant that will produce ethanol and dry distillers grains utilizing corn as the feed stock. We plan to locate the plant near Granite Falls, Minnesota on a 31 acre site we have an option to purchase. We expect our plant to consume approximately 15 million bushels of corn annually, and produce approximately 40 million gallons of fuel-grade ethanol and 130,000 tons of distillers grains for livestock and poultry feed annually.

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

Plan of Operation to Close of the Offering

          We are not using any underwriter or selling agents to sell the Units being offered pursuant to our Public Offering. Our officers and Board of Managers are personally handling the sales efforts and the necessary investor meetings and follow up will require the bulk of our attention to the close of the Offering.

          In addition to our sales efforts, we are in the process of finalizing various permitting requirements including the Environmental Assessment Worksheet (EAW) with the Minnesota Pollution Control Agency and the Department of Natural Resources for Minnesota regarding air permits. In addition, the National Pollution Discharge Elimination System (NPDES) permits covering the water appropriation of both ground and surface water is close to being finalized.

          We have retained a consultant to negotiate our rail contract and he is working with both the TC&W line and the Burlington line.

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

          Finally, we are and will continue to negotiate with potential lenders for our long-term debt financing. We are expecting a proposal from one group within a few weeks.

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

(1)  We estimate that total land and site development costs will approximate $2,500,000 to meet the contractor’s requirements. These costs include: Purchase of 31 acre land parcel $168,000, obtaining all legal authority to use the site for its intended purpose, installation of natural gas, electrical and water supply infrastructure.

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

Administration

          We currently employ a project coordinator and a project consultant. We do not have a full-time office staff and we do not expect to retain one until the ethanol plant is near completion. Until then, we are dependent on our part-time officers and the board of managers to maintain our books and records. These individuals are responsible for complying with the rules and regulations promulgated under the Securities and Exchange Act of 1934 concerning the maintenance of accurate books and records, and the timely submission of periodic reports and other requirements with the Securities Exchange Commission.

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

Liquidity and Capital Resources

          As of June 30, 2003, we had cash and cash equivalents of $44,970 and total assets of $238,277. We raised $638,500 in seed capital which we have used to fund our organization and operation to date. As of June 30, 2003, we had current liabilities of $166,028, which consists primarily of accounts payable and a Note to the City of Granite Falls in the amount of $47,800 due January 1, 2004. Total members equity as of June 30, 2003 was $72,249. Since inception, we have generated no revenue from operations, and cash flows provided by financing activities through June 30, 2003 consists primarily of member contributions.

          As of June 30, 2003, our current liabilities exceed our current assets and our total liabilities exceed our total assets. We have continued to incur losses since that time. In order to cover our cash shortfall we are seeking to arrange loans and grants to bridge our liquidity to closing of the Offering. We have not as yet secured any commitments for such financing.

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

Item 3: Controls and Procedures.

           As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and the principal financial officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, the principal executive officer and the principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported with the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company’s internal control over financial reporting during the Company’s most recently competed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

     We registered a maximum of 30,000 membership units with an aggregate gross offering price of $30,000,000, or $1,000.00 per unit. Each membership unit represents a pro rata ownership interest in our capital, profits, losses and distributions. Investors must purchase a minimum of five membership units ($5,000 minimum investment). We require an aggregate minimum purchase of $18,000,000 by all investors (including purchases by our existing governors and members or their affiliates) before we will accept any subscriptions. When an investor subscribes, that investor must remit 10% of the purchase price for the membership units the investor is purchasing. The investor will sign a promissory note agreeing to pay the 90% balance within 20 days after we send the investor a written notice to pay. We will send that notice after we receive written subscriptions totaling a minimum of $18,000,000. We have extended the closing date for our offering from June 30, 2003 to September 30, 2003, and the date by which our debt financing commitment must be secured to October 31, 2003.

     We are holding all funds received from investors in an interest-bearing escrow account at Granite Falls Bank, our escrow agent, until we receive the minimum subscription amount of $18,000,000 and secure a written commitment from one or more lenders for debt financing to construct and start-up the plant. The board of governors, in its discretion, may extend the offering period (and the time we hold investor funds in our escrow account) beyond June 30, 2003 on two occasions of up to 90 days each upon written notice to our escrow agent. On June 24, 2003, we exercised our right to extend for a period of 90 days by Board resolution and notice to the escrow agent.

     As of June 30, 2003, we have received subscriptions for approximately 3,590 membership units, or an aggregate of $3,590,000 of subscription payments. We have not yet met the conditions to breaking escrow and therefore have not completed the sale of any of the membership units subscribed. We will not break escrow and complete the sale of any of the units subscribed until we raise at least the minimum amount offered.

          From February 10, 2003 (the effective date of the Registration Statement) to June 30, 2003, total expenses incurred were approximately $202,584. None of these payments were direct or indirect payments to our managers, officers or their associates, persons owning 10% or more of any class of our equity securities or our affiliates. From February 10, 2003 to June 30, 2003, we did not receive or use any net offering proceeds.

Item 3. Defaults Upon Senior Securities.

          None.

Item 4. Submission of Matters to a Vote of Security Holders.

          None.

Item 5. Other Information.

          None.

Item 6. Exhibits and Reports on Form 8-K.

          (a) The following exhibits are included herein:

4.1	Escrow Agreement, as amended (Incorporated herein by reference to Exhibit 4.2 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form SB-2 filed on February 7, 2003 (SEC Registration No. 333-99065)

4.2	Letter to the Escrow Agent notifying them of intent of the Company to extend offering 90 days effective June 30, 2003

3.2	Third Amended and Restated Operating and Member Control Agreement (Incorporated hereby by reference to Appendix A to the Company’s Form 424(B)(3) filed on February 12, 2003 (SEC Registration No. 333-99065)

10.1	Form of Subscription Application and Agreement (Incorporated hereby by reference to Appendix B to the Company’s Form 424(B)(3) filed on February 12, 2003 (SEC Registration No. 333-99065)

31	Certification by the Chief Manager/Chairman of the Board and the Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification by the Chief Manager/Chairman of the Board and the Treasurer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (this Exhibit is “furnished” pursuant to SEC rules, but is deemed not “filed”)

          (b) Reports on Form 8-K:

               None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRANITE FALL COMMUNITY ETHANOL PLANT, LLC

Date:	August 13, 2003	/s/ Paul Enstad

Paul Enstad
Chief Manager and Chairman of the Board
(Principal Executive Officer)

Date:	August 13, 2003	/s/ Julie Oftedahl-Volstad

Julie Oftedahl-Volstad
Treasurer
(Principal Financial and Accounting Officer)