Form 10QSB
period 2003-09-30
GRANITE FALLS COMMUNITY ETHANOL PLANT LLC
filed 2003-11-14
CIK 1181749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2003

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

(320) 564-3100
(Issuer’s telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   ☐ No

State the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date: As of November 11, 2003, there were 1,417 units of Ownership outstanding.

Transitional Small Business Disclosure Format (Check one): ☐ Yes   ☒ No

CONTENTS

		Page
		No.

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements	2
Item 2.	Plan of Operation	13
Item 3.	Controls and Procedures	18
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	18
Item 2.	Changes in Securities	18
Item 3.	Defaults Upon Senior Securities	19
Item 4.	Submission of Matters to a Vote of Security Holders	19
Item 5.	Other Information	19
Item 6.	Exhibits and Reports on Form 8-K	19
SIGNATURES		20
CERTIFICATIONS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

C O N T E N T S

Page

Financial Statements
Balance Sheets	3
Statements of Operations	4
Statements of Cash Flows	6
Notes to Financial Statements	7

GRANITE FALLS COMMUNITY ETHANOL PLANT, LLC

(A Development Stage Company)

Balance Sheets

	September 30,	December 31,
	2003	2002

	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$2,601	$251,987
Prepaid expenses	6,035	1,005

Total current assets	8,636	252,992
Equipment
Office equipment	6,317	6,317
Less accumulated depreciation	1,052	105

Net equipment	5,265	6,212
Other Assets
Deferred offering costs	177,794	134,978

Total other assets	177,794	134,978

Total Assets	$191,695	$394,182

LIABILITIES AND MEMBERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$63,946	$39,095
Accrued interest	8,254	5,201
Note payable-Granite Falls Bank	99,000	—
Note payable-City of Granite Falls	47,800	—

Total current liabilities	219,000	44,296
Long-Term Debt	—	47,800
Commitments and Contingencies
Members’ Equity (Deficit)
Member contributions, net of costs related to capital contributions, 1,417 units outstanding at September 30, 2003 and December 31, 2002	628,641	628,641
Deficit accumulated during development stage	(655,946)	(326,555)

Total members’ equity (deficit)	(27,305)	302,086

Total Liabilities and Members’ Equity (Deficit)	$191,695	$394,182

Notes to Financial Statements are an integral part of this Statement.

GRANITE FALLS COMMUNITY ETHANOL PLANT, LLC

(A Development Stage Company)

Statements of Operations

			From Inception
	Quarter Ended	Quarter Ended	(December 29, 2000)
	September 30,	September 30,	to September 30,
	2003	2002	2003

	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$—	$—	$—
Operating Expenses
Project coordinator	12,513	17,512	135,613
Surveying, site and permitting expense	10,020	6,700	112,573
Professional and consulting fees	40,063	58,066	271,752
General and administrative	35,835	3,928	131,619

Total operating expenses	98,431	86,206	651,557

Operating Loss	(98,431)	(86,206)	(651,557)
Other Income (Expense)
Interest income	32	1,330	3,969
Miscellaneous income	—	—	1,000
Interest expense	(1,155)	(1,175)	(9,358)

Total other income (expense), net	(1,123)	155	(4,389)

Net Loss	$(99,554)	$(86,051)	$(655,946)

Net Loss Per Unit (1,417, 1,336 and 721 weighted
average units outstanding, respectively)	$(70.26)	$(64.41)	$(909.77)

Notes to Financial Statements are an integral part of this Statement.

GRANITE FALLS COMMUNITY ETHANOL PLANT, LLC

(A Development Stage Company)

Statements of Operations

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2003	2002

	(Unaudited)	(Unaudited)
Revenues	$—	$—
Operating Expenses
Project coordinator	42,473	44,890
Surveying, site and permitting expense	22,855	33,531
Professional and consulting fees	148,845	94,312
General and administrative	112,912	10,463

Total operating expenses	327,085	183,196

Operating Loss	(327,085)	(183,196)
Other Income (Expense)
Interest income	748	2,322
Interest expense	(3,054)	(4,102)

Total other income (expense), net	(2,306)	(1,780)

Net Loss	$(329,391)	$(184,976)

Net Loss Per Unit (1,417 and 763 weighted
average units outstanding, respectively)	$(232.46)	$(242.43)

Notes to Financial Statements are an integral part of this Statement.

GRANITE FALLS COMMUNITY ETHANOL PLANT, LLC

(A Development Stage Company)

Statements of Cash Flows

			From Inception
	Nine Months Ended	Nine Months Ended	(December 29, 2000)
	September 30,	September 30,	to September 30,
	2003	2002	2003

	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(329,391)	$(184,976)	$(655,946)
Adjustments to reconcile net loss to net cash from operations:
Depreciation	947	—	1,052
Changes in assets and liabilities
Prepaid expenses	(5,030)	(2,435)	(6,035)
Accounts payable	29,282	(30,900)	63,946
Accrued interest	3,053	4,102	9,357

Net cash used in operating activities	(301,139)	(214,209)	(587,626)
Cash Flows from Investing Activities
Capital expenditures	—	—	(6,317)

Net cash used in investing activities	—	—	(6,317)
Cash Flows from Financing Activities
Proceeds from short term notes payable	99,000	—	99,000
Proceeds from long term notes payable	—	—	72,800
Member contributions	—	638,500	638,500
Payments for costs of raising capital	—	(35,962)	(35,962)
Payments for deferred offering costs	(47,247)	(82,650)	(177,794)

Net cash provided by financing financing activities	51,753	519,888	596,544

Net (Decrease) Increase in Cash	(249,386)	305,679	2,601
Cash – Beginning of Period	251,987	17,557	—

Cash – End of Period	$2,601	$323,236	$2,601

Supplemental Disclosure of Noncash Investing and Financing Activities
Deferred offering costs in accounts payable	$—	$9,131	$—

Conversion of note payable and accrued interest into member units	$—	$26,103	$26,103

Notes to Financial Statements are an integral part of this Statement.

GRANITE FALLS COMMUNITY ETHANOL PLANT, LLC
(A Development Stage Company)

Notes to Financial Statements

September 30, 2003

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

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

The Company, which anticipates its plant location to be near Granite Falls, Minnesota, was organized to fund and construct a 40 million gallon ethanol plant with distribution to upper Midwest states. In addition, the Company intends to produce and sell distillers dried grains as a co-product of ethanol production. Construction is anticipated to begin in 2004. As of September 30, 2003, the Company is in the development stage with its efforts being principally devoted to organizational, project feasibility, equity raising and permitting activities.

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

September 30, 2003

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

Equipment

Equipment is stated at the lower of cost or estimated fair value. Depreciation is provided over an estimated useful life of five years by use of the straight line depreciation method. Depreciation expense for the nine months ending 2003 and 2002 was $947 and $0, respectively. Maintenance and repairs are expensed as incurred; major improvements and betterments are capitalized.

Fair Value of Financial Instruments

The fair value of the Company’s cash and note payable to Granite Falls Bank approximates its carrying value. It is not currently practicable to estimate the fair value of the notes payable to the City of Granite Falls since these agreements contain unique terms, conditions, and restrictions, which were negotiated at arm’s length with the City of Granite Falls, as discussed in Note 3, there is no readily determinable similar instrument on which to base an estimate of fair value.

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

September 30, 2003

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

GRANITE FALLS COMMUNITY ETHANOL PLANT, LLC
(A Development Stage Company)

Notes to Financial Statements

September 30, 2003

3.     NOTES PAYABLE

At September 30, 2003 and December 31, 2002, the Company has $47,800 of notes payable with the City of Granite Falls, Minnesota due on January 1, 2003, subsequently extended to January 1, 2004, including interest at 7%. All notes are secured by terms and conditions of the Development Agreement dated February 2, 2001, and subsequently amended, between the City and the Company. The repayment of up to the entire amount may be forgiven subject to the covenants set forth in the Development Agreement.

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

As of September 30, 2003, the Company has a line of credit from a bank expiring January 15, 2004 at a maximum of $200,000 with an interest rate of 5.75% and secured by a separate security agreement and guaranteed by two members of the Company. The outstanding balance as of September 30, 2003, was $99,000.

4.     MEMBERS’ EQUITY

As specified in the Company’s operating agreement, the Company initially will have one class of membership units. No member shall transfer all or any portion of an interest without the prior written consent of the Board of Governors. The Company has prepared an SB-2 Registration Statement for a minimum of 18,000 units and a maximum of 30,000 units which will be available for sale at $1,000 per unit with a minimum investment of $5,000. During February 2003, the Company’s Registration Statement was declared effective. Should the Company not raise the minimum of $18,000,000 through the offering by June 30, 2003, the offering period may be extended on two occasions of up to 90 days each. As of September 30, 2003, the Company has not met the minimum equity and has elected to extend their offering to December 27, 2003. Should the Company not raise the minimum $18,000,000 through the extension period(s), the capital raised through the offering will be returned to the respective investors. As of September 30, 2003, the Company has received subscriptions for approximately 6,160 membership units or an aggregate of $6,190,000 subscription payments.

GRANITE FALLS COMMUNITY ETHANOL PLANT, LLC
(A Development Stage Company)

Notes to Financial Statements

September 30, 2003

5.     COMMITMENTS AND CONTINGENCIES

The Company has signed a letter of intent with a general contractor, who is also a member, for various design and construction services. The letter of intent stipulates that the engineer and general contractor will be engaged to construct a plant for approximately $43 million. The Company intends to begin construction in 2004 and anticipates total project costs to approximate $55 million.

In addition to the equity the Company intends to raise by December 27, 2003 of $18 to $30 million, the Company will need to obtain debt financing of $25 to $37 million, depending upon the amount of equity raised, to fund the cost of the project. The Company needs to obtain a debt financing commitment by January 27, 2003. The Company does not currently have a written commitment to obtain the additional debt financing. The Company had originally intended to raise the minimum equity by June 30, 2003, but has elected to exercise extensions to December 27, 2003.

In February 2002, the Company executed an energy management and engineering service agreement with an organization that will provide economic comparisons and engineering cost estimates. The total initial commitment for this agreement is $20,000 plus a maximum of $2,500 for travel expense. As of September 30, 2003, $37,750 of these costs are included in accounts payable. The agreement expired in October 2002 and was extended for seven months. In May 2003, the Company terminated this agreement.

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

GRANITE FALLS COMMUNITY ETHANOL PLANT, LLC
(A Development Stage Company)

Notes to Financial Statements

September 30, 2003

In February 2003, the Company entered an agreement with unrelated party for the Company’s project consultant. The agreement pays $1,250 per week, with a one-time bonus of $40,000 ($20,000 minimum in Company stock), if, after the Company has raised the minimum amount of equity required to close on its public offering, and as required by a prospective lender to secure a loan adequate to finance the Company’s project. As of September 30, 2003, $1,747 of these costs are included in accounts payable.

In April 2003, the Company entered an agreement with David E. Thompson, a principal of Flolo-Thompson, Inc. (FTI), to primarily focus on transportation, with an emphasis on rail rates, competing modes, transloading alternatives, potential rail-water outlets and new types of rail equipment. The consulting fee will be $75 per hour plus any out-of-pocket expenses, with fees prior to start up at a maximum of $10,000, of which $5,000 will be at risk. As of September 30, 2003, $292 of these costs are included in accounts payable.

6.     GOING CONCERN

As shown in the accompanying financial statements, the Company incurred a net loss of $655,946 from inception to September 30, 2003. The Company has spent approximately $135,000 for engineering, permitting, and water resource exploration which have been expensed. The Company has incurred a shortage of operating cash. The Company had not raised the minimum offering by June 30, 2003 and extended its offering a final time through December 27, 2003. These factors create an uncertainty about the Company’s ability to continue as a going concern. Management of the Company has obtained a line of credit and is seeking additional grants, although they have not yet secured any commitments for such grants. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

7.     SUBSEQUENT EVENT

In October 2003, the Company entered into a corn storage and grain handling agreement with a member. The parties agree that their obligations shall be subject to and conditioned upon final approval by the lenders and final financial close of the public offering. In addition, the member does agree that it shall execute a subscription agreement in connection with the above referenced public offering and that the minimum subscribed amount and contribution with respect to the project represented thereby shall be no less than $500,000.

Item 2. Plan of Operation.

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

Overview

     We are a start-up limited liability company. We plan to build an ethanol processing plant that will produce ethanol and dry distillers grains utilizing corn as the feed stock. We plan to locate the plant near Granite Falls, Minnesota on two parcel 56 acre site we have options to purchase. We expect our plant to consume approximately 15 million bushels of corn annually, and produce approximately 40 million gallons of fuel-grade ethanol and 130,000 tons of distillers grains for livestock and poultry feed annually.

     We filed a Registration Statement on Form SB-2 (SEC Registration No. 333-99065), as amended (the “Registration Statement”), with the Securities and Exchange Commission, which became effective on February 10, 2003, for an initial public offering of an aggregate minimum of 18,000 and an aggregate maximum of 30,000 Membership Units priced at $1,000 per Unit (the “Offering”). We have until December 27, 2003 to complete this Offering. See “Liquidity and Capital Resources.”

     We expect that the project will cost a total of approximately $55,000,000. We have raised $638,500 in seed capital and plan to raise a minimum of $18,000,000 and a maximum of $30,000,000 in equity pursuant to the Offering and secure the balance through debt financing. We will require a significant amount of debt financing to complete the project. The amount of debt financing required depends on the amount of equity we raise in the Offering. We will close on the entire Offering when we raise the minimum amount offered and secure a commitment from a lender for our debt financing. Although we are reviewing proposals from multiple lenders, we currently have no agreement with any lender for the debt financing that we need. Assuming we raise the minimum amount of equity through the Offering, we have until January 27, 2003 to secure our debt financing. If we do not secure the debt financing that we need, we will not be able to construct our proposed ethanol plant and may have to liquidate our assets and abandon our business. See “Liquidity and Capital Resources.”

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

     In addition to our sales efforts, we are in the process of finalizing various air and water permitting requirements with the Minnesota Pollution Control Agency and with the Minnesota Department of Natural Resources, respectively, which we anticipate obtaining.

     We have retained a consultant to negotiate our rail contract and he is working with both the TC&W railroad and the Burlington Northern Sante Fe railroad.

     The natural gas commitments to our site are being negotiated both as to cost and a final provider contract. We are also working to finalize agreements with our electrical service provider.

     We have entered into an option agreement to acquire an additional 25 acres of land adjoining our original 31 acre plant site for which we also have an option. This additional land will allow us to better locate the actual plant on the site and provide land that we intend to lease to Farmers Cooperative Elevator Company. We have obtained from the City of Granite Falls an orderly annexation agreement to rezone our plant on these two sites as one parcel contingent on completing the offering.

     Farmers Cooperative Elevator, a member of the Company, agreed to build a new elevator on our plant site. In October 2003, we entered into a Corn Storage and Delivery Agreement with Farmers Cooperative Elevator for the land lease and corn procurement which is subject to lender approval and the closing of the Offering.

     We also are meeting with potential marketers for our ethanol and distillers dried grains. We will seek to have arrangements completed for marketing well before the plant is completed.

     Finally, we continue to seek and negotiate with potential lenders for our long-term debt financing. Currently, we are reviewing proposals from various lenders; however, no decision has been made.

Plan of Operation to Start-Up of Ethanol Plant

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

     In October 2003, we engaged the Farmers Cooperative Elevator Company, a member of the Company, to serve as our commodities manager to manage our corn supply and hedging positions.

Liquidity and Capital Resources

     As of September 30, 2003, we had cash and cash equivalents of $2,601 and total assets of $191,695. We raised $638,500 in seed capital which we have used to fund our organization and operation to date. As of September 30, 2003, we had current liabilities of $219,000, which consists primarily of accounts payable, a Note to the City of Granite Falls in the amount of $47,800 due January 1, 2004 and a note payable to Granite Falls Bank for $99,000 due on January 15, 2004. Total members’ equity as of September 30, 2003 was $(27,305). Since inception, we have generated no revenue from operations, and cash flows provided by financing activities through September 30, 2003 consists primarily of member contributions.

     As of September 30, 2003, our current liabilities exceed our current assets and our total liabilities exceed our total assets. We have continued to incur losses since that time. In order to cover our cash shortfall we are seeking to arrange loans and grants to bridge our liquidity to closing of the Offering. We have not as yet secured any commitments for such financing. We have available $101,000 under our line of credit with Granite Falls Bank.

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

     We expect that our debt financing will be in the form of a construction loan that will convert to a permanent loan when we begin operations. We also expect that the loan will be secured by all of our real property and substantially all of our other assets, including receivables and inventories. In addition to repaying the principal, we plan to pay interest at market rates for loans to start-up ethanol projects, plus annual fees for maintenance and observation of the loan by the lender. We intend to capitalize all of our interest until we commence start-up operation, which means that we will not make any payment on the loan until we construct the ethanol plant and begin producing ethanol. We expect that our debt financing will consist of a construction loan with a term of 16 months which will then convert to a permanent loan when we begin operations. We expect that the permanent loan will be for a term of 120 months. We expect to repay the permanent loan through fixed monthly payments of principal and interest beginning after we commence operations. If the project suffers delays, we may not be able to timely repay the loan. If interest rates increase, we will have higher interest payments, which could adversely affect our business.

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

Item 3: Controls and Procedures.

     As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and the principal financial officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, the principal executive officer and the principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     There was no change in the Company’s internal controls over financial reporting subsequent to the date of such evaluation that significantly affected, or could significantly affect, the Company’s internal control over financial reporting.

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

     We registered a maximum of 30,000 membership units with an aggregate gross offering price of $30,000,000, or $1,000.00 per unit. Each membership unit represents a pro rata ownership interest in our capital, profits, losses and distributions. Investors must purchase a minimum of five membership units ($5,000 minimum investment). We require an aggregate minimum purchase of $18,000,000 by all investors (including purchases by our existing governors and members or their affiliates) before we will accept any subscriptions. When an investor subscribes, that investor must remit 10% of the purchase price for the membership units the investor is purchasing. The investor will sign a promissory note agreeing to pay the 90% balance within 20 days after we send the investor a written notice to pay. We will send that notice after we receive written subscriptions totaling a minimum of $18,000,000. We have extended the closing date for our offering from September 30, 2003 to December 27, 2003, and the date by which our debt financing commitment must be secured to January 27, 2003.

     We are holding all funds received from investors in an interest-bearing escrow account at Granite Falls Bank, our escrow agent, until we receive the minimum subscription amount of $18,000,000 and secure a written commitment from one or more lenders for debt financing to construct and start-up the plant. The board of governors, in its discretion, may extend the offering period (and the time we hold investor funds in our escrow account) beyond June 30, 2003 on one more occasion of up to 90 days each upon written notice to our escrow agent. In September 2003, we extended the offering for a final time until December 27, 2003.

     As of September 30, 2003 and November 11, 2003, we received subscriptions for approximately 6,160 and 6,671 membership units, respectively, or an aggregate of $6,160,000 and $6,671,000 of subscription payments, respectively. We have not yet met the conditions to breaking escrow and therefore have not completed the sale of any of the membership units subscribed. We will not break escrow and complete the sale of any of the units subscribed until we raise at least the minimum amount offered.

     From February 10, 2003 (the effective date of the Registration Statement) to September 30, 2003, total expenses incurred related to the Offering were approximately $290,175, of which $87,591 was incurred for the quarter ended September 30, 2003. None of these payments were direct or indirect payments to our managers, officers or their associates, persons owning 10% or more of any class of our equity securities or our affiliates. From February 10, 2003 to September 30, 2003, we did not receive or use any net offering proceeds.

Item 3. Defaults Upon Senior Securities.

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

Item 5. Other Information.

     None.

Item 6. Exhibits and Reports on Form 8-K.

     (a)  The following exhibits are included herein:

3.2	Third Amended and Restated Operating and Member Control Agreement (Incorporated hereby by reference to Appendix A to the Company’s Form 424(B)(3) filed on February 12, 2003 (SEC Registration No. 333-99065)

4.1	Escrow Agreement, as amended (Incorporated herein by reference to Exhibit 4.2 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form SB-2 filed on February 7, 2003 (SEC Registration No. 333-99065)

4.2	Letter to the Escrow Agent notifying them of intent of the Company to extend offering 90 days from June 30, 2003 (Incorporated herein by reference to Exhibit 4.2 of the Company’s Form 10-QSB for the period ended June 30, 2003)

10.1	Form of Subscription Application and Agreement (Incorporated hereby by reference to Appendix B to the Company’s Form 424(B)(3) filed on February 12, 2003 (SEC Registration No. 333-99065)

10.2	Corn Storage and Delivery Agreement and Pre-Closing Memorandum dated October 6, 2003 between the Company and Farmers Cooperative Elevator Company*

31.1	Certification by the Chief Manager/Chairman of the Board pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification by the Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32	Certification by the Chief Manager/Chairman of the Board and the Treasurer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (this Exhibit is “furnished” pursuant to SEC rules, but is deemed not “filed”)*

     * Filed herewith

     (b)  Reports on Form 8-K:

          None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRANITE FALL COMMUNITY ETHANOL PLANT, LLC

Date: November 13, 2003	/s/ Paul Enstad

Paul Enstad
Chief Manager and Chairman of the Board
(Principal Executive Officer)

Date: November 13, 2003	/s/ Julie Oftedahl-Volstad

Julie Oftedahl-Volstad
Treasurer
(Principal Financial and Accounting Officer)