Form 10KSB
period 2003-12-31
GRANITE FALLS COMMUNITY ETHANOL PLANT LLC
filed 2004-03-30
CIK 1181749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 2003

OR

☐	Transition report under Section 13 or 15(d) of the Exchange Act.

For the transition period from

Commission file number 333-112567

Granite Falls Community Ethanol Plant, LLC

(Exact name of small business issuer as specified in its charter)

Minnesota	41-1997390
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

2448 – 540th Street, Suite 1
P.O. Box 216
Granite Falls, Minnesota 56241-0216
(Address of principal executive offices)

(320) 564-3100
(Issuer’s telephone number)

     Securities registered under Section 12(b) of the Exchange Act: None

     Securities registered under Section 12(g) of the Exchange Act: None

     Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☐  Yes    ☒  No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

     State issuer’s revenues for its most recent fiscal year. None

     As of March 25, 2004, the aggregate market value of the units held by non-affiliates (computed by reference to the most recent offering price of such units) was $121,200.

     As of March 25, 2004, there were 1,417 units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE       None.

Transitional Small Business Disclosure Format (Check one):       ☐   Yes         ☒   No

i

FORWARD LOOKING STATEMENTS

This report on Form 10-KSB, and particularly the information contained under the captions “DESCRIPTION OF BUSINESS”, “RISK FACTORS”, and “MANAGEMENT’S DISCUSSION AND ANALYSIS” contains statements relating to future results that are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. When used in this report, the words “estimate,” “forecast,” “intend,” “expect,” “anticipate” and similar expressions identify forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in such forward-looking statements. Inevitably, some assumptions used to develop the forecasts will not be realized and unanticipated events and circumstances may occur. Therefore, there are likely to be differences between forecasts and actual results, and those differences may be material. For a discussion of certain of such risks and possible variations in risks, see “RISK FACTORS.”

PART I.

ITEM 1. DESCRIPTION OF BUSINESS.

     Granite Falls Community Ethanol Plant, LLC, a Minnesota limited liability company, was organized on December 29, 2000 to construct and operate an ethanol plant. Our principal business office is currently located in the Granite Falls Airport with an address of 2448 — 540th Street, Suite 1, P.O. Box 216, Granite Falls, Minnesota 56241. We are managed by a six member Board of Governors.

     We are planning to build an ethanol plant that will have an annual capacity to process approximately 15 million bushels of corn into approximately 40 million gallons of ethanol per year (mgy). The ethanol plant is also expected to produce approximately 130,000 tons annually of livestock and poultry feed known as distillers grains, which may be sold as distillers dried grains with solubles, distillers modified wet grains and distillers wet grains. These are the principal co-products of the ethanol production process.

Our Initial Public Offering

     To assist in the property acquisition, construction and start-up operational costs of our proposed 40 million gallon per year ethanol plant, we filed a Registration Statement on Form SB-2 (SEC Registration No. 333-112567), as amended (the “Registration Statement”), with the Securities and Exchange Commission, which became effective on February 17, 2004, for an initial public offering of our membership units (“units”) of an aggregate minimum of $18,000,000 (18,000 units) and an aggregate maximum of $30,000,000 (30,000 units) (“our Offering” or “the Offering”). We will also need significant debt financing in order to complete the project. Our financing plan therefore contemplates substantial leverage. This is our initial public offering and no public market exists for our units.

     The initial public offering price for the units is $1,000 per unit. We require an aggregate minimum purchase of at least $18,000,000 of units (18,000 units) by all investors before we will accept any subscriptions. Until then, we will hold funds received by investors in an interest bearing escrow account. We must raise the $18,000,000 minimum by August 31, 2004. We are also required to obtain our debt financing commitment in the approximate amount of $37,000,000 (assuming we raise the minimum amount of $18,000,000) by September 30, 2004. Our existing members must also approve particular amendments to our operating agreement before we close. If these three conditions are not satisfied, we will return any monies received from subscriptions promptly. This $18,000,000 minimum may include proceeds from units purchased by our existing governors and members or their affiliates. In addition, to allow property acquisition and plant construction to begin, we may borrow funds from one or more lenders before we accept any subscription in the Offering. These bridge loan lenders may include our existing governors and members or their affiliates, and any of them may guarantee these loans. We will count a bridge loan toward our $18,000,000 minimum purchase of units if the lender loans us at least $500,000 and certain conditions exist (a “qualifying bridge loan”) as described under “Liquidity and Capital Resources – Possible Bridge Loan Arrangements”.

     Subscribers are required to remit 10% of the purchase price for the units being purchased and to sign a promissory note agreeing to pay the 90% balance within 20 days after we send them a written notice to pay. We will send this notice after we receive written subscriptions totaling a minimum of $18,000,000 of units (counting, for this purpose, any qualifying bridge loan proceeds).

     We have no underwriter and our officers and governors are selling the units on our behalf directly to investors. We have not obtained and do not plan to use the services of any placement agent or broker-dealer for the Offering. We do not pay our officers or managers any compensation for services related to the offer or sale of the units.

     For complete information on the Offering, please see our Registration Statement on Form SB-2/A on file with the Securities and Exchange Commission under Commission File 333-112567 and available for review on the EDGAR database at www.sec.gov.

What is Ethanol?

     Ethanol is a chemical produced by the fermentation of sugars found in grains and other biomass. Ethanol can be produced from a number of different types of grains, such as wheat and sorghum, as well as from agricultural waste products such as sugar, rice hulls, cheese whey, potato waste, brewery and beverage wastes and forestry and paper wastes. However, according to the Council for Biotechnology Information, approximately 90% of ethanol in the United States today is produced from corn because corn produces large quantities of carbohydrates, which convert into glucose more easily than other kinds of biomass.

     According to the Argonne National Laboratory Transportation Technology R&D Center, ethanol contains 35% oxygen by weight. When combined with gasoline, ethanol acts as an oxygenate, which means that it increases the percentage of oxygen in gasoline. As a result, the gasoline burns more cleanly, and releases less carbon monoxide and other exhaust emissions into the atmosphere. Although not all scientists agree about the existence or extent of environmental benefits associated with the use of ethanol, the use of ethanol is commonly viewed as a way to improve the quality of automobile emissions. Most ethanol is used in its primary form for blending with unleaded gasoline and other fuel products.

What Drives Production and Use of Ethanol?

     The production and use of ethanol as a fuel additive results from three principal factors:

•	Environmental pressures to use oxygenates, such as ethanol, to reduce carbon monoxide emissions from automobiles;

•	Environmental pressures to reduce the use of petroleum-based MTBE as an oxygenate additive to fuels; and

•	Economic pressures to favor programs that use the nation’s large production of corn.

     These factors have led to a variety of federal and state initiatives encouraging the building of ethanol plants and the use of ethanol, including:

•	Federal and state requirements for use of oxygenated fuels;

•	Federal and state legislation to ban or reduce the use of MTBE as a fuel additive;

•	Federal and state tax and other economic incentives to build ethanol plants and produce and sell ethanol.

     We will explain each of these initiatives below.

     Federal and State Requirements for Use of Oxygenated Fuels

     The U.S. Environmental Protection Agency oversees two primary programs enacted under the Clean Air Act Amendments of 1990 to encourage the use of oxygenate fuel additives, including ethanol: the Federal Oxygen Program and the Reformulated Gasoline Program.

     The Federal Oxygen Program is a recurring wintertime program designed to reduce carbon monoxide levels during the winter months. During the winter of 2001/2002, the EPA required the use of oxygenated fuels in 18 metropolitan areas that were not in compliance with carbon monoxide standards. Eleven states also have programs for use of oxygenated fuels.

     The Reformulated Gasoline Program began in 1995 as an initiative to reduce ground level ozone or smog. The program requires the use of oxygenated fuels in metropolitan areas with severe ozone pollution. As of January 2001, ten major U.S. metropolitan areas were out of compliance with the EPA standards and are required to use reformulated gasoline year-round. In addition, twelve states and the District of Columbia require the year-round use of reformulated gasoline.

     Historically, manufacturers have their choice of fuel additives to increase the oxygen content of their fuels. MTBE, a petroleum-based additive, is the most popular additive because it has a high octane rating, blends easily with gasoline and is produced by refiners. According to the Association for Environmental Health and Sciences, MTBE accounts for approximately 90% of oxygenate fuel additives.

     According to Hart Downstream Energy Services, in 2001, approximately 610 million gallons of ethanol were utilized in federal reformulated gasoline (primarily in Chicago and Milwaukee), 230 million gallons in the federal winter oxygenated fuels program, 230 million gallons in Minnesota to satisfy the state’s oxygenated fuels program and 915 million gallons in conventional gasoline markets.

     Federal and State Legislation Regarding MTBE

     According to the U.S. Environmental Protection Agency, since MTBE was introduced and became a commonly used oxygenate, MTBE has been found in well water, lakes and streams. While MTBE has not been classified as a carcinogen, the Environmental Protection Agency reports that MTBE has been shown to cause cancer in animals and its continued use has raised serious environmental concerns. As a result, in March 2000, the Environmental Protection Agency called for a ban, or the significant reduction in use, of MTBE because of the environmental problems. No federal legislation has been enacted. However, at least ten states (Arizona, Colorado, Connecticut, Illinois, Iowa, Michigan, Minnesota, Nebraska, New York and South Dakota) have enacted legislation prohibiting the sale of gasoline containing specified levels of MTBE and/or requiring the phase-out of MTBE and other petroleum-based oxygenates. The bans on MTBE in Connecticut and New York became effective in January 2004.

     In March 1999, the Governor of California issued an order requiring the phase out of MTBE in gasoline sold in California by December 31, 2002. California also requested a waiver from the EPA seeking to comply with fuel emission standards without the use of any federally-mandated oxygenated fuels. In June 2001, the EPA denied California’s waiver request. California is appealing the EPA’s action. Meanwhile, in March 2002, the Governor of California issued an order delaying the phase out of MTBE due to perceived concerns about ethanol shortages. The ban became effective in January 2004.

     Legislative efforts to implement or avoid a ban or reduction in the use of MTBE are ongoing. The outcome of these legislative activities may significantly impact the future market for ethanol. For example, in August 2001, the California Energy Commission estimated that demand in California for ethanol as a replacement to MTBE beginning in 2003 (the original ban year) represents a market of between 660 and 950 million gallons annually, a marked increased to the 60 million gallons consumed in California during 2000.

     During 2003, the U.S. Congress considered passage of a comprehensive federal energy bill. Although a bill passed in the U.S. House of Representatives, the U.S. Senate rejected the bill in November 2003 through a filibuster process. Controversial parts of the legislation would phase out the use of MTBE nationally in exchange for limiting producer liability for environmental cleanup expenses, and establish a renewable fuels standard that could enhance ethanol use. We cannot predict whether Congress will pass the bill in 2004.

     Federal and State Economic Incentives for Ethanol Production

     Recognizing the need for a cleaner source of energy, and appreciating that ethanol is also renewable and can be produced in the United States, legislators have created federal and state incentives for ethanol production. These tax incentives allow the ethanol industry to compete successfully in domestic fuel markets with gasoline blended with MTBE produced by the oil industry. If these tax incentives are reduced or eliminated, or not renewed upon expiration, the ethanol industry, and our proposed plant, may not be financially viable.

     Federal Incentives. Congress currently provides federal tax incentives for oxygenated fuel producers and marketers, including those who purchase ethanol to blend with gasoline in order to meet federally mandated oxygenated fuel requirements. These tax incentives generally include a lower federal excise tax rate for gasoline blended with at least 10%, 7.7% or 5.7% ethanol. Gasoline marketers pay a reduced tax on gasoline that they sell that contains ethanol.

     We will rely on the reduced federal excise tax rate once our plant begins operations. The current excise tax credit for gasoline blended with 10% ethanol is 5.2¢ per gallon. The subsidy will drop to 5.1¢ per gallon in 2005. Currently, a gasoline marketer that sells gas without ethanol must pay a federal tax of 18.4¢ per gallon compared to 13.2¢ per gallon for gas with 10% ethanol. The tax on gasoline blended with 10% ethanol will increase to 13.3¢ per gallon in 2005. Smaller credits are available for gasoline blended with 7.7% and 5.7% ethanol. The federal excise tax credit is scheduled to expire on September 30, 2007.

     In addition, federal law provides income tax credits for blenders of ethanol mixtures and small ethanol producers. We do not know yet whether we will be eligible for these income tax credits.

     In May 2002, Congress enacted the Farm Security and Rural Investment Act of 2002. The act extends through 2006 an U.S. Department of Agriculture producer payment program. Under the program, eligible producers that use corn and other agricultural products to manufacture biodiesel or fuel grade ethanol may receive quarterly payments from the federal government based on total annual production. Annual producers of 65 million gallons or less are reimbursed 1 feedstock unit for each 2.5 feedstock units of corn or other eligible commodities used for increased production. We believe that our plant will qualify in this category. Larger producers are reimbursed 1 feedstock unit for each 3.5 feedstock units. A feedstock unit represents one bushel of corn. No single producer may receive annual payments totaling more than 5% of the $150 million annual federal appropriation for the program. Payments are prorated among producers to the extent that annually appropriated funds are insufficient to make full payments to each producer.

     Minnesota Producer Tax Incentive. Subject to potential budget cuts, Minnesota makes cash payments to Minnesota ethanol plants in operation on or before June 30, 2000. The payments originally were 20¢ per gallon, but, due to state funding cutbacks, are currently 13¢ per gallon of ethanol produced up to 15 million gallons. The payments are scheduled to increase to the original 20¢ per gallon in 2007 when, subject to available state funding, an additional 7¢ per gallon becomes payable to make up the difference between the current and original payment rates over the years of payment reduction. The payments apply to production at a qualifying plant during the ten years after the plant’s start of production, but not after June 30, 2010. If a qualifying plant adds production capacity, the cash payments apply to the new capacity to the extent that the plant’s total annual production capacity does not exceed 15 million gallons. Because we did not have a plant in production on or before June 30, 2000, we will not receive any Minnesota cash payments.

Future Ethanol Demand

     According to the U.S. General Accounting Office, U.S. ethanol supply (historically between 1994 and 2000 from domestic production) has been generally sufficient to satisfy consumption. Consumption of ethanol has risen from approximately 1.0 billion gallons in 1994 to approximately 1.8 billion gallons in 2001, roughly in line with the increase in U.S. production capacity. The National Biobased Products and Bioenergy Coordination Office of the U.S. Department of Energy estimates that demand for ethanol will grow to 3.0 billion gallons by 2010. However, these projections do not account for a ban on, or reduction in the use of, MTBE as a fuel additive. For example, the Renewable Fuels Association estimates that, as a result of the MTBE bans that took effect in January 2004, California, New York and Connecticut will alone consume approximately 1.4 billion gallons of ethanol in 2004. The projections also assume continuation of economic incentives for ethanol production. Construction of new ethanol production plants will also affect supply.

     In addition, automobile companies have begun developing ethanol-friendly vehicles. Downstream Alternatives, Inc. reports that gasoline blends containing up to 10% ethanol are approved under the warranties of most major domestic and foreign automobile manufacturers marketing vehicles in the United States, and many recommend the use of cleaner burning fuel, such as ethanol, in their vehicle owner manuals. Similarly, the Renewable Fuels Association reports that most major manufacturers of power equipment, motorcycles, snowmobiles and outboard motors endorse the use of ethanol blends in their products. In the last several years, automobile companies have introduced a growing number of flexible fuel vehicles that operate on fuel mixtures of up to 85% ethanol. In addition, ethanol industry advocates have developed new diesel fuels, commonly referred to as “OxyDiesel,” which are a blend of diesel fuel and ethanol.

     In any event, we cannot assure that there will be future demand at adequate prices for ethanol that we produce at our plant.

Ethanol Pricing

     Historical ethanol, corn and gasoline prices are shown in the following chart. Ethanol prices tend to track the wholesale gasoline price plus the federal tax incentive (5.2¢ per gallon). In 1996, high corn prices caused many ethanol plants to curtail operations.

Average U.S. Market Pricing of Ethanol, Gasoline and Corn

Wholesale Gasoline Data Source: DOE U.S. Refiner Prices of Petroleum Products for Resale

Corn and Sorghum Data Source: USDA
Ethanol Data Source: Hart’s Oxy-Fuel News

Our Ethanol Plant

     The goal of our project is to construct and operate an ethanol plant. We plan to purchase approximately 56 acres of real property consisting of two parcels located 1 1/2 miles east of Granite Falls, Minnesota between the City of Granite Falls and Minnesota Highway 23 located in Chippewa County, Minnesota. We have the right through December 31, 2004 to exercise an option to purchase the two parcels for our industrial purposes for $336,000, or approximately $6,000 per acre. We have not obtained an independent appraisal of the property, although our Board of Governors believes the price represents fair market value for the property

     Our Board chose this plant site based on access to rail transportation, natural gas, and water, proximity and cost of raw material supplies, proximity to product markets and amenity to construction. We anticipate closing on the purchase of the property and beginning preparation of the site for construction promptly after the close of the Offering. However, we would purchase the property and begin site preparation sooner if we obtain a qualifying bridge loan prior to closing on the Offering. Assuming no bridge loan, we anticipate commencing construction in spring or summer 2004 after we complete all site preparations required by Fagen, Inc. (“Fagen”) a member of us and our currently intended design-build contractor and have obtained all necessary construction permits. Our goal is to begin construction of the plant as soon as possible after the close of the Offering, but in any event within 60 days after we close on the purchase of the property, subject to additional delays due to adverse weather conditions. Once construction commences, we expect that it will take approximately 14 to 16 months to build the ethanol plant. See “Description of Business – Development and Construction Firm” for information on Fagen.

     We estimate the total capital costs to construct the plant are approximately $43,050,000. Our plant will consist principally of a raw storage and processing area, a fermentation area comprised principally of fermentation tanks, a finished product storage and distillation area and a drying unit for processing the distilled dried grains.

     We anticipate that our ethanol plant will use a dry milling process to produce fuel-grade ethanol as its main product, in addition to the co-product wet distillers grain. Our plant will have a design capacity to produce 40 million gallons of ethanol per year (40 mgy), and we expect the plant to produce 130,000 tons of dry distillers grain annually.

Description of the Dry Mill Process

     Our ethanol plant will produce ethanol by processing corn. We plan to purchase all of our corn from the Farmers Cooperative Elevator (sometimes referred to as the “Elevator”), assuming it builds a new facility on property it plans to acquire adjacent to our site. We expect that the Elevator will construct a transportation system to move corn to our plant. As we receive the corn, we will weigh it and move it to a surge bin. We will then transport the corn to a scalper to remove rocks and debris before we convey the corn to storage bins. Thereafter, we will transport the corn to a hammermill or grinder, where it is ground into a mash and conveyed into a tank for processing.

     We will break the ground corn into a fine liquid by adding water, heat and enzymes. We will then pump this liquid into fermenters and add yeast to begin a 48 to 50-hour batch fermentation process. After fermentation is complete, our distillation process will separate the ethanol from the remaining corn “whole stillage.” We will further remove water from the distilled ethanol by using a molecular sieve. We will blend the resulting 200 proof (i.e., pure) ethanol with gasoline as it is pumped into storage tanks.

     We will pump the whole stillage from the distillation process into one of several centrifuges. This will separate a thin stillage (that we will dry into a thick syrup) from the remaining solids, or “wet cake.” We may be able to sell the thick syrup as a separate byproduct of our ethanol production, but are not planning for this. Normally, to produce livestock and poultry feed-grade dry distillers grains, we will add the thick syrup to the wet cake as it enters a dryer to remove moisture.

     The diagram below illustrates this process.

Our Principal Products and Their Markets

     The principal products we will produce at our ethanol plant are ethanol and dry distillers grain. A third product, concentrated distillers solubles syrup, is a potential co-product that is normally sprayed on the distillers grain and dried. While carbon dioxide is also a co-product of the ethanol production process, we have not determined the potential demand for carbon dioxide in our local market and therefore do not currently intend to capture and sell the carbon dioxide produced at the plant.

     Ethanol. Ethanol is ethyl alcohol, a fuel component made primarily from corn and various other grains, and can be used as:

•	An octane enhancer in fuels,

•	An oxygenated fuel additive that can reduce ozone and carbon monoxide vehicle emissions and

•	A non-petroleum-based gasoline extender.

     Ethanol has important applications and is used primarily as a high quality octane enhancer and an oxygenate capable of reducing air pollution and improving automobile performance. Approximately 95% of all ethanol is used in its primary form for blending with unleaded gasoline and other fuel products. As a fuel additive, the demand for ethanol is derived from the overall demand for gasoline, as well as the competition of ethanol versus competing oxygenate products and technologies. Motor vehicles in the United States consume more than 130 billion gallons of gasoline every year.

     Distillers Grains. A principal co-product of the ethanol production process are distillers grains, a high protein, high-energy animal feed supplement primarily marketed to the dairy and beef industry. Dry mill ethanol processing creates three forms of distillers grains: wet distillers grains, modified wet distillers grains and dry distillers grains. Wet distillers grain is processed corn mash that contains approximately 70% moisture. It has a shelf life of approximately 3 summer days (5 winter days) and can be sold only to farms within the immediate vicinity of an ethanol plant. Modified wet distillers grain is similar except that it has been dried to approximately 50% moisture. It has a slightly longer shelf life of approximately two to three weeks and is often sold to nearby markets. Dried distillers grain is corn mash that has been dried to 10% moisture. It has an almost indefinite shelf life and may be sold and shipped to any market regardless of its vicinity to an ethanol plant.

Corn Supply and Corn Prices

     We anticipate that our ethanol plant will need approximately 15 million bushels of corn per year, or 41,000 bushels per day, as the feedstock for its dry milling process. The grain supply for our plant will be obtained primarily from local markets. In particular, the Farmers Cooperative Elevator Company has proposed to build an elevator on property it plans to acquire adjacent to our proposed plant. We currently plan to source our corn solely from this elevator if it is built. We will need to seek alternative corn supplies if the Farmers Cooperative Elevator Company cannot meet our needs.

     Between 1999 and 2003, the county in which our plant is to be located, and the nearby counties, together averaged 181 million bushels of corn production annually. The following table provides a summary of this information based on 2003 Minnesota Agriculture Statistics and the Minnesota Corn Growers Association.

	Corn Production (in bushels)
County	2000	2001	2002	2003*	Average
Chippewa	21,095,500	19,232,400	24,185,400	21,006,900	21,380,050
Lac Qui Parle	20,965,500	19,781,000	23,894,400	18,436,700	20,769,400
Lyon	23,119,200	21,918,400	26,270,100	23,842,000	23,787,425
Kandiyohi	20,276,800	17,379,800	23,786,100	20,173,600	20,404,075
Redwood	34,063,200	30,132,000	35,733,200	34,458,400	33,596,700
Renville	37,667,200	32,058,000	40,137,500	36,859,000	36,680,425
Yellow Medicine	24,653,200	23,769,500	26,148,600	24,745,500	24,829,200

Total	181,840,600	164,271,100	200,155,300	179,522,100	181,447,275

*	estimated

     The price and availability of corn are subject to significant fluctuations depending upon a number of factors affecting commodity prices in general, including crop conditions, weather, governmental programs and foreign purchases. Because the market price of ethanol is not related to grain prices, ethanol producers are generally not able to compensate for increases in the cost of grain feedstock through adjustments in prices charged for their ethanol. We therefore anticipate that our plant’s profitability will be negatively impacted during periods of high grain prices.

     In an attempt to minimize the effects of the volatility of corn costs on operating profits, we will likely take hedging positions in corn futures markets. Hedging means protecting the price at which we buy corn and the price at which we will sell our products in the future. It is a way to attempt to reduce the risk caused by price fluctuation. The effectiveness of hedging activities is dependent upon, among other things, the cost of corn and our ability to sell sufficient amounts of ethanol and distillers grains to utilize all of the corn subject to the futures contracts. Hedging activities can result in costs to us because price movements in grain contracts are highly volatile and are influenced by many factors beyond our control. We may incur similar costs in connection with our hedging transactions and these costs may be significant.

Transportation and Delivery

     Transporting our ethanol and distillers grains is a significant expense that will vary based on transportation method, load size and destination. Because we have not yet determined where we will sell our products, we cannot estimate these costs. The plant will have the facilities to load ethanol and distillers grains onto trucks and rail cars. We expect that shorter hauls will be by truck and longer hauls will be by rail. We are seeking to have both the TC & W Railway and Burlington Northern provide rail service under a switching agreement over our spur directly to the proposed site. We expect to negotiate a marketing service relationship with these rail companies, but do not currently have any agreement to provide these services.

Utilities

     The production of ethanol is a very energy intensive process that uses significant amounts of electricity and natural gas. Water supply and quality are also important considerations.

     Energy Services. Significant strides have been made over the past 15 years to reduce the energy intensiveness of ethanol production. According to the National Corn Growers Association, in 2000, the industry average dry mill consumed about 49,000 BTUs of energy to produce a gallon of ethanol.

     Natural Gas. We anticipate that our plant will require a natural gas supply of at least 750 million cubic feet per year at a minimum rate of 200 MCF per hour and at a minimum of 200 psig near the plant site. To access sufficient supplies of natural gas to operate the plant, we will need a connection to an underground distribution pipeline at our site. We have no current agreement with any third party to construct this connection.

     To meet our anticipated requirements, we may procure natural gas from various suppliers on the open market or contract for distribution services including the costs of construction of the connection to the underground pipeline to our plant. We have no agreement yet with any natural gas supplier. We anticipate entering into an agreement before we begin plant construction. We may purchase a propane tank to serve as a back-up energy source in the event of interruption of our natural gas supply.

     Natural gas prices have historically fluctuated dramatically, which could significantly affect the profitability of our operations.

     Electricity. Our proposed plant will require a continuous supply of 4.5 megawatts of electricity. We expect to purchase electricity from one of two electrical companies serving our planned site. We have not yet entered into any agreement with either utility regarding the specific type and nature of service. We anticipate doing so before we begin construction of the ethanol plant.

     Water. We will require a significant supply of water. We are determining our fresh water requirements for our plant. However, based on our initial assessment, we believe that we will need at least one additional well on other property to pipe water to our plant. We have drilled a well on property currently owned by the Farmers Cooperative Elevator Company about a mile from our plant site. We have negotiated the terms of an easement agreement to draw additional water from this property. We must obtain an easement from the county to transport the water by a pipeline we build to our site. If we cannot reach an agreement or locate a different water source, we may need to select a different location for the plant.

     Much of the water used in an ethanol plant is recycled back into the process. There are, however, certain areas of production where we need fresh water. Those areas include boiler makeup water and cooling tower water. Boiler makeup water is treated on-site to minimize elements that may harm the boiler, and recycled water cannot be used for this process. Cooling tower water does not come in contact with the corn mash and, therefore, can be recycled back into the cooling tower process. The makeup water requirements for the cooling tower are primarily a result of evaporation. Recycling has the long-term effect of lowering waste water treatment costs. Based on preliminary estimates, we anticipate approximately 75 gallons per minute of effluent. In accordance with environmental permits and laws, we may release the cooling tower and the boiler blow-down water to the environment.

Our Primary Competition

     We will be in direct competition with numerous other ethanol producers, many of whom have greater resources than we do. We also expect that additional ethanol producers will enter the market if the demand for ethanol continues to increase. Our proposed ethanol plant will compete with other ethanol producers on the basis of price and, to a lesser extent, delivery service. We believe we can compete favorably with other ethanol producers due to our proximity to ample corn supplies at favorable prices.

     During the last twenty years, ethanol production capacity in the United States has grown from almost nothing to an estimated 3.1 billion gallons per year in 2003. Plans to construct new plants or to expand existing plants have been announced which will increase capacity. Based on survey results from 2003, the California Energy Commission estimates that production capacity for existing plants (including planned expansions) and new plants planned or under construction will approach 6.0 billion gallons in 2006. The increase in capacity may continue in the future. We cannot determine the effect of this type of an increase upon the demand or price of ethanol, although these plants may compete with us in the sale of ethanol and related products.

     As of March 2004, the ethanol industry has grown to 74 production facilities in the United States with 12 additional facilities under new or expansion construction. The largest ethanol producers include Abengoa Bioenergy Corp., A.E. Staley, AGP, Archer Daniels Midland,

Aventine Renewable Energy, Inc., Badger State Ethanol, LLC, Cargill, Chief Ethanol, Corn Plus, LLP, Dakota Ethanol, LLC, Glacial Lakes Energy, LLC, Great Plains Ethanol, LLC, James Valley Ethanol, LLC, MGP Ingredients, Inc., Midwest Grain Processors, New Energy Corp., Northern Lights Ethanol, LLC, Tall Corn Ethanol, LLC and VeraSun Energy Corporation, each of which is capable of producing more ethanol than we expect to produce. According to the Renewable Fuels Association, as of March 2004, the following table identifies most of the producers in the United States along with their production capacities.

U.S. FUEL ETHANOL PRODUCTION CAPACITY
in million gallons per year (mgy)

Company	Location	Feedstock	Mgy
Abengoa Bioenergy Corp.	York, NE	Corn/milo	50.0
	Colwich, KS		20.0
	Portales, NM		15.0
ACE Ethanol	Stanley, WI	Corn	15.0
Adkins Energy, LLC*	Lena, IL	Corn	40.0
A.E. Staley	Loudon, TN	Corn	65.0
AGP*	Hastings, NE	Corn	52.0
Agra Resources Coop (Exol)*	Albert Lea, MN	Corn	38.0
Agri-Energy, LLC*	Luverne, MN	Corn	21.0
Alchem Ltd. LLP	Grafton, ND	Corn	10.5
Al-Corn Clean Fuel*	Claremont, MN	Corn	30.0
Archer Daniels Midland	Decatur, IL	Corn	1,070.0
	Peoria, IL	Corn
	Cedar Rapids, IA	Corn
	Clinton, IA	Corn
	Wallhalla, ND	Corn/barley
	Columbus, NE	Corn
	Marshall, MN	Corn
Aventine Renewable Energy, Inc.	Pekin, IL	Corn	100.0
	Aurora, NE	Corn	35.0
Badger State Ethanol, LLC*	Monroe, WI	Corn	48.0
Big River Resources, LLC*†	West Burlington, IA	Corn	40.0
Broin Enterprises, Inc.	Scotland, SD	Corn	9.0
Cargill, Inc.	Blair, NE	Corn	83.0
	Eddyville, IA	Corn	35.0
Central Illinois Energy Cooperative*†	Canton, IL	Corn	30.0
Central MN Ethanol Coop*	Little Falls, MN	Corn	20.0
Central Wisconsin Alcohol	Plover, WI	Seed corn	4.0
Chief Ethanol	Hastings, NE	Corn	62.0
Chippewa Valley Ethanol Co.*	Benson, MN	Corn	42.0
Commonwealth Agri-Energy, LLC*	Hopkinsville, KY	Corn	20.0
Cornhusker Energy Lexington, LLC*	Lexington, NE	Corn	42.0
Corn Plus, LLP*	Winnebago, MN	Corn	44.0
Dakota Ethanol, LLC*	Wentworth, SD	Corn	48.0
DENCO, LLC*	Morris, MN	Corn	21.5
ESE Alcohol Inc.	Leoti, KS	Seed corn	1.5

Company	Location	Feedstock	Mgy
Ethanol2000, LLP*	Bingham Lake, MN	Corn	30.0
Glacial Lakes Energy, LLC*	Watertown, SD	Corn	48.0
Golden Cheese Company of California*	Corona, CA	Cheese whey	5.0
Golden Grains Energy, LLC†	Mason City, IA	Corn	40.0
Golden Triangle Energy, LLC*	Craig, MO	Corn	20.0
Gopher State Ethanol	St. Paul, MN	Corn/beverage waste	15.0
Grain Processing Corp.	Muscatine, IA	Corn	10.0
Great Plains Ethanol, LLC*	Chancellor, SD	Corn	42.0
Heartland Corn Products*	Winthrop, MN	Corn	36.0
Heartland Grain Fuels, LP*	Aberdeen, SD	Corn	8.0
	Huron, SD	Corn	14.0
Husker Ag, LLC*	Plainview, NE	Corn	23.0
Iowa Ethanol, LLC*	Hanlontown, IA	Corn	45.0
James Valley Ethanol, LLC	Groton, SD	Corn	45.0
J.R. Simplot	Caldwell, ID	Potato waste	4.0
KAPPA Ethanol, LLC*	Minden, NE	Corn	46.0
Land O’ Lakes*	Melrose, MN	Cheese whey	2.6
Lincolnland Agri-Energy LLC†	Palestine, IL	Corn	40.0
Little Sioux Corn Processors, LP*	Marcus, IA	Corn	46.0
Merrick/ Coors	Golden, CO	Waste beer	1.5
MGP Ingredients, Inc.	Pekin, IL	Corn/wheat starch	78.0
	Atchison, KS
Michigan Ethanol, LLC	Caro, MI	Corn	45.0
Mid-Missouri Energy, LLC*†	Malta Bend, MO	Corn	40.0
Midwest Grain Processors*	Lakota, IA	Corn	45.0
Midwest Renewables†	Iowa Falls, IA	Corn	40.0
Miller Brewing Co.	Olympia, WA	Brewery waste	0.7
Minnesota Energy*	Buffalo Lake, MN	Corn	18.0
New Energy Corp.	South Bend, IN	Corn	95.0
Northeast Missouri Grain, LLC*	Macon, MO	Corn	40.0
Northern Lights Ethanol, LLC*	Big Stone City, SD	Corn	45.0
Otter Creek Ethanol, LLC*†	Ashton, IA	Corn	45.0
Parallel Products	Louisville, KY	Beverage waste	4.0
	Rancho Cucamonga, CA		4.0
Permeate Refining	Hopkinton, IA	Sugars & starches	1.5
Pine Lake Corn Processors, LLC*†	Steamboat Rock, IA	Corn	20.0
Platte Valley Fuel Ethanol, LLC†	Central City, NE	Corn	40.0
Pro-Corn, LLC*	Preston, MN	Corn	40.0
Quad-County Corn Processors*	Galva, IA	Corn	23.0
Reeve Agri-Energy	Garden City, KS	Corn/milo	12.0
Siouxland Energy & Livestock Coop*	Sioux Center, IA	Corn	18.0
Sioux River Ethanol, LLC*†	Hudson, SD	Corn	45.0
Tall Corn Ethanol, LLC*	Coon Rapids, IA	Corn	45.0
Trenton Agri Products, LLC†	Trenton, NE	Corn	30.0
Tri-State Ethanol Co., LLC*	Rosholt, SD	Corn	18.0
United WI Grain Producers, LLC*†	Friesland, WI	Corn	40.0

Company	Location	Feedstock	Mgy
U.S. Energy Partners, LLC	Russell, KS	Milo/wheat starch	40.0
Utica Energy, LLC	Oshkosh, WI	Corn	24.0
VeraSun Energy Corporation	Aurora, SD	Corn	100.0
Western Plains Energy, LLC*	Campus, KS	Corn	30.0
Wyoming Ethanol	Torrington, WY	Corn	5.0

Total Capacity			3,657.8

*	farmer-owned

†	under construction

Operating Ethanol Plants in Minnesota

     Currently, there are 14 operational ethanol plants in Minnesota.

     Agra Resources Coop (Exol). This facility is located in Albert Lea, Minnesota. It began production in 1999 and can produce 38 million gallons of ethanol annually. In 2001, the plant used 14 million bushels of corn.

     Agri-Energy, LLC. This facility is located in Luverne, Minnesota. It began production in 1998 and can produce 21 million gallons of ethanol annually. In 2001, the plant used 7.4 million bushels of corn.

     Al-Corn Clean Fuel. This facility is located in Claremont, Minnesota. It began production in 1996 and can produce 30 million gallons of ethanol annually. In 2001, the plant used 6.7 million bushels of corn.

     Archer Daniels Midland. This facility is located in Marshall, Minnesota. It began production in 1988 and can produce 40 million gallons of ethanol annually. In 2001, the plant used 15 million bushels of corn for ethanol production. The plant can also grind an additional 40 million bushels of corn for starch, sweeteners and other products.

     Central MN Ethanol Coop. This facility is located in Little Falls, Minnesota. It began production in 1999 and can produce 20 million gallons of ethanol annually. In 2001, the plant used 7.4 million bushels of corn.

     Chippewa Valley Ethanol Co. This facility is located in Benson, Minnesota. It began production in 1996 and can produce 42 million gallons of ethanol annually. In 2001, the plant used 7.8 million bushels of corn.

     Corn Plus, LLP. This facility is located in Winnebago, Minnesota. It began production in 1994 and can produce 44 million gallons of ethanol annually. In 2001, the plant used 15 million bushels of corn.

     DENCO, LLC. This facility is located in Morris, Minnesota. It began production in 1991 and can produce 21.5 million gallons of ethanol annually. In 2001, the plant used 6.5 million bushels of corn.

     Ethanol2000, LLP. This facility is located in Bingham Lake, Minnesota. It began production in 1997 and can produce 30 million gallons of ethanol annually. In 2001, the plant used 10.3 million bushels of corn.

     Gopher State Ethanol. This facility is located in St. Paul, Minnesota. It began production in 1999 and can produce 15 million gallons of ethanol annually. In 2001, the plant used 5 million bushels of corn.

     Heartland Corn Products. This facility is located in Winthrop, Minnesota. It began production in 1995 and can produce 36 million gallons of ethanol annually. In 2001, the plant used 11 million bushels of corn.

     Land O’ Lakes. This facility is located in Melrose, Minnesota. It began production in 1986 and can produce 2.6 million gallons of ethanol annually. The plant uses cheese whey, rather than corn, to produce ethanol.

     Minnesota Energy. This facility is located in Buffalo Lake, Minnesota. It began production in 1997 and can produce 18 million gallons of ethanol annually. In 2001, the plant used 5 million bushels of corn.

     Pro-Corn, LLC. This facility is located in Preston, Minnesota. It began production in 1998 and can produce 40 million gallons of ethanol annually. In 2001, the plant used 8 million bushels of corn.

     The nearest ethanol plant listed above is the ADM facility in Marshall, Minnesota, which is approximately 30 miles from Granite Falls. Despite the proximity of this plant to our proposed plant site, we believe there will be sufficient feedstock available within the local community and surrounding counties to supply our ethanol plant.

     We may hire a risk management commodities firm to help us make corn procurement decisions and maintain a hedge account. Assuming that Farmers Cooperative Elevator Company builds its new elevator on land it plans to acquire adjacent to our plant site, we have entered into an agreement to acquire our corn requirements from that elevator and plan to coordinate our spot and forward corn purchases with it.

Competition from Alternative Fuel Additives

     Alternative fuels, gasoline oxygenates and ethanol production methods are continually under development by ethanol and oil companies with far greater resources than we have. New products or methods of ethanol production developed by larger and better financed competitors could provide them competitive advantages over us and harm our business.

     We expect to compete with producers of MTBE, a petrochemical derived from methanol that costs less to produce than ethanol. MTBE is a commonly used oxygenate used in fuels for compliance with federal Clean Air Act mandates, and is a major competitor of ethanol. Many major oil companies produce MTBE and strongly favor its use because it is petroleum-based. These companies have significant resources to market MTBE and to influence legislation and public perception of MTBE. These companies also have sufficient resources to begin production of ethanol should they choose to do so.

     We also will compete with producers of ETBE, another fuel oxygenate. ETBE’s advantages over ethanol in a blend include its low affinity for water and low vapor pressure. Because petroleum pipelines and storage tanks contain water in various amounts, ETBE’s low affinity for water allows it to be distributed through existing pipeline systems, as contrasted with ethanol which must be shipped via transport truck or rail car. In addition, blending ETBE with gasoline reduces the overall vapor pressure of the blend. In turn, this reduces the normal volatile organic compound evaporative emissions. ETBE is not widely commercially available yet, and it may suffer from the same negative environmental effects as MTBE. Scientific research to better define the environmental properties of ETBE is underway.

Marketing of our Ethanol and Distillers Grains

     Ethanol. We intend to sell and market ethanol through normal and established local, regional and national markets. We expect to market most of the ethanol produced by our plant through marketers or distributors pursuant to arms’ length negotiated output contracts. We have no contracts at this time and do not intend to seek any until we near production at the plant. We believe that most of our ethanol will be sold into markets throughout the United States. We expect the target market area for the ethanol produced at our plant to include local, regional and national markets. The local and regional markets include Minnesota, as well as markets in Colorado, Illinois, Indiana, Iowa, Kansas, Missouri, Nebraska, South Dakota and Wisconsin.

     We are designing the plant with rail facilities and connections to both the TC & W Railway and the Burlington Northern railroad systems, which will facilitate transporting the ethanol we produce to our national target markets. We expect that our ethanol will be transported by either truck or rail. We have not yet determined the mix of transportation methods, which will vary depending on the distance we ship our ethanol. The national target markets for the facility will include the Pacific Northwest, the Southern and Southwest markets, as well as potential new markets on the East Coast and California due to anticipated MTBE phase-outs.

     Distillers Grains. The dry milling process that produces ethanol also produces distillers grains, which is primarily used as a high protein animal feed. The price of distillers grains generally varies with grain prices, so that increases in grain costs are partially offset by increases in distillers grain prices. We expect to market most of the dry distillers grain produced by our plant through marketers or distributors pursuant to output contracts. We have no contracts at this time and do not intend to seek any until we near production at the plant.

Employees

     We have engaged Robin W. Spaude as a full-time independent contractor for $5,000 per month. Mr. Spaude currently serves as our project coordinator, with duties including handling prospective employee and investor meetings, personnel management, office and financial management and construction supervision. In November 2002, Steven H. Core joined us as Vice President of Operations on a part-time, unpaid basis. We do not expect him to work full-time for us until completion of the Offering. Mr. Core is currently a consultant to Fagen.

     Prior to completion of the plant construction and commencement of operations, we intend to hire approximately 30 employees. Approximately ten of our employees will be involved primarily in management and administration and the remainder will be involved primarily in plant operations.

     The following table represents the anticipated positions within the plant and the number of individuals we intend to employ for each position:

No. of
Position	Employees
General Manager	1
Plant Manager	1
Controller	1
Lab Manager	1
Lab Technician	1
Secretary/ Clerical	3
Shift Supervisors	4
Maintenance Supervisor	1
Maintenance Craftsmen	5
Plant Operators	12

Total	30

     The position titles, job responsibilities and numbers allocated to each position may differ when we begin to employ individuals for each position.

     We intend to enter into written confidentiality and assignment agreements with our officers and employees. Among other things, these agreements will require such officers and employees to keep strictly confidential all proprietary information developed or used by us in the course of our business.

Development and Construction Firm

     In July 2002, we entered into a revised non-binding letter of intent with Fagen, a member of us, in connection with the design, construction and operation of the proposed ethanol plant. The letter of intent is not a contract, and it can be terminated by any of the parties without penalty or further obligation. No party has any obligation to enter into a binding definitive agreement. The letter of intent obligates the parties to engage in good faith negotiations to prepare definitive agreements covering the provisions described in the letter of intent. The following provides information about Fagen.

     Fagen, Inc. is a privately-owned, heavy industrial contractor with extensive experience in the construction of agricultural-based facilities. In particular, Fagen has been the principal contractor and has performed work on many ethanol plant projects throughout the United States since its founding in 1988. Fagen’s ethanol project experience includes services provided to over 47 different ethanol plants, including the following:

Plant Name	Location
Chief Ethanol	Hastings, Nebraska
Glacial Lakes Energy, LLC	Watertown, South Dakota
High Plains Corp	York, Nebraska
Agra Resources Coop (Exol)	Albert Lea, Minnesota
VeraSun Energy Corporation	Aurora, South Dakota
Archer Daniels Midland	Marshall, Minnesota
Columbus, Nebraska
Heartland Grain Fuels, LP	Aberdeen, South Dakota
AGP	Hastings, Nebraska
Pro-Corn, LLC	Preston, Minnesota
Heartland Corn Products	Winthrop, Minnesota
Golden Triangle Energy, LLC	Craig, Missouri
Agri-Energy, LLC	Luverne, Minnesota
Big River Resources, LLC	West Burlington, Iowa
Little Sioux Corn Processors, LP	Marcus, Iowa
Midwest Grain Processors	Lakota, Iowa

Construction of the Project and Expected Terms of the Proposed Design-Build Contract

     We expect that Fagen will provide us with a proposed design-build contract. We have not yet negotiated the terms of the proposed design-build contract. However, we expect to execute such an agreement at the closing of the Offering. Even upon completion of our negotiations with Fagen regarding the terms of the proposed design-build contract, the contract is not binding and is subject to modification and approval by lenders. Under any proposed design-build contract, Fagen will act as our design-builder and will design and construct the ethanol plant. Based upon our knowledge of other contracts that Fagen has entered into with other ethanol production plants, we expect that our design-build contract with Fagen will likely include provisions substantially similar to those described below.

     Anticipated General Terms and Conditions. We expect to pay Fagen an estimated $43,050,000, subject to adjustments made in accordance with the general conditions of the design-build contract, to design and construct the ethanol plant. All drawings, specifications and other construction related documents belong to Fagen. We will be granted a limited license to use documents in connection with our occupancy of the ethanol plant. If the contract is terminated by us without cause or by Fagen for cause, such as failing to pay undisputed amounts when due, then we must pay Fagen a fee of up to $1 million if we resume construction of the ethanol plant through our own employees or third parties.

     We expect to make payments to Fagen on a progress billing basis, based upon monthly applications for payment for all work performed as of the date of the application. We expect to retain 10% of the amount submitted in each payment application. However, when 50% of the work is completed, we expect to pay the full amount of each payment application. When the ethanol plant is substantially complete, we expect to pay Fagen all amounts we have retained. If we do not pay all undisputed amounts due within ten days after the due date, we expect to be charged interest at a rate of 18% per annum.

     If Fagen encounters “differing site conditions,” then we expect an adjustment in the contract price and time of performance if these conditions adversely affect Fagen’s costs and performance time. “Differing site conditions” refers to any concealed physical conditions at the site that:

•	Materially differ from the conditions contemplated in the contract; or

•	Any unusual conditions which differ materially from the conditions ordinarily encountered in similar work.

     We expect that once we sign the proposed design-build contract, and the site is graded pursuant to Fagen’s specifications, work on the ethanol plant will begin within two weeks after Fagen receives notice from us to proceed. We expect “substantial completion” of the ethanol plant within 14 to 16 months after Fagen receives the notice from us. “Substantial completion” means that the ethanol plant is sufficiently complete so that we can occupy and use the plant to produce ethanol.

     We expect that Fagen will also be responsible for:

•	Providing design services, such as architectural and engineering design services;

•	Obtaining and installing the production equipment;

•	Performing all work in accordance with all legal requirements;

•	Obtaining all permits, approvals, licenses and fees related to the construction of the ethanol plant, except for environmental permits that we are responsible for;

•	Performing its responsibilities in a safe manner to prevent damage, injury or loss;

•	Providing a warranty that the work performed for us is new, of good quality, conforms to the contract and is free of defect in materials and workmanship;

•	Correcting defects in materials and workmanship for one year after substantial completion;

•	Obtaining insurance covering us for claims for worker’s compensation, disability, damage or destruction of tangible personal property; and

•	Indemnifying, defending and holding us, our officers, governors, agents and employees harmless against any claims, losses, damages, liabilities, including attorney’s fees and expenses, for any claims arising from Fagen’s negligent acts or omissions.

     We expect to be responsible for:

•	Liability insurance to protect us from claims which may arise from performance of our responsibilities;

•	Property insurance for the full insurable value of the ethanol plant;

•	Indemnifying, defending and holding Fagen, its officers, governors, agents and employees harmless against any claims, losses, damages, liabilities, including attorney’s fees for any claims arising from our negligent acts or omissions;

•	Rough grading the construction site to Fagen’s specifications;

•	Constructing at least one access road of sufficient quality to withstand semi-truck traffic;

•	Obtaining air quality construction and operating permits;

•	Obtaining state pollutant discharge elimination and storm water runoff permits;

•	Providing a continuous supply of natural gas of at least 750 million cubic feet per year and supply meter and regulators to provide burner tip pressures as specified by Fagen;

•	Providing a continuous 4.5 megawatt supply of electricity, a high voltage switch, a substation, if required, and meter as specified by the electric company;

•	Providing a water supply adequate for Fagen’s specifications;

•	Providing for water discharge, if required; and

•	Installing rail tracks, ties and ballast to the ethanol plant at grades specified by the rail service contractor.

     We expect that Fagen will have the right to stop or postpone work and to make reasonable adjustments to the time for completion of the ethanol plant if any of the following occurs:

•	We do not provide reasonable evidence indicating we have adequate funds to fulfill all of our contractual obligations, or do not pay amounts properly due under the progress payments;

•	Any acts, omissions, conditions, events or circumstances that require stopping or postponing work beyond Fagen’s control, unless caused by Fagen;

•	There are any hazardous conditions at the construction site; or

•	Work on the ethanol plant has stopped for 60 consecutive days, or more than 90 days total, because of any order from us or a court or governmental authority, if the stoppage is not because of any act or omission of Fagen.

     We expect to have the right to terminate the design-build contract for any reason. However, if our termination is without cause, then we must provide Fagen with 10 days prior written notice. In addition, we must pay Fagen for:

•	All work completed and any proven loss, cost or expense incurred in connection with Fagen’s work;

•	Reasonable costs and expenses attributable to the termination, including demobilization costs and amounts due to settle terminated contracts with subcontractors and consultants; and

•	Overhead and profit equal to 15% of the sum of the above payments.

     Anticipated Limitation of Consequential Damages and Early Completion Bonus. We expect that neither Fagen nor is will be liable to the other for any consequential damages or losses such as loss of use, profits, business, reputation or financing. However, we expect to receive liquidated damages of $8,000 per day in the event Fagen fails to substantially complete the ethanol plant within 30 days after the scheduled substantial completion date. We expect to begin construction promptly after the close of the Offering, but in any event, no later than 60 days after the close of the offering and our purchase of the property, subject to delays resulting from adverse weather conditions. We expect that the substantial completion date will be approximately 14 to 16 months after construction commences.

     If Fagen finishes the ethanol plant and it is fully operational prior to the scheduled substantial completion date, then we must pay Fagen a performance bonus of $8,000 per day ahead of the scheduled substantial completion date.

     Performance Surety Bond. We do not plan to require Fagen to provide us with a performance and labor and material payment bond, or other form of performance security. However, we expect that our bank will require this at our cost. This means that if Fagen does not perform, there will be certain financial security that could be used to complete the project. If Fagen withdraws from the project, we might be unable to complete the construction. This might cause us to abandon our business and could significantly reduce the value of units.

     Anticipated Construction and Timetable for Completion of the Project. Assuming the offering is successful, we promptly close on the purchase of the property and we are able to complete the debt portion of our financing, we estimate that the project will be completed approximately 14 to 16 months after construction commences. This assumes that we do not obtain any qualifying bridge loans and are able to close the Offering and the purchase of the property in spring or summer 2004. This schedule further assumes that site improvements, such as rough grading, are commenced and the site is ready for construction shortly after we close on the offering. This schedule also assumes that weather, interest rates and other factors beyond our control do not upset our timetable. Factors or events beyond our control could hamper our efforts to complete the project in a timely fashion.

Regulatory Compliance and Permits

     Ethanol production involves the emission of various airborne pollutants, including particulate matter, carbon monoxide, carbon dioxide, nitrous oxide, volatile organic compounds and sulfur dioxide. To operate the ethanol plant, we require permits issued by the State of Minnesota. Because the ethanol plant is not built, there is no assurance that we will be able to obtain all necessary permits to operate the ethanol plant. Further, we may be subject to regulations on emissions from the U.S. Environmental Protection Agency (“EPA”) or to additional regulations on emissions from the State of Minnesota. Currently, the EPA’s statutes and rules do not require us to obtain EPA approval to operate the ethanol plant, but this may change in the future. Recently, the EPA cautioned ethanol producers that it is prepared to sue companies whose plants do not comply with applicable laws and regulations. In a recent test of certain ethanol plants, the EPA has expressed concerns over the discovery of certain “volatile organic compounds,” some of which may be carcinogenic. Additionally, the Minnesota Pollution Control Agency imposed penalties in 2002 on 12 Minnesota plants for alleged excessive air pollution. We intend to use the best available control technology, where required, in our proposed ethanol plant, there is no assurance that this will be sufficient to satisfy applicable EPA or Minnesota requirements or that such requirements will not change in the future.

     We will be required to obtain the following environmental, construction and operating permits.

     Minnesota Air Quality Permits. We have hired an environmental permitting consultant to provide professional consulting and support services in air quality monitoring, modeling, permitting, analysis and research. We have filed our Environmental Assessment Worksheet and Air Quality Permit Application with the Minnesota Pollution Control Agency and the public comment period on our application has lapsed. We must obtain approval of the worksheet and our air quality permit before beginning plant construction. If granted, the worksheet and air quality permit are valid for five years, subject to compliance monitoring.

     National Pollutant Discharge Elimination Permit. Before commencing operations at the plant, we must obtain a National Pollutant Discharge Elimination Permit for any water discharges and surface water runoff. Specifically, we will use a significant amount of water per day to cool our closed circuit systems in the proposed ethanol plant and to produce ethanol. We must apply for this permit at least 180 days prior to any discharge. In April 2003, we filed for the National Pollutant Discharge Elimination Permit application with the Minnesota Pollution Control Agency. There can be no assurance that this permit will be granted to us. If granted, we expect the permit will be valid for five years.

     Well Permits. We have drilled two separate wells for our water supply. One of the wells is on property currently owned by the Farmers Cooperative Elevator Company located about one mile from our plant site. We will need to build a pipeline from the Elevator’s property to our plant site. Although we have negotiated the terms of an easement agreement with the Elevator to pump water from this well, we will need to obtain easements from the county for our pipeline.

     Before pumping water from the wells, we must obtain water appropriation permits from the Minnesota Department of Natural Resources, which will determine if the location of each well will support a sufficient water supply and whether it is safe from any soil or ground water contamination. We must submit an annual water consumption report and pay the appropriate fees.

     Spill Prevention, Control and Countermeasures Plan. We must prepare a spill prevention, control and countermeasures plan in accordance with standards set by the Environmental Protection Agency. The plan will outline our spill prevention measures for oil-based products such as denatured ethanol and will be supervised by the Minnesota Pollution Control Agency. The plan must be reviewed and certified by a professional engineer.

     Bureau of Alcohol, Tobacco and Firearms Requirements. Because ethanol is made from potentially human-consumable alcohol, we must comply with applicable Bureau of Alcohol, Tobacco and Firearms regulations. These regulations require us to apply for and obtain an alcohol fuel producer’s permit before commencing operations. The application must identify the principal persons involved in us and state whether any of these persons has ever been convicted of a felony or misdemeanor under federal or state law. The term of the permit is indefinite until terminated, revoked or suspended. The permit also requires that we maintain particular security measures, secure an operations bond and comply with specific tax provisions.

     Construction Permit. Because our proposed plant site is within two miles of the City of Granite Falls, we may be required to obtain a construction permit from the City.

Nuisance

     Even if we receive all Minnesota environmental permits for construction and operation of the ethanol plant, we may be subject to the regulations on emissions by the Environmental Protection Agency. We could also be subject to environmental or nuisance claims from adjacent property owners or residents in the area arising from odors or other air or water discharges from the plant.

RISK FACTORS

Risks Associated with the Initial Public Offering of our Units

We may not successfully complete our Offering.

     The success of our Offering depends on a variety of factors including (a) receipt of the $18,000,000 minimum from sale of our units (counting, for this purpose, any qualifying bridge loan proceeds) by August 31, 2004, (b) obtaining our debt financing commitment by September 30, 2004, and (c) our existing members approving particular amendments to our operating agreement before we close the Offering. In the event that we are unable to obtain all of the foregoing on a timely basis, our Offering may fail and we may not successfully construct and commence operations of our proposed plant and may terminate operations.

     For a thorough discussion of the risks associated with investing in the Offering, please see “Risk Factors – Risks Associated with the Initial Public Offering of our Units”, in our Registration Statement filed on Form SB-2/A with the SEC under Commission File 333-112567 and available for review on the EDGAR database at www.sec.gov.

Risks Associated with Construction and Development

The assumptions we use may not materialize and our actual business and operations could differ materially as a result.

     Many of our assumptions underlying our plan of operations are based on documents or agreements that we have not begun to negotiate or are not yet final or executed. Certain proposals or plans that are discussed in this report have not been implemented. These include the construction agreement for our plant, our debt financing arrangements, our corn and energy supply contracts, our marketing arrangements and employment terms. Definitive versions of such agreements, documents, plans or proposals may contain terms or conditions that differ significantly from our assumptions, may not materialize or if they do materialize, may not prove to be reasonable. Our actual financial performance and business may differ materially from those contemplated in this report.

We may need to select an alternative site for the ethanol plant, increasing our costs and delaying construction and our ability to generate revenues.

     Although we have an option to acquire a proposed site for the ethanol plant near Granite Falls, Minnesota, there is not adequate underground well water at the site. We have negotiated the terms of an easement arrangement to transport additional water to the proposed site from land approximately one mile away owned by the Farmers Cooperative Elevator Company of Hanley Falls, Minnesota, a member of us whose general manager and one of its board members are two of our governors. However, we must obtain an easement from the county to pipe the water from this location. We cannot assure that we can reach this agreement. If we need to select a different site for this or any other reason, we likely will incur delays in beginning construction, increasing our costs and delaying the time when we may begin to generate revenues from products manufactured at our plant. This could require additional financing, have an adverse affect on our financial position and ultimately reduce the value of units.

No assurance we can successfully negotiate a construction contract for our plant.

     Our plan of operations assumes that Fagen, Inc., a member of us whose consultant is one of our governors and officers, will be the designer and builder of our ethanol plant. We have a letter of intent with Fagen for various design and construction services. The letter of intent is not a binding contract, and either party could terminate it at any time without penalty or further obligation. We expect Fagen to propose a design-build contract in which Fagen will serve as our design-builder and will engage others to provide design and engineering services to them. Fagen’s obligation to build the proposed ethanol plant is not reflected in a binding definitive agreement, and we may never execute a binding definitive agreement. If we are unable to negotiate the terms of a design-build contract with Fagen, or if Fagen otherwise terminated its relationship with us, we might not be able to satisfy the conditions for lending under our debt financing commitment, which would force us to abandon our business.

We will incur delays and additional expense if the Farmers Cooperative Elevator Company fails to construct certain site improvements or otherwise supply us with corn.

     Our plan of operations assumes that the Farmers Cooperative Elevator Company, a member of us whose general manager and one of its board members are two of our governors, will construct a new grain elevator operation adjacent to our plant site to supply our entire corn requirements. We expect that the elevator will build the system for transportation of corn from the elevator to our plant. Although we have an agreement with the Farmers Cooperative Elevator Company, we cannot assure that Farmers Cooperative Elevator Company will acquire land and build its new facility near us or pay for and construct the corn transportation system to our site. If the Farmers Cooperative Elevator Company does not assist us with site improvements, we will have to pay for these costs ourselves. Also, if we decide to build the ethanol plant at another location, we cannot assure you that the Farmer Cooperative Elevator Company will provide us any assistance. We cannot assure that the Farmers Cooperative Elevator Company can supply corn to us at a competitive price. If we cannot obtain our requirements from the Farmers Cooperative Elevator Company, we will need to seek alternative sources. This could have a material adverse impact on our financial position.

The project could suffer delays that could postpone our ability to generate revenues and make it more difficult for us to pay our debts.

     We expect that it will be an estimated 14 to 16 months after we begin construction before we begin operation of the proposed ethanol plant. Assuming we receive no qualifying bridge loan proceeds that enable us to begin work early, our goal is to begin construction of the plant as soon as possible after the close of the Offering, but in any event within 60 days after we close on the purchase of the property, subject to additional delays due to adverse weather conditions. Construction projects often involve delays in obtaining construction permits, construction delays due to weather conditions, environmental issues or other events that delay the construction schedule. If it takes longer to obtain necessary permits or construct the plant than we anticipate, it would delay our ability to generate revenues and make it difficult for us to meet our debt service obligations. This could have an adverse affect on our financial position and ultimately reduce the value of units.

     Assuming successful completion of the Offering, but no qualifying bridge loan proceeds, we currently intend to break ground on the plant in spring or summer 2004, but in any event within 60 days after the completion of the Offering and our purchase of the property, subject to weather conditions. If we encounter delays in the Offering, in purchasing the property or in obtaining debt financing or the required permits, our expected date to break ground will also be delayed. Delays and weather conditions delaying our groundbreaking will delay the date we become operational and begin to generate revenue. The longer it takes us to generate revenue, the longer it will be before we can make distributions.

     The project could also be delayed if we encounter defective material or workmanship from Fagen which could delay production and our ability to generate revenues. We do not expect to require Fagen to provide a performance bond or other guaranty that it can construct our plant. We expect that under its proposed design-build contract, Fagen will warrant that the ethanol plant will be free from defects in material or workmanship. If this warranty is breached and there are defects in material or workmanship, it may delay our commencing operations and delay our ability to generate revenues. If we discover defects after we begin operating, it could cause us to halt or discontinue our operations, which could damage our ability to generate revenues and reduce the value of units. Our recourse in the event of a breach of this warranty by Fagen is to file an action against Fagen for breach of contract or breach of warranty which will be subject to the applicable statutes of limitations under the laws of the State of Minnesota.

Risks Associated with Our Formation and Operation

We are a newly formed company with limited working capital which could result in losses affecting the value of units.

     We were organized on December 29, 2000 and have no operating history. We are promotional and in our early development stage. We have limited experience on which to base any conclusion as to whether we can be successful in the proposed construction and operation of the ethanol plant. We provide no assurance that our plans will materialize or prove successful. We cannot make representations about our future profit potential or our future income or losses. We do not know whether we will ever operate at a profit or if or our units will appreciate in value.

     During 2003, we conducted a initial public offering of units, but did not raise the $18 million minimum to close. This depleted our very limited working capital. In February 2004 we borrowed an additional $100,000 from Granite Falls Bank. Pending successful completion of our Offering, we may require an additional loan (which may be part of a qualifying bridge loan) to cover our operating expenses and the costs of conducting the Offering. We also require the proceeds of the Offering to begin constructing the ethanol plant and to meet our initial operational needs. Our ability to begin construction of the ethanol plant depends upon the success of the Offering and the receipt of debt financing. Even upon the successful completion of the Offering, the proposed use of proceeds will pay our expenses for only a limited amount of time and there can be no assurance that the funds received through the Offering will be sufficient to allow us to continue successfully.

We may incur construction delays affecting our profitability because of our limited management talent.

     We currently have only one full-time consultant, which may impede preparations for plant construction. Until we hire additional personnel upon completion of the Offering, we depend primarily upon the personal efforts and abilities of our six governors (one of whom is our unpaid Vice President of Operations), none of whom work full-time for us, and our sole full-time project coordinator, who is our consultant under a month-to-month arrangement. Our governors, including our Vice President of Operations, have other full-time business activities and have not agreed to devote any specific number of hours to our business. The unavailability of these individuals’ services for any reason, and the lack of other full-time employees, could impair our preparations for construction of the ethanol plant.

Our success depends on hiring competent personnel, which may be difficult to attract to a rural community.

     Upon completion of the plant, we plan to have approximately 30 employees operating our business. Our success will depend in part on our ability to attract and retain competent personnel who will be able to help us achieve our goals. We must hire qualified managers, accounting, human resources and other personnel to staff our business. It may be difficult finding and hiring qualified employees at a salary that we will be able to afford. It may also be difficult to attract qualified employees to Granite Falls, Minnesota, a rural community. If we are unable to hire productive and competent personnel, our ability to produce and sell ethanol could be adversely affected.

Our Operating and Member Control Agreement contains restrictions on members’ rights to participate in corporate governance of our affairs.

     Our Operating and Member Control Agreement contains significant restrictions on a member’s rights to influence the manner or direction of management. Our Operating and Member Control Agreement contains restrictions on the ability of members to call a special meeting. A member or members owning at least 10% of the outstanding units may call a special meeting of the members. These restrictions may make it difficult for members to propose changes to our Operating and Member Control Agreement, without support from our Board of Governors. Our governors are divided into three classes. At each annual meeting of members, the members will elect governors of one class to serve for a three-year term. The classification of the Board of Governors will make it more difficult for members to change the composition of the Board because only a minority of the governors can be elected at one time. If a vacancy develops in our Board of Governors, the remaining governors may fill it.

     Our governors must discharge their duties with reasonable care, in good faith and in the best interest of us and our members. Despite this obligation, our Operating and Member Control Agreement generally eliminates governor liability to members and us unless it involves misconduct or negligence.

We plan to conduct business with affiliates whose interests may conflict with ours.

     We plan to enter into material contracts negotiated at arms’ length with affiliates that own units in us and have been heavily involved in our formation and operation. In particular, the general manager and one of the board members of the Farmers Cooperative Elevator Company are each members of our Board of Governors and us. We are negotiating to access underground water on property currently owned by the Elevator and have entered into an agreement to obtain our entire supply of corn from the Elevator, which itself is a member of us. Further, Fagen, our proposed ethanol design-build contractor, is a member of us and one of its consultants is our (unpaid) Vice President of Operations and a member of our Board of Governors. Two of our affiliates also have guaranteed a working capital bank loan for us. We cannot assure you that these conflicts will not harm our business. Our governors or members or their affiliates may make a qualifying bridge loan to us. Most of the members of our Board of Governors have also purchased units for their own accounts, and may (and, in the case of Fagen and the Farmers Cooperative Elevator Company, have indicated their intention to) purchase additional units on the same terms as other investors in the offering. The various conflicts are discussed in the section entitled “Certain Relationships and Related Transactions.”

Risks Associated with the Ethanol Industry

Competition from other and larger ethanol producers may impact our profitability.

     There is significant competition among ethanol producers. Our business faces a competitive challenge from larger factories, from plants that can produce a wider range of products than we can, and from other plants similar to our proposed ethanol plant. Our ethanol plant will be in direct competition with other ethanol producers, many of which have greater resources than we currently have. Large ethanol producers such as Archer Daniels Midland, Aventine Renewable Energy, Inc., Cargill and VeraSun Energy Corporation, among others, are capable of producing a significantly greater amount of ethanol than we expect to produce. In addition, there are several Minnesota, Nebraska, South Dakota, Wisconsin and other Midwest regional ethanol producers which have recently formed, are in the process of forming or are under consideration, which are or would be of a similar size and have similar resources to us. There are currently 14 operational ethanol plants in Minnesota. ADM operates an ethanol plant approximately 30 miles from our proposed plant site.

Competition from large producers of petroleum-based gasoline additives and other competitive products may impact our profitability.

     Our proposed ethanol plant will also compete with producers of other gasoline additives made from raw materials other than corn having similar octane and oxygenate values as ethanol, such as producers of methyl tertiary butyl ether (MTBE). MTBE is a petrochemical derived from methanol which generally costs less to produce than ethanol. Many major oil companies produce MTBE and strongly favor its use because it is petroleum-based. Alternative fuels, gasoline oxygenates and alternative ethanol production methods (including the use of cellulose-based biomass such as agricultural waste, forest residue, municipal solid waste and energy crops) are also continually under development. The major oil companies have significantly greater resources than we have to market MTBE, to develop alternative products and to influence legislation and public perception of MTBE and ethanol. These companies also have significant resources to begin production of ethanol should they choose to do so.

Our profits and the value of our membership units are impacted by corn supply and prices.

     Ethanol production will require substantial amounts of corn. Corn, as with most other crops, is affected by weather, governmental policy, disease and other conditions. A significant reduction in the quantity of corn harvested due to adverse weather conditions, farmer planting decisions, domestic and foreign government farm programs and policies, global demand and supply or other factors could result in increased corn costs which would increase our cost to produce ethanol. The significance and relative impact of these factors on the price of corn is difficult to predict. Significant variations in actual growing conditions from normal growing conditions also may adversely affect our ability to procure corn for the proposed plant. Any events that tend to negatively impact the supply of corn will tend to increase prices and harm our business.

     Rising corn prices produce lower profit margins for the production of ethanol and therefore, represent unfavorable market conditions. This is especially true when market conditions do not allow us to pass along increased corn costs to our customers. The price of corn has fluctuated significantly in the past and may fluctuate significantly in the future. Substantial increases in the price of corn in 1996 caused some ethanol plants to temporarily cease production or lose money. There is no assurance that we will be able to offset any increase in the price of corn by increasing the price of our products. If we cannot offset increases in the price of corn, our financial performance may be materially and adversely affected. We have entered into an agreement with the Farmers Cooperative Elevator Company, an affiliate of ours, to supply and store corn for our proposed ethanol plant. However, corn prices under this agreement will fluctuate with the market and will therefore be unpredictable.

We may be unable to profitably resell our ethanol and dry distillers grains.

     We intend to market most of the ethanol and dry distillers grains we produce through marketers or distributors. The marketers or distributors will market our ethanol and byproducts in national, regional and local markets. As a result, we will be dependent on these marketers or distributors to sell our ethanol and dry distillers grains. We do not plan to build our own sales force or sales organization to support the sale of ethanol or byproducts. We have only begun preliminary discussions with potential marketers or distributors and have not entered into any binding agreements. We currently do not anticipate entering into agreements with marketers or distributors until shortly before the plant becomes operational, subject to our evaluation of market prices and conditions. We cannot assure that we can resell our products profitably in this manner.

Low ethanol and gasoline prices could reduce our profitability, depressing the value of units.

     Prices for ethanol products can vary significantly over time and decreases in price levels could adversely affect our profitability and viability. The price for ethanol has some relation to the price for gasoline. The price of ethanol tends to increase as the price of gasoline increases, and the price of ethanol tends to decrease as the price of gasoline decreases. Any lowering of gasoline prices will likely also lead to lower prices for ethanol and adversely affect our operating results. We cannot assure that we will be able to sell our ethanol profitably, or at all.

Ethanol production increases could reduce ethanol and dry distillers grains prices, reducing our profitability.

     New ethanol plants are under construction or planning throughout the United States. We also expect that existing ethanol plants will expand to increase their production. Despite the increased production, there may be no material or significant increases in ethanol demand. As a result, ethanol and dry distillers grain prices may fall. Further, this increased ethanol production could increase corn demand and prices, resulting in higher production costs and lower profits.

We could lose money through our planned hedging activities.

     In an attempt to minimize the effects of the volatility of corn costs on operating profits, we will likely take hedging positions in corn futures markets. Hedging means protecting the price at which we buy corn and the price at which we will sell our products in the future. It is a way to attempt to reduce the risk caused by price fluctuation. The effectiveness of hedging activities is dependent upon, among other things, the cost of corn and our ability to sell sufficient amounts of ethanol and distillers grains to utilize all of the corn subject to the futures contracts. Hedging activities can result in costs to us because price movements in grain contracts are highly volatile and are influenced by many factors beyond our control. We may incur similar costs in connection with our hedging transactions and these costs may be significant.

Price increases or interruptions in energy supplies could impair our profitability.

     Ethanol production requires a constant and consistent supply of energy. If there is any interruption in our supply of energy for whatever reason, such as supply, delivery or mechanical problems, we may be required to halt production. If we halt production for any extended period of time, it will have a material adverse effect on our business. If we suffered interruptions in our energy supply, either during construction or after we begin operating the ethanol plant, our business would be harmed.

     Although we have begun preliminary negotiations with a natural gas supplier, we have no binding commitments for our natural gas requirements. If we are unable to obtain a natural gas supply or procure an alternative source of natural gas on terms that are satisfactory to us, the adverse impact on our plant and operations could be material. In addition, natural gas and electricity prices have historically fluctuated significantly. Increases in the price of natural gas or electricity would harm our business by increasing our energy costs.

     We will also need to purchase significant amounts of electricity to operate our proposed ethanol plant. Although we have begun preliminary negotiations with electric utility companies, we have no binding commitments for our electric power requirements. The prices we pay for electrical power will have a direct impact on our costs of producing ethanol and our financial results.

Transportation costs have a significant impact on our profitability.

     We likely will need to ship our ethanol to other parts of the United States for sale. Transportation costs may affect demand for our ethanol or reduce our profitability if we cannot pass the costs on to our customers.

Risks Associated with Government Regulation and Subsidization

Federal regulations concerning tax incentives could expire or change which could reduce our revenues.

     Congress currently provides certain federal tax credits for ethanol producers and marketers. The ethanol industry and our business depend on continuation of these credits. The credits have supported a market for ethanol that might disappear without the credits. The credits are scheduled to expire September 30, 2007. These credits may not continue beyond their scheduled expiration date or, if they continue, the incentives may not be at the same level. The revocation or amendment of any one or more of these tax incentives could adversely affect the future use of ethanol in a material way, and we cannot assure you that any of these tax incentives will be continued. The elimination or reduction of federal tax incentives to the ethanol industry would have a material adverse impact on our business by making it more costly or difficult for us to produce and sell ethanol. If the federal ethanol tax incentives are eliminated or sharply curtailed, we believe that a decreased demand for ethanol will result.

We are not eligible for Minnesota state ethanol producer incentives, which will place us at a competitive disadvantage as compared to other producers who receive state payments.

     Subject to potential budget cuts, Minnesota makes cash payments to qualifying Minnesota ethanol plants in operation on or before June 30, 2000. The payments originally were 20¢ per gallon, but, due to state funding cutbacks, are currently 13¢ per gallon of ethanol produced up to 15 million gallons. The payments are scheduled to increase to the original 20¢ per gallon in 2007 when, subject to available state funding, an additional 7¢ per gallon becomes payable to make up the difference between the current and original payment rates over the years of payment reduction. The payments apply to production at a qualifying plant during the ten years after the plant’s start of production, but not after June 30, 2010. If a qualifying plant adds production capacity, the cash payments apply to the new capacity to the extent that the plant’s total annual production capacity does not exceed 15 million gallons. Because we did not have a plant in production on or before June 30, 2000, we will not receive any Minnesota cash payments. This could put us at a competitive disadvantage as compared to producers with qualifying plants who receive payments.

Lax enforcement of environmental and energy policy regulations may adversely affect demand for our ethanol.

     Our success will depend in part on effective enforcement of existing environmental and energy policy regulations. Many of our potential consumers are unlikely to switch from the use of conventional fuels unless compliance with applicable regulatory requirements leads, directly or indirectly, to the use of ethanol. Both additional regulation and enforcement of such regulatory provisions are likely to be vigorously opposed by the entities affected by such requirements. If existing emissions-reducing standards are weakened, or if governments are not active and effective in enforcing such standards, our business and results of operations could be adversely affected. Even if the current trend toward more stringent emissions standards continues, we will depend on the ability of ethanol to satisfy these emissions standards more efficiently than other alternative technologies. Certain standards imposed by regulatory programs may limit or preclude the use of our products to comply with environmental or energy requirements. Any decrease in the emission standards or the failure to enforce existing emission standards and other regulations could result in a reduced demand for ethanol. A significant decrease in the demand for ethanol will reduce the price of ethanol, adversely affect our profitability and decrease the value of units.

Costs of compliance with environmental and operational safety regulations will reduce our profitability.

     Ethanol production involves the emission of various airborne pollutants, including particulate matter, carbon monoxide, carbon dioxide, nitrous oxide, volatile organic compounds and sulfur dioxide. Our plant also will discharge water into the environment. As a result, we are subject to complicated environmental regulations of the U.S. Environmental Protection Agency and regulations and permitting requirements of the State of Minnesota. These regulations are subject to change and such changes may require additional capital expenditures or increased operating costs. Consequently, considerable resources may be required to comply with future environmental regulations. In addition, our ethanol plant could be subject to environmental nuisance or related claims by employees, property owners or residents near the ethanol plant arising from air or water discharges. Ethanol production has been known to produce an unpleasant odor to which surrounding residents could object. Environmental and public nuisance claims, or tort claims based on emissions, or increased environmental compliance costs could significantly increase our operating costs.

     Our proposed ethanol plant is also subject to federal and state laws regarding occupational safety. Risks of substantial compliance costs and liabilities are inherent in ethanol production. We may be subject to costs and liabilities related to worker safety and job related injuries, some of which may be significant. Possible future developments, including stricter safety laws for workers and other individuals, regulations and enforcement policies and claims for personal or property damages resulting from operation of the ethanol plant could reduce the amount of cash that would otherwise be available to distribute to our members or to further enhance our business.

Risks Related to Tax Issues in a Limited Liability Company

If we are not treated as a partnership for federal income tax purposes, the value of our membership units could decline.

     We expect to be taxed as a partnership for federal income tax purposes. This means that we will not pay any federal or state income tax, and our members will pay tax, and file tax returns, on their allocated share of our federal and state income. We cannot provide assurance, however, that we will be able to maintain partnership tax treatment. The Internal Revenue Service may from time to time review our tax status, and we cannot provide assurance that there will not be changes in the law or our operations that could cause us to lose our partnership tax status. We are not obtaining a ruling from the IRS on our tax status. If we lose our partnership tax status, then we may be taxed as a corporation. If we were treated as a corporation, we would be taxed on our net income at rates of up to 35% for federal income tax purposes. Further, our members must treat distributions that we make to them as ordinary dividend income to the extent of our earnings and profits. These distributions are not deductible by us, thus resulting in double taxation of our earnings and profits. Our business and the value of our units may be harmed if we lose our partnership tax status.

Members may be required to pay taxes on their share of our income even if we make no distribution to them.

     Unless there is a change of law or trading in our units is sufficient to classify us as a “publicly traded partnership,” our profits and losses will “pass-through” to our members who will pay tax on their share of our profits. Our members will likely receive allocations of taxable income that exceed any cash distributions we make. This may occur because of various factors, including but not limited to, accounting methodology, lending covenants that restrict our ability to pay cash distributions or our decision to retain or use the cash generated by the business to fund our operating activities and obligations. Accordingly, members may be required to pay income tax on their allocated share of our taxable income with personal funds, even if members receive no cash distributions from us.

Members may not be able to deduct their share of our losses, which could have adverse tax consequences to members.

     A member’s interest in us will likely be treated as a “passive activity.” If a member is an individual and his or her interest (including an interest owned indirectly through a pass-through entity such as a partnership or S corporation) is deemed to be “passive activity,” then his or her allocated share of any loss we incur will be deductible only to the extent of income or gains that he or she has earned from other passive activities. Passive activity losses that are disallowed in any taxable year are suspended and may be carried forward and used as an offset against passive activity income in future years. If a member’s entire interest in a “passive activity” is disposed of to an unrelated person in a taxable transaction, then suspended losses with respect to that activity may then be deducted.

     These rules could restrict a member’s ability to deduct any of our losses that pass through to such member. Closely held C corporations also are subject to the passive activity limitations, but generally may deduct passive losses against a broader base of income.

ITEM 2. DESCRIPTION OF PROPERTY.

     We plan to purchase approximately 56 acres of real property consisting of two parcels located 1 1/2 miles east of Granite Falls, Minnesota between the City of Granite Falls and Minnesota Highway 23 located in Chippewa County, Minnesota. We have the right through December 31, 2004 to exercise an option to purchase the two parcels for our industrial purposes for $336,000, or approximately $6,000 per acre. We have not obtained an independent appraisal of the property, although our Board of Governors believes the price represents fair market value for the property. Our business office is currently located in the Granite Falls Airport with an address of 2448-540th Street, Suite 1, P.O. Box 216, Granite Falls, Minnesota 56241. The Granite Falls Airport does not charge us rent for the use of this space.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of members during the fourth quarter.

PART II

ITEM 5. MARKET FOR MEMBERSHIP UNITS AND RELATED MEMBER MATTERS.

     There is no public trading market for our membership units. At March 25, 2004, there were approximately 65 holders of our units. Distributions are payable at the discretion of our Board of Governors, subject to the provisions of the Minnesota Limited Liability Company Act and our Operating and Member Control Agreement.

     The Board has no obligation to distribute profits, if any, to members. We have not declared or paid any distributions on our units. We do not expect to generate revenues until the ethanol plant construction is completed and the ethanol plant is operational. Once operational, subject to loan covenants and restrictions, we anticipate distributing our net cash flow to our members in proportion to the units held. By net cash flow, we mean our gross cash proceeds received less any portion, as determined by our governors in their sole discretion, used to pay or establish reserves for our expenses, debt payments, capital improvements, replacements and contingencies. If our financial performance and loan covenants permit, our governors will try to make cash distributions at times and in amounts that will permit unit holders to make income tax payments, but we may never be in a position to pay cash distributions.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS.

     This Form 10-KSB contains forward-looking statements that involve risks and uncertainties. Actual events or results may differ materially from those indicated in such forward-looking statements. The following discussion of the financial condition and results of our operations should be read in conjunction with the Financial Statements and related notes thereto included elsewhere herein.

     We are a start-up limited liability company. We seek to build a plant to produce ethanol and animal feed products on a site we plan to purchase located 1 1/2 miles east of Granite Falls, Minnesota. Our 56-acre site lies between the City of Granite Falls and Minnesota Highway 23. We expect the plant to have good access to both truck and rail transportation. We have an option to purchase this site, which consists of two adjoining parcels, for our industrial purposes for $336,000, which is equal to approximately $6,000 per acre. The option runs through December 31, 2004. Subject to our final determination of the site’s adequacy, we intend to use a portion of the net proceeds of the Offering to purchase the site (unless we receive a qualifying bridge loan before we close on the Offering and use part of the loan proceeds to purchase the site).

     We expect our plant to consume approximately 15 million bushels of corn annually, and produce approximately 40 million gallons of fuel-grade ethanol and 130,000 tons of dry distillers grains for livestock and poultry feed annually. We currently estimate that once construction commences, it will take approximately 14 to 16 months to build our ethanol plant. Assuming we receive no qualifying bridge loan prior to closing on the Offering, our goal is to begin construction of the plant promptly upon the close of the Offering, but in any event within 60 days after we acquire the property, subject to additional delays due to permitting and adverse weather conditions.

     We expect to engage experienced marketers or distributors to market most of our ethanol and dry distillers grains to local, regional and national markets. We will be hiring staff to handle the direct operation of the plant, and currently expect to employ approximately 30 people.

Plan of Operation Prior to Start-Up of the Plant

     Operations Before Completion of Offering. Before we complete the Offering, we expect to continue work principally on the preliminary design and development of our proposed plant, obtaining necessary construction permits, identifying potential sources of debt financing and negotiating corn supply, utility and other contracts. We initially funded these initiatives principally through use of the $583,500 of cash we raised in our 2002 private placement. We attempted to conduct an initial public offering of our units during 2003, but did not raise the

$18 million minimum for that offering. These efforts depleted our cash and we obtained a bank line of credit, guaranteed by two of our members, to fund continuing operations. We currently have only one person who serves full-time as our project coordinator to assist with these preliminary matters in addition to a part-time administrative assistant. We also have engaged our Vice President of Operations on a part-time, unpaid basis. We do not expect our Vice President of Operations to work full-time until we close on the Offering and agree on his compensation. We do not plan to begin hiring additional employees related to the ethanol plant operations until approximately six months before completion of the plant construction and commencement of production operations. We need to borrow additional funds or increase our bank line credit limit to permit us to continue our preliminary activities while we conduct the Offering. If we are unable to borrow additional funds and close timely on the Offering, we may need to discontinue operations.

     Separately, and in advance of closing on the Offering, we may seek a bridge loan of up to $2 million to enable us to purchase the property and begin site preparation. We believe this would accelerate plant construction after we close the Offering. The bridge lender may be a governor or member of us, or an affiliate. We will seek to negotiate terms of any bridge loan so that it is a qualifying bridge loan. See the discussion below under “Liquidity and Capital Resources – Possible Bridge Loan Arrangements”.

     Operations After Completion of Offering and Before Receipt of Debt Financing. We will not close on the Offering until we receive subscriptions and proceeds for the minimum amount offered ($18 million, including the proceeds of any qualifying bridge loan), obtain the approval from our existing members to particular amendments to our operating agreement and secure a written commitment from one or more lenders for the debt financing that we need (estimated at approximately $37 million, if we sell only $18 million of units). However, a written commitment only obligates the lender to lend us the debt financing that we need if we satisfy all of the conditions of the commitment. These conditions may include, among others, the total cost of the project being within a specified amount, the receipt of engineering and construction contracts acceptable to the lender, evidence of the issuance of all permits, acceptable insurance coverage and title commitment, the contribution of a specified amount of equity and attorney opinions. At this time, we do not know what business and financial conditions and covenants will be imposed upon us. We may not satisfy the loan commitment conditions before the closing of the offering, or at all. If this occurs, we may:

•	commence construction of the plant using all or a part of the equity funds raised while we seek another debt financing source,

•	hold the equity funds raised indefinitely in an interest-bearing account while we seek another debt financing source, or

•	return the equity funds, if any, to investors with accrued interest, after deducting the currently indeterminate expenses of operating our business or partially constructing the plant before we return the funds.

     In any of these situations, we may not successfully construct and commence operations of our proposed plant and may terminate operations.

     Operations After Completion of Offering and Receipt of Debt Financing. We expect to complete construction of the proposed plant and commence operations approximately 14 to 16 months after construction commences. Our work will include completion of the final design and development of the plant. We also plan to negotiate and execute finalized contracts concerning the construction of the plant, provision of necessary electricity, natural gas and other power sources and marketing agreements for ethanol and distillers grain sales. Assuming the successful completion of the Offering and our obtaining necessary debt financing, we expect to have sufficient cash on hand to cover construction and related start-up costs necessary to make the plant operational. We estimate that we will need approximately $43,050,000 to construct the plant, and a total of approximately $54,775,000 to cover all capital expenditures necessary to complete the project, make the plant operational and produce revenue.

     If we close on the Offering and finalize the necessary debt financing, we expect to have sufficient cash to cover our costs over this time period through the completion of the plant construction, including staffing, general and administrative expenses and legal, accounting and related expenses.

     The following table describes our proposed sources of cash and use of proceeds based on a maximum offering amount of $30,000,000 and a minimum offering amount of $18,000,000. The table assumes we receive no qualifying bridge loans. These figures are estimates only, and the actual sources and uses of funds may vary significantly from the descriptions given below.

	Maximum Offering		Minimum Offering
Estimated Offering and Debt Proceeds:
Gross Offering Proceeds	$30,000,000	54.8%	$18,000,000	32.9%
Less Estimated Offering Expenses	(75,000)	(0.2)	(75,000)	(0.2)
Net Offering Proceeds	29,925,000	54.6	17,925,000	32.7
Estimated Gross Debt Proceeds	24,850,000	45.4	36,850,000	67.3

Total Estimated Offering and Debt Proceeds:	$54,775,000	100.0%	$54,775,000	100.0%

Estimated Use of Proceeds for Minimum Offering:

Plant Construction	$43,050,000	78.6%
Land and Site Development	2,500,000	4.6
Administration Building and Furnishings	200,000	0.4
Railroad	750,000	1.3
Construction Insurance Costs	500,000	0.9
Construction Contingency	1,000,000	1.8
Capitalized Interest	800,000	1.5
Financing Costs	750,000	1.3
Organizational Costs	425,000	0.8
Start-up Costs	4,800,000	8.8

Total Estimated Use of Proceeds:	$54,775,000	100.0%

     In the event that we raise the maximum amount in the Offering, we expect that our capitalized interest and financing costs above will be less. We cannot estimate the reduction in these expenses at this time.

     Plant Construction. We expect to enter into an agreement for Fagen to build our plant for a fixed fee of approximately $43,050,000. We anticipate that Fagen’s work will include construction of the following elements of our plant:

     Dust Collection and Milling Equipment. Fagen will build a dust collection system to process corn delivered to the plant to limit corn dust and a hammermill to grind the corn.

     Conversion and Liquefaction System, Fermentation System and Evaporation System. To create a cooked corn mash product, Fagen will build a system to mix ground corn in a tank and route the mash through a pressure vessel for steam cooking. The system will move the cooked mash through two additional tanks to add water and into one of three fermenters. As the fermenters fill, the system will add yeast to the cooked mash. The yeast will react chemically in the fermenters with the cooked mash to generate alcohol. After fermentation is complete, the system will pump the ethanol “beer” produced by the fermentation process to a different storage tank and then to a device (a beer column) that separates the ethanol from the mash.

     Distillation and Molecular Sieve. To produce pure (200 proof) ethanol, the Fagen system will remove water from the ethanol. The system will pump the pure ethanol to another tank for blending with 5% gasoline as the ethanol is pumped into one of two 750,000 gallon final storage tanks. The gasoline is added to make the ethanol unfit for drinking (denaturing).

     Product Storage Area. Fagen will construct a tank farm including 190 proof ethanol storage, 200 proof ethanol storage, denaturant (gasoline) storage and denatured ethanol storage. Fagen will cover the carbon steel tanks with floating roofs as required to comply with applicable environmental regulations.

     Liquid/ Solid Separation System and Dryers. Fagen will build a system to remove water from the remaining corn mash using centrifuges, evaporators and dryers to produce distillers grains.

     General Plant Infrastructure. Fagen will install necessary boilers, a cooling tower, a compressed air system and other processes, including a clean-in-place (CIP) system for cleaning. In order to remove volatile organic compounds (“VOCs”) that participate in the chemical formation of ozone in the atmosphere and particulate matter in the plant’s dryer exhaust, Fagen will install a thermal oxidizer system. Essentially, the thermal oxidizer burns off the VOCs and particulates. The system will capture the heat generated in the oxidation process for the plant’s boiler water. The plant will condition boiler feedwater by use of regenerative softeners and a deaerator and add appropriate boiler chemicals as the pre-heated water is pumped into the boiler. Fagen will install an ICM/ Phoenix Bio-Methanator to reduce organic acids in the process water, allowing water to recycle within the plant. To facilitate the plant operation, Fagen will also install a computer-based distributed control system with graphical user interface and three workstations.

     Land and Site Development. We estimate that total land and site development costs will approximate $2,500,000 to meet Fagen’s requirements. These costs will include:

•	purchase of the 56-acre land parcel near Granite Falls, Minnesota for $336,000, subject to our final determination of the site’s suitability;

•	obtaining all legal authority to use the site for its intended purposes, including obtaining proper zoning approvals, complying with elevation restrictions and conducting soil and water tests. We must grade the plant site to within six inches of final specifications, including rough grading for site roadways prior to breaking ground. We must test and modify the site’s soil to provide a minimum allowable soil bearing pressure of 4,000 pounds per square foot for fermentation foundations and 3,000 pounds per square foot for all other plant foundation elements; and

•	installation of natural gas, electrical and water supply infrastructure necessary for the operation of the plant. Our plant will require a continuous supply of natural gas of at least 750 million cubic feet per year at a minimum rate of 200 MCF per hour and at a minimum pressure of 200 psig. Our plant will also require a continuous supply of 4.5 megawatts of electricity or more to a point adjacent to the plant’s perimeter road. We must also provide a high voltage switch. We must supply wells capable of providing an adequate amount of water that meets minimum water quality standards. Assuming that we obtain some of our water from a well located about a mile away on property currently owned by the Farmers Cooperative Elevator Company, we will need to construct the pipeline from that well to our site.

     If we obtain a bridge loan of up to $2 million in advance of closing on the Offering, we plan to use its proceeds for land and site development work. We will seek to have any bridge loan repayable, if ever, out of the approximately $25 million to approximately $37 million of debt proceeds described above to permit us to count the bridge loan proceeds toward the $18 million minimum we need to raise in the Offering.

     Administration Building and Furnishings. We anticipate expending approximately $200,000 to build a 2,600 square foot light office administration building on the site and to purchase and install our computer and telephone systems, furniture and other office equipment.

     Railroad. We have budgeted $750,000 to design and construct a 3,400 foot rail spur from our plant site to the TC& W main rail line and to purchase and install the associated switching gear.

     Construction Insurance Costs. We have budgeted approximately $500,000 for builder’s risk insurance, general liability insurance, workers’ compensation and property insurance. We have not yet determined our actual costs and they may exceed this estimate.

     Construction Contingency. We project $1,000,000 for unanticipated expenditures in connection with the construction of our plant. We plan to use excess funds for our general working capital.

     Capitalized Interest. This consists of the interest we anticipate accruing during the development and construction period of our project. We plan to borrow between approximately $25 and approximately $37 million, depending upon the amount we raise in the Offering. Our actual capitalized interest will vary on the amount we borrow and the applicable interest rate.

     Financing Costs. Financing costs consist of all costs associated with the procurement of approximately $25 to approximately $37 million of project financing. These costs include bank origination and legal fees, loan processing fees, appraisal and title insurance charges, recording and deed registration tax, our legal and accounting fees associated with the financing and project coordinator fees, if any, associated with securing the financing. Our actual financing costs will vary on the amount we borrow.

     Organizational Costs. We have budgeted $425,000 for legal, accounting and other costs associated with our organization and operation as an entity.

     Start-up Costs. We project $4,800,000 of start-up costs. These represent costs of beginning production after the plant construction is finished but before we begin generating income. Start-up costs include $600,000 of pre-production period expenses, $1,500,000 of initial inventories of corn and other ingredients and chemicals, our initial $500,000 of work-in-process, $950,000 of ethanol and dry distillers grain inventories, $500,000 of spare parts for our process equipment and $750,000 of working capital.

Books and Records

     We are currently dependent on our full-time project coordinator and our Board of Governors for the maintenance of our books and records. We intend to hire and train full-time staff personnel prior to commencement of operations, and the salaries of such persons are included in our budget. These personnel will be responsible for compliance with the rules and regulations promulgated under the Securities and Exchange Act of 1934 concerning the maintenance of accurate books and records, and the timely and accurate submission of annual and periodic reports with the Securities and Exchange Commission.

Liquidity and Capital Resources

     Organization of Our Business. Since inception, we have funded our limited operations through loans from the City of Granite Falls, initial contributions from our founders, funds obtained through a private placement of our units and a bank line of credit.

     Between October and December 2001, the City of Granite Falls loaned us $72,800 to assist us with the organization of our business and our initial feasibility review of our proposed ethanol plant. In August 2002, the City converted $25,000 of these loans and the accrued interest into 50 units.

     In January 2002, our governors or their affiliates purchased 150 units for $30,000, and Fagen purchased 50 units for $25,000, to assist us in the continued organization of our business.

     Between March and July 2002, we conducted a private placement of units. We sold 1,167 units for $583,500. We used the proceeds from this placement to pay for feasibility and environmental work on our proposed plant site, legal and accounting fees and compensation for our project coordinator. We conducted an initial public offering of our units in 2003, but did not raise the $18 million to close on that offering. To allow us to continue operations, we obtained a bank line of credit in September 2003 for $200,000, guaranteed by two of our affiliates. We owed $149,000 on this line of credit as of December 31, 2003. This bank line is not adequate to fund our operating needs prior to closing on the Offering. Therefore, if we do not obtain an additional working capital loan or are unable to timely close on the Offering, we may need to reduce or terminate our operations.

     As of December 31, 2003, we have no cash and cash equivalents and total assets of $6,948. As of December 31, 2003, we had current liabilities of $306,672, which consists primarily of accounts payable and a Note to the City of Granite Falls in the amount of $47,800 due January 1, 2004, which has not been paid, and which we are working with the City to extend, and a note payable to Granite Falls Bank for $149,000 due on January 15, 2004, which we paid outstanding interest on and which the Bank has extended until June 1, 2004. On February 19, 2004, we borrowed an additional $100,000 with interest at 5.75% from the Granite Falls Bank pursuant to a promissory note due on October 31, 2004. As of March 25, 2004, we had approximately $43,000 available for use under these borrowings. See “Notes to Financial Statements – 3. Notes Payable” for further information.

     Total members’ equity (deficit) as of December 31, 2003 was $(299,724). Since inception, we have generated no revenue from operations, and cash flows provided by financing activities through December 31, 2003 consists primarily of member contributions.

     As of December 31, 2003, our current liabilities exceed our current assets and our total liabilities exceed our total assets. We have continued to incur losses since that time. In order to cover our cash shortfall we are seeking to arrange loans and grants to bridge our liquidity to closing of the Offering. We have not as yet secured any commitments for such financing.

     Possible Bridge Loan Arrangements. We may seek up to $2 million in loans prior to closing on the Offering to enable us to purchase the property for our plant and begin site preparation work. The bridge lender may be an affiliate of us. We have no commitment for any bridge loan. We will attempt to negotiate the terms of any bridge loan so that it can qualify to count toward the $18 million minimum for the Offering. We will treat a bridge loan as a qualifying bridge loan if the lender loans us at least $500,000 and, by the time we first accept subscriptions in the Offering, the lender has agreed in writing that:

•	we will repay the bridge loan only if we sell more than $18,000,000 of units in the Offering (without counting the bridge loan funds) and then will do so only out of the debt financing proceeds described below with those lenders’ consent; and

•	as to any bridge loan amount that we cannot repay on or prior to August 30, 2004 by complying with the above condition, the lender will automatically convert it at that date into units in the Offering at $1,000 per unit.

     Construction of the Plant. Constructing the plant is totally dependent upon our ability to successfully complete the Offering and obtain debt financing of between approximately $25 and approximately $37 million, depending on the amount we raise in the Offering. We must raise the $18,000,000 minimum in the Offering (counting, for this purpose, the proceeds of any qualifying bridge loan) by August 31, 2004 and secure a written commitment from one or more lenders for debt financing by September 30, 2004. We will return investors’ funds promptly with interest if we do not satisfy these two conditions. The debt financing commitment must be for an amount which, when added to our net offering proceeds (including any qualifying bridge loan proceeds), will yield at least $54,775,000.

     As of March 25, 2004, we received subscriptions for approximately 3,633 units representing $3,633,000 of the $18,000,000 minimum amount.

     We have no financing proposal from a commercial bank or other financing source. We have begun discussions with several commercial banks regarding a written financing proposal, but we have not yet secured a commitment for the necessary debt financing. We have not determined whether our loan will have a fixed interest rate or a floating interest rate over the prime rate. If our rate floats, we will be subject to interest rate fluctuations, the credit environment and other economic factors over which we have no control.

     We have not obtained and do not plan to use the services of any underwriter, placement agent or broker-dealer for the Offering. We have not yet determined whether we will engage a placement agent or finder in connection with our debt financing.

     If we need additional cash after completing the Offering and obtaining our planned debt, we may borrow additional funds or sell additional units. We cannot assure success in obtaining additional financing if needed on acceptable terms, or at all.

     We do not have any off-balance sheet arrangements.

ITEM 7. FINANCIAL STATEMENTS.

GRANITE FALLS COMMUNITY ETHANOL PLANT, LLC
(A Development Stage Company)

Financial Statements

December 31, 2003

C O N T E N T S

Report of Independent Auditors

REPORT OF INDEPENDENT AUDITORS

Board of Governors
Granite Falls Community Ethanol Plant, LLC
Granite Falls, MN

We have audited the accompanying balance sheet of Granite Falls Community Ethanol Plant, LLC (a development stage company), as of December 31, 2003 and 2002 and the related statements of operations, changes in members’ equity (deficit), and cash flows for the years ended December 31, 2003 and 2002 and for the period from inception (December 29, 2000) to December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Granite Falls Community Ethanol Plant, LLC (a development stage company) as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years ended December 31, 2003 and 2003, and the period from inception to December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, among other conditions, the Company has incurred a shortage of operating cash, has negative working capital, and has members’ deficit of $299,724. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding this matter is also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Boulay, Heutmaker, Zibell & Co. P.L.L.P.

Certified Public Accountants

Minneapolis, Minnesota
February 3, 2004, except for the second paragraph of Note 4 and the fourth sentence of Note 7 as to which the date is February 17, 2004

GRANITE FALLS COMMUNITY ETHANOL PLANT, LLC
(A Development Stage Company)

Balance Sheet

	December 31,	December 31,
	2003	2002
ASSETS
Current Assets
Cash	$—	$251,987
Prepaid expenses	2,000	1,005

Total current assets	2,000	252,992
Equipment
Office equipment	6,317	6,317
Less accumulated depreciation	1,369	105

Net equipment	4,948	6,212
Other Assets
Deferred offering costs	—	134,978

Total other assets	—	134,978

Total Assets	$6,948	$394,182

LIABILITIES AND MEMBERS’ EQUITY (DEFICIT)
Current Liabilities
Checks drawn in excess of funds on deposit	$11,417	$—
Accounts payable	86,937	39,095
Accrued interest	11,518	5,201
Note payable-Granite Falls Bank	149,000	—
Note payable-City of Granite Falls	47,800	—

Total current liabilities	306,672	44,296
Long-Term Debt	—	47,800
Commitments and Contingencies
Members’ Equity (deficit)
Member contributions, net of costs related to capital contributions, 1,417 units outstanding at December 31, 2003 and December 31, 2002	628,641	628,641
Deficit accumulated during development stage	(928,365)	(326,555)

Total members’ equity (deficit)	(299,724)	302,086

Total Liabilities and Members’ Equity (deficit)	$6,948	$394,182

Notes to Financial Statements are an integral part of this Statement.

GRANITE FALLS COMMUNITY ETHANOL PLANT, LLC
(A Development Stage Company)

Statements of Operations

			From Inception
	Year Ended	Year Ended	(December 29, 2000)
	December 31,	December 31,	to December 31,
	2003	2002	2003
Revenues	$—	$—	$—
Operating Expenses
Project coordinator	56,218	59,291	149,359
Surveying, site and permitting expense	30,792	36,477	120,510
Professional and consulting fees	126,805	108,595	249,712
General and administrative	57,672	15,186	76,378

Total operating expenses	271,487	219,549	595,959

Operating Loss	(271,487)	(219,549)	(595,959)
Other Income (Expense)
Interest income	748	3,221	3,969
Miscellaneous income	—	—	1,000
Interest expense	(6,317)	(4,202)	(12,621)
Offering costs	(324,754)	—	(324,754)

Total other expense, net	(330,323)	(981)	(332,406)

Net Loss	$(601,810)	$(220,530)	$(928,365)

Net Loss Per Unit (1,417, 928 and 780 weighted average units outstanding, respectively)	$(424.71)	$(237.64)	$(1,190.21)

Notes to Financial Statements are an integral part of this Statement.

GRANITE FALLS COMMUNITY ETHANOL PLANT, LLC
(A Development Stage Company)

Statement of Changes in Members’ Equity (Deficit)

Balance - December 29, 2000	$—
Balance - December 31, 2000	—
Net loss for the year ended December 31, 2001	(106,025)

Balance - December 31, 2001	(106,025)
Capital contributions
January 2002 - 200 units	55,000
March - July 2002 - 1,167 units, net of $35,962 of costs related to raising capital contributions	547,538
August 2002 - conversion of $25,000 note payable and accrued interest to the City of Granite Falls to 50 units	26,103
Net loss for the year ended December 31, 2002	(220,530)

Balance - December 31, 2002	302,086
Net loss for the year ended December 31, 2003	(601,810)

Balance - December 31, 2003	$(299,724)

Notes to Financial Statements are an integral part of this Statement.

GRANITE FALLS COMMUNITY ETHANOL PLANT, LLC
(A Development Stage Company)

Statements of Cash Flows

			From Inception
	Year Ended	Year Ended	(December 29, 2000)
	December 31,	December 31,	to December 31,
	2003	2002	2003
Cash Flows from Operating Activities
Net loss	$(601,810)	$(220,530)	$(928,365)
Adjustments to reconcile net loss to net cash from operations:
Depreciation	1,264	105	1,369
Offering costs	324,754	—	324,754
Changes in assets and liabilities
Prepaid expenses	(995)	(1,005)	(2,000)
Accounts payable	33,950	(13,998)	68,632
Accrued interest	6,317	4,202	12,621

Net cash used in operating activities	(236,520)	(231,226)	(522,989)
Cash Flows from Investing Activities
Capital expenditures	—	(6,317)	(6,317)

Net cash used in investing activities	—	(6,317)	(6,317)
Cash Flows from Financing Activities
Checks drawn in excess of cash	11,417	—	11,417
Proceeds from short term notes payable	149,000	—	149,000
Proceeds from long term notes payable	—	—	72,800
Member contributions	—	638,500	638,500
Payments for costs of raising capital	—	(35,962)	(35,962)
Payments for offering costs	(175,884)	(130,565)	(306,449)

Net cash provided by (used in) financing activities	(15,467)	471,973	529,306

Net Increase (Decrease) in Cash	(251,987)	234,430	—
Cash – Beginning of Period	251,987	17,557	—

Cash – End of Period	$—	$251,987	$—

Supplemental Disclosure of Noncash Investing and Financing Activities
Deferred offering costs in accounts payable	$18,305	$4,413	$18,305

Conversion of note payable and accrued interest into member units	$—	$26,103	$26,103

Notes to Financial Statements are an integral part of this Statement.

GRANITE FALLS COMMUNITY ETHANOL PLANT, LLC
(A Development Stage Company)

Notes to Financial Statements

December 31, 2003 and 2002

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

The Company, which anticipates its plant location to be near Granite Falls, Minnesota, was organized to fund and construct a 40 million gallon ethanol plant with distribution to upper Midwest states. In addition, the Company intends to produce and sell distillers dried grains as a co-product of ethanol production. Construction is anticipated to begin in the spring or summer of 2004. As of December 31, 2003, the Company is in the development stage with its efforts being principally devoted to organizational, project feasibility, equity raising and permitting activities.

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

Deferred Offering Costs

The Company defers the costs incurred to raise equity financing until that financing occurs. At such time that the issuance of new equity units occurs, these costs will be netted against the proceeds received; or if the equity financing does not occur, they will be expensed. The initial stock offering terminated in December 2003 and all related deferred offering costs totaling $324,754 were expensed.

Equipment

Equipment is stated at the lower of cost or estimated fair value. Depreciation is provided over an estimated useful life of five years by use of the straight line depreciation method. Depreciation expense for the years ending 2003 and 2002 was $1,264 and $105, respectively. Maintenance and repairs are expensed as incurred; major improvements and betterments are capitalized.

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

Financial Statement Pronouncements

The Financial Accounting Standards Board (FASB) has issued Statement No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133.

The Financial Accounting Standards Board (FASB) has issued Statement No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” The Statement establishes standards for how an issuer classifies and measures certain financial instruments.

Management does not expect the implementation of these pronouncements to have a significant effect on the Company’s financial statements.

2. DEVELOPMENT STAGE ENTERPRISE

The Company was formed on December 29, 2000 to have an indefinite life. The Company was initially capitalized by proceeds from notes payable to the City of Granite Falls, Minnesota and later by contributions from its founding members and additional seed capital investors. The seven founders contributed an aggregate of $55,000 for 700 units and subsequently the Board of Governors approved a 1:2 reverse membership unit split for the founding members. In addition, six of the seven founding members agreed to return to the Company one-half of each of their remaining units, thereby reducing the number of units held by each such founding member to twenty-five. Sixty-five members, including six of the founders or their affiliates, contributed an additional aggregate of $583,500 for 1,167 units that were issued between March and July 2002 pursuant to a private placement memorandum. On July 31, 2002, the Company discontinued selling units under the private placement memorandum. In August 2002, the Company converted a $25,000 note payable plus accrued interest to the City of Granite Falls to 50 units. Net Loss Per Unit retroactively reflects the two 1:2 reverse membership unit splits as well as the return of units to the Company by the founders.

Income and losses are allocated to all members based upon their respective percentage units held. See Note 4 for further discussion of members’ equity.

3. NOTES PAYABLE

At December 31, 2003 and 2002, the Company has $47,800 of notes payable with the City of Granite Falls, Minnesota due on January 1, 2004, including interest at 7%. All notes are secured by terms and conditions of the Development Agreement dated February 2, 2001, and subsequently amended, between the City and the Company. The repayment of up to the entire amount may be forgiven subject to the covenants set forth in the Development Agreement.

Under the terms of the Development Agreement, the notes payable can be forgiven at a rate of $5,000 for each job created, up to ten jobs, within six months of the start-up of operations of the facility, provided each job pays a gross annual wage or salary of not less than $24,500. In addition, upon the completion of financing and organizational startup, $25,000 of the notes payable may be converted to equity with a market value of $25,000 or more. In August 2002, the City Council of Granite Falls approved the conversion of a $25,000 note due from the Company plus accrued interest into fifty units. The notes payable are completely forgiven, in their entirety, if the project is abandoned.

As of December 31, 2003, the Company has a line of credit from a bank expiring January 15, 2004 at a maximum of $200,000 with an interest rate of 5.75% and secured by a separate security agreement and guaranteed by two members of the Company. The outstanding balance as of December 31, 2003, was $149,000.

In January 2004, the notes payable to the City of Granite Falls and Granite Falls Bank matured. The Company is working with the City of Granite Falls to extend the note. The Company obtained an extension on the Granite Falls Bank note to June 2004. In February 2004, the Company obtained an additional $100,000 note payable with interest at 5.75% from the Granite Falls Bank due in October 2004.

4. MEMBERS’ EQUITY

As specified in the Company’s operating agreement, the Company initially will have one class of units. No member shall transfer all or any portion of an interest without the prior written consent of the Board of Governors. The Company prepared an SB-2 Registration Statement for a minimum of 18,000 units and a maximum of 30,000 units which where available for sale at $1,000 per unit with a minimum investment of $5,000. During February 2003, the Company’s Registration Statement was declared effective by the United States Securities and Exchange Commission. The Company did not raise the minimum of $18,000,000 through the offering by December 27, 2003 and the offering expired. As of December 31, 2003, the Company was returning funds to the subscribed investors.

The Board voted to prepare a new offering and has filed a Registration Statement with the United States Securities and Exchange Commission. This Registration Statement will offer up to a minimum of $18,000,000 and a maximum of $30,000,000 of units for sale at $1,000 per unit. The minimum purchase is five units. The Registration Statement was declared effective in February 2004.

In addition, bridge loans may be used for property acquisition and plant construction to begin before any subscriptions are accepted. These bridge loans will count toward the $18,000,000 minimum purchase of units if the lender loans the Company at least $500,000 and, by the time the Company first accepts subscriptions, the lender has agreed that the Company will repay the loan only if the Company sells more than the $18,000,000 of units in the Offering and the lender will convert any unpaid balance at August 30, 2004 to units in the Offering at $1,000 per unit.

The Company will hold all funds received from investors (other than qualifying bridge loan proceeds) in an interest-bearing account at Granite Falls Bank, the escrow agent, until they receive the minimum subscription amount of $18,000.000 (counting, for this purpose, any qualifying bridge loan proceeds) and secure a written commitment from one or more lenders for debt financing to construct and start-up the plant. The Company must receive the $18,000,000 minimum (counting, for this purpose, any qualifying bridge loan proceeds) by August 31, 2004 and secure the debt financing commitment by September 30, 2004. The existing members must also approve particular amendments to the operating agreement before they close. The Company will return the investments (other than qualifying bridge loan proceeds) to the investors promptly with interest if they do not satisfy these conditions.

5. INCOME TAXES

     The differences between the financial statement basis and tax basis of assets are as follows:

	December	December
	2003	2002
Financial statement basis of assets	$6,948	$394,182
Plus organization and start-up costs capitalized	494,916	170,162
Syndication costs not deductible for tax purposes	—	(134,978)
Accumulated depreciation and amortization	(1,369)	(211)

Income tax basis of assets	$500,495	$429,155

     There were no differences between the financial statement basis and tax basis of the Company’s liabilities.

6. COMMITMENTS AND CONTINGENCIES

The Company has signed a non-binding letter of intent with a general contractor, who is also a member, for various design and construction services. The letter of intent stipulates that the engineer and general contractor will be engaged to construct a plant for approximately $43 million. The Company intends to begin construction in the spring or summer of 2004 and anticipates total project costs to approximate $55 million.

In addition to the equity the Company intends to raise by August 31, 2004 of $18 to $30 million, the Company will need to obtain debt financing of approximately $25 to $37 million, depending upon the amount of equity raised, to fund the cost of the project. The Company needs to obtain a debt financing commitment by September 30, 2004. The Company does not currently have a written commitment to obtain the additional debt financing.

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

In fiscal 2001, the Company made a nominal payment to obtain an option to purchase approximately 31 acres of land for a price of $168,000. This option was extended in December 2003 to December 31, 2004. The Company is considering this parcel of land as a viable site for their ethanol plant.

In March 2003, the Company made a nominal payment to obtain an option agreement to purchase approximately 25 acres of land for approximately $168,000. This agreement gives the Company until December 31, 2004 to exercise this option.

In March 2001, the Company executed an agreement, as subsequently amended, with a member to serve as project coordinator. The agreement pays a maximum of $5,000 per month, renews every thirty days, and may be terminated by the Company at any time with no less than 10 days written notice.

In February 2003, the Company entered into an agreement with an unrelated party to act as the Company’s project consultant. The agreement pays $1,250 per week, with a one-time bonus of $40,000 ($20,000 minimum in Company stock). This bonus is payable after the Company has raised the minimum amount of equity required to close on its public offering and has secured a loan commitment by a prospective lender sufficient to finance the Company’s project. As of December 31, 2003, $4,284 of these costs are included in accounts payable.

In April 2003, the Company entered an agreement with an unrelated party to primarily focus on transportation, with an emphasis on rail rates, competing modes, transloading alternatives, potential rail-water outlets and new types of rail equipment. The consulting fee will be $75 per hour plus any out-of-pocket expenses, with fees prior to start up at a maximum of $10,000, at which $5,000 will be at risk. As of December 31, 2003, there were no costs included in accounts payable.

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

7. GOING CONCERN

As shown in the accompanying financial statements, the Company incurred a net loss of $928,365 from inception to December 31, 2003. The Company has incurred a shortage of operating cash and has negative working capital. The Company had not raised the minimum equity offering amount by December 27, 2003 and the offering expired. The Company filed its second registration statement with the United States Securities and Exchange Commission which became effective February 2004. These factors create an uncertainty about the Company’s ability to continue as a going concern. Management of the Company has obtained a line of credit and is seeking additional grants, although they have not yet secured any commitments for such grants. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
                DISCLOSURES.

     None.

ITEM 8A. CONTROLS AND PROCEDURES.

     Our management, including our Chief Manager (the principal executive officer), Paul Enstad, and our Treasurer (the principal financial officer), Julie Oftedahl-Volstad, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

     Our management, including our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of the end of the period covered by this report and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES.

Identification of Governors, Executive Officers and Significant Employees

     We are governed by a Board of Governors to consist of between five and 13 individuals. Our current six governors are classified into three classes of two governors each. Our Class I governors will serve until the first annual meeting of members in 2005. Our Class II and III governors will be elected in 2006 and 2007, respectively. At each annual meeting, our members will elect the governors of the Class up for election. Governors are elected to serve for a three-year term. Our current executive officers and governors are as follows:

Name	Age	Position	Class
Paul Enstad	44	Governor, Chief Manager and Chairman	III
Scott Dubbelde	42	Governor and Vice Chairman	III
Steven H. Core	54	Governor and Vice President of Operations	I
Julie Oftedahl-Volstad	49	Governor, Secretary and Treasurer	II
Myron D. Peterson	59	Governor	II
Shannon Johnson	42	Governor	I

     The following is a brief description of the business experience and background of the above individuals.

     Paul Enstad. Mr. Enstad has been farming near Granite Falls, Minnesota since 1978. He and his two brothers currently farm together as a partnership and raise corn and soybeans. He serves on the board of directors of the Farmers Cooperative Elevator Company, a member of us. In such capacity, he attends board meetings of the Farmers Cooperative Elevator Company and otherwise provides periodic, informal business advice. The Farmers Cooperative Elevator Company purchases agricultural products from its members and stores them for resale to food processors and sells agricultural goods and services to its members utilizing group buying leverage to obtain discounts not otherwise generally available to individual cooperative members.

     Scott Dubbelde. Since 1992, Mr. Dubbelde has been the General Manager of the Farmers Cooperative Elevator Company, a member of us. He has over 17 years of experience in the grain elevator business. In his capacity with the Farmers Cooperative Elevator Company, he is responsible for all day-to-day business operations and has both financial and operational responsibility for the elevator. He is also currently on the Minnesota Grain and Feed Association Board of Directors. Mr. Dubbelde graduated from Southwest State University of Marshall, Minnesota with an Agricultural Finance degree.

     Steven H. Core. Mr. Core became a governor and our Vice President of Operations in November 2002. He currently works for us on a part-time, unpaid basis and does not plan to become a full-time employee until we close on the Offering. Mr. Core has over 30 years of agricultural business management experience. Since January 2002, Mr. Core has served as a consultant to Fagen, Inc. on new ethanol plant construction. Between 1994 and 2002, he served as General Manager of Corn Plus, a Winnebago, Minnesota ethanol producer. During his tenure, he supervised a staff of 34 employees that produced 44.0 million gallons of ethanol annually. Between 1983 and 1994, he served in various management capacities (most recently as Agronomy, Credit and New Ventures Manager) with Grain Land Coop., a $90 million Delavan, Minnesota agricultural cooperative with six locations. Mr. Core is also a member of the Board of Directors of the Renewable Fuels Association and is a member of the Minnesota Ethanol Coalition and the Corn Growers Association. He received his Associates of Applied Sciences in Agricultural Business degree in 1970 from Eastern Iowa Community College.

     Julie Oftedahl-Volstad. Ms. Oftedahl-Volstad has been farming along the Yellow Medicine River near Hanley Falls, Minnesota since 1978 on a farm homesteaded in 1873 by her great-greatgrandfather. She farms in partnership with her three brothers and parents, principally growing corn and soybeans. She has a degree in Sociology from Southwest State University. She is an active member of Yellow Medicine Lutheran Church and has served on the church council in the past. She is also on the board of Neighbors United Resource Center, a support organization.

     Myron D. Peterson. Mr. Peterson farms with his four brothers and their families in a family farm partnership established in 1972, growing about 3,600 acres of corn and soybeans in western Renville County. Mr. Peterson served seven years as a director of the Minnesota Corn Growers Association Board, most recently as membership chairman and County Plot chairman. In 2003, he became a director of the Minnesota Corn Research and Production Council. He has been a supervisor for Hawk Creek Township for the past 24 years and County Township Secretary-Treasurer for Renville County for 21 years. He is also a member of the Monsanto Corn Growers Advisory Council. Mr. Peterson has served two terms on Our Saviors Lutheran Church Council in Sacred Heart, Minnesota and was Council President for two years. He has also been past member of the Minnesota State Planning Agency Task Force on Ag-Land Preservation.

     Shannon Johnson. Mr. Johnson has been farming in eastern Yellow Medicine County since 1976. He produces corn, soybeans and sugar beets on 1,000 acres. He is co-owner and secretary of a swine farrow to finish partnership and currently serves as the Hazel Run Township clerk. He formerly served on the Hazel Run Lutheran Church council. He is a Yellow Medicine County Corn board member and a Soybean Growers member.

Project Coordinator

     In addition to our executive officers and governors, Robin W. Spaude serves as our project coordinator. Prior to joining us, Mr. Spaude was employed for 31 years by Plews/ Edelmann, a division of the Gates Rubber Company, most recently as Manufacturing and Engineering Manager with multi-plant manufacturing and engineering responsibilities in the U.S. and Mexico. He played a key role in the business growth of his division from $24 million in 1990 to $85 million by 1997 via acquisition, consolidation, and lean-manufacturing strategies. Mr. Spaude is a retired Army Reserve Officer with 21 years service in ordinance and logistics branches, a senior member of the Society of Manufacturing Engineers (SME) and, since 1988, has served the Granite Falls community as Chairman of the Granite Falls Airport Commission. He is a 1969 graduate of the Minnesota West Community and Technical College in Granite Falls.

Committees of the Board of Governors

     We have not yet established any committees. Prior to closing on the Offering, we expect to create an audit committee consisting of independent members of the Board of Governors together with an audit committee charter. Since we do not have an audit committee yet, we do not have “audit committee financial expert” as contemplated by the Sarbanes-Oxley Act of 2002 which became effective on July 30, 2002.

We may establish a compensation committee after the Offering closes.

Employment Agreements

     We have no employment agreements with any executive officer or governor. We may in the future enter into employment agreements with our executive officers or other employees that we may hire. We have a month-to-month agreement for Mr. Spaude’s services.

Adoption of Code of Ethics

     Our Board of Directors has adopted a code of ethics that applies to our principal executive officer, Paul Enstad, our principal financial officer, Julie Oftedahl-Volstad, our vice chairman, Scott Dubbelde, and one other governor on our board of governors, Steven H. Core, who serves as our Vice President of Operations. Each of these individuals signed an acknowledgment of his receipt of our code of ethics. We are filing a copy of our code of ethics with the Securities and Exchange Commission by including the code of ethics as Exhibit 14.1 to this report.

ITEM 10. EXECUTIVE COMPENSATION.

     To date, we have paid no compensation to our officers or governors. All of our governors, officers and employees will receive reimbursement for expenses incurred by them on behalf of us. After the close of the Offering, we may begin to pay each governor fees for attendance at board and committee meetings. We have not yet determined any particular amount of compensation.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MEMBER MATTERS.

Security Ownership of Certain Beneficial Owners

     The following table presents the names and other information about beneficial or record owners of more than five percent (5%) of our units as of the date of this report.

Five Percent Beneficial Ownership

		Percentage Ownership
			After Offering
Name and Address	No. of Units	Before Offering	Minimum	Maximum
Fagen, Inc. 501 West Highway 212 Granite Falls, MN 56241(1)	170	12.0%	0.9%	0.5%
Farmers Coop Oil Co. Second Avenue West Echo, MN 56237(2)	100	7.1%	0.5%	0.3%
Paul Enstad 2448—540th Street, Suite 1, P.O. Box 216 Granite Falls, MN 56241	90	6.4%	0.5%	0.3%
Agri-Investments, LLC P.O. Box 159 Granite Falls, MN 56241(3)	78	5.5%	0.4%	0.2%

(1)	Roland J. Fagen is also deemed the beneficial owner of these units by virtue of his control of Fagen, Inc. Mr. Fagen’s address is the same as that of Fagen, Inc.

(2)	Solely because they are the current directors of Farmers Coop Oil Co., David Luepke, Todd Lecy, Dean Enestvedt, Roger Busiahn and Steve Schjenken may also be deemed the beneficial owners of these units. Their address is the same as that of Farmers Coop Oil Co.

(3)	Solely because he is the administrator of Agri-Investments, LLC, Terrin Torvik may also be deemed the beneficial owner of these units. His address is the same as that of Agri-Investments, LLC.

     The following table describes the ownership of units by our governors and officers and by all of our governors and officers as a group as of the date of this report. Members of the Board and our management do not hold any outstanding options or other convertible securities giving them a right to additional units.

Units Beneficially Owned By Governors and Officers(1)

		Percentage Ownership
			After Offering
Name	No. of Units	Before Offering	Minimum	Maximum
Paul Enstad(2)(3)	90	6.4%	0.5%	0.3%
Scott Dubbelde(3)	55	3.9%	0.3%	0.2%
Steven H. Core	20	1.4%	0.1%	0.1%
Julie Oftedahl-Volstad	25	1.8%	0.1%	0.1%
Myron D. Peterson(4)	25	1.8%	0.1%	0.1%
Shannon Johnson	35	2.5%	0.2%	0.1%
All governors and officers as a group (six persons)(2)(3)(4)	205	14.5%	1.1%	0.7%

(1)	The address of each individual is in care of us at 2448—540th Street, Suite 1, P.O. Box 216, Granite Falls, Minnesota 56241.

(2)	Includes 20 units purchased by the Enstad Brothers partnership.

(3)	Includes 45 units purchased by the Farmers Cooperative Elevator Company, of which Mr. Dubbelde is general manager and Mr. Enstad is a director.

(4)	Represents units purchased by Peterson Partners.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          Conflicts of interest may arise in the future as a result of the relationships between and among our members, officers, governors and their affiliates, although our officers and governors have fiduciary duties to us. We do not have a committee of independent governors or members or an otherwise disinterested body to consider transactions or arrangements that result from conflicts of interest. Our Operating and Member Control Agreement permits us to enter into agreements with governors, officers, members and their affiliates, provided that any such transactions are on terms no more favorable to the governors, officers, members (or their affiliates) than generally afforded to non-affiliated parties in a similar transaction. A majority of our governors who are disinterested in such a transaction must approve the transactions and, acting as fiduciaries, conclude that it is in the best interests of us.

     We consider each of our governors, Fagen, the City of Granite Falls and the Farmers Cooperative Elevator Company to be our founders and promoters. One of our former governors, Steve Lindholm, is also one of our founders and may be considered a promoter. We have engaged, or plan to engage, in the following transactions involving our founders, governors and officers and their affiliates:

     Unit Purchase Transactions. We have issued units to our governors, founders and officers in transactions approved by our governors. In January 2002, Messrs. Enstad and Johnson and Ms. Oftedahl-Volstad, along with the Farmers Cooperative Elevator Company, Peterson Partners and Granite Falls Bank (whose President and majority owner is Mr. Lindholm), each purchased 25 units for $5,000, or $200 per unit. Mr. Dubbelde is the general manager, and Mr. Enstad is a director, of the Farmers Cooperative Elevator Company. Mr. Peterson is a partner of

Peterson Partners. Messrs. Enstad, Johnson, Dubbelde and Peterson and Ms. Oftedahl-Volstad are governors of us. At the same time, we sold Fagen 50 units for $25,000, or $500 per unit.

     Between October and December 2001, the City of Granite Falls loaned us $72,800 to assist us with the organization of our business and our initial feasibility review of our proposed ethanol plant. The loans bear interest at 7% per annum. Originally, the loans were due in January 2003. In July 2002, the City extended the due date on the loans to January 2004. However, the loans are forgiven based on particular job creation goals upon completion of the ethanol plant. In any event, in August 2002, the City converted $25,000 of its loans and the accrued interest into 50 units. We are working with the City to extend the due date of the balance of this loan.

     Between March and July 2002, we conducted a private placement of units at $500 per unit. Messrs. Dubbelde and Johnson each purchased 10 units, the Farmers Cooperative Elevator Company, Mr. Core and the Enstad Brothers Partnership (of which Mr. Enstad is a partner) each purchased 20 units and Fagen purchased 120 units, in the private placement on the same terms as other purchasers. Mr. Core became one of our governors and our Vice President of Operations in November 2002 and is a consultant to Fagen.

     Banking and Loan Transactions. Granite Falls Bank serves as escrow agent for us in connection with the offering. We also use the bank as our regular depository institution. In addition, we expect the bank to make a proposal for lending us some or all of the debt financing for our project. We expect that Mr. Lindholm will negotiate with us on behalf of the bank, as he is no longer affiliated with us.

     In September 2003, Fagen and the Farmers Cooperative Elevator Company guaranteed and collateralized a $200,000 line of credit at Granite Falls Bank to provide us with working capital after we depleted the funds raised in our 2002 private placement. The line of credit bears interest at 5.75% per annum on the outstanding balance, which was $149,000 on December 31, 2003. The outstanding balance was due on January 15, 2004 and has been extended until June 1, 2004. On February 19, 2004, we borrowed an additional $100,000 with interest at 5.75% from Granite Falls Bank pursuant to a promissory note due on October 31, 2004. We plan to repay the line of credit, and thereby retire the guarantors’ obligations, out of the net proceeds of the Offering. As of March 25, 2004, we had approximately $43,000 available for use under these borrowings.

     We need to secure an additional working capital loan, or a guarantee of additional borrowing capacity on our existing bank line of credit, in order to continue operations pending closing on the Offering. One or more of our governors or members, or their affiliates, may make such a loan or provide the requisite guaranty. We have not yet negotiated any working capital loan.

     In order to permit us to acquire the plant site property and begin its preparation for construction in advance of closing of the Offering, we may seek a bridge loan of up to $2 million from one or more lenders, who may include our governors or members, or their affiliates, and any of them may guarantee these loans. We will attempt to negotiate terms of the bridge loan so that it qualifies toward our $18,000,000 minimum purchase of units. A bridge loan will qualify if the lender loans us at least $500,000 and, by the time we first accept subscriptions in the Offering, the lender has agreed in writing that:

•	we will repay the bridge loan only if we sell more than $18,000,000 of units in the Offering (without counting the bridge loan funds) and then will do so only out of our construction debt financing proceeds with those lenders’ consent; and

•	as to any bridge loan amount that we cannot repay on or prior to August 30, 2004 by complying with the above condition, the lender will automatically convert it at that date into units in the Offering at $1,000 per unit.

     Consulting Transactions. In February 2003, we engaged Value Add Ventures, LLC, or VAV, for services to assist us as a project consultant in our negotiation of contracts, planning of our equity marketing efforts, securing debt financing and other responsibilities related to the development of our proposed plant. We agreed to pay VAV fees not to exceed $1,250 per week for its services. The agreement includes a bonus of up to $40,000 (half of which we may pay by issuance of our units) upon receipt of a binding commitment for debt financing within specified time periods as outlined in the agreement. Either party may terminate the agreement with 14 days written notice. VAV’s principals, Messrs. William Riechers and Paul Casper, are associated with Fagen, Inc. and other ethanol plants.

Consequently, VAV may have conflicts of interest when advising us regarding contracts and agreements that we must enter into with Fagen.

     Operations Transactions. The Farmers Cooperative Elevator Company plans to build a new facility on property it plans to acquire adjacent to our plant site. In October 2003, we entered into a Corn Storage and Delivery Agreement to purchase our entire requirements for corn from the Elevator if the facility is built. Under this agreement, the Elevator will make 470,000 bushels of corn available to us at all times. The Elevator will set the daily prices for the corn we purchase at or slightly greater than the average daily prices paid by other corn buyers within 20 miles of Granite Falls, Minnesota. We believe that this pricing structure represents fair market value, given the quantity of corn we require. We are obliged to pay weekly for our corn purchases. We will also pay the Elevator an administrative fee of 5.3¢ per bushel for its purchasing, storage and delivery services. The agreement is for successive five year terms unless the parties mutually terminate it. In return for our entering into the agreement, the Elevator has agreed to purchase at least $500,000 of units in the Offering.

     We also have drilled a well on property currently owned by the Elevator about a mile from our plant site and, subject to negotiating an acceptable agreement, plan to pipe groundwater from the Elevator’s property to our plant site. Subject to negotiating an acceptable agreement, we may also engage the Elevator to serve as our commodities manager to manage our corn supply and hedging position.

     Although Messrs. Enstad and Dubbelde will not participate as governors in our decisions regarding the Farmers Cooperative Elevator Company, Mr. Dubbelde will negotiate with us on behalf of the Farmers Cooperative Elevator Company. All of this presents a potential conflict of interest for Messrs. Enstad and Dubbelde when advising us regarding contracts and agreements that we plan to enter into with the Elevator.

     Construction Transactions. In July 2002, we entered into a revised letter of intent with Fagen in which Fagen would provide services to us in connection with our plan to build our ethanol plant. Fagen is a member of us and our Governor and Vice President of Operations. Mr. Core, is a consultant to Fagen. Under the terms of the letter of intent, Fagen agrees to enter into definitive agreements to provide design and construction related services to us. The letter of intent does not constitute a binding agreement, but the parties are obligated to enter into good faith negotiations to prepare definitive agreements. Prior to negotiating definitive agreements, any party could withdraw from the terms of the letter of intent.

     Under the letter of intent, Fagen agrees to:

•	design and build our proposed ethanol plant in accordance with a design build contract, to be agreed upon and

•	assist us in identifying appropriate operational management for the plant.

     Under the letter of intent, we have agreed to pay Fagen approximately $43,050,000. We expect that Fagen will act as our general contractor.

     Although Mr. Core will not participate as a governor in our decisions regarding Fagen, his position as a consultant presents a potential conflict of interest when advising us regarding contracts and agreements that we plan to enter into with Fagen.

     We may need to obtain a construction permit for our plant from the City of Granite Falls.

     Additional conflicts of interest could arise in the situations described below:

•	We may engage in transactions with our governors or officers or their affiliates for the purchase of corn and the sale of distillers grains, although these transactions will be on the same terms and conditions as with non-affiliated persons or entities. Members will have no right to individually enforce the obligations of our governors or officers or their affiliates in our favor.

•	Our governors’ decisions regarding various matters, including expenditures that we make for our business,

reserves for accrued expenses, including officers salaries and reimbursement of governors’ expenses, loan covenants, capital improvements and contingencies will affect the amount of cash available for distribution to members.

•	We will reimburse our governors for out-of-pocket expenses relating to our business. We do not have a reimbursement policy or guideline for determining what expenses will be reimbursed. We will review and reimburse all reasonable expenses that governors submit to us.

•	We have retained counsel that has assisted us in various aspects of our formation and development. We have not retained separate counsel on behalf of unit holders.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) The following exhibits are included herein:

Exhibits Filed as Part of this Report and Exhibits Incorporated by Reference.

     The following exhibits are filed as part of this report. Exhibits previously filed are incorporated by reference, as noted.

		Method of
Exhibit	Description	Filing
3.1	Articles of Organization	1

3.2	Form of Fourth Amended and Restated Operating and Member Control Agreement	2

4.1	Form of membership unit certificate	1

4.2	Form of Escrow Agreement	2

10.1	Option Agreement for purchase of property	1

10.2	Corn Storage and Delivery Agreement and Pre-Closing Memorandum dated October 6, 2003 between the Company and Farmers Cooperative Elevator Company	4

10.3	Option Agreement for purchase of additional property	2

14.1	Code of Ethics	3

31.1	Certificates pursuant to 17 CFR 240.15d-14(a)	3

32.1	Certificates pursuant to 18 U.S.C. Section 1350	3

(1)	Incorporated by reference to the exhibit of the same number on our Registration Statement on Form SB-2, No. 333-99065, originally filed on August 30, 2002.

(2)	Incorporated by reference to the exhibit of the same number on our Registration Statement on Form SB-2, No. 333-112567, originally filed on February 12, 2004.

(3)	Filed herewith.

(4)	Incorporated by reference to the exhibit of the same number in our report on Form 10-QSB for the period ended September 30, 2003.

(b)	Reports on Form 8-K.

None filed during the Fourth Quarter.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     The aggregate fees billed for professional services by Boulay, Heutmaker, Zibell & Co. P.L.L.P, our independent auditors, in 2003 for their various services were:

Type of Fees	2003	2002
Audit Fees(1)	$44,535	$40,054
Tax Fees(2)	$0	$0

(1) Annual audit fees are the fees billed for professional services rendered for the audit of the Company’s annual financial statements and reviews of quarterly financial statements. This category also includes fees for consents, assistance with and review of documents filed with the SEC, attest services, work done by tax professionals in connection with the audit or quarterly reviews and accounting consultations and research work necessary to comply with generally accepted auditing standards.

(2) Tax fees are the fees billed for professional services rendered for tax compliance, tax advice and tax planning, except those provided in connection with the audit or quarterly reviews.

     Our Board of Governors approves all audit, audit-related, tax services and other services performed for us by our independent auditors.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRANITE FALLS ETHANOL PLANT, LLC

Date: March 29, 2004	/s/ Paul Enstad

Paul Enstad
Chairman, Chief Manager and Governor
(Principal Executive Officer)

Date: March 29, 2004	/s/ Julie Oftedahl-Volstad

Julie Oftedahl-Volstad
Secretary and Treasurer and Governor
(Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 29, 2004	/s/ Paul Enstad

Paul Enstad, Chairman, Chief Manager and Governor

Date: March 29, 2004	/s/ Julie-Oftedahl-Volstad

Julie-Oftedahl-Volstad, Secretary, Treasurer and Governor

Date: March 29, 2004	/s/ Scott Dubbelde

Scott Dubbelde, Vice Chairman and Governor

Date: March 30, 2004	/s/ Myron D. Peterson

Myron D. Peterson, Governor

Date: March 29, 2004	/s/ Shannon Johnson

Shannon Johnson, Governor

Date: March , 2004

Steven H. Core, Vice President of Operations and Governor