Form 10QSB
period 2004-03-31
GRANITE FALLS COMMUNITY ETHANOL PLANT LLC
filed 2004-05-17
CIK 1181749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2004

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

(320) 564-3100
(Issuer’s telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes  ☐  No

State the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date: As of May 10, 2004, there were 1,417 units of Ownership outstanding.

Transitional Small Business Disclosure Format (Check one): ☐  Yes  ☒  No

PART I.	FINANCIAL INFORMATION

Item 1. Financial Statements

C O N T E N T S

Page
Financial Statements
Balance Sheets	3
Statements of Operations	4
Statements of Cash Flows	5
Notes to Financial Statements	7

GRANITE FALLS COMMUNITY ETHANOL PLANT, LLC
(A Development Stage Company)

Condensed Balance Sheet

March 31,
2004
(Unaudited)
ASSETS
Current Assets
Cash	$7,387
Prepaid expenses	14,595

Total current assets	21,982
Equipment
Office equipment	6,317
Less accumulated depreciation	1,685

Net equipment	4,632
Other Assets
Deferred offering costs	78,724

Total other assets	78,724

Total Assets	$105,338

LIABILITIES AND MEMBERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$182,020
Accrued interest	13,043
Notes payable-Granite Falls Bank	270,000
Notes payable-City of Granite Falls	47,800

Total current liabilities	512,863
Commitments and Contingencies
Members’ Equity (Deficit)
Member contributions, net of costs related to capital contributions, 1,417 units outstanding at March 31, 2004	628,641
Deficit accumulated during development stage	(1,036,166)

Total members’ equity (deficit)	(407,525)

Total Liabilities and Members’ Equity (Deficit)	$105,338

Notes to Financial Statements are an integral part of this Statement.

GRANITE FALLS COMMUNITY ETHANOL PLANT, LLC
(A Development Stage Company)

Condensed Statements of Operations

			From Inception
	Quarter Ended	Quarter Ended	(December 29, 2000)
	March 31,	March 31,	to March 31,
	2004	2003	2004
	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$—	$—	$—
Operating Expenses
Project coordinator	11,963	15,000	161,322
Surveying, site and permitting expense	21,852	8,827	142,362
Professional and consulting fees	57,413	44,988	304,075
General and administrative	13,556	42,147	92,984

Total operating expenses	104,784	110,962	700,743

Operating Loss	(104,784)	(110,962)	(700,743)
Other Income (Expense)
Interest income	—	488	3,969
Miscellaneous income	1,000	—	2,000
Interest expense	(4,017)	(941)	(16,638)
Offering costs	—	—	(324,754)

Total other expense, net	(3,017)	(453)	(335,423)

Net Loss	$(107,801)	$(111,415)	$(1,036,166)

Net Loss Per Unit (1,417, 1,417 and 828 weighted average units outstanding, respectively)	$(76.08)	$(78.63)	$(1,251.41)

Notes to Financial Statements are an integral part of this Statement.

GRANITE FALLS COMMUNITY ETHANOL PLANT, LLC
(A Development Stage Company)

Condensed Statements of Cash Flows

			From Inception
	Quarter Ended	Quarter Ended	(December 29, 2000)
	March 31,	March 31,	to March 31,
	2004	2003	2004
	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(107,801)	$(111,415)	$(1,036,166)
Adjustments to reconcile net loss to net cash from operations:
Depreciation	316	316	1,685
Offering costs	—	—	324,754
Changes in assets and liabilities
Prepaid expenses	(12,595)	(12,928)	(14,595)
Accounts payable	58,793	48,497	145,730
Accrued interest	1,525	941	14,146

Net cash used in operating activities	(59,762)	(74,589)	(564,446)
Cash Flows from Investing Activities
Capital expenditures	—	—	(6,317)

Net cash used in investing activities	—	—	(6,317)
Cash Flows from Financing Activities
Checks drawn in excess of cash	(11,417)	—	—
Proceeds from short term notes payable	121,000	—	342,800
Member contributions	—	—	638,500
Payments for costs of raising capital	—	(648)	(35,962)
Payments for offering costs	(42,434)	—	(367,188)

Net cash provided by (used in) financing activities	67,149	(648)	578,150

Net Increase (Decrease) in Cash	7,387	(75,237)	7,387
Cash – Beginning of Period	—	251,987	—

Cash – End of Period	$7,387	$176,750	$7,387

- Continued -

Notes to Financial Statements are an integral part of this Statement.

GRANITE FALLS COMMUNITY ETHANOL PLANT, LLC
(A Development Stage Company)

Condensed Statements of Cash Flows

	Quarter Ended	Quarter Ended	Date of
	March 31,	March 31,	Inception to
	2004	2003	March 31, 2004
Supplemental Cash Flow Information
Cash paid during the period for:
Interest	$2,429	$—	$2,429

Supplemental Disclosure of Noncash Investing and Financing Activities
Deferred offering costs in accounts payable	$36,290	$9,385	$36,290

Conversion of note payable and accrued interest into member units	$—	$—	$26,103

Notes to Financial Statements are an integral part of this Statement.

GRANITE FALLS COMMUNITY ETHANOL PLANT, LLC
(A Development Stage Company)

Notes to Financial Statements

March 31, 2004

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements for the year ended December 31, 2003, contained in the Company’s annual report on Form 10-KSB for 2003.

In the opinion of management, the interim condensed financial statements reflect all adjustments considered necessary for fair presentation. The adjustments made to these statements consist only of normal recurring adjustments.

Nature of Business

The Company, which anticipates its plant location to be near Granite Falls, Minnesota, was organized to fund and construct a 40 million gallon ethanol plant with distribution to upper Midwest states. In addition, the Company intends to produce and sell distillers dried grains as a co-product of ethanol production. Construction is anticipated to begin in the summer of 2004. As of March 31, 2004, the Company is in the development stage with its efforts being principally devoted to organizational, project feasibility, equity raising and permitting activities.

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

Fair Value of Financial Instruments

The fair value of the Company’s cash and notes payable to Granite Falls Bank approximates their carrying value. It is not currently practicable to estimate the fair value of the notes payable to the City of Granite Falls since these agreements contain unique terms, conditions, and restrictions, which were negotiated at arm’s length with the City of Granite Falls, as discussed in Note 3, there is no readily determinable similar instrument on which to base an estimate of fair value.

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

3. NOTES PAYABLE

At March 31, 2004, the Company has $47,800 of notes payable with the City of Granite Falls, Minnesota due on January 1, 2004, including interest at 7%. At March 31, 2004, the Company is working with the City to extend these notes payable. All notes are secured by terms and conditions of the Development Agreement dated February 2, 2001, and subsequently amended, between the City and the Company. The repayment of up to the entire amount may be forgiven subject to the covenants set forth in the Development Agreement.

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

As of March 31, 2004, the Company has a line of credit from a bank expiring June 1, 2004 at a maximum of $200,000 with an interest rate of 5.75% and secured by a separate security agreement and guaranteed by two members of the Company. The outstanding balance as of March 31, 2004 was $200,000.

In February 2004, the Company obtained an additional $100,000 note payable with interest at 5.75%, secured by a separate security agreement and guaranteed by a member of the Company and due in October 2004, from the Granite Falls Bank. The outstanding balance as of March 31, 2004 was $70,000.

In April 2004, the Company obtained an additional $50,000 note payable with interest at 5.75% from the Granite Falls Bank due in October 2004, secured by a separate security agreement and guaranteed by a member of the Company and due in October 2004, from the Granite Falls Bank.

4. MEMBERS’ EQUITY

As specified in the Company’s operating agreement, the Company initially will have one class of membership units. No member shall transfer all or any portion of an interest without the prior written consent of the Board of Governors. The Company prepared an SB-2 Registration Statement for a minimum of 18,000 units which expired on December 27, 2003 because the Company did not raise the required minimum.

The Board voted to prepare a new offering and has filed a Registration Statement with the United States Securities and Exchange Commission. This Registration Statement will offer up to a minimum of $18,000,000 and a maximum of $30,000,000 of units for sale at $1,000 per unit. The minimum purchase is five units. The Registration Statement was declared effective in February 2004.

In addition, bridge loans may be used for property acquisition and plant construction to begin before any subscriptions are accepted. These bridge loans will count toward the $18,000,000 minimum purchase of units if the lender loans the Company at least $500,000 and, by the time the Company first accepts subscriptions, the lender has agreed that the Company will repay the loan only if the Company sells more than the $18,000,000 of units in this offering and the lender will convert any unpaid balance at August 30, 2004 to units in this offering at $1,000 per unit. At May 10, 2004, the Company had 9,664,000 of units subscribed for.

The Company will hold all funds received from investors, other than qualifying bridge loan proceeds, in an interest-bearing account at Granite Falls Bank, the escrow agent, until they receive the minimum subscription amount of $18,000,000, including, for this purpose, any qualifying bridge loan proceeds, and secure a written commitment from one or more lenders for debt financing to construct and start-up the plant. The Company must receive the $18,000,000 minimum, including, for this purpose, any qualifying bridge loan proceeds, by August 31, 2004 and secure the debt financing commitment by September 30, 2004. The existing members must also approve particular amendments to the operating agreement before they close. The Company will return the investments, other than qualifying bridge loan proceeds, to the investors promptly with interest if they do not satisfy these conditions.

5. COMMITMENTS AND CONTINGENCIES

The Company has signed a non-binding letter of intent with a general contractor, who is also a member, for various design and construction services. The letter of intent stipulates that the engineer and general contractor will be engaged to construct a plant for approximately $43,000,000. The Company intends to begin construction in the summer of 2004 and anticipates total project costs to approximate $55,000,000.

In addition to the equity the Company intends to raise by August 31, 2004 of $18,000,000 to $30,000,000, the Company will need to obtain debt financing of approximately $25,000,000 to approximately $37,000,000, depending upon the amount of equity raised, to fund the cost of the project. The Company needs to obtain a debt financing commitment by September 30, 2004. The Company does not currently have a written commitment to obtain the additional debt financing.

In fiscal 2001, the Company made a nominal payment to obtain an option to purchase approximately 31 acres of land for a price of $168,000. This option expires on December 31, 2004. The Company is considering this parcel of land as a viable site for their ethanol plant.

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

In February 2003, the Company entered into an agreement with an unrelated party to act as the Company’s project consultant. The agreement pays $1,250 per week, with a one-time bonus of $40,000 ($20,000 minimum in Company stock). This bonus is payable after the Company has raised the minimum amount of equity required to close on its public offering and has secured a loan commitment by a prospective lender sufficient to finance the Company’s project. As of March 31, 2004, $15,503 of these costs are included in accounts payable. The unrelated party has the option of receiving the balance of related services payable in a cash payment or in exchange for membership units, provided the offering is successful.

In April 2003, the Company entered an agreement with an unrelated party to primarily focus on transportation, with an emphasis on rail rates, competing modes, transloading alternatives, potential rail-water outlets and new types of rail equipment. The consulting fee will be $75 per hour plus any out-of-pocket expenses, with fees prior to start up at a maximum of $10,000, at which $5,000 will be at risk. As of March 31, 2004, there were no costs included in accounts payable.

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

6. GOING CONCERN

As shown in the accompanying financial statements, the Company incurred a net loss of $1,036,166 from inception to March 31, 2004. The Company has incurred a shortage of operating cash and has negative working capital. The Company had not raised the minimum equity offering amount by December 27, 2003 and the offering expired. The Company filed its second registration statement with the United States Securities and Exchange Commission which became effective February 2004. These factors create an uncertainty about the Company’s ability to continue as a going concern. Management of the Company has obtained a line of credit and is seeking additional grants, although they have not yet secured any commitments for such grants. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Item 2.	Plan of Operation.

     This report contains forward-looking statements that involve future events, our future performance and our expected future operations and actions. In some cases you can identify forward-looking statements by the use of words such as “may,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the risks described in our Form 10-KSB filed March 30, 2004 and appearing elsewhere in this report. We are not under any duty to update the forward-looking statements contained in this report. We cannot guarantee future results, levels of activity, performance or achievements. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report. You should read this report and the documents that we reference in this report and have filed as exhibits, completely and with the understanding that our actual future results may be materially different from what we currently expect. We qualify all of our forward-looking statements by these cautionary statements.

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

     We are planning to build an ethanol plant near Granite Falls, Minnesota, that will have an annual capacity to process approximately 15 million bushels of corn into approximately 40 million gallons of ethanol per year (mgy). The ethanol plant is also expected to produce approximately 130,000 tons annually of livestock and poultry feed known as distillers grains, which may be sold as distillers dried grains with solubles, distillers modified wet grains and distillers wet grains. These are the principal co-products of the ethanol production process. We plan to locate the plant near Granite Falls, Minnesota on a two parcel 56 acre site we have options to purchase.

Update on Our Initial Public Offering

     To assist in the property acquisition, construction and start-up operational costs of our proposed 40 million gallon per year ethanol plant, we filed a new Registration Statement on Form SB-2 (SEC Registration No. 333-112567), as amended (the “Registration Statement”), with the Securities and Exchange Commission, which became effective on February 17, 2004, for an initial public offering (the “Offering”). of our membership units (“Units”) of an aggregate minimum of $18,000,000 (18,000 Units) and an aggregate maximum of $30,000,000 (30,000 Units). We attempted to conduct an initial public offering of our Units during 2003 but did not raise the $18 million minimum for that offering. We must raise the $18,000,000 minimum in the new offering by August 31, 2004. Additionally, to complete the project, we will need to obtain significant debt financing.

     We expect that the project will cost a total of approximately $55,000,000. We have raised $638,500 in seed capital and plan to raise a minimum of $18,000,000 and a maximum of $30,000,000 in equity and capital pursuant to the Offering and secure the balance through debt financing. We are also required to obtain our debt financing commitment in the approximate amount of $37,000,000 (assuming we raise the minimum amount of $18,000,000) by September 30, 2004. If we are unable to timely raise such equity or debt financing, we will return any monies received from subscriptions promptly.

     On April 9, 2004, our existing members approved certain amendments to our operating agreement which is also a condition to closing on our Offering. These amendments are contained in our Fourth Amended and Restated Operating and Member Control Agreement filed with our Registration Statement for the Offering.

     As of May 10, 2004, we have received subscriptions for approximately 9,664 Units representing $9,664,000 of the $18,000,000 minimum amount needed to be raised in the Offering.

     Additionally, we have been in discussions with a major investor to purchase a majority of our Units in the Offering which generally would result in the investor controlling us. The discussions have also covered topics including post–Offering representations, construction and operational management of our facility and the role of the Farmers Cooperative Elevator Company in supplying our corn requirements. No agreements have been reached by the parties and no assurance can be given that agreements will be reached. We do not know whether this investor ultimately will invest in us, or if this investor invests, the amount or special terms of the investment.

     We do not have a financing proposal from a commercial bank or other financing source. We have begun discussions with several commercial banks regarding a written financing proposal, but we have not yet secured a commitment for the necessary debt financing.

     Plan of Operation to Close of the Offering and Receipt of Debt Financing

     Currently, we are not using any underwriter or selling agents to sell the Units being offered pursuant to our Offering. Our officers and Board of Managers are personally handling the sales efforts and the necessary investor meetings and follow up will require the bulk of our attention to the close of the Offering.

     In addition to our sales efforts, we are in the process of finalizing various air and water permitting requirements and have received the following important permits and other rights:

     -  Air emission permit dated April 29, 2004, from the Minnesota Pollution Control Agency; and

     - National Pollution Discharge Elimination System (NPDES/SDS) permit dated May 1, 2004;

     We continue our effort to obtain ground and surface water appropriation permits with the Minnesota Department of Natural Resources, Army Corp of Engineers, and other required permits and easements.

     We continue to negotiate through a retained consultant our rail contract with both the TC&W railroad and the Burlington Northern Sante Fe railroads.

     The natural gas commitments to our site are being negotiated both as to cost and a final provider contract. We are also working to finalize agreements with our electrical service provider.

     We continue to work on the preliminary design and development of our proposed plant, obtaining necessary construction permits, and negotiating utility and other contracts.

     We also are meeting with potential marketers for our ethanol and distillers dried grains. We will seek to have arrangements completed for marketing well before the plant is completed.

     Finally, we continue to seek and negotiate with potential lenders for our long-term debt financing, Separately, and in advance of closing on the Offering, we may seek a bridge loan of up to $2 million to enable us to purchase the property and begin site preparation. We believe this would accelerate plant construction after we close the Offering. The bridge lender may be a governor or member of us, or an affiliate. We will seek to negotiate terms of any bridge loan so that it is a qualifying bridge loan and counted as part of our $18,000,000 minimum purchase of Units. See the discussion below under “Liquidity and Capital Resources – Possible Bridge Loan Arrangements”.

     We will not close on the Offering until we receive subscriptions and proceeds for the minimum amount offered ($18 million, including the proceeds of any qualifying bridge loan) and secure a written commitment from one or more lenders for the debt financing that we need estimated at approximately $37 million, if we sell only $18 million of units. However, a written commitment only obligates the lender to lend us the debt financing that we need if we satisfy all of the conditions of the commitment. At this time, we do not know what business and financial conditions and covenants will be imposed upon us. We may not satisfy the loan commitment conditions before the closing of the Offering, or at all. If this occurs, we may not successfully construct and commence operations of our proposed plant and may terminate operations.

     Plan of Operation to After Completion of the Offering and Receipt of Debt Financing

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

Administration and Employees

     We currently have only one person who serves full-time as our project coordinator to assist with these preliminary matters in addition to a part-time administrative assistant. We also have engaged our Vice President of Operations on a part-time, unpaid basis. We do not expect our Vice President of Operations to work full-time until we close on the Offering and agree on his compensation. We do not plan to begin hiring additional employees related to the ethanol plant operations until approximately six months before completion of the plant construction and commencement of production.

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

'

No. of
Position	Employees
General Manager	1
Plant Manager	1
Controller	1
Lab Manager	1
Lab Technician	1
Secretary/ Clerical	3
Shift Supervisors	4
Maintenance Supervisor	1
Maintenance Craftsmen	5
Plant Operators	12

Total	30

     The position titles, job responsibilities and numbers allocated to each position may differ when we begin to employ individuals for each position.

     Liquidity and Capital Resources

     Quarterly Financial Results. As of March 31, 2004, we had cash and cash equivalents of $7,387 and total assets of $105,338. As of March 31, 2004, we had current liabilities of $512,863, which consists primarily of accounts payable and Notes to the City of Granite Falls in the amount of $47,800 due January 1, 2004, which has not been paid, and which we are working with the City to extend, and two notes payable to Granite Falls Bank aggregating $270,000, $200,000 of which is due June 1, 2004 and $70,000 of which is due October 31, 2004.

     Total members equity as of March 31, 2004 was a deficit of $407,525. Since inception, we have generated no revenue from operations, and cash flows provided by financing activities through March 31, 2004 consists primarily of member contributions, loans from the City of Granite Falls on our bank lines of credit from Granite Falls Bank.

     As of March 31, 2004, our current liabilities exceed our current assets and our total liabilities exceed our total assets. We have continued to incur losses since that time. In February 2004 and April 2004, we obtained additional lines of credit of $100,000 and $50,000, respectively, with interest at 5.75% from the Granite Falls Bank due on October 31, 2004. As of May 10, 2004, we have approximately $34,850 available for use under these lines of credit.

     These credit lines may not be adequate to fund our operating needs prior to closing on the Offering. Therefore, if we do not obtain an additional working capital loan or are unable to timely close on the Offering, we may need to reduce or terminate our operations.

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

PART II. OTHER INFORMATION

Item 2. Changes in Securities.

     As of May 10, 2004, we have received subscriptions in our Offering for approximately 9,664 Units or an aggregate of $9,664,000 of subscription payments. We have not yet met the conditions to breaking escrow and therefore have not completed the sale of any of the Units subscribed. We will not break escrow and complete the sale of any of the Units subscribed until we raise at least the minimum amount offered in our Offering.

Item 6. Exhibits and Reports on Form 8-K.

(a)	The following exhibits are included herein:

		Method of
Exhibit	Description	Filing
3.1	Articles of Organization	1

3.2	Form of Fourth Amended and Restated Operating and Member Control Agreement	2

4.1	Form of membership unit certificate	1

4.2	Form of Escrow Agreement	2

10.1	Option Agreement for purchase of property	1

10.2	Corn Storage and Delivery Agreement and Pre-Closing Memorandum dated October 6, 2003 between the Company and Farmers Cooperative Elevator Company	3

10.3	Option Agreement for purchase of additional property	2

14.1	Code of Ethics	4

31.1	Certificates pursuant to 17 CFR 240.15d-14(a)	5

32.1	Certificates pursuant to 18 U.S.C. Section 1350	5

(1)	Incorporated by reference to the exhibit of the same number on our Registration Statement on Form SB-2, No. 333-99065, originally filed on August 30, 2002.

(2)	Incorporated by reference to Appendix A of our Registration Statement on Form SB-2, No. 333-112567, originally filed on February 12, 2004.

(3)	Incorporated by reference to the exhibit of the same number in our report on Form 10-QSB for the period ended September 30, 2003.

(4)	Incorporated by reference to the exhibit of the same number in our 10-KSB for the period ended December 31, 2003.

(5)	Filed herewith.

(b)	Reports on Form 8-K:

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRANITE FALL COMMUNITY ETHANOL PLANT, LLC
Date: May 14, 2004	/s/ Paul Enstad
Paul Enstad
Chief Manager and Chairman of the Board (Principal Executive Officer)

Date: May 14, 2004	/s/ Julie Oftedahl-Volstad
Julie Oftedahl-Volstad
Treasurer (Principal Financial and Accounting Officer)