Form 10QSB
period 2004-06-30
GRANITE FALLS COMMUNITY ETHANOL PLANT LLC
filed 2004-08-23
CIK 1181749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2004

OR

☐	Transition report under Section 13 or 15(d) of the Exchange Act.

For the transition period from            to .
Commission file number 333-99065

GRANITE FALLS COMMUNITY ETHANOL PLANT, LLC

(Exact name of small business issuer as specified in its charter)

Minnesota	41-1997390
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2448 – 540th Street, Suite 1
P. O. Box 216
Granite Falls, Minnesota 56241-0216
(Address of principal executive offices)

(320) 564-3100
(Issuer’s telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

State the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date: As of August 23, 2004, there were 1,417 membership units outstanding.

Transitional Small Business Disclosure Format (Check one): ☐ Yes ☒ No

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

C O N T E N T S

Page
Financial Statements
Balance Sheet	4
Statements of Operations	5
Statements of Cash Flows	7
Notes to Financial Statements	8

GRANITE FALLS COMMUNITY ETHANOL PLANT, LLC

(A Development Stage Company)

CONDENSED BALANCE SHEET

June 30,
2004

(Unaudited)
ASSETS
Current Assets
Cash	$14,446
Prepaid expenses	10,425

Total current assets	24,871
Equipment
Office equipment	6,317
Less accumulated depreciation	1,997

Net equipment	4,320
Other Assets
Deferred offering costs	86,529

Total other assets	86,529

Total Assets	$115,720

LIABILITIES AND MEMBERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$210,795
Accrued interest	13,626
Notes payable — Granite Falls Bank	350,000
Notes payable — City of Granite Falls	47,800

Total current liabilities	622,221
Commitments and Contingencies
Members’ Equity (Deficit)
Member contributions, net of costs related to capital contributions, 1,417 units outstanding at June 30, 2004	628,641
Deficit accumulated during development stage	(1,135,142)
Total members’ equity (deficit)	(506,501)

Total Liabilities and Members’ Equity (Deficit)	$115,720

Notes to Financial Statements are an integral part of this Statement.

GRANITE FALLS COMMUNITY ETHANOL PLANT, LLC

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

			From Inception
	Quarter Ended	Quarter Ended	(December 29, 2000)
	June 30,	June 30,	to June 30,
	2004	2003	2004

	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$—	$—	$—
Operating Expenses
Project coordinator	13,000	14,960	174,322
Surveying, site and permitting expense	15,092	4,008	157,454
Professional and consulting fees	49,451	63,794	353,525
General and administrative	15,787	34,930	108,771

Total operating expenses	93,330	117,692	794,072

Operating Loss	(93,330)	(117,692)	(794,072)
Other Income (Expense)
Interest income	—	228	3,969
Miscellaneous income	—	—	2,000
Interest expense	(5,647)	(958)	(22,285)
Offering costs	—	—	(324,754)

Total other income (expense), net	(5,647)	(730)	(341,070)

Net Loss	$(98,977)	$(118,422)	$(1,135,142)

Net Loss Per Unit (1,417, 1,417 and 870 weighted average units outstanding, respectively)	$(69.85)	$(83.57)	$(1,304.76)

Notes to Financial Statements are an integral part of this Statement.

GRANITE FALLS COMMUNITY ETHANOL PLANT, LLC

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2004	2003

	(Unaudited)	(Unaudited)
Revenues	$—	$—
Operating Expenses
Project coordinator	24,963	29,960
Surveying, site and permitting expense	36,944	12,834
Professional and consulting fees	106,864	108,782
General and administrative	29,344	77,078

Total operating expenses	198,115	228,654

Operating Loss	(198,115)	(228,654)
Other Income (Expense)
Interest income	1	716
Miscellaneous income	1,000	—
Interest expense	(9,664)	(1,899)

Total other expense, net	(8,663)	(1,183)

Net Loss	$(206,778)	$(229,837)

Net Loss Per Unit (1,417 average units outstanding for both periods)	$(145.93)	$(162.20)

Notes to Financial Statements are an integral part of this Statement.

GRANITE FALLS COMMUNITY ETHANOL PLANT, LLC

(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

	Six Months	Six Months	From Inception
	Ended	Ended	(December 29, 2000)
	June 30,	June 30,	to June 30,
	2004	2003	2004

	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(206,778)	$(229,837)	$(1,135,142)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	628	632	1,997
Offering costs	—	—	324,754
Changes in assets and liabilities
Prepaid expenses	(8,425)	(8,928)	(10,425)
Accounts payable	114,180	69,678	201,116
Accrued interest	2,108	1,899	14,729

Net cash used in operating activities	(98,287)	(166,556)	(602,971)
Cash Flows from Investing Activities
Capital expenditures	—	—	(6,317)

Net cash used in investing activities	—	—	(6,317)
Cash Flows from Financing Activities
Checks drawn in excess of cash	(11,417)	—	—
Proceeds from short term notes payable	201,000	—	422,800
Member contributions	—	—	638,500
Payments for costs of raising capital	—	—	(35,962)
Payments for offering costs	(76,850)	(40,461)	(401,604)

Net cash provided by (used in) financing activities	112,733	(40,461)	623,734

Net Increase (Decrease) in Cash	14,446	(207,017)	14,446
Cash — Beginning of Period	—	251,987	—

Cash — End of Period	$14,446	$44,970	$14,446

Supplemental Cash Flow Information
Cash paid during the period for:
Interest	$7,556	$—	$7,556

Supplemental Disclosure of Noncash Investing and Financing Activities
Deferred offering costs in accounts payable	$9,679	$2,355	$9,679

Conversion of note payable and accrued interest into member units	$—	$—	$26,103

Notes to Financial Statements are an integral part of this Statement.

GRANITE FALLS COMMUNITY ETHANOL PLANT, LLC

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2004

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

Nature of Business

      The Company, which anticipates its plant location to be near Granite Falls, Minnesota, was organized to fund and construct a 40 million gallon ethanol plant with distribution to upper Midwest states. In addition, the Company intends to produce and sell distillers dried grains as a co-product of ethanol production. Construction is anticipated to begin in the fall of 2004. As of June 30, 2004, the Company is in the development stage with its efforts being principally devoted to organizational, project feasibility, equity raising and permitting activities.

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

Fair Value of Financial Instruments

      The fair value of the Company’s cash and notes payable to Granite Falls Bank approximates its carrying value. It is not currently practicable to estimate the fair value of the notes payable to the City of Granite Falls since these agreements contain unique terms, conditions, and restrictions, which were negotiated at arm’s length with the City of Granite Falls, as discussed in Note 3, there is no readily determinable similar instrument on which to base an estimate of fair value.

GRANITE FALLS COMMUNITY ETHANOL PLANT, LLC
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

      At June 30, 2004, the Company has $47,800 of notes payable with the City of Granite Falls, Minnesota due on January 1, 2004, including interest at 7%. All notes are secured by terms and conditions of the Development Agreement dated February 2, 2001, and subsequently amended, between the City and the Company. The repayment of up to the entire amount may be forgiven subject to the covenants set

GRANITE FALLS COMMUNITY ETHANOL PLANT, LLC
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS — (Continued)

forth in the Development Agreement. The Company is currently negotiating extensions of the notes with the City.

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

      As of June 30, 2004, the Company has a line of credit from a bank expiring December 1, 2004 (or upon the bank’s demand, if sooner) at a maximum of $200,000 with an interest rate of 5.75% and secured by a separate security agreement and guaranteed by two members of the Company. The outstanding balance as of June 30, 2004 was $200,000.

      In February 2004, the Company obtained an additional $100,000 note payable with interest at 5.75%, secured by a separate security agreement and guaranteed by a member of the Company and due in October 2004 (or sooner, upon the bank’s demand), from the Granite Falls Bank. The outstanding balance as of June 30, 2004 is $100,000.

      In April 2004, the Company obtained an additional $50,000 note payable with interest at 5.75% from the Granite Falls Bank due in October 2004 (or sooner, upon the bank’s demand), secured by a separate security agreement and guaranteed by a member of the Company. The outstanding balance as of June 30, 2004 is $50,000.

      In July 2004, the Company obtained a $500,000 loan with interest at 5.9% from Granite Falls Bank to purchase land and for operations. This note is due in December 2004 (or sooner, upon the bank’s demand) and is secured by a separate security agreement and guaranteed by a member of the Company.

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
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS — (Continued)

2004. The existing members must also approve particular amendments to the operating agreement before they close. The Company will return the investments, other than qualifying bridge loan proceeds, to the investors promptly with interest if they do not satisfy these conditions.

      At June 30, 2004, the Company had subscriptions totaling $10,202,000 for 10,202 units. The Company filed post-effective amendments to its Registration Statement in July and August 2004. As required in accordance with the amendments to the Company’s Registration Statement, investors who previously subscribed for membership units must reconfirm their subscriptions.

5.	Commitments and Contingencies

      The Company has signed a non-binding letter of intent with a general contractor, who is also a member, for various design and construction services. The letter of intent stipulates that the engineer and general contractor will be engaged to construct a plant for approximately $43 million. The Company intends to begin construction in the fall of 2004 and anticipates total project costs to approximate $57.9 million

      In addition to the equity the Company intends to raise by August 31, 2004 of $18 million to $30 million, the Company will need to obtain debt financing of approximately $27.9 million to $39.9 million, depending upon the amount of equity raised, to fund the cost of the project. In August 2004, the Company entered into a debt financing commitment with First National Bank of Omaha for a construction loan of up to $34 million for the construction of the ethanol plant and a subsequent line of credit of $3.5 million. During construction of the ethanol plant, the Company would pay quarterly interest payments on the outstanding construction loan balance at the one-month London Interbank Offered Rate (LIBOR) plus 3.50%. Upon the ethanol plant becoming operational, the construction loan will convert into a five year term loan amortized over ten years. The term loan has provisions for both a variable or fixed rate option.

      In fiscal 2001, the Company made a nominal payment to obtain an option to purchase approximately 31 acres of land for a price of $168,000. In August 2004, the Company exercised this option.

      In March 2003, the Company made a nominal payment to obtain an option agreement to purchase approximately 25 acres of land, adjacent to the above 31 acres, for approximately $168,000. In August 2004, the Company exercised this option.

      In March 2001, the Company executed an agreement, as subsequently amended, with a member to serve as project coordinator. The agreement pays a maximum of $5,000 per month, renews every thirty days, and may be terminated by the Company at any time with no less than 10 days written notice.

      In February 2003, the Company entered into an agreement with an unrelated party to act as the Company’s project consultant. The agreement pays $1,250 per week, with a one-time bonus of $40,000 ($20,000 minimum in Company stock). This bonus is payable after the Company has raised the minimum amount of equity required to close on its public offering and has secured a loan commitment by a prospective lender sufficient to finance the Company’s project. As of June 30, 2004, $23,186 of these costs are included in accounts payable. The unrelated party has the option of receiving the balance of related services payable in a cash payment or in exchange for membership units, provided the offering is successful.

      In April 2003, the Company entered an agreement with an unrelated party to primarily focus on transportation, with an emphasis on rail rates, competing modes, transloading alternatives, potential rail-water outlets and new types of rail equipment. The consulting fee will be $75 per hour plus any out-of-pocket expenses, with fees prior to start up at a maximum of $10,000, at which $5,000 will be at risk. As of June 30, 2004, there were no costs included in accounts payable.

      In October 2003, the Company entered into a corn storage and grain handling agreement with a member. The parties agree that their obligations shall be subject to and conditioned upon final approval by the lenders and final financial close of the public offering. In addition, the member does agree that it shall execute a subscription agreement in connection with the above referenced public offering and that the

GRANITE FALLS COMMUNITY ETHANOL PLANT, LLC
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS — (Continued)

minimum subscribed amount and contribution with respect to the project represented thereby shall be no less than $500,000. The Company is currently renegotiating the corn storage and grain handling agreement.

      In August 2004, the Company entered into an agreement with an electrical service provider to provide electrical service to the ethanol plant. Under the agreement, in additional to paying the stated electrical rates, the Company is required to install, or have installed, transmission lines and a substation. The cost of the transmission lines and substation are included in the Company’s anticipated total project costs of the ethanol plant as discussed above.

      In August 2004, the Company also entered into two bridge loan arrangements qualifying to count toward the $18 million minimum for the Company’s initial public offering. One of the qualifying bridge loan arrangements, for between $2.5 and $4.5 million, was provided by a member. At a minimum, $9 million of qualifying bridge loans will convert to equity units if the SEC declares effective the post-effective amendment to the Company’s Registration Statement on or before August 31, 2004. The Company is negotiating a construction consulting and an operating and management agreement with one of the qualifying bridge loan providers.

6.	Going Concern

      As shown in the accompanying financial statements, the Company incurred a net loss of $1,135,142 from inception to June 30, 2004. The Company has incurred a shortage of operating cash and has negative working capital. The Company did not raise the minimum equity offering amount by December 27, 2003, the offering expired and the Company expensed $324,754 of costs relating to the offering.. The Company filed its second registration statement with the United States Securities and Exchange Commission which became effective February 2004. These factors create an uncertainty about the Company’s ability to continue as a going concern. Management of the Company has obtained lines of credit and is seeking additional grants, although they have not yet secured any commitments for such grants. The Company is also in discussions with two potential significant investors. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

     We are planning to build an ethanol plant near Granite Falls, Minnesota, that will have an annual capacity to process approximately 15 million bushels of corn into approximately 40 million gallons of ethanol per year (mgy). The ethanol plant is also expected to produce approximately 130,000 tons annually of livestock and poultry feed known as distillers grains, which may be sold as distillers dried grains with solubles, and under certain conditions distillers modified wet grains and distillers wet grains. These are the principal co-products of the ethanol production process. We plan to locate the plant near Granite Falls, Minnesota on a 56 acre site for which we had options to purchase and which we did purchase in August 2004.

Update on Our Initial Public Offering

     To assist in the property acquisition, construction and start-up operational costs of our proposed 40 million gallon per year ethanol plant, we filed a new Registration Statement on Form SB-2 (SEC Registration No. 333-112567), as amended (the “Registration Statement”), with the Securities and Exchange Commission, which became effective on February 17, 2004, for an initial public offering (the “Offering “) of our membership units (“Units”) of an aggregate minimum of $18,000,000 (18,000 Units) and an aggregate maximum of $30,000,000 (30,000 Units). We attempted to conduct an initial public offering of our Units during 2003 but did not raise the $18,000,000 minimum for that offering. We must raise the $18,000,000 minimum in the new offering by August 31, 2004. Additionally, to complete the project, we will need to obtain significant debt financing.

     By our prospectus dated February 17, 2004 (the “Prospectus”), we have been offering Units and as of June 30, 2004, we had received subscriptions for the purchase of 10,202 Units, representing $10,202,000 of our $18,000,000 minimum.

Agreements with Two Significant Investors

     On July 1, 2004, we reached an agreement in principal with Glacial Lakes Energy, LLC of Watertown, South Dakota (“GLE”) and Fagen, Inc. of Granite Falls, Minnesota (“Fagen”) pursuant to which GLE and Fagen proposed to purchase 6,500 and 2,500 of our Units in connection with our Offering for $6,500,000 and $2,500,000, respectively.

     Beginning in August 2001, GLE constructed an ethanol production facility in Watertown, South Dakota. GLE began production at its facility in August 2002 and currently produces 48 million gallons of ethanol annually. We believe that GLE’s experience in the construction and operation of ethanol facilities will benefit us greatly. We previously have had no relationship with GLE. However, Fagen is one of our founders and we have planned since early in our inception to use Fagen to construct our plant.

     GLE and Fagen have indicated that their purchases are subject to satisfaction of particular conditions, as follows:

•	GLE and Fagen making their final investment decisions after receipt of a Prospectus Supplement that we have filed with (but are waiting to have declared effective by) the U.S. Securities and Exchange Commission;

•	Our entering into a Consulting Agreement with GLE relating to its services in connection with the construction of our proposed ethanol plant;

•	Our entering into an Operating and Management Agreement with GLE relating to its services in connection with the ongoing operations and maintenance of our proposed ethanol plant;

•	Our entering into a new Grain Procurement Agreement with the Farmers Cooperative Elevator Company, to supersede our existing arrangements with the elevator for providing us with our necessary supply of corn; and

•	Amendment of our Operating and Member Control Agreement to allow GLE and Fagen to elect specific members of our Board of Governors and to require particular board and member voting approval for certain events. Our members approved the requisite amendments in August 2004.

Qualifying Bridge Loans by GLE and Fagen

      On August 10, 2004, and in lieu of subscribing for Membership Units, GLE and Fagen agreed to lend funds to us under bridge loan arrangements (currently unfunded) qualifying to count toward the $18 million minimum for our offering that we must receive by August 31, 2004. Because the bridge loan proceeds, once funded, must convert into our Membership Units, we do not expect to repay any portion of the bridge loans.

      Under the qualifying bridge loan arrangement with GLE, it agreed to lend us $6,500,000, matching the amount of its proposed purchase of Membership Units. GLE has agreed to deposit these funds in an escrow account no later than August 24, 2004. Contingent on the closing on our offering and the release from escrow of other investor subscription funds to us, and our entering into the Consulting Agreement and Operation and Management Agreement with GLE, GLE’s escrowed funds will convert into Membership Units and its escrowed funds will be released to us.

      Under the qualifying bridge loan arrangement with Fagen, it agreed to lend us a minimum of $2,500,000 and a maximum of $4,500,000. Fagen arranged for Granite Falls Bank to issue an irrevocable letter of credit in our favor granting us the unrestricted right through August 31, 2004 to draw up to this amount from the bank. However, we agreed that Fagen’s maximum qualifying bridge loan obligation would be reduced based on particular conditions. At August 20, 2004, Fagen was committed to lend us $2,570,000 under its qualifying bridge loan arrangements with us. We anticipate that by August 31, 2004, Fagen’s ultimate qualifying bridge loan commitment obligation will become $2,500,000 to match the amount of its proposed purchase of Membership Units. We intend to draw down this amount no later than August 31, 2004. Fagen has agreed that its qualifying bridge loan proceeds will convert into our Membership Units.

Proposed Consulting Agreement with GLE

      Conditioned on GLE’s purchase of 6,500 membership units from us, we plan to enter into a Consulting Agreement with GLE, which we have negotiated at arm’s length. Under the Consulting Agreement, GLE will assist in planning, and will direct and monitor, the construction of our proposed ethanol plant, including supervising any bidding process, letting all contracts, approving work schedules, making progress payments, securing lien waivers, enforcing our contractual rights and warranty claims and all other things necessary to bring construction of our facility to substantial completion. We have agreed to pay GLE $10,000 per month for its consulting services and reimburse GLE for its pre-approved expenses, other than for travel to and from our facility. The Consulting Agreement will terminate upon the effective date of our Operating and Management Agreement with GLE or sooner if we abandon our project.

Proposed Operating and Management Agreement with GLE

      Assuming GLE purchases 6,500 membership units from us, we also plan to enter into an Operating and Management Agreement with GLE, which we have also negotiated at arm’s length. Under the Operating and Management Agreement, and beginning six months prior to the estimated completion of our plant’s construction, GLE will perform all services necessary for the equipping, start up and ongoing operation of our ethanol production facility in accordance with highest industry standards. Subject in all cases to oversight by our Board of Governors (and, to the extent applicable, our audit committee), GLE’s contract services will include all activities incident to the day-to-day operations of our plant, such as:

•	obtaining and maintaining compliance with all necessary permits and licenses for our plant;

•	hiring, promoting, discharging and supervising the work of plant employees and arranging for payment of their wages;

•	directing the audit and accounting functions with respect to our plant;

•	within the budget set by the Board of Governors, contracting for the purchase of goods and services, equipment and fixtures for our plant;

•	within the budget set by the Board of Governors, arranging for necessary repairs, additions and improvements to our plant;

•	directing all grain purchasing and commodities risk management;

•	directing the marketing of ethanol and other products manufactured at our facility;

•	directing the preparation of our tax returns, SEC and other filings;

•	commencing or defending litigation or other legal proceedings on our behalf; and

•	preparing reports for our Board of Governors and members on our business and finances.

      As part of the agreement, GLE will supply its own personnel to act as part-time contract officers and managers of our plant for the positions of Chief Executive Officer or General Manager, Commodities Manager, Environmental, Health and Safety Manager and Chief Financial Officer.

      For GLE’s services, we have agreed to pay GLE a $35,000 monthly fee, plus an annual fee equal to 3% of our net income. The monthly fee will be adjusted every three years for changes in the Consumer Price Index. We have also agreed to indemnify GLE against third parties claims brought against GLE on account of its contract services under the agreement, unless due to wrongful conduct by GLE.

      The initial term of the Operating and Management Agreement is for five years. The agreement will automatically renew for successive one-year terms unless terminated 180 days prior to the start of a renewal term. We may also replace GLE upon notice by a vote of 75% of our disinterested Governors if GLE materially breaches its obligations under the agreement.

Proposed Grain Procurement Agreement with the Farmers Cooperative Elevator Company

      At GLE’s request, we have renegotiated our corn supply arrangements with the Farmers Cooperative Elevator Company. We plan to enter into a new 12-year Grain Procurement Agreement with the elevator, conditioned on closing of our offering.

      Under the new agreement, the elevator will be the exclusive source of corn for our ethanol plant. We will pay weekly at market price (generally based on the daily posted board price at the elevator’s Minnesota Falls branch) for corn delivered to us, subject to adjustments for corn of inferior quality or with excess moisture. We will also pay a weekly corn procurement fee of $0.05 per bushel of corn delivered. The corn procurement fee will increase in the fourth and eighth years of our agreement to $0.055 and $0.06, respectively, per bushel of corn delivered.

      The new agreement will supersede our prior agreements with the elevator, except for its obligation to purchase at least $500,000 of our membership units in our offering. The elevator has actually subscribed to purchase $605,000 of our membership units.

      Based on the new arrangements, the elevator no longer plans to construct a new facility on the land it owns next to our site. Accordingly, our plant construction expenses will increase because we will be paying for and constructing the grain handling system on our site.

Amendments to Our Operating and Member Control Agreement

     In August 2004, and to satisfy a condition of GLE’s and Fagen’s purchases of Membership Units, and, therefore, a new condition for closing on our Offering, we amended our Operating and Member Control Agreement to provide for special board representation, voting and other management control arrangements. Set forth below is a summary of the material terms and provisions of these principal amendments:

      Board of Governors. Subject to the board’s creation of two additional positions, our Board of Governors will consist of seven total members, as follows:

GLE’s Board Representation and Rights of Transfer to a Successor. So long as GLE is a member and holds no less than 20% of our membership units, GLE will designate two of our Governors and an alternate. If one of GLE’s Governors is not available, the alternate may act on that Governor’s behalf. If GLE is no longer a member of us or holds less than 20% of our outstanding membership units, then GLE’s Governors will be replaced with “At-Large Additional Governors” (as described below).

Despite this, if GLE sells membership units comprising at least 20% of our outstanding membership units to a single non-affiliated person or entity, the buyer will succeed to GLE’s right to designate two Governors and an alternate. This successor’s right to designate Governors and an alternate will terminate (and the Governors will be replaced with “At-Large Additional Governors”) upon the earlier of:

•	the sale of the successor’s assets,

•	the sale of a majority of the successor’s capital or voting securities (whether by merger or otherwise) or

•	the date that the successor no longer holds at least 20% of our outstanding membership units.

Fagen’s Board Representation. So long as Fagen is a member and holds no less than 5% of our outstanding membership units, Fagen will designate one of our Governors. If Fagen is no longer a member of us or holds less than 5% of our outstanding membership units, then Fagen’s Governor will be replaced with an “At-Large Additional Governor.” Fagen has no right to assign its board representation rights.

“At-Large” Governors. Our members will elect the remaining four Governors (the “At-Large Governors”). If GLE, its successor or Fagen loses the right to appoint a Governor, our members will also elect the replacement Governor (an “At-Large Additional Governor”). GLE, its successor and/or Fagen may not participate in these elections if they can separately designate Governors. The At-Large Governors and any At-Large Additional Governors will together designate an alternate. If any At-Large Governor or At-Large Additional Governor is not available, this alternate may act on that Governor’s behalf.

      Our members will elect the At-Large Governors and any At-Large Additional Governors for three-year terms, as follows:

Class One. In 2005, our members will elect one (or if greater, one-third rounded down to the nearest whole number) of the At-Large Governors and any At-Large Additional Governors.

Class Two. In 2006, our members will elect a second one (or if greater, one-half rounded down to the nearest whole number) of the total number of At-Large Governors and any At-Large Additional Governors that did not stand for election in Class One.

Class Three. In 2007, our members will elect the remaining At-Large Governors and At-Large Additional Governors.

      Special Board Voting Requirements. During such time that GLE is a member of us and holds at least 20% of our outstanding membership units, particular board actions will require a minimum vote of the full Board of Governors.

      The following actions will require a  2/3 vote of the full board:

(i) Hiring a manager or entering into an agreement for management services;

(ii) Hiring any replacement marketer or entering into a replacement marketing services agreement regarding the sale of products produced or sold by us;

(iii) Approving our annual operating and capital budgets;

(iv) Approving the sufficiency of any legal opinion required or the waiver of any such legal opinion; or

(v) Approving the employment or termination of accounting and auditing firms (provided, however, that at any time that we are subject to the provisions of the Sarbanes-Oxley Act of 2002, the engagement and dismissal of our independent accountants will vest solely with our Audit Committee).

      The following actions will require a  3/4 vote of the full board:

(i) Approving the sale, lease, exchange or other disposition of all or substantially all of our assets, or any merger or consolidation;

(ii) Approving any construction at our facility exceeding an estimated cost of $1 million;

(iii) Approving changes over $50,000 in the plans or specifications for, or the contract to design and construct, our proposed ethanol plant;

(iv) Approving the debt financing terms and agreements for our proposed ethanol plant;

(v) Approving expenditures outside of the ordinary course of business in excess of $100,000 which is not part of the annual budget (provided that necessary expenditures to meet operational emergencies may be incurred);

(vi) After this offering, admitting new or substitute members, accepting capital contributions or issuing membership units or options or warrants to purchase membership units;

(vii) Initially hiring any marketer or entering into an initial marketing services agreement regarding the sale of products produced or sold by us;

(viii) Determining our gross asset values or making any tax elections; or

(ix) Further amending our Articles of Organization or our Operating and Member Control Agreement.

      The following action will require an unanimous vote of the full Board:

(i) Amending or replacing the Grain Procurement Agreement with the Farmers Cooperative Elevator Company; or

(ii) Employing or terminating the services of legal counsel.

      Special Member Voting Requirements. During such time that GLE is a member of us and holds at least 20% of our outstanding membership units, the following actions will require member approval of a minimum  2/3 vote of our membership units:

(i) Issuing membership units at less than $1,000 per unit;

(ii) Approving the sale, lease, exchange or other disposition of all or substantially all of our assets, or any merger or consolidation;

(iii) Changing our business purpose; or

(iv) Voluntarily dissolving us.

Updates to Our Sources and Uses of Cash

      Debt Financing. We originally estimated that we would require approximately $55 million of total cash to pay for all of our construction and start-up costs. However, based on our new proposed corn procurement arrangements, the Farmers Cooperative Elevator Company no longer will construct a new facility on the land its owns next to our site. Accordingly, we estimate that our plant construction expenses will increase by approximately $2,850,000 because we will be paying for and constructing the grain handling system on our site. We also anticipate that, due to recent increases in prevailing interest rates, our financing costs and capitalized interest will increase. As a result, we now need approximately $58 million of total cash. We plan to use debt financing to cover the additional expenses. Accordingly, we now require between approximately $28 and approximately $40 million (depending upon how much equity we raise from this offering) in debt financing to pay the balance of our construction and start-up costs. We recently obtained a financing proposal from a commercial bank for our debt financing, but it is not for enough funds if we raise only the minimum amount in this offering. We will not close on this offering until we obtain a written commitment from one or more lenders for an amount of debt financing which, when added to our net offering proceeds (including any qualifying bridge loan proceeds), will yield at least $57,850,000.

      Revised Sources and Uses of Cash. The following tables describe our revised proposed sources of cash and use of proceeds based on a maximum offering amount of $30,000,000 and a minimum offering amount of $18,000,000 and assuming no qualifying bridge loan proceeds. These figures are estimates only, and the actual sources and uses of funds may vary significantly from the descriptions given below.

	Maximum Offering		Minimum Offering

Estimated Offering and Debt Proceeds:
Gross Offering Proceeds	$30,000,000	51.8%	$18,000,000	31.1%
Less Estimated Offering Expenses	(75,000)	(0.1)	(75,000)	(0.1)

Net Offering Proceeds	29,925,000	51.7	17,925,000	31.0
Estimated Gross Debt Proceeds	27,925,000	48.3	39,925,000	69.0

Total Estimated Offering and Debt Proceeds	$57,850,000	100.0%	$57,850,000	100.0%

      Revised Estimated Use of Offering and Debt Proceeds After Minimum Offering(1):

Plant Construction	$43,050,000	74.4%
Grain Receiving Elevator	2,850,000	4.9
Land and Site Development(1)	2,500,000	4.3
Administration Buildings and Furnishings	200,000	0.3
Railroad	750,000	1.3
Construction Insurance Costs	500,000	0.9
Construction Contingency	900,000	1.6
Capitalized Interest(2)	900,000	1.6
Financing Costs(2)	1,000,000	1.7
Organizational Costs(3)	650,000	1.1
Start-up Costs(4)	4,550,000	7.9

Total Estimated Use of Proceeds	$57,850,000	100.0%

(1)	In July 2004, we borrowed $500,000 from Granite Falls Bank to enable us to purchase the land for our plant site (which we did in August 2004 for $337,000) and begin site preparation. We have agreed to repay this short-term loan, with interest at 5.9% per annum, by December 2004. We intend to use net proceeds from our offering or our debt financing to repay this short-term loan.

(2)	Assumes receipt of no qualifying bridge loan proceeds. In the event that we raise the maximum amount in this offering, we expect that our capitalized interest and financing costs above will be less. We cannot estimate the reduction in these expenses at this time.

(3)	Between February and June 2004, we borrowed an aggregate of $350,000 from Granite Falls Bank which we have used to fund legal, accounting and other costs associated with our organization and operation as an entity. We have agreed to repay these short-term loans, with interest at 5.75% per annum, by December 2004. We intend to use net proceeds from our offering or our debt financing to repay these short-term loans.

(4)	Includes $600,000 of pre-production period expenses, $1,500,000 of initial inventories of corn and other ingredients and chemicals, our initial $500,000 of work-in-process, $950,000 of ethanol and dry distillers grain inventories, $500,000 of spare parts for our process equipment and $500,000 of working capital.

      Debt Financing Commitment. In August 2004, we obtained a letter of commitment from First National Bank of Omaha for up to $34,000,000 of debt financing for the construction of our plant (not to exceed 58% of total project cost) and a subsequent term loan and for a $3,500,000 line of credit for operations. This commitment is not for enough funds for us to close on this offering if we sell only the minimum $18 million of Membership Units, and it requires us to have minimum cash equity of

$24,000,000. We are continuing to seek a debt financing commitment for a greater amount. In the alternative, we will need to sell more than $18 million of our Membership Units before we can satisfy the basic requirements of the loan proposal and terminate the escrow of investor funds.

      Under the terms of the First National Bank of Omaha proposal:

•	During construction, we would make quarterly interest only payments on the principal balance at an interest rate equal to the one-month LIBOR (the London Interbank Offered Rate) plus 3.50%.

•	When the ethanol plant is complete and operating, the proposed construction loan would convert into two loans. The first would be a five-year term loan with quarterly interest and principal payments on a ten-year amortization. The second would be a $5,000,000 revolving loan. The interest rate on these loans would equal the one- or three-month LIBOR plus 3.50%. However, this interest rate could adjust downward depending on the ratio of our debt to tangible net worth as reported in our monthly financial statements. If this ratio were less than 1.25-to-1.00, the interest rate would be at the applicable LIBOR plus 3.25%. If this ratio were less than 1.00-to-1.00, the interest rate would be at the applicable LIBOR plus 3.00%. If this ratio were less than 0.75-to-1.00, the interest rate would at the applicable LIBOR plus 2.75%. There would be an unused commitment fee of 0.375% on the average unused portion of the revolving loan, payable quarterly.

•	We would be required to enter into an interest rate swap covering not less than 50% of our term loan’s outstanding balance. This would help protect our exposure to increases in interest rates by effectively fixing the interest rate, for some period of time, on this portion of the term loan. We cannot currently estimate what this effective fixed rate would be or whether it would run over the balance of the loan term, or whether particular changes in prevailing market interest rates could still adversely affect us.

•	The operating line of credit would be subject to annual renewal and require payment of interest only on the outstanding balance. The interest rate would equal the one-month LIBOR plus 3.50%. This interest rate could adjust downward in the same manner described above. There would be an unused commitment fee of 0.375% on the average unused portion of the operating line of credit, payable quarterly.

•	We would be required to apply 15% of our excess cash flow, as defined by the bank, to reduce our loan balance.

•	The bank would have a security interest in substantially all of our assets.

•	The loan agreements would contain restrictions and financial covenants to which we would be subject. If our project suffers delays, we may not be able to timely repay the loans. If interest rates increase, we will have higher interest payments, which could adversely affect our business.

UPDATE REGARDING PERMITS AND OTHER ACTIVITIES

      We have obtained a majority of the required air, water and other permits for our proposed plant. Over the past several months, we have received the following important permits and other rights:

•	In April 2004, we received an Air Emission Permit from the Minnesota Pollution Control Agency (the “MPCA”);

•	In May 2004, we received a Water Quality Discharge Permit (NPDES/ SDS) from the MPCA;

•	In June 2004, we received a Conditional Water Use Permit for the Minnesota River from Chippewa County;

•	In July 2004, we received an Above Ground Storage Tank Permit (effective September 1, 2004) from the MPCA; and

•	In August 2004, we received a Construction Storm Water Permit from the MPCA.

      In addition, we are also working to finalize our final water appropriation and intake permit with the Army Corp. of Engineers. In August 2004, we executed our agreement with our electrical service provider. We also obtained from the Minnesota Department of Transportation a utilities permit for a road right of way access and modification. We continue to negotiate through a retained consultant our rail contract with both the TC&W railroad and the Burlington Northern Santa Fe railroad. We are also working towards finalizing our agreement with natural gas providers.

      We continue to work on the preliminary design and development of our proposed plant and obtaining our final permitting requirements and other contracts. We also are meeting with potential marketers for our ethanol and distillers dried grains. We will seek to have marketing arrangements completed well before we complete construction of our plant.

Plan of Operation to After Completion of the Offering and Receipt of Debt Financing

     We expect to complete construction of the proposed plant and commence operations approximately 14 to 16 months after construction commences. Our work will include completion of the final design and development of the plant. We also plan to negotiate and execute finalized contracts concerning the construction of the plant, provision of necessary electricity, natural gas and other power sources and marketing agreements for ethanol and distillers grain sales. Assuming the successful completion of our Offering and our obtaining necessary debt financing, we expect to have sufficient cash on hand to cover construction and related start-up costs necessary to make the plant operational. As noted above under “Updates to our Sources and Uses of Cash,” we estimate that we will need approximately $45,900,000 to construct the plant and our grain receiving elevator, and a total of approximately $57,850,000 to cover all capital expenditures necessary to complete the project, make the plant operational and produce revenue.

     If we close on our Offering and finalize the necessary debt financing, we expect to have sufficient cash to cover our costs over this time period through the completion of the plant construction, including staffing, general and administrative expenses and legal, accounting and related expenses.

     In the event that we raise the maximum amount in our Offering, we expect that our capitalized interest and financing costs above will be less. We cannot estimate the reduction in these expenses at this time.

Administration and Employees

     We currently have only one person who serves full-time as our project coordinator to assist with these preliminary matters in addition to a part-time administrative assistant. We also have engaged our Vice President of Operations on a part-time, unpaid basis. We do not expect our Vice President of Operations to work for us once we close on the Offering. We do not plan to begin hiring additional employees related to the ethanol plant operations until approximately six months before completion of the plant construction and commencement of production. GLE will be responsible for hiring and supervising our plant employees under the terms of the Operating and Management Agreement. As part of the agreement, GLE will supply its own personnel to act as part-time contract officers and managers of our plant for the positions of Chief Executive Officer or General Manager, Commodities Manager, Environmental, Health and Safety Manager and Chief Financial Officer.

     Prior to completion of the plant construction and commencement of operations, we intend to hire approximately 35 employees including GLE part-time contract officers and managers mentioned above. Approximately ten of our employees and contract officers and managers will be involved primarily in management and administration and the remainder will be involved primarily in plant operations.

     The following table represents the anticipated positions within the plant and the number of individuals we intend to employ for each position:

	Provided by	GFCEP
	GLE	Employees
CEO / General Manager	1
CFO	1
Commodities Manager	1
Environmental, Health and Safety Manager	1
Plant Manager		1
Operations Manager		1
Plant Controller		1
Maintenance Manager		1
Maintenance Assistants		3
Utility Operators		4
Production Supervisors		4
Plant Operators		8
Lab Assistants		2
Grains Supervisor		1
Grains Operators		4
Accounting Assistant		1
Administrative Assistant / HR Coordinator		1

Total	4	32

     The position titles, job responsibilities and numbers allocated to each position may differ when we begin to employ individuals for each position.

Liquidity and Capital Resources

     Quarterly Financial Results. As of June 30, 2004, we had cash and cash equivalents of $14,446 and total assets of $115,720. As of June 30, 2004, we had current liabilities of $622,221, which consists primarily of accounts payable and a Note to the City of Granite Falls in the amount of $47,800 due January 1, 2004, which has not been paid, and which we have been working with the City to extend, and three notes payable to Granite Falls Bank aggregating $350,000, $200,000 of which is due December 31, 2004 and $150,000 of which is due October 31, 2004. We plan to repay the notes to Granite Falls Bank out of the proceeds of our Offering or the debt financing we obtain in connection with the plant construction.

     Total members equity (deficit) as of June 30, 2004 was $(506,501). Since inception, we have generated no revenue from operations, and cash flows provided by financing activities through June 30, 2004 consists primarily of member contributions, loans from the City of Granite Falls, and our bank lines of credit from Granite Falls Bank.

     As of June 30, 2004, our current liabilities exceed our current assets and our total liabilities exceed our total assets. We have continued to incur losses since that time.

     Subsequent Financings. In July 2004, we borrowed an additional $500,000 with interest at 5.9% from the Granite Falls Bank pursuant to a secured promissory note due on December 31, 2004. In August 2004, we used approximately $337,000 of these proceeds to purchase land for the site of our plant in August 2004. As of August 16, 2004, we have approximately $160,000 remaining available for use for operations.

     In August 2004, we entered into bridge loan arrangements with GLE and Fagen for between $9 and $11 million of proceeds qualifying to count toward the $18,000,000 minimum for the Offering. GLE’s loan is subject to various conditions and we have not drawn down on the loans from either GLE and Fagen. Assuming we do so, we intend to use the proceeds from such loans for work on our plant construction and for general working capital purposes.

     Construction of the Plant. Constructing the plant is totally dependent upon our ability to successfully complete the Offering which includes raising the minimum $18 million of equity funds in our Offering by August 31, 2004 and securing an appropriate commitment from one or more lenders for our debt financing needs by September 30, 2004.

     In August 2004, we obtained a letter of commitment from First National Bank of Omaha for a total facility of approximately $37,000,000. This commitment is not for enough funds for us to close on our Offering if we sell only the minimum $18 million of Membership Units, and it requires us to have minimum cash equity of $24 million. Accordingly, if we do not obtain a different debt financing commitment, we will need to sell additional Membership Units even if we successfully reach our minimum Offering threshold of $18 million by August 31, 2004. We will return investors’ funds promptly with interest if we do not satisfy these conditions.

     If we need additional cash after completing the Offering and obtaining our planned debt, we may borrow additional funds or sell additional units. We cannot assure success in obtaining additional financing if needed on acceptable terms, or at all.

     We do not have any off-balance sheet arrangements.

Item 3. Controls and Procedures.

     As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chairman and Chief Manager and our Treasurer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”). Based on this evaluation, these officers concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in our internal control over financial reporting during our most recently competed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits.

Exhibit	Description	Method of Filing
3.1	Articles of Organization	1
3.2	Form of Fifth Amended and Restated Operating and Member Control Agreement	2
4.1	Form of membership unit certificate	1
4.2	Form of Escrow Agreement	3
10.2	Form of Grain Procurement Agreement with Farmers Cooperative Elevator Company	2
10.4	Form of Operating and Management Agreement with Glacial Lakes Energy, LLC	2
10.5	Form of Consulting Agreement with Glacial Lakes Energy, LLC	2
10.6	Revised Form of letter to prior investors	4
10.7	Debt Financing Commitment from First National Bank of Omaha	5
10.8	Fagen, Inc. Qualifying Bridge Loan Documents	5
10.9	Glacial Lakes Energy, LLC Qualifying Bridge Loan Documents	5
14.1	Code of Ethics	6
31	Certificates pursuant to 17 CFR 240 15d-14(a)	*
32	Certificates pursuant to 18 U.S.C. Section 1350	*

(1)	Incorporated by reference to the exhibit of the same number on our Registration Statement on Form SB-2, No. 333-99065, originally filed on August 30, 2002.

(2)	Incorporated by reference to the exhibit of the same number in Post-Effective Amendment No. 1 filed on July 21, 2004 to our Registration Statement on Form SB-2, No. 333-112567, originally filed on February 6, 2004.

(3)	Incorporated by reference to the exhibit of the same number in Pre-Effective Amendment No. 1 filed on February 12, 2004 to our Registration Statement on Form SB-2, No. 333-112567, originally filed on February 6, 2004.

(4)	Incorporated by reference to the exhibit of the same number in Post-Effective Amendment No. 2 filed on July 29, 2004 to our Registration Statement on Form SB-2, No. 333-112567, originally filed on February 6, 2004.

(5)	Incorporated by reference to the exhibit on the same number in Post-Effective Amendment No. 3 filed on August 23, 2004 to our Registration Statement on Form SB-2, No. 333-112567, originally filed on February 6, 2004.

(6)	Incorporated by reference to the exhibit of the same number in our 10-KSB for the period ended December 31, 2003.

(*) Filed herewith.

     (b) Reports on Form 8-K. We filed a report on Form 8-K on July 6, 2004 relating to agreements in principal reached with Glacial Lakes Energy, LLC and Fagen, Inc. to invest in our Offering.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRANITE FALLS COMMUNITY ETHANOL PLANT, LLC

Date August 23, 2004	/s/ Paul Enstad

Paul Enstad Chief Manager and Chairman of the Board (Principal Executive Officer)

Date: August 23, 2004	/s/ Julie Oftedahl-Volstad

Julie Oftedahl-Volstad Treasurer (Principal Financial and Accounting Officer)