Form 10QSB
period 2004-09-30
GRANITE FALLS COMMUNITY ETHANOL PLANT LLC
filed 2004-11-15
CIK 1181749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2004

OR

☐	Transition report under Section 13 or 15(d) of the Exchange Act.

For the transition period from            to            .

Commission file number 333-99065

GRANITE FALLS COMMUNITY ETHANOL PLANT, LLC

(Exact name of small business issuer as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-1997390 (I.R.S. Employer Identification No.)

15045 Highway 23 S.E.
Granite Falls, Minnesota 56241
(Address of principal executive offices)

(320) 564-3100
(Issuer’s telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

State the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date: As of November 9, 2004, there were 31,197 units of ownership outstanding.

Transitional Small Business Disclosure Format (Check one): ☐ Yes ☑ No

CONTENTS

		Page
		No.
PART I.	FINANCIAL INFORMATION	3
Item 1.	Financial Statements	3
Item 2.	Plan of Operations	14
Item 3.	Controls and Procedures	20
PART II.	OTHER INFORMATION	21
Item 2.	Changes in Securities	21
Item 6.	Exhibits and Reports on Form 8-K	22
SIGNATURES		24
EXHIBITS
Grain Procurement Agreement
Operating and Management Agreement
Consulting Agreement
Rail Construction Agreement
Certificates Pursuant to 17 CFR 240 15d-14(a)
Certificates Pursuant to 18 U.S.C. Section 1350

PART I.	FINANCIAL INFORMATION

Item 1. Financial Statements

C O N T E N T S

Page
Financial Statements
Balance Sheets	4
Statements of Operations	5
Statements of Cash Flows	7
Notes to Financial Statements	9

GRANITE FALLS COMMUNITY ETHANOL PLANT, LLC
DBA GRANITE FALLS ENERGY, LLC
(A Development Stage Company)

Condensed Balance Sheet

September 30,
ASSETS	2004
(Unaudited)
Current Assets
Cash and equivalents	$25,631,210
Interest receivable	7,025
Prepaid expenses	46,453

Total current assets	25,684,688

Property and Equipment

Office equipment	6,317
Construction in process	556,072
Land	344,338

906,727
Less accumulated depreciation	(2,314)

Net property and equipment	904,413

Total Assets	$26,589,101

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities
Accounts payable	$250,601
Accrued interest	12,148
Construction payable	246,223
Notes payable-City of Granite Falls	47,800

Total current liabilities	556,772

Commitments and Contingencies

Members’ Equity
Member contributions, net of costs related to capital contributions, 27,840 units outstanding at September 30, 2004	27,186,375
Deficit accumulated during development stage	(1,154,046)

Total members’ equity (deficit)	26,032,329

Total Liabilities and Members’ Equity	$26,589,101

Notes to Financial Statements are an integral part of this Statement.

GRANITE FALLS COMMUNITY ETHANOL PLANT, LLC
DBA GRANITE FALLS ENERGY, LLC
(A Development Stage Company)

Condensed Statements of Operations

			From Inception
	Quarter Ended	Quarter Ended	(December 29, 2000)
	September 30,	September 30,	to September 30,
	2004	2003	2004
	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$—	$—	$—

Operating Expenses
Project coordinator	10,133	12,513	184,455
Surveying, site and permitting expense	275	10,020	157,729
Professional and consulting fees	44,857	40,063	360,633
General and administrative	(18,742)	35,835	127,778

Total operating expenses	36,523	98,431	830,595

Operating Loss	(36,523)	(98,431)	(830,595)

Other Income (Expense)
Interest income	25,835	32	29,804
Miscellaneous income	—	—	2,000
Interest expense	(8,216)	(1,155)	(30,501)
Offering costs	—	—	(324,754)

Total other income (expense), net	17,619	(1,123)	(323,451)

Net Loss	$(18,904)	$(99,554)	$(1,154,046)

Net Loss Per Unit (1,704, 1,417 and 926 weighted average units outstanding, respectively)	$(11.09)	$(70.26)	$(1,246.27)

Notes to Financial Statements are an integral part of this Statement.

GRANITE FALLS COMMUNITY ETHANOL PLANT, LLC
DBA GRANITE FALLS ENERGY, LLC
(A Development Stage Company)

Condensed Statements of Operations

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2004	2003
	(Unaudited)	(Unaudited)
Revenues	$—	$—

Operating Expenses
Project coordinator	35,096	42,473
Surveying, site and permitting expense	37,219	22,855
Professional and consulting fees	151,721	148,845
General and administrative	10,601	112,912

Total operating expenses	234,637	327,085

Operating Loss	(234,637)	(327,085)

Other Income (Expense)
Interest income	25,836	748
Miscellaneous income	1,000	—
Interest expense	(17,880)	(3,054)
Total other income (expense) net	8,956	(2,306)

Net Loss	$(225,681)	$(329,391)

Net Loss Per Unit (1,513, and 1,417 weighted average units outstanding, respectively)	$(149.16)	$(232.46)

Notes to Financial Statements are an integral part of this Statement.

GRANITE FALLS COMMUNITY ETHANOL PLANT, LLC
DBA GRANITE FALLS ENERGY, LLC
(A Development Stage Company)

Condensed Statements of Cash Flows

			From Inception
	Nine Months	Nine Months	(December 29,
	Ended	Ended	2000)
	September 30,	September 30,	to September 30,
	2004	2003	2004
	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(225,681)	$(329,391)	$(1,154,046)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	945	947	2,314
Offering costs	—	—	324,754
Changes in assets and liabilities
Prepaid expenses	(44,453)	(5,030)	(46,453)
Accrued receivable	(7,025)	—	(7,025)
Accounts payable	56,430	29,282	143,367
Accrued interest	630	3,053	13,251

Net cash used in operating activities	(219,154)	(301,139)	(723,838)
Cash Flows from Investing Activities
Capital expenditures	—	—	(6,317)
Land	(344,338)	—	(344,338)
Construction in process	(309,849)	—	(309,849)

Net cash used in investing activities	(654,187)	—	(660,504)
Cash Flows from Financing Activities
Checks drawn in excess of cash	(11,417)	—	—
Net payments on short term notes payable	(149,000)	99,000	72,800
Member contributions	26,712,400	—	27,350,900
Payments for costs of raising capital	—	—	(35,962)
Payments for offering costs	(47,432)	(47,247)	(372,186)

Net cash provided by financing activities	26,504,551	51,753	27,015,552

Net Increase (Decrease) in Cash	25,631,210	(249,386)	25,631,210
Cash – Beginning of Period	—	251,987	—

Cash – End of Period	$25,631,210	$2,601	$25,631,210

- Continued -

Notes to Financial Statements are an integral part of this Statement.

GRANITE FALLS COMMUNITY ETHANOL PLANT, LLC
DBA GRANITE FALLS ENERGY, LLC
(A Development Stage Company)

Condensed Statements of Cash Flows

	Nine Months	Nine Months	From Inception (December 29,
	Ended	Ended	2000)
	September 30,	September 30,	to September 30,
	2004	2003	2004
	(Unaudited)	(Unaudited)	(Unaudited)
Supplemental Cash Flow Information

Cash paid during the period for:
Interest	$9,695	$—	$18,354

Supplemental Disclosure of Noncash Investing and Financing Activities
Cost of raising capital in accounts payable	$107,234	$—	$107,234

Conversion of note payable and accrued interest into member units	$—	$—	$26,103

Construction costs in accounts payable	$246,223	$—	$246,223

Notes to Financial Statements are an integral part of this Statement.

GRANITE FALLS COMMUNITY ETHANOL PLANT, LLC
(A Development Stage Company)

Notes to Unaudited Financial Statements

September 30, 2004

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

Nature of Business

The Company, which started construction on its plant location near Granite Falls, Minnesota, was originally organized to fund and construct a 40 million gallon ethanol plant with distribution to upper Midwest states. Subsequent to September 30, 2004, the board of governors of the Company voted to build a plant capable of producing up to 50 million gallons of ethanol a year. The Company’s operations permit presently allows for the production of up to 47 million gallons of ethanol a year and will have to be amended in the event the Company’s desires to produce up to its capacity. In addition, the Company intends to produce and sell distillers dried grains as a co-product of ethanol production. Construction began in the third quarter of 2004. As of September 30, 2004, the Company is in the development stage with its efforts being principally devoted to organizational, equity raising, permitting, and construction activities.

Accounting Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with accounting principles generally accepted in the United States of America. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from those estimates.

Cash and Equivalents

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company maintains its accounts primarily at one financial institution. At times throughout the year, the Company’s cash and cash equivalents balances may exceed amounts insured by the Federal Deposit Insurance Corporation. The Company’s financial instruments consist primarily of cash and cash equivalents, whose fair value equals their carrying amount.

Deferred Offering Costs

The Company defers the costs incurred to raise equity financing until that financing occurs. As of September 30, 2004 the minimum equity has been raised and these costs have been netted against the proceeds received.

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

Income Taxes

Granite Falls Community Ethanol Plant, LLC is treated as a partnership for federal and state income tax purposes and generally does not incur income taxes. Instead, its earnings or losses are included in the income tax returns of its members. Therefore, no provision or liability for federal or state income taxes has been included in these financial statements.

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

Income or losses are allocated to all members based upon their respective percentage units held. See Note 4 for further discussion of members’ equity.

3. NOTES PAYABLE

At September 30, 2004, the Company has $47,800 of notes payable with the City of Granite Falls, Minnesota originally due on January 1, 2004, including interest at 7%. All notes are secured by terms and conditions of the Development Agreement dated February 2, 2001, and subsequently amended, between the City and the Company. The repayment of up to the entire amount may be forgiven subject to the covenants set forth in the Development Agreement. The Company is currently negotiating extensions of the notes with the City.

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

As of June 30, 2004, the Company had a line of credit with Granite Falls Bank that was to expire on December 1, 2004 at a maximum of $200,000 with an interest rate of 5.75% and secured by a separate security agreement and guaranteed by two members of the Company. The outstanding balance was repaid on September 24, 2004 and the line of credit was cancelled.

In February 2004, the Company obtained an additional $100,000 note payable from Granite Falls Bank with interest at 5.75%, secured by a separate security agreement and guaranteed by a member of the Company and was due in October 2004. The balance was repaid on September 24, 2004.

In April 2004, the Company obtained an additional $50,000 note payable from Granite Falls Bank with interest at 5.75%, secured by a separate security agreement and guaranteed by a member of the Company and was due in October 2004. The balance was repaid on September 24, 2004.

In July 2004, the Company obtained a loan to borrow up to $500,000 with interest at 5.9% from Granite Falls Bank to purchase land and for operations. This note was due in December 2004, was secured by a separate security agreement and was guaranteed by a member of the Company. The land was purchased in August 2004. The outstanding balance of $350,000 was repaid on September 24, 2004.

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

The Board voted to prepare a new offering and filed a Registration Statement with the Securities and Exchange Commission. This Registration Statement offered up to a minimum of $18,000,000 and a maximum of $30,000,000 of units for sale at $1,000 per unit. The minimum purchase was five units. The Registration Statement was declared effective in February 2004. The Company filed post-effective amendments to its Registration Statement in July and August 2004.

As of August 31, 2004, the Company’s escrow agent had received subscriptions proceeds of over $19 million from the sale of units in the offering. These proceeds included $6,500,000 and $2,500,000 received from Glacial Lakes Energy, LLC (“GLE”) and Fagen, Inc. (“Fagen”), respectively, the Company’s two significant investors. GLE and Fagen had originally provided “qualifying bridge loans” which the Company was able to count towards the $18,000,000 minimum and which were subsequently converted into 6,500 and 2,500 of Units, respectively.

The Company has raised the minimum of $18,000,000 through the Offering and has entered into a non-binding debt financing commitment with First National Bank of Omaha for a total credit facility of approximately $37 million. The Company closed the Offering effective October 15, 2004 after receiving proceeds of $29,655,000. On September 24, 2004, the Company released funds from escrow having obtained subscription proceeds in excess of $25,000,000 which when combined with the $34,000,000 commitment would yield sufficient funds to construct the then estimated cost of the proposed plant.

5. COMMITMENTS AND CONTINGENCIES

In fiscal 2001, the Company made a nominal payment to obtain an option to purchase approximately 31 acres of land for a price of $168,000. In August 2004, the Company exercised this option.

In March 2003, the Company made a nominal payment to obtain an option agreement to purchase approximately 25 acres of land, adjacent to the above 31 acres, for approximately $168,000. In August 2004 the Company exercised this option.

In February 2003, the Company entered into an agreement with an unrelated party to act as the Company’s project consultant. The agreement pays $1,250 per week, with a one-time bonus of $40,000 ($20,000 minimum in membership units). This bonus is payable after the Company has raised the minimum amount of equity required to close on its public offering and has secured a loan commitment by a prospective lender sufficient to finance the Company’s project. As of September 30, 2004, $39,078 of these costs are included in accounts payable. The unrelated party has the option of receiving the balance of related services payable in a cash payment or in exchange for membership units, provided the offering is successful.

In October 2003, subsequently renegotiated in May 2004, the Company entered into a corn storage and grain handling agreement with a member. The parties agree that their obligations shall be subject to and conditioned upon final approval by the lenders and final financial close of the public offering. In addition, the member does agree that it shall execute a subscription agreement in connection with the above referenced public offering and that the minimum subscribed amount and contribution with respect to the project represented thereby shall be no less than $500,000.

In August 2004, the Company entered into an agreement with an electrical service provider to provide electrical service to the ethanol plant. Under the agreement, in addition to paying the stated electric rates, the Company is required to install, or have installed, transmission lines and a substation. The cost of the transmission lines and substation are included in the Company’s anticipated total project costs of the ethanol plant as discussed above.

In August 2004, the Company entered into a contract with a design-builder, which was amended in October 2004, to design and build the ethanol plant for $48,020,000. If the contract is terminated by the Company without cause or the design-builder for cause, the Company will be required to pay the design-builder a fee of $1,000,000 as compensation for the limited right to use the work product. Substantial completion of the entire work shall be achieved no later than 425 calendar days after the Date of Commencement. If the plant is substantially complete within the 425 days, the Company will pay the design-builder an early performance bonus of $8,000 per day for each day that substantial completion is achieved prior to the 425 days after the date of commencement.

In August 2004, the Company entered into an exclusive two year renewable Ethanol Marketing Agreement with Aventine Renewable Energy, Inc. whereby they will purchase from the Company for re-marketing all of the Company’s ethanol production. The agreement begins with the Company’s first shipment of ethanol.

In August 2004, the Company entered into a consulting agreement and an operating and management agreement with a member. Under the consulting agreement, the member will provide assistance in planning and will direct and monitor the construction of the Company’s ethanol plant. The Company will pay the member $10,000 plus pre-approved expenses per month. The agreement will terminate upon the effective date of the operating and management agreement under which the same member will operate and manage the Company’s plant. The Company will be the member $35,000 per month plus 3% of the plant’s operating profits under the agreement.

In September 2004, the Company entered into an agreement with a consultant to provide consulting services for supplies of natural gas and electricity for the plant. The fees during the construction period shall be $15,000 plus pre-approved travel expenses and upon plant completion the fees shall be $2,400 per month plus pre-approved travel expenses. This agreement shall commence on October 1, 2004 and continue until six months after the plants completion date. The agreement shall be month-to-month after the initial term and may be terminated by either party effective after the initial term upon sixty days prior written notice.

6. SUBSEQUENT EVENTS

On October 31, 2004, the Company executed a rail construction agreement with MGA Railroad Construction, Inc., for the construction of railroad tracks and switches at its plant site. The Company will pay MGA a total of approximately $1,114,000 for its construction activities. Payment is to be made on a monthly basis for work completed subject to a 10% retainage to be paid upon final completion.

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

Overview

     Granite Falls Community Ethanol Plant, LLC, a Minnesota limited liability company, now known as Granite Falls Energy, LLC for business purposes through our assumed name filing July 29, 2004, was organized on December 29, 2000 to construct and operate an ethanol plant. We plan to formally change our name to Granite Falls Energy, LLC, at our next annual meeting of members in 2005. Our principal business office recently moved to a temporary facility located on our site with an address of 15045 Highway 23 S.E., Granite Falls, Minnesota 56241. As of October 13, 2004, we are managed by a seven member board of governors.

     We were organized to construct and operate an ethanol plant near Granite Falls, Minnesota, that would originally have an annual capacity to process approximately 15 million bushels of corn into approximately 40 million gallons of ethanol per year (mgy) and approximately 130,000 tons annually of livestock and poultry feed known as distillers grains, which may be sold as distillers dried grains with solubles, and under certain conditions distillers modified wet grains and distillers wet grains. These are the principal co-products of the ethanol production process.

     After further review and consideration, in October 2004, our board of governors determined that increasing our production capacity to 50 million gallons of ethanol per year and approximately 145,000 tons of distiller’s grains will likely result in more efficient operations for our ethanol plant. Our operations permit presently allows for the production of up to 47 million gallons of ethanol a year and will have to be amended in the event we desire to produce up to our plant’s capacity. This change is not expected to delay our anticipated date of operation.

     Based on the increased capacity of our ethanol plant, new estimates for our utilities, and an expected early completion bonus to our design-builder, and other items, we now expect that the project will cost approximately $61,296,000 instead of the $57,850,000 previously planned. We are still in the development phase, and until the proposed ethanol plant is operational, will generate no revenue. We anticipate that accumulated losses will continue to increase until the ethanol plant is operating. Based on an estimates provided by our design-builder, and assuming no adverse weather conditions given the plant is located in Minnesota, we expect that it will take approximately 12 to 14 months from the date construction is commenced by our design-builder to construct the ethanol plant and commence start-up operations. Our anticipated date of substantial completion is currently late fall 2005. By April 2005, we anticipate we will be in a better position to estimate our start-up commencement date.

     The plant will be located near Granite Falls, Minnesota on a 56 acre site for which we had options to purchase and which we did purchase in August 2004.

Closing of Our Initial Public Offering and Update on our Debt Financing.

     We raised equity in a public offering registered with the Securities and Exchange Commission on Form SB-2 (SEC Registration No. 333-112567) which was declared effective on February 17, 2004, as amended by our post-effective registration statements filed in July and August 2004 (collectively, the “Registration Statement”). Our initial public offering (the “Offering “) was for the sale of our membership units (“Unit(s)”) at $1,000 per Unit of an aggregate minimum of $18,000,000 (18,000 Units) and an aggregate maximum of $30,000,000 (30,000 Units). Our Offering required that we raise the $18,000,000 minimum in proceeds by August 31, 2004 and secure significant debt financing by September 30, 2004, both of which we timely accomplished.

     As of August 31, 2004, our escrow agent had received subscriptions proceeds of over $19 million from the sale of Units in our Offering. These proceeds included $6,500,000 and $2,500,000 received from Glacial Lakes Energy, LLC (“GLE”) and Fagen, Inc. (“Fagen”), respectively, our two significant investors. GLE and Fagen had originally provided “qualifying bridge loans” which we were able to count towards our $18,000,000 minimum and which were subsequently converted into 6,500 and 2,500 of our Units, respectively. GLE is providing consulting services to us in connection with the construction of our plant and eventually will manage and operate our plant. Fagen is the design-builder of our ethanol plant.

     We anticipate closing on our debt financing commitment from First National Bank of Omaha on or about November 30, 2004 for a term loan of up to $34,000,000 (not to exceed 58% of the project cost) for the construction of our plant and a $3,500,000 revolving line of credit for hedging purposes and operations. We received this commitment in August 2004. A commitment for debt financing is not a binding loan agreement. A written commitment only obligates the lender to lend us the debt financing if we satisfy all of the conditions of the commitment. If we do not satisfy all of the conditions, we may not successfully construct and commence operations of our proposed plant and may terminate operations.

     On September 24, 2004, we released funds from escrow having obtained subscription proceeds in excess of $25,000,000 which when combined with our debt commitment would yield at least $57,850,000, our then estimated cost of constructing the proposed ethanol plant.

     On October 15, 2004, we closed our Offering having sold 29,655 Units and raising equity proceeds of $29,655,000, which when combined with our debt commitment would yield over $61,296,000, our revised and current estimated cost of constructing the proposed ethanol plant.

Satisfaction of all of GLE’s and Fagen’s Conditions to Investment

     We satisfied all of the conditions to GLE’s and Fagen’s investment by entering into a consulting agreement with GLE, an operating and management agreement with GLE, a new grain procurement agreement with the Farmers Cooperative Elevator Company, and by obtaining from our members amendments to our operating and member control agreement, all on substantially the same terms and conditions as detailed in our prospectus supplement dated August 25, 2004.

Design-Build Contract; Submission of Change Order

     On August 31, 2004, we entered into our design-build contract with Fagen, one of our significant investors, for the construction of our ethanol plant. The terms of this agreement materially comply with the terms and conditions described in our prospectus dated February 17, 2004 and our prospectus supplement dated August 25, 2004. However, our agreement with Fagen is subject to our debt financing lender’s approval which we anticipate receiving.

     In connection with our determination to increase the capacity of our proposed plant, we submitted to Fagen a change order changing the scope of the original project to also include the equipment and services necessary to expand the capacity of the plant to produce up to 50 million gallons of ethanol annually. The expansion would include adding one fermenter and one centrifuge for a total of four fermenters and five centrifuges, as well as other additional equipment. On October 28, 2004, the Company and Fagen accepted the change order. Our operations permit presently allows for the production of up to 47 million gallons of ethanol a year and will have to be amended in the event we desire to produce up to our plant’s capacity.

     We will pay Fagen (on progress basis) approximately $48,020,000, which is subject to further adjustments made in accordance with the terms of the design-build contract.

     If this contract is terminated by us without cause or by Fagen for cause, we will be required to pay Fagen a fee of $1,000,000 as compensation for the limited right to use the work product created by Fagen. If the plant is substantially complete within the 425 days from the date Fagen begins construction, we will pay Fagen an early performance bonus of $8,000 per day for each day that substantial completion is achieved prior to the 425 days after the date of commencement.

Plan of Operations for the Next 12 Months

     We expect to spend the next 12 months in design development and construction of the ethanol plant and obtaining our final permitting requirements and other contracts.

Design and Construction Activity

     In August 2004, we began site grading and dirt work at the plant site as part of our site preparation obligations under the design-build contract. These obligations include obtaining surveys, soil reports, and land disturbance and erosion control permits which we have accomplished, as well as, preparing the land such as site grading, preparing and stabilizing the soil in required areas, creating a replacement fill and storm water drainage and detention, as well as other similar items. We anticipate completing the site preparation work by the middle of November 2004.

     Actual construction of the proposed plant by Fagen began on October 26, 2004. We will be seeking from Fagen its agreement to this start date, or another mutually acceptable start date, for purposes of determining the performance bonus under the design-build contract.

     Based on an estimates provided by Fagen, and assuming no adverse weather conditions given the plant is located in Minnesota, we expect to complete construction of the proposed plant and commence operations approximately 12 to 14 months from the date Fagen began construction, or approximately late fall 2005. By April 2005, we anticipate we will be in a better position to estimate our start-up commencement date.

     Fagen, our design-builder and general contractor, through its affiliated entity, Fagen Engineering, LLC, and a subcontractor, is now working on preliminary civil engineering and site development designs for our ethanol plant. Once these designs are completed, Fagen will construct the plant according to the designs.

Permitting Activity

     We continue to work towards obtaining all required permits for the construction of our ethanol plane. We have obtained a majority of the required air, water and other permits. Over the past several months we have obtained the following important permits and other rights:

     In July 2004, we received an Above Ground Storage Tank Permit (effective September 1, 2004) from the Minnesota Pollution Control Agent (“MPCA”);

     In August 2004, we received a Construction Storm Water Permit from the MPCA; and

     In October 2004, we obtained our building permit from the City of Granite Falls;

     In addition, we are also working on an alternative to proposed water appropriation and intake permit with the Army Corp. of Engineers. We are currently investigating whether we can obtain the necessary water to operate the plant from local wells, rather than from the Minnesota River. This requires determining the impact on the aquifer that supplies water to other local users. Obtaining waters from local wells is our preferred course of action. If this is not feasible, we will obtain our water from the Minnesota River and resume our discussion with the Army Corps. of Engineers.

Contracting Activity

     In August 2004, we executed our agreement with Minnesota Valley Rural Electric Cooperative, our electrical service provider. Under this agreement, we will pay them a base fee of $8,000 per month plus regular rates for our electricity. We estimate we will pay Minnesota Valley approximately $1,000,000 for our first full year of operations.

     On August 31, 2004, we executed a two year renewable Ethanol Marketing Agreement with Aventine Renewable Energy, Inc. This contract is no longer contingent because we closed on our Offering. Under this agreement, Aventine will purchase from us for re-marketing all of our ethanol production. We will receive the average net selling price (net of freight, transportation costs and commissions paid to Aventine) in a given month of ethanol sales by Aventine on behalf of us and eleven other ethanol plants. Our agreement begins with our first shipment of ethanol to Aventine.

     On October 31, 2004, we executed a rail construction agreement with MGA Railroad Construction, Inc., for the construction of railroad tracks and switches at our plant site. We will pay MGA a total of approximately $1,114,000 for its construction activities. Payment is to be made on a monthly basis for work completed subject to a 10% retainage to be paid upon final completion.

     We have had verbal conversations with both the TC&W railroad and the Burlington Northern Santa Fe railroad for rail service and freight rates at our plant.

     We are also working towards finalizing agreements with natural gas providers.

Updates to Our Sources and Uses of Cash

     Revised Sources and Uses of Cash. We originally estimated that we would require approximately $58,750,000 of total cash to pay for all of our construction and start-up costs. However, based on our decision to expand the plant, new estimates for our utilities, an expected early completion bonus to our design-builder, and other items, we estimate that our construction and start-up costs will be $61,296,000.

     The following tables describe our revised estimated use of our offering and debt financing proceeds and assumes we will close on our debt financing commitment. The figures are estimates only, and the actual uses of proceeds may vary significantly from the descriptions given below.

     Revised Estimated Use of Offering and Debt Proceeds:

Plant Construction	$48,020,000	78.3%
Land and Site Development	2,037,000	3.3
Utilities (natural gas, electric and water)	1,340,000	2.2
Repay Borrowings from Granite Falls Bank(1)	700,000	1.1
Rolling Stock	200,000	0.3
Administration Buildings and Furnishings	340,000	0.6
Railroad and Car Mover	1,424,000	2.3
Construction Insurance Costs	300,000	0.5
Capitalized Interest	900,000	1.5
Offering and Debt Financing Costs	654,000	1.1
Organizational Costs(2)	271,000	0.4
Start-up Costs(3)	4,630,000	7.6
Early Completion Bonus	480,000	0.8

Total Estimated Use of Proceeds	$61,296,000	100.0%

(1)	In July 2004, we borrowed $500,000 from Granite Falls Bank to enable us to purchase the land for our plant site (which we did in August 2004 for $334,000) and begin site preparation. Between February and June 2004, we borrowed an aggregate of $350,000 from Granite Falls Bank which we have used to fund legal, accounting and other costs associated with our organization and operation as an entity. We repaid these loans in September 2004 from proceeds of our Offering.

(2)	Includes amounts paid to our project coordinator, GLE our construction manager and other professional services fees paid during our post-Offering and pre-construction period.

(3)	Includes $750,000 of pre-production period expenses, $1,800,000 of initial inventories of corn and other ingredients and chemicals, $950,000 of ethanol and dry distillers grain inventories, $380,000 of spare parts and other equipment and $750,000 of working capital.

     Based upon offering proceeds of $29,655,000, and a term loan in the approximate amount of $34,000,000, we expect that we will have approximately $63,655,000 of debt and equity available, which means we expect to have sufficient cash on hand to cover construction and related start-up costs necessary to make the plant operational.

Liquidity and Capital Resources

     Quarterly Financial Results. As of September 30, 2004, we had cash and cash equivalents of $25,631,210 and total assets of $26,589,101. To date, we have sold 29,655 Units in our Offering raising proceeds of $29,655,000. We released proceeds of our Offering from escrow on September 24, 2004, and issued a total of 29,655 membership units sold in our Offering to investors as well as an additional 125 Units to various third parties for non-cash consideration related to their efforts in the Offering.

     We placed approximately $4,655,000 of the proceeds in our money market account with Granite Falls Bank to cover our short-term development needs. The remaining proceeds were transferred to First National Bank of Omaha and placed in short-term, no risk to principal type investments such as commercial paper and quasi-governmental agency discounted notes. We may draw on these funds at any time, but do not intend to do so prior to the commencement of substantial construction of the ethanol plant.

     As of September 30, 2004, we had current liabilities of $556,772, which consists primarily of accounts and construction payables in the aggregate amount of approximately $496,000 and a Note to the City of Granite Falls in the amount of $47,800 due January 1, 2004, which has not been paid, and which we have been working with the City to extend and which may be forgiven under the terms of our Development Agreement with the City.

     Total members equity as of September 30, 2004 was $26,032,329. Since inception, we have generated no revenue from operations. For the quarter ended September 30, 2004, we have a net loss of $18,904 due to start-up costs.

     Repayment of Outstanding Bank Debt. As of September 24, 2004, we repaid all of our outstanding loans with Granite Falls Bank for operating expenses and land purchases in the aggregate amount of approximately $700,000.

     In August 2004, we received a written debt financing commitment from First National Bank of Omaha consisting of a term loan of $34,000,000 for the construction of our plant and a $3,500,000 revolving line of credit for hedging purposes and operations. We anticipate closing on our loan facility on or around November 30, 2004. A commitment for debt financing is not a binding loan agreement. A written commitment only obligates the lender to lend us the debt financing if we satisfy all of the conditions of the commitment. If we do not satisfy all of the condition, we may not successfully construct and commence operations of our proposed plant and may terminate operations.

     Estimated Sources of Funds. The following schedule sets forth our sources of funds from our Offering proceeds and our debt financing proceeds assuming the closing of our debt financing commitment.

		Percent of
Source of Funds		Total
Member Equity	$29,655,000	46.6%
Term Debt	$34,000,000	53.4%
Total Sources of Funds	$63,655,000	100.00%

     If we need additional cash after obtaining our planned debt, we may borrow additional funds or sell additional Units. We will have access to our proposed $3,500,000 revolving credit line for hedging purposes and operations, assuming the closing of our debt financing commitment. We cannot assure success in obtaining additional financing if needed on acceptable terms, or at all.

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Securities and Use of Proceeds.

     The Securities and Exchange Commission declared our Registration Statement on Form SB-2 (SEC Registration No. 333-112567) effective on February 17, 2004. We commenced our initial public offering of our units shortly thereafter. Our initial public offering (the “Offering “) was for the sale of our membership units (“Unit(s)”) at $1,000 per Unit of an aggregate minimum of $18,000,000 (18,000 Units) and an aggregate maximum of $30,000,000 (30,000 Units). Our Offering required that we raise the $18,000,000 minimum in proceeds by August 31, 2004 and secure significant debt financing by September 30, 2004, both of which we timely accomplished. The following is a breakdown of the Units registered and the Units sold in the offering:

				Aggregate price of
	Aggregate price of the			the
Amount Registered	amount registered	Amount Sold		amount sold to date
30,000	$30,000,000	29,780,000	(1)	$29,780,000 (1)

      (1) We issued 29,655 Units for cash at $1,000 per Unit and 125 Units for consideration other than cash at $1,000 per Unit.

     On September 24, 2004, we released funds from escrow and issued 29,655 Units for cash to investor/members and 125 Units for consideration other than cash to various individuals and third parties for their efforts related to the Offering, who are also now members. Our Offering terminated on October 31, 2004. However, on October 15, 2004, we closed the Offering and stopped selling units registered under our Registration Statement because we had sold 29,655 Units and received aggregate offering proceeds of $29,655,000 which was satisfactory. We sold the Units without the assistance of an underwriter or selling agent.

     Of the 29,655 Units issued for cash, 6,500 were issued to GLE, our construction consultant and eventually, our manager and operator of our plant, 2,500 were issued to Fagen, our design-builder, and approximately 20,000 were issued to individuals and companies located primarily in the Granite Falls area (comprising western Minnesota and eastern South Dakota) and other areas of the upper Midwest region. Of the 125 Units issued for non-cash consideration, we issued 71 Units for services rendered by consultants, 39 Units to two individuals (one of whom was our project coordinator) for water easements rights, and 15 Units to Granite Falls Bank, our escrow agent in lieu of cash.

     Our expenses for our Offering totaled $250,000. When we released funds from escrow, we netted our offering expenses against the aggregate subscription proceeds. No offering expenses were paid to related parties. Our net offering proceeds were $29,405,000.

     The following table describes our use of our net offering proceeds for the three month period ended September 30, 2004:

PLANT CONSTRUCTION	$10,000
LAND AND SITE DEVELOPMENT	$292,450
LAND	$337,450
OPERATING LOANS	$362,952
OTHER(1)	$97,550
TOTAL	$1,100,000

(1) Other costs consist of permitting costs, D&O insurance and other professional fees and other general and administrative costs. No single expenditure in any of the foregoing cost categories exceeded $100,000.

Item 6. Exhibits and Reports on Form 8-K.

     (a) The following exhibits are included herein:

Exhibit	Description	Method of Filing
3.1	Articles of Organization	1

3.2	Form of Fifth Amended and Restated Operating and Member Control Agreement	2

4.1	Form of membership unit certificate	1

4.2	Form of Escrow Agreement	3

10.2	Grain Procurement Agreement with Farmers Cooperative Elevator Company	*

10.4	Operating and Management Agreement with Glacial Lakes Energy, LLC	*

10.5	Consulting Agreement with Glacial Lakes Energy, LLC	*

10.6	Revised Form of letter to prior investors	4

10.7	Debt Financing Commitment from First National Bank of Omaha	5

10.8	Fagen, Inc. Qualifying Bridge Loan Documents	5

10.9	Glacial Lakes Energy, LLC Qualifying Bridge Loan Documents	5

10.10	Design Build Agreement dated August 31, 2004 with Fagen, Inc.	**

10.11	Ethanol Marketing Agreement dated August 31, 2004 with Aventine Renewable Energy, Inc.	**

10.12	Rail Construction Agreement with MGA Railroad Construction, Inc. dated October 30, 2004	*

10.13	Electric Service Agreement dated August, 2004 with Minnesota Valley Cooperative Light and Power	**

14.1	Code of Ethics	6

31	Certificates pursuant to 17 CFR 240 15d-14(a)	*

32	Certificates pursuant to 18 U.S.C. Section 135	*

(1) Incorporated by reference to the exhibit of the same number on our Registration Statement on Form SB-2, No. 333-99065, originally filed on August 30, 2002.

(2) Incorporated by reference as Appendix A to our Post Effective Amendment No. 1 filed July 21, 2004 to our Registration Statement on Form SB-2, No. 333-112567, originally filed on February 6, 2004.

(3) Incorporated by reference to the exhibit of the same number in Pre-Effective amendment No. 1 filed on February 12, 2004 to our Registration Statement on Form SB-2, No. 333-112567, originally filed on February 6, 2004.

(4) Incorporated by reference to the exhibit of the same number in Post Effective Amendment No. 2 filed July 29, 2004 to our Registration Statement on Form SB-2, No. 333-112567, originally filed on February 6, 2004.

(5) Incorporated by reference to the exhibit on the same number in Post-Effective Amendment No. 3 filed on August 23, 2004 to our Registration Statement on Form SB-2, No. 333-112567, originally filed on February 6, 2004.

(6) Incorporated by reference to the exhibit of the same number in our 10-KSB for the period ended December 31, 2003.

(*) Filed herewith.

(**) To be filed by amendment.

(b) Reports on Form 8-K:

     1. We filed a report on Form 8-K on the following dates:

•	July 6, 2004, announcing our qualifying bridge loans with GLE and Fagen.

•	September 7, 2004, announcing our receipt of the minimum requisite funds for our initial public offering.

•	September 13, 2004, announcing we entered into our design-build contract with Fagen, Inc. and our Renewable Energy Marketing Agreement with Aventine Renewable Energy.

•	October 19, 2004, announcing that we implemented the amendments to our Operating and Control Agreement by approving designated governors and appointing at-large governors and certain officers.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRANITE FALL COMMUNITY ETHANOL PLANT, LLC

Date: November 15, 2004	/s/ Thomas Branhan
Thomas Branhan
Chief Executive Officer and General Manager
(Principal Executive Officer)

Date: November 15, 2004	/s/ Michael Nealon
Michael Nealon
Chief Financial Officer and Controller
(Principal Financial and Accounting Officer)