Form 10KSB
period 2004-12-31
GRANITE FALLS COMMUNITY ETHANOL PLANT LLC
filed 2005-03-31
CIK 1181749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☑	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 2004

OR

☐	Transition report under Section 13 or 15(d) of the Exchange Act.

For the transition period from

Commission file number 333-112567

GRANITE FALLS COMMUNITY ETHANOL PLANT, LLC

(Exact name of small business issuer as specified in its charter)

Minnesota	41-1997390
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

15045 Highway 23 S.E.
Granite Falls, Minnesota 56241-0216
(Address of principal executive offices)

(320) 564-3100
(Issuer’s telephone number)

     Securities registered under Section 12(b) of the Exchange Act: NONE.

     Securities registered under Section 12(g) of the Exchange Act: NONE.

     Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑

     State issuer’s revenues for its most recent fiscal year. NONE.

     As of March 25, 2005, the aggregate market value of the units held by non-affiliates (computed by reference to the most recent offering price of such units) was $31,117,000.

     As of March 25, 2005, there were 31,117 units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE NONE.

Transitional Small Business Disclosure Format (Check one): ☐ Yes ☑ No

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

PART I.

ITEM 1. DESCRIPTION OF BUSINESS.

     Granite Falls Community Ethanol Plant, LLC, a Minnesota limited liability company, now known as Granite Falls Energy, LLC for business purposes through our assumed name filing July 29, 2004, was organized on December 29, 2000 to construct and operate an ethanol plant. We plan to formally change our name to Granite Falls Energy, LLC, at our next annual meeting of members in 2005. Our principal business is a temporary facility located on our site with an address of 15045 Highway 23 S.E., Granite Falls, Minnesota 56241. We are managed by a seven member board of governors.

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

     After further review and consideration, in October 2004, our board of governors determined that increasing our production capacity to 50 million gallons of ethanol per year and approximately 159,000 tons of distiller’s grains will likely result in more efficient operations for our ethanol plant. Our operations permit presently allows for the production of up to 47 million gallons of ethanol a year and will have to be amended in the event we desire to produce up to our plant’s capacity. This change is not expected to delay our anticipated date of operation. We will be filing an amendment to the operations permit by March 31, 2005.

     Based on the increased capacity of our ethanol plant, revised estimates for our utilities, and an expected early completion bonus to our design-builder, and other items, we expect that the project will cost approximately $62,667,000 instead of the $57,850,000 previously planned. We are still in the development phase, and until the proposed ethanol plant is operational, will generate no revenue. We anticipate that accumulated losses will continue to increase until the ethanol plant is operating.

     We gave our design-builder notice to proceed with plant construction on December 1, 2004. Based on estimates provided by our design-builder, and assuming no adverse weather conditions, or delays in receiving necessary equipment, we expect to complete construction of the plant and begin producing ethanol and by-products by the end of October 2005. This schedule also assumes that weather, interest rates and other factors beyond our control do not upset our timetable. Factors or events beyond our control could hamper our efforts to complete the project in a timely fashion.

     The plant will be located near Granite Falls, Minnesota on a 56 acre site which we had options to purchase and which we did purchase in August 2004.

Closing of Our Initial Public Offering and Update on our Debt Financing.

     To assist us with the construction of our proposed ethanol plant, we raised equity in a public offering registered with the Securities and Exchange Commission on Form SB-2 (SEC Registration No. 333-112567) which was declared effective on February 17, 2004, as amended by our post-effective registration statements filed in July and August 2004 (collectively, the “Registration Statement”). We commenced our initial public offering of our units shortly thereafter.

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

     On September 24, 2004, we released funds from escrow having obtained subscription proceeds in excess of $25,000,000 which when combined with a debt commitment we obtained in August 2004 would yield at least $57,850,000, our then estimated cost of constructing the proposed ethanol plant.

     Our Offering terminated on October 31, 2004. However, on October 15, 2004, we closed our Offering having sold 29,700 Units and raising equity proceeds of $29,700,000, which when combined with our debt commitment would yield over $62,667,000, our revised and current estimated cost of constructing the proposed ethanol plant. We sold these membership units without the use of an underwriter.

     On December 16, 2004, we entered into a Loan Agreement with First National Bank of Omaha (the “Bank”) for the purpose of funding a portion of the cost of our ethanol plant. Under the loan agreement, the Bank has provided to us a construction loan for approximately $34,000,000, a revolving line of credit of $3,500,000, and standby letters of credit in an amount up to $1,000,000. As security for the Bank’s loans to us, we have granted the Bank a security interest in all of our assets and a mortgage on our real estate. No amount is currently outstanding under these facilities. See “Strategic Partners and Material Contracts — Agreement with First National Bank of Omaha”.

Satisfaction of all of GLE’s and Fagen’s Conditions to Investment

     We satisfied all of the conditions to GLE’s and Fagen’s investment by entering into a consulting agreement with GLE, an operating and management agreement with GLE, a new grain procurement agreement with the Farmers Cooperative Elevator Company, and by obtaining from our members amendments to our operating and member control agreement. See “Strategic Partners and Material Contracts”.

Design-Build Contract; Submission of Change Order

     On August 31, 2004, we entered into our design-build contract with Fagen, one of our significant investors, for the construction of our ethanol plant. In connection with our determination to increase the capacity of our proposed plant, we submitted to Fagen a change order changing the scope of the original project to also include the equipment and design services necessary to expand the capacity of the plant to produce up to 50 million gallons of ethanol annually. The expansion would include adding one fermenter and one centrifuge for a total of four fermenters and five centrifuges, as well as other additional equipment. On October 28, 2004, the Company and Fagen accepted the change order. Our operations permit presently allows for the production of up to 47 million gallons of ethanol a year and we are in the process of amending this to produce up to our plant’s capacity.

     As a result of this and other change orders, we will pay Fagen (on progress basis) approximately $47,986,000, which is subject to further adjustments made in accordance with the terms of the design-build contract. See “Strategic Partners and Material Contracts — Design-Build Agreement”.

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

What Drives Production and Use of Ethanol?

The production and use of ethanol as a fuel additive results from three principal factors:

•	Environmental pressures to use oxygenates, such as ethanol, to reduce carbon monoxide emissions from automobiles;

•	Environmental pressures to reduce the use of petroleum-based methyl tertiary butyl ether (“MTBE”) as an oxygenate additive to fuels; and

•	Economic pressures to favor programs that use the nation’s large production of corn.

     These factors have led to a variety of federal and state initiatives encouraging the building of ethanol plants and the use of ethanol, including:

•	Federal and state requirements for use of oxygenated fuels;

•	Federal and state legislation to ban or reduce the use of MTBE as a fuel additive;

•	Federal and state tax and other economic incentives to build ethanol plants and produce and sell ethanol.

     We will explain each of these initiatives below.

     Federal and State Requirements for Use of Oxygenated Fuels

     The U.S. Environmental Protection Agency (or EPA) oversees two primary programs enacted under the Clean Air Act Amendments of 1990 to encourage the use of oxygenate fuel additives, including ethanol: the Federal Oxygen Program and the Reformulated Gasoline Program.

     The Federal Oxygen Program is a recurring wintertime program designed to reduce carbon monoxide levels during the winter months. According to the most recent information available, the EPA required the use of oxygenated fuels in 18 metropolitan areas during the winter of 2001/2002 that were not in compliance with carbon monoxide standards. Eleven states also have programs for use of oxygenated fuels.

     The Reformulated Gasoline Program began in 1995 as an initiative to reduce ground level ozone or smog. The program requires the use of oxygenated fuels in metropolitan areas with severe ozone pollution. According to the EPA, 17 states and the District of Columbia are required to use reformulated gasoline.

     The state of California has requested a waiver from the EPA seeking to comply with fuel emission standards without the use of any federally-mandated oxygenated fuels. In June 2001, the EPA denied California’s waiver request. California is appealing the EPA’s action.

     Federal and State Legislation Regarding MTBE

     Historically, manufacturers have their choice of fuel additives to increase the oxygen content of their fuels. MTBE, a petroleum-based additive, is the most popular additive because it has a high octane rating, blends easily with gasoline and is produced by refiners.

     According to the U.S. Environmental Protection Agency, since MTBE was introduced and became a commonly used oxygenate, MTBE has been found in well water, lakes and streams. While MTBE has not been classified as a carcinogen, the Environmental Protection Agency reports that MTBE has been shown to cause cancer in animals and its continued use has raised serious environmental concerns. As a result, in March 2000, the Environmental Protection Agency called for a ban, or the significant reduction in use, of MTBE because of the environmental problems. No federal legislation has been enacted to date. However, a number of states have enacted legislation prohibiting the sale of gasoline containing specified levels of MTBE and/or requiring the phase-out of MTBE and other petroleum-based oxygenates. According to the Renewable Fuels Association, the following is a listing of states that have banned MTBE:

STATE	STATUS
Arizona	Effective
California	Effective (January 2004)
Colorado	Effective
Connecticut	Effective (January 2004)
Illinois	Effective
Indiana	Effective
Iowa	Effective
Kansas	Pending Federal action
Kentucky	To be in place (January 2006)

STATE	STATUS
Maine	To be in place (January 2007)
Michigan	Effective
Minnesota	Effective
Missouri	To be in place (July 2005)
Nebraska	Effective
New Hampshire	Pending Federal action
New York	Effective (January 2004)
Ohio	To be in place (July 2005)
South Dakota	Effective
Washington	Effective
Wisconsin	Effective

     Legislative efforts to implement or avoid a ban or reduction in the use of MTBE are ongoing. The outcome of these legislative activities may significantly impact the future market for ethanol. For example, in August 2001, the California Energy Commission estimated that demand in California for ethanol as a replacement to MTBE beginning in 2003 (the original ban year) represents a market of between 660 and 950 million gallons annually, a marked increase to the 60 million gallons consumed in California during 2000.

     During 2003 and 2004, the U.S. Congress considered passage of a comprehensive federal energy bill. Although a bill passed in the U.S. House of Representatives, the U.S. Senate rejected the bill in November 2003 through a filibuster process. Controversial parts of the legislation would phase out the use of MTBE nationally in exchange for limiting producer liability for environmental cleanup expenses, and establish a renewable fuels standard that could enhance ethanol use. We cannot predict whether Congress will reconsider this legislation in the new session of Congress starting in 2005.

     Federal and State Economic Incentives for Ethanol Production

     Recognizing the need for a cleaner source of energy, and appreciating that ethanol is also renewable and can be produced in the United States, legislators have created federal and state incentives for ethanol production. These tax incentives allow the ethanol industry to compete successfully in domestic fuel markets with gasoline blended with MTBE produced by the oil industry. If these tax incentives are reduced or eliminated, or not renewed upon expiration, the ethanol industry, and our plant, may not be financially viable.

     Federal Incentives. Congress currently provides federal tax incentives for oxygenated fuel producers and marketers, including those who purchase ethanol to blend with gasoline in order to meet federally mandated oxygenated fuel requirements. The Energy Tax Act of 1978 exempted ethanol blended gasoline from the federal gas tax. As amended, the federal tax exemption allowed the market price of ethanol to compete with the price of domestic gasoline. The excise tax credit for gasoline blended with at least 10% ethanol was 5.2¢ per gallon. The subsidy was scheduled to drop to 5.1¢ per gallon in 2005. A gasoline marketer that sells gas without ethanol must pay a federal tax of 18.4¢ per gallon compared to 13.2 ¢ per gallon for gas with 10% ethanol. The tax on gasoline blended with 10% ethanol was scheduled to increase to 13.3¢ per gallon in 2005. Smaller credits are available for gasoline blended with 7.7% and 5.7% ethanol. The federal excise tax credit was scheduled to expire on September 30, 2007, but has been replaced by a new volumetric ethanol excise tax credit (“VEETC”) discussed below.

     In October 2004, the American Jobs Creation Act of 2004 was signed into law, which included the VEETC and amended the federal excise tax structure as of January 1, 2005. Under VEETC, the ethanol excise tax exemption was eliminated, thereby allowing the full federal excise tax to be collected and allocated to the federal highway trust fund. In place of the previous exemption, the bill created the

VEETC of 5.1¢ per gallon of ethanol blended at 10%. Refiners and gasoline blenders would apply for this credit on the same tax form as before. This credit is funded by the federal government’s general fund, not just the highway trust fund. Based on the volume, the VEETC may allow greater refinery flexibility in blending ethanol since it makes the tax credit available on all ethanol blended gasoline, diesel and ethyl tertiary butyl ether (“ETBE”), including ethanol in E-85 and the proposed E-20 in Minnesota. The VEETC is scheduled to expire on December 31, 2010.

     In addition, federal law provides income tax credits for “small ethanol producers,” which has been defined as facilities that produce up to 30 million gallons per year. Legislation has been introduced in Congress in 2005 to change the definition of a “small ethanol producer” to include facilities that produce up to 60 million gallons per year. We do not know if this legislation will be passed by Congress.

     In May 2002, Congress enacted the Farm Security and Rural Investment Act of 2002. The act extends through 2006 an U.S. Department of Agriculture producer payment program. Under the program, eligible producers that use corn and other agricultural products to manufacture biodiesel or fuel grade ethanol may receive quarterly payments from the federal government based on total annual production. Annual producers of 65 million gallons or less are reimbursed 1 feedstock unit for each 2.5 feedstock units of corn or other eligible commodities used for increased production. We believe that our plant will qualify in this category. Larger producers are reimbursed 1 feedstock unit for each 3.5 feedstock units. A feedstock unit represents one bushel of corn. No single producer may receive annual payments totaling more than 5% of the annual federal appropriation for the program which for October 2004 through September 2005 was $100 million. The annual federal appropriation level for the year 2005-2006 has not yet been determined and there is no guarantee that the program will be funded. Payments are prorated among producers to the extent that annually appropriated funds are insufficient to make full payments to each producer.

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

Future Ethanol Demand

     According to the Renewable Fuels Association, demand for ethanol has increased to 3.57 billion gallons for 2004. The following table shows the use of ethanol by market in 2004:

Market	Millions of Gallons
Federal reformulated gasoline (“RFG”)	1,950
Conventional gasoline	1,050
Federal winter oxygenated fuels	290
Minnesota ethanol program (at 10%)	280

Total	3,570

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

Ethanol Pricing

     Historical and projected ethanol, corn and gasoline prices are shown in the following chart. Ethanol prices tend to track the wholesale gasoline price plus the federal tax incentive (5.2¢ per gallon). In 1996, high corn prices caused many ethanol plants to curtail operations.

     We cannot assure that actual future prices of ethanol, gasoline and corn will be consistent with the projected prices shown in the following chart.

Average Actual and Projected U.S. Market Pricing of Ethanol, Gasoline and Corn

Source: AgDM newsletter article, June 2004

Description of the Dry Mill Process

     Our ethanol plant will use a dry milling process to produce fuel-grade ethanol as its main product, in addition to the co-product dry distillers grain. Our plant will have a design capacity to produce 50 million gallons of ethanol per year (50 mgy), and we expect the plant to produce approximately 150,000 tons of dry distillers grain annually. Our ethanol plant will produce ethanol by processing corn. We plan to purchase all of our corn from the Farmers Cooperative Elevator Company (sometimes referred to as the “Elevator”). See “Strategic Partners and Material Contracts — Agreement with Farmers Cooperative Elevator Company”.

     As we receive the corn, we will weigh it and move it to a surge bin. We will then transport the corn to a scalper to remove rocks and debris before we convey the corn to storage bins. Thereafter, we will transport the corn to a hammermill or grinder, where it is ground into a mash and conveyed into a tank for processing.

     We will break the ground corn into a fine liquid by adding water, heat and enzymes. We will then pump this liquid into fermenters and add yeast to begin a 65 to 75-hour batch fermentation process. After fermentation is complete, our distillation process will separate the ethanol from the remaining corn “whole stillage.” We will further remove water from the distilled ethanol by using a molecular sieve. We will blend the resulting 200 proof (i.e., pure) ethanol with gasoline as it is pumped into storage tanks.

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

     Distillers Grains. A principal co-product of the ethanol production process are distillers grains, a high protein, high-energy animal feed supplement primarily marketed to the dairy and beef industry. Dry mill ethanol processing creates three forms of distillers grains: wet distillers grains, modified wet distillers grains and dry distillers grains. Wet distillers grain is processed corn mash that contains approximately 70% moisture. It has a shelf life of approximately 3 summer days (5 winter days) and can be sold only to farms within the immediate vicinity of an ethanol plant. Modified wet distillers grain is similar except that it has been dried to approximately 50% moisture. It has a slightly longer shelf life of approximately two to three weeks and is often sold to nearby markets. Dried distillers grain is corn mash that has been dried to 10% moisture. It has an almost indefinite shelf life and may be sold and shipped to any market regardless of its vicinity to an ethanol plant. Based on our current production process, we will only produce modified and dry distillers grain.

Corn Supply and Corn Prices

     To produce 50 mgy of ethanol per year, our ethanol plant will need approximately 18 million bushels of corn per year, or approximately 49,000 bushels per day, as the feedstock for its dry milling process. The grain supply for our plant will be obtained primarily from local markets. We plan to purchase all of our corn from the Farmers Cooperative Elevator Company (sometimes referred to as the “Elevator”). We will need to seek alternative corn supplies if the Elevator cannot meet our needs. See “ Strategic Partners and Material Contracts — Agreement with Farmers Cooperative Elevator Company”.

     Between 2001 and 2004, the county in which our plant is to be located, and the nearby counties, together averaged approximately 188 million bushels of corn production annually. The following table provides a summary of this information based on 2004 Minnesota Agriculture Statistics and the Minnesota Corn Growers Association. From this total production, we believe approximately 65 million bushels of corn will be produced annually within a 25-mile radius of our plant.

County	2001	2002	2003	2004	Average
Chippewa	19,232,400	24,185,400	21,006,900	22,467,600	21,723,075
Lac Qui Parle	19,781,000	23,894,400	18,436,700	23,730,000	21,460,525
Lyon	21,918,400	26,270,100	23,842,000	28,256,000	25,071,625
Kandiyohi	17,379,800	23,786,100	20,173,600	21,576,000	20,728,875
Redwood	30,132,000	35,733,200	34,458,400	40,321,800	35,161,350
Renville	32,058,000	40,137,500	36,859,000	41,787,200	37,710,425
Yellow Medicine	23,769,500	26,148,600	24,745,500	28,519,000	25,795,650

Total	164,271,100	200,155,300	179,522,100	206,657,600	187,651,525

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

     In an attempt to minimize the effects of the volatility of corn costs on operating profits, we will likely take hedging positions in corn futures markets. Hedging means protecting the price at which we buy corn and the price at which we will sell our products in the future. It is a way to attempt to reduce the risk caused by price fluctuation. The effectiveness of hedging activities is dependent upon, among other things, the cost of corn and our ability to sell sufficient amounts of ethanol and distillers grains to utilize all of the corn subject to the futures contracts. Hedging activities can result in costs to us because price movements in grain contracts are highly volatile and are influenced by many factors beyond our control and these costs may be significant.

     From time to time, we will use the services of a risk management commodities firm to help us make corn procurement decisions and maintain a hedge account.

Utilities

     The production of ethanol is a very energy intensive process that uses significant amounts of electricity and natural gas. Water supply and quality are also important considerations.

     In September 2004, we hired a consultant to provide consulting services for supplies of natural gas and electricity for our plant. We paid the consultant a one-time fee of $15,000 plus pre-approved travel expenses per month incurred during our construction period and we will pay the consultant $2,400 plus pre-approved travel expenses per month following plant completion. The agreement commenced October 1, 2004 and continues for six months following plant completion and is month-to-month thereafter. After the initial term, either party may terminate the agreement upon sixty days notice.

     Energy Services. Significant strides have been made over the past 15 years to reduce the energy intensiveness of ethanol production. According to the National Corn Growers Association, in 2000, the industry average dry mill consumed about 49,000 BTUs of energy to produce a gallon of ethanol. Based on the performance guarantees in the design-build contract, we expect to use about 32,000 BTUs of natural gas per gallon produced.

     Natural Gas. We anticipate that our plant will require a natural gas supply of at least 750 million cubic feet per year at a minimum rate of 200 MCF per hour and at a minimum of 200 psig near the plant site. To access sufficient supplies of natural gas to operate the plant, we will need a connection to an underground distribution pipeline at our site.

     In December 2004, we entered into an agreement with Center Point Energy/Minnegasco for the construction and maintenance of approximately 9.5 miles of an underground natural gas pipeline for the delivery of natural gas to our plant which we may purchase from other companies. We will pay Center Point Energy/Minnegasco a per unit fee to move the natural gas through our pipeline and have guaranteed movement of a minimum of 350,000 DT in calendar year 2005 and 1,400,000 DT annually thereafter through December 31, 2015, the end of the term. The agreement automatically renews thereafter for one year terms and may be terminated by either party upon one year’s prior written notice.

     Natural gas prices have historically fluctuated dramatically, which could significantly affect the profitability of our operations.

     We are also working towards finalizing agreements with natural gas providers.

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

     Water. We will require a significant supply of water. Based on information from Fagen Engineering, our design-builder’s subcontractor and affiliate, our plant water requirements will be 416 gallons per minute or 599,040 gallons per day. We are currently working with Fagen Engineering to finalize our fresh water requirements, including water treatment.

     We have drilled two separate wells for our water supply. One of the wells is on property currently owned by the Farmers Cooperative Elevator Company located about one mile from our plant site. We will need to build a pipeline from the Elevator’s property to our plant site. Although we have negotiated the terms of an easement agreement with the Elevator to pump water from this well, we will need to obtain easements from the county for our pipeline. Our other well is located on property partly owned by our project coordinator for which we have obtained an easement. However, we will need to obtain additional easements from other property owners to build a pipeline from this well to our plant site.

     If we are unable to obtain these easements on satisfactory terms or at all, or if these wells do not supply adequate amounts of water, we will need to locate additional water sources. As a result, we had been working on an alternative with the Army Corp. of Engineers to obtain water from the Minnesota River. Obtaining waters from local wells is our preferred course of action. If this is not feasible, we will obtain our water from the Minnesota River and resume our discussion with the Army Corps. of Engineers.

     Before pumping water from the wells, we must obtain water appropriation permits from the Minnesota Department of Natural Resources, which will determine if the location of each well will support a sufficient water supply and whether it is safe from any soil or ground water contamination. We anticipate receiving a three year conditional permit which will require us to frequently monitor and test the impact of our use of this well water over the short term.

     Much of the water used in an ethanol plant is recycled back into the process. There are, however, certain areas of production where we need fresh water. Those areas include boiler makeup water and cooling tower water. Boiler makeup water is treated on-site to minimize elements that may harm the boiler, and recycled water cannot be used for this process. Cooling tower water does not come in contact with the corn mash and, therefore, can be recycled back into the cooling tower process. The makeup water requirements for the cooling tower are primarily a result of evaporation. Recycling has the long-term effect of lowering waste water treatment costs. Based on preliminary estimates from Fagen Engineering, we anticipate approximately 147 gallons per minute of effluent. Our current discharge permit is for approximately 83 gallons per minute. We are working to finalize these numbers with Fagen Engineering. This may cause us to amend certain permits if we are not able to reduce effluent quantities.

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

     During the last twenty years, ethanol production capacity in the United States has grown from almost nothing to an annual production record of 3.4 billion gallons in 2004, an increase of 21 percent from 2.81 billion gallons in 2003 according to the Renewable Fuels Association. Plans to construct new plants or to expand existing plants have been announced which will increase capacity. The increase in capacity may continue in the future. We cannot determine the effect of this type of an increase upon the demand or price of ethanol, although these plants may compete with us in the sale of ethanol and related products.

     As of February 2005, the ethanol industry has grown to 83 production facilities in the United States with 17 additional facilities under new or expansion construction. The largest ethanol producers include Abengoa Bioenergy Corp., Tate & Lyle, AGP, Archer Daniels Midland (ADM), Aventine Renewable Energy, Inc., Cargill, Chief Ethanol, MGP Ingredients, Inc., Midwest Grain Processors, New Energy Corp. and VeraSun Energy Corporation, each of which is capable of producing more ethanol than we expect to produce. According to the Renewable Fuels Association, as of February 2005, the following table identifies most of the producers in the United States along with their production capacities.

U.S. FUEL ETHANOL PRODUCTION
CAPACITY
million gallons per year (mgy)
				Under
			Current	Construction/
			Capacity	Expansions
COMPANY	LOCATION	FEEDSTOCK	(mmgy)	(mmgy)
Abengoa Bioenergy Corp.	York, NE	Corn/milo	55
	Colwich, KS		25
	Portales, NM		15	15
ACE Ethanol, LLC	Stanley, WI	Corn	30
Adkins Energy, LLC*	Lena, IL	Corn	40
AGP*	Hastings, NE	Corn	52
Agra Resources Coop. d.b.a. EXOL*	Albert Lea, MN	Corn	40
Agri-Energy, LLC*	Luverne, MN	Corn	21
Alchem Ltd. LLLP	Grafton, ND	Corn	10.5
Al-Corn Clean Fuel*	Claremont, MN	Corn	30
Amaizing Energy, LLC*^	Denison, IA	Corn		40
Archer Daniels Midland	Decatur, IL	Corn	1070
	Cedar Rapids, IA	Corn
	Clinton, IA	Corn
	Columbus, NE	Corn

				Under
			Current	Construction/
			Capacity	Expansions
COMPANY	LOCATION	FEEDSTOCK	(mmgy)	(mmgy)
	Marshall, MN	Corn
	Peoria, IL	Corn
	Wallhalla, ND	Corn/barley
Aventine Renewable Energy, Inc.	Pekin, IL	Corn	100
	Aurora, NE	Corn	40
Badger State Ethanol, LLC*	Monroe, WI	Corn	48
Big River Resources, LLC*	West Burlington, IA	Corn	40
Broin Enterprises, Inc.	Scotland, SD	Corn	9
Bushmills Ethanol, Inc.*^	Atwater, MN	Corn		40
Cargill, Inc.	Blair, NE	Corn	85
	Eddyville, IA	Corn	35
Central Iowa Renewable Energy, LLC*^	Goldfield, IA	Corn		50
Central MN Ethanol Coop*	Little Falls, MN	Corn	20.5
Central Wisconsin Alcohol	Plover, WI	Seed corn	4
Chief Ethanol	Hastings, NE	Corn	62
Chippewa Valley Ethanol Co.*	Benson, MN	Corn	45
Commonwealth Agri-Energy, LLC*	Hopkinsville, KY	Corn	23
Corn Plus, LLP*	Winnebago, MN	Corn	44
Dakota Ethanol, LLC*	Wentworth, SD	Corn	50
DENCO, LLC*	Morris, MN	Corn	21.5
East Kansas Agri-Energy, LLC*^	Garnett, KS	Corn		35
ESE Alcohol Inc.	Leoti, KS	Seed corn	1.5
Ethanol2000, LLP*	Bingham Lake, MN	Corn	30
Glacial Lakes Energy, LLC*	Watertown, SD	Corn	50
Golden Cheese Company of California*	Corona, CA	Cheese whey	5
Golden Grain Energy, LLC*	Mason City, IA	Corn	40
Golden Triangle Energy, LLC*	Craig, MO	Corn	20
Grain Processing Corp.	Muscatine, IA	Corn	20
Granite Falls Energy, LLC^	Granite Falls, MN	Corn		50
Great Plains Ethanol, LLC*	Chancellor, SD	Corn	50
Hawkeye Renewables, LLC	Iowa Falls, IA	Corn	45
Heartland Corn Products*	Winthrop, MN	Corn	36
Heartland Grain Fuels, LP*	Aberdeen, SD	Corn	8
	Huron, SD	Corn	14
Husker Ag, LLC*	Plainview, NE	Corn	24
Iowa Ethanol, LLC*	Hanlontown, IA	Corn	55
Illinois River Energy, LLC^	Rochelle, IL	Corn		50
James Valley Ethanol, LLC	Groton, SD	Corn	50
KAAPA Ethanol, LLC*	Minden, NE	Corn	40
Land O’ Lakes*	Melrose, MN	Cheese whey	2.6
Lincolnland Agri-Energy, LLC*	Palestine, IL	Corn	40
Lincolnway Energy, LLC*^	Nevada, IA	Corn		50
Liquid Resources of Ohio^	Medina, OH	Waste
		Beverage		4
Little Sioux Corn Processors, LP*	Marcus, IA	Corn	49
Merrick/Coors	Golden, CO	Waste beer	1.5
Michigan Ethanol, LLC	Caro, MI	Corn	50
MGP Ingredients, Inc.	Pekin, IL	Corn/wheat
		starch	78
	Atchison, KS
Mid-Missouri Energy, Inc.*	Malta Bend, MO	Corn	45
Midwest Grain Processors*	Lakota, IA	Corn	50	45
Midwest Renewable Energy, LLC	Sutherland, NE	Corn	15
Miller Brewing Co.	Olympia, WA	Brewery waste	0.7
Minnesota Energy*	Buffalo Lake, MN	Corn	18

				Under
			Current	Construction/
			Capacity	Expansions
COMPANY	LOCATION	FEEDSTOCK	(mmgy)	(mmgy)
New Energy Corp.	South Bend, IN	Corn	102
Northeast Missouri Grain, LLC*	Macon, MO	Corn	40
Northern Lights Ethanol, LLC*	Big Stone City, SD	Corn	50
Northstar Ethanol, LLC^	Lake Crystal, MN	Corn		50
Otter Creek Ethanol, LLC*	Ashton, IA	Corn	55
Panhandle Energies of Dumas, LP^	Dumas, TX	Corn/Grain Sorghum		30
Parallel Products	Louisville, KY	Beverage waste	5.4
	R. Cucamonga, CA
Permeate Refining	Hopkinton, IA	Sugars &
		starches	1.5
Phoenix Biofuels^	Goshen, CA	Corn		25
Pine Lake Corn Processors, LLC*^	Steamboat Rock,
	IA	Corn		20
Platte Valley Fuel Ethanol, LLC	Central City, NE	Corn	40
Pro-Corn, LLC*	Preston, MN	Corn	40
Quad-County Corn Processors*	Galva, IA	Corn	23
Reeve Agri-Energy	Garden City, KS	Corn/milo	12
Siouxland Energy & Livestock Coop*	Sioux Center, IA	Corn	22
Sioux River Ethanol, LLC*	Hudson, SD	Corn	55
Tall Corn Ethanol, LLC*	Coon Rapids, IA	Corn	49
Tate & Lyle	Loudon, TN	Corn	67
Trenton Agri Products, LLC	Trenton, NE	Corn	30
Tri-State Ethanol Co., LLC*	Rosholt, SD	Corn	18
United WI Grain Producers, LLC*^	Friesland, WI	Corn		40
U.S. Energy Partners, LLC	Russell, KS	Milo/wheat
		starch	40
Utica Energy, LLC	Oshkosh, WI	Corn	48
VeraSun Energy Corporation	Aurora, SD	Corn	102
VeraSun Fort Dodge, LLC^	Ft. Dodge, IA	Corn		110
Voyager Ethanol, LLC*	Emmetsburg, IA	Corn	50
Western Plains Energy, LLC*	Campus, KS	Corn	30
Western Wisconsin Renewable Energy, LLC*^	Boyceville, WI	Corn		40
Wyoming Ethanol	Torrington, WY	Corn	5
Total Existing Capacity			3738.7
Total Under Construction/Expansions				694.0
Total Capacity			4432.7

*	farmer-owned

^	under construction

Last Updated: February 2005

© 2000 Renewable Fuels Association

Operating Ethanol Plants in Minnesota

     Currently, there are 13 operational ethanol plants and three under construction in Minnesota, as follows:

     Agra Resources Coop (Exol). This facility is located in Albert Lea, Minnesota. It began production in 1999 and can produce 41 million gallons of ethanol annually. In 2004, the plant used 15.2 million bushels of corn.

     Al-Corn Clean Fuel. This facility is located in Claremont, Minnesota. It began production in 1996 and can produce 34 million gallons of ethanol annually. In 2004, the plant used 12.6 million bushels of corn.

     Archer Daniels Midland. This facility is located in Marshall, Minnesota. It began production in 1988 and can produce 40 million gallons of ethanol annually. In 2004, the plant used 14.8 million bushels of corn for ethanol production. The plant can also grind an additional 40 million bushels of corn for starch, sweeteners and other products.

     Central MN Ethanol Coop. This facility is located in Little Falls, Minnesota. It began production in 1999 and can produce 22 million gallons of ethanol annually. In 2004, the plant used 8.1 million bushels of corn.

     Chippewa Valley Ethanol Co. This facility is located in Benson, Minnesota, approximately 38 miles from our plant. It began production in 1996 and can produce 45 million gallons of ethanol annually. In 2004, the plant used 16.7 million bushels of corn.

     Cornerstone. This facility is located in Luverne, Minnesota. It began production in 1998 and can produce 21 million gallons of ethanol annually. In 2004, the plant used 7.8 million bushels of corn.

     Corn Plus, LLP. This facility is located in Winnebago, Minnesota. It began production in 1994 and can produce 47 million gallons of ethanol annually. In 2004, the plant used 17.4 million bushels of corn.

     DENCO, LLC. This facility is located in Morris, Minnesota. It began production in 1991 and can produce 24 million gallons of ethanol annually. In 2004, the plant used 9.0 million bushels of corn.

     Ethanol2000, LLP. This facility is located in Bingham Lake, Minnesota. It began production in 1997 and can produce 31 million gallons of ethanol annually. In 2004, the plant used 11.5 million bushels of corn.

     Heartland Corn Products. This facility is located in Winthrop, Minnesota. It began production in 1995 and can produce 37 million gallons of ethanol annually. In 2004, the plant used 13.7 million bushels of corn.

     Land O’ Lakes. This facility is located in Melrose, Minnesota. It began production in 1986 and can produce 3 million gallons of ethanol annually. The plant uses cheese whey, rather than corn, to produce ethanol.

     Minnesota Energy. This facility is located in Buffalo Lake, Minnesota, 47 miles from our plant. It began production in 1997 and can produce 19 million gallons of ethanol annually. In 2004, the plant used 7 million bushels of corn.

     Pro-Corn, LLC. This facility is located in Preston, Minnesota. It began production in 1998 and can produce 42 million gallons of ethanol annually. In 2004, the plant used 15.2 million bushels of corn.

     There are also two additional ethanol plants under construction in Minnesota in addition to our plant. Bushmills Ethanol, Inc., is a 40 mgy plant under construction in Atwater, Minnesota, approximately 50 miles from our plant, and which is being constructed by Fagen, our design-builder. Northstar Ethanol, LLC., is a 50 mgy plant under construction in Lake Crystal, Minnesota.

Operating Ethanol Plants in Eastern South Dakota

     Currently, there are several plants operating in eastern South Dakota near our plant as follows:

     Northern Lights Ethanol. This facility is located in Big Stone City, South Dakota, approximately 61 miles from Granite Falls. It began production in the summer of 2002 and can produce 50 million gallons of ethanol annually.

     Glacial Lakes Energy. This facility is located in Watertown, South Dakota, approximately 85 miles from Granite Falls. It began production in August 2002 and can produce 50 million gallons of ethanol annually. GLE, a significant investor and intended operator of our plant is the owner of this facility.

     VeraSun Energy Corporation. This facility is located in Aurora, South Dakota, approximately 88 miles from Granite Falls. It began production in the fall of 2003 and can produce 102 million gallons of ethanol annually.

     The nearest ethanol plant listed above is the ADM facility in Marshall, Minnesota, which is approximately 30 miles from Granite Falls. Despite the proximity of this plant and others to our proposed plant site, we believe there will be sufficient feedstock available within the local community and surrounding counties to supply our ethanol plant.

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

Marketing of our Ethanol and Distillers Grains

     Ethanol. We believe that most of our ethanol will be sold into local, regional and national markets throughout the United States by Aventine Renewable Energy, Inc., the re-marketer of all of our ethanol production. The local and regional markets include Minnesota, as well as markets in Colorado, Illinois,

Indiana, Iowa, Kansas, Missouri, Nebraska, South Dakota and Wisconsin. The national target markets for the facility will include the Pacific Northwest, the Southern and Southwest markets, as well as potential new markets on the East Coast and California due to anticipated MTBE phase-outs. See “Strategic Partners and Material Contracts — Marketing Agreement with Aventine Renewable Energy”.

     Distillers Grains. We believe that most of our distillers grains will be sold to cattle feeders and dairy operators in the western United States and primarily by Commodity Specialists Company (CSC), the re- marketer of all of our distillers grains production by rail. We will market our distillers grains production which is shipped by truck unless we also sell this to CSC. We will utilize the feed marketer employed by GLE to sell out distillers grains in western Minnesota. See “Strategic Partners and Material Contracts — Marketing Agreement with Commodity Specialists Company”.

Transportation and Delivery

     Transporting our ethanol and distillers grains is a significant expense that will vary based on transportation method, load size and destination. Because we have not yet determined where we will sell our products, we cannot estimate these costs. The plant will have the facilities to load ethanol and distillers grains onto trucks and rail cars. We expect that shorter hauls will be by truck and longer hauls will be by rail. On October 31, 2004, we executed a rail construction agreement with MGA Railroad Construction, Inc., for the construction of railroad tracks and switches at our plant site. We will pay MGA a total of approximately $1,114,000 for its construction activities. Payment is to be made on a monthly basis for work completed subject to a 10% retainage to be paid upon final completion .

     We expect that TC&W Railway will provide rail service directly to the proposed site and transport our products to other railroads including the Burlington Northern Sante Fe Railroad, a short distance away from our plant, or to railroads located in Minneapolis-St. Paul. Generally, the marketers of our products will negotiate freight rates with TC&W Railway and other railroads as well as certain trucking rates. In terms of freight rates, rail is considerably more cost effective than is truck transportation to the more distant markets.

Employees

     On October 13, 2004, our then existing Board of Governors elected Thomas Branhan as our Chief Executive Officer and General Manager and Michael Nealon as our Chief Financial Officer and Controller both of whom are employees of GLE. Messrs. Branhan and Nealon were designated by GLE pursuant to our operating and management agreement with GLE entered into as a condition to GLE’s and Fagen’s investment in us. Under our consulting agreement with GLE, we pay GLE $10,000 per month for consulting services during the construction and development of our plant. GLE is responsible for compensating Messrs. Branhan and Nealon for their services rendered to us. See “Strategic Partners and Material Contracts - Agreements with Glacial Lakes Energy, LLC”.

     Prior to completion of the plant construction and commencement of operations, we intend to hire 31 employees. Approximately ten of our employees will be involved primarily in management and administration and the remainder will be involved primarily in plant operations.

     Under our operating and management agreement with GLE, GLE will supply its own personnel to act as part-time contract officers and managers of our plant for the positions of Chief Executive Officer or General Manager, Commodities Manager, Environmental, Health and Safety Manager and Chief Financial Officer which it will be responsible for compensating.

     The following table represents the anticipated positions within the plant and the number of individuals we intend to employ for each position:

	Provided by	No. of
Position	GLE	Employees
CEO/General Manager	1
CFO	1
Commodities Manager	1
Environmental, Health and Safety Manager	1
Feed Manager	1
Plant Manager		1
Operations Manager		1
Plant Controller		1
Maintenance Manager		1
Maintenance Assistants and Electrician		4
Boiler Operators		4
Production Supervisors		4
Plant Operators		8
Lab Supervisor		1
Lab Assistant		1
Grains Supervisor		1
Grains Operators/Material Handlers		3
Administrative Assistant/HR Coordinator		1

Total	5	31

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

Strategic Partners and Material Contracts

Design-Build Agreement

     On August 31, 2004, we entered into our design-build contract with Fagen, one of our significant investors, for the design and construction of our ethanol plant. Fagen purchased 2,500 of our units in our Offering.

     About Fagen. Fagen is a privately-owned, heavy industrial contractor headquartered in Granite Falls, Minnesota, with extensive experience in the construction of agricultural-based facilities. In particular, Fagen has been the principal contractor and has performed work on many ethanol plant projects throughout the United States since its founding in 1988. Fagen’s ethanol project experience includes services provided to over 47 different ethanol plants including the construction of the ethanol plant owned and operated by GLE, our significant investor and eventually the operator of our plant.

     Fagen’s understanding of operational efficiencies and integration are essential to our success. Fagen also has knowledge and support to assist our management team in executing a successful start-up. Fagen is a meaningful project participant because of its investment and desire to facilitate the project’s successful transition from start-up to day-to-day profitable operation.

     We have no control over Fagen, nor do we have knowledge of how many ethanol plants it can simultaneously construct. If Fagen agrees to construct more ethanol plants at the time it is constructing our plant than it can construct either timely or successfully, then the construction of our plant may be either substantially delayed or cancelled.

     General Terms and Condition of Agreement. In connection with our determination to increase the capacity of our proposed plant, we submitted to Fagen a change order changing the scope of the original project to also include the equipment and services necessary to expand the capacity of the plant to produce up to 50 million gallons of ethanol annually. The expansion would include adding one fermenter and one centrifuge for a total of four fermenters and five centrifuges, as well as other additional equipment. On October 28, 2004, the Company and Fagen accepted the change order. Our operations permit presently allows for the production of up to 47 million gallons of ethanol a year and we are in the process of amending the permit so we can produce up to our plant’s capacity.

     Based on this and other change orders, we expect to pay Fagen (on progress basis) approximately $47,986,000 for the design and construction of the plant, subject to further adjustments made in accordance with the terms of the design-build contract.

     We will make payments to Fagen on a progress billing basis, based upon monthly applications for payment for all work performed as of the date of the application. We will retain 10% of the amount submitted in each payment application. However, when 50% of the work is completed, we will pay the full amount of each payment application. When the ethanol plant is substantially complete, we will pay Fagen all amounts we have retained. If we do not pay all undisputed amounts due within ten days after the due date, we will be charged interest at a rate of 18% per annum.

     If this contract is terminated by us without cause or by Fagen for cause, we will be required to pay Fagen a fee of $1,000,000 as compensation for the limited right to use the work product created by Fagen

     If Fagen encounters “differing site conditions,” then there will be an adjustment in the contract price and time of performance if these conditions adversely affect Fagen’s costs and performance time. “Differing site conditions” refers to any concealed physical conditions at the site that:

•	Materially differ from the conditions contemplated in the contract; or

•	Any unusual conditions which differ materially from the conditions ordinarily encountered in similar work.

     Under our design-build agreement, Fagen is responsible for:

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

     Under our design–build agreement, we are responsible for:

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

     Fagen has the right to stop or postpone work and to make reasonable adjustments to the time for completion of the ethanol plant if any of the following occurs:

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

     We have the right to terminate the design-build contract for any reason. However, if our termination is without cause, then we must provide Fagen with 10 days prior written notice. In addition, we must pay Fagen for:

•	All work completed and any proven loss, cost or expense incurred in connection with Fagen’s work;

•	Reasonable costs and expenses attributable to the termination, including demobilization costs and amounts due to settle terminated contracts with subcontractors and consultants; and

     Early Completion Bonus. If the plant is substantially complete within the 425 days (14 months) from the date Fagen began construction, we will pay Fagen an early performance bonus of $8,000 per day for each day that substantial completion is achieved prior to the 425 days after the date of commencement. Based on a start date of December 1, 2004 and an anticipated substantial completion date of October 31, 2005, we may pay Fagen an early completion bonus of up to $736,000.

     No Consequential Damages. Neither Fagen nor us will be liable to the other for any consequential damages or losses such as loss of use, profits, business, reputation or financing.

     Performance Surety Bond. Fagen is not required to provide us with a performance and labor and material payment bond, or other form of performance security. This means that if Fagen does not perform, there will be no surety bond proceeds that could be used to complete the project. If Fagen withdraws from the project, we might be unable to complete the construction. This might cause us to abandon our business and could significantly reduce the value of our units.

     Timetable for Completion of the Project. Preliminary construction of the proposed plant by Fagen began on October 26, 2004. We gave notice to proceed with plant construction on December 1, 2004 which is the official start date of construction by Fagen for purposes of determining the performance bonus under the design-build contract. Based on estimates provided by Fagen, and assuming no adverse weather conditions, or delays in receiving necessary equipment, we expect to complete construction of the plant and begin producing ethanol and by-products by the end of October 2005. This schedule also assumes that weather, interest rates and other factors beyond our control do not upset our timetable. Factors or events beyond our control could hamper our efforts to complete the project in a timely fashion.

Agreements with Glacial Lakes Energy, LLC. (“GLE”)

     As a condition to GLE’s purchase of 6,500 membership units from us, we entered into a consulting agreement with GLE and an operating and management agreement each discussed below.

     About GLE. GLE is located in Watertown, South Dakota approximately 85 miles from our plant, and was formed for the purpose of constructing and operating an ethanol plant. In August 2001, GLE began construction of an ethanol production facility in Watertown, South Dakota. GLE began production at its facility in August 2002 and currently produces 50 million gallons of ethanol annually. We believe that GLE’s experience in the construction and operation of ethanol facilities benefit us greatly. We previously have had no relationship with GLE.

     Consulting Agreement with GLE. We entered into a consulting agreement with GLE effective July 2004, which we negotiated at arm’s length. Under the consulting agreement, GLE assists in planning, and directs and monitors, the construction of our proposed ethanol plant, including supervising any bidding process, letting all contracts, approving work schedules, making progress payments, securing lien waivers, enforcing our contractual rights and warranty claims and all other things necessary to bring construction of our facility to substantial completion. GLE services commenced in August 2004.

     As part of the agreement, GLE supplies its own personnel to act as part-time contract officers and managers of our plant for the positions of Chief Executive Officer or General Manager, and Chief Financial Officer. We pay GLE $10,000 per month for its consulting services and reimburse GLE for its pre-approved expenses, other than for travel to and from our facility. The consulting agreement will terminate upon the effective date of our operating and management agreement with GLE or sooner if we abandon our project.

     Operating and Management Agreement with GLE. We also entered into an operating and management agreement with GLE, which we have also negotiated at arm’s length. Under the operating and management agreement, it is anticipated that beginning one to three months prior to the estimated completion of our plant’s construction, GLE will begin to perform all services necessary for the equipping, start -up and ongoing operation of our ethanol plant. Subject in all cases to oversight by our Board of Governors (and, to the extent applicable, our audit committee), GLE’s contract services will include all activities incident to the day-to-day operations of our plant, such as:

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

     For GLE’s services, we have agreed to pay GLE a $35,000 monthly fee, plus an annual fee equal to 3% of our net income excluding revenues received under government programs. The monthly fee will be adjusted every three years for changes in the Consumer Price Index. We have also agreed to indemnify GLE against third parties claims brought against GLE on account of its contract services under the agreement, unless due to wrongful conduct by GLE.

     The initial term of the operating and management agreement is for five years. The agreement will automatically renew for successive one-year terms unless terminated 180 days prior to the start of a renewal term. We may also replace GLE upon notice by a vote of 75% of our disinterested governors if GLE materially breaches its obligations under the agreement.

Grain Procurement Agreement with Farmers Cooperative Elevator Company (the “Elevator”)

     At GLE’s request, in May 2004 we renegotiated our corn supply arrangements with the Elevator and entered into a new 12-year grain procurement agreement with the Elevator. Based on the new arrangements, the Elevator will no longer construct a new facility on the land it owns next to our site. We will construct the grain handling system on our site.

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

     The Elevator owns 605 of our membership units, of which 600 units were purchased in our Offering.

Marketing Agreement with Aventine Renewable Energy (“Aventine”)

     On August 31, 2004, we executed a two year renewable ethanol marketing agreement with Aventine whereby Aventine will purchase from us for re-marketing all of our ethanol production. We will receive the average net selling price (net of freight, transportation costs and commissions paid to Aventine) in a given month of ethanol sales by Aventine on behalf of us and eleven other ethanol plants. Our agreement begins with our first shipment of ethanol to Aventine. Aventine will be responsible for negotiating freight rates with railroads for the transport of our ethanol.

     Aventine purchased 500 of our membership units in our Offering.

Marketing Agreement with Commodity Specialists Company (“CSC”)

     On December 1, 2004, we executed a distillers grains marketing agreement with CSC whereby CSC will purchase from us for re-marketing all of our distillers grains that is shipped by rail from our plant and that amount of production that is shipped by truck that we choose to sell to CSC. The agreement commences upon the start-up of our plant and may be terminated by either party at any time upon 90 days notice after the first year. We will receive from CSC the net selling price (net of freight costs and commissions paid to CSC) that CSC receives from its customers. Our distillers grains must meet minimum quality feed trade standards. The price of distillers grains generally varies with grain prices, so that increases in grain costs are partially offset by increases in distillers grain prices. CSC will be responsible for negotiating freight rates with carriers for the transport of our distillers grains by rail.

     CSC purchased 100 of our membership units in our Offering.

Loan Agreement with First National Bank of Omaha (the “Bank”)

     On December 16, 2004, we entered into a Loan Agreement with the Bank to funding a portion of the cost of our ethanol plant. Under the loan agreement, the Bank has provided to us a construction loan up to $34,000,000, a revolving line of credit of $3,500,000, and standby letters of credit up to $1,000,000. As security for the Bank’s loans to us, we have granted the Bank a security interest in all of our assets and a mortgage on our real estate. We have no amounts outstanding yet under these facilities.

     Our Construction Loan From now until March 10, 2006, we will pay interest quarterly on amounts borrowed under the construction loan at a variable interest rate equal to one-month LIBOR plus 3.50%. Amounts borrowed under the construction loan will mature and convert into three term loans aggregating up to $34,000,000 on March 10, 2006 or earlier under certain conditions. The maturity date of each term loan will be March 10, 2011 and interest accrues on each term loan at a variable rate based upon one or three month LIBOR plus 3.00-3.50% depending on the particular loan. In addition to the required payments under the term loans, we will have to make an additional principal payment equal to 15% of our “excess cash flow” as defined in the loan agreement within 120 days of our calendar year-end.

     Our $3,500,000 Revolving Line of Credit and Letters of Credit. From now until December 15, 2005, we may borrow up to or request letters of credit not exceeding $3,500,000 in the aggregate under our revolving line of credit. We will pay interest monthly on amounts outstanding under the revolving line of credit at a variable rate based upon one month LIBOR plus 3.50%. We may also obtain up to an additional $1,000,000 in standby letters of credit.

     Commitment and Fees Payable to the Bank. We have paid the Bank $305,000 in due diligence, negotiation and commitment fees and we will pay the Bank an annual servicing fee of $30,000. Additionally, we will pay the Bank quarterly an unused commitment fee equal to 0.375% of the average unused portion of the $3,500,000 revolving line of credit beginning with the initial advance or March 10, 2006, whichever is earlier and the $5,000,000 long term revolving note which is one of the term loans beginning March 10, 2006. We are subject to a prepayment penalty ranging from 1-2% of the total facility if we were to prepay all or substantially all of the outstanding amounts prior to March 10, 2009.

     Loan Covenants and Indemnification Obligations. We are subject to various financial and non-financial loan covenants that include among other items minimum working capital amounts, minimum fixed charge coverage ratios and minimum net worth requirements. We are permitted to make distributions once a year (after the Bank’s receipt of a completed annual audit) of between 65% to 70% of our net income as long as we are in compliance with these and other loan covenants. After the conversion to the term loans, capital expenditures in excess of $500,000 in a fiscal year require the Bank’s prior approval. We have also agreed to indemnify the Bank for any claims or causes of actions arising out of the construction of our ethanol plant.

     Events of Default. We are subject to standard and customary events of default including (a) our failure to make timely payments to the Bank or other third parties who we owe more than $100,000, (b) our failure to perform our obligations under the Loan Agreement, (c) our failure to pay our debts as they mature, or we file or have filed against us a bankruptcy or similar proceeding, (d) a receiver or trustee is appointed for us or for our assets or a proceeding in dissolution or liquidation is commenced and is not discharged within 60 days, (e) Fagen ceases to be our general contractor under our design-build agreement, or (f) we abandon our ethanol plant project.

     If an event of default shall occur, the Bank may cease further disbursements, declare the loans terminated, declare the entire unpaid principal amount and any accrued and unpaid interest due and payable, and enforce its rights as a secured creditor including foreclosing upon its security interest and mortgage and taking possession of the property.

Regulatory Compliance and Permits

     Ethanol production involves the emission of various airborne pollutants, including particulate matter, carbon monoxide, carbon dioxide, nitrous oxide, volatile organic compounds and sulfur dioxide. To operate the ethanol plant, we require permits issued by the State of Minnesota. There is no assurance that we will be able to obtain all necessary permits to operate the ethanol plant. Further, we may be subject to regulations on emissions from the U.S. Environmental Protection Agency (“EPA”) or to additional regulations on emissions from the State of Minnesota. Currently, the EPA’s statutes and rules do not require us to obtain EPA approval to operate the ethanol plant, but this may change in the future. The EPA has in the past expressed concerns over the discovery of certain “volatile organic compounds” emissions some of which may be carcinogenic and has cautioned ethanol producers that it will sue companies whose plants do not comply with applicable laws and regulations. Additionally, the Minnesota Pollution Control Agency imposed penalties in 2002 on 12 Minnesota plants for alleged excessive air pollution resulting from inefficient control technology. The EPA has settled complaints for Clean Air Act violations with ethanol plants in Minnesota, Illinois, Wisconsin and Kansas. We intend to use the best available control technology, where required, in our proposed ethanol plant. There is no assurance that this will be sufficient to satisfy applicable EPA or Minnesota requirements or that such requirements will not change in the future.

     We continue to work towards obtaining all required permits for the construction of our ethanol plant. We have obtained a majority of the required air, water and other permits for our proposed plant which are summarized below.

     Minnesota Air Emissions Permits. We filed our Environmental Assessment Worksheet and Air Quality Permit Application with the Minnesota Pollution Control Agency (“MPCA”). Approval of the worksheet and our air emissions permit is required before beginning plant construction. Our air emissions permits were granted by MPCA in April 2004 and is valid for five years, subject to compliance monitoring.

     National Pollutant Discharge Elimination Permit. Before commencing operations at the plant, are required to obtain a National Pollutant Discharge Elimination Permit for any water discharges and surface water runoff. Specifically, we will use a significant amount of water per day to cool our closed circuit systems in the proposed ethanol plant and to produce ethanol. In April 2003, we filed for the National Pollutant Discharge Elimination Permit application with the MPCA. This was granted in May 2004 and is valid for five years, subject to compliance monitoring.

     Well Permits. We have drilled two separate wells for our water supply. One of the wells is on property currently owned by the Farmers Cooperative Elevator Company located about one mile from our plant site. Our other well is located on property partly owned by our project coordinator for which we have obtained an easement. Before pumping water from the wells, we must obtain water appropriation permits from the Minnesota Department of Natural Resources, which will determine if the location of each well will support a sufficient water supply and whether it is safe from any soil or ground water contamination. We anticipate receiving a three year conditional permit which will require us to frequently monitor and test the impact of our use of this well water over the short term.

     Spill Prevention, Control and Countermeasures Plan. We must prepare a spill prevention, control and countermeasures plan in accordance with standards set by the Environmental Protection Agency. The plan will outline our spill prevention measures for oil-based products such as denatured ethanol and will be supervised by the MPCA. The plan must be reviewed and certified by a professional engineer.

     Alcohol and Tobacco Tax and Trade Bureau (“TTB”) Requirements. Because ethanol is made from potentially human-consumable alcohol, we must comply with applicable TTB regulations. These regulations require us to apply for and obtain an alcohol fuel producer’s permit before commencing operations. The application must identify the principal persons involved in us and state whether any of these persons has ever been convicted of a felony or misdemeanor under federal or state law. The term of the permit is indefinite until terminated, revoked or suspended. The permit also requires that we maintain particular security measures, secure an operations bond and comply with specific tax provisions. We sent an application for this permit on March 2, 2005.

     Construction Permit. Because our proposed plant site is within two miles of the City of Granite Falls, we are required to obtain a construction permit from the City which we received in October 2004. From time to time, we may need to seek an amendment to this permit depending upon our final construction designs for the plant.

     In addition to the foregoing, we have also obtained the following relevant permits:

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

RISK FACTORS

     You should be aware that there are various risks associated with constructing and operating an ethanol plant and owning and interest in our company You should carefully consider these risk factors, together with all of the other information included herein.

Risks Associated with Construction and Development

We may need to select an alternative water source for the ethanol plant, increasing our costs and delaying construction and our ability to generate revenues.

     There is not adequate underground well water at our site in Granite Falls, Minnesota. We have drilled two separate wells for our water supply. One of the wells is on property about one mile from our plant currently owned by the Farmers Cooperative Elevator Company a member of us whose general manager and one of its board members are two of our governors. Our other well is located on property partly owned by our project coordinator. We have obtained the necessary easements from both these parties. However, we must obtain additional easements from the county and other property owners to build the necessary pipelines from these wells to our plant site. If we are unable to obtain these easements on satisfactory terms or at all, we will need to locate additional wells. If we need to locate additional wells for our water supply for this or any other reason, we likely will incur delays in beginning construction, increasing our costs and delaying the time when we may begin to generate revenues from products manufactured at our plant. This could reduce the value of your membership units.

We will incur additional expense if the Farmers Cooperative Elevator Company fails to supply us with corn.

     Our plan of operations assumes that the Farmers Cooperative Elevator Company, a member of us whose general manager and one of its board members are two of our governors, will supply our entire corn requirements. We cannot assure that the Farmers Cooperative Elevator Company can supply corn to us at a competitive price. If we cannot obtain our requirements from the Farmers Cooperative Elevator Company, we will need to seek alternative sources. This could have a material adverse impact on our financial position and the value of your units.

The project could suffer delays that could postpone our ability to generate revenues and make it more difficult for us to pay our debts.

     We commenced construction of our plant in October 2004 following the closing of our offering. We expect that it will be an estimated 12 to 14 months after we begin construction before we begin operation of the proposed ethanol plant. Construction projects often involve delays in obtaining construction permits, construction delays due to weather conditions, environmental issues or other events that delay the construction schedule. If it takes longer to obtain necessary permits or construct the plant than we anticipate, it would delay our ability to generate revenues and make it difficult for us to meet our debt service obligations. This could reduce the value of your membership units. Additionally, the longer it takes us to generate revenue, the longer you will have to wait to receive any distributions from us.

     The project could also be delayed if we encounter defective material or workmanship from Fagen which could delay production and our ability to generate revenues. We have not required Fagen to provide a performance bond or other guaranty that it can construct our plant. Under its proposed design-build contract, Fagen warrants that the ethanol plant will be free from defects in material or workmanship. If this warranty is breached and there are defects in material or workmanship, it may delay our commencing operations and delay our ability to generate revenues. If we discover defects after we begin operating, it could cause us to halt or discontinue our operations, which could damage our ability to generate revenues and reduce the value of your membership units. Our recourse in the event of a breach of this warranty by Fagen is to file an action against Fagen for breach of contract or breach of warranty which will be subject to the applicable statutes of limitations under the laws of the State of Minnesota.

Risks Associated with Our Formation and Operation

We are a newly formed company with limited working capital which could result in losses affecting the value of your membership units.

     We were organized on December 29, 2000 and have no operating history. We continue to be in our development stage. We have limited experience on which to base any conclusion as to whether we can be successful in the proposed construction and operation of the ethanol plant. We cannot assure you that our plans will materialize or prove successful. We cannot make representations about our future profit potential or our future income or losses. We do not know whether we will ever operate at a profit or if our membership units will appreciate in value. If our plans prove to be unsuccessful, you will lose all or a substantial part of your investment.

     The proceeds from our offering and our debt financing will be used to continue constructing the ethanol plant and to meet our initial operational needs. Our proposed use of such proceeds will pay our expenses for only a limited amount of time and there can be no assurance that the funds received through the offering and our debt financing will be sufficient to allow us to continue successfully.

GLE and Fagen may be able to control our business and affairs, and their interests may conflict with ours.

     Because of their right to appoint particular Governors, GLE and Fagen may be able to control, or significantly influence, decisions of our Board of Governors. In addition, we have entered into agreements with GLE giving it and its officers comprehensive, day-to-day management authority over our business and finances. As a result, GLE and Fagen could make decisions that adversely our other members. In addition, GLE’s and Fagen’s control over us could deter third parties from making an offer to acquire our business, which might harm investors.

We will depend on GLE and its officers, who will dedicate only part-time efforts to us.

     Under our agreement with GLE, GLE provides contract management of our business. GLE’s officers provide services to us on a part-time basis, without any specific time commitments. We cannot assure that the inherent conflicts of interest that will arise will not harm us.

Our success depends on hiring competent personnel, which may be difficult to attract to a rural community.

     Prior to completion of the plant, we plan to have 31 employees and the services from five personnel provided by GLE operating our business. Our success will depend in part on our ability to attract and retain competent personnel who will be able to help us achieve our goals. We must hire qualified managers, accounting, human resources and other personnel to staff our business. It may be difficult finding and hiring qualified employees at a salary that we will be able to afford. It may also be difficult to attract qualified employees to Granite Falls, Minnesota, a rural community. If we are unable to hire productive and competent personnel, our ability to produce and sell ethanol could be adversely affected. This would reduce our revenues and the value of your membership units.

Our Operating and Member Control Agreement contains restrictions on member’s rights to participate in corporate governance of our affairs.

     Our Operating and Member Control Agreement contains significant restrictions on a member’s rights to influence the manner or direction of management. Our Operating and Member Control Agreement contains restrictions on the ability of members to call a special meeting. A member or members owning at least 10% of the outstanding membership units may call a special meeting of the members. These restrictions may make it difficult for members to propose changes to our Operating and Member Control Agreement, without support from our Board of Governors. Our governors are divided into three classes. At each annual meeting of members, the members will elect governors of one class to serve for a three-year term. The classification of the Board of Governors will make it more difficult for members to change the composition of the Board because only a minority of the governors can be elected at one time. If a vacancy develops in our Board of Governors, the remaining governors may fill it.

     Our governors must discharge their duties with reasonable care, in good faith and in the best interest of us and our members. Despite this obligation, our Operating and Member Control Agreement generally eliminates governor liability to members and us unless it involves misconduct or negligence.

We conduct business with affiliates whose interests may conflict with ours.

     We entered into material contracts negotiated at arms’ length with affiliates that own units in us and have been heavily involved in our formation and operation. Fagen, our ethanol design-build contractor, is a member of us and one of its employee is a member of our Board of Governors. GLE is a member of us and is providing contract management services to us and will eventually operate and manage our plant operations. One of the board members of the Farmers Cooperative Elevator Company is a member of our Board of Governors. We will be accessing our water requirements on property currently owned by the Elevator and we will obtain our entire supply of corn from the Elevator, which itself is a member of us. We cannot assure you that these conflicts will not harm our business. Most of the members of our Board of Governors have also purchased units for their own accounts, and may purchase additional units. The various conflicts are discussed in the section entitled “Certain Transactions and Conflicts of Interest.”

Risks Associated with the Ethanol Industry

Competition from other and larger ethanol producers may impact our profitability.

     There is significant competition among ethanol producers. Our business faces a competitive challenge from larger producers, from plants that can produce a wider range of products than we can, and from other plants similar to our proposed ethanol plant. Our ethanol plant will be in direct competition with other ethanol producers, many of which have greater resources than we currently have. Large ethanol producers such as Archer Daniels Midland (ADM), Aventine Renewable Energy, Inc., Cargill and

VeraSun Energy Corporation, among others, are capable of producing a significantly greater amount of ethanol than we expect to produce. In addition, there are several Minnesota, Nebraska, South Dakota, Wisconsin and other Midwest regional ethanol producers which have recently formed, are in the process of forming or are under consideration, which are or would be of a similar size and have similar resources to us. There are currently 13 operational ethanol plants in Minnesota and two others under construction. ADM operates an ethanol plant approximately 30 miles from our proposed plant site.

Competition from large producers of petroleum-based gasoline additives and other competitive products may impact our profitability.

     Our proposed ethanol plant will also compete with producers of other gasoline additives made from raw materials other than corn having similar octane and oxygenate values as ethanol, such as producers of MTBE. MTBE is a petrochemical derived from methanol which generally costs less to produce than ethanol. Many major oil companies produce MTBE and strongly favor its use because it is petroleum-based. Alternative fuels, gasoline oxygenates and alternative ethanol production methods (including the use of cellulose-based biomass such as agricultural waste, forest residue, municipal solid waste and energy crops are also continually under development. The major oil companies have significantly greater resources than we have to market MTBE, to develop alternative products and to influence legislation and public perception of MTBE and ethanol. These companies also have significant resources to begin production of ethanol should they choose to do so.

Our profits and the value of your investment are impacted by corn supply and prices.

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

     Rising corn prices produce lower profit margins for the production of ethanol and therefore, represent unfavorable market conditions. This is especially true when market conditions do not allow us to pass along increased corn costs to our customers. The price of corn has fluctuated significantly in the past and may fluctuate significantly in the future. Substantial increases in the price of corn in 1996 caused some ethanol plants to temporarily cease production or lose money. We cannot assure you that we will be able to offset any increase in the price of corn by increasing the price of our products. If we cannot offset increases in the price of corn, our financial performance may be materially and adversely affected. We have entered into an agreement with the Farmers Cooperative Elevator Company, an affiliate of ours, to supply corn for our proposed ethanol plant. However, corn prices under this agreement will fluctuate with the market and will therefore be unpredictable.

We may be unable to profitably resell our ethanol and dry distillers grains.

     We have entered into marketing agreements for marketing most of the ethanol and dry distillers grains we produce. The marketers will market our ethanol and byproducts in national, regional and local markets. As a result, we will be dependent on these marketers or distributors to sell our ethanol and dry distillers grains. We do not plan to build our own sales force or sales organization to support the sale of ethanol or byproducts. We cannot assure that we can resell our products profitably in this manner.

Low ethanol and gasoline prices could reduce our profitability, depressing the value of your membership units.

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

     We will also need to purchase significant amounts of electricity to operate our proposed ethanol plant.The prices we pay for electrical power will have a direct impact on our costs of producing ethanol and our financial results.

Transportation costs have a significant impact on our profitability.

     We will ship our ethanol mostly by railroad to other parts of the United States for sale. The marketers of our products are responsible for negotiating freight rates with the railroads that will transport our products. Transportation costs may affect demand for our ethanol or reduce our profitability if our marketers cannot pass the costs on to our customers.

Risks Associated with Government Regulation and Subsidization

Federal regulations concerning tax incentives could expire or change which could reduce our revenues.

     Congress currently provides certain federal tax credits for ethanol producers and marketers. The ethanol industry and our business depend on continuation of these credits. The credits have supported a market for ethanol that might disappear without the credits. The credits are scheduled to expire December 31, 2010, based on the new volumetric ethanol excise tax credit (VEETC) included in the American Jobs Creation Act of 2004 passed in October 2004. These credits may not continue beyond their scheduled expiration date or, if they continue, the incentives may not be at the same level. The revocation or amendment of any one or more of these tax incentives could adversely affect the future use of ethanol in a material way, and we cannot assure you that any of these tax incentives will be continued. The elimination or reduction of federal tax incentives to the ethanol industry would have a material adverse impact on our business by making it more costly or difficult for us to produce and sell ethanol. If the federal ethanol tax incentives are eliminated or sharply curtailed, we believe that a decreased demand for ethanol will result.

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

     Our success will depend in part on effective enforcement of existing environmental and energy policy regulations. Many of our potential consumers are unlikely to switch from the use of conventional fuels unless compliance with applicable regulatory requirements leads, directly or indirectly, to the use of ethanol. Both additional regulation and enforcement of such regulatory provisions are likely to be vigorously opposed by the entities affected by such requirements. If existing emissions-reducing standards are weakened, or if governments are not active and effective in enforcing such standards, our business and results of operations could be adversely affected. Even if the current trend toward more stringent emissions standards continues, we will depend on the ability of ethanol to satisfy these emissions standards more efficiently than other alternative technologies. Certain standards imposed by regulatory programs may limit or preclude the use of our products to comply with environmental or energy requirements. Any decrease in the emission standards or the failure to enforce existing emission standards and other regulations could result in a reduced demand for ethanol. A significant decrease in the demand for ethanol will reduce the price of ethanol, adversely affect our profitability and decrease the value of your membership units.

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

Risks Associated with Membership Units

Because there is no public trading market for our units, you may be unable to resell them.

     There is no established public trading market for our membership units and an active trading market will not develop despite. To maintain our partnership tax status, you may not trade our membership units on an established securities market or readily trade our membership units on a secondary market (or a substantial equivalent). We therefore will not apply for listing of our membership units on any stock exchange or on the Nasdaq Stock Market. As a result, you will not be able to readily sell your membership units and could lose your investment.

We have significant transfer restrictions that could make it difficult to sell your membership units.

          Your ability to transfer your membership units is also restricted by our Operating and Member Control Agreement. To help ensure that a secondary market does not develop, our Operating and Member Control Agreement prohibits transfers without the approval of our Board of Governors. The Board of Governors will not approve transfers unless they fall within “safe harbors” contained in the publicly-traded partnership rules under the tax code, which include:

•	transfers by gift,

•	transfer upon death of a member,

•	transfers between family members and

•	transfers that comply with the “qualifying matching services” requirements.

     Transfers of membership units in violation of the publicly traded partnership rules or without the prior consent of our Board are invalid.

     The illiquid nature of the membership units could impact the value of your membership units and result in a lower sale price in the event you are permitted to transfer your membership units. You must bear the economic risks associated with your investment in us for an indefinite period of time.

Our substantial debt service could limit our future borrowing and other activities and ability to make cash distributions to you.

     Our debt service requirements makes us vulnerable to economic or market downturns because we have floating interest rates over LIBOR, subject to quarterly adjustments. If we cannot service our debt, we may be forced to (a) reduce or delay planned capital expenditures, (b) sell assets, (c) restructure our indebtedness or (d) seek additional equity capital. In addition, our debt load and service requirements could have important consequences which could reduce the value of your investment, including:

•	Limiting our ability to obtain additional financing;

•	Reducing funds available for operations and distributions because a substantial portion or all of our cash flows will be used to pay interest and principal on our debt;

•	Making us vulnerable to increases in prevailing interest rates;

•	Placing us at a competitive disadvantage because we may be substantially more leveraged than some of our competitors;

•	Subjecting all or substantially all of our assets to liens, which means that there could be no assets left for members in the event of a liquidation; and

•	Limiting our ability to adjust to changing market conditions, which could make us more vulnerable to a downturn in general economic conditions or our business.

Our loan covenants could restrict our future borrowing and other activities and ability to make cash distributions to you.

     The terms of our debt financing agreement contains numerous financial, maintenance and other restrictive covenants. These covenants may limit our ability to, among other things:

•	Incur additional indebtedness;

•	Make capital expenditures in excess of prescribed thresholds;

•	Make distributions to our members, redeem or repurchase our membership units;

•	Make various investments;

•	Create liens on our assets;

•	Utilize asset sale proceeds; or

•	Merge or consolidate or dispose of all or substantially all of our assets.

     A breach of these covenants could result in default under applicable debt agreements. If we default on any covenant, our lender could accelerate our indebtedness, in which case the entire debt would become immediately due and payable. If this occurs, we might not be able to repay our debt or borrow sufficient funds to refinance it. Even if new financing is available, it may not be on terms that are acceptable to us. These events could cause us to cease construction, or if the plant is constructed and operating, to cease operations.

You may experience dilution to the value of your membership units.

     Any future sale of membership units or rights to purchase additional units by us could lower the value of your units by diluting your ownership interest in us, reducing your voting power and reducing distributions that we may make to you.

Risks Related to Tax Issues in a Limited Liability Company

If we are not treated as a partnership for federal income tax purposes, the value of the units could decline.

     We expect to be taxed as a partnership for federal income tax purposes. This means that we will not pay any federal or state income tax, and our members will pay tax, and file tax returns, on their allocated share of our federal and state income. We cannot assure you, however, that we will be able to maintain partnership tax treatment. The Internal Revenue Service may from time to time review our tax status, and we cannot assure you that there will not be changes in the law or our operations that could cause us to lose our partnership tax status. We are not obtaining a ruling from the IRS on our tax status. If we lose our partnership tax status, then we may be taxed as a corporation. If we were treated as a corporation, we would be taxed on our net income at rates of up to 35% for federal income tax purposes. Further, you must treat distributions that we make to you as ordinary dividend income to the extent of our earnings and profits. These distributions are not deductible by us, thus resulting in double taxation of our earnings and profits. Our business and the value of your units may be harmed if we lose our partnership tax status. Please see “Income Tax Considerations of Owning Our Membership Units.”

You may be required to pay taxes on your share of our income even if we make no distribution to you.

     Unless there is a change of law or trading in our membership units is sufficient to classify us as a “publicly traded partnership,” our profits and losses will “pass-through” to our members who will pay tax on their share of our profits. You will likely receive allocations of taxable income that exceed any cash distributions we make. This may occur because of various factors, including but not limited to, accounting methodology, lending covenants that restrict our ability to pay cash distributions or our decision to retain or use the cash generated by the business to fund our operating activities and obligations. Accordingly, you may be required to pay income tax on your allocated share of our taxable income with personal funds, even if you receive no cash distributions from us.

You may not be able to deduct your share of our losses, which could have adverse tax consequences to you.

     Your interest in us will likely be treated as a “passive activity.” If you are an individual and your interest (including an interest owned indirectly through a pass-through entity such as a partnership or S corporation) is deemed to be “passive activity,” then your allocated share of any loss we incur will be deductible only to the extent of income or gains that you have earned from other passive activities. Passive activity losses that are disallowed in any taxable year are suspended and may be carried forward and used as an offset against passive activity income in future years. If your entire interest in a “passive activity” is disposed of to an unrelated person in a taxable transaction, then suspended losses with respect to that activity may then be deducted.

     These rules could restrict your ability to deduct any of our losses that pass through to you. Closely held C corporations also are subject to the passive activity limitations, but generally may deduct passive losses against a broader base of income.

ITEM 2. DESCRIPTION OF PROPERTY.

     Our ethanol plant is located on approximately 56 acres of real property consisting of two parcels located 1 1/2 miles east of Granite Falls, Minnesota between the City of Granite Falls and Minnesota Highway 23 located in Chippewa County, Minnesota. In August 2004, we exercised our option to purchase the two parcels for our industrial purposes for $336,000, or approximately $6,000 per acre. We have not obtained an independent appraisal of the property, although our Board of Governors believes the price represents fair market value for the property

     Our Board chose this plant site based on access to rail transportation, natural gas, and water, proximity and cost of raw material supplies, proximity to product markets and amenity to construction.

     Our principal business office is currently located in a temporary facility located on our site with an address of 15045 Highway 23 S.E., Granite Falls, Minnesota 56241. The permanent administration building is expected to be completed in April 2005.

     Our plant will consist principally of a raw storage and processing area, a fermentation area comprised principally of fermentation tanks, a finished product storage and distillation area and a drying unit for processing the distilled dried grains. In addition, the plant will include a fermenter walkway, gas dryer, evaporator and storage facilities for ethanol and distiller grains. The site will also contains improvements such as rail tracks and a rail spur, landscaping, drainage systems and paved access roads.

     On December 16, 2004, we executed a mortgage in favor of First National Bank of Omaha, N.A. of Omaha, Nebraska, creating a first lien on our real estate and a security interest in all of assets. See “Strategic Partners and Material Contracts — Loan Agreement with First National Bank of Omaha”.

ITEM 3. LEGAL PROCEEDINGS.

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

PART II

ITEM 5. MARKET FOR MEMBERSHIP UNITS AND RELATED MEMBER MATTERS.

     There is no public trading market for our membership units. We have 31,117 Units issued and outstanding and a total of 911 Unit holders.

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

     The Securities and Exchange Commission declared our registration statement on Form SB-2 (SEC Registration No. 333-96703) effective in February 2004. We commenced our Offering shortly thereafter.

     The following is a breakdown of Units registered and Units sold in the Offering:

	Aggregate price of		Aggregate price of
Amount	the		the
Registered	amount registered	Amount Sold	amount sold
30,000	$30,000,000	29,700	$29,700,000

     On October 15, 2004, we closed the Offering and stopped selling Units registered under our registration statement. During the Offering we sold 29,596 Units for an aggregate price of $29,596,000. In addition, we sold a total of 104 Units for consideration other than cash to several individuals and third parties in connection with their efforts in the Offering. We issued 79 Units for payment of services rendered by consultants (See “Certain Relationship and Related Transactions — Consulting Transactions”), 10 Units for payment of advertising conducted during 2003 and 15 Units to Granite Falls Bank, our escrow agent during the Offering, for payment of escrow account charges. We sold the Units without the assistance of an underwriter.

     As of December 31, 2004, our expenses related to the registration and issuance of these Units were $165,000.

     On September 24, 2004, we began releasing funds from escrow. On October 15, 2004, we issued a total of 29,700 Units consisting of 29,596 Units for cash to investor/members and 104 Units for consideration other than cash.

     As of December 31, 2004, our expenses related to the registration and issuance of these Units were $165,000 and were direct or indirect payments to others.

     Our net offering proceeds after deducting expenses related to the Offering were $29,535,000. As of December 31, 2004, we had used net offering proceeds of approximately $5,951,000 for construction of plant, building and facilities, approximately $1,700,000 for land and site development, $700,000 for repayment of indebtedness, and $793,000 for offering debt financing and organizational costs. All of these payments were direct or indirect payments to others except for $5,951,000 to Fagen, a member and our design-builder, for construction services and $700,000 to Granite Falls Bank, our former escrow agent and a member, for repayment of indebtedness. We also owe Fagen approximately $5,333,000 for construction services which we have retained but not paid yet in accordance with our design-build agreement with Fagen.

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

     We are a start-up limited liability company formed for the purpose of constructing and operating an ethanol plant near Granite Falls, Minnesota. We have begun construction of an ethanol plant that will produce ethanol and distillers grains for animal feed products. We purchased our 56- acre site for $336,000 in August 2004 located between the City of Granite Falls and Minnesota Highway 23. We expect the plant to have good access to both truck and rail transportation.

     We originally expected to build a 40 million gallon per year ethanol plant. We subsequently revised our business plan to expand the plant capacity to produce 50 million gallons of denatured fuel-grade ethanol. After further review, we determined that increasing our production capacity to 50 million gallons of denatured fuel-grade ethanol would likely result in more efficient operations for our ethanol plant. Our operations permit presently allows for the production of up to 47 million gallons of ethanol a year and we are in the process of amending this to produce up to our plant’s capacity. We do not expect this change to delay our anticipated date of start-up operation, which is currently the end of October 2005.

     Based on the increased capacity of our ethanol plant, we now expect that the project will cost approximately $62,667,000 instead of the $57,850,000 as previously planned. We are still in the development phase, and until the proposed ethanol plant is operational, we will generate no revenue. We anticipate that accumulated losses will continue to increase until the ethanol plant is operational.

     We have engaged experienced marketers to market ethanol and dry distillers grains to local, regional and national markets. We will be hiring staff to handle the direct operation of the plant, and currently expect to employ 31 people in addition to five personnel supplied by GLE, the intended operator of our plant.

     Plan of Operation for the Next 12 Months

     We expect to spend the next 12 months completing construction of the plant, site development and permitting and preparing for and commencing start-up operations.

     Plant Construction. In August 2004, we began site grading and dirt work at the plant site as part of our site preparation obligations under the design-build contract. These obligations included obtaining surveys, soil reports, and land disturbance and erosion control permits which we have accomplished, as well as, preparing the land such as site grading, preparing and stabilizing the soil in required areas, creating a replacement fill and storm water drainage and detention, as well as other similar items. We completed substantially all of the site preparation work in approximately the middle of November 2004 and will complete the remaining items in the spring and summer of 2005.

     On December 1, 2004, we instructed Fagen, our design-builder, to commence construction of the ethanol plant on our 56-acre site located near Granite, Falls Minnesota. We anticipate that we will need to purchase significant amounts of equipment in the next 12 months, all of which will be necessary for successful plant operations. Based on an estimates provided by Fagen, and assuming no adverse weather conditions, or delays in receiving necessary equipment, we expect to complete construction of the proposed plant and commence operations by the end of October 2005. This schedule assumes that weather, interest rates and other factors beyond our control do not upset our timetable. Factors or events beyond our control could hamper our efforts to complete the project in a timely fashion.

     Based on change orders signed to date, we will pay Fagen to build our plant a fixed fee of approximately $47,986,000. Fagen’s work will include construction of the following elements of our plant:

•	Dust Collection and Milling Equipment. Fagen will build a dust collection system to process corn delivered to the plant to limit corn dust and a hammermill to grind the corn.

•	Conversion and Liquefaction System, Fermentation System and Evaporation System. To create a cooked corn mash product, Fagen will build a system to mix ground corn in a tank and route the mash through a pressure vessel for steam cooking. The system will move the cooked mash through two additional tanks to add water and into one of three fermenters. As the fermenters fill, the system will add yeast to the cooked mash. The yeast will react chemically in the fermenters with the cooked mash to generate alcohol. After fermentation is complete, the system will pump the ethanol “beer” produced by the fermentation process to a different storage tank and then to a device (a beer column) that separates the ethanol from the mash.

•	Distillation and Molecular Sieve. To produce pure (200 proof) ethanol, the Fagen system will remove water from the ethanol. The system will pump the pure ethanol to another tank for blending with 5% natural gasoline as the ethanol is pumped into final storage tanks. The natural gasoline is added to make the ethanol unfit for drinking (denaturing).

•	Product Storage Area. Fagen will construct a tank farm including 190 proof ethanol storage (one 100,000 gal.), 200 proof ethanol storage, denaturant (gasoline) storage and denatured ethanol storage (two 750,000 gal. tanks). Fagen will cover the carbon steel tanks with floating roofs as required to comply with applicable environmental regulations.

•	Liquid/ Solid Separation System and Dryers. Fagen will build a system to remove water from the remaining corn mash using centrifuges, evaporators and dryers to produce distillers grains.

•	General Plant Infrastructure. Fagen will install necessary boilers, a cooling tower, a compressed air system and other processes, including a clean-in-place (CIP) system for cleaning. In order to remove volatile organic compounds (“VOCs”) that participate in the chemical formation of ozone in the atmosphere and particulate matter in the plant’s dryer exhaust, Fagen will install a thermal oxidizer system. Essentially, the thermal oxidizer burns off the VOCs and particulates. The system will capture the heat generated in the oxidation process for the plant’s boiler water. The plant will condition boiler feedwater by use of regenerative softeners and a deaerator and add appropriate boiler chemicals as the pre-heated water is pumped into the boiler. Fagen will install an ICM/ Phoenix Bio-Methanator to reduce organic acids in the process water, allowing water to recycle within the plant. To facilitate the plant operation, Fagen will also install a computer-based distributed control system with graphical user interface and three workstations.

     Fagen Engineering, LLC, an affiliate and subcontractor of Fagen, provides the civil engineering and site development designs for the ethanol plant and will continue to provide assistance in this area. As the designs are completed and approved, Fagen will construct the plant according to the designs.

     Other Construction Costs. In order to have Fagen continue construction during the winter, we are incurring other costs (such as frost removal). We have incurred approximately $60,000 through February 2005.

     Land and Site Development. We estimate that total land and site development costs will approximate $2,815,000 to meet Fagen’s requirements. These costs include:

•	Purchasing the 56-acre land parcel near Granite Falls, Minnesota for $336,000 which we did in August 2004;

•	obtaining all legal authority to use the site for its intended purposes, including obtaining proper zoning approvals, complying with elevation restrictions and conducting soil and water tests, grading the plant site to within six inches of final specifications, including rough grading for site roadways prior to breaking ground, testing and modifying the site’s soil to provide a minimum allowable soil bearing pressure of 4,000 pounds per square foot for fermentation foundations and 3,000 pounds per square foot for all other plant foundation elements; and

•	installation of natural gas, electrical, water supply and water treatment infrastructure necessary for the operation of the plant.

     Administration Building and Furnishings. We anticipate expending approximately $210,000 to build a 2,600 square foot light office administration building on the site and to purchase and install $140,000 of computer and telephone systems, furniture and other office equipment.

     Railroad. We have budgeted $1,304,000 to design and construct a rail spur from our plant site to the TC& W main rail line and to purchase and install the associated switching gear.

     Construction Insurance Costs. We have budgeted approximately $300,000 for builder’s risk insurance, general liability insurance, workers’ compensation and property insurance. We have not yet determined our actual costs and they may exceed this estimate.

     Capitalized Interest. This consists of the interest we anticipate accruing during the development and construction period of our project. We plan to borrow between approximately approximately $34 million. Our actual capitalized interest will vary on the amount we borrow and the applicable interest rate.

     Offering and Debt Financing Costs. We expect to pay total finance costs of $541,000 in connection with obtaining our $34 million debt financing loans. These costs include bank origination and legal fees, loan processing fees, appraisal and title insurance charges, recording and deed registration tax, mortgage tax, our legal and accounting fees associated with securing the financing. Our actual financing costs will vary on the amount we borrow. We paid a total of $525,000 related to the two equity offerings ($325,000 expensed in 2003 as offering costs, $35,000 expensed in 2003 as legal fees and $165,000 for the Offering in 2004).

     Organizational Costs. We project approximately $1,050,000 for legal, accounting and other costs associated with our organization and operation as an entity.

     Start-up Costs. We project $4,630,000 of start-up costs. These represent costs of beginning production after the plant construction is finished but before we begin generating income. Start-up costs include $750,000 of pre-production period expenses, $1,300,000 of initial inventories of corn and other ingredients and chemicals, our initial $500,000 of work-in-process, $950,000 of ethanol and dry distillers grain inventories, $380,000 of spare parts and maintenance shop items, and $750,000 of working capital.

     The following chart summarizes the anticipated progress on the construction of our plant.

Timeline	Projects
March 2005	Winbco start on Fermenters Set Evaporators Structural Steel Process Building DDG Building Tunnels & Auger cast at Silos Excavate and pour Energy Center foundations
April 2005	Set Process Building tanks
Install Dryer components & conveyors
Structural Steel Energy Center
Excavate and pour Cooling Tower basin
Pour 6” slabs in Process building and Energy Center
Masonry Process Building
Work on field-erected tanks

May 2005	Slipform Silos
Install Piping & Equipment Process Building
Erect Cooling Tower
Install Dryer components
Install Boiler / T.O.
Install Chiller
Set Heat Exchangers
Masonry Process Building & Energy Center
Grains Receiving Building
Electrical & Instrumentation
Work on field-erected tanks

June 2005	Set Centrifuges Install Piping & Equipment Process Building Work on field-erected tanks Grains Receiving Building Electrical & Instrumentation
July 2005	Install Truck Scales & Probe Install Piping & Equipment Process Building Work on field-erected tanks Energy Center Piping Electrical & Instrumentation Finishes Office/Lab Area Process Building
August 2005	Install Piping & Equipment Process Building Work on field-erected tanks Energy Center Piping Electrical & Instrumentation Finishes Office/Lab Area Process Building
September 2005	Electrical & Instrumentation Energy Center Piping Finishes Office/Lab Area Process Building Train Plant Personnel
October 2005	Electrical & Instrumentation Piping & Equipment Train Plant Personnel Test Equipment and Prepare for Start-up Operations Perform Water Trials and Hydrology Testing Commence Operations
November 2005	Seven day performance test Punch list

Permitting Activity

     We continue to work towards obtaining all required permits for the construction of our ethanol plant as explained in detail under “Regulatory Compliance Permits”. We have obtained a majority of the required air, water and other permits. Over the past several months we have obtained the following important permits and other rights:

•	In April 2004, we received an Air Emission Permit from the Minnesota Pollution Control Agency (the “MPCA”);

•	In May, 2004 we received a National Pollution Discharge Elimination System (NPDES/SDS) from MPCA;

•	In June 2004, we received a Conditional Water Use Permit for the Minnesota River from Chippewa County;

•	In July 2004, we received an Above Ground Storage Tank Permit (effective September 1, 2004) from the MPCA;

•	In August 2004, we received a Construction Storm Water Permit from the MPCA; and

•	In October 2004, we obtained our building permit from the City of Granite Falls.

Contracting Activity

     We continue to work towards obtaining all contracts necessary for the construction and operation of our ethanol plant. In addition to the material contract explained under “Significant Partners and Material Contracts”, over the past several months we have entered into the following agreements:

     In August 2004, we executed our agreement with Minnesota Valley Rural Electric Cooperative, our electrical service provider. Under this agreement, we will pay them a base fee of $8,000 per month plus regular rates for our electricity. We estimate we will pay Minnesota Valley approximately $1,000,000 for our first full year of operations.

     In August 2004, we entered into a proposal with Trinity Rail Group, LLC whereby the parties indicated the basic terms for us to lease from Trinity Rail 75 hopper cars to assist in the transport of our product by rail from our plant. We would lease these cars for a term of five years at a rate of $640 per month per car or $48,000 per month. Although these terms are subject to a formal definitive agreement, we understand that Trinity Rail has begun to manufacture the cars and we indicated on the proposal that we would accept delivery of the cars in July 2005.

     In October 2004, the Company entered into a Job Opportunity Building Zone Business Subsidy Agreement (“JOBZ Agreement”) with the City of Granite Falls. Under the JOBZ Agreement, the Company and its members are allowed certain tax exemptions and tax credits under Minnesota law because the Company’s plant is located in a “job opportunity building zone” or “JOBZ” (as defined by Minnesota statutes). These exemptions primarily include: (i) exemption for individuals from state income tax on amounts we allocate to our members, (ii) exemption for the Company from state income taxes, (iii) exemption from sales and use tax payable by us, and (iv) exemption from real property taxes increases on our property. The Minnesota JOBZ laws were designed to enhance economic growth and diversity in areas outside of the Minneapolis-St. Paul metropolitan area, to provide job growth and to put vacant land to use. We will be able to avail ourselves of these tax benefits and exemptions until December 31, 2015, provided we fulfill our obligations under the JOBZ Agreement. Our obligations include creating 30 new full-time equivalent positions with an average wage of at least $10.00 over a period of three years and filing timely progress reports with the City of Granite Falls. If we do not fulfill our obligations or we cease to operate prior to December 31, 2015, we will need to repay a portion of our tax benefits.

     On October 31, 2004, we executed a rail construction agreement with MGA Railroad Construction, Inc., for the construction of railroad tracks and switches at our plant site. We will pay MGA a total of approximately $1,114,000 for its construction activities. Payment is to be made on a monthly basis for work completed subject to a 10% retainage to be paid upon final completion.

     In December 2004, we executed an agreement with Center Point Energy/Minnegasco for the construction and maintenance of approximately 9.5 miles of an underground natural gas pipeline for the delivery of natural gas to our plant which we may purchase from other companies. We will pay Center Point Energy/Minnegasco a per unit fee to move the natural gas through our pipeline and have guaranteed movement of a minimum of 350,000 DT in calendar year 2005 and 1,400,000 DT annually thereafter through December 31, 2015, the end of the term.

     We have had verbal conversations with both the TC&W railroad and the Burlington Northern Santa Fe railroad for rail service and freight rates at our plant.

     We are also working towards finalizing agreements with natural gas providers.

     GLE will operate and manage our plant once operational. Farmers Cooperative Company will provide our corn supply needs. Aventine Renewable Energy, Inc. and CSC will provide us with our ethanol and distillers grains marketing services respectively. We expect to be very dependent on these companies after we begin operations.

Updates to Our Sources and Uses of Cash

     Sources and Uses of Cash. We originally estimated that we would require approximately $58,750,000 of total cash to pay for all of our construction and start-up costs. However, based on our decision to expand the plant, new estimates for our utilities, an expected early completion bonus to our design-builder, and other items, we estimate that our construction and start-up costs will be approximately $62,667,000.

     On December 16, 2004, we closed on our debt financing commitment with First National Bank of Omaha (the “Bank”) for the purpose of funding a portion of the cost of our ethanol plant. Under our loan agreement with the Bank, the Bank has provided to us a construction loan up to $34,000,000, a revolving line of credit of $3,500,000, and standby letters of credit in an amount up to $1,000,000. As security for the Bank’s loans to us, we have granted the Bank a security interest in all of our assets and a mortgage on our real estate. We have no amounts outstanding under these facilities. See “Strategic Partners and Material Contracts - Loan Agreement with First National Bank of Omaha”.

     The following tables describe our revised estimated use of our offering and debt financing proceeds. The figures are estimates only, and the actual uses of proceeds may vary significantly from the descriptions given below.

Revised Estimated Use of Offering and Debt Proceeds:

Plant Construction	$47,986,375	77.4%
Other Construction Costs	60,366	0.1
Land and Site Development	2,815,025	4.0
Utilities (natural gas, electric and water)	1,355,000	2.2
Repay Borrowings from Granite Falls Bank(1)	700,000	1.1
Rolling Stock	200,000	0.3
Administration Buildings and Furnishings	350,000	0.6
Railroad and Car Mover	1,424,000	2.3
Construction Insurance Costs	300,000	0.5
Capitalized Interest	693,065	1.1
Offering and Debt Financing Costs	1,066,629	1.2
Organizational Costs	1,050,477	0.6
Start-up Costs	4,630,000	7.5
Early Completion Bonus	736,000	1.2

Total Estimated Use of Proceeds	$62,666,937	100.0%

(1)	In July 2004, we borrowed $500,000 from Granite Falls Bank to enable us to purchase the land for our plant site (which we did in August 2004 for $334,000) and begin site preparation. Between February and June 2004, we borrowed an aggregate of $350,000 from Granite Falls Bank which we have used to fund legal, accounting and other costs associated with our organization and operation as an entity. We repaid these loans in September 2004 from proceeds of our Offering.

     Based upon offering proceeds of $29,700,000, and a term loan in the approximate amount of $34,000,000, we have approximately $63,700,000 of debt and equity available, which means we expect to have sufficient cash on hand to cover construction and related start-up costs necessary to make the plant operational.

Liquidity and Capital Resources

     As of December 31, 2004, we had cash and cash equivalents of $21,157,557 and total assets of $34,712,254. To date, we have sold 29,700 Units in our Offering raising proceeds of $29,700,000. We released proceeds of our Offering from escrow beginning on September 24, 2004.

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

     As of December 31, 2004, we had current liabilities of $5,724,685, which consists primarily of construction payables (primarily retainage to Fagen and other contractors) in the amount of $5,332,612, accounts payable in the amount of $330,592 and a Note to the City of Granite Falls in the amount of $47,800 due January 1, 2004, which has not been paid, and which we have been working with the City to extend and which may be forgiven under the terms of our Development Agreement with the City.

     Total members equity as of December 31, 2004 was $28,987,569. Since inception, we have generated no revenue from operations. For the year ended December 31, 2004, we have a net loss of $248,044 due to start-up costs.

     Repayment of Outstanding Bank Debt. As of September 24, 2004, we repaid all of our outstanding loans with Granite Falls Bank for operating expenses and land purchases in the aggregate amount of approximately $700,000.

     Sources of Funds. The following schedule sets forth our sources of funds from our Offering proceeds and our debt financing proceeds:

		Percent of
Source of Funds		Total
Member Equity	$29,700,000	46.6%
Term Debt	$34,000,000	53.4%
Total Sources of Funds	$63,700,000	100.00%

     If we need additional cash, we may borrow additional funds or sell additional Units. However, we have access to our $3,500,000 revolving credit line for hedging purposes and operations. We cannot assure success in obtaining additional financing if needed on acceptable terms, or at all.

     We do not have any off-balance sheet arrangements.

ITEM 7. FINANCIAL STATEMENTS.

GRANITE FALLS COMMUNITY ETHANOL PLANT, LLC
d/b/a Granite Falls Energy, LLC
(A Development Stage Company)

Financial Statements

December 31, 2004

C O N T E N T S

Report of Independent Auditors

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Governors
Granite Falls Community Ethanol Plant, LLC,
d/b/a Granite Falls Energy, LLC
Granite Falls, Minnesota

We have audited the accompanying balance sheet of Granite Falls Community Ethanol Plant, LLC, d/b/a Granite Falls Energy, LLC (a developmental stage company), as of December 31, 2004 and 2003, and the related statements of operations, changes in members’ equity (deficit), and cash flows for the years ended December 31, 2004 and 2003, and from inception (December 29, 2000) to December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Granite Falls Community Ethanol Plant, LLC, d/b/a Granite Falls Energy, LLC (a developmental stage company) as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years ended December 31, 2004 and 2003 and from inception to December 31, 2004 in conformity with U.S. generally accepted accounting principles.

/s/ Boulay Heutmaker, Zibell & Co. P.L.L.P.
Certified Public Accountants

Minneapolis, Minnesota
February 18, 2005

GRANITE FALLS COMMUNITY ETHANOL PLANT, LLC
d/b/a GRANITE FALLS ENERGY, LLC
(A Development Stage Company)

Balance Sheet

	December 31,	December 31,
	2004	2003

ASSETS
Current Assets:
Cash and equivalents	$21,157,557	$—
Interest receivable	7,277	—
Prepaid expenses	32,517	2,000

Total current assets	21,197,351	2,000

Property and Equipment:
Land	351,928	—
Construction in process	12,791,239	—
Office equipment	6,317	6,317

	13,149,484	6,317
Less accumulated depreciation	2,632	1,369

Net property and equipment	13,146,852	4,948

Other Assets:
Deferred financing costs	368,051	—

Total other assets	368,051	—

Total Assets	$34,712,254	$6,948

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities:
Checks drawn in excess of funds on deposit	$—	$11,417
Accounts payable	330,592	86,937
Payable to construction contractors	5,332,612	—
Accrued interest	13,681	11,518
Notes payable-City of Granite Falls	47,800	47,800
Notes payable-Granite Falls Bank	—	149,000

Total current liabilities	5,724,685	306,672

Commitments and Contingencies

Members’ Equity (Deficit):
Member contributions, net of costs related to capital contributions, 31,117 and 1,417 units outstanding at December 31, 2004 and 2003, respectively	30,163,978	628,641
Deficit accumulated during development stage	(1,176,409)	(928,365)

Total members’ equity (deficit)	28,987,569	(299,724)

Total Liabilities and Members’ Equity (Deficit)	$34,712,254	$6,948

Notes to Financial Statements are an integral part of this Statement.

GRANITE FALLS COMMUNITY ETHANOL PLANT, LLC
d/b/a GRANITE FALLS ENERGY, LLC
(A Development Stage Company)

Statement of Operations

			From Inception
	Year Ended	Year Ended	(December 29, 2000)
	December 31,	December 31,	to December 31,
	2004	2003	2004

Revenues	$—	$—	$—

Operating Expenses
Project coordinator	36,121	56,218	185,480
Surveying, site and permitting expense	37,219	30,792	157,729
Professional and consulting fees	238,517	126,805	488,229
General and administrative	69,705	57,672	146,083

Total operating expenses	381,562	271,487	977,521

Operating Loss	(381,562)	(271,487)	(977,521)

Other Income (Expense)
Interest income	151,931	748	155,900
Miscellaneous income	1,000	—	2,000
Interest expense	(19,413)	(6,317)	(32,034)
Offering costs	—	(324,754)	(324,754)

Total other income (expense), net	133,518	(330,323)	(198,888)

Net Loss	$(248,044)	$(601,810)	$(1,176,409)

Weighted Average Units Outstanding	8,820	1,417	1,219

Net Loss Per Unit	$(28.12)	$(424.71)	$(965.06)

Notes to Financial Statements are an integral part of this Statement.

GRANITE FALLS COMMUNITY ETHANOL PLANT, LLC
d/b/a GRANITE FALLS ENERGY, LLC
(A Development Stage Company)

Statement of Changes in Members’ Equity (Deficit)

		Deficit
		Accumulated
		During
	Members’	Development
	Contributions	Stage	Total

Balance - December 29, 2000	$—	$—	$—

Balance - December 31, 2000	—	—	—

Net loss for the year ended December 31, 2001	—	(106,025)	(106,025)

Balance - December 31, 2001	—	(106,025)	(106,025)

Capital contributions:
January 2002 - 200 units	55,000	—	55,000
March to July 2002 - 1,167 units, net of $35,962 of costs related to raising capital contributions	547,538	—	547,538
August 2002 - conversion of $25,000 note payable and accrued interest to the City of Granite Falls to 50 units	26,103	—	26,103
Net loss for the year ended December 31, 2002	—	(220,530)	(220,530)

Balance - December 31, 2002	628,641	(326,555)	302,086
Net loss for the year ended December 31, 2003	—	(601,810)	(601,810)

Balance - December 31, 2003	628,641	(928,365)	(299,724)
Capital contributions:
October 15, 2004 - 29,700 units, net of $164,663 of costs related to raising capital contributions	29,535,337	—	29,535,337
Net loss for the year ended December 31, 2004	—	(248,044)	(248,044)

Balance - December 31, 2004	$30,163,978	$(1,176,409)	$28,987,569

Notes to Financial Statements are an integral part of this Statement.

GRANITE FALLS COMMUNITY ETHANOL PLANT, LLC
d/b/a GRANITE FALLS ENERGY, LLC
(A Development Stage Company)

Statement of Cash Flows

			From Inception
	Year Ended	Year Ended	(December 29, 2000)
	December 31,	December 31,	to December 31,
	2004	2003	2004

Cash Flows from Operating Activities:
Net loss	$(248,044)	$(601,810)	$(1,176,409)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	1,263	1,264	2,632
Offering costs	—	324,754	324,754
Changes in assets and liabilities:
Prepaid expenses	(30,517)	(995)	(32,517)
Accrued receivable	(7,277)	—	(7,277)
Accounts payable	16,960	33,950	75,592
Accrued interest	2,163	6,317	14,784

Net cash used in operating activities	(265,452)	(236,520)	(798,441)

Cash Flows from Investing Activities:
Land acquisitions	(351,928)	—	(351,928)
Capital equipment	—	—	(6,317)
Payments for construction in process	(7,458,627)	—	(7,458,627)

Net cash used in investing activities	(7,810,555)	—	(7,816,872)

Cash Flows from Financing Activities:
Checks drawn in excess of cash	(11,417)	11,417	—
Net proceeds (payments) on short term notes payable	(149,000)	149,000	72,800
Member contributions	29,596,000	—	30,338,500
Payments for costs of raising capital	(70,663)	—	(200,625)
Payments for offering costs	(18,305)	(175,884)	(324,754)
Payments for financing costs	(113,051)	—	(113,051)

Net cash provided by (used in) financing activities	29,233,564	(15,467)	29,772,870

Net Increase (Decrease) in Cash and equivalents	21,157,557	(251,987)	21,157,557

Cash and equivalents – Beginning of Period	—	251,987	—

Cash and equivalents – End of Period	$21,157,557	$—	$21,157,557

Supplemental Cash Flow Information

Cash paid during the year for:
Interest	$17,251	$—	$18,354

Supplemental Disclosure of Noncash Investing and Financing Activities

Deferred offering costs in accounts payable	$—	$18,305	$18,305

Conversion of bank fees and offering costs into 94 member units in 2004. Conversion of note payable and accrued interest into 50 member units in 2002.	$94,000	$—	$120,103

Construction costs in payable to construction contractors	$5,332,612	$—	$5,332,612

Deferred financing costs in accounts payable	$255,000	$—	$255,000

Conversion of accounts payable into 10 member units	$10,000	$—	$10,000

Notes to Financial Statements are an integral part of this Statement.

GRANITE FALLS COMMUNITY ETHANOL PLANT, LLC
d/b/a GRANITE FALLS ENERGY, LLC
(A Development Stage Company)

Notes to Financial Statements

December 31, 2004 and 2003

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Granite Falls Community Ethanol Plant, LLC (the “Company”), which started construction on its plant location near Granite Falls, Minnesota in 2004, was originally organized to fund and construct a 40 million gallon ethanol plant with distribution to upper midwest states. The Board of Governors of the Company has approved a proposal to increase the plant size to be capable of producing up to 50 million gallons of ethanol a year. The Company’s operations permit presently allows for the production of up to 47 million gallons of ethanol per year. The Company is currently in the process of amending this permit to produce up to the plant’s capacity. In addition, the Company intends to produce and sell dried distillers grains as a co-product of ethanol production. Construction began in the third quarter of 2004. As of December 31, 2004, the Company is in the development stage with its efforts being principally devoted to organizational and construction activities. The Company plans on beginning operations by the end of October 2005.

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

Cash and Equivalents

The Company maintains some of its accounts at a financial institution which is a member of the Company. At times throughout the year, the Company’s cash balances at these financial institutions may exceed amounts insured by the Federal Deposit Insurance Corporation. Virtually all of the cash and cash equivalents at December 31, 2004 were short-term investments such as rated commercial paper with maturities less than ninety days and money market accounts.

GRANITE FALLS COMMUNITY ETHANOL PLANT, LLC
d/b/a GRANITE FALLS ENERGY, LLC
(A Development Stage Company)

Notes to Financial Statements

December 31, 2004 and 2003

Deferred Offering Costs

The Company defers the costs incurred to raise equity financing until that financing occurs. As of December 31, 2004, the Offering was completed and these costs have been netted against the proceeds received.

Deferred Financing Costs

Costs relating to the Company’s debt financing have been capitalized as incurred. Upon conversion of the Company’s construction loan to a term note, the Company will begin to amortize the debt issuance costs using the effective interest rate method.

Property and Equipment

Property and equipment is stated at the lower of cost or estimated fair value. Depreciation is provided over an estimated useful life by use of the straight line depreciation method. Depreciation expense for each year ending 2004 and 2003 was $1,264. Maintenance and repairs are expensed as incurred; major improvements and betterments are capitalized.

Fair Value of Financial Instruments

The fair value of the Company’s cash and equivalents and note payable to Granite Falls Bank approximates their carrying value. It is not currently practicable to estimate the fair value of the notes payable to the City of Granite Falls since these agreements contain unique terms, conditions, and restrictions, which were negotiated at arm’s length with the City of Granite Falls, as discussed in Note 3, there is no readily determinable similar instrument on which to base an estimate of fair value.

Grants

The Company will recognize grant income as other income for reimbursement of expenses incurred upon complying with the conditions of the grant. For reimbursements of capital expenditures, the grants are recognized as a reduction of the cost basis of the asset upon complying with the conditions of the grant.

GRANITE FALLS COMMUNITY ETHANOL PLANT, LLC
d/b/a GRANITE FALLS ENERGY, LLC
(A Development Stage Company)

Notes to Financial Statements

December 31, 2004 and 2003

Income Taxes

The Company is treated as a partnership for federal and state income tax purposes and generally does not incur income taxes. Instead, its earnings and losses are included in the income tax returns of the members. Therefore, no provision or liability for federal or state income taxes has been included in these financial statements.

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

Income and losses are allocated to all members based upon their respective percentage units held for the period being allocated. See Note 4 for further discussion of members’ equity.

3. NOTES PAYABLE

At December 31, 2004 and 2003, the Company has $47,800 of notes payable with the City of Granite Falls, Minnesota originally due on January 1, 2004, including interest at 7%. All notes are secured by terms and conditions of the Development Agreement dated February 2, 2001, and subsequently amended, between the City and the Company. The repayment of up to the entire amount may be forgiven subject to the covenants set forth in the Development Agreement.

GRANITE FALLS COMMUNITY ETHANOL PLANT, LLC
d/b/a GRANITE FALLS ENERGY, LLC
(A Development Stage Company)

Notes to Financial Statements

December 31, 2004 and 2003

Under the terms of the Development Agreement, the notes payable can be forgiven at a rate of $5,000 for each job created, up to ten jobs, within six months of the start-up of operations of the facility, provided each job pays a gross annual wage or salary of not less than $24,500. In addition, upon the completion of financing and organizational startup, $25,000 of the notes payable may be converted to equity with a market value of $25,000 or more. In August 2002, the City Council of Granite Falls approved the conversion of a $25,000 note due from the Company plus accrued interest into fifty membership units. The notes payable are completely forgiven, in their entirety, if the project is abandoned. As of December 31, 2004 the City has not required payment of this note as the City believes the Company is working towards the conditions of the Development Agreement.

As of December 31, 2003, the Company had a line of credit from a bank that expired January 15, 2004 at a maximum of $200,000 with an interest rate of 5.75% and secured by a separate security agreement and guaranteed by two members of the Company. The outstanding balance as of December 31, 2003 was $149,000 and was paid during 2004.

4. MEMBERS’ EQUITY

As specified in the Company’s operating agreement, the Company initially will have one class of membership units. No member shall transfer all or any portion of an interest without the prior written consent of the Board of Governors. The Company prepared an SB-2 Registration Statement for a minimum of 18,000 units which expired on December 27, 2003 because the Company did not raise the required minimum and, as a result, the related offering costs of $324,754 were expensed in 2003.

The Board voted to prepare a new offering and filed a Registration Statement with the United States Securities and Exchange Commission. This Registration Statement offered up to a minimum of 18,000 ($18,000,000) and a maximum of 30,000 ($30,000,000) of units for sale at $1,000 per unit. The minimum purchase was five units. The Registration Statement was declared effective in February 2004. The Company filed post-effective amendments to its Registration Statement in July and August 2004.

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

GRANITE FALLS COMMUNITY ETHANOL PLANT, LLC
d/b/a GRANITE FALLS ENERGY, LLC
(A Development Stage Company)

Notes to Financial Statements

December 31, 2004 and 2003

The Company has raised the minimum of $18,000,000 through the Offering and has executed a non-binding debt financing commitment with First National Bank of Omaha for a total credit facility of approximately $37 million. On September 24, 2004, the Company released funds from escrow having obtained subscription proceeds in excess of $25,000,000 which when combined with the $34,000,000 construction loan commitment would yield sufficient funds to construct the then estimated cost of the plant. The Company closed the Offering effective October 15, 2004 after receiving cash proceeds of $29,596,000. In addition to the Units sold, we issued a total of 104 Units for consideration other than cash to several individuals and third parties. Of the 104 Units, 79 Units were for payment of services rendered by consultants, 10 Units were for payment of advertising conducted during 2003, and 15 Units were to Granite Falls Bank for payment of escrow charges.

5. FINANCING

On December 16, 2004, the Company entered into a Loan Agreement with First National Bank of Omaha (the “Bank”) for the purpose of funding a portion of the cost of the ethanol plant. Under the Loan Agreement, the Bank has provided a construction loan for approximately $34,000,000, a revolving line of credit of $3,5000,000, and standby letters of credit in an amount up to $1,000,000. The loans are secured by substantially all assets. No amounts were outstanding under this loan agreement at December 31, 2004.

The Loan Agreement includes due diligence, negotiation, and commitment fees of $305,000 and an annual servicing fee of $30,000. Additionally, the Company will pay the Bank quarterly an unused commitment fee equal to 0.375% of the average unused portion of the $3,500,000 revolving line of credit beginning with the initial advance or March 10, 2006, whichever is earlier and the $5,000,000 long term revolving note which is one of the term loans beginning March 10, 2006.

Under the construction loan, the Company is to make quarterly interest payments at a variable interest rate equal to one-month LIBOR plus 3.50% until March 10, 2006. The amounts borrowed under the construction loan will mature and convert into three term loans aggregating up to $34,000,000 on March 10, 2006. The maturity date of each loan will be March 10, 2011 and interest accrues on each term loan at a variable rate based upon one-month or three- month LIBOR plus 3.00-3.50% depending on the particular loan. In addition to the required payments under the term loans, the Company will have to make an additional principal payment equal to 15% of the Company’s “excess cash flow” as defined in the loan agreement within 120 days of year-end.

The Company is subject to various financial and non-financial loan covenants that include among other items minimum working capital amounts, minimum fixed charge coverage ratios and minimum net worth requirements. The Company is permitted to make distributions once a year (after the Bank’s receipt of a completed annual audit) of

GRANITE FALLS COMMUNITY ETHANOL PLANT, LLC
d/b/a GRANITE FALLS ENERGY, LLC
(A Development Stage Company)

Notes to Financial Statements

December 31, 2004 and 2003

between 65% to 70% of net income as long as they are in compliance with these and other loan covenants. After the conversion to the term loans, capital expenditures in excess of $500,000 in a fiscal year require the Bank’s prior approval.

On January 6, 2005, the Company entered into an interest rate swap agreement with the Bank (as required under the Loan Agreement) in order to change the interest on some of the anticipated borrowings from a variable rate to a fixed rate. Under the interest rate swap, the Company will pay the Bank the quarterly difference between interest charged at a fixed rate of 7.69% and the variable rate of three-month LIBOR plus 3.00% on the “notional” amount of 17,000,000. The “notional” balance under the interest rate swap will match the principal balance of one of the three term loans mentioned above. The interest rate swap will become effective on September 10, 2005 and will terminate on March 10, 2011.

6. INCOME TAXES

The differences between the financial statement basis and tax basis of assets are as follows:

	December	December
	2004	2003
Financial statement basis of assets	$34,712,254	$6,948
Plus organization and start-up costs capitalized	1,133,269	494,916
Accumulated depreciation and amortization	(1,525)	(1,369)

Income tax basis of assets	$35,843,998	$500,495

There were no differences between the financial statement basis and tax basis of the Company’s liabilities.

7. COMMITMENTS AND CONTINGENCIES

The Company has revised its estimate of total costs of the project from $57,850,000 to $62,667,000. The Company anticipates funding the development of the ethanol plant by using grants, the proceeds it raised through its offering, and utilizing debt financing for the remainder of the costs.

In fiscal 2001, the Company made a nominal payment to obtain an option to purchase approximately 31 acres of land for a price of $168,000. In August 2004, the Company exercised this option.

GRANITE FALLS COMMUNITY ETHANOL PLANT, LLC
d/b/a GRANITE FALLS ENERGY, LLC
(A Development Stage Company)

Notes to Financial Statements

December 31, 2004 and 2003

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

In February 2003, the Company entered into an agreement with an unrelated party to act as the Company’s project consultant. The agreement pays $1,250 per week, with a one-time bonus of $40,000. This bonus was paid, in member units as previously discussed, after the Company raised the minimum amount of equity required to close on its public offering and secured a loan commitment by a prospective lender sufficient to finance the Company’s project.

In October 2003, subsequently renegotiated in May 2004, the Company entered into a twelve year corn storage and grain handling agreement with a member. The Company will pay weekly at market price (generally based on the daily posted board price at the Elevator’s Minnesota Falls branch) for corn delivered, subject to adjustments for corn of inferior quality or with excess moisture. The Company will also pay a weekly corn procurement fee of $0.05 per bushel of corn delivered. The corn procurement fee will increase in the fourth and eighth years of the agreement to $0.055 and $0.06, respectively, per bushel of corn delivered. In addition, the member has purchased $605,000 of units.

In August 2004, the Company entered into an agreement with an electrical service provider to provide electrical service to the ethanol plant. Under the agreement, in addition to paying the stated electric rates, the Company is required to install, or have installed, transmission lines and a substation. The cost of the transmission lines and substation are included in the Company’s anticipated total project costs of the ethanol plant as discussed above. Based on the agreement, the Company will pay them a base fee of $8,000 per month plus regular rates for our electricity. The Company estimates they we will pay the provider approximately $1,000,000 for the first full year of operations.

In August 2004, the Company entered into a contract with Fagen, a member, to design and build the ethanol plant for $45,749,700. Based on the decision to expand the capacity of the plant and other change orders, the Company now expects to pay Fagen

GRANITE FALLS COMMUNITY ETHANOL PLANT, LLC
d/b/a GRANITE FALLS ENERGY, LLC
(A Development Stage Company)

Notes to Financial Statements

December 31, 2004 and 2003

approximately $47,986,375. If the contract is terminated by the Company without cause or Fagen for cause, the Company will be required to pay Fagen a fee of $1,000,000 as compensation for the limited right to use the work product. Substantial completion of the entire work shall be achieved no later than 425 calendar days after the date of commencement. If the plant is substantially complete within the 425 days, the Company will pay Fagen an early performance bonus of $8,000 per day for each day that substantial completion is achieved prior to the 425 days after the date of commencement. Based on a construction start date of December 1, 2004 and an anticipated completion date of October 31, 2005, the Company may pay Fagen an early completion bonus of up to $736,000.

In August 2004, the Company entered into an exclusive two year renewable Ethanol Marketing Agreement with a member, Aventine Renewable Energy, Inc., whereby they will purchase from the Company for re-marketing all of the Company’s ethanol production. The agreement begins with the Company’s first shipment of ethanol. In addition, the ethanol marketer has purchased an equity interest in the Company of $500,000.

In August 2004, the Company entered into a Consulting Agreement and an Operating and Management Agreement with GLE, who is also a member. Under the Consulting Agreement, GLE will provide assistance in planning and will direct and monitor the construction of the Company’s ethanol plant. The Company will pay GLE $10,000 plus pre-approved expenses per month. The Consulting Agreement will terminate upon the effective date of the Operating and Management Agreement under which GLE will operate and manage the Company’s plant. The Company will pay GLE $35,000 per month plus 3% of the plant’s operating profits, exclusive of income from government programs, under the Agreement. The initial term of the operating and management agreement is for five years and will automatically renew for successive one-year terms unless terminated 180 days prior to the start of a renewal term.

In August 2004, the Company signed a letter of intent with a rail car builder for the lease of 75 covered hopper cars that will be manufactured by the builder. Based on the letter of intent, the Company expects to sign a five year lease agreement for $640 per month, per car, subject to potential adjustment based on final manufacturing costs. As December 31, 2004, no formal lease document has been signed.

In September 2004, the Company entered into an agreement with a consultant to provide consulting services for supplies of natural gas and electricity for the plant. The fees during the construction period shall be $15,000 plus pre-approved travel expenses and upon plant completion the fees shall be $2,400 per month plus pre-approved travel expenses. This agreement shall commence on October 1, 2004 and continue until six

GRANITE FALLS COMMUNITY ETHANOL PLANT, LLC
d/b/a GRANITE FALLS ENERGY, LLC
(A Development Stage Company)

Notes to Financial Statements

December 31, 2004 and 2003

months after the plant’s completion date. The agreement shall be month- to-month after the initial term and may be terminated by either party effective after the initial term upon sixty days prior written notice.

On October 31, 2004, the Company executed a rail construction agreement with MGA Railroad Construction, Inc., for the construction of railroad tracks and switches at its plant site. The Company will pay MGA a total of approximately $1,114,000 for its construction activities. Payment is to be made on a monthly basis for work completed subject to a 10% retainage to be paid upon final completion.

In December 2004, the Company entered into an agreement with an unrelated company for the construction of and maintenance of 9.5 miles of natural gas pipeline that will serve the plant. The agreement requires the Company have delivery of a minimum of 350,000 DT of natural gas in calendar year 2005 and 1,400,000 DT of natural gas annually through the term of the agreement. The Company will be charged a fee based on the DT of natural gas delivered through the new pipeline. This agreement will continue in effect until December 31, 2015 at which time it will automatically renew for consecutive terms of 1 year. A twelve month prior written notice is required to be given by either party to terminate this agreement.

In December 2004, the Company executed a distillers grains marketing agreement with Commodity Specialist Company (CSC) whereby CSC will purchase from the Company for re-marketing all of the distillers grains that are shipped by rail from the plant and that amount of production that is shipped by truck that the Company chooses to sell to CSC. The agreement commences upon the start-up of the plant and may be terminated by either party at any time upon 90 days notice after the first year.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

     Boulay, Heutmaker, Zibell & Co., P.L.L.P. has been our independent registered public accounting firm since the Company’s inception and is the Company’s independent registered public accounting firm at the present time. The Company has had no disagreements with its independent registered public accounting firm.

ITEM 8A. CONTROLS AND PROCEDURES.

     Our management, including our Chief Executive Officer and Chief Manager (the principal executive officer), and our Chief Financial Officer (the principal financial officer), have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES.

     On October 13, 2004, our then existing six member Board of Governors implemented the August 2004 amendments to our Operating and Member Control Agreement (the “2004 Amendments”). The 2004 Amendments require a seven member Board of Governors and permit Glacial Lakes Energy, LLC of Watertown, South Dakota (“GLE”) and Fagen, Inc. of Granite Falls, Minnesota (“Fagen”), our two significant investors and members, to elect three of the seven members of our Board of Governors. We adopted the 2004 Amendments in connection with and as a condition to GLE’s and Fagen’s purchase of $6,500,000 and $2,500,000 of our membership units, respectively. We also elected certain officers as designated by GLE pursuant to our operating and management agreement with GLE also entered into as a condition to GLE’s and Fagen’s investment in us.

     The 2004 Amendments require that we are governed by a Board of Governors of seven individuals. So long as GLE is a member and holds no less than 20% of our membership units, GLE has the right to designate two governors and an alternate governor to act in the absence of a GLE designated governor. So long as Fagen is a member and holds no less than 5% of our membership units, Fagen has the right to designate one governor.

     The remaining four governors constitute our “At-Large Governors” together with any governor to be elected to fill a vacancy created by a resignation of a GLE, Fagen or GLE appointee (an “At-Large Additional Governor”) shall be elected by the members of the Company. However, GLE, the Glacial appointee and Fagen shall not be entitled to vote with respect to the election of the At-Large Governors or any At-Large Additional Governor if GLE, the GLE appointee and/or Fagen, as applicable, continues to have the right to separately appoint one or more governors above. The At-Large Governors and any At-Large Additional Governors shall together (by majority vote of all such governors) designate an alternate (the “At-Large Alternate”) to serve as follows. If any At-Large Governor or At-Large Additional Governor is not available for, or during any part of, a meeting of the Board of Governors or to take action in writing in lieu of such a meeting, the At-Large Alternate is entitled to act as a Governor at such meeting, or during such part, or to take such action in writing (but only on behalf of one At-Large Governor or At-Large Additional Governor, if more than one is unavailable). The At-Large Governors and any At-Large Additional Governors shall together have the right to fill vacancies in the At-Large Governor and At-Large Additional Governor positions by majority vote.

     GLE designated Messrs. Terry Little and Doyle Thompson as governors and Mr. Terry Mudgett as the alternate governor. Fagen designated a current governor, Mr. Steve Core, as a governor. On October 13, 2004, our existing Board of Governors formerly accepted GLE’s and Fagen’s governor designations and appointed our four At-Large Governors to hold office until our first annual member meeting in 2005. Our At-Large Governors appointed a former governor, Myron Peterson, as the At-Large Alternate.

     Our At-Large Governors are classified into three classes. The Class I, II and III At-Large Governors will serve until the annual meeting of members in 2005, 2006 and 2007, respectively. At each annual meeting, our members will elect the At-Large Governors of the class up for election for a three year term.

     Our existing Board of Governors also elected as executive officers Messrs. Terry Little as Vice Chairman of the Board of Governors, Thomas Branhan as our Chief Executive Officer and General Manager and Michael Nealon as our Chief Financial Officer and Controller all of whom are currently associated with GLE as an employee or board member and all of whom were designated by GLE pursuant to our operating and management agreement with GLE.

     Our current executive officers and governors are as follows.

Name	Age	Position	Class
Paul Enstad	45	Governor and Chairman of the Board	III
Terry Little	44	Governor and Vice Chairman of the Board	—
Doyle Thompson	50	Governor	—
Steven H. Core	55	Governor	—
Julie Oftedahl-Volstad	50	Governor, Secretary and Treasurer	III
Scott Dubblede	43	Governor	II
Shannon Johnson	43	Governor	I
Myron Peterson	59	At-Large Alternate	—
Terry Mudgett	50	GLE Alternate	—
Thomas Branhan	59	Chief Executive Officer and General Manager	—
Michael Nealon	43	Chief Financial Officer and Controller	—

The following is a brief description of the business experience and background of the above individuals.

     Paul Enstad. Mr. Enstad has been farming near Granite Falls, Minnesota since 1978. He and his two brothers currently farm together as a partnership and raise corn and soybeans. He serves on the board of governors of the Farmers Cooperative Elevator Company, a member of us. In such capacity, he attends board meetings of the Farmers Cooperative Elevator Company and otherwise provides periodic, informal business advice. The Farmers Cooperative Elevator Company purchases agricultural products from its members and stores them for resale to food processors and sells agricultural goods and services to its members utilizing group buying leverage to obtain discounts not otherwise generally available to individual cooperative members.

     Terry Little. Mr. Little has been farming in Watertown, South Dakota since 1984. He and his brother currently farm together as a partnership and raise livestock and grain. He serves on the Board of Managers of GLE, our member. After growing up on a farm near Watertown, Mr. Little attended South Dakota State University and Iowa State University and received a degree in Veterinary Medicine. After a brief career in veterinary medicine, Mr. Little returned to the family farm and his current farming operation.

     Doyle Thompson. Mr. Thompson has been farming grain in Gary, South Dakota since 1975 until present. He also serves on the Board of Managers of GLE, our member. Mr. Thompson graduated from Gary High School and attended Canby Vo-Tech in Production Agriculture. Mr. Thompson also serves on the H-D Electric Board of Directors.

     Steven H. Core. Mr. Core became a governor in November 2002. He was our Vice President of Operations from November 2002 to October 2004. He worked for us on a part-time, unpaid basis. Mr. Core has over 30 years of agricultural business management experience. Since January 2002, Mr. Core has served as a contract employee to Fagen. on new ethanol plant construction. Between 1994 and 2002, he served as General Manager of Corn Plus, a Winnebago, Minnesota ethanol producer. During his tenure, he supervised a staff of 34 employees that produced 44.0 million gallons of ethanol annually. Between 1983 and 1994, he served in various management capacities (most recently as Agronomy, Credit and New Ventures Manager) with Grain Land Coop., a $90 million Delavan, Minnesota agricultural cooperative with six locations. Mr. Core is also a member of the Board of Directors of the Renewable Fuels Association and is a member of the Minnesota Ethanol Coalition and the Corn Growers Association. He received his Associates of Applied Sciences in Agricultural Business degree in 1970 from Eastern Iowa Community College.

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

     Myron D. Peterson. Mr. Peterson was designates by our At-Large Governors as our At-Large Alternate generally to act in the absence of an At-Large Governor. He was a former governor of the Company prior to the closing of the Offering. He farms with his four brothers and their families in a family farm partnership established in 1972, growing about 3,600 acres of corn and soybeans in western Renville County. Mr. Peterson served seven years as a director of the Minnesota Corn Growers Association Board, most recently as membership chairman and County Plot chairman. In 2003, he became a director of the Minnesota Corn Research and Production Council. He has been a supervisor for Hawk Creek Township for the past 24 years and County Township Secretary-Treasurer for Renville County for 21 years. He is also a member of the Monsanto Corn Growers Advisory Council. Mr. Peterson has served two terms on Our Saviors Lutheran Church Council in Sacred Heart, Minnesota and was Council President for two years. He has also been past member of the Minnesota State Planning Agency Task Force on Ag-Land Preservation.

     Terry Mudgett. Mr. Mudgett was designated by GLE as our alternate governor to act in the absence of any GLE designated governor. He also serves on the Board of Managers of GLE. He has been a farmer for the past 26 years in Clark County, South Dakota and currently has a grain operation and cattle feed and cow/calf operation. He has also been involved as a seed salesman for the past several years.

     Thomas Branhan. Mr. Branhan has been serving as GLE’s CEO and General Manager since December 2001. Mr. Branhan will continue to serve as GLE’s CEO and General Manager while also serving as our CEO and General Manager. From December 1997 to November 2001 Mr. Branhan managed a 40 million pound per year acrylic chemical plant in Southern California. Mr. Branhan received his mechanical engineering degree from the University of Cincinnati.

     Michael Nealon. Mr. Nealon has been serving as GLE’s Chief Financial Officer and Controller since May 2002. He will continue to serve in these positions while also serving as our CFO and Controller. From July 1999 to January 2002, Mr. Nealon worked for BankFirst, a credit card issuer, in Sioux Falls, South Dakota as Director of Finance. Prior thereto, Mr. Nealon spent 15 years in public accounting as a controller for publicly held companies and as an accountant for Deloitte & Touche. Mr. Nealon received a degree in Business Administration from Creighton University in Omaha, Nebraska. Mr. Nealon is a certified public accountant.

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

Audit Committee

     On October 13, 2004, our Board of Governors established our audit committee consisting of Messrs. Enstad and Little and Ms. Oftedahl-Volstad. The audit committee is exempt from the independence listing standards because the Company’s securities are not listed on a national securities exchange or listed in an automated inter-dealer quotation system of a national securities association or to issuers of such securities. Nevertheless, each member of our audit committee is independent within the definition of independence provided by NASDAQ rules 4200 and 4350. Our board of governors has determined that we do not currently have an audit committee financial expert serving on our audit committee. We do not have an audit committee financial expert serving on our audit committee because no member of our board of governors has the requisite experience and education to qualify as an audit committee financial expert as defined in Item 401 of Regulation S-B and the board has not yet created a new director position expressly for this purpose. Our board of governors intends to consider such qualifications in future nominations to our board and appointments to the audit committee.

Board Nominations.

     The Company does not have a formal nominating committee.

Adoption of Code of Ethics

     Our Board of Directors has adopted a code of ethics that applies to our principal executive officer, Thomas Branhan and our principal financial officer, Michael Nealon. Our code of ethics is publicly available as an exhibit to our annual report on Form 10-KSB for the fiscal year ended December 31, 2003. Copies of our Code of Ethics are also available at no change by writing the Company at its address at 15045 Highway 23 S.E., Granite Falls, Minnesota 56241-0216, attn: Chief Financial Officer.

ITEM 10. EXECUTIVE COMPENSATION.

     We do not pay compensation directly to our executive officers. Under our consulting agreement with GLE, we pay GLE $10,000 per month to assist us in planning, directing and monitoring, the construction of our proposed ethanol plant. We also reimburse GLE for its pre-approved expenses, other than for travel to and from our facility. GLE services commenced in August 2004 and as of December 31, 2004, we paid GLE approximately $50,000 for services rendered to us pursuant to a consulting agreement.

     As part of the agreement, GLE supplies its own personnel to act as part-time contract officers and managers of our plant for the positions of Chief Executive Officer or General Manager, and Chief Financial Officer. GLE is responsible for compensating Messrs. Branhan and Nealon. See “Strategic Partners and Material Contracts — Agreements with Glacial Lakes Energy, LLC”.

     During 2004, and prior to GLE providing services to us under our consulting agreement, we paid our project manager approximately $36,000 for the services and out-of-pocket expenses.

     We do not have any compensatory security option plan for our executive officers and governors. None of our governors or officers has any options, warrants, or other similar rights to purchase our securities.

      In October 2004, our board of governors approved a governor compensation policy. The policy provides for payment to governors of a monthly fee based on attendance at the regular monthly board meeting. The fees we intend to pay are as follows: $600.00 per month to the Chairman, $600.00 per month to our governor who is also our corporate secretary and $500.00 per month to the other governors and alternates. We will also pay for mileage to and from the meeting at the standard mileage rate established from time to time by the IRS. We will not pay the fee if the governor does not attend the monthly meeting. We do not pay governors for attendance at committee meetings.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MEMBER MATTERS.

Security Ownership of Certain Beneficial Owners

     The following table sets forth certain information regarding the beneficial ownership of our units as of March 15, 2005, by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding units:

	Amount and nature of
Name and Address	beneficial owner	Percent of Class
Glacial Lakes Energy, LLC	6,500	20.9%
301 20th Avenue SE
Watertown, SD 57201

Fagen, Inc.	1,925	8.0%
501 West Highway 212
P.O. Box 159
Granite Falls, MN 56241

Units Beneficially Owned By Governors and Officers(1)

     The following table describes the ownership of units by our governors and officers and by all of our governors and officers as a group as of the date of this report. Members of the Board and our management do not hold any outstanding options or other convertible securities giving them a right to additional units.

Name	No. of Units	Percentage Ownership

Paul Enstad(2)(3)	650	2.1
Scott Dubbelde(3)	615	1.9
Steven H. Core	20	*
Julie Oftedahl-Volstad	25	*
Shannon Johnson	35	*
Myron Peterson(4)	60	*
All governors, alternate governors and officers as a group (eleven persons)(2)(3)	1405	4.5

* less than 1%.

(1)	The address of each individual is in care of us at 15045 Highway 23 S.E., Granite Falls, Minnesota 56241-0216.

(2)	Includes 20 units purchased by the Enstad Brothers partnership.

(3)	Includes 605 units purchased by the Farmers Cooperative Elevator Company, of which Mr. Dubbelde is general manager and Mr. Enstad is a director.

(4)	Includes 25 units purchased by Peterson Partners.

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

     We consider all of our governors other than Messrs. Little and Doyle, Fagen, GLE, the City of Granite Falls and the Farmers Cooperative Elevator Company to be our founders and promoters. One of our former governors, Steve Lindholm, is also one of our founders and may be considered a promoter. We have engaged, or plan to engage, in the following transactions involving our founders, governors and officers and their affiliates:

     Unit Purchase Transactions. We have issued units to our governors, founders and officers in transactions approved by our governors. In January 2002, Messrs. Enstad and Johnson and Ms. Oftedahl-Volstad, along with the Farmers Cooperative Elevator Company, Peterson Partners and Granite Falls Bank (whose President and majority owner is Mr. Lindholm), each purchased 25 units for $5,000, or $200 per unit. Mr. Dubbelde is the general manager, and Mr. Enstad is a director, of the Farmers Cooperative Elevator Company. Mr. Peterson is a partner of Peterson Partners. Messrs. Enstad, Johnson, Dubbelde and Ms. Oftedahl-Volstad are governors of us and Mr. Peterson is an At-Large Governor of us. At the same time, we sold Fagen 50 units for $25,000, or $500 per unit.

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

     Between March and July 2002, we conducted a private placement of units at $500 per unit. Messrs. Dubbelde and Johnson each purchased 10 units, the Farmers Cooperative Elevator Company, Mr. Core and the Enstad Brothers Partnership (of which Mr. Enstad is a partner) each purchased 20 units and Fagen purchased 120 units, in the private placement on the same terms as other purchasers. Mr. Core became one of our governors and our former Vice President of Operations in November 2002 and is a consultant to Fagen.

     On August 31, 2004, GLE and Fagen converted bridge loans in the amount of $6,500,000 and $2,500,000, respectively, into 6,500 and 2,500 units in the Offering at $1,000 per unit, respectively.

     Banking and Loan Transactions. Granite Falls Bank served as escrow agent for us in connection with the Offering. We also use the bank as our regular depository institution. In addition, in the future, should we need additional financing, the bank may lend us funds. We expect that Mr. Lindholm will negotiate with us on behalf of the bank, as he is no longer affiliated with us.

     In September 2003, Fagen and the Farmers Cooperative Elevator Company guaranteed and collateralized a $200,000 line of credit at Granite Falls Bank to provide us with working capital after we depleted the funds raised in our 2002 private placement. The line of credit bore interest at 5.75% per annum on the outstanding balance, which was $149,000 on December 31, 2003. The outstanding balance was due on January 15, 2004 and was extended until June 1, 2004. On February 19, 2004, we borrowed an additional $100,000 with interest at 5.75% from Granite Falls Bank pursuant to a promissory note due on October 31, 2004. We repaid the line of credit, and thereby retired the guarantors’ obligations, out of the net proceeds of the Offering.

     Consulting Transactions. In February 2003, we engaged Value Add Ventures, LLC, or (“VAV”), for services to assist us as a project consultant in our negotiation of contracts, planning of our equity marketing efforts, securing debt financing and other responsibilities related to the development of our proposed plant. We paid VAV $1,250 per week for its services and a bonus of $40,000 upon receipt of our binding commitment for debt financing, all of which was paid through the issuance of 79 of our units in October 2004. VAV’s principals, Messrs. William Riechers and Paul Casper, are associated with Fagen and other ethanol plants. Consequently, VAV may have conflicts of interest when advising us regarding contracts and agreements that we must enter into with Fagen.

     Operations Transactions. In October 2003, we entered into a Corn Storage and Delivery Agreement with Farmers Cooperative Elevator Company which was renegotiated in May 2004. We will purchase our entire requirements for corn from the Elevator. The Elevator purchased 600 units in the Offering and owns a total of 605 units.

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

     Construction Transactions. In August 2004, we signed our design-build agreement with Fagen to build our ethanol plant. Fagen is a member of us and one of our Governors, Mr. Core, is a consultant to Fagen. Although Mr. Core will not participate as a governor in our decisions regarding Fagen, his position as a consultant presents a potential conflict of interest when advising us regarding contracts and agreements that we have entered into or will enter into with Fagen.

     We may need to obtain an additional construction permit for our plant from the City of Granite Falls.

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

Our governors’ decisions regarding various matters, including expenditures that we make for our business, reserves for accrued expenses, including salaries for officers and reimbursement of governors’ expenses, loan covenants, capital improvements and contingencies will affect the amount of cash available for distribution to members.

•	We will reimburse our governors for out-of-pocket expenses relating to our business. We do not have a reimbursement policy or guideline for determining what expenses will be reimbursed. We will review and reimburse all reasonable expenses that governors submit to us.

•	We have retained counsel that has assisted us in various aspects of our formation and development. We have not retained separate counsel on behalf of unit holders.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

     Exhibits Filed as Part of this Report and Exhibits Incorporated by Reference.

     (a) The following exhibits are filed as part of this report. Exhibits previously filed are incorporated by reference, as noted.

Exhibit	Description	Method of Filing
3.1	Articles of Organization	1

3.2	Form of Fifth Amended and Restated Operating and Member Control Agreement	2

4.1	Form of membership unit certificate	1

4.2	Form of Escrow Agreement	3

10.2	Grain Procurement Agreement with Farmers Cooperative Elevator Company	7

10.4	Operating and Management Agreement with Glacial Lakes Energy, LLC	7

10.5	Consulting Agreement with Glacial Lakes Energy, LLC	7

10.10	Design Build Agreement dated August 31, 2004 with Fagen, Inc.	*

10.11	Ethanol Marketing Agreement dated August 31, 2004 with Aventine Renewable Energy, Inc.+	*

10.12	Rail Construction Agreement with MGA Railroad Construction, Inc. dated October 30, 2004	7

10.13	Electric Service Agreement dated August, 2004 with Minnesota Valley Cooperative Light and Power	*

10.14	Loan Agreement with First National Bank of Omaha	*

10.15	Distiller’s Grain Marketing Agreement with Commodity Specialists Company	*

10.16	Trinity Rail Proposal for Rail Cars	*

10.17	Job Opportunity Building Zone Business Subsidy Agreement	*

14.1	Code of Ethics	6

31	Certificates pursuant to 17 CFR 240 15d-14(a)	*

Exhibit	Description	Method of Filing
32	Certificates pursuant to 18 U.S.C. Section 135	*

(1)	Incorporated by reference to the exhibit of the same number on our Registration Statement on Form SB-2, No. 333-99065, originally filed on August 30, 2002.

(2)	Incorporated by reference as Appendix A to our Post Effective Amendment No. 1 filed July 21, 2004 to our Registration Statement on Form SB-2, No. 333-112567, originally filed on February 6, 2004.

(3)	Incorporated by reference to the exhibit of the same number in Pre-Effective amendment No. 1 filed on February 12, 2004 to our Registration Statement on Form SB-2, No. 333-112567, originally filed on February 6, 2004.

(4)	Incorporated by reference to the exhibit of the same number in Post Effective Amendment No. 2 filed July 29, 2004 to our Registration Statement on Form SB-2, No. 333-112567, originally filed on February 6, 2004.

(5)	Incorporated by reference to the exhibit on the same number in Post-Effective Amendment No. 3 filed on August 23, 2004 to our Registration Statement on Form SB-2, No. 333-112567, originally filed on February 6, 2004.

(6)	Incorporated by reference to the exhibit of the same number in our 10-KSB for the period ended December 31, 2003.

(7)	Incorporated by reference to the exhibit of the same number in our 10-QSB for the period ended September 30, 2004.

(*)	Filed herewith.

(+)	Material has been omitted pursuant to a request for confidential treatment and such materials have been filed separately with the Securities and Exchange Commission.

     (b)  Reports on Form 8-K. We filed reports on Form 8-K on (i) October 19, 2004 relating to the approval of our designated governors and the appointment of at-large governors, our executive officers and members of our audit committee, and (ii) December 22, 2004 relating to executing a definitive loan agreement with First National Bank of Omaha for our debt financing.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     The aggregate fees billed for professional services by Boulay, Heutmaker, Zibell & Co. P.L.L.P, our independent registered public accounting firm, in 2004 and 2003, consisted solely of audit fees and were as follows:

Type of Fees	2004	2003
Audit Fees(1)	$51,000	$44,000

(1)	Annual audit fees are the fees billed for professional services rendered for the audit of the Company’s annual financial statements and reviews of quarterly financial statements. This category also includes fees for consents, assistance with and review of documents filed with the SEC, attest services, work done by tax professionals in connection with the audit or quarterly reviews and accounting consultations and research work necessary to comply with generally accepted auditing standards.

     Our Audit Committee approves all audit, audit-related, tax services and other services performed for us by our independent auditors.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 31st day of March, 2005.

GRANITE FALLS COMMUNITY ETHANOL PLANT, LLC

By	/s/ THOMAS BRANHAN

Thomas Branhan,
Chief Executive Officer and Chief Manager

     Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons in the capacities indicated on the dates indicated.

/s/ PAUL ENSTAD	Governor and Chairman of the Board	March 31, 2005

Paul Enstad

/s/ TERRY LITTLE	Governor and Vice Chairman of the Board	March 30, 2005

Terry Little

/s/ SCOTT DUBBELDE	Governor	March 31, 2005

Scott Dubbelde

/s/ JULIE OFTEDAHL-VOLSTAD	Governor	March 31, 2005

Julie Oftedahl-Volstad

/s/ DOYLE THOMPSON	Governor	March 31, 2005

Doyle Thompson

/s/ SHANNON JOHNSON	Governor	March 30, 2005

Shannon Johnson

Governor

Steven H. Core

/s/ THOMAS BRANHAN	Chief Executive Officer and General Manager	March 31, 2005
(Principal Executive Officer)
Thomas Branhan

/s/ MICHAEL NEALON	Chief Financial Officer and Controller	March 31, 2005
(Principal Financial and Accounting Officer)
Michael Nealon