Form 10QSB
period 2005-03-31
GRANITE FALLS COMMUNITY ETHANOL PLANT LLC
filed 2005-05-16
CIK 1181749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☑ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal quarter ended March 31, 2005

OR

☐ Transition report under Section 13 or 15(d) of the Exchange Act.

For the transition period from            to            .

COMMISSION FILE NUMBER 00051277

GRANITE FALLS ENERGY, LLC

(Exact name of registrant as specified in its charter)

Minnesota	41-1997390
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15045 Highway 23 SE
Granite Falls, MN 56241-0216
(Address of principal executive offices)

(320) 564-3100 (Issuer’s telephone number)

Granite Falls Community Ethanol Plant, LLC

(Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☑ Yes     ☐ No

Indicate the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date:

As of May 13, 2005, there were 31,117 units outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐     No ☑

PART I - FINANCIAL INFORMATION

Item 1. Financial Information.

GRANITE FALLS ENERGY, LLC
(A Development Stage Company)

Balance Sheet

March 31,
2005

(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$10,305,676
Prepaid expenses	18,581

Total current assets	10,324,257

Property and Equipment:
Land	352,213
Construction in process	23,973,250
Office equipment	6,892

24,332,355
Less accumulated depreciation	(2,943)

Net property and equipment	24,329,412

Other Assets:
Deferred financing costs	424,752

Total other assets	424,752

Total Assets	$35,078,421

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities:
Accounts payable	$100,362
Payable to construction contractors	5,991,008
Accrued interest	14,763
Notes payable-City of Granite Falls	47,800

Total current liabilities	6,153,933

Commitments and Contingencies

Members’ Equity (Deficit):
Member contributions, net of costs related to capital contributions, 31,117 units outstanding at March 31, 2005	30,163,978
Deficit accumulated during development stage	(1,239,490)

Total members’ equity (deficit)	28,924,488

Total Liabilities and Members’ Equity (Deficit)	$35,078,421

Notes to Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC
(A Development Stage Company)

Statements of Operations

			From Inception
	Quarter Ended	Quarter Ended	(December 29, 2000)
	March 31,	March 31,	to March 31,
	2005	2004	2005

	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$—	$—	$—

Operating Expenses
Project coordinator	148	11,963	185,628
Surveying, site and permitting expense	—	21,852	157,729
Professional and consulting fees	80,862	57,413	569,091
General and administrative	62,162	13,556	208,245

Total operating expenses	143,172	104,784	1,120,693

Operating Loss	(143,172)	(104,784)	(1,120,693)

Other Income (Expense)
Interest income	81,173	—	237,073
Miscellaneous income	—	1,000	2,000
Interest expense	(1,082)	(4,017)	(33,116)
Offering costs	—	—	(324,754)

Total other income (expense), net	80,091	(3,017)	(118,797)

Net Loss	$(63,081)	$(107,801)	$(1,239,490)

Weighted Average Units Outstanding	31,117	1,417	4,434

Net Loss Per Unit	$(2.03)	$(76.08)	$(279.54)

Notes to Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC
(A Development Stage Company)

Statements of Cash Flows

			From Inception
	Quarter Ended	Quarter Ended	(December 29, 2000)
	March 31,	March 31,	to March 31,
	2005	2004	2005

	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net loss	$(63,081)	$(107,801)	$(1,239,490)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	311	316	2,943
Changes in assets and liabilities:
Prepaid expenses	13,936	(12,595)	(18,581)
Interest receivable	7,277	—	—
Accounts payable	20,067	58,793	95,659
Accrued interest	1,082	1,525	15,866

Net cash provided by (used in) operating activities	(20,408)	(59,762)	(1,143,603)

Cash Flows from Investing Activities:
Office equipment	(575)	—	(6,892)
Land	(285)	—	(352,213)
Construction in process	(10,523,615)	—	(17,982,242)

Net cash used in investing activities	(10,524,475)	—	(18,341,347)

Cash Flows from Financing Activities:
Checks drawn in excess of cash	—	(11,417)	—
Net proceeds on short term notes payable	—	121,000	72,800
Member contributions	—	—	30,338,500
Payments for costs of raising capital	—	—	(200,625)
Payments for offering costs	—	(42,434)	—
Payments for deferred financing costs	(306,998)	—	(420,049)

Net cash provided by (used in) financing activities	(306,998)	67,149	29,790,626

Net Increase (Decrease) in Cash and Cash Equivalents	(10,851,881)	7,387	10,305,676

Cash and Cash Equivalents — Beginning of Period	21,157,557	—	—

Cash and Cash Equivalents — End of Period	$10,305,676	$7,387	$10,305,676

- Continued -

Notes to Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC
(A Development Stage Company)

Statements of Cash Flows (continued)

			From Inception
	Quarter Ended	Quarter Ended	(December 29, 2000)
	March 31,	March 31,	to December 31,
	2005	2004	2005

	(Unaudited)	(Unaudited)	(Unaudited)
Supplemental Cash Flow Information

Cash paid during the period for:
Interest	$—	$2,429	$18,354

Supplemental Disclosure of Noncash Investing and Financing Activities

Conversion of bank fees and offering costs into 94 member units in 2004. Conversion of note payable and accrued interest into 50 member units in 2002	$—	$—	$120,103

Deferred offering costs in accounts payable	$—	$36,290	$—

Conversion of accounts payable into 10 member units	$—	$—	$10,000

Construction costs in construction payable	$5,991,008	$—	$5,991,008

Financing costs in accounts payable	$4,703	$—	$4,703

Notes to Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC
(A Development Stage Company)

Notes to Financial Statements

March 31, 2005

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements for the year ended December 31, 2004, contained in the Company’s annual report on Form 10-KSB for 2004.

In the opinion of management, the interim condensed financial statements reflect all adjustments considered necessary for fair presentation. The adjustments made to these statements consist only of normal recurring adjustments.

Nature of Business

Granite Falls Energy, LLC, formally known as Granite Falls Community Ethanol Plant, LLC (the “Company”), started construction on its plant location near Granite Falls, Minnesota in 2004, was originally organized to fund and construct a 40 million gallon ethanol plant with distribution to upper midwest states. The Board of Governors of the Company has approved a proposal to increase the plant size to be capable of producing up to 50 million gallons of ethanol a year. The Company’s operations permit presently allows for the production of up to 47 million gallons of ethanol per year. The Company is currently in the process of amending this permit to produce up to the plant’s capacity. In addition, the Company intends to produce and sell dried distillers grains as a co-product of ethanol production. Construction began in the third quarter of 2004. As of March 31, 2005, the Company is in the development stage with its efforts being principally devoted to organizational and construction activities. The Company plans on beginning operations by the end of October 2005. On April 28, 2005, members holding a majority of the Company’s outstanding limited liability company membership units voted to approve the amendment of the Company’s amended articles of organization to effect a legal name change from Granite Falls Community Ethanol Plant, LLC to the Company’s assumed name of Granite Falls Energy, LLC.

GRANITE FALLS ENERGY, LLC
(A Development Stage Company)

Notes to Financial Statements

March 31, 2005

Fiscal Reporting Period

The Company originally adopted a fiscal year ending December 31 for reporting financial operations. On April 28, 2005, members holding a majority of the outstanding limited liability company membership units voted to approve a change in the Company’s fiscal year from January 1 through December 31, to November 1 through October 31, effective as of April 28, 2005. Accordingly, subject to the approval of the Internal Revenue Service, the Company’s new fiscal year end will be October 31.

Accounting Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from those estimates.

Cash and Equivalents

The Company maintains some of its accounts at a financial institution which is a member of the Company. At times throughout the year, the Company’s cash balances at these financial institutions may exceed amounts insured by the Federal Deposit Insurance Corporation. Virtually all of the cash and cash equivalents at March 31, 2005 were short-term investments such as rated commercial paper with maturities less than ninety days and money market accounts.

Deferred Offering Costs

The Company defers the costs incurred to raise equity financing until that financing occurs. As of March 31, 2005, the minimum equity has been raised and these costs have been netted against the proceeds received.

Deferred Financing Costs

Costs relating to the Company’s debt financing have been capitalized as incurred. Upon conversion of the Company’s construction loan to a term note, the Company will begin to amortize the debt issuance costs using the effective interest rate method.

GRANITE FALLS ENERGY, LLC
(A Development Stage Company)

Notes to Financial Statements

March 31, 2005

Property and Equipment

Property and equipment is stated at the lower of cost or estimated fair value. Depreciation is provided over an estimated useful life by use of the straight line depreciation method. Maintenance and repairs are expensed as incurred; major improvements and betterments are capitalized.

Fair Value of Financial Instruments

The fair value of the Company’s cash and equivalents approximates their carrying value. It is not currently practicable to estimate the fair value of the notes payable to the City of Granite Falls since these agreements contain unique terms, conditions, and restrictions, which were negotiated at arm’s length with the City of Granite Falls, as discussed in Note 3, there is no readily determinable similar instrument on which to base an estimate of fair value.

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

GRANITE FALLS ENERGY, LLC
(A Development Stage Company)

Notes to Financial Statements

March 31, 2005

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

3. NOTES PAYABLE

At March 31, 2005 the Company has $47,800 of notes payable with the City of Granite Falls, Minnesota originally due on January 1, 2004, including interest at 7%. All notes are secured by terms and conditions of the Development Agreement dated February 2, 2001, and subsequently amended, between the City and the Company. The repayment of up to the entire amount may be forgiven subject to the covenants set forth in the Development Agreement.

Under the terms of the Development Agreement, the notes payable can be forgiven at a rate of $5,000 for each job created, up to ten jobs, within six months of the start-up of operations of the facility, provided each job pays a gross annual wage or salary of not less than $24,500. In addition, upon the completion of financing and organizational startup, $25,000 of the notes payable may be converted to equity with a market value of $25,000 or more. In August 2002, the City Council of Granite Falls approved the conversion of a $25,000 note due from the Company plus accrued interest into fifty membership units. The notes payable are completely forgiven, in their entirety, if the project is abandoned. As of March 31, 2005 the City has not required payment of this note as the City believes the Company is working towards the conditions of the Development Agreement.

4. MEMBERS’ EQUITY

As specified in the Company’s operating agreement, the Company initially will have one class of membership units. No member shall transfer all or any portion of an interest without the prior written consent of the Board of Governors. The Company prepared an SB-2 Registration Statement for a minimum of 18,000 units which expired on December 27, 2003 because the Company did not raise the required minimum and the related offering costs of $324,754 were expensed in 2003.

GRANITE FALLS ENERGY, LLC
(A Development Stage Company)

Notes to Financial Statements

March 31, 2005

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

The Company has raised the minimum of $18,000,000 through the Offering and has executed a non-binding debt financing commitment with First National Bank of Omaha for a total credit facility of approximately $37 million. On September 24, 2004, the Company released funds from escrow having obtained subscription proceeds in excess of $25,000,000 which when combined with the $34,000,000 construction loan commitment would yield sufficient funds to construct the then estimated cost of the plant. The Company closed the Offering effective October 15, 2004 after receiving proceeds of $29,596,000. In addition to the Units sold, the Company issued a total of 104 Units for consideration other than cash to several individuals and third parties. Of the 104 Units, 79 Units were for payment of services rendered by consultants, 10 Units were for payment of advertising conducted during 2003, and 15 Units were to Granite Falls Bank for payment of escrow charges. Subsequent to March 31, 2005, the Company has authorized the issuance of 39 Units to two members in exchange for property easements.

5. FINANCING

On December 16, 2004, the Company entered into a Loan Agreement with First National Bank of Omaha (the “Bank”) for the purpose of funding a portion of the cost of the ethanol plant. Under the Loan Agreement, the Bank has provided a construction loan for approximately $34,000,000, a revolving line of credit of $3,500,000, and standby letters of credit in an amount up to $1,000,000. The loans are secured by substantially all assets. No amounts were outstanding under this Loan Agreement at March 31, 2005.

GRANITE FALLS ENERGY, LLC
(A Development Stage Company)

Notes to Financial Statements

March 31, 2005

The Loan Agreement includes due diligence, negotiation, and commitment fees of $305,000 and an annual servicing fee of $30,000. Additionally, the Company will pay the Bank, quarterly, an unused commitment fee equal to 0.375% of the average unused portion of the $3,500,000 revolving line of credit beginning with the initial advance or March 10, 2006, whichever is earlier and the $5,000,000 long- term revolving note, which is one of the term loans, beginning March 10, 2006.

Under the construction loan, the Company is to make quarterly interest payments at a variable interest rate equal to one-month LIBOR plus 3.50% until March 10, 2006. The amounts borrowed under the construction loan will mature and convert into three term loans aggregating up to $34,000,000 on March 10, 2006. The maturity date of each loan will be March 10, 2011 and interest accrues on each term loan at a variable rate based upon one-month or three-month LIBOR plus 3.00-3.50% depending on the particular loan. In addition to the required payments under the term loans, the Company will have to make an additional principal payment equal to 15% of the Company’s “excess cash flow” as defined in the loan agreement within 120 days of year-end.

The Company is subject to various financial and non-financial loan covenants that include among other items minimum working capital amounts, minimum fixed charge coverage ratios and minimum net worth requirements. The Company is permitted to make distributions once a year (after the Bank’s receipt of a completed annual audit) of between 65% to 70% of net income as long as they are in compliance with these and other loan covenants. After the conversion to the term loans, capital expenditures in excess of $500,000 in a fiscal year require the Bank’s prior approval.

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

GRANITE FALLS ENERGY, LLC
(A Development Stage Company)

Notes to Financial Statements

March 31, 2005

6. COMMITMENTS AND CONTINGENCIES

The Company has revised its estimate of total costs of the project from $57,850,000 to $63,046,000. The Company anticipates funding the development of the ethanol plant by using grants, the proceeds it raised through its offering, and utilizing debt financing for the remainder of the costs.

In October 2003, subsequently renegotiated in May 2004, the Company entered into a twelve year corn storage and grain handling agreement with a member. The Company will pay weekly at market price (generally based on the daily posted board price at the Elevator’s Minnesota Falls branch) for corn delivered, subject to adjustments for corn of inferior quality or with excess moisture. The Company will pay a weekly corn procurement fee of $0.05 per bushel of corn delivered. The corn procurement fee will increase in the fourth and eighth years of the agreement to $0.055 and $0.06, respectively, per bushel of corn delivered. In addition, the member has purchased $605,000 of units.

In August 2004, the Company entered into an agreement with an electrical service provider to provide electrical service to the ethanol plant. Under the agreement, in addition to paying the stated electric rates, the Company is required to install, or have installed, transmission lines and a substation. The cost of the transmission lines and substation are included in the Company’s anticipated total project costs of the ethanol plant as discussed above. Based on the agreement, the Company will pay them a base fee of $8,000 per month plus regular rates for electricity. The Company estimates they will pay the provider approximately $1,000,000 for the first full year of operations.

In August 2004, the Company entered into a contract with Fagen, a member, to design and build the ethanol plant for $45,749,700. Based on the decision to expand the capacity of the plant and other change orders, the Company now expects to pay Fagen approximately $47,986,375. If the contract is terminated by the Company without cause or Fagen for cause, the Company will be required to pay Fagen a fee of $1,000,000 as compensation for the limited right to use the work product. Substantial completion of the entire work shall be achieved no later than 425 calendar days after the date of commencement. If the plant is substantially complete within the 425 days, the Company will pay Fagen an early performance bonus of $8,000 per day for each day that substantial completion is achieved prior to the 425 days after the date of commencement. Based on a start date of December 31, 2004 and an anticipated completion date of October 31, 2005, the Company may pay Fagen an early completion bonus of up to $736,000. As of March 31, 2005, the Company has incurred $21,561,417 of these costs of which $5,587,872 is included in accounts payable.

GRANITE FALLS ENERGY, LLC
(A Development Stage Company)

Notes to Financial Statements

March 31, 2005

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

In August 2004, the Company entered into a Consulting Agreement and an Operating and Management Agreement with GLE, who is also a member. Under the Consulting Agreement, GLE will provide assistance in planning and will direct and monitor the construction of the Company’s ethanol plant. The Company will pay GLE $10,000 plus pre-approved expenses per month. The Consulting Agreement will terminate upon the effective date of the Operating and Management Agreement under which GLE will operate and manage the Company’s plant. The Company will pay GLE $35,000 per month plus 3% of the plant’s operating profits under the Agreement. The initial term of the operating and management agreement is for five years and will automatically renew for successive one-year terms unless terminated 180 days prior to the start of a renewal term. As of March 31, 2005, the Company has incurred $80,000 of costs under the consulting agreement of which $30,000 is in accounts payable.

In August 2004, the Company signed a letter of intent with a rail car builder for the lease of 75 covered hopper cars that will manufactured by the builder. Based on the letter of intent, the Company expects to sign a five year lease agreement for $640 per month, per car, subject to potential adjustment based on final manufacturing costs. As March 31, 2005, no formal lease document has been signed.

In September 2004, the Company entered into an agreement with a consultant to provide consulting services for supplies of natural gas and electricity for the plant. The fees during the construction period shall be $15,000 plus pre-approved travel expenses and upon plant completion the fees shall be $2,400 per month plus pre-approved travel expenses. This agreement shall commence on October 1, 2004 and continue until six months after the plant’s completion date. The agreement shall be month-to-month after the initial term and may be terminated by either party effective after the initial term upon sixty days prior written notice. As of March 31, 2005, the Company has incurred and paid $15,000 of these costs.

On October 31, 2004, the Company executed a rail construction agreement with MGA Railroad Construction, Inc., for the construction of railroad tracks and switches at its plant site. The Company will pay MGA a total of approximately $1,114,000 for its construction activities. Payment is to be made on a monthly basis for work completed subject to a 10% retainage to be paid upon final completion.

GRANITE FALLS ENERGY, LLC
(A Development Stage Company)

Notes to Financial Statements

March 31, 2005

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

In December 2004, the Company executed a distillers grains marketing agreement with a member, Commodity Specialist Company (“CSC”), whereby CSC will purchase from the Company for re-marketing all of the distillers grains that is shipped by rail from the plant and that amount of production that is shipped by truck that the Company choose to sell to CSC. The agreement commences upon the start-up of the plant and may be terminated by either party at any time upon 90 days notice after the first year. In addition, the distillers grains marketer has purchased an equity interest in the Company of $100,000.

7. SUBSEQUENT EVENT

On May 3, 2005, the Company entered into an Agreement Regarding Plan of Reorganization (“Agreement”) with Gopher State Ethanol, LLC (“Gopher State”), and GS Acquisition Inc. GS Acquisition Inc. is the name of a yet-to-be-formed Minnesota corporation, which the Company expects to form as a wholly-owned subsidiary of the Company for the purpose of merging it with Gopher State. The Company expects that after the merger, GS Acquisition Inc. will cease to exist and Gopher State will survive as the Company’s wholly-owned subsidiary.

Item 2. Management’s Discussion and Analysis and Plan of Operation.

Cautionary Statements Regarding Forward Looking Statements

          This report contains forward-looking statements that involve future events, our future performance and our expected future operations and actions. In some cases you can identify forward-looking statements by the use of words such as “may,” “should,” “anticipate,” “believe,” “expect,” “will,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the following factors:

•	Changes in the availability and price of corn;

•	Increases or decreases in the supply and demand for ethanol;

•	Changes in the environmental regulations that apply to our plant operations;

•	Delays in plant construction or increases in the cost of construction;

•	Changes in interest rates or the availability of credit;

•	Changes in our business strategy, capital improvement or development plans;

•	Changes in plant production capacity or technical difficulties in operating the plant;

•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;

•	Changes in the availability and price of natural gas;

•	Increases or decreases in the supply and demand for distiller grains; and

•	Changes and advances in ethanol production technology.

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

Overview

          Granite Falls Energy, LLC is a development-stage limited liability company formed for the purpose of constructing and operating an ethanol plant on our 56-acre site located near Granite Falls, Minnesota. We recently changed our legal name from Granite Falls Community Ethanol Plant, LLC to Granite Falls Energy, LLC. Subsequent to the end of the period covered by this report, we filed a Form 8-A registration statement with the Securities and Exchange Commission indicating that we have total assets exceeding $10 million and more than 500 unit-holders. In addition to filing periodic reports, we will now have to comply with the proxy and tender offer rules and our directors, officers and significant unit-holders will have additional reporting obligations.

     We are in the process of constructing a 50 million gallon per year ethanol plant that will produce fuel-grade ethanol and distillers grains for animal feed products. We will not generate revenues until our plant is operational and we anticipate increases in our accumulated losses until the plant is operational. We currently expect to complete construction and begin plant operations in late October 2005.

          We originally expected to build a 40 million gallon per year ethanol plant, but subsequently revised our business plan to expand the plant capacity to produce 50 million gallons of ethanol. Based on the increased production capacity of our ethanol plant, we now expect that the project will cost approximately $63,046,000 instead of the $57,850,000 we had previously planned.

          We are financing our project with a combination of equity and debt capital. We raised equity in a public offering registered with the Securities and Exchange Commission. During the offering, we sold 29,700 units and received offering cash proceeds of $29,700,000. We closed the offering in October 2004. To complete project financing, we entered into a $34,000,000 term loan, a $3,500,000 revolving line of credit and standby letters of credit of up to $1,000,000 with First National Bank of Omaha. Our combined equity and debt capital is $63,700,000 excluding the revolving line of credit and standby letters of credit. Based upon our current total project cost estimate of $63,046,000, we expect our equity and debt capital sources to be sufficient to complete plant construction and begin start-up operations.

          We have engaged experienced marketers to market our ethanol and dried distillers grains to local, regional, and national markets. We will be hiring staff to handle the direct operation of the plant, and currently expect to employ 31 employees in addition to five personnel supplied by Glacial Lakes Energy, LLC pursuant to our operating and management agreement with Glacial Lakes.

          Since we are a development-stage company without any revenues, we do not have revenue, production or income data for the three months ended March 31, 2005, or comparable data for any prior periods. Accordingly, we do not provide a comparison of our financial results between reporting periods in this report. If you undertake your own comparison of our first fiscal quarter of 2004 and our first fiscal quarter of 2005, it is important that you keep this in mind.

Plan of Operations for the Next 12 Months

          We expect to spend the next 12 months completing construction of the ethanol plant, site development, and permitting, and preparing for and commencing start-up operations.

Plant Construction Activity

          We began site grading and dirt work for our ethanol plant in August 2004. The site work was completed in November 2004. On December 1, 2004, Fagen, Inc. began actual construction of the plant. We expect plant construction to be complete by late October 2005, however, we may experience construction delays caused by factors outside our control, such as weather-related delays. If plant construction is delayed, our ability to begin plant operations and generate revenues will also be delayed.

          Based on change orders signed to date, we will pay Fagen a fixed fee of $47,986,375 to build our plant. As of April 25, 2005, Fagen’s plant construction is approximately 52% complete.

          Process Building. Most of the structural steel is in place in the process building and the evaporators have been installed. Two of the four fermenters are nearly complete and work on the other two has begun. Fagen is installing structural steel and pouring concrete in the process building. Unusually cold weather during the month of April caused a short delay in the laying of concrete block in the process building. A return to warmer weather has allowed the concrete work to proceed.

          Distillers Grain Building. Fagen has installed steel mesh in the distillers grains building and the concrete flour has been poured.

          Energy Center. Excavation and foundation work on the energy center is complete. We have begun erecting the structural steel.

          Administration Building. The administration building is complete and we have moved our offices into this building.

          Silos. The auger cast pilings have been completed. We expect to begin slip forming of the silos in May, weather permitting.

The following chart summarizes our anticipated progress on plant construction as of the date of this report:

Timeline	Projects
May 2005	Excavate and pour Cooling Tower basin
Pour 6” slabs in Process building and Energy Center
Masonry Process Building
Work on field-erected tanks
Slipform Silos
Start dirt movement for rail siding construction
Install permanent electrical distribution wiring and transformers on site
Release bids and begin construction of well water transport and discharge lines
Release bids for on-site natural gas construction
Install Piping & Equipment Process Building
Erect Cooling Tower
Install Dryer components
Install Boiler / T.O.
Install Chiller
Set Heat Exchangers
Masonry Process Building & Energy Center
Grains Receiving Building
Electrical & Instrumentation
Work on field-erected tanks
June 2005	Set Centrifuges
Install Piping & Equipment Process Building
Work on field-erected tanks
Install well water pipeline and discharge line
Construction of water treatment building
Install main natural gas line from source provider
Install on-site natural gas pipeline and gas regulator pads
Grains Receiving Building
Electrical & Instrumentation
July 2005	Install Truck Scales & Probe
Install Piping & Equipment Process Building
Work on field-erected tanks
Install main natural gas line
Install on-site natural gas line and regulator pads
Construction of water treatment building
Finish well water pipeline and discharge line installation
Energy Center Piping
Electrical & Instrumentation
Finishes Office/Lab Area Process Building
August 2005	Install Piping & Equipment Process Building
Work on field-erected tanks
Install main natural gas line
Finish installation of on-site natural gas line
Construction of water treatment building and install equipment
Install rail siding and rail spurs
Energy Center Piping
Electrical & Instrumentation
Electrical distribution system activated
Finishes Office/Lab Area Process Building
September 2005	Electrical & Instrumentation
Construction of water treatment building and install equipment
Finish installation of main natural gas line

Timeline	Projects
Energy Center Piping
Finishes Office/Lab Area Process Building
Train Plant Personnel
October 2005	Electrical & Instrumentation
Piping & Equipment
Finish installation of water treatment system and test
Train Plant Personnel
Test Equipment and Prepare for Start-up Operations
Perform Water Trials and Hydrology Testing
Commence Operations
November 2005	Seven day performance test
Punch list

Permitting and Infrastructure Activity

          Permits. We have obtained most of the required air, water, construction and other permits necessary to construct and operate the plant. We received the following permits in 2004:

•	Air Emission Permit from the Minnesota Pollution Control Agency (the “MPCA”);

•	National Pollution Discharge Elimination System from the MPCA;

•	Conditional Water Use Permit for the Minnesota River from Chippewa County;

•	Above Ground Storage Tank Permit from the MPCA;

•	Construction Storm Water Permit from the MPCA; and

•	Building Permit from the City of Granite Falls.

          We still need to obtain well permits from the Minnesota Department of Natural Resources and an alcohol fuel producer’s permit from the Alcohol and Tobacco Tax and Trade Bureau. We must also prepare a spill prevention, control and countermeasures plan in accordance with standards set by the Environmental Protection Agency and supervised by the MPCA. We expect to obtain the well permits by June. We have started the application process for our alcohol fuel producer’s permit and expect to receive the permit prior to commencing plant operations. We have started preparation of the spill prevention, control and countermeasures plan and expect to present it for review and certification to our engineer prior to commencing plant operations.

          Electricity. Minnesota Valley Cooperative Light and Power Association has installed all of the transmission line poles and have strung most of the wire. Work is now being focused on sub-station equipment and underground electrical wire network for our buildings.

          Rail. Engineering bid requests are being submitted to us for the rail siding to connect our plant to the main rail line. We expect construction of the rail siding to begin in June.

          Water. We have obtained county permits to construct a water pipeline from our wells to the plant site. We are soliciting engineering bid requests for construction of the pipeline and expect construction of the pipeline to begin in June. Before pumping water from these wells, we must obtain a water appropriation permit from the Minnesota Department of Natural Resources. We expect to receive a three year conditional permit which will require us to frequently monitor and test the impact of our use of this well water over the short term. If these wells are unable to provide adequate water supply for plant operations, we will need to locate additional water supply sources. We have worked with the Army Corp. of Engineers and have obtained a conditional use permit from Chippewa County to use water from the Minnesota River. We have also obtained property easements from nearby property owners in the event we have to construct a water pipeline from the Minnesota River to our plant site. We have postponed further action on using water from the Minnesota River pending initial use and testing of the water supply provided by our wells.

          We expect that some portion of the water supply from these wells will need to be treated prior to its use in the plant. A water treatment unit will need to be constructed and installed at the plant site to address this need. We expect to engage Fagen to construct and install the necessary water treatment equipment at a cost of approximately $1,520,000.

Contracting Activity

          Management, Supply and Marketing Agreements. We continue to work towards securing all of the contracts necessary to construct and operate our ethanol plant. Glacial Lakes Energy, LLC is managing plant construction and will operate and manage the plant once we are operational. Farmers Cooperative Company will supply our corn. Aventine Renewable Energy, Inc. will market our ethanol and Commodity Specialists Company will market our dry distillers grains by rail. All of these contracts are critical to our success and we will be very dependent on each of these companies once we begin operations.

          Natural Gas. We expect to use various natural gas vendors to supply the natural gas necessary to operate the plant. U.S. Energy will assist us with sourcing natural gas through various vendors. We determined that sourcing our natural gas from a variety of vendors may prove more cost-efficient than using an exclusive supplier.

          Rail Service. Our ethanol and distillers grains marketing firms continue to discuss rail service and freight rates on our behalf with both the TC&W Railroad and the Burlington Northern Santa Fe Railroad.

          Railcar Lease. We have received a proposed lease from Trinity Rail Group, LLC for 75 hopper cars to assist us with transport of our dry distillers grains by rail. We would lease these cars for a term of five years at a rate of $640 per car or $48,000 per month, subject to potential adjustment based on the railcars’ final manufacturing cost. We have indicated that we would accept delivery of these cars on or about mid-October 2005. We have not yet executed the lease agreement and there is no assurance that the final agreement, when executed, will contain the terms we currently anticipate.

          Agreement with Gopher State Ethanol. Subsequent to the period covered by this report, we entered into an agreement with Gopher State Ethanol, LLC for the purpose of participating in the Minnesota ethanol producer incentive payments that Gopher State Ethanol is entitled to receive. All of our obligations under this agreement are subject to certain conditions that must be fulfilled prior to our obligation to perform.

          Gopher State is a debtor in possession under Chapter 11 of the U.S. Bankruptcy Code. Before its bankruptcy, it was an ethanol plant located in St. Paul, Minnesota and was entitled to ethanol production incentive payments pursuant to Section 41A.09 of the Minnesota Statutes. Because Gopher State no longer produces ethanol, it is not entitled to incentive payments at this time. Under the agreement, we intend to create a subsidiary and lease our ethanol plant to the subsidiary. We expect to merge this subsidiary into Gopher State. After the merger, Gopher State would operate our ethanol plant under the lease. We anticipate ethanol production at the plant operated by Gopher State to be eligible for the Minnesota ethanol producer incentive payments. The agreement provides that we will pay to Gopher State’s unsecured creditors 50% of any ethanol producer incentive payments we receive resulting from Gopher State’s future ethanol production at our facility. In exchange, Gopher State’s unsecured creditors will agree to release and discharge any and all claims against Gopher State.

          Our obligation to perform under the agreement is expressly conditioned upon our consent to the plan of reorganization proposed by Gopher State and the Bankruptcy Court’s approval of that plan. We will not take any further action under the agreement until these conditions are met. There is no assurance that a plan of reorganization satisfactory to us and Gopher State Ethanol will be reached or that the Bankruptcy Court will approve the plan of reorganization. In addition, there is no assurance and we cannot guarantee that even if a plan of reorganization is approved by the Bankruptcy Court, the state of Minnesota will agree to pay the Minnesota ethanol producer incentive payments to Gopher State based upon its operation and production of ethanol at our facility.

Liquidity and Capital Resources

          Sources and Uses of Cash. We originally estimated that we would require approximately $57,850,000 of total cash to pay for all of our construction and start-up costs. However, based on our decision to expand the plant from 40 million gallons per year to 50 million gallons per year, new estimates for our utilities, an expected early completion bonus to our design-builder, and other items, we estimate that our construction and start-up costs will be approximately $63,046,000.

          We have executed a loan agreement with First National Bank of Omaha (the “Bank”) for the purpose of funding a portion of the cost of our ethanol plant. Under our loan agreement with the Bank, the Bank has provided to us a construction loan up to $34,000,000, a revolving line of credit of $3,500,000, and standby letters of credit in an amount up to $1,000,000. As security for the Bank’s loans to us, we have granted the Bank a security interest in all of our assets and a mortgage on our real estate. As of March 31, 2005, there is not yet any amount outstanding under the construction loan.

          During the construction period, we will make quarterly interest payments on the construction loan at a variable interest rate equal to the one-month LIBOR plus 3.50% until March 10, 2006. On March 10, 2006, the amounts borrowed under the construction loan will convert into three term loans aggregating $34,000,000. The maturity date of each converted loan will be March 10, 2011. Interest on the converted loans will accrue at a variable rate based upon the one-month or three-month LIBOR plus 3.00% to 3.50% depending on the particular loan and subject to the interest rate swap agreement discussed below. We will also be required to make an additional principal payment equal to 15% of our excess cash flow, as that term is defined in the loan agreement, within 120 days of year-end.

          Our loan agreement required us to enter into an interest rate swap agreement with First National Bank to fix a portion of our anticipated borrowings from a variable to a fixed interest rate. Under this swap agreement, we will pay the Bank the quarterly difference between interest charged at a fixed rate of 7.69% and the variable rate of the three-month LIBOR plus 3.00% on the “notional” amount of $17,000,000. This “notional” balance will match the principal balance on one of the three term loans resulting from conversion of our construction loan. The interest rate swap will become effective on September 10, 2005 and will terminate on March 10, 2011.

          Our loan agreements contain restrictions and financial covenants to which we will be subject during the term of the agreements. If, for any reason, construction of our project is delayed, we may not be able to timely repay the loan. If interest rates increase, we will have higher interest payments, which could adversely affect our business.

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

Estimated Use of Offering and Debt Proceeds:

Plant Construction	47,986,375	76.1%
Other Construction Costs	120,883	0.2
Land and Site Development	2,828,333	4.5
Utilities (natural gas, electric and water)	1,535,000	2.4
Rolling Stock	205,367	0.3
Administration Building and Furnishings	352,479	0.6

Railroad and Car Mover	1,424,000	2.2
Construction Insurance Costs	300,000	0.5
Capitalized Interest (net of interest income)	664,499	1.1
Offering and Debt Financing Costs	1,066,838	1.7
Organizational Costs	1,196,228	1.9
Start-up Costs	4,630,000	7.3
Early Completion Bonus	736,000	1.2

Total Estimated Use of Proceeds	$63,046,002	100.0%

          Comparing the table of estimated uses above with the table of estimated uses contained in our most recent annual report, we have slightly increased the total project cost from $62,666,937 to $63,046,002. This increase results from increases in the following four categories:

          Other Construction Costs. Other construction costs increased from $60,366 to $120,833. This increase results from additional costs incurred to allow us to continue construction through the winter months including frost removal.

          Land and Site Development. The land and site development estimate increased slightly from $2,815,025 to $2,828,333 because of additional surveying costs.

          Utilities. Our estimated utilities cost increased by $180,000 due to pricing information that was recently made available relating to the construction and installation of the water treatment facility.

          Organizational Costs. We increased our cost estimate for organizational costs from $1,050,477 to $1,196,228 in connection with additional professional fees.

          The foregoing increases were partially reduced by a decrease in our cost estimate for capitalized interest from $693,062 to $664,499. This decrease results from additional interest income available from the escrow account, which we will use to offset the cost of capitalized interest.

          Based upon offering proceeds of $29,700,000, and a term loan in the approximate amount of $34,000,000, we have approximately $63,700,000 of debt and equity available, which means we expect to have sufficient cash on hand to cover construction and related start-up costs necessary to make the plant operational.

Quarterly Financial Results

          As of March 31, 2005, we had cash and cash equivalents of $10,305,676 and total assets of $35,078,421. Our assets primarily consist of construction-in-process of $23,973,250. To date, we have sold 29,700 units in our offering and raised proceeds of $29,700,000. We released the offering proceeds from escrow beginning in September 2004. We placed approximately $4,655,000 of the proceeds in our money market account with Granite Falls Bank to cover our short-term development needs. We have used the remaining proceeds to fund construction activity. Cash used to fund construction activities for the quarter ended March 31, 2005, totaled $10,523,615.

          As of March 31, 2005, we had current liabilities of $6,153,933, which consists primarily of construction payables (primarily retainage to Fagen and other contractors) in the amount of $5,991,008, accounts payable in the amount of $100,362 and a note to the City of Granite Falls in the amount of $47,800 due January 1, 2004, which has not been paid, and which we have been working with the City to extend and which may be forgiven under the terms of our Development Agreement with the City.

          Total members equity as of March 31, 2005 was $28,924,488. Since inception, we have generated no revenue from operations. For the quarter ended March 31, 2005, we have a net loss of $63,081 due to start-up costs.

Off-Balance Sheet Arrangements

          We do not have any off-balance sheet arrangements.

Item 3. Controls and Procedures.

     Our management, including our Chief Executive Officer and General Manager (the principal executive officer), Thomas Branhan, along with our Chief Financial Officer, (the principal financial officer), Michael Nealon, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2005. Based upon this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

     Our management, consisting of our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of March 31, 2005 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

          The Securities and Exchange Commission declared our registration statement on Form SB-2 (SEC Registration No. 333-96703) effective on February 17, 2004. We commenced our initial public offering shortly thereafter. Our initial public offering was for the sale of our membership units at $1,000 per unit. The offering ranged from a minimum aggregate offering amount of $18,000,000 to a maximum aggregate offering amount of $30,000,000. Our offering required that we raise the $18,000,000 in proceeds by August 31, 2004 and secure significant debt financing by September 30, 2004, both of which we timely accomplished.

          The following is a breakdown of units registered and units sold in the offering:

	Aggregate price of		Aggregate price of
Amount	the		the
Registered	amount registered	Amount Sold	amount sold
30,000	$30,000,000	29,700	$29,700,000

          On October 15, 2004, we closed the offering and stopped selling units registered under our registration statement. During the offering we sold 29,596 Units for an aggregate price of $29,596,000. These proceeds included $6,500,000 received from Glacial Lakes Energy, LLC and $2,500,000 received from Fagen, Inc. In addition, we sold a total of 104 Units for consideration other than cash to several individuals and third parties in connection with their efforts in the offering. We issued 79 Units for payment of services rendered by consultants, who are also members of our company. We also issued 10 units for payment of advertising conducted during 2003 and 15 Units to Granite Falls Bank, our escrow agent during the offering, for payment of escrow account charges. Subsequent to the period covered by this report, we authorized the issuance of a total of 39 units to two of our members in exchange for property easements. We sold our units without the assistance of an underwriter.

          On September 24, 2004, we began releasing funds from escrow. On October 15, 2004, we issued a total of 29,700 units consisting of 29,596 Units for cash to investor/members and 104 Units for consideration other than cash.

          As of March 31, 2005, our expenses related to the registration and issuance of these units were $165,000, which were netted against the offering proceeds. All of these expenses were direct or indirect payments to unrelated parties. Our net offering proceeds after deduction of expenses were $29,535,000. The following table describes our use of net offering proceeds through the quarter ended March 31, 2005:

Plant Construction	$21,221,000
Land and Site Development (includes utilities)	1,884,000
Operating Loans (repayment)	700,000
Financing Costs	667,000
Organizational Costs	296,000
Railroad and Car Mover	119,000
Construction Insurance	223,000
TOTAL:	$25,110,000

          All of the foregoing payments were direct or indirect payments to persons or entities other than our directors, officers, affiliates, or unit holders owning 10% or more of our units except for $15,973,545 paid to Fagen in exchange for construction services and $700,000 paid to Granite Falls Bank for repayment of indebtedness. Fagen is a member. Under our operating and member control agreement, Fagen’s ownership entitles it to appoint one governor to our board. As of March 31, 2005, we also owe Fagen $5,587,872 for construction services, which we have retained but not yet paid in accordance with our design-build agreement with Fagen. Granite Falls Bank is a member and our former escrow agent.

Item 3. Defaults Upon Senior Securities.

          None.

Item 4. Submission of Matters to a Vote of Security Holders.

          We did not submit any matter to a vote of members during the period covered by this report.

Item 5. Other Information.

          None.

Item 6. Exhibits. The following exhibits are included herein:

Exhibit No.	Exhibit
10.1	Agreement Regarding Plan of Reorganization between Gopher State Ethanol, LLC and Granite Falls Energy, LLC dated May 3, 2005

31.1	Certificate Pursuant to 17 CFR 240.13a-14(a).

31.2	Certificate Pursuant to 17 CFR 240.13a-14(a).

32.1	Certificate Pursuant to 18 U.S.C. § 1350.

32.2	Certificate Pursuant to 18 U.S.C. § 1350.

SIGNATURES

          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRANITE FALLS ENERGY, LLC

/s/ Thomas Branhan

May 16, 2005	Thomas Branhan
Chief Executive Officer and General Manager

/s/ Michael Nealon

May 16, 2005	Michael Nealon
Chief Financial Officer and Controller