Form 10QSB
period 2005-06-30
GRANITE FALLS COMMUNITY ETHANOL PLANT LLC
filed 2005-08-15
CIK 1181749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal quarter ended June 30, 2005
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
January 1 – December 31
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
As of August 12, 2005, there were 31,156 units outstanding.
Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

PART I — FINANACIAL INFORMATION
Item 1. Financial Information.
GRANITE FALLS ENERGY, LLC
(A Development Stage Company)
Balance Sheet

June 30,
ASSETS	2005
(Unaudited)
Current Assets:
Cash and cash equivalents	$196,459
Interest receivable	187
Prepaid expenses	7,708
Hedge account	129,815

Total current assets	334,169

Property and Equipment:
Land	391,213
Construction in process	38,472,145
Admin Building	215,049
Office equipment	55,497
Vehicle	20,387

39,154,291
Less accumulated depreciation	6,862

Net property and equipment	39,147,429

Other Assets:
Deferred financing costs	429,719

Total other assets	429,719

Total Assets	$39,911,317

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities:
Accounts payable	46,813
Payable to construction contractors	7,565,814
Accrued interest	27,626
Notes payable-City of Granite Falls	47,800

Total current liabilities	7,688,053

Long-term Debt	3,313,216

Commitments and Contingencies

Members’ Equity:
Member contributions, net of costs related to contributions, 31,156 units outstanding	30,202,978
Accumulated other comprehensive income	29,815
Deficit accumulated during development stage	(1,322,745)

Total members’ equity	28,910,048

Total Liabilities and Members’ Equity	$39,911,317

Notes to Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC
(A Development Stage Company)
Statements of Operations

			From Inception
	Quarter Ended	Quarter Ended	(December 29, 2000)
	June 30,	June 30,	to June 30,
	2005	2004	2005
	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$—	$—	$—

Operating Expenses
Project coordinator	351	13,000	185,979
Surveying, site and permitting expense	—	15,092	157,729
Professional and consulting fees	56,219	49,451	625,310
General and administrative	60,506	15,787	268,751

Total operating expenses	117,076	93,330	1,237,769

Operating Loss	(117,076)	(93,330)	(1,237,769)

Other Income (Expense)
Interest income	34,922	—	271,995
Miscellaneous income	—	—	2,000
Interest expense	(1,101)	(5,647)	(34,217)
Offering costs	—	—	(324,754)

Total other income (expense), net	33,821	(5,647)	(84,976)

Net Loss	$(83,255)	$(98,977)	$(1,322,745)

Other Comprehensive Income	$29,815	$—	$29,815

Comprehensive Loss	$(53,440)	$(98,977)	$(1,292,930)

Weighted Average Units Outstanding	31,151	1,417	5,929

Net Loss Per Unit	$(2.67)	$(69.85)	$(223.10)

Comprehensive Loss Per Unit	$(1.72)	$(69.85)	$(218.07)

Notes to Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC
(A Development Stage Company)
Condensed Statements of Operations

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2005	2004
	(Unaudited)	(Unaudited)
Revenues	$—	$—

Operating Expenses
Project coordinator	499	24,963
Surveying, site and permitting expense	—	36,944
Professional and consulting fees	137,082	106,864
General and administrative	122,668	29,344

Total operating expenses	260,249	198,115

Operating Loss	(260,249)	(198,115)

Other Income (Expense)
Interest income	116,096	1
Miscellaneous income	—	1,000
Interest expense	(2,183)	(9,664)

Total other income (expense), net	113,913	(8,663)

Net Loss	$(146,336)	$(206,778)

Other Comprehensive Income	$29,815	$—

Comprehensive Loss	$(116,521)	$(206,778)

Weighted Average Units Outstanding	31,134	1,417

Net Loss Per Unit	$(4.70)	$(145.93)

Comprehensive Loss Per Unit	$(3.74)	$(145.93)

Notes to Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC
(A Development Stage Company)
Statements of Cash Flows

			From Inception
	Six Months Ended	Six Months Ended	(December 29, 2000)
	June 30,	June 30,	to June 30,
	2005	2004	2005
	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net loss	$(146,336)	$(206,778)	$(1,322,745)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	4,230	628	6,862
Changes in assets and liabilities:
Hedge account	(100,000)		(100,000)
Prepaid expenses	24,809	(8,425)	(7,708)
Interest receivable	7,090	—	(187)
Accounts payable	(28,779)	114,180	46,813
Accrued interest	13,945	2,108	28,729

Net cash used in operating activities	(225,041)	(98,287)	(1,348,236)

Cash Flows from Investing Activities:
Capital expenditures	(86,066)	—	(290,933)
Land	(285)	—	(352,213)
Construction in process	(23,650,954)	—	(30,911,031)

Net cash used in investing activities	(23,737,305)	9,576	(31,554,177)

Cash Flows from Financing Activities:
Checks drawn in excess of cash	—	(11,417)	—
Net proceeds on short term notes payable	3,313,216	201,000	3,386,016
Member contributions	—	—	30,338,500
Payments for costs of raising capital	—	(76,850)	(200,625)
Payments for deferred financing costs	(311,968)	—	(425,019)

Net cash provided by financing activities	3,001,248	112,733	33,098,872

Net Increase (Decrease) in Cash and Cash Equivalents	(20,961,098)	24,022	196,459

Cash and Cash Equivalents — Beginning of Period	21,157,557	—	—

Cash and Cash Equivalents — End of Period	$196,459	$24,022	$196,459

- Continued -
Notes to Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC
(A Development Stage Company)
Statements of Cash Flows (continued)

			From Inception
	Six Months Ended	Six Months Ended	(December 29, 2000)
	June 30,	June 30,	to June 30,
	2005	2004	2005
Supplemental Cash Flow Information

Cash paid during the period for:
Interest	$—	$7,556	$18,354

Supplemental Disclosure of Noncash Investing, Operating and Financing Activities

Deferred offering costs in accounts payable	$—	$9,679	$—

Conversion of note payable and accrued interest into member units	$—	$—	$26,103

Construction costs in construction payable	$7,565,814	$—	$7,565,814

Financing costs in accounts payable	$4,700	$—	$4,700

Net change in other comprehensive income	$29,815	$—	$29,815

Member units exchanged for land costs	$39,000	$—	$39,000

Notes to Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC
(A Development Stage Company)
Notes to Financial Statements
June 30, 2005
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited condensed financial statements of Granite Falls Energy, LLC (the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements for the year ended December 31, 2004, contained in the Company’s annual report on Form 10-KSB for 2004.
In the opinion of management, the interim condensed financial statements reflect all adjustments considered necessary for fair presentation. The adjustments made to these statements consist only of normal recurring adjustments.
Nature of Business
Granite Falls Energy, LLC, formally known as Granite Falls Community Ethanol Plant, LLC, started construction on its plant location near Granite Falls, Minnesota in 2004, was originally organized to fund and construct a 40 million gallon ethanol plant with distribution to upper midwest states. The Board of Governors of the Company has approved a proposal to increase the plant size to be capable of producing up to 50 million gallons of ethanol a year. The Company’s operations permit presently allows for the production of up to 47 million gallons of ethanol per year. The Company is currently in the process of amending this permit to produce up to the plant’s capacity. In addition, the Company intends to produce and sell dried distillers grains as a co-product of ethanol production. Construction began in the third quarter of 2004. As of June 30, 2005, the Company is in the development stage with its efforts being principally devoted to organizational and construction activities. The Company plans on beginning operations by the middle of November 2005. On April 28, 2005, members holding a majority of the Company’s outstanding limited liability company membership units voted to approve the amendment of the Company’s amended articles of organization to effect a legal name change from Granite Falls Community Ethanol Plant, LLC to the Company’s assumed name of Granite Falls Energy, LLC.
Fiscal Reporting Period
The Company originally adopted a fiscal year ending December 31 for reporting financial operations. On April 28, 2005, members holding a majority of the outstanding limited liability company membership units voted to approve a change in the Company’s fiscal year from January 1 through December 31, to November 1 through October 31, effective as of April 28, 2005. In July 2005, the Company received approval from the Internal Revenue Service to change the fiscal year end for income tax purposes. Thus, the fiscal year will end on October 31, 2005.
Accounting Estimates
Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from those estimates.
Cash and Equivalents
The Company maintains some of its accounts at a financial institution which is a member of the Company. At times throughout the year, the Company’s cash balances at this and other financial institutions may exceed amounts insured by the Federal Deposit Insurance Corporation. All of the cash and cash equivalents at June 30, 2005 were short-term investments with maturities of three months or less such as money market accounts.

GRANITE FALLS ENERGY, LLC
(A Development Stage Company)
Notes to Financial Statements
June 30, 2005
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
Fair Value of Financial Instruments
The fair value of the Company’s cash and equivalents and hedge instruments approximates their carrying value. It is not currently practicable to estimate the fair value of the notes payable to the City of Granite Falls nor our long-term debt since these agreements contain unique terms, conditions, and restrictions, which were negotiated at arm’s length, as discussed in Notes 3 and 4, there are no readily determinable similar instruments on which to base an estimate of fair value.
Hedge Accounts
The Company has hedged 1,000,000 bushels of its future corn purchases through December 2005 and 1,008,000 gallons of future ethanol sales to the extent considered necessary for minimizing risk from future market price fluctuations. The Company has used various option contracts as vehicles for these hedges.
On the date the derivative instrument is entered into, the Company will designate the derivative as either (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge) or (3) will not designate the derivative as a hedge. Changes in the fair value of a derivative that is designated as and meets all the required criteria for a fair value hedge, along with the gain or loss on the hedged asset or liability that is attributable to the hedged risk are recorded in current period earnings. Changes in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income and reclassified into earnings as the underlying hedged item affects earnings. Changes in the fair value of a derivative that is not designated as a hedge are recorded in current period earnings.
The hedging accounts have been designated and qualify as cash flow hedges and are reported at fair value as determined by the broker. The unrealized gain or loss on the effective portion is initially included as a component of other comprehensive income and is subsequently reclassified into earnings through the cost of sales when the gain or loss is recognized. The Company has categorized the cash flows related to the hedging activities in the same category as the item being hedged. The Company expects the hedging positions outstanding as of June 30, 2005 to be realized and recognized by October 31, 2006, the end of the next fiscal year.
Comprehensive Loss
Comprehensive loss includes net loss plus other comprehensive income (loss), which is related to the unrealized change in the fair value of our derivative instruments designated as hedges.
Grants
The Company will recognize grant income as other income for reimbursement of expenses incurred upon complying with the conditions of the grant. For reimbursements of capital expenditures, the grants are recognized as a reduction of the cost basis of the asset upon complying with the conditions of the grant.

GRANITE FALLS ENERGY, LLC
(A Development Stage Company)
Notes to Financial Statements
June 30, 2005
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
3. NOTES PAYABLE TO CITY OF GRANITE FALLS
At June 30, 2005 the Company has $47,800 of notes payable with the City of Granite Falls, Minnesota originally due on January 1, 2004, including interest at 7%. All notes are secured by terms and conditions of the Development Agreement dated February 2, 2001, and subsequently amended, between the City and the Company. The repayment of up to the entire amount may be forgiven subject to the covenants set forth in the Development Agreement.
Under the terms of the Development Agreement, the notes payable can be forgiven at a rate of $5,000 for each job created, up to ten jobs, within six months of the start-up of operations of the facility, provided each job pays a gross annual wage or salary of not less than $24,500. In addition, upon the completion of financing and organizational startup, $25,000 of the notes payable may be converted to equity with a market value of $25,000 or more. In August 2002, the City Council of Granite Falls approved the conversion of a $25,000 note due from the Company plus accrued interest into fifty membership units. The notes payable are completely forgiven, in their entirety, if the project is abandoned. As of June 30, 2005 the City has not required payment of this note as the City believes the Company is working towards the conditions of the Development Agreement.
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

GRANITE FALLS ENERGY, LLC
(A Development Stage Company)
Notes to Financial Statements
June 30, 2005
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
The Company has raised the minimum of $18,000,000 through the Offering and has executed a non-binding debt financing commitment with First National Bank of Omaha for a total credit facility of approximately $37 million. On September 24, 2004, the Company released funds from escrow having obtained subscription proceeds in excess of $25,000,000 which when combined with the $34,000,000 construction loan commitment would yield sufficient funds to construct the then estimated cost of the plant. The Company closed the Offering effective October 15, 2004 after receiving proceeds of $29,596,000. In addition to the Units sold, the Company issued a total of 104 Units for consideration other than cash to several individuals and third parties. Of the 104 Units, 79 Units were for payment of services rendered by consultants, 10 Units were for payment of advertising conducted during 2003, and 15 Units were to Granite Falls Bank for payment of escrow charges. In April, 2005, the Company issued 39 Units to two members in exchange for property easements.
5. NOTE PAYABLE TO BANK
On December 16, 2004, the Company entered into a Loan Agreement with First National Bank of Omaha (the “Bank”) for the purpose of funding a portion of the cost of the ethanol plant. Under the Loan Agreement, the Bank has provided a construction loan for approximately $34,000,000, a revolving line of credit of $3,500,000, and standby letters of credit in an amount up to $1,000,000. The loans are secured by substantially all assets. At June 30, 2005, the balance outstanding under the construction loan was $3,313,216 with interest being charged at 6.69% per annum.
The Loan Agreement includes due diligence, negotiation, and commitment fees of $305,000 and an annual servicing fee of $30,000. Additionally, the Company will pay the Bank, quarterly, an unused commitment fee equal to 0.375% of the average unused portion of the $3,500,000 revolving line of credit beginning with the initial advance or March 10, 2006, whichever is earlier and the $5,000,000 long-term revolving note, which is one of the term loans, beginning March 10, 2006.
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

GRANITE FALLS ENERGY, LLC
(A Development Stage Company)
Notes to Financial Statements
June 30, 2005
three term loans mentioned above. The interest rate swap will become effective on September 10, 2005 and will terminate on March 10, 2011.
6. COMMITMENTS AND CONTINGENCIES
The Company has revised its estimate of total costs of the project from $57,850,000 to $64,200,000. The Company anticipates funding the development of the ethanol plant by using grants, the proceeds it raised through its offering, and utilizing debt financing for the remainder of the costs.
Construction Contract
In August 2004, the Company entered into a contract with Fagen, a member, to design and build the ethanol plant for $45,749,700. Based on the decision to expand the capacity of the plant and other change orders, the Company now expects to pay Fagen approximately $49,120,240. If the contract is terminated by the Company without cause or Fagen for cause, the Company will be required to pay Fagen a fee of $1,000,000 as compensation for the limited right to use the work product.
Substantial completion of the entire work shall be achieved no later than 425 calendar days after the date of commencement. If the plant is substantially complete within the 425 days, the Company will pay Fagen an early performance bonus of $8,000 per day for each day that substantial completion is achieved prior to the 425 days after the date of commencement. Based on a start date of December 1, 2004 and an anticipated completion date of October 31, 2005, the Company may pay Fagen an early completion bonus of up to $736,000. As of June 30, 2005, the Company has incurred $35,895,465 of these costs of which $7,565,814 is included in accounts payable.
Construction Management and Operations Management Agreements
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
As of June 30, 2005, the Company has incurred $110,000 of costs under the consulting agreement of which $10,000 is in accounts payable.
Consulting Agreement for Utilities
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

GRANITE FALLS ENERGY, LLC
(A Development Stage Company)
Notes to Financial Statements
June 30, 2005
7. AGREEMENT WITH GOPHER STATE ETHANOL, LLC
On May 3, 2005, the Company entered into an agreement with Gopher State Ethanol, LLC (“Gopher State”) for the purpose of participating in the Minnesota ethanol producer incentive payments that Gopher State is entitled to receive. Under the agreement, Gopher State would operate the Company’s ethanol plant as a wholly-owned subsidiary. The agreement is conditioned upon the Bankruptcy Court’s approval of a plan of reorganization for Gopher State that includes the agreement between Gopher State and the Company. Even if a plan of reorganization is approved by the Bankruptcy Court, there is no assurance and the Company has no guarantee that the state of Minnesota will agree to pay the ethanol producer incentive payments to Gopher State based upon its operation and production of ethanol at the Company’s facility. Communications from the Minnesota Department of Agriculture indicate that it does not consider the Company’s arrangement with Gopher State to be within the intent of the Minnesota legislature. Additionally, on June 30, 2005 the Minnesota legislature passed a law prohibiting an ethanol producer from transferring its eligibility for payments to a plant at a different location. Accordingly, it is likely that the Company will be required to commence legal proceedings against the state of Minnesota and obtain a favorable court order before Gopher State will receive any ethanol producer incentive payments.
The Company may choose not to commence legal proceedings or the legal proceedings may not be successful in obtaining a portion or the full amount of ethanol producer incentive payments to which Gopher State is entitled to receive. In addition, the Company expects to incur legal costs and expenses in connection with any legal proceedings to enforce Gopher State’s rights to the ethanol producer incentive payments. If the legal proceedings are ultimately unsuccessful, the Company may not be able to offset these legal costs and expenses against any ethanol producer incentive payments.

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
Overview
     Granite Falls Energy, LLC is a development-stage Minnesota limited liability company formed on December 29, 2000 for the purpose of constructing and operating an ethanol plant on our 56-acre site located near Granite Falls, Minnesota. We recently changed our legal name from Granite Falls Community Ethanol Plant, LLC to Granite Falls Energy, LLC.
     We are in the process of constructing a 50 million gallon per year ethanol plant that will produce fuel-grade ethanol and distillers grains for animal feed products. We will not generate revenues until our plant is operational and we anticipate increases in our accumulated losses until the plant is operational. We currently expect to complete construction and begin plant operations in mid-November 2005.
     We originally expected to build a 40 million gallon per year ethanol plant, but subsequently revised our business plan to expand the plant capacity to produce 50 million gallons of ethanol. Based on the increased production capacity of our ethanol plant and change orders to date, we now expect that the project will cost $64,182,640 instead of the $63,046,000 we had previously planned.
     We are financing our project with a combination of equity and debt capital. We raised equity in a public offering registered with the Securities and Exchange Commission. During the offering, we sold 29,700 units and received offering cash proceeds of $29,700,000. We closed the offering in October 2004. To complete project financing, we entered into a $34,000,000 term loan, a $3,500,000 revolving line of credit and standby letters of credit of up to $1,000,000 with First National Bank of Omaha. Our combined equity and debt capital is $63,700,000 excluding the revolving line of credit and standby letters of credit. Based upon our current total project cost estimate of $64,182,640, we expect our equity and debt capital sources to be sufficient to complete plant construction and begin start-up operations.
     We have engaged experienced marketers to market our ethanol and dried distillers grains to local, regional, and national markets. We will be hiring staff to handle the direct operation of the plant, and currently expect to employ 32 employees in addition to five personnel supplied by Glacial Lakes Energy, LLC (“Glacial Lakes”) pursuant to our operating and management agreement with Glacial Lakes.
     Because we are a development-stage company without any revenues, we do not have revenue, production or income data for the three months ended June 30, 2005, or comparable data for any prior periods. Accordingly, we do not provide a comparison of our financial results between reporting periods in this report. If you undertake your own comparison of our second fiscal quarter of 2004 and our second fiscal quarter of 2005, it is important that you keep this in mind.
Plan of Operations for the Next 12 Months
     We expect to spend the next 12 months completing construction of the ethanol plant, site development, and permitting, preparing for and commencing start-up operations, and engaging in the production of ethanol and distillers grains at our plant.
Plant Construction Activity
     We began site grading and dirt work for our ethanol plant in August 2004. The site work was completed in November 2004. On December 1, 2004, Fagen, Inc. (“Fagen”) began actual construction of the plant. We expect plant construction to be complete by mid-November 2005 however we may experience construction delays caused by factors outside our control, such as weather-related delays. If plant construction is delayed, our ability to begin plant operations and generate revenues will also be delayed.
     Based on change orders signed to date, we will pay Fagen a fixed fee of $49,120,240 to build our plant. As of June 30, 2005, have paid Fagen $28,476,980 for construction services and incurred construction services fees of $7,565,814, which we have retained but not yet paid to Fagen in accordance with our design-build agreement. As of July 25, 2005, Fagen estimated that the plant is approximately 79.8% complete. The following construction update is current as of August 10, 2005.
     Process Building. All of the concrete and all of the equipment for the process building has been installed. The process building is being enclosed with piping and electrical work is being done. The cooling tower is complete and the water lines to the process building are being completed.
     Tanks. All stainless-steel tanks have been constructed in place with piping to the process building. All carbon-steel tanks (primarily finished product tanks) are done and are being painted. Pipe racks and load-out piping are being set in place for these tanks.
     Distillers Grain Building. The distillers grain building is complete.
     Energy Center. The energy center, which contains the boilers, dryers, thermal oxidizer, and centrifuges, is substantially complete.
     Grain Receiving. The concrete silos for corn storage are complete. The equipment to move corn into the silos is being worked on currently. The hammermills and day bin are being installed. The installation of the truck scales (next to the administration building) is nearly complete.
     Administration Building. The administration building is complete and we moved into our new offices in May 2005.
     Silos. The concrete corn storage silos have been completed.

     Utilities – Electrical. The electrical substation has been completed on site. We expect to convert the site from temporary power to using the substation by the end of August 2005.
     Utilities – Water. Installation of the well water main and discharge line off-site has commenced and we anticipate having water flowing from our two production wells by September 1, 2005. The second production well was installed in July and tunnel boring in heavy traffic areas has been completed.
     Utilities – Natural Gas. Our natural gas supplier has buried approximately four miles of the approximate seven-mile transmission line to date and is on schedule for natural gas flow by October 1, 2005.
     Railroad Siding. The installation of the rail siding and the rail spur has also started.
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
Energy Center Piping
Finishes Office/Lab Area Process Building
Train Plant Personnel
October 2005	Electrical & Instrumentation
Piping & Equipment
Construct water treatment system
Train Plant Personnel
November 2005	Finish installation of water treatment system and test
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

     We still need to obtain an alcohol fuel producer’s permit from the Alcohol and Tobacco Tax and Trade Bureau (“TTB”). We have submitted our application and the TTB is waiting to conduct an on-site inspection until most of the major equipment is installed. We expect to receive the permit prior to commencing plant operations.
     We must also prepare a Spill Prevention Control and Countermeasures (“SPCC”) plan, a Process Hazard Analysis, and a Risk Management Plan. These items are required by the Environmental Protection Agency and enforced by the MPCA. We have made arrangements for an outside resource to complete the SPCC plan. Under our Design/Build agreement, ICM, Inc. (“ICM”) is completing the Process Hazard Analysis. When it is completed, we will complete the Risk Management Plan with assistance from Glacial Lakes personnel.
     In June 2005, we re-submitted the Air Emissions Permit application. We have requested minor modifications to reflect an increase in expected production levels because the original permit was submitted based on 40 million gallons per year of production. The permit is currently under review by MPCA.
     Electricity. Minnesota Valley Cooperative Light and Power Association has installed all of the transmission line poles and has completed stringing the line. In addition, the sub-station equipment and underground electrical wire network for our buildings has been completed.
     Rail. We awarded a bid on the engineering and have begun the dirt work for the rail siding to connect our plant to the main rail line.
     Water. We obtained a two-year conditional, 240 million gallon per year water appropriation permit from the Minnesota Department of Natural Resources, which will remain in effect through December 31, 2008. We will obtain the water to operate our plant from wells located approximately one and one-half miles from our plant. As part of the application process, we conducted drawdown tests of the wells which indicated that the wells contain a sufficient supply of water for our purposes. As a condition of the water appropriations permit, we will be required to frequently monitor the static water level in our wells and the wells of adjacent property owners. If the wells are adversely impacted by our operations, we will need to locate additional water supply sources.
     We have obtained county permits and easements to construct a water pipeline from our wells to the plant site. We have awarded a contract for the construction of the water pipeline, which began in July 2005.
     We have worked with the Army Corp. of Engineers and have obtained a conditional use permit from Chippewa County to use water from the Minnesota River. We have also obtained property easements from nearby property owners in the event we have to construct a water pipeline from the Minnesota River to our plant site. We have postponed further action on using water from the Minnesota River pending initial use and testing of the water supply provided by our wells. In June 2005, we re-submitted the Process Water Discharge Permit. We have requested minor modifications to the permit to reflect an increase in expected production levels because the original permit was submitted based on 40 million gallons per year of production. The permit application is currently under review by MPCA.
     Most of the water supply from the wells will need to be treated prior to its use in the plant. We have signed a change order with Fagen and issued a purchase order with U.S. Water Services, Inc. for the equipment needed for water treatment. The change order with Fagen was for $1,103,000 and the equipment to be purchased directly from U.S. Water Services, Inc. was for approximately $293,000. The change order from Fagen includes fire protection systems, such as storage tanks, deluge systems, and sprinkler systems for the plant.
Contracting Activity
     Management, Supply and Marketing Agreements. We continue to work towards securing all of the contracts necessary to construct and operate our ethanol plant. Glacial Lakes is managing plant construction and will operate and manage the plant once we are operational. Farmers Cooperative Company will supply our corn. Aventine Renewable Energy, Inc. will market our ethanol and Commodity Specialists Company will market our dry distillers grains by rail and truck. All of these contracts are critical to our success and we will be very dependent on each of these companies once we begin operations. We intend to independently market a portion of our distillers grains to local markets, however, if local markets do not supply competitive prices we may market all of our distillers grains through Commodity Specialists Company.
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
     Railcar Lease. We have received a proposed lease from Trinity Rail Group, LLC for 75 hopper cars to assist us with transport of our dry distillers grains by rail. We would lease these cars for a term of five years at a rate of $640 per car or $48,000 per month, subject to potential adjustment based on the railcars’ final manufacturing cost. We must also provide a stand-by letter of credit to Trinity Rail Group, LLC for six months’ payments, totaling $281,250. We have indicated that we would accept delivery of these cars on or about mid-October 2005. We expect to execute the lease by September 1, 2005, but we have not yet done so and there is no assurance that the final agreement, when executed, will contain the terms we currently anticipate.
     Agreement with Gopher State Ethanol. On May 3, 2005, the Company entered into an agreement with Gopher State Ethanol, LLC (“Gopher State”) for the purpose of participating in the Minnesota ethanol producer incentive payments that Gopher State is entitled to receive. All of our obligations under this agreement are subject to certain conditions that must be fulfilled prior to our obligation to perform.
     Gopher State is a debtor in possession under Chapter 11 of the U.S. Bankruptcy Code. Before its bankruptcy, it was an ethanol plant located in St. Paul, Minnesota and was entitled to ethanol production incentive payments pursuant to Section 41A.09 of the Minnesota Statutes. Because it no longer produces ethanol, Gopher State is not entitled to incentive payments at this time. Under the agreement, we intend to create a subsidiary and lease our ethanol plant to the subsidiary. We expect to merge this subsidiary into Gopher State. After the merger, Gopher State would operate our ethanol plant under the lease. Our intent is to qualify Gopher State to receive ethanol producer payments, however we cannot be certain that the agreement will achieve the desired result. The agreement provides that if we are successful in receiving ethanol producer incentive payments, we will pay to Gopher State’s unsecured creditors 50% of any payments we receive resulting from Gopher State’s future ethanol production at our facility. In exchange, Gopher State’s unsecured creditors will agree to release and discharge any and all claims against Gopher State.
     Our obligation to perform under the agreement is expressly conditioned upon our consent to the plan of reorganization proposed by Gopher State and the Bankruptcy Court’s approval of that plan. We will not take any further action under the agreement until these conditions are met. There is no assurance that a plan of reorganization satisfactory to us and Gopher State Ethanol will be reached or that the Bankruptcy Court will approve the plan of reorganization. A hearing before the Bankruptcy Court has been set for mid-September 2005.
     There is no assurance and we cannot guarantee that even if a plan of reorganization is approved by the Bankruptcy Court, the state of Minnesota will agree to pay the Minnesota ethanol producer incentive payments to Gopher State based upon its operation and production of ethanol at our facility. Communications from the Minnesota Department of Agriculture indicate that it does not consider the Company’s arrangement with Gopher State to be within the intent of the Minnesota legislature. Further, on June 30, 2005, a new law became effective that specifically prohibits an ethanol producer from transferring its eligibility for payments to a plant at a different location. Accordingly, it is likely that the Minnesota Department of Agriculture will reject any future application by Gopher State for producer payments and it may be necessary to institute legal proceedings against the state of Minnesota and obtain a court order in our favor before Gopher State receives any ethanol producer incentive payments. It is also possible that a court would construe the statute against us and use it as a basis for denying the ethanol producer incentive payments.
     The Company may choose not to commence legal proceedings or the legal proceedings may not be successful in obtaining a portion or the full amount of ethanol producer incentive payments to which Gopher State is entitled to receive. In addition, the Company expects to incur legal costs and expenses in connection with any legal proceedings to enforce Gopher State’s rights to the ethanol producer incentive payments. If the legal proceedings are ultimately unsuccessful, the Company may not be able to offset these legal costs and expenses against any ethanol producer incentive payments.
Liquidity and Capital Resources
     Sources and Uses of Cash. We originally estimated that we would require approximately $57,850,000 of capital to pay for all of our construction and start-up costs. However, based on our decision to expand the plant from 40 million gallons per year to 50 million gallons per year, new estimates for our utilities, an expected early completion bonus to our design-builder, and other items, we estimate that our total construction and start-up costs will be $64,182,640.
     We have executed a loan agreement with First National Bank of Omaha (the “Bank”) for the purpose of funding a portion of the cost of our ethanol plant. Under our loan agreement with the Bank, the Bank has provided to us a construction loan up to $34,000,000, a revolving line of credit of $3,500,000, and standby letters of credit in an amount up to $1,000,000. As security for the Bank’s loans to us, we have granted the Bank a security interest in all of our assets and a mortgage on our real estate. As of June 30, 2005, there is $3,313,216 outstanding under the construction loan.
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
     Our loan agreement required us to enter into an interest rate swap agreement with First National Bank to fix a portion of our anticipated borrowings from a variable to a fixed interest rate. Under this swap agreement, we will pay First National Bank the quarterly difference between interest charged at a fixed rate of 7.69% and the variable rate of the three-month LIBOR plus 3.00% on the “notional” amount of $17,000,000. This “notional” balance will match the principal balance on one of the three term loans resulting from conversion of our construction loan. The interest rate swap will become effective on September 10, 2005 and will terminate on March 10, 2011.
     Our loan agreements contain restrictions and financial covenants to which we will be subject during the term of the agreements. If, for any reason, construction of our project is delayed, we may not be able to timely repay the loan. If interest rates increase, we will have higher interest payments, which could adversely affect our business.
     Sources of Funds. The following schedule sets forth our sources of funds from our offering proceeds and our debt financing proceeds:

		Percent of
Source of Funds		Total
Member Equity, Public Offering	$29,700,000	45.72%
Member Equity, Seed Capital	$638,500	0.98%
Term Debt	$34,000,000	52.34%
Other Sources of Funds	$620,000	0.95%
Total Sources of Funds	$64,958,500	100.00%
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

Estimated Use of Offering and Debt Proceeds:

Plant Construction (including change orders and water treatment)	$49,120,240	76.5%
Other Construction Costs	133,720	0.2%
Land and Site Development	2,920,329	4.6%
Utilities (natural gas, electric and water)	882,363	1.4%
Rolling Stock	205,519	0.3%
Administration Building and Furnishings	363,016	0.6%
Railroad and Car Mover	1,459,000	2.3%
Construction Insurance Costs	300,000	0.5%
Capitalized Interest (net of interest income)	652,541	1.0%
Offering and Debt Financing Costs	1,066,838	1.7%
Organizational Costs	1,333,074	2.0%
Start-up Costs	5,010,000	7.8%
Early Completion Bonus	736,000	1.1%

Total Estimated Use of Proceeds	$64,182,640	100.0%
     Comparing the table of estimated uses above with the table of estimated uses contained in our most recent quarterly report, we have slightly increased the total project cost from $63,046,002 to $64,182,640. This increase results from increases in the following four categories:
     Plant Construction. Plant construction costs increased from $47,986,375 to $49,120,240. This increase reflects a change order of $1,103,000 with Fagen for water treatment and fire protection and other change orders totaling $30,865.
     Other Construction Costs. Other construction costs increased from $120,833 to $133,720. This increase results from additional costs incurred to allow us to continue construction through the winter months including frost removal.
     Land and Site Development. The land and site development estimate increased from $2,828,333 to $2,920,329 because of additional surveying costs, the need to expand the parking lot for the administration building and additional costs related to the terms of the Water Appropriations Permit.
     Utilities. The utilities cost estimate decreased from $1,535,000 to $882,363 because we moved dollars previously attributed to this category for the cost of the water line and water treatment equipment to the plant construction category due to the change order with Fagen.
     Organizational Costs. We have increased our cost estimate for organizational costs from $1,196,228 to $1,333,074 in connection with additional professional fees and hiring certain key personnel ahead of schedule.
     Start-Up Costs. We have increased our cost estimate for organizational costs from $1,196,228 to $1,333,074 because we have allocated $380,000 for funds necessary for hedging positions to put price protection for corn and natural gas in place.
     The foregoing increases were partially reduced by a decrease in our cost estimate for capitalized interest from $664,499 to $652,541. This decrease results from additional interest income available from the proceeds of the offering that were invested for a longer period than expected.
     Based upon public offering proceeds of $29,700,000, seed capital of $638,500, a term loan of $34,000,000, and other sources of financing in the amount of $620,000, we have approximately $64,958,500 of debt and equity available. This means we expect to have sufficient cash on hand to cover construction and related start-up costs necessary to make the plant operational. The $620,000 of other sources of financing is comprised of $270,000 of loans and leases from rolling stock vendors, and $350,000 for the expected cost of paving the roads on the plant site, which we will pave with asphalt in the spring of 2006, and expect to pay for using operating profits.

Quarterly Financial Results
     As of June 30, 2005, we had cash and cash equivalents of $196,459 and total assets of $39,911,317. Our assets primarily consist of construction-in-process of $38,472,145. We sold 29,700 units in our offering and raised proceeds of $29,700,000, in addition to 1,417 seed capital units for seed capital proceeds of $638,500. We have used the proceeds to fund construction activity as well as development and organizational needs. Cash used to fund construction activities for the quarter ended June 30, 2005, totaled $23,650,954.
     As of June 30, 2005, we had current liabilities of $7,668,053, which consists primarily of construction payables (primarily retainage to Fagen and other contractors) in the amount of $7,565,814, accounts payable in the amount of $46,813 and a note to the City of Granite Falls in the amount of $47,800 due January 1, 2004, which has not been paid, and which we have been working with the City to extend and which may be forgiven under the terms of our Development Agreement with the City. As of June 30, 2005, we also had long-term debt in the amount of $3,313,216.
     Total members equity as of June 30, 2005 was $28,910,048. Since inception, we have generated no revenue from operations. For the quarter ended June 30, 2005, we have a net loss of $83,255 due to start-up costs.
Trends Impacting the Ethanol Industry
     While we anticipate continued strong demand for ethanol, we are uncertain as to the sustainability of current ethanol prices given the increasing ethanol supply as new plants begin production and existing plants continue to expand. The total production of ethanol is at an all time high. In 2004, 81 ethanol plants located in 20 states produced 3.41 billion gallons. According to the Renewable Fuels Association, there are currently 88 ethanol plants nationwide that have the capacity to produce over 3.9 billion gallons annual. In addition, there are 16 ethanol plants and two major expansions under construction constituting another 1 billion gallons of annual capacity. A greater supply of ethanol on the market from other plants could reduce the price we are able to charge for our ethanol. This would have a negative impact on our future revenues once we become operational.
     The U.S. Senate passed the Energy Policy Act of 2005 on July 29, 2005 by a vote 74 to 26 following a vote of 275 to 156 by the U.S. House of Representatives on July 28, 2005. President George W. Bush signed the bill into law on August 8, 2005. The bill includes various provisions that are expected to favorably impact the ethanol industry by enhancing both the production and use of ethanol.
     The provisions impacting the ethanol industry is highlighted by the creation of a 7.5 billion gallon renewable fuels standard (RFS). The RFS will begin at 4 billion gallons in 2006, increasing to 7.5 billion gallons by 2012 . The RFS is a national flexible program that does not require that any renewable fuels be used in any particular area or state, allowing refiners to use renewable fuel blends in those areas where it is most cost-effective. According to the Renewable Fuels Association, the bill is expected to lead to about $6 billion in new investment in ethanol plants across the country. An increase in the number of new plants will bring an increase in the supply of ethanol. Thus, while this bill may cause ethanol prices to increase in the short term due to additional demand, future supply could outweigh the demand for ethanol in the future. This would have a negative impact on our earnings. Since the RFS begins at 4 billion gallons in 2006 and national production is expected to exceed this amount, there could be a short-term oversupply until the RFS requirements exceed national production. This could have an immediate adverse effect on our earnings.
     The bill also expands who qualifies as a small ethanol producer. Historically, small ethanol producers were allowed a 10-cent per gallon production income tax credit on up to 15 million gallons of production annually. The size of the plant eligible for the tax credit was limited to 30 million gallons. Under the Energy Policy Act of 2005 the size limitation on the production capacity for small ethanol producers increases from 30 million to 60 million gallons. The credit can be taken on the first 15 million gallons of production. The tax credit is capped at $1.5 million per year per producer. The credit is effective for taxable years ending after the date of enactment, and ends on December 31, 2008.
     The Energy Policy Act of 2005 also creates a new credit that permits taxpayers to claim a 30% credit (up to $30,000) for the cost of installing clean-fuel vehicle refueling equipment, such as an E85 fuel pump, to be used in a trade or business of the taxpayer or installed at the principal residence of the taxpayer. Under the provision, clean fuels are any fuel of at least 85% of the volume of which consists of ethanol, natural gas, compressed natural gas, liquefied natural gas, liquefied petroleum gas, and hydrogen and any mixture of diesel fuel and biodiesel containing at least 20% biodiesel. The provision is effective for equipment placed in service December 31, 2005 and before January 1, 2008. While it is unclear how this credit will affect the demand for ethanol in the short term, we expect it will help raise consumer awareness of alternative sources of fuel and could positively impact future demand for ethanol.
Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements.
Item 3. Controls and Procedures.
     Our management, including our Chief Executive Officer and General Manager (the principal executive officer), Thomas Branhan, along with our Chief Financial Officer, (the principal financial officer), Michael Nealon, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2005. Based upon this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.
     Our management, consisting of our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of June 30, 2005 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
     None.
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
     On October 15, 2004, we closed the offering and stopped selling units registered under our registration statement. During the offering we sold 29,596 Units for an aggregate price of $29,596,000. These proceeds included $6,500,000 received from Glacial Lakes Energy, LLC and $2,500,000 received from Fagen, Inc. In addition, we sold a total of 143 Units for consideration other than cash to several individuals and third parties in connection with their efforts in the offering. We issued 79 Units for payment of services rendered by consultants, who are also members of our company. We also issued 10 units for payment of advertising conducted during 2003 and 15 Units to Granite Falls Bank, our escrow agent during the offering, for payment of escrow account charges. Lastly, in April 2005, we issued of a total of 39 units to two of our members in exchange for property easements. We sold our units without the assistance of an underwriter.
     On September 24, 2004, we began releasing funds from escrow. On October 15, 2004, we issued a total of 29,700 units consisting of 29,596 Units for cash to investor/members and 104 Units for consideration other than cash. In April, 2005, we issued 39 units to two of our members in exchange for property easements.
     As of June 30, 2005, our expenses related to the registration and issuance of these units were $165,000, which were netted against the offering proceeds. All of these expenses were direct or indirect payments to unrelated parties. Our net offering proceeds after deduction of expenses were $29,535,000. The following table describes our use of net offering proceeds through the quarter ended June 30, 2005:

Plant Construction	$25,646,000
Land and Site Development (includes utilities)	1,884,000
Operating Loans (repayment)	700,000
Financing Costs	667,000
Organizational Costs	296,000
Railroad and Car Mover	119,000
Construction Insurance	223,000

Total	$29,535,000
     All of the foregoing payments were direct or indirect payments to persons or entities other than our directors, officers, affiliates, or unit holders owning 10% or more of our units except for $25,646,000 paid to Fagen in exchange for construction services and $700,000 paid to Granite Falls Bank for repayment of indebtedness. Fagen is a member. Under our operating and member control agreement, Fagen’s ownership entitles it to appoint one governor to our board. As of June 30, 2005, have paid Fagen $28,476,980 and we also owe Fagen $7,565,814 for construction services, which we have retained but not yet paid in accordance with our design-build agreement. Granite Falls Bank is a member and our former escrow agent.
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     The Company’s 2005 annual meeting of members was held on April 28, 2005 for the purpose of reelecting one governor to the Company’s Board of Governors; amending the Company’s Fifth Amended and Restated Operating and Member Control Agreement (“Operating Agreement”) to change the Company’s fiscal year from January 1 through December 31 to November 1 through October 31; and to approve changing the Company’s legal name from Granite Falls Community Ethanol Plant, LLC to Granite Falls Energy, LLC. Prior to the name change, Granite Falls Energy, LLC was the assumed name under which the Company operated.
     Election of Governors
     Shannon Johnson was nominated by the Board to stand for reelection to our Board of Governors and was elected to the Board of Governors by the following vote:

For	Against	Abstain
11,991	86	8,628

     The terms of our remaining governors continued after the 2005 annual meeting of members. In addition to Shannon Johnson, our Board of Governors consists of: Paul Enstad, Terry Little, Doyle Thompson, Steven H. Core, Julie Oftedahl-Volstad, Scott Dubbelde, Myron Peterson, and Terry Mudgett.
Change in Fiscal Year
     Amendment of our Operating Agreement requires the affirmative vote by the holders of a majority of the outstanding units of the Company. The members voted to approve the change in fiscal year by the following vote:

For	Against	Abstain
20,595	35	75
Change in the Company’s Legal Name
     Amendment of the Company’s articles of organization requires the affirmative vote by the holders of a majority of the outstanding units of the Company. The members voted to approve the change in the Company’s legal name by the following vote:

For	Against	Abstain
20,635	10	60
Item 5. Other Information.
     None.
Item 6. Exhibits. The following exhibits are included herein:

Exhibit No.	Exhibit
3.1	Amended and Restated Articles of Organization of the Company dated May 10, 2005.

3.2	Amendment to the Fifth Amended and Restated Operating and Member Control Agreement of the Company dated April 28, 2005.

31.1	Certificate Pursuant to 17 CFR 240.13a-14(a).

31.2	Certificate Pursuant to 17 CFR 240.13a-14(a).

32.1	Certificate Pursuant to 18 U.S.C. § 1350.

32.2	Certificate Pursuant to 18 U.S.C. § 1350.
SIGNATURES
     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRANITE FALLS ENERGY, LLC

/s/ Thomas Branhan

August 15, 2005	Thomas Branhan
Chief Executive Officer and General Manager

/s/ Michael Nealon

August 15, 2005	Michael Nealon
Chief Financial Officer and Controller