Form 10QSB
period 2005-09-30
GRANITE FALLS COMMUNITY ETHANOL PLANT LLC
filed 2005-11-14
CIK 1181749

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal quarter ended September 30, 2005
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
(320) 564-3100
(Issuer’s telephone number)
Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              ☑ Yes ☐ No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                              ☐ Yes ☑ No
State the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date: As of November 12, 2005 there were 31,156 units outstanding.
Transitional Small Business Disclosure Format (Check one):    ☐ Yes ☑ No

PART I — FINANCIAL INFORMATION
Item 1. Financial Information.
GRANITE FALLS ENERGY, LLC
(A Development Stage Company)
Balance Sheet

September 30,
2005
(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$248,765
Prepaid expenses	48,012
Hedge account	230,084

Total Current Assets	526,861

Property and Equipment:
Land	391,213
Construction in process	48,601,795
Administration building	215,049
Office equipment	99,215
Vehicle	20,409

49,327,681
Less accumulated depreciation	12,848

Net Property and Equipment	49,314,833

Other Assets:
Deferred financing costs	486,936

Total Other Assets	486,936

Total Assets	$50,328,630

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities:
Accounts payable	$143,669
Payable to construction contractors	4,415,673
Revolving line of credit	1,040,000
Accrued interest	220,948
Other accrued liabilities	73,615
Current portion of long-term Debt	1,127,798
Notes payable-City of Granite Falls	47,800

Total Current Liabilities	7,069,503

Long-Term Debt, less current portion	15,873,435

Commitments and Contingencies

Members’ Equity:
Member contributions, net of costs related to contributions, 31,156 units outstanding	30,202,978
Accumulated other comprehensive loss	(1,189,915)
Deficit accumulated during development stage	(1,627,371)

Total Members’ Equity	27,385,692

Total Liabilities and Members’ Equity	$50,328,630

Notes to Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC
(A Development Stage Company)
Statements of Operations

			From Inception
	Quarter Ended	Quarter Ended	(December 29, 2000)
	September 30,	September 30,	to September 30,
	2005	2004	2005
	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$—	$—	$—

Pre-Production Expenses	120,114	—	120,114

Gross Loss	(120,114)	—	(120,114)

Operating Expenses:
Project coordinator	—	10,133	185,979
Surveying, site and permitting expense	13,109	275	170,838
Professional and consulting fees	38,222	44,857	663,532
General and administrative	126,391	(18,742)	395,142

Total Operating Expenses	177,722	36,523	1,415,491

Operating Loss	(297,836)	(36,523)	(1,535,605)

Other Income (Expense):
Interest income	1,272	25,835	273,268
Miscellaneous income	—	—	2,000
Interest expense	(8,063)	(8,216)	(42,280)
Offering costs	—	—	(324,754)

Total Other Income (Expense), net	(6,791)	17,619	(91,766)

Net Loss	$(304,627)	$(18,904)	$(1,627,371)

Other Comprehensive Loss	$(1,219,720)	$—	$(1,189,915)

Comprehensive Loss	$(1,524,347)	$(18,904)	$(2,817,286)

Weighted Average Units Outstanding	31,156	1,704	7,265

Net Loss Per Unit	$(9.78)	$(11.09)	$(224.00)

Comprehensive Loss Per Unit	$(48.93)	$(11.09)	$(387.79)

Notes to Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC
(A Development Stage Company)
Condensed Statements of Operations

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2005	2004
	(Unaudited)	(Unaudited)
Revenues	$—	$—

Pre-Production Expenses	120,114	—

Gross Loss	(120,114)	—

Operating Expenses:
Project coordinator	499	35,096
Surveying, site and permitting expense	13,109	37,219
Professional and consulting fees	175,304	151,721
General and administrative	249,059	10,601

Total operating expenses	437,971	234,637

Operating Loss	(558,085)	(234,637)

Other Income (Expense):
Interest income	117,369	25,836
Miscellaneous income	—	1,000
Interest expense	(10,246)	(17,880)

Total other income, net	107,123	8,956

Net Loss	$(450,962)	$(225,681)

Other Comprehensive Loss	$(1,189,915)	$—

Comprehensive Loss	$(1,640,877)	$(225,681)

Weighted Average Units Outstanding	31,142	1,513

Net Loss Per Unit	$(14.48)	$(149.16)

Comprehensive Loss Per Unit	$(52.69)	$(149.16)

Notes to Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC
(A Development Stage Company)
Statements of Cash Flows

	Nine Months	Nine Months	From Inception
	Ended	Ended	(December 29, 2000)
	September 30,	September 30,	to September 30,
	2005	2004	2005
	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net loss	$(450,962)	$(225,681)	$(1,627,371)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	10,216	945	12,848
Changes in assets and liabilities:
Hedge account	(1,420,000)	—	(1,420,000)
Prepaid expenses	(15,494)	(44,453)	(48,011)
Interest receivable	7,277	(7,025)	—
Accounts payable	(186,923)	56,430	143,669
Accrued expenses	280,882	630	295,666

Net Cash Used in Operating Activities	(1,775,004)	(219,154)	(2,643,199)

Cash Flows from Investing Activities:
Capital expenditures	(129,806)	—	(334,673)
Land	(285)	(344,338)	(352,213)
Construction in process	(36,926,045)	(309,849)	(44,186,122)

Net Cash Used in Investing Activities	(37,056,136)	(654,187)	(44,873,008)

Cash Flows from Financing Activities:
Checks drawn in excess of cash	—	(11,417)	—
Net proceeds on notes payable	17,001,233	(149,000)	17,074,033
Member contributions	—	26,712,400	30,338,500
Net proceeds on revolving line of credit	1,040,000	—	1,040,000
Payments for costs of raising capital	—	—	(200,625)
Payments for deferred financing costs	(118,885)	(47,432)	(486,936)

Net Cash Provided by Financing Activities	17,922,348	26,504,551	47,764,972

Net Increase (Decrease) in Cash and Cash Equivalents	(20,908,792)	25,631,210	248,765

Cash and Cash Equivalents — Beginning of Period	21,157,557	—	—

Cash and Cash Equivalents — End of Period	$248,765	$25,631,210	$248,765

- Continued -
Notes to Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC
(A Development Stage Company)
Statements of Cash Flows (continued)

	Nine Months	Nine Months	From Inception
	Ended	Ended	(December 29, 2000)
	September 30,	September 30,	to September 30,
	2005	2004	2005
	(Unaudited)	(Unaudited)	(Unaudited)
Supplemental Cash Flow Information

Cash paid during the period for:
Interest	$19,994	$9,695	$38,348

Supplemental Disclosure of Noncash Investing, Operating and Financing Activities
Costs of raising capital in accounts payable	$—	$9,679	$—

Conversion of note payable and accrued interest into member units	$—	$—	$26,103

Construction costs in construction payable	$4,415,673	$246,223	$4,415,673

Net change in other comprehensive loss	$1,189,915	$—	$1,189,915

Member units exchanged for land costs	$39,000	$—	$39,000

Notes to Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC
(A Development Stage Company)
Notes to Unaudited Financial Statements
September 30, 2005
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
Nature of Business
Granite Falls Energy, LLC, formally known as Granite Falls Community Ethanol Plant, LLC, started construction on its plant location near Granite Falls, Minnesota in 2004, was originally organized to fund and construct a 40 million gallon fuel ethanol plant with distribution to upper midwest states. The Board of Governors of the Company has approved a proposal to increase the plant size to be capable of producing up to 50 million gallons of fuel ethanol a year. The Company’s operations permit presently allows for the production of up to 47 million gallons of fuel ethanol per year. The Company is currently in the process of amending this permit to produce up to the plant’s capacity. In addition, the Company intends to produce and sell dried distillers grains as a co-product of ethanol production. Construction began in the third quarter of 2004. As of September 30, 2005, the Company is in the development stage with its efforts being principally devoted to organizational and construction activities. The Company plans on beginning operations by the middle of November 2005.
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

GRANITE FALLS ENERGY, LLC
(A Development Stage Company)
Notes to Unaudited Financial Statements
September 30, 2005
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
Cash and Equivalents
The Company maintains some of its accounts at a financial institution which is a member of the Company. At times throughout the year, the Company’s cash balances at this and other financial institutions may exceed amounts insured by the Federal Deposit Insurance Corporation. All of the cash and cash equivalents at September 30, 2005 were short-term investments with maturities of three months or less such as money market accounts.
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
Fair Value of Financial Instruments
The fair value of the Company’s cash and equivalents and hedge instruments approximates their carrying value. It is not currently practicable to estimate the fair value of the notes payable to the City of Granite Falls nor our long-term debt since these agreements contain unique terms, conditions, and restrictions, which were negotiated at arm’s length, as discussed in Note 3, there is no readily determinable similar instrument on which to base an estimate of fair value.

GRANITE FALLS ENERGY, LLC
(A Development Stage Company)
Notes to Unaudited Financial Statements
September 30, 2005
Hedge Accounts
As of September 30, 2005, the Company has hedged 2,500,000 bushels of its future corn purchases through March 2006, 1,848,000 gallons of future fuel ethanol sales through December 2006 and 180,000 mmBTU of its future natural gas purchases through March 2006 to the extent considered necessary for minimizing risk from future market price fluctuations. The Company has used various option contracts as vehicles for these hedges.
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
The hedging accounts have been designated and qualify as cash flow hedges and are reported at fair value as determined by the broker. The unrealized gain or loss on the effective portion is initially included as a component of other comprehensive income and is subsequently reclassified into earnings through the cost of sales when the gain or loss is recognized. The Company has categorized the cash flows related to the hedging activities in the same category as the item being hedged. The Company expects the hedging positions outstanding as of September 30, 2005 to be realized and recognized by October 31, 2006 (the end of the next fiscal year).
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

GRANITE FALLS ENERGY, LLC
(A Development Stage Company)
Notes to Unaudited Financial Statements
September 30, 2005
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
3. NOTES PAYABLE TO CITY OF GRANITE FALLS
At September 30, 2005 the Company has $47,800 of notes payable with the City of Granite Falls, Minnesota originally due on January 1, 2004, including interest at 7%. All notes are secured by terms and conditions of the Development Agreement dated February 2, 2001, and subsequently amended, between the City and the Company. The repayment of up to the entire amount may be forgiven subject to the covenants set forth in the Development Agreement.
Under the terms of the Development Agreement, the notes payable can be forgiven at a rate of $5,000 for each job created, up to ten jobs, within six months of the start-up of operations of the facility, provided each job pays a gross annual wage or salary of not less than $24,500. In addition, upon the completion of financing and organizational startup, $25,000 of the notes payable may be converted to equity with a market value of $25,000 or more. In August 2002, the City Council of Granite Falls approved the conversion of a $25,000 note due from the Company plus accrued interest into fifty membership units. The notes payable are completely forgiven, in their entirety, if the project is abandoned. As of September 30, 2005 the City has not required payment of these notes as the City believes the Company is working towards the conditions of the Development Agreement.

GRANITE FALLS ENERGY, LLC
(A Development Stage Company)
Notes to Unaudited Financial Statements
September 30, 2005
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
5. NOTE PAYABLE TO BANK
On December 16, 2004, the Company entered into a Loan Agreement with First National Bank of Omaha (the “Bank”) for the purpose of funding a portion of the cost of the fuel ethanol plant. Under the Loan Agreement, the Bank has provided a construction loan for approximately $34,000,000, a revolving line of credit of $3,500,000, and standby letters of credit in an amount up to $1,000,000. The loans are secured by substantially all assets. At September 30, 2005, the balance outstanding under the construction loan was $14,001,233 with interest being charged at 7.22813% per annum. At September 30, 2005, the balance outstanding under the revolving line of credit was $1,040,000 with interest being charged at 7.22813% per annum.

GRANITE FALLS ENERGY, LLC
(A Development Stage Company)
Notes to Unaudited Financial Statements
September 30, 2005
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
Under the revolving line of credit, the Company is to make monthly interest payments at a variable interest rate equal to one-month LIBOR plus 3.50%. The revolving line of credit will mature on December 15, 2005. The Company expects to be able to renew the revolving line of credit for another year at that time.
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
On January 6, 2005, the Company entered into an interest rate swap agreement with the Bank (as required under the Loan Agreement) in order to change the interest on some of the anticipated borrowings from a variable rate to a fixed rate. Under the interest rate swap, the Company will pay the Bank the quarterly difference between interest charged at a fixed rate of 7.69% and the variable rate of three-month LIBOR plus 3.00% on the “notional” amount of 17,000,000, which was 6.83375% at September 30, 2005. The “notional” balance under the interest rate swap will match the principal balance of one of the three term loans mentioned above. The interest rate swap became effective on September 10, 2005 and will terminate on March 10, 2011.

GRANITE FALLS ENERGY, LLC
(A Development Stage Company)
Notes to Unaudited Financial Statements
September 30, 2005
6. COMMITMENTS AND CONTINGENCIES
The Company has revised its estimate of total costs of the project from $57,850,000 to $64,502,533. The Company anticipates funding the development of the ethanol plant by using grants, the proceeds it raised through its offering, and utilizing debt financing for the remainder of the costs.
Construction Contract
In August 2004, the Company entered into a contract with Fagen, a member, to design and build the ethanol plant for $45,749,700. Based on the decision to expand the capacity of the plant and other change orders, the Company now expects to pay Fagen approximately $49,211,326.
If the contract is terminated by the Company without cause or Fagen for cause, the Company will be required to pay Fagen a fee of $1,000,000 as compensation for the limited right to use the work product.
Substantial completion of the entire work shall be achieved no later than 425 calendar days after the date of commencement. If the plant is substantially complete within the 425 days, the Company will pay Fagen an early performance bonus of $8,000 per day for each day that substantial completion is achieved prior to the 425 days after the date of commencement. Based on a start date of December 1, 2004 and an anticipated completion date of November 15, 2005, the Company may pay Fagen an early completion bonus of up to $616,000. As of September 30, 2005, the Company has incurred $45,013,859 of these costs of which $4,165,001 is included in accounts payable.
Construction Management and Operations Management Agreements
In August 2004, the Company entered into a Consulting Agreement and an Operating and Management Agreement with GLE, who is also a member. Under the Consulting Agreement, GLE will provide assistance in planning and will direct and monitor the construction of the Company’s ethanol plant. The Company paid GLE $10,000 plus pre-approved expenses per month. The Consulting Agreement terminates upon the effective date of the Operating and Management Agreement under which GLE will operate and manage the Company’s plant, which was determined to be August 8, 2005. The Company will pay GLE $35,000 per month plus 3% of the plant’s operating profits under the Agreement. The initial term of the operating and management agreement is for five years and will automatically renew for successive one-year terms unless terminated 180 days prior to the start of a renewal term.
As of September 30, 2005, the Company has incurred $182,097 of costs under the consulting agreement of which $35,000 is in accounts payable.

GRANITE FALLS ENERGY, LLC
(A Development Stage Company)
Notes to Unaudited Financial Statements
September 30, 2005
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
The agreement shall be month-to-month after the initial term and may be terminated by either party effective after the initial term upon sixty days prior written notice. As of September 30, 2005, the Company has incurred and paid $15,000 of these costs.
Railcar Lease
On October 3, 2005, the Company signed a lease agreement with Trinity Industries Leasing Company (“Trinity”) for 75 hopper cars to assist us with the transport of distiller’s grains by rail. The lease is for a five-year period once the cars have been delivered and inspected in Granite Falls, MN. Based on final manufacturing and interest costs, the Company will pay Trinity $673.00 per month plus $0.03 per mile traveled in excess of 36,000 miles a year. As a condition of the lease, the Company provided a stand-by letter of credit to Trinity for $281,250 (approximately six months of lease payments) and this will be outstanding until the Company has met Trinity’s credit standards, which is expected to occur after the Company has made a full year of payments on a timely basis.
7. AGREEMENT WITH GOPHER STATE ETHANOL, LLC
On May 3, 2005, the Company entered into an agreement with Gopher State Ethanol, LLC (“Gopher State”) for the purpose of participating in the Minnesota ethanol producer incentive payments that Gopher State is entitled to receive. Under the agreement, Gopher State would operate the Company’s ethanol plant as a wholly-owned subsidiary. The agreement is conditioned upon the Bankruptcy Court’s approval of a plan of reorganization for Gopher State that includes the agreement between Gopher State and the Company. On November 9, 2005, the Bankruptcy Court approved a plan of reorganization for Gopher State that includes the Company’s agreement. Even though a plan of reorganization has been approved by the Bankruptcy Court, there is no assurance and the Company has no guarantee that the state of Minnesota will agree to pay the ethanol producer incentive payments to Gopher State based upon its operation and production of ethanol at the Company’s facility. Communications from the Minnesota Department of Agriculture indicate that it does not consider the Company’s arrangement with Gopher State to be within the intent of the Minnesota legislature. Additionally, on June 30, 2005 the Minnesota legislature passed a law prohibiting an ethanol producer from transferring its eligibility for payments to a plant at a different location. Accordingly, it is likely that the Company will be required to commence legal

GRANITE FALLS ENERGY, LLC
(A Development Stage Company)
Notes to Unaudited Financial Statements
September 30, 2005
proceedings against the state of Minnesota and obtain a favorable court order before Gopher State will receive any ethanol producer incentive payments.
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

Item 2. Management’s Discussion and Analysis and Plan of Operation.
Cautionary Statements Regarding Forward Looking Statements
     This report contains forward-looking statements that involve future events, our future performance and our expected future operations and actions. In some cases you can identify forward-looking statements by the use of words such as “may,” “should,” “anticipate,” “believe,” “expect,” “will,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the following factors:
•	Delays in completion of plant construction, increases in the cost of construction, or difficulties in start-up operations;

•	Changes in interest rates or the availability of credit;

•	Changes in our business strategy, capital improvement or development plans;

•	Changes in plant production capacity or technical difficulties in operating the plant;

•	Changes in the availability and price of corn;

•	Increases or decreases in the supply and demand for ethanol, including anticipated significant increases in supply from new ethanol plants and expansions of existing ethanol plants;

•	Changes in the environmental regulations that apply to our plant operations;

•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;

•	Changes in the availability and price of natural gas;

•	Increases or decreases in the supply and demand for distiller grains; and

•	Changes and advances in ethanol production technology.
     We are not under any duty to update the forward-looking statements contained in this report. We cannot guarantee future results, levels of activity, performance or achievements. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report. You should read this report and the documents that we reference in this report and have filed as exhibits completely and with the understanding that our actual future results may be materially different from what we currently expect. We qualify all of our forward-looking statements by these cautionary statements.
Overview
     Granite Falls Energy, LLC is a development-stage Minnesota limited liability company formed on December 29, 2000 for the purpose of constructing and operating an ethanol plant on our 56-acre site located near Granite Falls, Minnesota.
     We are in the process of constructing a 50 million gallon per year ethanol plant that will produce fuel-grade ethanol and distillers grains for animal feed products. We will not generate revenues until our plant is operational, and we anticipate increases in our accumulated losses until the plant is operational. We currently expect to complete construction and begin plant operations in mid-November 2005.

     The total cost of our project is estimated to be $64,502,533. We are financing our project with a combination of equity and debt capital. We raised equity in a public offering registered with the Securities and Exchange Commission, in which we sold 29,700 units and received offering cash proceeds of $29,700,000, which supplemented our seed capital equity of $638,500. We closed the offering in October 2004. To complete project financing, we entered into a $34,000,000 term loan, a $3,500,000 revolving line of credit and standby letters of credit of up to $1,000,000 with First National Bank of Omaha. In addition, we expect to enter into a loan agreement with several state and local economic development agencies for a combined loan agreement of $700,000 (the “EDA loan”). However, no definitive agreement has been entered into at this time, and there can be no assurance that one will be obtained. Our combined equity and debt capital is $65,038,000 excluding the revolving line of credit and standby letters of credit. Based upon our current total project cost estimate of $64,502,533, we expect our equity and debt capital sources to be sufficient to complete plant construction and begin start-up operations.
     We have engaged experienced marketers to market our ethanol and dried distillers grains to local, regional, and national markets. We have hired much of the personnel needed to handle the operation of the plant. We currently employ 29 employees in addition to 6 personnel supplied by Glacial Lakes Energy, LLC (“Glacial Lakes”) pursuant to our operating and management agreement with Glacial Lakes. In addition, we expect to hire at least two more employees prior to start-up of plant operations.
     Because we are a development-stage company without any revenues, we do not have revenue, production or income data for the quarter ended September 30, 2005, or comparable data for any prior periods. Accordingly, we do not provide a comparison of our financial results between reporting periods in this report. If you undertake your own comparison of our third fiscal quarter of 2004 and our third fiscal quarter of 2005, it is important that you keep this in mind.
Plan of Operations for the Next 12 Months
     We expect to spend the next 12 months completing construction of the ethanol plant, site development, and permitting, preparing for and commencing start-up operations, and engaging in the production of ethanol and distillers grains at our plant.
Plant Construction Activity
     We began site grading and dirt work for our ethanol plant in August 2004. The site work was completed in November 2004. On December 1, 2004, Fagen, Inc. (“Fagen”) began actual construction of the plant. We expect plant construction to be complete and operations to begin by mid-November 2005. However, we may experience construction delays caused by a variety of factors, including factors outside of our control, such as weather-related delays. If completion of plant construction is delayed, our ability to begin plant operations and generate revenues will also be delayed.
     Based on change orders signed to date, we will pay Fagen a fixed fee of $49,211,326 to build our plant. As of September 30, 2005, have paid Fagen $40,848,858 for construction services and incurred construction services fees of $4,165,001, which we have retained but not yet paid to Fagen in accordance with our design-build agreement. As of October 25, 2005, Fagen estimated that the plant is approximately 95.2% complete. The following construction update is current as of November 1, 2005:

Project:	Status:
Concrete and Steel Work	Fagen and its subcontractors have completed all concrete and structural steel work for the entire site, and their crews and construction materials and equipment have now been moved off-site.
Process Building	The process building is substantially complete. All of the concrete and equipment for the process building has been installed. Final piping, electrical and insulation work are being done. Water lines to the water treatment building and to the process building are complete and are being tested.

Project:	Status:
Water Treatment Building	Our water treatment building, which was the last building to be erected on our site, is nearly completed and the treatment equipment and final plumbing is being installed.
Tanks	All process storage tanks and tank farm tanks are completed. The tanks to be used for finished fuel ethanol have been hydro-tested.
Distillers Grain Building	The distillers grain building is complete.
Energy Center	The energy center, which contains the boilers, dryers, thermal oxidizer, and centrifuges, is complete.
Administration Building	The administration building is complete, and we are installed in our new offices.
Grain Receiving	The grain receiving building is finished, and grain handling equipment installation is completed. A test run of the equipment was made on September 29. The truck scales near the administration building were completed and calibrated. The State of Minnesota has been on site for inspection and certification of the scales. The concrete silos for corn storage and the equipment to move corn into the silos are complete. The hammermills and the day bin have been completed. We took our first loads of corn on October 31, 2005.
Utilities — Electrical	The electrical substation has been completed. Minnesota Valley Electric commissioned our electrical substation on August 18. The entire site is now operating on the permanent electrical distribution system.
Utilities — Water	Installation of the well water main and discharge lines was completed in late August, and a manual test run of the production well pumps was conducted in early September. We brought water from the wells in order to hydro-test the tanks and lines in the plant. The pump house for the wells has been permanently wired.
Utilities — Natural Gas	Our natural gas supplier has finished burying the 8.5 miles of gas line, installed the main gas regulator, and tested it using inert gases. The pipeline is to be purged of the inert gases during the next week in order to bring the natural gas to the site.
Railroad Siding	The by-pass track off the mainline has been completed. The north half of the rail siding has been laid with ballast added. The rest of the railroad siding is scheduled to be completed by November 15, 2005. The rail scale in the grain receiving area has been installed, but will not be certified until the siding is completed.
The following chart summarizes our anticipated progress on plant construction as of the date of this report:

Timeline	Projects
November 2005	Final installation of electrical, instrumentation, and insulation
Finish installation of water treatment system and test
Train Plant Personnel
Test Equipment and Prepare for Start-up Operations
Perform Water Trials and Hydrology Testing
Commence Operations
Seven day performance test
Punch list items
Permitting
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
     Alcohol Fuel Producer’s Permit. We obtained an alcohol fuel producer’s permit from the Alcohol and Tobacco Tax and Trade Bureau (“TTB”) in September 2005.
     SPCC and RMP. We have prepared a Spill Prevention Control and Countermeasures (“SPCC”) plan and a Process Hazard Analysis. We must also prepare a Risk Management Plan (“RMP”). After the start-up of operations, we will complete the Risk Management Plan with assistance from Glacial Lakes personnel. These items are required by the Environmental Protection Agency and enforced by the MPCA.
     Air Permits. Our current Air Emissions Permit and National Pollution Discharge Elimination System Permit allows the Company to operate at a rate of 45,000,000 gallons per year of undenatured ethanol (“200 proof”) or 47,250,000 gallons per year of fuel ethanol. In June 2005, we applied for amendments to both permits to allow us to operate at a rate of 60,000,000 gallons of undenatured ethanol or 63,000,000 gallons per year of fuel ethanol. These applications are currently under review by the MPCA and the Attorney General for the State of Minnesota. We expect to receive both amendments by December 31, 2005, however, there is no guarantee that we will receive the amendments or that the amendments will be received by December 31, 2005. Under both the current Air Emissions Permit and the anticipated amended Air Emissions Permit, we will be required to conduct emissions testing within 180 days of plant start-up.
     Water Permits. We obtained a two-year conditional, 240 million gallon per year water appropriation permit from the Minnesota Department of Natural Resources, which will remain in effect through December 31, 2008. We will obtain the water to operate our plant from wells located approximately one and one-half miles from our plant. As part of the application process, we conducted drawdown tests of the wells which indicated that the wells contain a sufficient supply of water for our purposes. As a condition of the water appropriations permit, we will be required to frequently monitor the static water level in our wells and the wells of adjacent property owners. If the wells are adversely impacted by our operations, we will need to locate additional water supply sources.
     We have obtained county permits and easements to construct a water pipeline from our wells to the plant site. We awarded a contract for the construction of the water pipeline, which began in July 2005 and was completed in September.
     We have worked with the Army Corp. of Engineers and have obtained a conditional use permit from Chippewa County to use water from the Minnesota River. We have also obtained property easements from nearby property owners in the event we have to construct a water pipeline from the Minnesota River to our plant site. We postponed further action on using water from the Minnesota River pending initial use and testing of the water supply provided by our wells.
     In June 2005, we re-submitted the Process Water Discharge Permit, requesting minor modifications to the permit to reflect an increase in expected production levels because the original permit was submitted based on 40 million gallons per year of production. The amended Process Water Discharge Permit was issued on November 7, 2005. As part of the permitting process, the MPCA has encouraged us to “actively investigate alternatives” to using water from the two wells. As a result, we will assess means to conserve the usage of water in the plant, in addition to resuming evaluation of obtaining water from the Minnesota River. If we are required to obtain water from the Minnesota River, we expect to incur additional costs, which may be significant.
Infrastructure Activity
     Electricity. Minnesota Valley Cooperative Light and Power Association has installed all of the transmission line poles and has completed stringing the line. In addition, the sub-station equipment and underground electrical wire network for our buildings has been completed.

     Rail. The by-pass track off the mainline has been completed. The north half of the rail siding has been laid with ballast added. The rest of the railroad siding is scheduled to be completed by November 15, 2005.
     Water. Most of the water supply from the wells will need to be treated prior to its use in the plant. We signed a change order with Fagen and issued a purchase order with U.S. Water Services, Inc. for the equipment needed for water treatment and fire protection systems, such as storage tanks, deluge systems, and sprinkler systems for the plant.
     Installation of the well water main and discharge lines was completed in late August, and a manual test run of the production well pumps was conducted in early September. We brought water from the wells in order to hydro-test the tanks and lines in the plant. The pump house for the wells has been permanently wired.
Contracting Activity
     Management, Supply and Marketing Agreements. We continue to work towards securing all of the contracts necessary to construct and operate our ethanol plant. Glacial Lakes is managing plant construction and as of August 8, 2005, Glacial Lakes began management of operations in anticipation of plant start-up. Under our operating and management agreement with Glacial Lakes, we will pay Glacial Lakes $35,000 per month plus an annual payment equal to 3% of the plant’s net income from operations.
     Farmers Cooperative Company will supply our corn. Aventine Renewable Energy, Inc. will market our ethanol, and Commodity Specialists Company will market our dry distillers grains by rail and truck. All of these contracts are critical to our success and we will be very dependent on each of these companies once we begin operations. We intend to independently market a portion of our distillers grains to local markets; however, if local markets do not supply competitive prices, we may market all of our distillers grains through Commodity Specialists Company.
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
     Railcar Lease. On October 3, 2005, the Company entered into a lease agreement with Trinity Industries Leasing Company (“Trinity”) for 75 hopper cars to transport distillers grains by rail. The lease is for a 5-year period which starts when the cars have been delivered and inspected in Granite Falls, Minnesota. The Company will pay Trinity $673.00 per month, plus $0.03 for each mile traveled in excess of 36,000 miles per year. As a condition of the lease, the Company provided a standby letter of credit to Trinity for $281,250, which is approximately six months of lease payments. This amount will be outstanding until the Company has met Trinity’s credit standards, which is expected to occur after the Company has made a full year of payments on a timely basis.
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
     Our obligation to perform under the agreement is expressly conditioned upon our consent to the plan of reorganization proposed by Gopher State and the Bankruptcy Court’s approval of that plan. On November 9, 2005, the Bankruptcy Court approved Gopher State’s plan of reorganization. We expect the plan to become effective on or about December 7, 2005. Now that the plan has been approved, we expect to proceed with action under the agreement.
     There is no assurance, and we cannot guarantee, that even though the plan of reorganization has been approved by the Bankruptcy Court, the state of Minnesota will agree to pay the Minnesota ethanol producer incentive payments to Gopher State based upon its operation and production of ethanol at our facility. Communications from the Minnesota Department of Agriculture indicate that it does not consider the Company’s arrangement with Gopher State to be within the intent of the Minnesota legislature. Further, on June 30, 2005, a new law became effective that specifically prohibits an ethanol producer from transferring its eligibility for payments to a plant at a different location. Accordingly, it is likely that the Minnesota Department of Agriculture will reject any future application for producer payments, and it may be necessary to institute legal proceedings against the state of Minnesota and obtain a court order in our favor before receiving any ethanol producer incentive payments. It is also possible that a court would construe the statute against us and use it as a basis for denying the ethanol producer incentive payments.
     The Company may choose not to commence legal proceedings, or the legal proceedings may not be successful in obtaining a portion or the full amount of ethanol producer incentive payments to which Gopher State is entitled to receive. In addition, the Company expects to incur legal costs and expenses in connection with any legal proceedings to enforce Gopher State’s rights to the ethanol producer incentive payments. If the legal proceedings are ultimately unsuccessful, the Company may not be able to offset these legal costs and expenses against any ethanol producer incentive payments.
Employees
     As of the date of this report, we have filled most of the positions necessary to operate our plant by hiring 29 employees. Four of these employees are involved primarily in management and administration. The remainder are involved primarily in plant operations. We also expect to hire at least two more employees prior to plant start-up. Our employees recently underwent training at Glacial Lakes Energy.
Trends and Uncertainties Impacting the Ethanol and Distillers Grains Industries and Our Future Revenues
     When we become operational, our revenues will consist of sales of the ethanol and distillers grains that we produce. Ethanol sales will constitute the majority of our revenues. During last quarter and continuing through most of this quarter, increased demand for ethanol caused ethanol market prices to increase. Although some of those gains have been lost in the last month of this quarter, ethanol prices remain historically strong. Ethanol prices have remained high as a result of increased demand for ethanol, consumer acceptance of its use, firm crude oil and gas markets, and positive political signals. In order to sustain these price levels, however, the demand for ethanol must continue to rise at a rate that offsets the increased supply due to additional production. There is no assurance that ethanol prices will be able to stabilize at their current levels, which are significantly higher than the historical average.
     Ethanol production continues to grow as additional plants become operational. In 2004, 81 ethanol plants located in 20 states produced 3.41 billion gallons. According to the Renewable Fuels Association, there are currently 91 ethanol plants nationwide that have the combined capacity to produce over 4.16 billion gallons annually. Eight of these plants have expansions underway, and 21 new ethanol plants are under construction, constituting another 1.2 billion gallons of annual capacity. A greater supply of ethanol on the market from other plants, without a corresponding growth in demand, could reduce the price we are able to charge for our ethanol. This would have a negative impact on our future revenues once we become operational.
     On August 8, 2005, President George W. Bush signed the Energy Policy Act of 2005 into law. The Act contains numerous provisions that are expected to favorably impact the ethanol industry by enhancing both the production and use of ethanol. Most notably, the Act created a 7.5 billion gallon renewable fuels standard (RFS). The RFS will begin at 4 billion gallons in 2006, increasing to 7.5 billion gallons by 2012. Although the RFS is a national renewable fuels mandate, it allows flexibility to refiners by allowing them to use renewable fuel blends in those areas where it is most cost-effective by not placement requirements for the use of renewable fuels in any particular area or state. According to the Renewable Fuels Association, the Act is expected to lead to about $6 billion in new investment in ethanol plants across the country.
     The Act also expands who qualifies as a small ethanol producer for purposes of the small ethanol producer tax credit. Historically, small ethanol producers were allowed a 10-cent per gallon production income tax credit on up to 15 million gallons of production annually. The size of the plant eligible for the tax credit was previously limited to 30 million gallons. Under the Act, the size limitation on the production capacity for small ethanol producers is increased from 30 million gallons per year to 60 million gallons per year. The credit can be taken on the first 15 million gallons of production, but is capped at $1.5 million per year per producer. The credit is effective for taxable years ending after the date of enactment through 2008, however, since we have not commenced operations as of our fiscal year end on October 31, 2005, we will not have any eligible production for this fiscal year.
     The Energy Policy Act of 2005 did not impose a national ban on MTBE, which is a commonly used oxygenate and a major competitor of ethanol. Several states have recently banned the use of MTBE because of concerns over its potentially harmful impact on groundwater supplies. Ethanol is the most readily available substitute for MTBE in markets in which reformulated gasoline may be required. However, other MTBE replacements may capture a portion or all of these potential markets. The Act did not provide any liability limits for MTBE producers or refiners, which may cause its use to decline. If that happens, the demand for ethanol may increase by a greater margin and it may occur sooner than anticipated. There is no assurance that these new markets will be open to ethanol or that any increased demand will directly benefit our plant.
     Demand for ethanol may also increase as a result of increased consumption of E85 fuel. E85 fuel is a blend of 70% to 85% ethanol and gasoline. According to the Energy Information Administration, E85 consumption is projected to increase from a national total of 11 million gallons in 2003 to 47 million gallons by 2025. E85 is used as an aviation fuel and as a hydrogen source for fuel cells. In the U.S., there are currently about 3 million flexible fuel vehicles (FFVs) capable of operating on E85 and 400 retail stations supplying it. Automakers have indicated plans to produce an estimated 2 million more FFVs per year.
     Demand for ethanol has historically been supported by higher prices of oil and its refined components. Ethanol demand has also been fueled by clean air standards mandated by federal agencies that require highly populated areas to blend ethanol into their gasoline supplies as an oxygenate. The intent of the air standards is to reduce harmful emissions into the atmosphere. These mandates have been challenged in several metropolitan areas, and are currently being reviewed by the courts. In the future, the combination of additional supply, successful challenges to the clean air standards and stagnant or reduced demand may adversely affect our revenues, profit margin and ability to maintain positive cash flows.
     We have engaged Aventine Renewable Energy, LLC to market our ethanol. Aventine markets the ethanol for 14 ethanol plants, including ours. Aventine sells the ethanol using three different types of contracts:
•	Fixed price contracts;

•	Contracted spot price where the price is usually based on the average spot ethanol price at several large terminals in the Midwest; and

•	Basis contracts where the price is usually based on NYMEX unleaded gasoline contracts.
     Aventine will promptly inform us of the contracts it executes. Depending on the nature and amount of the unleaded gasoline basis contracts executed by Aventine, we may enter into hedging strategies to minimize our exposure to price changes for unleaded gasoline. As of September 30, 2005, we have entered into hedges for 1,848,000 gallons of NYMEX unleaded gasoline from December 2005 to December 2006. The prices on these contracts range from $1.55 to $2.05 per gallon.

     We will also sell distillers dried grains when we become operational. Prices for distillers grains are currently on a downward trend. Increased ethanol production has led to increased availability of the by-product, which has resulted in a larger supply and lower prices. Continued increased supply of dried distillers grains on the market from other plants could reduce the price we will be able to charge for our distillers dried grains. This would have a negative impact on our future revenues once we become operational.
Trends and Uncertainties Impacting the Corn and Natural Gas Markets and Our Future Cost of Goods Sold
     When we become operational, our costs of our goods will consist primarily of costs relating to the corn and natural gas supplies necessary to produce ethanol and distillers grains for sale. We estimate that we will grind approximately 1,500,000 bushels of corn each month. Corn yields nationwide have been better than expected, which may lead to an excess supply of corn and low corn prices as a result. However, increasing demand for corn from increased ethanol production or other changes in demand could keep corn prices higher than currently anticipated. Increases in corn prices may negatively impact our profitability when we become operational by increasing our cost of goods and reducing our net operating income. We attempt to use hedging strategies to minimize our exposure to corn price movements; however, there is no guarantee or assurance that our hedging strategies will be effective. As of September 30, 2005, we have hedged 2,500,000 bushels of its future corn purchases from November 2005 through March 2006. The prices on these contracts (based on Chicago Board of Trade prices) range from $2.20 to $2.69 per bushel. As we move forward, we will continue to monitor our risk in the corn market and may determine that additional protection is necessary.
     Natural gas is also an important input commodity to our manufacturing process. We estimate that our natural gas usage will be approximately 125,000 million British thermal units (mmBTU) per month. We will use natural gas to dry our distillers grain products to moisture contents at which they can be stored for long periods of time, and can be transported greater distances. Recently, the price of natural gas has followed other energy commodities to historically high levels. Current natural gas prices are considerably higher than the 10-year average. In late August 2005 and September 2005, Hurricanes Katrina and Rita caused considerable damage to natural gas production areas in the Gulf of Mexico, contributing to the current volatility of natural gas prices. Global demand for natural gas is expected to continue to increase, further driving up prices. As a result, we expect natural gas prices to remain higher than average in the short to mid term. Increases in the price of natural gas increases our cost of production and negatively impacts our profit margins. We have secured a marketing firm and an energy consultant for our natural gas, and will work with them on an ongoing basis to mitigate our exposure to volatile gas prices. As of September 30, 2005, we have price protection in place for 180,000 mmBTU for January 2006 to March 2006 and fixed the basis on 300,000 mmBTU for November 2005 to March 2006.
Liquidity and Capital Resources
Sources and Uses of Cash
     We originally estimated that we would require approximately $57,850,000 of capital to pay for all of our construction and start-up costs. However, based on our decision to expand the plant from a production capacity of 40 million gallons per year to 50 million gallons per year, new estimates for our utilities, an expected early completion bonus to our design-builder, and other items, we estimate that our total construction and start-up costs for the 50 million gallon per year plant will be $64,502,533.
     We have executed a loan agreement with First National Bank of Omaha (the “Bank”) for the purpose of funding a portion of the cost of our ethanol plant. Under our loan agreement with the Bank, the Bank has provided to us a construction loan up to $34,000,000, a revolving line of credit of $3,500,000, and standby letters of credit in an amount up to $1,000,000. As security for the Bank’s loans to us, we have granted the Bank a security interest in all of our assets and a mortgage on our real estate. As of September 30, 2005, there was $17,001,233 outstanding under the construction loan and $1,040,000 used to finance hedging activities outstanding under the revolving line of credit.
     During the construction period, we make quarterly interest payments on the construction loan at a variable interest rate equal to the one-month LIBOR plus 3.50% until March 10, 2006. On March 10, 2006, the amounts borrowed under the construction loan will convert into three term loans aggregating $34,000,000. The maturity date of each converted loan will be March 10, 2011. Interest on the converted loans will accrue at a variable rate based upon the one-month or three-month LIBOR plus 3.00% to 3.50% depending on the particular loan and subject to the interest rate swap agreement discussed below. We will also be required to make an additional principal payment equal to 15% of our excess cash flow, as that term is defined in the loan agreement, within 120 days of year-end.
     Our loan agreement required us to enter into an interest rate swap agreement with First National Bank to fix a portion of our anticipated borrowings from a variable to a fixed interest rate. Under this swap agreement, we will pay First National Bank the quarterly difference between interest charged at a fixed rate of 7.69% and the variable rate of the three-month LIBOR plus 3.00% on the “notional” amount of $17,000,000, which was 6.83375% at September 30, 2005. This “notional” balance will match the principal balance on one of the three term loans resulting from conversion of our construction loan. The interest rate swap became effective on September 10, 2005 and will terminate on March 10, 2011.
     Our loan agreements contain restrictions and financial covenants to which we will be subject during the term of the agreements. If construction of our project is delayed for any reason, we may not be able to timely repay the loan. If interest rates increase, we will have higher interest payments, which could adversely affect our business.
Sources of Funds
     The following schedule sets forth our sources of funds from our offering proceeds and our debt financing proceeds:

		Percent of
Source of Funds		Total
Member Equity, Public Offering	$29,700,000	45.42%
Member Equity, Seed Capital	$638,500	0.98%
Term Debt	$34,000,000	52.00%
EDA Loans*	$700,000	1.07%
Other Sources of Funds	$350,000	0.53%

Total Sources of Funds	$65,338,500	100.00%

*	We have not executed a definitive agreement procuring EDA loan proceeds. However, we expect to enter into such an agreement. There can be no assurance that such an agreement will be entered into.
     If we need additional cash, we may borrow additional funds or sell additional units. However, we have access to our $3,500,000 revolving credit line for hedging purposes and operations. We cannot assure success in obtaining additional financing if needed on acceptable terms, or at all.
Use of Proceeds
     The following tables describe our revised estimated use of our offering and debt financing proceeds. The figures are estimates only, and the actual uses of proceeds may vary significantly from the descriptions given below.
Estimated Use of Offering and Debt Proceeds :

Plant Construction (including change orders and water treatment)	$49,211,326	76.29%
Other Construction Costs	150,721	0.23%
Land and Site Development	2,947,405	4.57%
Utilities (natural gas, electric and water)	942,804	1.46%
Rolling Stock (including rail car mover)	489,719	0.76%
Administration Building, Computer System, and Furnishings	366,751	0.57%
Railroad Siding	1,521,100	2.36%
Construction Insurance Costs	300,000	0.47%
Capitalized Interest (net of interest income and expense)	672,629	1.04%
Offering and Debt Financing Costs	1,066,838	1.65%

Organizational Costs	1,467,240	2.28%
Start-up Costs (including inventory)	4,750,000	7.36%
Early Completion Bonus	616,000	0.96%

Total Estimated Use of Proceeds	$64,502,533	100.0%
     Comparing the table of estimated uses above with the table of estimated uses contained in our most recent quarterly report, we have slightly increased the total project cost from $64,182,640 to $64,502,533. This increase results from increases in the following categories:
•	Plant Construction. Plant construction costs increased from $ 49,120,240 to $49,211,326. This increase reflects change orders totaling $91,086.

•	Other Construction Costs. Other construction costs increased from $133,720 to $150,721. This increase was due to additional costs for site work necessary to continue construction work under adverse weather conditions.

•	Land and Site Development. The land and site development estimate increased from $2,920,329 to $2,947,405 due to costs related to applying for and obtaining amended permits.

•	Utilities. The utilities cost estimate increased from $882,363 to $942,804 due to additional costs for the water line and discharge line for the plant.

•	Organizational Costs. We have increased our cost estimate for organizational costs from $1,333,074 to $1,467,240 in connection with expenditures associated with hiring most plant personnel ahead of schedule.

•	Start-Up Costs. We have decreased our cost estimate of $5,010,000 to $4,750,000 due to decreased costs for spare parts.

•	Rolling Stock. We have increased our cost estimate from $205,519 to $489,719 due to reclassification of the rail car mover and the final cost of necessary equipment.

•	Railroad. The railroad cost estimate increased from $1,459,000 to $1,521,100 due to additional costs to prepare the ground for the rail line.

•	Early Completion Bonus. The cost estimate for the early completion bonus decreased from $736,000 to $616,000 to reflect a mid-November 2005 start-up date, rather than a start-up date at end of October.
     Based upon seed capital equity of $638,500, offering proceeds of $29,700,000, a $34,000,000 term loan, an expected EDA loan of $700,000, a $3,500,000 revolving line of credit and standby letters of credit of up to $1,000,000, our combined equity and debt capital is $65,338,500. However, no definitive agreement for the EDA loan has been entered into at this time, and there can be no assurance that one will be secured. We expect to have sufficient cash on hand to cover construction and related start-up costs necessary to make the plant operational.
Quarterly Financial Results
     As of September 30, 2005, we had cash and cash equivalents of $248,765 and total assets of $50,328,630. Our assets primarily consist of construction-in-process of $48,601,795. We sold 29,700 units in our offering and raised proceeds of $29,700,000, in addition to 1,417 seed capital units for seed capital proceeds of $638,500. We have used the proceeds to fund construction activity as well as development and organizational needs. Cash used to fund construction activities for the quarter ended September 30, 2005 totaled $13,275,091.
     As of September 30, 2005, we had current liabilities of $7,069,503, which consists primarily of construction payables (primarily retainage to Fagen and other contractors) in the amount of $4,415,673, accounts payable in the amount of $143,669, a note to the City of Granite Falls in the amount of $47,800 due January 1, 2004, which has not been paid and the current portion of long-term debt of $1,127,798. We have been working with the City to extend the loan or forgive it under the terms of our Development Agreement with the City. As of September 30, 2005, we also had long-term debt in the amount of $15,873,435.
     Total members equity as of September 30, 2005 was $27,385,692. Since inception, we have generated no revenue from operations. For the quarter ended September 30, 2005, we have a net loss of $304,627 due to start-up costs and training plant personnel.
Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements.
Item 3. Controls and Procedures.
     Our management, including our Chief Executive Officer and General Manager (the principal executive officer), Thomas Branhan, along with our Chief Financial Officer (the principal financial officer), Michael Nealon, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2005. Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
     Our management, including our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of September 30, 2005 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
PART II — OTHER INFORMATION
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
     As of September 30, 2005, our expenses related to the registration and issuance of these units were $165,000, which were netted against the offering proceeds. All of these expenses were direct or indirect payments to unrelated parties. Our net offering proceeds after deduction of expenses were $29,535,000. The following table describes our use of net offering proceeds through the quarter ended September 30, 2005:

Plant Construction	$25,646,000
Land and Site Development (includes utilities)	1,884,000
Operating Loans (repayment)	700,000
Financing Costs	667,000
Organizational Costs	296,000
Railroad and Car Mover	119,000
Construction Insurance	223,000

Total	$29,535,000
     All of the foregoing payments were direct or indirect payments to persons or entities other than our directors, officers, affiliates, or unit holders owning 10% or more of our units except for $25,646,000 paid to Fagen in exchange for construction services and $700,000 paid to Granite Falls Bank for repayment of indebtedness. Fagen is a member. Under our operating and member control agreement, Fagen’s ownership entitles it to appoint one governor to our board. As of September 30, 2005, we have paid Fagen $40,848,858 and we have construction payables to Fagen of $4,165,001. Granite Falls Bank is a member and our former escrow agent.
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

GRANITE FALLS ENERGY, LLC

November 14, 2005	/s/ Thomas Branhan
Thomas Branhan
Chief Executive Officer and General Manager

November 14, 2005	/s/ Michael Nealon
Michael Nealon
Chief Financial Officer and Controller