Form 10QSB/A
period 2005-09-30
GRANITE FALLS COMMUNITY ETHANOL PLANT LLC
filed 2006-02-13
CIK 1181749

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB/A

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

Explanatory Note Regarding Amendment No. 1
     This Amendment No. 1 to the Quarterly Report on Form 10-QSB/A of Granite Falls Energy, LLC, (the “Company”) for the fiscal quarter ended September 30, 2005, is being filed for the purpose of amending and restating Items 1 and 2 of Part I and Item 6 of Part II of Form 10-QSB/A to reflect the financial impact of the Company’s de-designation of certain derivative instruments as cash flow hedges. The unrealized loss on these derivative instruments was previously reported as a component of other comprehensive loss which would be subsequently re-classified into earnings through the cost of sales when the underlying hedged item was recognized. The Company’s de-designation of these cash flow hedges means that changes in the fair value of these derivative instruments are reported in current period earnings rather than subsequently re-classified into earnings as the gain or loss is recognized. Our amended quarterly report on Form 10-QSB/A reports these changes in Part I — Item 1 “Financial Statements and in Part I — Item 2 “Management’s Discussion and Analysis or Plan of Operation.”
     In accordance with Rule 12b-15 under the Securities and Exchange Act of 1934, the complete text of such Items, as amended, are set forth herein. In addition to the filing of this Amendment No. 1 and pursuant to Rule 12b-15, we are including certain currently dated certifications. The remainder of the Company’s Form 10-QSB/A is unchanged and is reproduced in its entirety in this Amendment No. 1. This report speaks as of the original filing date of the Form 10-QSB and has not been updated to reflect events occurring subsequent to the original reporting date.

PART I — FINANCIAL INFORMATION
Item 1. Financial Information.
GRANITE FALLS ENERGY, LLC
(A Development Stage Company)
Balance Sheet

September 30,
2005

(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$248,765
Prepaid expenses	48,012
Hedge account	394,423

Total Current Assets	691,200

Property and Equipment:
Land	391,213
Construction in process	48,601,795
Administration building	215,049
Office equipment	99,215
Vehicle	20,409

49,327,681
Less accumulated depreciation	12,848

Net Property and Equipment	49,314,833

Other Assets:
Deferred financing costs	486,936

Total Other Assets	486,936

Total Assets	$50,492,969

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities:
Accounts payable	143,669
Payable to construction contractors	4,415,673
Revolving line of credit	1,040,000
Accrued interest	220,948
Other accrued liabilities	73,615
Current portion of Long-Term Debt	1,127,798
Notes payable-City of Granite Falls	47,800

Total Current Liabilities	7,069,503

Long-Term Debt, less current portion	15,873,435

Commitments and Contingencies

Members’ Equity:
Member contributions, net of costs related to contributions, 31,156 units outstanding	30,202,978
Deficit accumulated during development stage	(2,652,947)

Total Members’ Equity	27,550,031

Total Liabilities and Members’ Equity	$50,492,969

Notes to Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC
(A Development Stage Company)
Statements of Operations

			From Inception
	Quarter Ended	Quarter Ended	(December 29, 2000)
	September 30,	September 30,	to September 30,
	2005	2004	2005

	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$—	$—	$—

Pre-Production Expenses	120,114	—	120,114

Gross Loss	(120,114)	—	(120,114)

Operating Expenses
Project coordinator	—	10,133	185,979
Surveying, site and permitting expense	13,109	275	170,838
Professional and consulting fees	38,222	44,857	663,532
General and administrative	126,391	(18,742)	395,142

Total operating expenses	177,722	36,523	1,415,491

Operating Loss	(297,836)	(36,523)	(1,535,605)

Other Income (Expense)
Interest income	1,272	25,835	273,268
Change in value of hedging instruments	(1,025,576)	—	(1,025,576)
Miscellaneous income	—	—	2,000
Interest expense	(8,063)	(8,216)	(42,280)
Offering costs	—	—	(324,754)

Total other income (expense), net	(1,032,367)	17,619	(1,117,342)

Net Loss	$(1,330,203)	$(18,904)	$(2,652,947)

Weighted Average Units Outstanding	31,156	1,704	7,265

Net Loss Per Unit	$(42.69)	$(11.09)	$(365.17)

Notes to Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC
(A Development Stage Company)
Condensed Statements of Operations

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2005	2004

	(Unaudited)	(Unaudited)
Revenues	$—	$—

Pre-Production Expenses	120,114	—

Gross Loss	(120,114)	—

Operating Expenses
Project coordinator	499	35,096
Surveying, site and permitting expense	13,109	37,219
Professional and consulting fees	175,304	151,721
General and administrative	249,059	10,601

Total operating expenses	437,971	234,637

Operating Loss	(558,085)	(234,637)

Other Income (Expense)
Interest income	117,369	25,836
Change in value of hedging instruments	(1,025,576)	—
Miscellaneous income	—	1,000
Interest expense	(10,246)	(17,880)

Total other income (expense), net	(918,453)	8,956

Net Loss	$(1,476,538)	$(225,681)

Weighted Average Units Outstanding	31,142	1,513

Net Loss Per Unit	$(47.41)	$(149.16)

Notes to Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC
(A Development Stage Company)
Statements of Cash Flows

	Nine Months	Nine Months	From Inception
	Ended	Ended	(December 29, 2000)
	September 30,	September 30,	to September 30,
	2005	2004	2005

	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net loss	$(1,476,538)	$(225,681)	$(2,652,947)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	10,216	945	12,848
Change in value of hedging instruments	1,025,576	—	1,025,575
Changes in assets and liabilities:
Hedge account	(1,420,000)	—	(1,420,000)
Prepaid expenses	(15,494)	(44,453)	(48,011)
Interest receivable	7,277	(7,025)	—
Accounts payable	(186,923)	56,430	143,669
Accrued interest payable	280,882	630	295,666

Net Cash Used in Operating Activities	(1,775,004)	(219,154)	(2,643,200)

Cash Flows from Investing Activities:
Capital expenditures	(129,806)	—	(334,673)
Land	(285)	(344,338)	(352,213)
Construction in process	(36,926,045)	(309,849)	(44,186,122)

Net Cash Used in Investing Activities	(37,056,136)	(654,187)	(44,873,008)

Cash Flows from Financing Activities:
Checks drawn in excess of cash	—	(11,417)	—
Net proceeds on short-term notes payable	17,001,233	(149,000)	17,074,033
Member contributions	—	26,712,400	30,338,500
Net proceeds on revolving line of credit	1,040,000	—	1,040,000
Payments for costs of raising capital	—	—	(200,625)
Payments for deferred financing costs	(118,885)	(47,432)	(486,936)

Net Cash Provided by Financing Activities	17,922,348	26,504,551	47,764,972

Net Increase (Decrease) in Cash and Cash Equivalents	(20,908,792)	25,631,210	248,764

Cash and Cash Equivalents – Beginning of Period	21,157,557	—	—

Cash and Cash Equivalents – End of Period	$248,765	$25,631,210	$248,764

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
Nature of Business
Granite Falls Energy, LLC, formally known as Granite Falls Community Ethanol Plant, LLC, started construction on its plant location near Granite Falls, Minnesota in 2004, was originally organized to fund and construct a 40 million gallon fuel ethanol plant with distribution to upper midwest states. The Board of Governors of the Company has approved a proposal to increase the plant size to be capable of producing up to 50 million gallons of fuel ethanol a year. The Company’s operations permit presently allows for the production of up to 47 million gallons of fuel ethanol per year. The Company is currently in the process of amending this permit to produce up to the plant’s capacity. In addition, the Company intends to produce and sell dried distillers grains as a co-product of ethanol production. Construction began in the third quarter of 2004. As of September 30, 2005, the Company is in the development stage with its efforts being principally devoted to organizational and construction activities. The Company began its operations through the start-up of the plant on November 13, 2005.
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

GRANITE FALLS ENERGY, LLC
(A Development Stage Company)
Notes to Financial Statements
September 30, 2005
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

GRANITE FALLS ENERGY, LLC
(A Development Stage Company)
Notes to Financial Statements
September 30, 2005
Derivative Instruments
As of September 30, 2005, the Company has entered into derivative instruments to hedge 2,500,000 bushels of its future corn purchases through March 2006 and 1,848,000 gallons of future fuel ethanol sales through December 2006 and 180,000 mmBTU of its future natural gas purchases through March 2006 to the extent considered necessary for minimizing risk from future market price fluctuations. The Company has used various option contracts as vehicles for its hedging purposes.
On the date the derivative instrument is entered into, the Company will designate the derivative as either (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value hedge”), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”) or (3) will not designate the derivative as a hedge. Changes in the fair value of a derivative that is designated as and meets all the required criteria for a fair value hedge, along with the gain or loss on the hedged asset or liability that is attributable to the hedged risk are recorded in current period earnings. Changes in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income and reclassified into earnings as the underlying hedged item affects earnings. Changes in the fair value of a derivative that is not designated as a hedge are recorded in current period earnings. Although the derivative instruments may not be designated as, and accounted for, as a cash flow hedge, management believes they are effective economic hedges of specified risks.
The hedging accounts are reported at fair value as determined by the broker. The Company has categorized the cash flows related to the hedging activities in the same category as the item being hedged. The Company expects the hedging positions outstanding as of September 30, 2005 to be realized by October 31, 2006 (the end of the next fiscal year).
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
Notes to Financial Statements
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
Notes to Financial Statements
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
Notes to Financial Statements
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
Construction Contract
In August 2004, the Company entered into a contract with Fagen, a member, to design and build the ethanol plant for $45,749,700. Based on the decision to expand the capacity of the plant and other change orders, the Company now expects to pay Fagen approximately $49,142,596.
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
Construction Management and Operations Management Agreements
In August 2004, the Company entered into a Consulting Agreement and an Operating and Management Agreement with GLE, who is also a member. Under the Consulting Agreement, GLE will provide assistance in planning and will direct and monitor the construction of the Company’s ethanol plant. The Company paid GLE $10,000 plus pre-approved expenses per month. The Consulting Agreement terminate upon the effective date of the Operating and Management Agreement under which GLE will operate and manage the Company’s plant, which was determined to be August 8, 2005. The Company will pay GLE $35,000 per month plus 3% of the plant’s operating profits under the Agreement. The initial term of the operating and management agreement is for five years and will automatically renew for successive one-year terms unless terminated 180 days prior to the start of a renewal term.
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
Notes to Financial Statements
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

Project:	Status:
Concrete and Steel Work	Fagen and its subcontractors have completed all concrete and structural steel work for the entire site, and their crews and construction materials and equipment have now been moved off-site.
Process Building	The process building is substantially complete. All of the concrete and equipment for the process building has been installed. Final piping, electrical and insulation work are being done. Water lines to the water treatment building and to the process building are complete and are being tested.
Water Treatment Building	Our water treatment building, which was the last building to be erected on our site, is nearly completed and the treatment equipment and final plumbing is being installed.
Tanks	All process storage tanks and tank farm tanks are completed. The tanks to be used for finished fuel ethanol have been hydro-tested.
Distillers Grain Building	The distillers grain building is complete.
Energy Center	The energy center, which contains the boilers, dryers, thermal oxidizer, and centrifuges, is complete.
Administration Building	The administration building is complete, and we are installed in our new offices.
Grain Receiving	The grain receiving building is finished, and grain handling equipment installation is completed. A test run of the equipment was made on September 29. The truck scales near the administration building were completed and calibrated. The State of Minnesota has been on site for inspection and certification of the scales. The concrete silos for corn storage and the equipment to move corn into the silos are complete. The hammermills and the day bin have been completed. We took our first loads of corn on October 31, 2005.
Utilities – Electrical	The electrical substation has been completed. Minnesota Valley Electric commissioned our electrical substation on August 18. The entire site is now operating on the permanent electrical distribution system.
Utilities – Water	Installation of the well water main and discharge lines was completed in late August, and a manual test run of the production well pumps was conducted in early September. We brought water from the wells in order to hydro-test the tanks and lines in the plant. The pump house for the wells has been permanently wired.
Utilities – Natural Gas	Our natural gas supplier has finished burying the 8.5 miles of gas line, installed the main gas regulator, and tested it using inert gases. The pipeline is to be purged of the inert gases during the next week in order to bring the natural gas to the site.
Railroad Siding	The by-pass track off the mainline has been completed. The north half of the rail siding has been laid with ballast added. The rest of the railroad siding is scheduled to be completed by November 15, 2005. The rail scale in the grain receiving area has been installed, but will not be certified until the siding is completed.
The following chart summarizes our anticipated progress on plant construction as of the date of this report:

Timeline	Projects
November 2005	Final installation of electrical, instrumentation, and insulation
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
     Aventine will promptly inform us of the contracts it executes. Depending on the nature and amount of the unleaded gasoline basis contracts executed by Aventine, we may enter into hedging strategies to minimize our exposure to price changes for unleaded gasoline. As of September 30, 2005, we have entered into hedges for 1,368,000 gallons of NYMEX unleaded gasoline from December 2005 to December 2006. The prices on these contracts range from $1.55 to $2.05 per gallon.

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
     Comparing the table of estimated uses above with the table of estimated uses contained in our most recent quarterly report, we have slightly increased the total project cost from $64,182,640 to $64,502,533. This increase results from increases in the following categories:
•	Plant Construction. Plant construction costs increased from $49,120,240 to $49,211,326. This increase reflects change orders totaling $91,086.

•	Other Construction Costs. Other construction costs increased from $133,720 to $150,721. This increase was due to additional costs for site work necessary to continue construction work under adverse weather conditions.

•	Land and Site Development. The land and site development estimate increased from $2,920,329 to $2,947,405 due to costs related to applying for and obtaining amended permits.

•	Utilities. The utilities cost estimate increased from $882,363 to $942,804 due to additional costs for the water line and discharge line for the plant.

•	Organizational Costs. We have increased our cost estimate for organizational costs from $1,333,074 to $1,467,240 in connection with expenditures associated with hiring most plant personnel ahead of schedule.

•	Start-Up Costs. We have decreased our cost estimate of $5,010,000 to $4,750,000 due to decreased costs for spare parts.

•	Rolling Stock. We have increased our cost estimate from $205,519 to $489,719 due to reclassification of the rail car mover and the final cost of necessary equipment.

•	Railroad. The railroad cost estimate increased from $1,459,000 to $1,521,100 due to additional costs to prepare the ground for the rail line.

•	Early Completion Bonus. The cost estimate for the early completion bonus decreased from $736,000 to $616,000 to reflect a mid-November 2005 start-up date, rather than a start-up date at end of October.
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
     Total members equity as of September 30, 2005 was $27,550,031. Since inception, we have generated no revenue from operations.
     For the fiscal quarter ended September 30, 2005, we previously reported a net loss of $304,627 due to start-up costs and training plant personnel. We reported other comprehensive loss of $1,219,720, which was attributable to unrealized losses on the effective portion of certain derivative instruments. In the notes to our financial statements we indicated that we expected the hedging positions outstanding as of September 30, 2005 to be realized and recognized by October 31, 2006 (the end of the next fiscal year). Subsequent to the filing of Form 10-QSB for the fiscal quarter ended September 30, 2005, we determined that we should not have designated certain hedge accounts as cash flow hedges. This means that rather than waiting to classify unrealized gains or losses from changes in the value of these derivative instruments until such gains or losses are recognized, we are reporting the changes in value in current period earnings. As a result of this de-designation of certain derivative instruments as cash flow hedges, we are amending this quarterly report on Form 10-QSB/A to reflect a net loss of $1,330,203 for the fiscal quarter ended September 30, 2005. This net loss includes unrealized losses of $1,025,576 attributable to changes in the value of certain derivative instruments. The previously reported comprehensive loss of $1,219,720 has been classified into current period earnings which results in no reportable other comprehensive loss for the fiscal quarter ended September 30, 2005. We expect the lack of designation of certain derivative instruments as cash flow hedges to cause increased volatility in the amounts reported as our quarterly net income or loss. Although certain derivative instruments may not be designated as, and accounted for, as a cash flow hedge, we expect these derivative instruments to be effective economic hedges of specified risks.
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

GRANITE FALLS ENERGY, LLC

/s/ Thomas Branhan

February 10, 2006	Thomas Branhan
Chief Executive Officer and General Manager

/s/ Michael Nealon

February 10, 2006	Michael Nealon
Chief Financial Officer and Controller