Form 10KSB
period 2005-10-31
GRANITE FALLS COMMUNITY ETHANOL PLANT LLC
filed 2006-02-15
CIK 1181749

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☐	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

☑	Transition report under Section 13 or 15(d) of the Exchange Act.
For the transition period from January 1, 2005 to October 31, 2005
Commission file number 00051277
GRANITE FALLS ENERGY, LLC
(Name of small business issuer in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-1997390 (I.R.S. Employer Identification No.)
15045 Highway 23 SE
Granite Falls, MN 56241-0216
(Address of principal executive offices)
320-564-3100
(Issuer’s telephone number)
Securities registered under Section 12(b) of the Exchange Act:
None
Securities registered under Section 12(g) of the Exchange Act:
Membership Units
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes           ☑ No
Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes           ☐ No
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes                               ☑ No
State issuer’s revenues for its most recent fiscal year. None
As of January 31, 2006, the aggregate market value of the membership units held by non-affiliates (computed by reference to the most recent offering price of such membership units) was $31,156,000.
As of January 31, 2006, there were 31,156 membership units outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant has incorporated by reference into Part III of this Annual Report on Form 10-KSB portions of its definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Annual Report.
Transitional Small Business Disclosure Format (Check one): ☐Yes           ☑ No

PART I
Item 1. DESCRIPTION OF BUSINESS.
Business Development
     Granite Falls Energy, LLC is a development-stage Minnesota limited liability company. On December 29, 2000, Granite Falls was organized as a Minnesota limited liability company for the purpose of raising capital to develop, construct, own and operate a dry mill corn-based ethanol plant near Granite Falls, Minnesota. References to “Granite Falls,” “we,” “us,” “our” and the “Company” refer to Granite Falls Energy, LLC. On April 28, 2005 our members approved a change in our legal name from “Granite Falls Community Ethanol Plant, LLC” to “Granite Falls Energy, LLC.” The members also approved a change in our fiscal year from January 1 through December 31 to November 1 through October 31. Accordingly, our fiscal year now ends on October 31 instead of December 31. This change caused us to file this annual report on Form 10-KSB as our annual report for the transition period covering January 1, 2005 through October 31, 2005.
     We originally planned to build a 40 million gallon per year ethanol plant but subsequently revised our business plan to expand the plant capacity to produce 50 million gallons of ethanol per year. As of our fiscal year end on October 31, 2005, we estimate the total project will cost approximately $64,750,000.
     As of our fiscal year end on October 31, 2005, construction of our ethanol plant was nearly complete. Subsequent to the end of the period covered by this report, we completed construction of the ethanol plant, which has a nameplate production capacity of 50 million gallons of ethanol per year. On November 13, 2005, we began operations and are currently producing fuel-grade ethanol and distillers grains at our Granite Falls ethanol plant.
     We financed the development and construction of the ethanol plant with a combination of equity and debt. We raised equity in a public offering registered with the Securities and Exchange Commission, in which we sold 29,700 units and received offering cash proceeds of $29,700,000, which supplemented our seed capital equity of $638,500. We closed the offering in October 2004. To complete project financing, we entered into a $34,000,000 term loan, a $3,500,000 revolving line of credit and standby letters of credit of up to $1,000,000 with First National Bank of Omaha. In addition, we expect to enter into a loan agreement with several state and local economic development agencies for a combined loan agreement of $700,000. However, no definitive agreement has been entered into at this time, and there can be no assurance that one will be obtained. Our combined equity and debt capital is approximately $69,500,000. Based upon our current total project cost estimate of $64,750,000, we expect our equity and debt capital sources to be sufficient to complete plant construction and begin start-up operations.
     On August 31, 2004, we entered into a design-build contract with Fagen, Inc., one of our significant investors, for the design and construction of the ethanol plant for a total price of $45,749,700, subject to further adjustment for change orders. We also agreed that if the plant was substantially complete within 425 days (14 months) from the date Fagen began construction, we would pay Fagen an early completion bonus of $8,000 per day for each day that substantial completion was achieved prior to 425 days from the date construction began. We executed a change order in October 2004 to increase the size of the plant from 40 million gallons of ethanol per year to 50 million gallons of ethanol per year. Based on the original design-build agreement and change orders signed as of the end of our fiscal year on October 31, 2005, we have agreed to pay Fagen a total price of $49,170,575 for the design and construction of the ethanol plant, subject to further adjustments made in accordance with the design-build agreement. As of October 31, 2005, we have incurred $47,230,531 in construction costs. Of that amount, $4,412,460 is included in payables to construction contractors. Fagen currently owns 1,925 of our units.
     We began site grading and dirt work for the ethanol plant in August 2004. We completed the site work in November 2004. On December 1, 2004, Fagen began actual construction of the plant. As of our fiscal year end on October 31, 2005, the ethanol plant was 96% complete. Subsequent to the end of our fiscal year, Fagen completed construction of the plant and we began operations on November 13, 2005. Based on a construction start date of December 1, 2004 and a completion date of November 13, 2005, we paid Fagen an early completion bonus of $616,000 in December 2005.
     Over the past 12 months we have installed the infrastructure necessary to support plant operations. This includes electrical substations, rail siding, water pipelines and wells, a water treatment facility and a natural gas pipeline. We have also obtained the permits required to construct and operate the plant.
     We have engaged experienced marketers to market our ethanol and distillers grains to local, regional, and national markets. We have also entered into an operating and management agreement with Glacial Lakes Energy, LLC for the purpose of engaging Glacial Lakes to manage plant construction and plant operations. Glacial Lakes currently owns 6,500 of our units. We have hired all of the personnel necessary to operate the plant. We currently employ 31 employees in addition to 6 personnel supplied by Glacial Lakes pursuant to our operating and management agreement with Glacial Lakes.
Principal Products and Markets
     The principal products we produce at the plant are fuel-grade ethanol and distillers grains. Raw carbon dioxide gas is another co-product of the ethanol production process but we do not capture or market it.
Ethanol
     Ethanol is ethyl alcohol, a fuel component made primarily from corn and various other grains. According to the Renewable Fuels Association, approximately 85 percent of ethanol in the United States today is produced from corn, and approximately 90 percent of ethanol is produced from a corn and other input mix. The ethanol we produce is manufactured from corn. Corn produces large quantities of carbohydrates, which convert into glucose more easily than most other kinds of biomass. The Renewable Fuels Association estimates current domestic ethanol production at approximately 4.34 billion gallons as of January 2006.
     An ethanol plant is essentially a fermentation plant. Ground corn and water are mixed with enzymes and yeast to produce a substance called “beer,” which contains about 10% alcohol and 90% water. The “beer” is boiled to separate the water, resulting in ethyl alcohol, which is then dehydrated to increase the alcohol content. This product is then mixed with a certified denaturant to make the product unfit for human consumption and commercially saleable.
     Ethanol can be used as: (i) an octane enhancer in fuels; (ii) an oxygenated fuel additive for the purpose of reducing ozone and carbon monoxide vehicle emissions; and (iii) a non-petroleum-based gasoline substitute. Approximately 95% of all ethanol is used in its primary form for blending with unleaded gasoline and other fuel products. Used as a fuel oxygenate, ethanol provides a means to control carbon monoxide emissions in large metropolitan areas. The principal purchasers of ethanol are generally the wholesale gasoline marketer or blender. The principal markets for our ethanol are petroleum terminals in the continental United States.
Distillers Grains
     A principal co-product of the ethanol production process is distillers grains, a high protein, high-energy animal feed supplement primarily marketed to the dairy and beef industry. Distillers grains contain by-pass protein that is superior to other protein supplements such as cottonseed meal and soybean meal. By-pass proteins are more digestible to the animal, thus generating greater lactation in milk cows and greater weight gain in beef cattle. Dry mill ethanol processing creates three forms of distiller grains: Distillers Wet Grains (“DWS”), Distillers Modified Wet Grains (“DMWS”) and Distillers Dried Grains with Solubles (“DDGS”). DWS is processed corn mash that contains approximately 70% moisture. DWS has a shelf life of approximately three days and can be sold only to farms within the immediate vicinity of an ethanol plant. DMWS is DWS that has been dried to approximately 50% moisture. DMWS have a slightly longer shelf life of approximately ten days and are often sold to nearby markets. DDGS is DWS that has been dried to 10% to 12% moisture. DDGS has an almost indefinite shelf life and may be sold and shipped to any market regardless of its vicinity to an ethanol plant. Due to certain operational restrictions in our air permit, we expect that almost all of the distillers grains produced at our Granite Falls plant will be DDGS.
Local Ethanol and Distillers Grains Markets
     As described below in “Distribution of Principal Products”, we market and distribute our ethanol and distillers grains through third parties. Whether or not ethanol or distillers grains produced by our ethanol plant are sold in local markets will depend on decisions made by our marketers. We do have the option to independently market a portion of our distillers grains to local markets if we choose. Our ethanol marketer has informed us that they expect to ship a significant portion of our ethanol by truck to customers in the state of Minnesota due to the Minnesota state mandate requiring all unleaded gasoline to contain 10% ethanol.
Regional Ethanol Markets
     Typically a regional market is one that is outside of the local market, yet within the neighboring states. Our regional market is within a 450-mile radius of our plant and is serviced by rail. We constructed a railroad spur to our plant so that we may reach regional and national markets with our products. Because ethanol use results in less air pollution than regular gasoline, regional markets typically include large cities that are subject to anti-smog measures such as either carbon monoxide or ozone non-attainment areas (e.g., Minneapolis, Chicago, and Omaha).
National Ethanol Markets
     According to the Renewable Fuels Association, demand for fuel ethanol in the United States reached a new high in 2004 of 3.57 billion gallons per year. In its report titled, “Ethanol Industry Outlook 2005,” the Renewable Fuels Association anticipates demand for ethanol to remain strong. The passage of the Volumetric Ethanol Excise Tax Credit (“VEETC”) is expected to provide the flexibility necessary to expand ethanol blending into higher blends of ethanol such as E85, E diesel and fuel cell markets. In addition, the recent implementation of a Renewable Fuels Standard contained in the Energy Policy Act of 2005, which was signed into law on August 8, 2005 is expected to favorably impact the ethanol industry by enhancing both the production and use of ethanol.
     The provision of the Energy Policy Act of 2005 that is likely to have the greatest impact on the ethanol industry is the creation of a 7.5 billion gallon Renewable Fuels Standard (the “RFS”). The RFS began at 4 billion gallons in 2006 and will increase to 7.5 billion gallons by 2012. The RFS is a national flexible program that does not require that any renewable fuels be used in any particular area or state, allowing refiners to use renewable fuel blends in those areas where it is most cost-effective. According to the Renewable Fuels Association, the RFS is expected to lead to about $6 billion in new investment in ethanol plants across the country. An increase in the number of new plants will bring an increase in the supply of ethanol. Thus, while the RFS may cause ethanol prices to increase in the short term due to additional demand, future supply could outweigh the demand for ethanol in the future. This would have a negative impact on our earnings. Alternatively, since the RFS began at 4 billion gallons in 2006 and national production now exceeds this amount, there could be a short-term oversupply until the RFS requirements exceed national production. This could have an immediate adverse effect on our future earnings.
     Although the Energy Policy Act of 2005 did not impose a national ban of MTBE, its failure to include liability protection for manufacturers of MTBE could result in refiners and blenders using ethanol as an oxygenate rather than MTBE to satisfy the reformulated gasoline oxygenate requirement. While this may create some additional demand in the short term, the Act repeals the Clean Air Act’s 2% oxygenate requirement for reformulated gasoline immediately in California and 270 days after enactment elsewhere. However, the Clean Air Act also contains an oxygenated fuel requirement for areas classified as carbon monoxide non-attainment areas. These areas are required to establish an oxygenated fuels program for a period of no less than three months each winter. The minimum oxygen requirement for gasoline sold in these areas is 2.7% by weight. This is the equivalent of 7.7% ethanol by volume in a gasoline blend. This requirement was unaffected by the Act and a number of states, including California, participate in this program.
Distribution of Principal Products
     Our ethanol plant is located near Granite Falls, Minnesota in Chippewa County, in central Minnesota. We selected the Granite Falls site because of its location to existing grain production, accessibility to road and rail transportation and its proximity to ample grain supplies. It is served by the TC&W Railway which provides connection to the Burlington Northern Santa Fe Railroad. Our site is in close proximity to major highways that connect to major population centers such as Minneapolis, Minnesota; Chicago, Illinois; and Detroit, Michigan.
Ethanol Distribution
     On August 31, 2004, we entered into a marketing agreement with Aventine Renewable Energy, Inc., (“Aventine”) for the purposes of marketing and distributing all of the ethanol we produce at the plant. Aventine markets our ethanol to local, regional and national markets. The local and regional markets include Minnesota as well as markets in Colorado and Illinois. Aventine markets the ethanol for 14 ethanol plants, including ours and Glacial Lakes. Aventine sells the ethanol using three different types of contracts:
•	Fixed price contracts;

•	Contracted spot price where the price is usually based on the average spot ethanol price at several large terminals in the Midwest; and

•	Basis contracts where the price is usually based on NYMEX unleaded gasoline contracts.
     We receive the average net selling price (net of freight, transportation costs and commissions paid to Aventine) in a given month of ethanol sales by Aventine on behalf of us and 13 other ethanol plants. Our agreement with Aventine is for a term of two years beginning with the first shipment of ethanol which occurred in November 2005. Aventine is responsible for negotiating freight rates with railroads and trucking firms for the transportation of our ethanol.
     Aventine promptly informs us of the contracts it executes. Depending on the nature and amount of the unleaded gasoline basis contracts executed by Aventine, we may enter into hedging strategies to minimize our exposure to price changes for unleaded gasoline.
     Aventine currently owns 500 of our membership units.
Distillers Grains Distribution
     On December 1, 2004, we entered into a marketing agreement with Commodity Specialist Company (“CSC”) for the purpose of marketing and selling most of our distillers grains. CSC markets our distillers grains throughout the continental United States. CSC markets all of the distillers grains that are shipped by rail from our plant. The remainder of the distillers grains product is transported by truck and we have the discretion to designate whatever portion of the trucked distillers grains we choose to have marketed by CSC. We independently market the balance of the distillers grains to local livestock producers using truck transportation. Our distillers grains must meet minimum quality feed trade standards.
     We receive from CSC the net selling price (net of freight costs and commissions paid to CSC) that CSC receives from its customers. CSC is responsible for negotiating freight rates with carriers for the transportation of our distillers grains by rail.

     Our agreement with CSC began as of plant start-up on November 13, 2005 and lasts for an initial term of one year. After the first year, the agreement is automatically renewed for successive one year periods. However, after the initial one-year term, either party may terminate the agreement at any time upon 90 days prior written notice.
     CSC currently owns 100 of our membership units.
New Products and Services
     We have not introduced any new products or services during this fiscal year.
Governmental Regulation and Federal Ethanol Supports
Federal Ethanol Supports
     Ethanol has important applications, primarily as a high-quality octane enhancer and an oxygenate capable of reducing air pollution and improving automobile performance. The ethanol industry is dependent on several economic incentives to produce ethanol, including federal ethanol supports. The most recent ethanol supports are contained in the Energy Policy Act of 2005. See, “National Ethanol Markets.”
     Historically, ethanol sales have been favorably affected by the Clean Air Act amendments of 1990, particularly the Federal Oxygen Program which became effective November 1, 1992. The Federal Oxygen Program requires the sale of oxygenated motor fuels during the winter months in certain major metropolitan areas to reduce carbon monoxide pollution. Ethanol use has increased due to a second Clean Air Act program, the Reformulated Gasoline Program. This program became effective January 1, 1995, and requires the sale of reformulated gasoline in nine major urban areas to reduce pollutants, including those that contribute to ground level ozone, better known as smog. The two major oxygenates added to reformulated gasoline pursuant to these programs are MTBE and ethanol, however MTBE has caused groundwater contamination and has been banned from use by many states. Although the Energy Policy Act of 2005 did not impose a national ban of MTBE, its failure to include liability protection for manufacturers of MTBE is expected to result in refiners and blenders using ethanol as an oxygenate rather than MTBE to satisfy the reformulated gasoline oxygenate requirement. While this may create increased demand in the short-term, we do not expect this to have a long term impact on the demand for ethanol as the Act repeals the Clean Air Act’s 2% oxygenate requirement for reformulated gasoline immediately in California and 270 days after enactment elsewhere. However, the Act did not repeal the 2.7% oxygenate requirement for carbon monoxide non-attainment areas which are required to use oxygenated fuels in the winter months. While we expect ethanol to be the oxygenate of choice in these areas, there is no assurance that ethanol will in fact be used.
     The use of ethanol as an alternative fuel source has been aided by federal tax policy. On October 22, 2004, President Bush signed H.R. 4520, which contained the Volumetric Ethanol Excise Tax Credit (“VEETC”) and amended the federal excise tax structure effective as of January 1, 2005. Prior to VEETC, ethanol-blended fuel was taxed at a lower rate than regular gasoline (13.2 cents on a 10% blend). Under VEETC, the ethanol excise tax exemption has been eliminated, thereby allowing the full federal excise tax of 18.4 cents per gallon of gasoline to be collected on all gasoline and allocated to the highway trust fund. This is expected to add approximately $1.4 billion to the highway trust fund revenue annually. In place of the exemption, the bill creates a new volumetric ethanol excise tax credit of 5.1 cents per gallon of ethanol blended at 10%. Refiners and gasoline blenders apply for this credit on the same tax form as before only it is a credit from general revenue, not the highway trust fund. Based on volume, the VEETC is expected to allow much greater refinery flexibility in blending ethanol since it makes the tax credit available on all ethanol blended with all gasoline, diesel and ethyl tertiary butyl ether (“ETBE”), including ethanol in E-85 and the E-20 in Minnesota. The VEETC is scheduled to expire on December 31, 2010.

     The Energy Policy Act of 2005 expands who qualifies for the small ethanol producer tax credit. Historically, small ethanol producers were allowed a 10-cents-per-gallon production income tax credit on up to 15 million gallons of production annually. The size of the plant eligible for the tax credit was limited to 30 million gallons. Under the Energy Policy Act of 2005 the size limitation on the production capacity for small ethanol producers increases from 30 million to 60 million gallons. The credit can be taken on the first 15 million gallons of production. The tax credit is capped at $1.5 million per year per producer.
     In addition, the Energy Policy Act of 2005 creates a new tax credit that permits taxpayers to claim a 30% credit (up to $30,000) for the cost of installing clean-fuel vehicle refueling equipment, such as an E85 fuel pump, to be used in a trade or business of the taxpayer or installed at the principal residence of the taxpayer. Under the provision, clean fuels are any fuel of at least 85% of the volume of which consists of ethanol, natural gas, compressed natural gas, liquefied natural gas, liquefied petroleum gas, and hydrogen and any mixture of diesel fuel and biodiesel containing at least 20% biodiesel. The provision is effective for equipment placed in service December 31, 2005 and before January 1, 2010. While it is unclear how this credit will affect the demand for ethanol in the short term, we expect it will help raise consumer awareness of alternative sources of fuel and could positively impact future demand for ethanol.
     On December 30, 2005 the Environmental Protection Agency published an “interim rule” in the Federal Register imposing a 2.78% default provision (equating to 4 billion gallons of renewable fuel) of the RFS. The interim rule was prepared as a Direct Final Rule, meaning it will go into effect upon publication unless there are compelling negative comments filed within 30 days, none of which are anticipated. The interim rule applies the requirement in the aggregate, meaning no refiner individually has to meet the standard, but that the industry as a whole will have to blend at least 2.78% renewable fuels into gasoline this year. Any shortfall in meeting this requirement would be added to the 4.7 billion gallon RFS requirement in 2007. It is believed that more than 4 billion gallons of ethanol and biodiesel will be blended this year. An EPA brief explaining its action can be viewed at www.epa.gov/otaq/renwewablefuels/. The interim rule is only expected to apply in 2006. The Environmental Protection Agency expects to finalize a credit trading program and other parts of the RFS required by law before the start of 2007.
Effect of Governmental Regulation
     The ethanol industry and our business depend upon continuation of the federal ethanol supports discussed above. These incentives have supported a market for ethanol that might disappear without the incentives. Alternatively, the incentives may be continued at lower levels than at which they currently exist. The elimination or reduction of such federal ethanol supports would make it more costly for us to sell our ethanol once we are operational and would likely reduce our net income and negatively impact our future financial performance.
     The government’s regulation of the environment changes constantly. We are subject to extensive air, water and other environmental regulations and we have been required to obtain a number of environmental permits to construct and operate the plant. It is possible that more stringent federal or state environmental rules or regulations could be adopted, which could increase our operating costs and expenses. It also is possible that federal or state environmental rules or regulations could be adopted that could have an adverse effect on the use of ethanol. For example, changes in the environmental regulations regarding the required oxygen content of automobile emissions could have an adverse effect on the ethanol industry. Furthermore, plant operations likely will be governed by the Occupational Safety and Health Administration (“OSHA”). OSHA regulations may change such that the costs of the operation of the plant may increase. Any of these regulatory factors may result in higher costs or other materially adverse conditions effecting our operations, cash flows and financial performance.
Competition
     We will be in direct competition with numerous other ethanol producers, many of whom have greater resources than we do. We also expect that additional ethanol producers will enter the market if the demand for ethanol continues to increase. Ethanol is a commodity product, like corn, which means our ethanol plant competes with other ethanol producers on the basis of price and, to a lesser extent, delivery service. We believe we compete favorably with other ethanol producers due to our proximity to ample grain supplies and multiple modes of transportation. In addition, we believe our plant’s location offers an advantage over other ethanol producers in that it has ready access by rail to growing ethanol markets, which may reduce our cost of sales.
     The ethanol industry has grown to over 90 production facilities in the United States. There are also numerous other producer and privately owned ethanol plants planned and operating throughout the Midwest and elsewhere in the United States. The largest ethanol producers include Abengoa Bioenergy Corp., Archer Daniels Midland, Aventine Renewable Energy, Inc., Cargill, Inc., New Energy Corp. and VeraSun Energy Corporation, all of which are each capable of producing more ethanol than we expect to produce. Archer Daniels Midland recently announced its plan to add approximately 500 million gallons per year of additional ethanol production capacity in the United States. ADM is currently the largest ethanol producer in the U.S. and controls a significant portion of the ethanol market. ADM’s plan to produce an additional 500 million gallons of ethanol per year will strengthen its position in the ethanol industry and cause a significant increase in domestic ethanol supply.
     The following table identifies most of the ethanol producers in the United States along with their production capacities.
U.S. FUEL ETHANOL PRODUCTION CAPACITY
million gallons per year (mmgy)

				Under
			Current	Construction/
			Capacity	Expansions
COMPANY	LOCATION	FEEDSTOCK	(mmgy)	(mmgy)
Abengoa Bioenergy Corp.	York, NE	Corn/milo	55
	Colwich, KS		25
	Portales, NM		30
	Ravenna, NE			88
ACE Ethanol, LLC	Stanley, WI	Corn	39
Adkins Energy, LLC*	Lena, IL	Corn	40
Advanced Bioenergy	Fairmont, NE	Corn		100
AGP*	Hastings, NE	Corn	52
Agra Resources Coop. d.b.a EXOL*	Albert Lea, MN	Corn	40	8
Agri-Energy, LLC*	Luverne, MN	Corn	21
Alchem Ltd. LLLP	Grafton, ND	Corn	10.5
Al-Corn Clean Fuel*	Claremont, MN	Corn	35
Amaizing Energy, LLC*	Denison, IA	Corn	40
Archer Daniels Midland	Decatur, IL Cedar Rapids, IA Clinton, IA Columbus, NE Marshall, MN Peoria, IL Wallhalla, ND	Corn Corn Corn Corn Corn Corn Corn/barley	1070
Aventine Renewable Energy, Inc.	Pekin, IL Aurora, NE	Corn Corn	100 50	57
Badger State Ethanol, LLC*	Monroe, WI	Corn	48
Big River Resources, LLC *	West Burlington, IA	Corn	40
Broin Enterprises, Inc.	Scotland, SD	Corn	9
Bushmills Ethanol*	Atwater, MN	Corn		40
Cargill, Inc.	Blair, NE	Corn	85

				Under
			Current	Construction/
			Capacity	Expansions
COMPANY	LOCATION	FEEDSTOCK	(mmgy)	(mmgy)
	Eddyville, IA	Corn	35
Central Indiana Ethanol, LLC	Marion, IA	Corn		40
Central MN Ethanol Coop*	Little Falls, MN	Corn	21.5
Central Wisconsin Alcohol	Plover, WI	Seed corn	4
Chief Ethanol	Hastings, NE	Corn	62
Chippewa Valley Ethanol Co.*	Benson, MN	Corn	45
Commonwealth Agri-Energy, LLC*	Hopkinsville, KY	Corn	24	9
Corn, LP*	Goldfield, IA	Corn	50
Cornhusker Energy Lexington, LLC	Lexington, NE	Corn		40
Corn Plus, LLP*	Winnebago, MN	Corn	44
Dakota Ethanol, LLC*	Wentworth, SD	Corn	50
DENCO, LLC*	Morris, MN	Corn	21.5
E3 Biofuels	Mead, NE	Corn		24
East Kansas Agri-Energy, LLC*	Garnett, KS	Corn	35
ESE Alcohol Inc.	Leoti, KS	Seed corn	1.5
Ethanol2000, LLP*	Bingham Lake, MN	Corn	32
Frontier Ethanol, LLC	Gowrie, IA	Corn		60
Front Range Energy, LLC	Windsor, CO	Corn		40
Glacial Lakes Energy, LLC*	Watertown, SD	Corn	50
Golden Cheese Company of California*	Corona, CA	Cheese whey	5
Golden Grain Energy L.L.C.*	Mason City, IA	Corn	40
Golden Triangle Energy, LLC*	Craig, MO	Corn	20
Grain Processing Corp.	Muscatine, IA	Corn	20
Granite Falls Energy, LLC	Granite Falls, MN	Corn	45
Great Plains Ethanol, LLC*	Chancellor, SD	Corn	50
Green Plains Renewable Energy	Shenandoah, IA	Corn		50
Hawkeye Renewables, LLC	Iowa Falls, IA	Corn	50	50
	Fairbank, IA	Corn		100
Heartland Corn Products*	Winthrop, MN	Corn	36
Heartland Grain Fuels, LP*	Aberdeen, SD	Corn	9
	Huron, SD	Corn	12	18
Heron Lake BioEnergy, LLC	Heron Lake, MN	Corn		50
Horizon Ethanol, LLC	Jewell, IA	Corn		60
Husker Ag, LLC*	Plainview, NE	Corn	26.5
Illinois River Energy, LLC	Rochelle, IL	Corn		50
Iowa Ethanol, LLC*	Hanlontown, IA	Corn	50
Iroquois Bio-Energy Company, LLC	Rensselaer, IN	Corn		40
James Valley Ethanol, LLC	Groton, SD	Corn	50
KAAPA Ethanol, LLC*	Minden, NE	Corn	40
Land O’ Lakes*	Melrose, MN	Cheese whey	2.6
Lincolnland Agri-Energy, LLC*	Palestine, IL	Corn	48
Lincolnway Energy, LLC*	Nevada, IA	Corn		50
Liquid Resources of Ohio	Medina, OH	Waste beverage	3
Little Sioux Corn Processors, LP*	Marcus, IA	Corn	52
Merrick/Coors	Golden, CO	Waste beer	1.5	1.5
MGP Ingredients, Inc.	Pekin, IL	Corn/wheat starch	78
	Atchison, KS
Michigan Ethanol, LLC	Caro, MI	Corn	50
Mid American Agri Products/Wheatland	Madris, NE	Corn		44
Mid-Missouri Energy, Inc.*	Malta Bend, MO	Corn	45
Midwest Grain Processors*	Lakota, IA	Corn	50	45

				Under
			Current	Construction/
			Capacity	Expansions
COMPANY	LOCATION	FEEDSTOCK	(mmgy)	(mmgy)
	Riga, MI	Corn		57
Midwest Renewable Energy, LLC	Sutherland, NE	Corn	17.5	4.5
Minnesota Energy*	Buffalo Lake, MN	Corn	18
Missouri Ethanol	Laddonia, MO	Corn		45
New Energy Corp.	South Bend, IN	Corn	102
North Country Ethanol, LLC*	Rosholt, SD	Corn	20
Northeast Missouri Grain, LLC*	Macon, MO	Corn	45
Northern Lights Ethanol, LLC*	Big Stone City, SD	Corn	50
Northstar Ethanol, LLC	Lake Crystal, MN	Corn	52
Otter Creek Ethanol, LLC*	Ashton, IA	Corn	55
Panhandle Energies of Dumas, LP	Dumas, TX	Corn/Grain Sorghum		30
Parallel Products	Louisville, KY	Beverage Waste	5.4
	R. Cucamonga, CA
Permeate Refining	Hopkinton, IA	Sugars & starches	1.5
Phoenix Biofuels	Goshen, CA	Corn	25
Pine Lake Corn Processors, LLC*	Steamboat Rock, IA	Corn	20
Platte Valley Fuel Ethanol, L.L.C.	Central City, NE	Corn	40
Prairie Ethanol, LLC	Loomis, SD	Corn		60
Prairie Horizon Agri-Energy, LLC	Phillipsburg, KS	Corn		40
Pro-Corn, LLC*	Preston, MN	Corn	42
Quad-County Corn Processors*	Galva, IA	Corn	27
Red Trail Energy, LLC	Richardton, ND	Corn		50
Redfield Energy, LLC	Redfield, SD	Corn		50
Reeve Agri-Energy	Garden City, KS	Corn/milo	12
Siouxland Energy & Livestock Coop*	Sioux Center, IA	Corn	25
Siouxland Ethanol, LLC	Jackson, NE	Corn		50
Sioux River Ethanol, LLC*	Hudson, SD	Corn	55
Sterling Ethanol, LLC	Sterling, CO	Corn	42
Tall Corn Ethanol, LLC*	Coon Rapids, IA	Corn	49
Tate & Lyle	Loudon, TN	Corn	67
The Anderson Albion Ethanol LLC	Albion, MI	Corn		55
Trenton Agri Products, LLC	Trenton, NE	Corn	35	10
United WI Grain Producers, LLC*	Friesland, WI	Corn	49
US BioEnergy Corp.	Albert City, IA	Corn		100
	Lake Odessa, MI	Corn		45
U.S. Energy Partners, LLC	Russell, KS	Milo/wheat starch	48
Utica Energy, LLC	Oshkosh, WI	Corn	48
Val-E Ethanol, LLC	Ord, NE	Corn		45
VeraSun Energy Corporation	Aurora, SD	Corn	230
	Ft. Dodge, IA	Corn
Voyager Ethanol, LLC*	Emmetsburg, IA	Corn	52

				Under
			Current	Construction/
			Capacity	Expansions
COMPANY	LOCATION	FEEDSTOCK	(mmgy)	(mmgy)
Western Plains Energy, LLC*	Campus, KS	Corn	45
Western Wisconsin Renewable Energy, LLC*	Boyceville, WI	Corn		40
Wind Gap Farms	Baconton, GA	Brewery Waste	0.4
Wyoming Ethanol	Torrington, WY	Corn	5
Xethanol BioFuels, LLC	Blairston, IA	Corn	5
Total Existing Capacity			4336.4

Total Under Construction/ Expansions				1746

Total Capacity			6082.4

*	farmer-owned Renewable Fuels Association Last Updated: January 2006
     We also compete locally with a number of ethanol production facilities in the state of Minnesota including operating plants and plants under construction or expansion:
ETHANOL PRODUCTION FACILITIES LOCATED IN THE STATE OF MINNESOTA

				Under
				Construction/
			Capacity	Expansion
Company	Location	Feedstock	(mmgy)	(mmgy)

Agra Resources Coop. d.b.a. EXOL	Albert Lea	Corn	40	8
Agri-Energy, LLC	Luverne	Corn	21
Al-Corn Clean Fuel	Claremont	Corn	35
Archer-Daniels Midland	Marshall	Corn	40
Bushmills Ethanol, Inc.	Atwater	Corn		40
Central MN Ethanol Coop	Little Falls	Corn	21.5
Chippewa Valley Ethanol Co.	Benson	Corn	45
Corn Plus, LLP	Winnebago	Corn	44
DENCO, LLC	Morris	Corn	21.5
Ethanol2000, LLP	Bingham Lake	Corn	32
Granite Falls Energy, LLC	Granite Falls	Corn	45
Heartland Corn Products	Winthrop	Corn	36
Heron Lake BioEnergy, LLC	Heron Lake	Corn		50
Land O’ Lakes	Melrose	Cheese Whey	2.6
Minnesota Energy	Buffalo Lake	Corn	18
Northstar Ethanol, LLC	Lake Crystal	Corn	52
Pro-Corn, LLC	Preston	Corn	42

		Total:	495.6

		Future Total:	593.6

The following map identifies the location of these plants in the state of Minnesota:

          Ethanol production is also expanding internationally. Ethanol produced or processed in certain countries in Central American and the Caribbean region is eligible for tariff reduction or elimination upon importation to the United States under a program known as the Caribbean Basin Initiative. Large ethanol producers, such as Cargill, have expressed interest in building dehydration plants in participating Caribbean Basin countries, such as El Salvador, which would convert ethanol into fuel-grade ethanol for shipment to the United States. Ethanol imported from Caribbean Basin countries may be a less expensive alternative to domestically produced ethanol and may affect our ability to sell our ethanol profitably.
     Competition from Alternative Fuels
          Our ethanol plant also competes with producers of other gasoline additives having similar octane and oxygenate values as ethanol, such as producers of MTBE, a petrochemical derived from methanol that costs less to produce than ethanol. Although currently the subject of several state bans, many major oil companies can produce MTBE and because it is petroleum-based, its use is strongly supported by major oil companies.
          Alternative fuels, gasoline oxygenates and alternative ethanol production methods are also continually under development by ethanol and oil companies with far greater resources. The major oil companies have significantly greater resources than we have to develop alternative products and to influence legislation and public perception of MTBE and ethanol. New ethanol products or methods of ethanol production developed by larger and better-financed competitors could provide them competitive advantages and harm our business.
          A number of automotive, industrial and power generation manufacturers are developing alternative clean power systems using fuel cells or clean burning gaseous fuels. Like ethanol, the emerging fuel cell industry offers a technological option to address increasing worldwide energy costs, the long-term availability of petroleum reserves and environmental concerns. Fuel cells have emerged as a potential alternative to certain existing power sources because of their higher efficiency, reduced noise and lower emissions. Fuel cell industry participants are currently targeting the transportation, stationary power and portable power markets in order to decrease fuel costs, lessen dependence on crude oil and reduce harmful emissions. If the fuel cell and hydrogen industries continue to expand and gain broad acceptance and hydrogen becomes readily available to consumers for motor vehicle use, we may not be able to compete effectively. This additional competition could reduce the demand for ethanol, which would negatively impact our profitability.
          Distillers Grains Competition
          Our plant primarily competes with other ethanol producers in the production and sales of distillers grains. According to the University of Minnesota’s DDGS—General Information website (November 28, 2005) approximately 3,200,000 to 3,500,000 tons of distillers grains are produced annually in North America, approximately 98% of which are produced by ethanol plants. The remaining 1 to 2% of DDGS is produced by the alcohol beverage industry. Ethanol plants in South Dakota and Minnesota produce about 25% of this amount. The amount of distillers grains produced is expected to increase significantly as the number of ethanol plants increase. In addition, our distillers grains compete with other livestock feed products such as soybean meal, corn gluten feed, dry brewers grain and mill feeds.
Sources and Availability of Raw Materials
          Corn Supply
          To produce 50 million gallons of ethanol per year, our ethanol plant will need approximately 18 million bushels of corn per year, or approximately 49,000 bushels per day, as the feedstock for its dry milling process. The grain supply for our plant will be obtained primarily from local markets and Farmers Cooperative Elevator Company will be our exclusive grain procurement agent. We will be forced to seek alternative corn suppliers if the Elevator cannot meet our needs.
          Our grain procurement agreement with Farmers Cooperative Elevator is for a term of 12 years. We pay weekly at-market price (generally based on the daily posted board price at the Elevator’s Minnesota Falls branch) for corn delivered to us, subject to adjustments for corn of inferior quality or with excess moisture. We also pay a weekly corn procurement fee of $0.05 per bushel of corn delivered. The corn procurement fee increases in the fourth and eighth years of our agreement to $0.055 and $0.06, respectively, per bushel of corn delivered. The Elevator currently owns 605 of our membership units.
          Between 2001 and 2004, the county in which our plant is to be located, and the nearby counties, together averaged approximately 188 million bushels of corn production annually. Final 2005 corn crop production data is not yet available. However, we expect the data will show that local corn crop production in 2005 was less than 2004 but greater than 2001 through 2003. The following table provides a summary of corn crop production data based on 2004 Minnesota Agriculture Statistics and the Minnesota Corn Growers Association. From this total production, we believe approximately 65 million bushels of corn will be produced annually within a 25-mile radius of our plant.

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

          The price and availability of corn are subject to significant fluctuations depending upon a number of factors affecting grain commodity prices in general, including crop conditions, weather, governmental programs and foreign purchases. Because the market price of ethanol is not directly related to grain prices, ethanol producers are generally not able to compensate for increases in the cost of grain feedstock through adjustments in prices charged for their ethanol. We therefore anticipate that our plant’s profitability will be negatively impacted during periods of high grain prices.
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
          Utilities
          Natural Gas. Natural gas is a significant input to our manufacturing process. We estimate that our natural gas usage is approximately 125,000 million British thermal units (“mmBTU”) per month. We use natural gas to dry our distillers grains product to moisture contents at which it can be stored for long periods and transported greater distances, so that we can market the product to broader livestock markets, including poultry and swine markets in the continental United States.
          We have entered into two agreements relating to provision of natural gas for our plant. The first agreement, entered into in December 2004, is with Center Point Energy/Minnegasco and relates to the construction and maintenance of a 9.5 mile natural gas pipeline for the delivery of natural gas to the plant. We pay Center Point Energy/Minnegasco a per unit fee to move the natural gas through the pipeline and have guaranteed to move a minimum of 350,000 decatherm (which is approximately one mmBTU) in calendar year 2004 and 1,400,000 decatherm annually thereafter through December 31, 2015, which is the ending date of the agreement. Upon expiration of the agreement on December 31, 2015, the agreement automatically renews for one-year terms and may be terminated by either party upon one year’s prior written notice.
          The second agreement was entered into in September 2004 and is between Granite Falls and U.S. Energy Services, Inc. Under this agreement, we paid U.S. Energy Services an initial consulting fee of $15,000 and we continue to pay consulting fees of $2,400 per month in exchange for U.S. Energy Services’ assistance with procuring natural gas and electricity supplies for our plant. The agreement began on October 1, 2004 and continues until six months after the plant’s completion date. After that, the agreement is month-to-month and may be terminated by either party upon 60 days’ prior written notice. On our behalf, U.S. Energy Services procures contracts with various natural gas vendors to supply the natural gas necessary to operate the plant. We determined that sourcing our natural gas from a variety of vendors may prove more cost-efficient than using an exclusive supplier.
          Electricity. Our plant requires a continuous supply of 4.5 megawatts of electricity. In August 2004, we entered into an agreement with Minnesota Valley Electric Cooperative to supply electricity to our plant. Under this agreement, we pay MVEC a base fee of $8,000 per month plus regular rates for delivery of electricity to our plant.
          Water. We drilled two separate wells to supply water to our plant. One of the wells is located on property owned by Farmers Cooperative Elevator Company and is approximately one mile from our plant site. We have constructed a pipeline from this well to the plant. The other well is located on property owned by one of our members and is located approximately one and a half miles from the plant. We have constructed a pipeline from this well to the plant. The water supplied by these wells is treated at the water treatment facility at the plant prior to use in the manufacturing process. As we operate the plant using these water supply sources, we are required to continuously monitor the static water level in our wells and the wells of adjacent property owners. If the wells are adversely impacted by our operations, we will need to locate additional water supply sources.
Research and Development
          We do not conduct any research and development activities associated with the development of new technologies for use in producing ethanol and distillers grains.
Dependence on One or a Few Major Customers
          As discussed above, we have entered into marketing agreements with Aventine and CSC for the purposes of marketing and distributing our principal products, ethanol and distillers grains, respectively. We rely on Aventine and CSC for the sale and distribution of almost all of our products, except for those distillers grains that we market locally. Therefore, we are highly dependent on Aventine and CSC for the successful marketing of our products. Any loss of Aventine or CSC as our marketing agent for our ethanol and distillers grains could have a significant negative impact on our revenues.
Costs and Effects of Compliance with Environmental Laws
          We are subject to extensive air, water and other environmental regulations and we have been required to obtain a number of environmental permits to construct and operate the plant. The following list identifies the permits we have obtained and the status of permits requiring follow-up activity:
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
          Air Permits. Our current Air Emissions Permit and National Pollution Discharge Elimination System Permit allows the Company to operate at a rate of 45,000,000 gallons per year of undenatured ethanol (“200 proof”) or 47,250,000 gallons per year of fuel ethanol. In June 2005, we applied for amendments to both permits to allow us to operate at a rate of 60,000,000 gallons of undenatured ethanol or 63,000,000 gallons per year of fuel ethanol. These applications are currently under review by the MPCA and the Attorney General for the State of Minnesota. We expect to receive both amendments in early March 2006, however, there is no guarantee that we will receive the amendments or that the amendments will be received in March 2006. Under both the current Air Emissions Permit and the anticipated amended Air Emissions Permit, we will be required to conduct emissions testing within 180 days of plant start-up. We have scheduled the compliance testing for March 2006.
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
          For the fiscal year ended October 31, 2005, we estimate the costs of compliance with federal, state and local environmental laws to be approximately $3,000,000, which includes costs for certain items of plant equipment that have been specifically installed to comply with environmental laws. In addition, a portion of the monthly management fee we pay to Glacial Lakes includes the services of an environmental, health and safety manager that assists us with environmental compliance issues.
          We are subject to oversight activities by the EPA. There is always a risk that the EPA may enforce certain rules and regulations differently than Minnesota’s environmental administrators. Minnesota or EPA rules are subject to change, and any such changes could result in greater regulatory burdens on plant operations. We could also be subject to environmental or nuisance claims from adjacent property owners or residents in the area arising from possible foul smells or other air or water discharges from the plant. Such claims may result in an adverse result in court if we are deemed to engage in a nuisance that substantially impairs the fair use and enjoyment of real estate.
          The government’s regulation of the environment changes constantly. It is possible that more stringent federal or state environmental rules or regulations could be adopted, which could increase our operating costs and expenses. It also is possible that federal or state environmental rules or regulations could be adopted that could have an adverse effect on the use of ethanol. For example, changes in the environmental regulations regarding the required oxygen content of automobile emissions could have an adverse effect on the ethanol industry. Furthermore, plant operations likely will be governed by the Occupational Safety and Health Administration (“OSHA”). OSHA regulations may change such that the costs of the operation of the plant may increase. Any of these regulatory factors may result in higher costs or other materially adverse conditions effecting our operations, cash flows and financial performance.
Employees
          In October 2004 our board of governors elected Thomas Branhan as our Chief Executive Officer and Michael Nealon as our Chief Financial Officer. Both Mr. Branhan and Mr. Nealon are employees of Glacial Lakes. Under our consulting agreement with Glacial Lakes, we paid Glacial Lakes $10,000 per month for management of plant construction through the construction phase of our project. Pursuant to our agreement with Glacial Lakes, once half of our employees had been hired (which occurred in August 2005), we pay Glacial Lakes $35,000 per month plus 3% of our annual net income in exchange for Glacial Lakes’

management of our plant. Glacial Lakes is responsible for compensating Messrs. Branhan and Nealon for their services rendered to us.
          Under our operating and management agreement with Glacial Lakes, it will supply its own personnel to act as part-time contract officers and managers of our plant for the positions of Chief Executive Officer or General Manager; Chief Financial Officer; Commodities Manager; Environmental, Health and Safety Manager and Director of Operations. All of these positions will be compensated by Glacial Lakes.
          The following table represents the positions within our plant including the individuals we employ and the positions supplied by Glacial Lakes:

	Provided	Hired
Position	by Glacial Lakes	by Granite Falls
Chief Executive Officer	1
Director of Finance	1
Director of Operations	1
Commodities Managers	2
Environmental, Health and Safety Manager	1
Operations Manager		1
Plant Manager		1
Plant Controller		1
Maintenance Manager		1
Maintenance Assistants and Electrician		4
Boiler Operators		4
Plant Operators		12
Lab Supervisor		1
Lab Assistant		1
Grains Supervisor		1
Grains Operators/Material Handlers		3
Accounting Assistant		1

Total	6	32

          We do not expect to hire a significant number of employees in the next 12 months.
ITEM 1A. RISK FACTORS.
          You should carefully read and consider the risks and uncertainties below and the other information contained in this report. The risks and uncertainties described below are not the only ones we may face. The following risks, together with additional risks and uncertainties not currently known to us or that we currently deem immaterial could impair our financial condition and results of operation.
Risks Relating to Our Business
          We have no operating history and our business may not be as successful as we anticipate. We began plant operations subsequent to fiscal year end on October 31, 2005. Accordingly, we have no operating history from which you can evaluate our business and prospects. Our operating results could fluctuate significantly in the future as a result of a variety of factors, including those discussed throughout these risk factors. Many of these factors are outside our control. As a result of these factors, our operating results may not be indicative of future operating results and you should not rely on them as indications of our future performance. In addition, our prospects must be considered in light of the risks and uncertainties encountered by an early-stage company and in rapidly growing industries, such as the ethanol industry, where supply and demand may change substantially in a short amount of time.
          Our business is not diversified. Our success depends largely upon our ability to profitably operate our ethanol plant. We do not have any other lines of business or other sources of revenue if we are unable to operate our ethanol plant and manufacture ethanol and distillers grains. If economic or political factors adversely affect the market for ethanol, we have no other line of business to fall back on. Our business would also be significantly harmed if our ethanol plant could not operate at full capacity for any extended period of time.
          Our financial performance is significantly dependent on corn and natural gas prices and generally we cannot pass on increases in input prices to our customers. Our results of operations and financial condition are significantly affected by the cost and supply of corn and natural gas. Changes in the price and supply of corn and natural gas are subject to and determined by market forces over which we have no control
          Ethanol production requires substantial amounts of corn. Corn, as with most other crops, is affected by weather, disease and other environmental conditions. The price of corn is also influenced by general economic, market and government factors. These factors include weather conditions, farmer planting decisions, domestic and foreign government farm programs and policies, global demand and supply and quality. Changes in the price of corn can significantly affect our business. Generally, higher corn prices will produce lower profit margins and, therefore, represent unfavorable market conditions. This is especially true if market conditions do not allow us to pass along increased corn costs to our customers. The price of corn has fluctuated significantly in the past and may fluctuate significantly in the future. If a period of high corn prices were to be sustained for some time, such pricing may reduce our ability to generate revenues because of the higher cost of operating and may make ethanol uneconomical to use in fuel markets. We cannot offer any assurance that we will be able to offset any increase in the price of corn by increasing the price of our products. If we cannot offset increases in the price of corn, our financial performance may be materially and adversely affected.
          Natural gas has recently been available only at prices exceeding historical averages. These prices are increasing our costs of production. The prices for and availability of natural gas are subject to volatile market conditions. These market conditions often are affected by factors beyond our control such as higher prices as a result of colder than average weather conditions, overall economic conditions and foreign and domestic governmental regulations and relations. Significant disruptions in the supply of natural gas could impair our ability to manufacture ethanol for our customers. Furthermore, increases in natural gas prices or changes in our natural gas costs relative to natural gas costs paid by competitors may adversely affect our results of operations and financial condition.

          We seek to minimize the risks from fluctuations in the prices of corn and natural gas through the use of hedging instruments. However, these hedging transactions also involve risks to our business. See “Risks Relating to Our Business — We engage in hedging transaction which involve risks that can harm our business.”
          The spread between ethanol and corn prices can vary significantly and we do not expect the spread to remain at recent high levels. Corn costs significantly impact our cost of goods sold. Our gross margins are principally dependent upon the spread between ethanol and corn prices. Recently, the spread between ethanol and corn prices has been at historically high level, due in large part to high oil prices and low corn prices. However, this spread has fluctuated significantly in 2005 and may fluctuate significantly in the future. Any reduction in the spread between ethanol and corn prices, whether as a result of an increase in corn prices or a reduction in ethanol prices, would adversely affect our results of operations and financial condition.
          Our exclusive reliance on Farmers Cooperative Elevator to supply corn to our plant could damage our profitability if the Elevator is unable to provide sufficient corn supply and we have to source the corn. The Farmers Cooperative Elevator is our exclusive supply source for corn. We rely heavily on its ability to procure all of the corn necessary to operate the plant. If, for any reason, the Elevator is unable to supply sufficient corn supply, we may have to source the corn at higher prices, which would damage our competitive position in the industry and decrease our profitability. If the Elevator fails to competitively procure our corn or breaches the corn supply agreement, we could experience a material loss and we may not have any readily available means to procure the corn necessary to manufacture ethanol and distillers grains.
          Our revenues will be greatly affected by the price at which we can sell our ethanol and distillers grains. These prices can be volatile as a result of a number of factors. These factors include the overall supply and demand, the price of gasoline, level of government support, and the availability and price of competing products. For instance, the price of ethanol tends to increase as the price of gasoline increases, and the price of ethanol tends to decrease as the price of gasoline decreases. Any lowering of gasoline prices will likely also lead to lower prices for ethanol, which may decrease our ethanol sales and reduce revenues.
          The price of ethanol has recently been much higher than its 10-year average. We do not expect these prices to be sustainable as supply from new and existing ethanol plants increases to meet increased demand. Increased production of ethanol may lead to lower prices. The increased production of ethanol could have other adverse effects. For example, the increased production could lead to increased supplies of co-products from the production of ethanol, such as distillers grains. Those increased supplies could outpace demand, which would lead to lower prices for those by-products. Also, the increased production of ethanol could result in increased demand for corn. This could result in higher prices for corn and corn production creating lower profits. There can be no assurance as to the price of ethanol or distillers grains in the future. Any downward changes in the price of ethanol and/or distillers grains may result in less income which would decrease our revenues and profitability.
          We sell all of the ethanol we produce to Aventine in accordance with an exclusive ethanol marketing agreement. Aventine is our exclusive marketing agent for all of the ethanol we produce at the plant. We rely heavily on its marketing efforts to successfully sell our product. Because Aventine sells ethanol for itself and a number of other producers, we have limited control over its sales efforts. Our financial performance is dependent upon the financial health of Aventine as a significant portion of our accounts receivable are attributable to Aventine and its customers. If Aventine fails to competitively market our ethanol or breaches the ethanol marketing agreement, we could experience a material loss and we may not have any readily available means to sell our ethanol.
          We engage in hedging transactions which involve risks that can harm our business. We are exposed to market risk from changes in commodity prices. Exposure to commodity price risk results from our dependence on corn and natural gas in the ethanol production process. We seek to minimize the risks from fluctuations in the prices of corn and natural gas through the use of hedging instruments. The effectiveness of our hedging strategies is dependent upon, the cost of corn and natural gas and our ability to sell sufficient products to use all of the corn and natural gas for which we have futures contracts. There is no assurance that our hedging activities will successfully reduce the risk caused by price fluctuation which may leave us vulnerable to high corn and natural prices. Alternatively, we may choose not to engage in hedging transactions in the future. As a result, our results of operations and financial conditions may also be adversely affected during periods in which corn and/or natural gas prices increase.

          Hedging activities themselves can result in costs because price movements in corn and natural gas contracts are highly volatile and are influenced by many factors that are beyond our control. There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of corn or natural gas. However, it is likely that commodity cash prices will have the greatest impact on the derivatives instruments with delivery dates nearest the current cash price. We may incur such costs and they may be significant.
          Changes and advances in ethanol production technology could require us to incur costs to update our plant or could otherwise hinder our ability to compete in the ethanol industry or operate profitably. Advances and changes in the technology of ethanol production are expected to occur. Such advances and changes may make the ethanol production technology installed in our plant less desirable or obsolete. These advances could also allow our competitors to produce ethanol at a lower cost than us. If we are unable to adopt or incorporate technological advances, our ethanol production methods and processes could be less efficient than our competitors, which could cause our plant to become uncompetitive or completely obsolete. If our competitors develop, obtain or license technology that is superior to ours or that makes our technology obsolete, we may be required to incur significant costs to enhance or acquire new technology so that our ethanol production remains competitive. Alternatively, we may be required to seek third-party licenses, which could also result in significant expenditures. We cannot guarantee or assure you that third-party licenses will be available or, once obtained, will continue to be available on commercially reasonable terms, if at all. These costs could negatively impact our financial performance by increasing our operating costs and reducing our net income.
Risks Related to Ethanol Industry
          Overcapacity within the ethanol industry could cause oversupply of ethanol and a decline in ethanol prices. Excess capacity in the ethanol industry would have an adverse impact on our results of operations, cash flows and general financial condition. Excess capacity may also result or intensify from increases in production capacity coupled with insufficient demand. If the demand for ethanol does not grow at the same pace as increases in supply, we would expect the price for ethanol to decline. If excess capacity in the ethanol industry occurs, the market price of ethanol may decline to a level that is inadequate to generate sufficient cash flow to cover our costs.
          We operate in a competitive industry and compete with larger, better financed entities which could impact our ability to operate profitably. There is significant competition among ethanol producers with numerous producer and privately owned ethanol plants planned and operating throughout the Midwest and elsewhere in the United States. The number of ethanol plants being developed and constructed in the United States continues to increase at a rapid pace. The recent passage of the Energy Policy Act of 2005 included a renewable fuels mandate that we expect will further increase the number of domestic ethanol production facilities. The largest ethanol producers include Abengoa Bioenergy Corp., Archer Daniels Midland, Aventine Renewable Energy, Inc., Cargill, Inc., New Energy Corp. and VeraSun Energy Corporation, all of which are each capable of producing more ethanol than we expect to produce. Archer Daniels Midland recently announced its plan to add approximately 500 million gallons per year of additional ethanol production capacity in the United States. A DM is currently the largest ethanol producer in the U.S. and controls a significant portion of the ethanol market. ADM’s plan to produce an additional 500 million gallons of ethanol per year will strengthen its position in the ethanol industry and cause a significant increase in domestic ethanol supply. If the demand for ethanol does not grow at the same pace as increases in supply, we expect that lower prices for ethanol will result which may adversely affect our ability to generate profits and our financial condition.
          Our ethanol plant also competes with producers of other gasoline additives made from raw materials other than corn having similar octane and oxygenate values as ethanol, such as producers of methyl tertiary butyl ether (MTBE). MTBE is a petrochemical derived from methanol which generally costs less to produce than ethanol. Many major oil companies produce MTBE and strongly favor its use because it is petroleum-based. Alternative fuels, gasoline oxygenates and alternative ethanol production methods are also continually under development. The major oil companies have significantly greater resources than we have to market MTBE, to develop alternative products, and to influence legislation and public perception of MTBE and ethanol. These companies also have significant resources to begin production of ethanol should they choose to do so.
          Competition from the advancement of alternative fuels may lessen the demand for ethanol. Alternative fuels, gasoline oxygenates and ethanol production methods are continually under development. A number of automotive, industrial and power generation manufacturers are developing alternative clean power systems using fuel cells or clean burning gaseous fuels. Like ethanol, the emerging fuel cell industry offers a technological option to address increasing worldwide energy costs, the long-term availability of petroleum reserves and environmental concerns. Fuel cells have emerged as a potential alternative to certain existing power sources because of their higher efficiency, reduced noise and lower emissions. Fuel cell industry participants are currently targeting the transportation, stationary power and portable power markets in order to decrease fuel costs, lessen dependence on crude oil and reduce harmful emissions. If the fuel cell and hydrogen industries continue to expand and gain broad acceptance, and hydrogen becomes readily available to consumers for motor vehicle use, we may not be able to compete effectively. This additional competition could reduce the demand for ethanol, resulting in lower ethanol prices that might adversely affect our results of operations and financial condition.
          Corn-based ethanol may compete with cellulose-based ethanol in the future, which could make it more difficult for us to produce ethanol on a cost-effective basis. Most ethanol is currently produced from corn and other raw grains, such as milo or sorghum — especially in the Midwest. The current trend in ethanol production research is to develop an efficient method of producing ethanol from cellulose-based biomass, such as agricultural waste, forest residue, municipal solid waste, and energy crops. This trend is driven by the fact that cellulose-based biomass is generally cheaper than corn, and producing ethanol from cellulose-based biomass would create opportunities to produce ethanol in areas which are unable to grow corn. Although current technology is not sufficiently efficient to be competitive, a recent report by the U.S. Department of Energy entitled “Outlook for Biomass Ethanol Production and Demand” indicates that new conversion technologies may be developed in the future. If an efficient method of producing ethanol from cellulose-based biomass is developed, we may not be able to compete effectively. We do not believe it will be cost-effective to convert the ethanol plant we are proposing into a plant which will use cellulose-based biomass to produce ethanol. If we are unable to produce ethanol as cost-effectively as cellulose-based producers, our ability to generate revenue and financial condition will be negatively impacted.
          Competition from ethanol imported from Caribbean basin countries may be a less expensive alternative to our ethanol. Ethanol produced or processed in certain countries in Central America and the Caribbean region is eligible for tariff reduction or elimination upon importation to the United States under a program known as the Caribbean Basin Initiative. Large ethanol producers, such as Cargill, have expressed interest in building dehydration plants in participating Caribbean Basin countries, such as El Salvador, which would convert ethanol into fuel-grade ethanol for shipment to the United States. Ethanol imported from Caribbean Basin countries may be a less expensive alternative to domestically produced ethanol. Competition from ethanol imported from Caribbean Basin countries may affect our ability to sell our ethanol profitably, adversely affect our results of operations and financial condition.
          Competition from ethanol imported from Brazil may be a less expensive alternative to our ethanol. Brazil is currently the world’s largest producer and exporter of ethanol. In Brazil, ethanol is produced primarily from sugarcane, which is also used to produce food-grade sugar. Ethanol imported from Brazil may be a less expensive alternative to domestically produced ethanol, which is primarily made from corn. Tariffs presently protecting U.S. ethanol producers may be reduced or eliminated. Competition from ethanol imported from Brazil may affect our ability to sell our ethanol profitably and our financial condition.
          Consumer resistance to the use of ethanol based on the belief that ethanol is expensive, adds to air pollution, harms engines and takes more energy to produce that it contributes may reduce the demand for ethanol. Certain individuals believe that use of ethanol will have a negative impact on gasoline prices at the pump. Many also believe that ethanol adds to air pollution and harms car and truck engines. Still other consumers believe that the process of producing ethanol actually uses more fossil energy, such as oil and natural gas, than the amount of ethanol that is produced. These consumer beliefs could potentially be wide-spread. If consumers choose not to buy ethanol, it would affect the demand for the ethanol we produce which could lower demand for our product and negatively affect our profitability and financial condition.
Risks Related to Regulation and Governmental Action
          A change in government policies favorable to ethanol may cause demand for ethanol to decline. Growth and demand for ethanol may be driven primarily by federal and state government policies, such as state laws banning Methyl Tertiary Butyl Ether (MTBE) and the national renewable fuels standard. The continuation of these policies is uncertain, which means that demand for ethanol may decline if these policies change or are discontinued. A decline in the demand for ethanol is likely to cause lower ethanol prices which in turn will negatively affect our results of operations, financial condition and cash flows.
          Government incentives for ethanol production, including federal tax incentives, may be eliminated in the future, which could hinder our ability to operate at a profit. The ethanol industry and our business are assisted by various federal ethanol tax incentives, including those included in the Energy Policy Act of 2005. The provision of the Energy Policy Act of 2005 likely to have the greatest impact on the ethanol industry is the creation of a 7.5 billion gallon Renewable Fuels Standard (RFS). The RFS will begin at 4 billion gallons in 2006, increasing to 7.5 billion gallons by 2012. The RFS helps support a market for ethanol that might disappear without this incentive. The elimination or reduction of tax incentives to the ethanol industry could reduce the market for ethanol, which could reduce prices and our revenues by making it more costly or difficult for us to produce and sell ethanol. If the federal tax incentives are eliminated or sharply curtailed, we believe that a decreased demand for ethanol will result, which could negatively affect our profitability and financial condition.
          Another important provision involves an expansion in the definition of who qualifies as a small ethanol producer. Historically, small ethanol producers were allowed a 10-cents-per-gallon production income tax credit on up to 15 million gallons of production annually. The size of the plant eligible for the tax credit was limited to 30 million gallons. Under the Energy Policy Act of 2005 the size limitation on the production capacity for small ethanol producers increases from 30 million to 60 million gallons. This tax credit may foster additional growth in ethanol plants of a larger size and increase competition in this particular plant size category.
          Changes in environmental regulations or violations of the regulations could be expensive and reduce our profitability. We are subject to extensive air, water and other environmental laws and regulations. In addition some of these laws require our plant to operate under a number of environmental permits. These laws, regulations and permits can often require expensive pollution control equipment or operation changes to limit actual or potential impacts to the environment. A violation of these laws and regulations or permit conditions can result in substantial fines, damages, criminal sanctions, permit revocations and/or plant shutdowns. We do not assure you that we have been, are or will be at all times in complete compliance with these laws, regulations or permits or that we have had or have all permits required to operate our business. We do not assure you that we will not be subject to legal actions brought by environmental advocacy groups and other parties for actual or alleged violations of environmental laws or our permits. Additionally, any changes in environmental laws and regulations, both at the federal and state level, could require us to invest or spend considerable resources in order to comply with future environmental regulations. The expense of compliance could be significant enough to reduce our profitability and negatively affect our financial condition.
Item 2. DESCRIPTION OF PROPERTY.
          The ethanol plant is located on approximately 56 acres of real property consisting of two parcels located one and a half miles east of Granite Falls, Minnesota between the City of Granite Falls and Minnesota Highway 23 located in Chippewa County, Minnesota. As of our fiscal year end on October 31, 2005, construction of the plant was nearing completion. Subsequent to fiscal year end, construction of the plant was complete. The completed plant consists of the following buildings:
•	A raw storage and processing building, which contains processing equipment, laboratories, control room and offices;

•	A grain receiving and shipping building, which contains a control room and 1st and 2nd level mezzanine;

•	A fermentation area comprised principally of four fermentation tanks;

•	A mechanical building, which contains maintenance offices, storage and a welding shop; and

•	An administrative building, along with furniture and fixtures, office equipment and computer and telephone systems.

     The plant includes a fermenter walkway, gas dryer, evaporator and storage facilities for ethanol and distiller grains. The site also contains improvements such as rail tracks and a rail spur, landscaping, drainage systems and paved access roads.
     All of our tangible and intangible property, real and personal, serves as the collateral for the debt financing with First National Bank of Omaha, which is described below under “Item 6 – Management’s Discussion and Analysis of Financial Condition and Plan of Operation.”
Item 3. LEGAL PROCEEDINGS.
     From time to time in the ordinary course of business, Granite Falls may be named as a defendant in legal proceedings related to various issues, including without limitation, workers’ compensation claims, tort claims, or contractual disputes. We are not currently involved in any material legal proceedings, directly or indirectly, and we are not aware of any claims pending or threatened against us or any of the directors that could result in the commencement of legal proceedings.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     We did not submit any matter to a vote of our unit holders through the solicitation of proxies or otherwise during the fourth fiscal quarter of 2005.
PART II
Item 5. MARKET FOR COMMON EQUITY AND RELATED MEMBER MATTERS.
     There is no public trading market for our units.
     As of October 31, 2005, we have approximately 911 unit holders of record.
     We have not declared or paid any distributions on our units. Our board of directors has complete discretion over the timing and amount of distributions to our unit holders, however, our operating agreement requires the board of directors to endeavor to make cash distributions at such times and in such amounts as will permit our unit holders to satisfy their income tax liability in a timely fashion. Our expectations with respect to our ability to make future distributions are discussed in greater detail under “Item 6 – Management’s Discussion and Analysis or Plan of Operations.”
Item 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.
Cautionary Statements Regarding Forward Looking Statements
     This report contains forward-looking statements that involve future events, our future performance and our expected future operations and actions. In some cases you can identify forward-looking statements by the use of words such as “may,” “should,” “anticipate,” “believe,” “expect,” “will,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the following factors:
•	Changes in our business strategy, capital improvement or development plans;

•	Changes in plant production capacity or technical difficulties in operating the plant;

•	Overcapacity within the ethanol industry leading to a decline in ethanol prices;

•	Changes in the availability and price of corn;

•	Increases or decreases in the supply and demand for ethanol, including anticipated significant increases in supply from new ethanol plants and expansions of existing ethanol plants;

•	Changes in the environmental regulations that apply to our plant operations;

•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;

•	Changes in the availability and price of natural gas;

•	Increases or decreases in the supply and demand for distiller grains; and

•	Changes and advances in ethanol production technology.
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
     As of our fiscal year end on October 31, 2005, we are in the process of constructing a 50 million gallon per year ethanol plant that will produce fuel-grade ethanol and distillers grains. We will not generate revenues until our plant is operational, and we anticipate increases in our accumulated losses until the plant is operational. Subsequent to our fiscal year end on October 31, 2005, we completed plant construction. On November 13, 2005, we began plant operations and are currently producing fuel-grade ethanol and distillers grains at our Granite Falls plant.
     As of October 31, 2005, we estimate the total project will cost approximately $64,750,000. We financed our project with a combination of equity and debt. We raised equity in a public offering registered with the Securities and Exchange Commission, in which we sold 29,700 units and received offering cash proceeds of $29,700,000, which supplemented our seed capital equity of $638,500. We closed the offering in October 2004. To complete project financing, we entered into a $34,000,000 term loan, a $3,500,000 revolving line of credit and standby letters of credit of up to $1,000,000 with First National Bank of Omaha. In addition, we expect to enter into a loan agreement with several state and local economic development agencies for a combined loan agreement of $700,000 (the “EDA loan”). However, no definitive agreement has been entered into at this time, and there can be no assurance that one will be obtained. Our combined equity and debt capital is approximately $69,500,000 including the anticipated EDA loan. We expect our equity and debt capital sources to provide sufficient capital to fund construction and start-up operations. We intend to fund our operations during the next 12 months using cash flow from continuing operations, lines of credit and our senior credit facility.
     We have engaged experienced marketers to market our ethanol and dried distillers grains to local, regional, and national markets. We entered into an operating and management agreement with Glacial Lakes Energy, LLC for the purpose of engaging Glacial Lakes to manage plant construction and plant operations. We currently employ 31 employees in addition to 6 personnel supplied by Glacial Lakes pursuant to our operating and management agreement with Glacial Lakes.

     Because we are a development-stage company without any revenues, we do not have revenue, production or income data for the fiscal year ended October 31, 2005, or comparable data for any prior periods. Accordingly, we do not provide a comparison of our financial results between reporting periods in this report. If you undertake your own comparison of our fiscal year ended October 31, 2005 with prior periods, it is important that you keep this in mind. On April 28, 2005 our members approved a change in our fiscal year from January 1 through December 31 to November 1 through October 31. Accordingly, our fiscal year now ends on October 31 instead of December 31. This change caused us to file this annual report on Form 10-KSB as our annual report for the transition period covering January 1, 2005 through October 31, 2005.
Plan of Operations for the Next 12 Months
     We expect to spend the next 12 months completing construction of the ethanol plant, completing the permitting process, preparing for and commencing start-up operations, and engaging in the production of ethanol and distillers grains at our plant.
Plant Construction Activity
     We began site grading and dirt work for our ethanol plant in August 2004. The site work was completed in November 2004. On December 1, 2004, Fagen began actual construction of the plant. Plant construction was completed in early November 2005 and operations began on November 13, 2005.
     Based on change orders signed to date, we expect to pay Fagen a fixed fee of $49,170,575 to build our plant. As of October 31, 2005, we have incurred construction costs of $47,230,531 of which $4,412,460 is included in payables to construction contractors. The total construction cost does not include an early completion bonus of $616,000 that we paid to Fagen in December 2005 pursuant to our design-build agreement.
Permitting
     We have obtained the required air, water, construction and other permits necessary to construct and operate the plant. See “Item 1 – Description of Business – Costs and Effects of Compliance with Environmental Laws.” Some of our permits require additional action in order for us to increase our production efficiency or maintain compliance with applicable environmental laws and regulations. During the next fiscal year, we expect to work on the following permitting activities:
     SPCC and RMP. We have prepared a Spill Prevention Control and Countermeasures (“SPCC”) plan and a Process Hazard Analysis. We must also prepare a Risk Management Plan (“RMP”). After the start-up of operations, we will complete the Risk Management Plan with assistance from Glacial Lakes personnel. These items are required by the Environmental Protection Agency and enforced by the MPCA.
     Air Permits. Our current Air Emissions Permit and National Pollution Discharge Elimination System Permit allows the Company to operate at a rate of 45,000,000 gallons per year of undenatured ethanol (“200 proof”) or 47,250,000 gallons per year of fuel ethanol. In June 2005, we applied for amendments to both permits to allow us to operate at a rate of 60,000,000 gallons of undenatured ethanol or 63,000,000 gallons per year of fuel ethanol. These applications are currently under review by the MPCA and the Attorney General for the State of Minnesota. We expect to receive both amendments in early March 2006, however, there is no guarantee that we will receive the amendments or that the amendments will be received in March 2006. Under both the current Air Emissions Permit and the anticipated amended Air Emissions Permit, we will be required to conduct emissions testing within 180 days of plant start-up. We have scheduled the compliance testing for March 2006.
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
     Rail. The by-pass track off the mainline has been completed. The north half of the rail siding has been laid with ballast added. The rest of the railroad siding was completed on November 15, 2005.
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
Contracting Activity
     Management, Supply and Marketing Agreements. We have secured all of the material contracts necessary to construct and operate our ethanol plant. Glacial Lakes is managing plant construction and as of August 8, 2005, Glacial Lakes began management of plant operations in anticipation of plant start-up. Under our operating and management agreement with Glacial Lakes, we pay Glacial Lakes $35,000 per month plus an annual payment equal to 3% of the plant’s net income from operations.
     Farmers Cooperative Company supplies our corn. Aventine Renewable Energy markets our ethanol, and Commodity Specialists Company markets our distillers grains by rail and truck. All of these contracts are critical to our success and we are very dependent on each of these companies. We are independently marketing a portion of our distillers grains to local markets; however, if local markets do not supply competitive prices, we may market all of our distillers grains through Commodity Specialists Company.
     Natural Gas. We are using various natural gas vendors to supply the natural gas necessary to operate the plant. U.S. Energy assists us with sourcing natural gas through various vendors. We determined that sourcing our natural gas from a variety of vendors may prove more cost-efficient than using an exclusive supplier.
     Rail Service. Our ethanol and distillers grains marketing firms continue to discuss rail service and freight rates on our behalf with both the TC&W Railroad and the Burlington Northern Santa Fe Railroad.
     Railcar Lease. On October 3, 2005, we entered into a lease agreement with Trinity Industries Leasing Company (“Trinity”) for 75 hopper cars to transport distillers grains by rail. The lease is for a 5-year period which starts when the cars have been delivered and inspected in Granite Falls, Minnesota. Granite Falls will pay Trinity $673.00 per month, plus $0.03 for each mile traveled in excess of 36,000 miles per year. As a condition of the lease, Granite Falls provided a standby letter of credit to Trinity for $281,250, which is approximately six months of lease payments. This amount will be outstanding until Granite Falls has met Trinity’s credit standards, which is expected to occur after Granite Falls has made a full year of payments on a timely basis.
     Agreement with Gopher State Ethanol. On May 3, 2005, we entered into an agreement with Gopher State Ethanol, LLC for the purpose of participating in the Minnesota ethanol producer incentive payments that Gopher State is entitled to receive. All of our obligations under this agreement are subject to certain conditions that must be fulfilled prior to our obligation to perform.
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
     Our obligation to perform under the agreement is expressly conditioned upon our consent to the plan of reorganization proposed by Gopher State and the Bankruptcy Court’s approval of that plan. Subsequent to the end of the period covered by this report, the Bankruptcy Court approved Gopher State’s plan of reorganization and the plan became effective. Now that the plan has been approved, we expect to proceed with action under the agreement.
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
     We may choose not to commence legal proceedings, or the legal proceedings may not be successful in obtaining a portion or the full amount of ethanol producer incentive payments to which Gopher State is entitled to receive. In addition, we expect to incur legal costs and expenses in connection with any legal proceedings to enforce Gopher State’s rights to the ethanol producer incentive payments. If the legal proceedings are ultimately unsuccessful, we may not be able to offset these legal costs and expenses against any ethanol producer incentive payments.
Employees
     As of the date of this report, we have filled all of the positions necessary to operate our plant by hiring 31 employees. Four of these employees are involved primarily in management and administration. The remainder are involved primarily in plant operations. Our employees underwent training at Glacial Lakes Energy.
Trends and Uncertainties Impacting the Ethanol and Distillers Grains Industries and Our Future Revenues
     As of the end of the period covered by this report, we had not yet commenced operations at the plant. Accordingly, the financial statements presented in this report do not reflect any operating activity and we discuss our activity throughout this section solely in terms of anticipated future results. Once we have commenced operations, we intend to discuss in future reports the results of those operations in addition to the anticipated trends and uncertainties impacting our operations.
     Once we become operational, our revenues will consist of sales of the ethanol and distillers grains that we produce. Ethanol sales will constitute the majority of our revenues. During the third quarter of fiscal 2005, increased demand for ethanol caused ethanol market prices to increase. Although some of those gains have been lost in the last month of our fourth fiscal quarter, ethanol prices remain historically strong. Management believes that ethanol prices have remained high as a result of increased demand for ethanol, consumer acceptance of its use, firm crude oil and gas markets, and positive political signals. In order to sustain these price levels, however, the demand for ethanol must continue to rise at a rate that offsets the increased supply due to additional production. There is no assurance that ethanol prices will be able to stabilize at their current levels, which are significantly higher than the historical average.

     Ethanol production continues to grow as additional plants become operational. According to the Renewable Fuels Association, there are over 90 ethanol plants nationwide that have the combined capacity to produce over 4.34 billion gallons annually. Planned expansions and new projects under development represent an additional 1.7 billion gallons of annual capacity. A greater supply of ethanol on the market from other plants, without a corresponding growth in demand, could reduce the price we are able to charge for our ethanol. This would have a negative impact on our future revenues once we become operational.
     We also sell distillers dried grains. Prices for distillers grains are currently on a downward trend. Increased ethanol production has led to increased availability of the co-product, which has resulted in a larger supply and lower prices. Continued increased supply of dried distillers grains on the market from other plants could reduce the price we will be able to charge for our distillers dried grains. This could have a negative impact on our future revenues once we become operational.
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
Commodity Price Risk Protection
     We seek to minimize the risks from fluctuations in the prices of corn, ethanol and natural gas through the use of derivative instruments. In practice, as markets move, we actively manage our risk and adjust hedging strategies as appropriate. Although we believe our hedge positions accomplish an economic hedge against our future purchases, we do not use hedge accounting which would match the gain or loss on our hedge positions to the specific commodity purchase being hedged. We are using fair value accounting for our hedge positions, which means that as the current market price of our hedge positions changes, the gains and losses are immediately recognized in our cost of goods sold. The immediate recognition of hedging gains and losses under fair value accounting can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged. As of October 31, 2005, the fair values of our derivative instruments are reflected as a net asset in the amount of $899,356. There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of corn, ethanol or natural gas. However, it is likely that commodity cash prices will have the greatest impact on the derivative instruments with delivery dates nearest the current cash price.

     As of October 31, 2005, we have entered into derivative instruments to hedge 2,500,000 bushels of future corn purchases through March 2006, 1,932,000 gallons of future ethanol sales through December 2006 and 180,000 mmBTUs of our future natural gas purchases through March 2006. As we move forward, additional protection may be necessary. As the prices of these hedged commodities move in reaction to market trends and information, our statement of operations will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for the Company.
Liquidity and Capital Resources
Sources and Uses of Cash
     We originally estimated that we would require approximately $57,850,000 of capital to pay for all of our construction and start-up costs. However, based on our decision to expand the plant from a production capacity of 40 million gallons per year to 50 million gallons per year, new estimates for our utilities, an expected early completion bonus to our design-builder, and other items, we estimate that our total construction and start-up costs for the 50 million gallon per year plant will be approximately $64,750,000.
     We have executed a loan agreement with First National Bank of Omaha (the “Bank”) for the purpose of funding a portion of the cost of our ethanol plant. Under our loan agreement with the Bank, the Bank has provided to us a construction loan up to $34,000,000, a revolving line of credit of $3,500,000, and standby letters of credit in an amount up to $1,000,000. Subsequent to the end of the period covered by this report, we renewed our revolving line of credit so that its new maturity date is December 14, 2006. As security for the Bank’s loans to us, we have granted the Bank a security interest in all of our assets and a mortgage on our real estate. As of October 31, 2005, there was $19,022,186 outstanding under the construction loan at an interest rate of 7.43538% per annum. As of October 31, 2005, there was $1,090,000 outstanding under the revolving line of credit at an interest rate of 7.43538% per annum. We used the revolving line of credit to finance our hedging activities.
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
     Our loan agreement required us to enter into an interest rate swap agreement with First National Bank to fix a portion of our anticipated borrowings from a variable to a fixed interest rate. Under this swap agreement, we will pay First National Bank the quarterly difference between interest charged at a fixed rate of 7.69% and the variable rate of the three-month LIBOR plus 3.00% on the “notional” amount of $17,000,000, which was 6.83375% at October 31, 2005. This “notional” balance will match the principal balance on one of the three term loans resulting from conversion of our construction loan. The interest rate swap became effective on September 10, 2005 and will terminate on March 10, 2011. The balance outstanding on the construction loan was $17,001,233 on the date the interest rate swap became effective.
     Our loan agreements contain restrictions and financial covenants to which we will be subject during the term of the agreements. We pay the Bank an annual loan servicing fee of $30,000. We also make quarterly payments of an unused commitment fee equal to 0.375% per annum on the used portion of the $3,500,000 revolving line of credit (beginning with the initial advance in July 2005) and the $5,000,000 long-term revolving note which becomes part of our term loans on March 10, 2006. If interest rates increase, we will have higher interest payments, which could adversely affect our business.
Sources of Funds

     The following schedule sets forth our sources of funds from our offering proceeds and our debt financing proceeds:

		Percent of
Source of Funds		Total
Member Equity, Public Offering	$29,700,000	42.71%
Member Equity, Seed Capital	$638,500	0.92%
Term Debt	$34,000,000	48.90%
EDA Loans*	$700,000	1.01%
Revolving Line of Credit and Standby Letters of Credit	$4,500,000	6.46%

Total Sources of Funds	$69,538,500	100.00%

*	We have not executed a definitive agreement procuring EDA loan proceeds. However, we expect to enter into such an agreement. There can be no assurance that such an agreement will be entered into.
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

Estimated Use of Offering and Debt Proceeds :
Plant Construction (including change orders and water treatment)	$49,324,599	76.17%
Other Construction Costs	170,773	0.26%
Land and Site Development	2,921,399	4.51%

Utilities (natural gas, electric and water)	1,161,253	1.79%
Rolling Stock (including rail car mover)	490,783	0.76%
Administration Building, Computer System, and Furnishings	353,863	0.55%
Railroad Siding	1,729,740	2.67%
Construction Insurance Costs	320,444	0.50%
Capitalized Interest (net of interest income and expense)	314,072	0.49%
Offering and Debt Financing Costs	1,022,356	1.58%
Organizational Costs	1,509,690	2.33%
Start-up Costs (including inventory)	4,817,299	7.44%
Early Completion Bonus	616,000	0.95%

Total Estimated Use of Proceeds	$64,752,270	100.0%
     Comparing the table of estimated uses above with the table of estimated uses contained in our most recent quarterly report, we have slightly increased the total project cost from $64,502,533 to $64,752,270. This increase results from increases in the following categories:
•	Plant Construction. Plant construction costs increased from $49,211,326 to $49,324,599. This increase reflects various change orders totaling $113,273.

•
Other Construction Costs. Other construction costs increased from $150,721 to $170,773. This increase reflects the purchase of a building to be used for the storage of chemicals and ingredients to be used in the production of fuel ethanol.

•	Land and Site Development. The land and site development estimate decreased from $2,947,405 to $2,921,399 as amounts originally estimated for permits were not incurred.

•	Utilities. The utilities cost estimate increased from $942,804 to $1,161,253 due to additional costs for the water line and discharge line for the plant.

•	Rolling Stock. We have increased our cost estimate from $489,719 to $490,783 due to the purchase of two pallet jacks.

•	Administration Building, Computer System and Furnishings. We have changed our estimate from $366,751 to $353,863 to reflect the final cost of items in this category.

•	Railroad. The railroad cost estimate increased from $1,521,100 to $1,729,740 due to additional costs to prepare the ground for the rail line.

•	Construction Insurance Costs. We have increased the amount from $300,000 to $320,444 due to additional costs to prepare the ground for the rail line.

•	Capitalized Interest. We have decreased the amount from $672,629 to $314,072 to reflect the actual amount of interest capitalized through the start-up of operations in November 2005.

•	Organizational Costs. We have increased our cost estimate for organizational costs from $1,467,240 to $1,509,690 to reflect additional legal and accounting costs.

•	Start-Up Costs. We have increased our cost estimate of $4,750,000 to $4,817,299 due to increased costs for spare parts, shop equipment and lab equipment.
     Based upon seed capital equity of $638,500, offering proceeds of $29,700,000, a $34,000,000 term loan, an expected EDA loan of $700,000, a $3,500,000 revolving line of credit and standby letters of credit of up to $1,000,000, our combined equity and debt capital is approximately $68,500,000. However, no definitive agreement for the EDA loan has been entered into at this time, and there can be no assurance that one will be secured. We expect to have sufficient cash on hand to cover construction and related start-up costs necessary to make the plant operational.
Ten-Month Fiscal Year-End Financial Results:
     As of October 31, 2005, we had cash and cash equivalents of $4,530 and total assets of $54,374,210. Our assets primarily consist of construction-in-process of $52,079,468. In October 2004 we sold 29,700 units in our offering and raised proceeds of $29,700,000, in addition to 1,417 seed capital units issued for seed capital proceeds of $638,500 during 2002. We have used these proceeds in addition to debt financing to fund construction activity as well as development and organizational needs. Cash used to fund construction activities for the ten month fiscal year ended October 31, 2005 totaled $39,457,053.
     As of October 31, 2005, we had current liabilities of $8,648,311, which consists primarily of construction payables (primarily retainage to Fagen and other contractors) in the amount of $5,362,338, accounts payable in the amount of $852,992, a note to the City of Granite Falls in the amount of $47,800 due January 1, 2004, which has not been paid and the current portion of long-term debt of $1,108,757. We have been working with the City to extend the loan or forgive it under the terms of our Development Agreement with the City. As of October 31, 2005, we also had long-term debt in the amount of $17,913,429.
     Total members equity as of October 31, 2005 was $27,812,470. Since inception, we have generated no revenue from operations. For the ten month fiscal year ended October 31, 2005, we report a net loss of $1,214,099. For the period ended October 31, 2005, we recorded a $570,644 loss on the value of our derivative instruments. This loss has been recorded in current period earnings.
Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements.

Employees
     We currently have 32 full-time employees. In addition to our 32 employees, Glacial Lakes provide 6 management positions to our plant pursuant to our operating and management agreement with Glacial Lakes. See “DESCRIPTION OF BUSINESS – Employees.”
Application of Critical Accounting Estimates
     Management uses estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. The fair value of our cash and equivalents and derivative instruments approximates their carrying value. It is not currently practicable to estimate the fair value of the notes payable to the City of Granite Falls nor our long-term debt since these agreements contain unique terms, conditions, and restrictions, which were negotiated at arm’s length, there is no readily determinable similar instrument on which to base an estimate of fair value.

Item 7. FINANCIAL STATEMENTS.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Governors
Granite Falls Energy, LLC
Granite Falls, Minnesota
We have audited the accompanying balance sheet of Granite Falls Energy, LLC (a developmental stage company), as of October 31, 2005 and December 31, 2004, and the related statements of operations, changes in members’ equity (deficit), and cash flows for the ten month fiscal year ended October 31, 2005 and the twelve month fiscal year ended December 31, 2004, and from inception (December 29, 2000) to October 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Granite Falls Energy, LLC (a developmental stage company) as of October 31, 2005 and December 31, 2004, and the results of its operations and its cash flows for the ten month fiscal year ended October 31, 2005 and the twelve month fiscal year ended December 31, 2004, and from inception (December 29, 2000) to October 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ Boulay, Heutmaker, Zibell & Co. P.L.L.P.
Certified Public Accountants
Minneapolis, Minnesota
December 9, 2005

GRANITE FALLS ENERGY, LLC
(A Development Stage Company)
Balance Sheet

	October 31,	December 31,
	2005	2004

ASSETS

Current Assets
Cash and cash equivalents	$4,530	$21,157,557
Interest receivable	—	7,277
Inventory	16,606	—
Prepaid expenses and other current assets	105,056	32,517
Hedge account	899,356	—

Total Current Assets	1,025,548	21,197,351

Property and Equipment
Land	391,213	351,928
Construction in process	52,079,468	12,791,239
Administration building	217,746	—
Office equipment	100,095	6,317
Rolling stock	95,373	—

	52,883,895	13,149,484
Less accumulated depreciation	22,807	2,632

Net Property and Equipment	52,861,088	13,146,852

Other Assets
Deferred financing costs	487,574	368,051

Total Other Assets	487,574	368,051

Total Assets	$54,374,210	$34,712,254

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities:
Accounts payable	$869,599	$330,592
Payable to construction contractors	5,362,338	5,332,612
Revolving line of credit	1,090,000	—
Accrued interest payable	130,040	13,681
Other accrued liabilities	39,777	—
Current portion of Long-Term Debt	1,735,143	—
Notes payable-City of Granite Falls	47,800	47,800

Total Current Liabilities	8,648,311	5,724,685

Long-Term Debt, less current portion	17,287,043	—

Commitments and Contingencies

Members’ Equity:
Member contributions, net of costs related to capital contributions, 31,156 and 31,117 units outstanding at October 31, 2005 and December 31, 2004, respectively	30,202,978	30,163,978
Deficit accumulated during development stage	(2,390,508)	(1,176,409)

Total Members’ Equity	27,812,470	28,987,569

Total Liabilities and Members’ Equity	$54,374,210	$34,712,254

Notes to Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC
(A Development Stage Company)
Statement of Operations

	Ten Month	Twelve Month	From Inception
	Fiscal Year Ended	Fiscal Year Ended	(December 29, 2000)
	October 31,	December 31,	to October 31,
	2005	2004	2005

Revenues	$—	$—	$—

Pre-Production Expenses	251,235		251,235

Gross Loss	(251,235)	—	(251,235)

Operating Expenses
Project coordinator	499	36,121	185,979
Surveying, site and permitting expense	13,999	37,219	171,728
Professional and consulting fees	186,264	238,517	674,493
General and administrative	291,591	69,705	437,674

Total operating expenses	492,353	381,562	1,469,874

Operating Loss	(743,588)	(381,562)	(1,721,109)

Other Income (Expense)
Interest income	117,837	151,931	273,737
Change in value of hedging instruments	(570,644)	—	(570,644)
Miscellaneous income	—	1,000	2,000
Interest expense	(17,704)	(19,413)	(49,738)
Offering costs	—	—	(324,754)

Total other income (expense), net	(470,511)	133,518	(669,399)

Net Loss	$(1,214,099)	$(248,044)	$(2,390,508)

Weighted Average Units Outstanding	31,143	8,820	7,684

Net Loss Per Unit	$(38.98)	$(28.12)	$(311.10)

Notes to Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC
(A Development Stage Company)
Statement of Changes in Members’ Equity (Deficit)

		Deficit
		Accumulated
		During
	Members’	Development
	Contributions	State	Total

Balance — December 29, 2000	$—	$—	$—

Balance — December 31, 2000	—	—	—

Net loss for the year ended December 31, 2001	—	(106,025)	(106,025)

Balance — December 31, 2001	—	(106,025)	(106,025)

Capital contributions:
January 2002 - 200 units	55,000	—	55,000

March to July 2002 - 1,167 units, net of $35,962 of costs related to raising capital contributions	547,538	—	547,538

August 2002 - conversion of $25,000 note payable and accrued interest to the City of Granite Falls to 50 units	26,103	—	26,103

Net loss for the year ended December 31, 2002	—	(220,530)	(220,530)

Balance — December 31, 2002	628,641	(326,555)	302,086

Net loss for the year ended December 31, 2003	—	(601,810)	(601,810)

Balance — December 31, 2003	628,641	(928,365)	(299,724)

Capital contributions:
October 15, 2004 - 29,700 units, net of $164,663 of costs related to raising capital contributions	29,535,337	—	29,535,337

Net loss for the year ended December 31, 2004	—	(248,044)	(248,044)

Balance — December 31, 2004	30,163,978	(1,176,409)	28,987,569

Capital contributions:
April 12, 2005 - 39 units	39,000	—	39,000

Net loss for the ten months ended October 31, 2005	—	(1,214,099)	(1,214,099)

Balance — October 31, 2005	$30,202,978	$(2,390,508)	$27,812,470

Notes to Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC
(A Development Stage Company)
Statements of Cash Flows

	Ten Month	Twelve Month
	Fiscal Year Ended	Fiscal Year Ended	From Inception
	October 31,	December 31,	(December 29, 2000)
	2005	2004	to October 31, 2005

Cash Flows from Operating Activities:
Net loss	$(1,214,099)	$(248,044)	$(2,390,508)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	20,175	1,263	22,807
Offering costs	—	—	—
Change in value of hedging instruments	570,644	—	570,644
Changes in assets and liabilities:
Hedge account	(1,470,000)	—	(1,470,000)
Inventory	(61,516)	—	(61,516)
Prepaid expenses	(27,629)	(30,517)	(60,146)
Interest receivable	7,277	(7,277)	—
Accounts payable	539,007	16,960	869,599
Accrued interest payable	156,136	2,163	170,920

Net Cash Used in Operating Activities	(1,480,005)	(265,452)	(2,348,200)

Cash Flows from Investing Activities:
Capital expenditures	(208,347)	—	(413,214)
Land	(285)	(351,928)	(352,213)
Construction in process	(39,457,053)	(7,458,627)	(46,717,130)

Net Cash Used in Investing Activities	(39,665,685)	(7,810,555)	(47,482,557)

Cash Flows from Financing Activities:
Checks drawn in excess of cash	—	(11,417)	—
Net proceeds on short-term notes payable	19,022,186	(149,000)	19,094,986
Member contributions	—	29,596,000	30,338,500
Net proceeds on revolving line of credit	1,090,000	—	1,090,000
Payments for costs of raising capital	—	(88,968)	(200,625)
Payments for deferred financing costs	(119,523)	(113,051)	(487,574)

Net Cash Provided by Financing Activities	19,992,663	29,233,564	49,835,287

Net Increase (Decrease) in Cash and Cash Equivalents	(21,153,027)	21,157,557	4,530

Cash and Cash Equivalents — Beginning of Period	21,157,557	—	—

Cash and Cash Equivalents — End of Period	$4,530	$21,157,557	$4,530

- Continued -
Notes to Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC
(A Development Stage Company)
Statements of Cash Flows (continued)

	Ten Month	Twelve Month
	Fiscal Year Ended	Fiscal Year Ended	From Inception
	October 31,	December 31,	(December 29, 2000)
	2005	2004	to October 31, 2005

Supplemental Cash Flow Information

Cash paid during the period for:
Interest expense	$25,691	$17,251	$44,045

Capitalized interest	$221,942	$—	$221,942

Supplemental Disclosure of Noncash Investing, Operating and Financing Activities

Conversion of bank fees and offering costs into 94 member units in 2004. Conversion of note payable and accrued interest into 50 member units in 2002.	$—	$94,000	$120,103

Construction costs in construction payable	$5,362,338	$5,332,612	$5,362,338

Deferred financing costs in accounts payable	$—	$255,000	$—

39 member units exchanged for land costs	$39,000	$—	$39,000

Conversion of accounts payable into 10 member units		$10,000	$10,000

Notes to Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC
(A Development Stage Company)
Notes to Financial Statements
October 31, 2005 and December 31, 2004
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Business
Granite Falls Energy LLC (the “Company”), formerly known as Granite Falls Community Ethanol Plant, LLC, started construction on its plant location near Granite Falls, Minnesota, was originally organized to fund and construct a 40 million gallons per year ethanol plant with distribution to upper Midwest states. The Board of Governors of the Company has approved a proposal to increase the plant size to be capable of producing up to 50 million gallons of ethanol per year. The Company’s operations permit presently allows for the production of up to 47 million gallons of ethanol per year and will have to be amended in the event the Company desires to produce up to its capacity. The Company is currently in the process of amending this permit to produce up to the plant’s capacity. In addition, the Company intends to produce and sell distillers dried grains as a co-product of fuel ethanol production. Construction began in the third quarter of 2004. As of October 31, 2005, the Company is in the construction stage with its efforts being principally devoted to organizational and construction activities. The Company began its operations through the start-up of the plant on November 13, 2005.
On April 28, 2005, members holding a majority of the Company’s outstanding limited liability company membership units voted to approve the amendment of the Company’s amended articles of organization to effect a legal name change from Granite Falls Community Ethanol Plant, LLC to the Company assumed name of Granite Falls Energy, LLC.
Fiscal Reporting Period
The Company originally adopted a fiscal year ending December 31 for reporting financial operations. On April 28, 2005, members holding a majority of the Company’s outstanding limited liability company membership units voted to approve a change in the Company’s fiscal year from January 1 through December 31 to November 1 through October 31, effective as of April 28, 2005. In July 2005, the Company received approval from the Internal Revenue Service to change the fiscal year for Federal income tax purposes. Thus, the fiscal year ended on October 31, 2005.
Accounting Estimates
Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from those estimates.

GRANITE FALLS ENERGY, LLC
(A Development Stage Company)
Notes to Financial Statements
October 31, 2005 and December 31, 2004
Cash and Cash Equivalents
The Company maintains some of its accounts at a financial institution which is a member of the Company. At times throughout the year, the Company’s cash balances at these financial institutions may exceed amounts insured by the Federal Deposit Insurance Corporation. All of the cash and cash equivalents were short-term investments (with maturities of three months or less) such as rated commercial paper and money market accounts.
Deferred Offering Costs
The Company defers the costs incurred to raise equity financing until that financing occurs. As of December 31, 2004, the minimum equity has been raised and these costs have been netted against the proceeds received.
Deferred Financing Costs
Costs related to the Company’s debt financing have been capitalized as incurred. Upon conversion of the Company’s construction loan to a term note, the Company will begin to amortize the debt issuance costs using the effective interest rate method.
Property and Equipment
Property and equipment is stated at the lower of cost or estimated fair value. Depreciation is provided over an estimated useful life by use of the straight-line depreciation method. Maintenance and repairs are expensed as incurred; major improvements and betterments are capitalized.
Fair Value of Financial Instruments
The fair value of the Company’s cash and equivalents and hedge instruments approximates their carrying value. It is not currently practicable to estimate the fair value of the notes payable to the City of Granite Falls nor our long-term debt since these agreements contain unique terms, conditions, and restrictions (as discussed in Note 3 and 5), which were negotiated at arm’s length. As such, there are no readily determinable similar instruments on which to base an estimate of fair value of each item.

GRANITE FALLS ENERGY, LLC
(A Development Stage Company)
Notes to Financial Statements
October 31, 2005 and December 31, 2004
Derivative Instruments
As of October 31, 2005, the Company has entered into derivative instruments to hedge (a) 2,500,000 bushels of its future corn purchases through March 2006, (b) 1,932,000 gallons of its future fuel ethanol sales through December 2006 and (c) 180,000 mmBTU of its future natural gas purchases through March 2006 to the extent considered necessary for minimizing risk from future market price fluctuations. The Company has used various option contracts as vehicles for its hedging purposes.
On the date the derivative instrument is entered into, the Company will designate the derivative as either (1) a hedge of fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value hedge”), (2) a hedge of a forecasted transaction or the variability of cash flows to be received paid related to a recognized asset or liability (“cash flow hedge”) or (3) will not designate the derivative as a hedge. Changes in the fair value of a derivative that is designated as and meets all of the required criteria for a fair value hedge, along with the gain or loss on the hedged asset or liability that is attributable to the hedged risk are recorded in current period earnings. Changes in the fair value of a derivative that is designated as and meets all required criteria for a cash flow hedge are recorded in accumulated other comprehensive income and reclassified into earnings as the underlying hedged item affects earnings. Changes in the fair value of a derivative that is not designated as a hedge are recorded in current period earnings. Although the derivative instruments may not be designated as, and accounted for, as a cash flow hedge, management believes they are effective economic hedges of specified risks.
The hedge accounts are reported at fair value as designated by the broker. The Company has categorized the cash flows related to the hedging activities in the same category as the item being hedged. The Company expects substantially all of hedge position outstanding as of October 31, 2005 to be realized and recognized by October 31, 2006.
Grants
The Company recognizes grant income as other income for reimbursement of expenses incurred upon complying with the conditions of the grant. For reimbursements of capital expenditures, the grants are recognized as a reduction of the basis of the asset upon complying with the conditions of the grant.
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
October 31, 2005 and December 31, 2004
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
3. NOTES PAYABLE TO CITY OF GRANITE FALLS
At October 31, 2005 and December 31, 2004, the Company has $47,800 of notes payable with the City of Granite Falls, Minnesota originally due on January 1, 2004, including interest at 7%. All notes are secured by terms and conditions of the Development Agreement dated February 2, 2001, and subsequently amended, between the City and the Company. The repayment of up to the entire amount may be forgiven subject to the covenants set forth in the Development Agreement.
Under the terms of the Development Agreement, the notes payable can be forgiven at a rate of $5,000 for each job created, up to ten jobs, within six months of the start-up of operations of the facility, provided each job pays a gross annual wage or salary of not less than $24,500.
In addition, upon the completion of financing and organizational startup, $25,000 of the notes payable may be converted to equity with a market value of $25,000 or more. In August 2002, the City Council of Granite Falls approved the conversion of a $25,000 note due from the Company plus accrued interest into fifty membership units. The notes payable are completely forgiven, in their entirety, if the project is abandoned. As of October 31, 2005, the City has not required payment on these notes as the City believes the Company is working towards the conditions of the Development Agreement.
4. MEMBERS’ EQUITY

GRANITE FALLS ENERGY, LLC
(A Development Stage Company)
Notes to Financial Statements
October 31, 2005 and December 31, 2004
As specified in the Company’s operating agreement, the Company initially will have one class of membership units. No member shall transfer all or any portion of an interest without the prior written consent of the Board of Governors.
The Board voted to prepare a new offering and filed a Registration Statement with the United States Securities and Exchange Commission. This Registration Statement offered up to a minimum of 18,000 units ($18,000,000) and a maximum of 30,000 units ($30,000,000) for sale at $1,000 per unit. The minimum purchase was five units. The Registration Statement was declared effective in February 2004.
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
The Company raised the minimum of $18,000,000 through the offering and executed a non-binding debt financing commitment with First National Bank of Omaha for a total credit facility of approximately $37,000,000. On September 24, 2004, the Company released funds from escrow having obtained subscription proceeds in excess of $25,000,000, which was then combined with the $34,000,000 construction loan commitment would yield sufficient funds to construct the estimated cost of the plant. The Company closed the offering effective October 15, 2004 after receiving proceeds of $29,596,000. In addition to the units sold, the Company issued 104 units in October 2004 for consideration other than cash to several individuals and third parties. Of the 104 units, 79 units were for payment of services rendered by consultants, 10 units were for payment of advertising conducted during 2003 and 15 units were to Granite Falls Bank for payment of escrow charges. In April 2005, the Company issued 39 units to two members in exchange for property easements.
5. NOTE PAYABLE TO BANK
On December 16, 2004, the Company entered into a Loan Agreement with First National Bank of Omaha (the “Bank”) for the purpose of funding a portion of the cost of the fuel ethanol plant. Under the Loan Agreement, the Bank has provided a construction loan for approximately $34,000,000, a revolving line of credit of $3,5000,000, and standby letters of credit in an amount up to $1,000,000. The loans are secured by substantially all assets of the Company.

GRANITE FALLS ENERGY, LLC
(A Development Stage Company)
Notes to Financial Statements
October 31, 2005 and December 31, 2004
At October 31, 2005, the balance outstanding under the construction loan was $19,022,186 with interest being charged at 7.43538% per annum. At October 31, 2005, the balance outstanding under the revolving line of credit was $1,090,000 with interest being charged at 7.43538% per annum.
The Loan Agreement included due diligence, negotiation, and commitment fees of $305,000 (paid at the closing of the Loan Agreement) and an annual servicing fee of $30,000 (to be first charged when the construction loan is converted to the term loans). Additionally, the Company will pay the Bank, quarterly, an unused commitment fee equal to 0.375% per annum on the unused portion of (a) the $3,500,000 revolving line of credit, beginning with the initial advance in July 2005 and (b) the $5,000,000 long-term revolving note, which is one of the term loans, beginning March 10, 2006.
Under the construction loan, the Company is to make quarterly interest payments at a variable interest rate equal to one-month LIBOR plus 3.50% until March 10, 2006. The amounts borrowed under the construction loan will mature and convert into three term loans aggregating up to $34,000,000 on March 10, 2006. The maturity date of each term loan will be March 10, 2011 and interest accrues on each term loan at a variable rate based upon one-month or three- month LIBOR plus 3.00-3.50% depending on the particular loan. In addition to regular principal and interest payments on the term loans that start on June 10, 2006, the Company is required to make an additional principal payment to the Bank of 15% of its “excess cash flow” on an annual basis.
The Company is subject to various financial and non-financial loan covenants that include among other items minimum working capital amounts, minimum fixed charge coverage ratios and minimum net worth requirements. The Company is permitted to make distributions once a year (after the Bank’s receipt of a completed annual audit) of between 65% and 70% of net income as long as they are in compliance with these and other loan covenants. After the conversion to the term loans, capital expenditures in excess of $500,000 in a fiscal year require the Bank’s prior approval.
Under the revolving line of credit, the Company is to make monthly interest payments at a variable rate equal to one-month LIBOR plus 3.50%. The revolving line of credit matured on December 15, 2005 and the Company was able to renew the revolving line of credit so that the new maturity date is December 14, 2006.
On January 6, 2005, the Company entered into an interest rate swap agreement with the Bank (as required under the Loan Agreement) in order to change the interest on some of the anticipated borrowings from a variable rate to a fixed rate. Under the interest rate swap, the Company will pay the Bank the quarterly difference between interest charged at a fixed rate of 7.69% and the variable rate of three-month LIBOR plus 3.00% on the “notional” amount of $17,000,000, which was 6.83375% at October 31, 2005.
The “notional” balance under the interest rate swap will match the principal balance of one of the three term loans mentioned above. The interest rate swap became effective on September 10, 2005 and will terminate on March 10, 2011. The balance outstanding on the construction loan was $17,001,233 on the date the interest rate swap became effective.

GRANITE FALLS ENERGY, LLC
(A Development Stage Company)
Notes to Financial Statements
October 31, 2005 and December 31, 2004
As of October 31, 2005, the long- term debt maturities as follows:

Years Ending October 31,
2006	$1,735,143
2007	$2,172,907
2008	$1,366,236
2009	$1,462,781
2010	$1,563,150
Thereafter	$10,721,969

Total	$19,022,186

6. LEASES
On October 3, 2005, the Company signed a lease agreement with Trinity Industries Leasing Company (“Trinity”) for 75 hopper cars to assist us with the transport of distiller’s grains by rail. The lease is for a five-year period once the cars have been delivered and inspected in Granite Falls, MN. Based on final manufacturing and interest costs, the Company will pay Trinity $673 per month plus $0.03 per mile traveled in excess of 36,000 miles per year. As a condition of the lease, the Company provided a stand-by letter of credit for $281,250 (approximately six months of lease payments) and this will be outstanding until the Company has met Trinity’s credit standards, which is expected to occur after the Company has made a full year of payments on a timely-basis.
At October 30, 2005, the Company had the following minimum commitments, which at inception had non-cancelable terms of more than one year:

Years Ending October 31,
2006	$605,700
2007	$605,700
2008	$605,700
2009	$605,700
2010	$605,700

Total minimum lease commitments	$3,028,500

GRANITE FALLS ENERGY, LLC
(A Development Stage Company)
Notes to Financial Statements
October 31, 2005 and December 31, 2004
7. INCOME TAXES
The differences between the financial statement basis and tax basis of assets are based on the following:

	October 31,	December 31,
	2005	2004
Financial statement basis of assets	$54,374,210	$34,712,254
Organization and start-up costs capitalized for tax purposes	1,854,015	1,133,269
Tax depreciation greater than book depreciation	(9,830)	(1,525)

Income tax basis of assets	$56,218,395	$35,843,998

There were no differences between the financial statement basis and tax basis of the Company’s liabilities.
8. COMMITMENTS AND CONTINGENCIES
The Company has revised its estimate of total costs of the project from $57,850,000 to $64,750,000. The Company anticipates funding the development of the fuel ethanol plant by using grants, the proceeds it raised through the offering in 2004 and utilizing debt financing for the remainder of the costs.
Construction Contract for Plant
In August 2004, the Company entered into a contract with Fagen, who is also a member, to design and build the fuel ethanol plant for $45,749,700. Based on the decision to expand the capacity of the plant and other change orders, the Company now expects to pay Fagen approximately $49,170,575.
If the contract was terminated by the Company without cause or Fagen for cause, the Company would have been required to pay Fagen a fee of $1,000,000 as compensation for the limited right to use the work product.
Substantial completion of the entire work shall be achieved no later than 425 calendar days after the date of commencement. If the plant is substantially complete within the 425 days, the Company will pay Fagen an early performance bonus of $8,000 per day for each day that substantial completion is achieved prior to the 425 days after the date of commencement. Based on a start date of December 1, 2004 and a completion date of November 13, 2005, the Company paid Fagen an early completion bonus of $616,000 in December 2005. As of October 31, 2005, the Company had incurred $47,230,531 of the costs (excluding the early completion bonus), of which $4,412,460 is included in payables to construction contractors.
Construction Management and Operations Management Agreement
In August 2004, the Company entered into a Consulting Agreement and an Operating and Management Agreement with GLE, who is also a member. Under the Consulting Agreement, GLE will provide assistance in planning and will direct and monitor the construction of the Company’s fuel ethanol plant. The Company will pay GLE $10,000 plus pre-approved expenses

GRANITE FALLS ENERGY, LLC
(A Development Stage Company)
Notes to Financial Statements
October 31, 2005 and December 31, 2004
per month. The Consulting Agreement terminated upon the effective date of the Operating and Management Agreement under which GLE will operate and manage the Company’s plant, which was mutually determined to be August 8, 2005. The Company will pay GLE $35,000 per month plus 3% of the plant’s operating profits (payable annually) under the Operating and Management Agreement. The initial term of the Operating and Management Agreement is for five years and will automatically renew for successive one-year terms unless terminated 180 days prior to the start of a renewal term.
For the year ended December 31, 2004, the Company incurred $50,000 of costs under the Construction Agreement. For the ten months ended October 31, 2005, the Company incurred $70,000 of costs under the Construction Agreement and $97,097 under the Operating and Management Agreement (of which $70,000 is in accounts payable).
Corn Storage and Grain Handling Agreement
In October 2003, subsequently renegotiated in May 2004, the Company entered into a corn storage and grain handling agreement with a member. Under this agreement, the Company agreed to purchase all of the corn needed for the operation of the plant from the member. The price of the corn purchased will the bid price the member establishes for the plant plus a fee of $0.05 per bushel. As of October 31, 2005, the Company had purchased $16,607 of corn from the member for testing of the grain handling system, which was in accounts payable at that date.
In addition, the member has purchased $605,000 of units per the agreement that required them to execute a subscription agreement for no less than $500,000.
Contract with Ethanol Marketer
In August 2004, the Company entered into an exclusive two-year renewable Ethanol Marketing Agreement with Aventine Renewable Energy, Inc whereby they will purchase from the Company for re-marketing all of the Company’s ethanol production. The agreement begins with the Company’s first shipment of ethanol. In addition, the ethanol marketer has purchased an equity interest in the Company of $500,000.
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

GRANITE FALLS ENERGY, LLC
(A Development Stage Company)
Notes to Financial Statements
October 31, 2005 and December 31, 2004
The agreement shall be month-to-month after the initial term and may be terminated by either party effective after the initial term upon sixty days prior written notice. As of October 31, 2005, the Company has incurred and paid the construction period amount of $15,000.
Rail Construction Contract
On October 31, 2004, the Company executed a rail construction agreement with MGA Railroad Construction, Inc., for the construction of railroad tracks and switches at its plant site. The Company will pay MGA a total of approximately $1,114,000 for its construction activities. Payment is to be made on a monthly basis for work completed subject to a 10% retainage to be paid upon final completion.
Contract for Natural Gas Pipeline to Plant
In December 2004, the Company entered into an agreement with an unrelated company for the construction of and maintenance of 9.5 miles of natural gas pipeline that will serve the plant. The agreement requires the Company have delivery of a minimum of 350,000 DT of natural gas in calendar year 2005 and 1,400,000 DT of natural gas annually through the term of the agreement. The Company will be charged a fee based on the DT of natural gas delivered through the new pipeline.
This agreement will continue in effect until December 31, 2015 at which time it will automatically renew for consecutive terms of 1 year. A twelve month prior written notice is required to be given by either party to terminate this agreement.
9. AGREEMENT WITH GOPHER STATE ETHANOL, LLC
On May 3, 2005, the Company entered into an agreement with Gopher State Ethanol, LLC (“Gopher State”) for the purpose of participating in the Minnesota ethanol producer incentive payments that Gopher State is entitled to receive. Under the agreement, Gopher State would operate the Company’s fuel ethanol plant as a wholly-owned subsidiary. The agreement is conditional upon the Bankruptcy Court’s approval of a plan of reorganization for Gopher State that includes the agreement between Gopher State and the Company. The plan or reorganization was approved by the Bankruptcy Court in December 2005. Even with an approved plan of reorganization, there is no assurance and the Company has no guarantee that the state of Minnesota will agree to pay the ethanol producer incentive payments to Gopher State based upon its operation and production of ethanol at the Company’s facility. Communications with the Minnesota Department of Agriculture indicate that is does not consider the Company’s arrangement with Gopher State to be within the intent of the Minnesota legislature. Additionally, on June 30, 2005, the Minnesota legislature passed a law prohibiting an ethanol producer from transferring its eligibility for payments to a plant at a different location. Accordingly, it is likely that the Company and Gopher State will be required to commence legal

GRANITE FALLS ENERGY, LLC
(A Development Stage Company)
Notes to Financial Statements
October 31, 2005 and December 31, 2004
proceedings against the state of Minnesota and obtain a favorable court order before Gopher State will receive any ethanol producer incentive payments.
The Company may choose not to commence legal proceedings or the legal proceedings may not be successful in obtaining a portion or the full amount of ethanol producer incentive payments to which Gopher State is entitled to receive. In addition, the Company expects to incur legal costs and other expenses in connection with any legal proceedings to enforce Gopher State’s rights to the ethanol incentive payments. If the legal proceedings are ultimately successful, the Company may not be able to offset these legal costs and other expenses against any ethanol producer incentive payments.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
     None.
Item 8A. CONTROLS AND PROCEDURES.
     Our management, including our Chief Executive Officer and General Manager (the principal executive officer), Thomas Branhan, along with our Chief Financial Officer (the principal financial officer), Michael Nealon, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of October 31, 2005. Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
     Our management, including our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of October 31, 2005 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
Item 8B. OTHER INFORMATION.
     None.
PART III.
ITEM 9. DIRECTORS; EXECUTIVE OFFICERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
     The information required by this Item is incorporated by reference to the definitive proxy statement for our 2006 Annual Meeting of Members to be filed with the Securities and Exchange Commission within 120 days after the end of our 2005 fiscal year. This proxy statement is referred to in this report as the 2006 Proxy Statement.
ITEM 10. EXECUTIVE COMPENSATION
     The information required by this Item is incorporated by reference to the 2006 Proxy Statement.
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MEMBER MATTERS
     The information required by this Item is incorporated by reference to the 2006 Proxy Statement.
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     The information required by this Item is incorporated by reference to the 2006 Proxy Statement.

ITEM 13. EXHIBITS
     The following exhibits are filed as part of, or are incorporated by reference into, this report:

Exhibit		Method of
No.	Description	Filing

3.1	Articles of Organization	1

3.2	Form of Fifth Amended and Restated Operating and Member Control Agreement	2

4.1	Form of membership unit certificate	1

4.2	Form of Escrow Agreement	3

10.2	Grain Procurement Agreement with Farmers Cooperative Elevator Company	7

10.4	Operating and Management Agreement with Glacial Lakes Energy, LLC	7

10.5	Consulting Agreement with Glacial Lakes Energy, LLC	7

10.10	Design Build Agreement dated August 31, 2004 with Fagen, Inc.	8

10.11	Ethanol Marketing Agreement dated August 31, 2004 with Aventine Renewable Energy, Inc.+	8

10.12	Rail Construction Agreement with MGA Railroad Construction, Inc. dated October 30, 2004	7

10.13	Electric Service Agreement dated August, 2004 with Minnesota Valley Cooperative Light and Power	8

10.14	Loan Agreement with First National Bank of Omaha	8

10.15	Distiller’s Grain Marketing Agreement with Commodity Specialists Company	8

10.16	Trinity Rail Proposal for Rail Cars	8

10.17	Job Opportunity Building Zone Business Subsidy Agreement	8

14.1	Code of Ethics	6

31.1	Certificate pursuant to 17 CFR 240 15d-14(a)	*

31.2	Certificate pursuant to 17 CFR 240 15d-14(a)	*

32.1	Certificate pursuant to 18 U.S.C. Section 135	*

32.2	Certificate pursuant to 18 U.S.C. Section 135	*

(1)	Incorporated by reference to the exhibit of the same number on our Registration Statement on Form SB-2, No. 333-99065, originally filed on August 30, 2002.

(2)	Incorporated by reference as Appendix A to our Post Effective Amendment No. 1 filed July 21, 2004 to our Registration Statement on Form SB-2, No. 333-112567, originally filed on February 6, 2004.

(3)	Incorporated by reference to the exhibit of the same number in Pre-Effective Amendment No. 1 filed on February 12, 2004 to our Registration Statement on Form SB-2, No. 333-112567, originally filed on February 6, 2004.

(4)	Incorporated by reference to the exhibit of the same number in Post-Effective Amendment No. 2 filed July 29, 2004 to our Registration Statement on Form SB-2, No. 333-12567, originally filed on February 6, 2004.

(5)	Incorporated by reference to the exhibit of the same number in Post-Effective Amendment No. 3 filed on August 23, 2004 to our Registration Statement on Form SB-2, No. 333-12567, originally filed on February 6, 2004.

(6)	Incorporated by reference to the exhibit of the same number in our 10-KSB for the period ended December 31, 2003.

(7)	Incorporated by reference to the exhibit of the same number in our 10-QSB for the period ended September 30, 2004.

(8)	Incorporated by reference to the exhibit of the same number in our 10-KSB for the period ended December 31, 2004.

(*)	Filed herewith.

(+)	Material has been omitted pursuant to a request for confidential treatment and such materials have been filed separately with the Securities and Exchange Commission.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The information required by this Item is incorporated by reference to the 2006 Proxy Statement.
SIGNATURES
     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRANITE FALLS ENERGY, LLC

Date:	February 14, 2006	/s/ Thomas E. Branhan

Thomas E. Branhan
Chief Executive Officer and General Manager
(Principal Executive Officer)

Date:	February 14, 2006	/s/ Michael Nealon

Michael Nealon
Chief Financial Officer (Principal Financial and Accounting Officer)

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 14, 2006	/s/ Thomas Branhan

Thomas Branhan
Chief Executive Officer and General Manager
(Principal Executive Officer)

Date:	February 14, 2006	/s/ Michael Nealon

Michael Nealon
Chief Financial Officer (Principal Financial
and Accounting Officer)

Date:	February 14, 2006	/s/ Paul Enstad

Paul Enstad
Governor and Chairman of the Board

Date:	February 14, 2006	/s/ Terry Little

Terry Little
Governor and Vice Chairman of the Board

Date:	February 14, 2006	/s/ Scott Dubbelde

Scott Dubbelde
Governor

Date:	February 14, 2006	/s/ Julie Oftedahl-Volstad

Julie Oftedahl-Volstad
Governor

Date:	February 14, 2006	/s/ Doyle Thompson

Doyle Thompson
Governor

Date:	February 14, 2006	/s/ Shannon Johnson

Shannon Johnson
Governor

Date:	February 14, 2006	/s/ Steven H. Core

Steven H. Core
Governor