Form 10KSB/A
period 2005-10-31
GRANITE FALLS COMMUNITY ETHANOL PLANT LLC
filed 2006-03-08
CIK 1181749

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

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
Membership Units
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
State issuer’s revenues for its most recent fiscal year. None
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)__________
As of January 31, 2006, the aggregate market value of the membership units held by non-affiliates (computed by reference to the most recent offering price of such membership units) was $31,156,000.
As of January 31, 2006, there were 31,156 membership units outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.
Transitional Small Business Disclosure Format (Check one): ☐ Yes ☑ No

EXPLANATORY NOTE
This Annual Report on Form 10-KSB/A is being filed by Granite Falls Energy, LLC (“we,” “us,” the “Company” or “Granite Falls Energy”) to amend the Company’s Annual Report on Form 10-KSB for the period ended October 31, 2005 that was initially filed with the Securities and Exchange Commission (the “SEC”) on February 15, 2006 (the “Original Report”).
This Form 10-KSB/A amends only the cover page and Items 9, 10, 11, 12 and 14 of Part III of the Original Report (the “Amended Items”). In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Amended Items have been amended and restated in their entirety. No attempt has been made in this Form 10-KSB/A to modify or update other disclosures as presented in the Original Report. In addition, the exhibit list in Item 13 of Part III has not been updated except that currently-dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Rule 12b-15 under the Exchange Act, are filed with this Form 10-KSB/A as Exhibits 31 and 32.
Except as described above, no other changes have been made to the Original Filing. This Form 10-KSB/A does not amend or update any other information set forth in the Original Filing, and the Company has not updated disclosures contained therein to reflect any events that occurred at a date subsequent to the filing of the Original Filing. This Form 10-KSB/A is effective for all purposes as of the date of the filing of the Original Filing.
PART III.
ITEM 9. DIRECTORS; EXECUTIVE OFFICERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
     Four (4) elected and three (3) appointed Governors comprise the Board of Governors. The four elected Governor positions are currently divided into three classes, Class I, II and III. The Class I, II and III At-Large Governors will serve until the annual meeting of members in 2005, 2006 and 2007, respectively. At each annual meeting, our members will elect the At-Large Governors of the class up for election for a three year term. Class I governors elected at our 2005 annual meeting serve a three (3) year term. Class II governors up for election at the 2006 annual meeting will be elected to a three (3) year term. Class III governors up for election at our 2007 annual meeting will be elected to a three (3) year term.
Our current executive officers and governors are as follows:

Name	Position	Class
Paul Enstad	Governor and Chairman of the Board	III
Terry Little	Governor and Vice Chairman of the Board	—
Doyle Thompson	Governor	—
Steven H. Core	Governor	—
Julie Oftedahl-Volstad	Governor, Secretary and Treasurer	III
Scott Dubblede	Governor	II
Shannon Johnson	Governor	I
Myron Peterson	At-Large Alternate	—
Terry Mudgett	GLE Alternate	—
Thomas Branhan	Chief Executive Officer and General Manager	—
Michael Nealon	Chief Financial Officer, Director of Finance and Controller	—
Stacie Schuler	Chief Financial Officer and Controller
The following is a brief description of the business experience and background of the above individuals.
     Paul Enstad — Age 46. Mr. Enstad has been farming near Granite Falls, Minnesota since 1978. He and his two brothers currently farm together as a partnership and raise corn and soybeans. He serves on the board of directors of the Farmers Cooperative Elevator Company, a member of us. In such capacity, he attends board meetings of the Farmers Cooperative Elevator Company and otherwise provides periodic, informal business advice. The Farmers Cooperative Elevator Company purchases agricultural products from its members and stores them for resale to food processors and sells agricultural goods and services to its members utilizing group buying leverage to obtain discounts not otherwise generally available to individual cooperative members.
     Terry Little — Age 46. Mr. Little has been farming in Watertown, South Dakota since 1984. He and his brother currently farm together as a partnership and raise livestock and grain. He serves on the Board of Managers of GLE, our member. After growing up on a farm near Watertown, Mr. Little attended South Dakota State University and Iowa State University and received a degree in Veterinary Medicine. After a brief career in veterinary medicine, Mr. Little returned to the family farm and his current farming operation.
     Doyle Thompson — Age 52. Mr. Thompson has been farming grain in Gary, South Dakota since 1975 until present. He also serves on the Board of Managers of GLE, our member. Mr. Thompson graduated from Gary High School and attended Canby Vo-Tech in Production Agriculture. Mr. Thompson also serves on the H-D Electric Board of Directors.
     Steven H. Core — Age 56. Mr. Core became a governor in November 2002. He was our Vice President of Operations from November 2002 to October 2004. He worked for us on a part-time, unpaid basis. Mr. Core has over 30 years of agricultural business management experience. Since January 2002, Mr. Core has served as a contract employee to Fagen. on new ethanol plant construction. Between 1994 and 2002, he served as General Manager of Corn Plus, a Winnebago, Minnesota ethanol producer. During his tenure, he supervised a staff of 34 employees that produced 44.0 million gallons of ethanol annually. Between 1983 and 1994, he served in various management capacities (most recently as Agronomy, Credit and New Ventures Manager) with Grain Land Coop., a $90 million Delavan, Minnesota agricultural cooperative with six locations. Mr. Core is also a member of the Board of Directors of the Renewable Fuels Association and is a member of the Minnesota Ethanol Coalition and the Corn Growers Association. He received his Associates of Applied Sciences in Agricultural Business degree in 1970 from Eastern Iowa Community College.
     Julie Oftedahl-Volstad — Age 51. Ms. Oftedahl-Volstad has been farming along the Yellow Medicine River near Hanley Falls, Minnesota since 1978 on a farm homesteaded in 1873 by her great-greatgrandfather. She farms in partnership with her three brothers and parents, principally growing corn and soybeans. She has a degree in Sociology from Southwest State University. She is an active member of Yellow Medicine Lutheran Church and has served on the church council in the past. She is also on the board of Neighbors United Resource Center, a support organization.
     Scott Dubbelde — Age 44. For the past 14 years, Mr. Dubbelde has been the General Manager of the Farmers Cooperative Elevator Company, a member of us. He has over 17 years of experience in the grain elevator business. In his capacity as General Manager of the Elevator, he is responsible for all day-to-day business operations and has both financial and operational responsibility for the Elevator. The Elevator is the exclusive grain supplier for our ethanol plant, see “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.” Mr. Dubbelde is also currently serving on the Minnesota Grain and Feed Association Board of Directors.
     Shannon Johnson — Age 44. Mr. Johnson has been farming in eastern Yellow Medicine County since 1976. He produces corn, soybeans and sugar beets on 1,000 acres. He is co-owner and secretary of a swine farrow to finish partnership and currently serves as the Hazel Run Township clerk. He formerly served on the Hazel Run Lutheran Church council. He is a Yellow Medicine County Corn board member and a Soybean Growers member.
     Myron D. Peterson — Age 61. Mr. Peterson was designates by our At-Large Governors as our At-Large Alternate generally to act in the absence of an At-Large Governor. He was a former governor of the Company prior to the closing of the Offering. He farms with his four brothers and their families in a family farm partnership established in 1972, growing about 3,300 acres of corn and soybeans in western Renville County. Mr. Peterson served seven years as a director of the Minnesota Corn Growers Association Board. In 2003, he became a director of the Minnesota Corn Research and Production Council. He has been a supervisor for Hawk Creek Township for the past 27 years and County Township Secretary-Treasurer for Renville County for 24 years. Mr. Peterson is a member of Our Saviors Lutheran Church in Sacred Heart, Minnesota.

     Terry Mudgett — Age 53. Mr. Mudgett was designated by GLE as our alternate governor to act in the absence of any GLE designated governor. He also serves on the Board of Managers of GLE. He has been a farmer for the past 26 years in Clark County, South Dakota and currently has a grain operation and cattle feed and cow/calf operation. He has also been involved as a seed salesman for the past several years.
     Thomas Branhan — Age 61. Mr. Branhan has been serving as GLE’s Chief Executive Officer and General Manager since December 2001. Mr. Branhan will continue to serve as GLE’s Chief Executive Officer and General Manager while also serving as our Chief Executive Officer and General Manager. From December 1997 to November 2001 Mr. Branhan managed a 40 million pound per year acrylic chemical plant in Southern California. Mr. Branhan received his mechanical engineering degree from the University of Cincinnati.
     Michael Nealon — Age 44. Mr. Nealon has been serving as GLE’s Chief Financial Officer; Controller from May 2002 to November 2005, and Director of Finance since November 2005. He will continue to serve in these positions while also serving as our Chief Financial Officer. From July 1999 to January 2002, Mr. Nealon worked for BankFirst, a credit card issuer, in Sioux Falls, South Dakota as Director of Finance. Prior thereto, Mr. Nealon spent 15 years in public accounting as a controller for publicly held companies and as an accountant for Deloitte & Touche. Mr. Nealon received a degree in Business Administration from Creighton University in Omaha, Nebraska. Mr. Nealon is a certified public accountant.
     Stacie Schuler — Age 33. Ms. Schuler joined the Company in summer 2005 as Controller, and commenced her duties as Chief Financial Officer for Granite Falls Energy in February 2006. Ms. Schuler worked for Cargill, Incorporated from August 1997 to July 2005. Ms. Schuler received her accounting degree thru Southwestern Technical College in Granite Falls, Minnesota and Southwest State University in Marshall, Minnesota.
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
Identification of Audit Committee
     The audit committee of the Board of Governors operates under a charter adopted by the Board of Governors in Fall 2005. Under the charter, the audit committee must have at least three members. The Board of Governors comprises the Company’s audit committee. The chairperson of the audit committee is Paul Enstad.
     The audit committee is exempt from the independence listing standards because the Company’s securities are not listed on a national securities exchange or listed in an automated inter-dealer quotation system of a national securities association or to issuers of such securities. Nevertheless, a majority of our audit committee is independent within the definition of independence provided by NASDAQ rules 4200 and 4350. The Board of Governors has determined that we do not currently have an audit committee financial expert serving on our audit committee. We do not have an audit committee financial expert serving on our audit committee because no member of our Board of Governors has the requisite experience and education to qualify as an audit committee financial expert as defined in Item 401 of Regulation S-B, however, the Board of Governors intends to consider such qualifications in future nominations to our Board of Governors and appointments to the audit committee.
Nominating Committee
     The entire Board of Governors serves as the Company’s nominating committee. The nominating committee met once during the fiscal year ended October 31, 2005.

ITEM 10. EXECUTIVE COMPENSATION
     In October 2004, our Board of Governors approved a governor compensation policy. The policy provides for payment to governors of a monthly fee based on attendance at the regular monthly board meeting. The fees we pay to our governors are as follows: $600.00 per month to the Chairman, $600.00 per month to our governor who is also our corporate secretary and $500.00 per month to the other governors and alternates. We will also pay for mileage to and from the meeting at the standard mileage rate established from time to time by the IRS. We will not pay the fee if the governor does not attend the monthly meeting. We do not pay governors for attendance at committee meetings.
     The following table set forth all compensation paid or payable by the Company during the last three fiscal years to our Chairman. We do not pay compensation directly to our executive officers. Our executive officers are compensated by GLE. We pay GLE a monthly management fee of $35,000 plus 3% of the Company’s net operating profits on an annual basis.

Name and
Principal	Annual Compensation
Position	Year	Salary	Bonus
Paul Enstad, Chairman	Fiscal Year 2005	7,800.00	0
	Fiscal Year 2004	0	0
	Fiscal Year 2003	0	0
     We did not have any compensatory security option plan for our executive officers and governors in place as of October 31, 2005. Further, as of October 31, 2005, none of our governors or officers had any options, warrants, or other similar rights to purchase securities of the Company.
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MEMBER MATTERS
     As of February 1, 2006, the following beneficial owners owned or held 5% or more of our outstanding membership units:

	Name and Address of	Amount and Nature of
Title of Class	Beneficial Owner	Beneficial Ownership	Percent of Class
Membership Units	Glacial Lakes Energy, LLC 301 20th Avenue SE Watertown, SD 57201	6,500 Membership Units	20.90%
Membership Units	Fagen, Inc. 501 W. Highway 212 P.O. Box 159 Granite Falls, MN 56241	1,925 Membership Units	6.20%
SECURITY OWNERSHIP OF MANAGEMENT
As of February 1, 2006, members of our Board of Governors and executive officers own membership units as follows:

	Name of Beneficial	Amount and Nature of
Title of Class	Owner[1]	Beneficial Ownership	Percent of Class
Membership Units	Paul Enstad[2] [3]	770 Units	2.50%

Membership Units	Scott Dubbelde[3]	667 Units	2.10%

Membership Units	Steven H. Core	20 Units	*

Membership Units	Julie Oftedahl-Volstad	50 Units	*

Membership Units	Shannon Johnson	100 Units	*

Membership Units	Myron Peterson[4]	60 Units	*

Membership Units	All governors2 3 4	1667 Units	5.40%

TOTAL :			9.9%

*	Less than 1%

(1)	The address of each individual is in care of us at 15045 Highway 23 S.E., Granite Falls, Minnesota 56241-0216.

(2)	Includes 20 units purchased by the Enstad Brothers partnership.

(3)	Includes 650 units purchased by the Farmers Cooperative Elevator Company, of which Mr. Dubbelde is general manager and Mr. Enstad is a director.

(4)	Includes 25 units purchased by Peterson Partners.
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     No family relationships exist between any of the directors of the board, officers, or key employees of the Company. We consider all of our governors other than Messrs. Little and Thompson, Fagen, GLE, the City of Granite Falls and the Farmers Cooperative Elevator Company to be our founders and promoters. One of our former governors, Steve Lindholm, is also one of our founders and may be considered a promoter. Over the past five years we have engaged in a number of transactions with our promoters. We have engaged in the past two years, or plan to engage, in the following transactions involving our governors, officers or 5% unit holders and their affiliates:
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
     Between March and July 2002, we conducted a private placement of units at $500 per unit. Messrs. Dubbelde and Johnson each purchased 10 units, the Farmers Cooperative Elevator Company, Mr. Core and the Enstad Brothers Partnership (of which Mr. Enstad is a partner) each purchased 20 units and Fagen purchased 120 units, in the private placement on the same terms as other purchasers. Mr. Core became one of our governors and our former Vice President of Operations in November 2002 and is an employee of Fagen.
     On August 31, 2004, Glacial Lakes Energy, LLC and Fagen, Inc. converted bridge loans in the amount of $6,500,000 and $2,500,000, respectively, into 6,500 and 2,500 units in the registered offering at $1,000 per unit, respectively.
     Banking and Loan Transactions. In September 2003, Fagen and the Farmers Cooperative Elevator Company guaranteed and collateralized a $200,000 line of credit at Granite Falls Bank to provide us with working capital after we depleted the funds raised in our 2002 private placement. The line of credit bore interest at 5.75% per annum on the outstanding balance, which was $149,000 on December 31, 2003. The outstanding balance was due on January 15, 2004 and was extended until June 1, 2004. On February 19, 2004, we borrowed an additional $100,000 with interest at 5.75% from Granite Falls Bank pursuant to a promissory note due on October 31, 2004. We repaid the line of credit, and thereby retired the guarantors’ obligations, out of the net proceeds of the Offering.
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
     Construction Management and Operations Management Agreement. In August 2004, we entered into a Consulting Agreement and an Operating and Management Agreement with GLE, who is also a member. Under the Consulting Agreement, GLE provided assistance in planning and directed and monitored the construction of our fuel ethanol plant. We paid GLE $10,000 plus pre-approved expenses per month for these services. The Consulting Agreement terminated upon the effective date of the Operating and Management Agreement under which GLE will operate and manage our ethanol plant, which was mutually determined to be August 8, 2005. We pay GLE $35,000 per month plus 3% of the plant’s operating profits (payable annually) under the Operating and Management Agreement. The initial term of the Operating and Management Agreement is for five years and will automatically renew for successive one-year terms unless terminated 180 days prior to the start of a renewal term. For the year ended December 31, 2004, we incurred $50,000 of costs under the Construction Agreement. For the ten month fiscal year ended October 31, 2005, we incurred $70,000 of costs under the Construction Agreement and $97,097 under the Operating and Management Agreement (of which $70,000 is in accounts payable).
     Corn Storage and Grain Handling Agreement. In October 2003, subsequently renegotiated in May 2004, we entered into a corn storage and grain handling agreement with Farmers Cooperative Elevator Company which is a member. We purchase our entire requirements for corn from the Elevator. The Elevator purchased 605 units in the Offering and owns a total of 650 units. The price of the corn purchased will be the bid price the member establishes for the plant plus a fee of $0.05 per bushel. As of October 31, 2005, we had purchased $16,607 of corn from the Elevator for testing of the grain handling system, which was in accounts payable at that date.
     Two of our governors, Mr. Dubbelde and Mr. Enstad are involved with Farmers Cooperative Elevator Company. Mr. Dubbelde is the general manager, and Mr. Enstad is a director, of the Farmers Cooperative Elevator Company. Although Messrs. Enstad and Dubbelde will not participate as governors in our decisions regarding the Farmers Cooperative Elevator Company, Mr. Dubbelde will negotiate with us on behalf of the Farmers Cooperative

Elevator Company. All of this presents a potential conflict of interest for Messrs. Enstad and Dubbelde when advising us regarding contracts and agreements that we plan to enter into with the Elevator.
     Construction Transactions. In August 2004, we signed our design-build agreement with Fagen to build our ethanol plant. Fagen is a member of us and one of our Governors, Mr. Core, is an employee of Fagen. Although Mr. Core will not participate as a governor in our decisions regarding Fagen, his position as a Fagen employee presents a potential conflict of interest when advising us regarding contracts and agreements that we have entered into or will enter into with Fagen. Based on the decision to expand the capacity of the plant and other change orders, we expected, as of our fiscal year end on October 31, 2005, to pay Fagen approximately $49,170,575. Based on a start date of December 1, 2004 and a completion date of November 13, 2005, we paid Fagen an early completion bonus of $616,000 in December 2005. As of October 31, 2005, we had incurred $47,230,531 of construction costs (excluding the early completion bonus), of which $4,412,460 is included in payables to construction contractors.
ITEM 13. EXHIBITS
     The following exhibits are filed as part of, or are incorporated by reference into, this report:

Exhibit		Method of
No.	Description	Filing
31.1	Certificate pursuant to 17 CFR 240 15d-14(a)	*

31.2	Certificate pursuant to 17 CFR 240 15d-14(a)	*

32.1	Certificate pursuant to 18 U.S.C. Section 135	*

32.2	Certificate pursuant to 18 U.S.C. Section 135	*

(*)	Filed herewith.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The aggregate fees billed by the principal independent registered public accountants (Boulay, Heutmaker, Zibell & Co. P.L.L.P.) to the Company for the ten month fiscal year ended October 31, 2005, and the fiscal year ended December 31, 2004 are as follows:

Category	Year	Fees
Audit Fees	2005	$59,000
	2004	$71,000
All Other Fees	2005	$0
	2004	$0
     Prior to engagement of the principal independent registered public accountants to perform audit services for the Company, the principal accountant was pre-approved by our Audit Committee pursuant to Company policy requiring such approval.
     100% of all audit services, audit-related services and tax-related services were pre-approved by our Audit Committee.

SIGNATURES
     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRANITE FALLS ENERGY, LLC

Date: March 7, 2006	/s/ Thomas E. Branhan

Thomas E. Branhan
Chief Executive Officer and General Manager
(Principal Executive Officer)

Date: March 7, 2006	/s/ Michael Nealon

Michael Nealon
Chief Financial Officer (Principal Financial and
Accounting Officer)
     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 7, 2006	/s/ Thomas Branhan

Thomas Branhan
Chief Executive Officer and General Manager
(Principal Executive Officer)

Date: March 7, 2006	/s/ Michael Nealon

Michael Nealon
Chief Financial Officer (Principal Financial and
Accounting Officer)

Date: March 7, 2006	/s/ Paul Enstad

Paul Enstad
Governor and Chairman of the Board

Date: March 7, 2006	/s/ Terry Little

Terry Little
Governor and Vice Chairman of the Board

Date: March 7, 2006	/s/ Scott Dubbelde

Scott Dubbelde
Governor

Date: March 7, 2006	/s/ Shannon Johnson

Shannon Johnson
Governor