Form 10QSB
period 2006-01-31
Granite Falls Energy, LLC
filed 2006-03-17
CIK 1181749

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal quarter ended January 31, 2006.
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
                    ☐  Yes          ☑   No
State the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date: As of January 31, 2006, there were 31,156 units outstanding.
Transitional Small Business Disclosure Format (Check one):      ☐   Yes     ☑  No

INDEX

PART I — FINANCIAL INFORMATION
Item 1. Financial Information.
GRANITE FALLS ENERGY, LLC
Condensed Balance Sheet

January 31,
2006

(unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$325,759
Accounts receivable — trade	3,913,125
Accounts receivable — government programs	224,034
Inventory	4,030,933
Derivative instruments	1,582,818
Prepaid expenses and other current assets	999,211

Total Current Assets	11,075,880

Property and Equipment
Land and improvements	2,231,838
Railroad improvements	1,600,025
Process equipment and tanks	52,287,444
Administration building	225,205
Office equipment	124,517
Rolling stock	495,999

56,965,028
Less accumulated depreciation	1,200,757

Net Property and Equipment	55,764,271

Other Assets
Deferred financing costs, net	480,949

Total Other Assets	480,949

Total Assets	$67,321,100

January 31,
2006

(unaudited)
LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities
Revolving line of credit	$2,782,387
Current portion of Long-Term Debt	1,652,683
Accounts payable	677,660
Corn payable to FCE	542,695
Payable to construction contractors	288,726
Accrued liabilities	344,096
Notes payable-City of Granite Falls	47,800

Total Current Liabilities	6,336,047

Long-Term Debt, less current portion	31,741,649

Commitments and Contingencies

Members’ Equity
Member contributions, net of costs related to capital contributions, 31,156 units outstanding at January 31, 2006 and October 31, 2005, respectively	30,202,978
Retained earnings	(959,574)

Total Members’ Equity	29,243,404

Total Liabilities and Members’ Equity	$67,321,100

Notes to Condensed Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC
Condensed Statement of Operations

	Three Months	Three Months
	Ended	Ended
	January 31,	March 31,
	2006	2005

	(Unaudited)	(Unaudited)
Revenues	$13,970,163	$—

Cost of Goods Sold	11,730,339	—

Gross Profit	2,239,824	—

Operating Expenses	440,495	(143,172)

Operating Income (Loss)	1,799,329	(143,172)

Other Income (Expense):
Interest income	2,427	81,173
Interest expense	(595,300)	(1,082)
Government Programs and other income	224,478	—

Total Other Income (Expense), net	(368,395)	80,091

Net Income (Loss)	$1,430,934	$(63,081)

Weighted Average Units Outstanding	31,156	31,117

Net Income (Loss) Per Unit	$45.93	$(2.03)

Notes to Condensed Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC
Condensed Statement of Cash Flows

	Three Months	Three Months
	Ended	Ended
	January 31,	March 31,
	2006	2005

	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net income (loss)	$1,430,934	$(63,081)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Depreciation and amortization	1,193,575	311
Unrealized loss on derivative instruments	(758,889)	—
Changes in assets and liabilities:
Receivables	(4,137,159)
Inventory	(4,014,327)	—
Derivative instruments	75,427	—
Prepaid expenses	(894,155)	13,936
Interest receivable	—	7,277
Accounts payable	350,756	20,067
Accrued liabilities	174,279	1,082

Net Cash Used in Operating Activities	(6,579,559)	(20,408)

Cash Flows from Investing Activities:
Capital expenditures	(432,507)	(575)
Land	—	(285)
Payments to construction contractors	(4,992,862)	—
Construction in process	(3,729,376)	(10,523,615)

Net Cash Used in Investing Activities	(9,154,745)	(10,524,475)

Cash Flows from Financing Activities:
Net proceeds on construction loan	14,372,146	—
Net proceeds on revolving line of credit	1,692,387	—
Payments for deferred financing costs	(9,000)	(306,998)

Net Cash Provided by (Used in) Financing Activities	16,055,533	(306,998)

Net Increase (Decrease) in Cash and Cash Equivalents	321,229	(10,851,881)

Cash and Cash Equivalents — Beginning of Period	4,530	21,157,557

Cash and Cash Equivalents — End of Period	$325,759	$10,305,676

- Continued -
Notes to Condensed Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC
Condensed Statement of Cash Flows (continued)

	Three Months	Three Months
	Ended	Ended
	January 31,	March 31,
	2006	2005

	(Unaudited)	(Unaudited)
Supplemental Cash Flow Information

Cash paid during the period for:
Interest expense	$410,320	$17,251

Capitalized interest	$54,141	$—

Supplemental Disclosure of Noncash Investing, Operating and Financing Activities

Construction costs in construction payable	$288,726	$5,991,008

Deferred financing costs in accounts payable	$—	$4,703

Notes to Condensed Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC
Notes to Condensed Financial Statements (Unaudited)
January 31, 2006
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited condensed financial statements of Granite Falls Energy, LLC (the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements for the year ended October 31, 2005, contained in the Company’s annual report on Form 10-KSB for 2005.
In the opinion of management, the interim condensed financial statements reflect all adjustments considered necessary for fair presentation. The adjustments made to these statements consist only of normal recurring adjustments.
Nature of Business
Granite Falls Energy LLC was originally organized to fund and construct a 40 million gallon per year ethanol plant on its location near Granite Falls, Minnesota with distribution of its ethanol and distillers grains to upper Midwest states. The Board of Governors of the Company subsequently revised the business plan to increase the plant size to be capable of producing up to 50 million gallons of ethanol per year. The Company’s operations permit presently allows for the production of up to 47 million gallons of ethanol per year and will have to be amended in the event the Company desires to produce up to its capacity. The Company is currently in the process of amending this permit to produce up to the plant’s capacity. In addition, the Company produces and sells distillers dried grains as a co-product of fuel ethanol production. Construction of the plant began in the third quarter of 2004. During the remainder of 2004 and through mid-November 2005, the Company was in the development stage with its efforts being principally devoted to organizational and construction activities. The Company began its operations through the start-up of the plant on November 13, 2005.
Fiscal Reporting Periods
The Company originally adopted a fiscal year ending December 31 for reporting financial operations. On April 28, 2005, members holding a majority of the Company’s outstanding limited liability company membership units voted to approve a change in the Company’s fiscal year from January 1 through December 31 to November 1 through October 31, effective as of April 28, 2005. In July 2005, the Company received approval from the Internal Revenue Service to change the fiscal year for Federal income tax purposes. Thus, the fiscal year ended on October 31, 2005. During the fiscal year that will end on October 31, 2006, we will present information from the previous fiscal year for the fiscal quarters that closest match our current fiscal quarters. For the three months ended January 31, 2006 (first quarter of FY 2006), the comparable information presented will be for the three months ended March 31, 2005 (first quarter of FY 2005). The Company has chosen not to recast the balances as of January 31, 2005 as it was not practicable or cost-justified.
Accounting Estimates
Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from those estimates.
Revenue Recognition
Revenue from the sale of ethanol and distillers grains is recorded when title transfers to the customer, which occurs when the product is loaded into the railcar or truck. Interest income is recognized as earned. Amounts received under incentive programs from the United States Department of Agriculture and the state of Minnesota are recognized as revenue based on the terms of the agreements (based on production of ethanol).

GRANITE FALLS ENERGY, LLC
Notes to Condensed Financial Statements (Unaudited)
January 31, 2006
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
Accounts Receivable
Credit terms are extended to customers in the normal course of business. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral.
Accounts receivable are recorded at their estimated net realizable value. The Company follows a policy of providing an allowance for doubtful accounts; however, based on historical experience, and its evaluation of the current status of receivables, the Company is of the belief that such accounts will be collectible in all material respects and thus an allowance is not necessary. Accounts are considered past due if payment is not made on a timely basis in accordance with the Company’s credit terms. Accounts considered uncollectible are written off.
Inventory
Inventory consists of raw materials, work in process, and finished goods. Corn is the primary raw material and, along with raw materials, is stated at the lower of average cost or market. Finished goods consist of ethanol produced and a co-product from ethanol production, DDGS, and are stated at the lower of first-in, first-out, (FIFO method) cost or market.
Deferred Financing Costs
Costs related to the Company’s debt financing have been capitalized as incurred. Upon the commencement of operations in November 2005, the Company began to amortize the debt issuance costs using the effective interest rate method.
Property and Equipment
Property and equipment are stated at the lower of cost or estimated fair value. Depreciation is computed over estimated useful lives by use of the straight-line method. Maintenance and repairs are expensed as incurred; major improvements and betterments are capitalized. Interest was capitalized during the construction period.
Fair Value of Financial Instruments
The fair value of the Company’s cash and hedge instruments approximates their carrying value. It is not currently practicable to estimate the fair value of the notes payable nor our long-term debt since these agreements contain unique terms, conditions, and restrictions (as discussed in Notes 3 and 4), which were negotiated at arm’s length. As such, there are no readily determinable similar instruments on which to base an estimate of fair value of each item.
Derivative Instruments
As of January 31, 2006, the Company has entered into derivative instruments to hedge (a) 4,000,000 bushels of its future corn purchases through November 2006, (b) 1,344,000 gallons of its future fuel ethanol sales through December 2006 and (c) 570,000 mmBTU of its future natural gas purchases through March 2007 to the extent considered necessary for minimizing risk from future market price fluctuations. The Company has used various option contracts as vehicles for these hedges.

GRANITE FALLS ENERGY, LLC
Notes to Condensed Financial Statements (Unaudited)
January 31, 2006
At January 31, 2006, the Company had recorded an asset for these derivative instruments discussed above of $1,582,818. None of the positions open at January 31, 2006 are designated as fair value or cash flow hedges. Although the derivative instruments may not be designated as, and accounted for, as a fair value or cash flow hedge, management believes they are effective hedges of specified risks. The Company has recorded a loss of $290,090 in revenues related to its ethanol related derivative instruments for the three months ended January 31, 2006. The Company has recorded a loss of $1,101,448 in cost of goods sold related to its corn and natural gas related derivative instruments for the three months ended January 31, 2006.
The hedge accounts are reported at fair value as designated by the broker. The Company has categorized the cash flows related to the hedging activities in the same category as the item being hedged. The Company expects substantially all of hedge position outstanding as of January 31, 2006 to be realized and recognized by March 31, 2007.
Income Taxes
The Company is treated as a partnership for federal and state income tax purposes and generally does not incur income taxes. Instead, its earnings and losses are included in the income tax returns of the members. Therefore, no provision or liability for federal or state income taxes has been included in these financial statements.
2. INVENTORY
Inventories consist of the following at January 31, 2006:

Raw materials	$2,998,267
Work in process	335,733
Finished goods	696,933

Totals	$4,030,933

3. NOTES PAYABLE TO CITY OF GRANITE FALLS
At January 31, 2006, the Company has $47,800 of notes payable with the City of Granite Falls, Minnesota originally due on January 1, 2004, including interest at 7%. All notes are secured by terms and conditions of the Development Agreement dated February 2, 2001, and subsequently amended, between the City and the Company. The repayment of up to the entire amount may be forgiven subject to the covenants set forth in the Development Agreement.
Under the terms of the Development Agreement, the notes payable can be forgiven at a rate of $5,000 for each job created, up to ten jobs, within six months of the start-up of operations of the facility, provided each job pays a gross annual wage or salary of not less than $24,500.
In addition, upon the completion of financing and organizational start-up, $25,000 of the notes payable may be converted to equity with a market value of $25,000 or more. In August 2002, the City Council of Granite Falls approved the conversion of a $25,000 note due from the Company plus accrued interest into fifty membership units. The notes payable are completely forgiven, in their entirety, if the project is abandoned.
In February 2006, the City of Granite Falls notified the Company that they had satisfied all of the terms and conditions of the Development Agreement and the note payable for $47,800 was formally forgiven. For financial purposes, the Company will record the forgiveness of this note as an addition to members’ equity.
4. REVOLVING LINE OF CREDIT AND NOTE PAYABLE TO BANK
On December 16, 2004, the Company entered into a Loan Agreement with First National Bank of Omaha (the “Bank”) for the purpose of funding a portion of the cost of the fuel ethanol plant. Under the Loan Agreement, the Bank has provided a construction loan for approximately $34,000,000, a revolving line of credit of $3,500,000, and

GRANITE FALLS ENERGY, LLC
Notes to Condensed Financial Statements (Unaudited)
January 31, 2006
standby letters of credit in an amount up to $1,000,000. The loans are secured by substantially all assets of the Company.
At January 31, 2006 the balance outstanding under the construction loan was $33,394,332, with interest being charged at 7.92% per annum.
At January 31, 2006, the balance outstanding under the revolving line of credit was $2,782,387, with interest being charged at 7.92% per annum.
The Loan Agreement included due diligence, negotiation, and commitment fees of $305,000 (paid at the closing of the Loan Agreement) and an annual servicing fee of $30,000 (to be first charged when the construction loan is converted to the term loans, which is scheduled for March 10, 2006). Additionally, the Company will pay the Bank, quarterly, an unused commitment fee equal to 0.375% per annum on the unused portion of (a) the $3,500,000 revolving line of credit, beginning with the initial advance in July 2005 and (b) the $5,000,000 long-term revolving note, which is one of the term loans, beginning March 10, 2006.
Under the construction loan, the Company made quarterly interest payments at a variable interest rate equal to one-month LIBOR plus 3.50% until March 10, 2006. The amounts borrowed under the construction loan matured and converted into three term loans aggregating up to $34,000,000 on March 10, 2006. The maturity date of each term loan is March 10, 2011 and interest accrues on each term loan at a variable rate based upon one-month or three- month LIBOR plus 3.00-3.50%, depending on the particular loan. In addition to regular principal and interest payments on the term loans that start on June 10, 2006, the Company is required to make an additional principal payment to the Bank of 15% of its “excess cash flow” on an annual basis.
Under the revolving line of credit, the Company is to make monthly interest payments at a variable rate equal to one-month LIBOR plus 3.50%. The revolving line of credit matured on December 15, 2005 and the Company was able to renew the revolving line of credit so that the new maturity date is December 14, 2006. The amount available under the revolving line of credit will be determined (after the conversion of the construction loan to the term loans) by a borrowing base calculation based on qualifying receivables and inventory.
On January 6, 2005, the Company entered into an interest rate swap agreement with the Bank (as required under the Loan Agreement) in order to change the interest on some of the anticipated borrowings from a variable rate to a fixed rate. Under the interest rate swap, the Company will pay the Bank the quarterly difference between interest charged at a fixed rate of 7.69% and the variable rate of three-month LIBOR plus 3.00% on the “notional” amount of $17,000,000, which was 7.48% at January 31, 2005. The “notional” balance under the interest rate swap will match the principal balance of one of the three term loans mentioned above. The interest rate swap became effective on September 10, 2005 and will terminate on March 10, 2011. The balance outstanding on the construction loan was $17,001,233 on the date the interest rate swap became effective.
Under the Loan Agreement, the interest rate on the revolving line of credit and two of the term loans can be reduced based on achieving certain defined debt-to-equity ration levels on or after September 10, 2006. Once the required ratios are met, the change in the interest rate occurs at the start of the next “interest” period for the applicable note.
5. COMMITMENTS AND CONTINGENCIES
The Company has revised its estimate of total costs of the project from $57,850,000 to $64,751,570. The Company anticipates funding the development of the fuel ethanol plant by using grants, the proceeds it raised through the offering in 2004 and utilizing debt financing for the remainder of the costs.
Construction Contract for Plant
In August 2004, the Company entered into a contract with Fagen to design and build the fuel ethanol plant for $45,749,700. Based on the decision to expand the capacity of the plant and other change orders, the Company increased the amount of the contract with Fagen to approximately $49,170,575.

GRANITE FALLS ENERGY, LLC
Notes to Condensed Financial Statements (Unaudited)
January 31, 2006
Substantial completion of the entire work shall be achieved no later than 425 calendar days after the date of commencement. If the plant is substantially complete within the 425 days, the Company will pay Fagen an early performance bonus of $8,000 per day for each day that substantial completion is achieved prior to the 425 days after the date of commencement. Based on a start date of December 1, 2004 and a completion date of November 13, 2005, the Company paid Fagen an early completion bonus of $616,000 in December 2005. As of January 31, 2006, $289,000 is included in payable to construction contractors and will be paid upon completion of specified “punch list” items.
Construction Management and Operations Management Agreement
In August 2004, the Company entered into a Consulting Agreement and an Operating and Management Agreement with Glacial Lakes Energy (“GLE”), who is also a member. Under the Consulting Agreement, GLE will provide assistance in planning and will direct and monitor the construction of the Company’s fuel ethanol plant. The Company paid GLE $10,000 plus pre-approved expenses per month. The Consulting Agreement terminated upon the effective date of the Operating and Management Agreement under which GLE will operate and manage the Company’s plant, which was mutually determined to be August 8, 2005. The Company will pay GLE $35,000 per month plus 3% of the plant’s operating profits (payable annually) under the Operating and Management Agreement. The initial term of the Operating and Management Agreement is for five years and will automatically renew for successive one-year terms unless terminated 180 days prior to the start of a renewal term.
For the three months ended January 31, 2006, the Company incurred $165,100 of costs under the Operating and Management Agreement (of which $97,600 is in accounts payable).
Corn Storage and Grain Handling Agreement
In October 2003, subsequently renegotiated in May 2004, the Company entered into a corn storage and grain handling agreement with a Farmers Cooperative Elevator (“FCE”), a member. Under this agreement, the Company agreed to purchase all of the corn needed for the operation of the plant from the member. The price of the corn purchased will the bid price the member establishes for the plant plus a fee of $0.05 per bushel. For the three months ended January 31, 2006, the Company had purchased $6,267,000 of corn from the member.
6. GOVERNMENT INCENTIVE PROGRAMS
The Company has enrolled in the Bioenergy Program, operated by the Commodity Credit Corporation (“CCC”), a division of the United States Department of Agriculture. In accordance with the terms of this agreement, the Company receives payments based on quarterly increases in production of undenatured ethanol compared to the same period of the prior year. The maximum amount that can be received in this program year is 5% of the annual funding and payments are subject to pro rata reduction if the aggregate payments to eligible producers in a program year exceed the maximum annual funding of the Bioenergy Program. The program year for the Bioenergy Program is from October 1 to September 30 and the Bioenergy Program is scheduled to expire on June 30, 2006.
For the three months ended January 31, 2006, the Company recognized $224,000 of income from the program, which is in accounts receivable as of that date.
7. AGREEMENT WITH GOPHER STATE ETHANOL, LLC
On May 3, 2005, the Company entered into an agreement with Gopher State Ethanol, LLC (“Gopher State”) for the purpose of participating in the Minnesota ethanol producer incentive payments that Gopher State is entitled to receive. Under the agreement, Gopher State would operate the Company’s fuel ethanol plant as a wholly-owned subsidiary. The agreement is conditional upon the Bankruptcy Court’s approval of a plan of reorganization for Gopher State that includes the agreement between Gopher State and the Company. The plan or reorganization was approved by the Bankruptcy Court in December 2005. Even with an approved plan of reorganization, there is no assurance and the Company has no guarantee that the state of Minnesota will agree to pay the ethanol producer

GRANITE FALLS ENERGY, LLC
Notes to Condensed Financial Statements (Unaudited)
January 31, 2006
incentive payments to Gopher State based upon its operation and production of ethanol at the Company’s facility. Communications with the Minnesota Department of Agriculture indicate that is does not consider the Company’s arrangement with Gopher State to be within the intent of the Minnesota legislature. Additionally, on June 30, 2005, the Minnesota legislature passed a law prohibiting an ethanol producer from transferring its eligibility for payments to a plant at a different location. Accordingly, it is likely that the Company and Gopher State will be required to commence legal proceedings against the state of Minnesota and obtain a favorable court order before Gopher State will receive any ethanol producer incentive payments.
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

Item 2. Management’s Discussion and Analysis or Plan of Operation.
Cautionary Statements Regarding Forward Looking Statements
         This report contains forward-looking statements that involve future events, our future performance and our expected future operations and actions. In some cases you can identify forward-looking statements by the use of words such as “may,” “should,” “anticipate,” “believe,” “expect,” “will,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the following factors:
•	Changes in our business strategy, capital improvement or development plans;

•	Changes in plant production capacity or technical difficulties in operating the plant;

•	Overcapacity within the ethanol industry leading to a decline in ethanol prices;

•	Changes in the availability and price of corn;

•	Increases or decreases in the supply and demand for ethanol, including anticipated significant increases in supply from new ethanol plants and expansions of existing ethanol plants;

•	Changes in the environmental regulations that apply to our plant operations;

•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;

•	Changes in the availability and price of natural gas;

•	Increases or decreases in the supply and demand for distillers grains; and

•	Changes and advances in ethanol production technology.
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
Overview
         Granite Falls Energy, LLC is a Minnesota limited liability company formed on December 29, 2000 for the purpose of constructing and operating an ethanol manufacturing facility on our 56-acre site located near Granite Falls, Minnesota. On November 13, 2005, we began plant operations and are currently producing fuel-grade ethanol and distillers grains for sale. Our plant has a production capacity of 50 million gallons per year, although our current environmental permits only allow us to produce up to 47 million gallons per year. We expect to fund our operations during the next 12 months using cash flow from continuing operations and our credit facilities.
         We are subject to industry-wide factors that affect our operating and financial performance. These factors include, but are not limited to, the available supply and cost of corn from which our ethanol and distillers grains are processed; the cost of natural gas, which we use in the production process; dependence on our ethanol marketer and distillers grains marketer to market and distribute our products; the intensely competitive nature of the ethanol industry; possible legislation at the federal, state and/or local level; changes in federal ethanol tax incentives; and the cost of complying with extensive environmental laws that regulate our industry.
     Since we only recently became operational, we do not yet have comparable income, production and sales data for the three months ended January 31, 2006. Accordingly, we do not provide a comparison of our financial results between reporting periods in this report. If you undertake your own comparison of our first fiscal quarter of 2005 and our first quarter of 2006, it is important that you keep this in mind.
Results of Operations
     During the fiscal quarter ended January 31, 2006, we transitioned from a development stage company to an operational company. The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the three months ended January 31, 2006:

	Quarter Ended
	January 31, 2006
	(Unaudited)
Income Statement Data	Amount	Percent
Revenues	$13,970,163	100.0%

Cost of Sales	$11,730,339	84.0

Gross Profit	$2,239,824	16.0

Operating Expenses	$440,495	3.2

Operating Income	$1,799,329	12.9

Interest Expense	$(595,300)	(4.3)

Interest Income	$2,427	0.0%

Government Programs	$224,478	1.6%

Net Income	$1,430,934	10.2%

Revenues
     Our revenues are divided into two categories: sales of fuel ethanol and sales of distillers grains. For the three months ended January 31, 2006, we received approximately 90.9% of our revenue from the sale of fuel ethanol and approximately 9.1% of our revenue from the sale of distillers grains. We expect the sale price of fuel ethanol to increase from current levels based on information from our marketer and other factors. See “Plan of Operations for the Next 12 Months—Trends and Uncertainties Impacting the Ethanol and Distillers Grains Industries and Our Revenues.” As a result, we expect the percentage of revenues from the sale of fuel ethanol to increase. We expect the percentage of revenue from the sale of distillers grains to decrease during the remainder of the fiscal year due to lower prices for distillers grains.
Cost of Sales
Our cost of sales as a percentage of revenues was 84% for the three months ended January 31, 2006. We expect this percentage to change with the expected increase in fuel ethanol prices. We expect that cost of sales on a per gallon sold basis will be consistent during the remainder of the fiscal year. Our two largest costs of production are corn and natural gas. Both of these costs are affected by factors largely out of our control. Corn costs significantly impact our cost of goods sold. The 2005 national corn crop was the second largest on record with approximately 11.1 billion bushels produced nationally. Higher production amounts allowed ethanol plants to purchase corn cheaply throughout 2005, which widened profit margins for many ethanol plants in the current year. We expect corn prices to remain at relatively low levels into the 2005-2006 marketing year; however, variables such as rainfall, planting dates, and temperatures will likely cause market uncertainty and create corn price volatility as the growing season begins. Domestic and export demand for U.S. corn is at an all time high. Although carryout supplies for 2006 marketing year appear adequate, any production shortfall during the 2006 growing season will create volatility and may increase our cost of corn. In addition, newly constructed ethanol plants and expansions of existing plants in our geographic area may lead to increased demand for corn, higher prices and possibly an inadequate supply of corn from local producers.
     Natural gas has recently been available only at prices exceeding historical averages. We expect continued volatility in the natural gas market. Global demand for natural gas is expected to continue to increase, which may further drive up prices. Any ongoing increases in the price of natural gas will increase our cost of production and may negatively impact our profit margins.
Operating Expense
     Our general and administrative expenses as a percentage of revenues were 3.2% for the three months ended January 31, 2006. We expect that general and administrative expenses will remain relatively constant for the rest of the fiscal year.
Government Programs
     The amounts recognized under the USDA Commodity Credit Corporation Bioenergy Program will be based upon our production of un-denatured ethanol and the amounts available under the program. However, the program is set to expire in September 2006, and a notice has been issued that the program will terminate by June 30, 2006 because funds are expected to be exhausted. As a result, we expect payments under the program to end at that time.
Interest Expense and Interest Income
     Interest expense as a percentage of revenues was 4.3% for the three months ended January 31, 2006. We expect this percentage will be consistent during the remainder of the fiscal year as the decreases in outstanding balances will be offset by increases in interest rates on variable rate debt.
Plan of Operations for the Next 12 Months
     We expect to spend the next 12 months engaging in the production of ethanol and distillers grains at our plant. We will continue to focus our attention on two main areas: (i) ensuring the plant is operating as efficiently as possible; and (ii) cost-effective purchasing of important manufacturing inputs such as corn and natural gas. In addition, we expect to continue the application process to obtain environmental permits that will allow us to operate at our full production capacity.
Plant Construction Activity
     Construction of our plant was completed in early November 2005 and operations began on November 13, 2005. Our final contract price with applicable change orders with Fagen, Inc. totaled $49,170,575 to build our plant. As of January 31, 2006, we have incurred all of the construction costs related to this contract of which $288,726 is included in payables to construction contractors. This amount will be paid to Fagen upon completion of certain “punch list” items.
Permitting
     We have obtained the required air, water, construction and other permits necessary to construct and operate the plant. Our permits allow us to operate up to 47 million gallons per year, which is less than our production capacity of 50 million gallons per year. In addition, some of our permits require additional action in order for us to increase our production efficiency or maintain compliance with applicable environmental laws and regulations. During the next twelve months, we expect to work on the following permitting activities:
     SPCC and RMP. We have prepared a Spill Prevention Control and Countermeasures (“SPCC”) plan and a Process Hazard Analysis. We must also prepare a Risk Management Plan (“RMP”). We will complete the Risk Management Plan with assistance from Glacial Lakes personnel during the next twelve months. These items are required by the Environmental Protection Agency and enforced by the MPCA.
     Air Permits. Our current Air Emissions Permit and National Pollution Discharge Elimination System Permit allows the Company to operate at a rate of 45 million gallons per year of undenatured ethanol (“200 proof”) or 47.25 million gallons per year of fuel ethanol. In June 2005, we applied for amendments to both permits to allow us to operate at a rate of 60 million gallons of undenatured ethanol or 63 million gallons per year of fuel ethanol. These applications are currently under review by the MPCA and the Attorney General for the State of Minnesota. We expect to receive both amendments in early May 2006, however, there is no guarantee that we will receive the amendments or that the amendments will be received in May 2006. Under both the current Air Emissions Permit and the anticipated amended Air Emissions Permit, we will be required to conduct emissions testing within 180 days of plant start-up. We have scheduled the compliance testing for late March 2006.
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
Contracting Activity
     Management, Supply and Marketing Agreements. We have secured all of the material contracts necessary operate our ethanol plant. Glacial Lakes Energy, LLC (“Glacial Lakes”) is managing plant construction and as of August 8, 2005, Glacial Lakes began management of plant operations in anticipation of plant start-up. Under our operating and management agreement with Glacial Lakes, we pay Glacial Lakes $35,000 per month plus an annual payment equal to 3% of the plant’s net income from operations.
     Farmers Cooperative Company supplies our corn. Aventine Renewable Energy markets our ethanol, and Commodity Specialists Company markets our distillers grains by rail and truck. Our contracts with these unrelated parties are critical to our success, and we are very dependent on each of these companies. We are independently marketing a portion of our distillers grains to local markets; however, if local markets do not supply competitive prices, we may market all of our distillers grains through Commodity Specialists Company.
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
     Railcar Lease. On October 3, 2005, we entered into a lease agreement with Trinity Industries Leasing Company (“Trinity”) for 75 hopper cars to transport distillers grains by rail. The lease is for a 5-year period which commenced with delivery and inspection of the cars from October 2005 to December 2005. Granite Falls will pay Trinity $673.00 per month, plus $0.03 for each mile traveled in excess of 36,000 miles per year. As a condition of the lease, Granite Falls provided a standby letter of credit to Trinity for $281,250, which is approximately six months of lease payments. This amount will be outstanding until Granite Falls has met Trinity’s credit standards, which is expected to occur after Granite Falls has made a full year of payments on a timely basis.

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
     Our obligation to perform under the agreement is expressly conditioned upon our consent to the plan of reorganization proposed by Gopher State and the Bankruptcy Court’s approval of that plan. The Bankruptcy Court has approved Gopher State’s plan of reorganization and the plan is now effective. Now that the plan has been approved, we expect to proceed with action under the agreement by applying for the incentive payments.
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
Operating Budget and Financing of Plant Operations
     We expect to have sufficient cash from cash flow generated by plant operations, current cash reserves, our senior credit facility and other sources of debt financing to cover our operating costs over the next 12 months, including the cost of corn and natural gas supplies, other production costs, staffing, office, audit, legal, compliance and working capital costs. The following is our estimate of operating costs and expenditures for the next 12 months:

Operating Costs:
Corn Costs	$38,083,000
General and administrative costs	2,238,000
Natural Gas Costs	19,766,000
Chemical Costs	6,061,000
Depreciation	5,684,000
Interest	2,461,000
Other Production Costs	3,653,000

Total operating costs	$77,946,000

     The estimates in the table set forth above are based upon our limited operational experience and that of our general contractor with other ethanol plants similar to ours. These are only estimates and our actual expenses and costs could be much higher due to a variety of factors outside our control, such as:
•	Changes in the availability and price of corn;

•	Changes in federal ethanol tax incentives;

•	Changes in the environmental regulations that apply to our plant operations;

•	Increased competition in the ethanol industry;

•	Changes in interest rates or the availability of credit;

•	Changes in our business strategy, capital improvements or development plans;

•	Changes in plant production capacity or technical difficulties in operating the plant;

•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;

•	Changes in the availability and price of natural gas;

•	Increases or decreases in the supply and demand for distillers grains; and

•	Changes and advances in ethanol production technology.
Employees
     As of the date of this report, we have filled all of the positions necessary to operate our plant by hiring 32 employees. Four of these employees are involved primarily in management and administration. The remainder are involved primarily in plant operations. Our employees underwent training at Glacial Lakes.
     In addition to our 32 employees, Glacial Lakes provides six management positions to our plant pursuant to our operating and management agreement with Glacial Lakes. Glacial Lakes provides its own personnel to act as part-time contract officers and managers of our plant for the positions of Chief Executive Officer or General Manager; Chief Financial Officer; Commodities Manager; Environmental, Health and Safety Manager and Director of Operations. All of these positions will be compensated by Glacial Lakes.
Trends and Uncertainties Impacting the Ethanol and Distillers Grains Industries and Our Revenues
     Now that our plant is operational, our revenues consist of sales of the ethanol and distillers grains that we produce. Ethanol sales will constitute the majority of our revenues. Last quarter and continuing through the first two-thirds of this quarter, the demand for ethanol increased relative to supply causing upward pressure on ethanol market prices. In the last month of the quarter some of those gains have been reduced, but prices remain historically strong. Increased demand, firm crude oil and gas markets, public acceptance, and positive political signals have all contributed to a strengthening of ethanol prices. In order to sustain these higher price levels however, management believes the industry will need to continue to grow demand to offset the increased supply brought to the market place by additional production.
     We also expect to benefit from federal ethanol supports and federal tax incentives. Changes to these supports or incentives could significantly impact demand for ethanol. On August 8, 2005, President George W. Bush signed into law the Energy Policy Act of 2005 (the “Act”). The Act contains numerous provisions that are expected to favorably impact the ethanol industry by enhancing both the production and use of ethanol. Most notably, the Act created a 7.5 billion gallon renewable fuels standard (the “RFS”). The RFS is a national renewable fuels mandate as to the total amount of national renewable fuels usage but allows flexibility to refiners by allowing them to use renewable fuel blends in those areas where it is most cost-effective rather than requiring renewable fuels to be used in any particular area or state. The RFS will begin at 4 billion gallons in 2006, and increase to 7.5 billion gallons by 2012. According to the Renewable Fuels Association, the Act is expected to lead to about $6 billion in new investment in ethanol plants across the country.
     On December 28, 2005, the EPA released interim rules governing the implementation of the 2006 RFS requirement. The EPA’s interim rule imposes a collective compliance approach, which means the requirement for 2006 fuel use is determined in the aggregate rather than on a refiner-by-refiner basis. The EPA adopted this approach for 2006 because current uncertainties regarding the RFS might result in unnecessarily high costs of compliance if each party was required to independently comply. Although there is not a requirement for individual parties to demonstrate compliance in 2006, the EPA found that increases in ethanol production and projections for future demand indicate that the 2006 volume is likely to be met. However, in the unlikely event that the RFS is not met in 2006, the EPA expects to adjust the volume requirement in 2007 to cover the deficit. There are no other consequences for failure to collectively meet the 2006 standard. The EPA expects to promulgate more comprehensive regulations by August 8, 2006, but the interim rules and collective compliance approach are expected to apply for the entire 2006 calendar year. In 2007 and subsequent years, the EPA expects to specifically identify liable parties, determine the applicable RFS, and develop a credit trading program. Further, the standards for compliance, record-keeping and reporting are expected to be clarified.
     The Act also expands who qualifies as a small ethanol producer for purposes of the small ethanol producer tax credit. Historically, small ethanol producers were allowed a 10-cent per gallon production income tax credit on up to 15 million gallons of production annually. The size of the plant eligible for the tax credit was limited to 30 million gallons. Under the Act, the size limitation on the production capacity for small ethanol producers increases from 30 million gallons per year to 60 million gallons per year. The credit can be taken on the first 15 million gallons of production. The tax credit is capped at $1.5 million per year per producer. The credit is effective for taxable years ending after the date of enactment through 2010. Since we expect to now qualify as a small ethanol producer under the Act, we expect to be eligible for this tax credit this taxable year and to pass this credit onto our members.
     Demand for ethanol may also increase as a result of increased consumption of E85 fuel. E85 fuel is a blend of 70% to 85% ethanol and gasoline. According to the Energy Information Administration, E85 consumption is projected to increase from a national total of 11 million gallons in 2003 to 47 million gallons in 2025. E85 is used as an aviation fuel and as a hydrogen source for fuel cells. In the U.S., there are currently about 3 million flexible fuel vehicles capable of operating on E85 and 400 retail stations supplying it. Automakers have indicated plans to produce an estimated 2 million more flexible fuel vehicles per year.
     Ethanol production continues to grow as additional plants become operational. According to the Renewable Fuels Association, there are currently 95 ethanol plants in operation nationwide that have the capacity to annually produce approximately 4.4 billion gallons. In addition, there are 33 new ethanol plants and 9 expansions of existing ethanol plants under construction constituting another 2.05 billion gallons of annual capacity. In addition, ADM has recently announced its plan to add 500 million gallons of ethanol production, clearly indicating its desire to maintain a significant share of the ethanol market. Since our current national ethanol production capacity exceeds the 2006 RFS requirement, it is management’s belief that other market factors are primarily responsible for current ethanol prices. Accordingly, it is possible that the RFS requirements may not significantly impact ethanol prices in the short-term. However, the increased requirement of 7.5 billion by 2012 is expected to support ethanol prices in the long term. A greater supply of ethanol on the market from these additional plants and plant expansions could reduce the price we are able to charge for our ethanol. This may have a negative impact on our revenues.
     Demand for ethanol has been supported by higher oil prices and its refined components and by clean air standards mandated by federal agencies have required highly populated areas to blend ethanol into their gasoline supplies as an oxygenate. The intent of the air standards is to reduce harmful emissions into the atmosphere. These mandates have been challenged in several metropolitan areas, and are currently being reviewed by the courts. In the future, the combination of additional supply, successful challenges to the clean air standards and stagnant or reduced demand may damage our ability to generate revenues and maintain positive cash flows.
     We also expect that use of ethanol as a fuel oxygenate may increase due to decreased use of methyl tertiary butyl ether (“MTBE”), the primary competitor of ethanol as a fuel oxygenate. Although the Energy Policy Act of 2005 did not impose a national ban of MTBE, the Act’s failure to include liability protection for manufacturers of MTBE could result in refiners and blenders using ethanol as an oxygenate rather than MTBE to satisfy the Clean Air Act’s reformulated gasoline oxygenate requirement. While this may create some additional demand in the short term, the Act repeals the Clean Air Act’s 2% oxygenate requirement. However, the Clean Air Act also contains an oxygenated fuel requirement for areas classified as carbon monoxide non-attainment areas. These areas are required to establish an oxygenated fuels program for a period of no less than three months each winter. The minimum oxygen requirement for gasoline sold in these areas is 2.7% by weight. This is the equivalent of 7.7% ethanol by volume in a gasoline blend. This requirement was unaffected by the Act and a number of states, including California, participate in this program. As a result, demand for ethanol in these areas during the winter months may increase and positively effect ethanol prices.

     Consumer resistance to the use of ethanol may affect the demand for ethanol which could affect our ability to market our product and reduce the value of your investment. Certain individuals believe that use of ethanol will have a negative impact on prices at the pump. Many also believe that ethanol adds to air pollution and harms car and truck engines. Still other consumers believe that the process of producing ethanol actually uses more fossil energy, such as oil and natural gas, than the amount of ethanol that is produced. These consumer beliefs could potentially be wide-spread. If consumers choose not to buy ethanol, it would affect the demand for the ethanol we produce which could negatively affect our ability sell our product and negatively affect our profitability.
     We also sell distillers dried grains. Prices for distillers grains are lower in early 2006 than in early 2005, due in part to lower prices for competing feeds, such as corn. Increased ethanol production has led to increased availability of the co-product, which has resulted in a larger supply and lower prices. Continued increased supply of dried distillers grains on the market from other plants could reduce the price we will be able to charge for our distillers dried grains. This could have a negative impact on our revenues.
Trends and Uncertainties Impacting the Corn and Natural Gas Markets and Our Cost of Goods Sold
     Our costs of our goods consist primarily of costs relating to the corn and natural gas supplies necessary to produce ethanol and distillers grains for sale. We estimate that we will grind approximately 1,500,000 bushels of corn each month. Corn yields nationwide have been better than expected, which may lead to an excess supply of corn and low corn prices as a result. However, increasing demand for corn from increased ethanol production or other changes in demand could keep corn prices higher than currently anticipated. Increases in corn prices may negatively impact our profitability by increasing our cost of goods and reducing our net operating income. We attempt to use hedging strategies to minimize our exposure to corn price movements; however, there is no guarantee or assurance that our hedging strategies will be effective.
     Natural gas is also an important input commodity to our manufacturing process. We estimate that our natural gas usage will be approximately 125,000 million British thermal units (mmBTU) per month. We use natural gas to (a) operate a boiler that provides steam used in the production process, (b) operate the thermal oxidizer that helps us comply with emissions requirements, and (c) dry our distillers grain products to moisture contents at which they can be stored for long periods of time, and can be transported greater distances. Recently, the price of natural gas has followed other energy commodities to historically high levels. Current natural gas prices are considerably higher than the 10-year average. Global demand for natural gas is expected to continue to increase, further driving up prices. As a result, we expect natural gas prices to remain higher than average in the short to mid term. Increases in the price of natural gas increases our cost of production and negatively impacts our profit margins. We have secured a marketing firm and an energy consultant for our natural gas, and will work with them on an ongoing basis to mitigate our exposure to volatile gas prices.
Commodity Price Risk Protection
     We seek to minimize the risks from fluctuations in the prices of corn, ethanol and natural gas through the use of derivative instruments. In practice, as markets move, we actively manage our risk and adjust hedging strategies as appropriate. Although we believe our hedge positions accomplish an economic hedge against our future purchases, we do not use hedge accounting which would match the gain or loss on our hedge positions to the specific commodity purchase being hedged. We are using fair value accounting for our hedge positions, which means that as the current market price of our hedge positions changes, the gains and losses are immediately recognized in our cost of goods sold. The immediate recognition of hedging gains and losses under fair value accounting can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged. As of January 31, 2006, the fair values of our derivative instruments are reflected as an asset in the amount of $1,582,818. There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of corn, ethanol or natural gas. However, it is likely that commodity cash prices will have the greatest impact on the derivative instruments with delivery dates nearest the current cash price. As we move forward, additional protection may be necessary. As the prices of these hedged commodities move in reaction to market trends and information, our statement of operations will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for the Company.
     As of January 31, 2006, the Company has entered into derivative instruments to hedge (a) 4,000,000 bushels of its future corn purchases through November 2006, (b) 1,344,000 gallons of its future fuel ethanol sales through December 2006 and (c) 570,000 mmBTU of its future natural gas purchases through March 2007. The Company has used various option contracts as vehicles for these hedges.
     The hedge accounts are reported at fair value as designated by the broker. The Company has categorized the cash flows related to the hedging activities in the same category as the item being hedged. At January 31, 2006, no derivative contracts were designated as hedges and all changes in market value have been recognized in the statement of operations. For the three months ended January 31, 2006, the following amounts were recognized:

Increase (decrease) in revenues from ethanol sales	$(290,090)
(Increase) decrease in cost of corn ground	(920,443)
(Increase) decrease in cost of natural gas used	(181,005)
Critical Accounting Estimates
     Management uses estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. The fair value of our cash and equivalents and derivative instruments approximates their carrying value. It is not currently practicable to estimate the fair value of the notes payable to the City of Granite Falls or our long-term debt since these agreements contain unique terms, conditions, and restrictions, which were negotiated at arm’s length, there is no readily determinable similar instrument on which to base an estimate of fair value.
Liquidity and Capital Resources
Short-Term and Long-Term Debt Sources
     We executed a loan agreement with First National Bank of Omaha (the “Bank”) for the purpose of funding a portion of the cost of our ethanol plant. Under our loan agreement with the Bank, the Bank has provided to us a construction loan up to $34,000,000, a revolving line of credit of $3,500,000, and standby letters of credit in an amount up to $1,000,000. We renewed our revolving line of credit so that its new maturity date is December 14, 2006. As security for the Bank’s loans to us, we have granted the Bank a security interest in all of our assets and a mortgage on our real estate. As of January 31, 2006, there was approximately $33,394,000 outstanding under the construction loan at an interest rate of 7.92% per annum. As of January 31, 2006, there was approximately $2,782,000 outstanding under the revolving line of credit at an interest rate of 7.92% per annum. We use the revolving line of credit to finance our hedging activities and for other operating activities.
     During the construction period, we make quarterly interest payments on the construction loan at a variable interest rate equal to the one-month LIBOR plus 3.50% until March 10, 2006. On March 10, 2006, the amounts borrowed under the construction loan were converted into three term loans aggregating $34,000,000. The maturity date of each converted loan will be March 10, 2011. Interest on the converted loans accrues at a variable rate based upon the one-month or three-month LIBOR plus 3.00% to 3.50% depending on the particular loan and subject to the interest rate swap agreement discussed below. We will also be required to make an additional principal payment equal to 15% of our excess cash flow, as that term is defined in the loan agreement, within 120 days of year-end.
     Our loan agreement required us to enter into an interest rate swap agreement with the Bank to fix a portion of our anticipated borrowings from a variable to a fixed interest rate. Under this swap agreement, we will pay the Bank the quarterly difference between interest charged at a fixed rate of 7.69% and the variable rate of the three-month LIBOR plus 3.00% on the “notional” amount of $17,000,000, which was 7.48% at January 31, 2006. This “notional” balance will match the principal balance on one of the three term loans resulting from conversion of our construction loan. The interest rate swap became effective on September 10, 2005 and will terminate on March 10,

2011. The balance outstanding on the construction loan was $17,001,233 on the date the interest rate swap became effective.
     Our loan agreements contain restrictions and financial covenants to which we will be subject during the term of the agreements. We pay the Bank an annual loan servicing fee of $30,000. We also make quarterly payments of an unused commitment fee equal to 0.375% per annum on the used portion of the $3,500,000 revolving line of credit (beginning with the initial advance in July 2005) and the $5,000,000 long-term revolving note which becomes of our term loans on March 10, 2006. If interest rates increase, we will have higher interest payments, which could adversely affect our net income.
Grants and Government Programs
     For the three months ended January 31, 2006, the Company recognized $224,000 of income from the USDA Commodity Credit Corporation Bioenergy Program. The amounts recognized under the program are based upon our production of un-denatured ethanol and the amounts available under the program. However, the program is set to expire in September 2006, and a notice has been issued that the program will terminate by June 30, 2006 because funds are expected to be exhausted. As are result, we do not expect to receive any further payments from the program after that date.
Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements.
Item 3. Controls and Procedures.
     Our management, including our Chief Executive Officer and General Manager (the principal executive officer), Thomas Branhan, along with our Chief Financial Officer (the principal financial officer), Michael Nealon, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of January 31, 2006. Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
     None.
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

GRANITE FALLS ENERGY, LLC
/s/ Thomas Branhan
March 17, 2006	Thomas Branhan
General Manager/CEO

/s/ Michael Nealon
March 17, 2006	Michael Nealon
Chief Financial Officer