Form 10QSB
period 2006-04-30
Granite Falls Energy, LLC
filed 2006-06-12
CIK 1181749

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal quarter ended April 30, 2006.
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
                ☐ Yes       ☑ No
State the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date: As of June 1, 2006, there were 31,156 units outstanding.
Transitional Small Business Disclosure Format (Check one): ☐ Yes       ☑ No

INDEX

PART I — FINANCIAL INFORMATION	3

Item 1. Financial Information	3
Item 2. Management’s Discussion and Analysis or Plan of Operation	14
Item 3. Controls and Procedures	26

PART II – OTHER INFORMATION	27

Item 1. Legal Proceedings	27
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 3. Defaults Upon Senior Securities	27
Item 4. Submission of Matters to a Vote of Security Holders	27
Item 5. Other Information	27
Item 6. Exhibits	27
Plan of Merger
Lease Agreement
Loan Agreement
Promissory Note
Statutory Mortgage
Joint Powers and Participation Agreement
Termination of Development Agreement
302 Certification
302 Certification
1350 Certification
1350 Certification

PART I — FINANCIAL INFORMATION
Item 1. Financial Information.
GRANITE FALLS ENERGY, LLC AND SUBSIDIARY
Condensed Consolidated Balance Sheet

April 30,
2006
(unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$3,887,400
Restricted cash	228,436
Accounts receivable — trade	4,826,118
Accounts receivable — government programs	349,281
Inventory	2,639,463
Derivative instruments	1,838,997
Prepaid expenses and other current assets	802,471

Total Current Assets	14,572,165

Property and Equipment
Land and improvements	2,231,838
Railroad improvements	1,595,500
Process equipment and tanks	52,194,237
Administration building	225,205
Office equipment	132,530
Rolling stock	495,999

56,875,308
Less accumulated depreciation	2,616,097

Net Property and Equipment	54,259,211

Other Assets
Deferred financing costs, net	507,773

Total Other Assets	507,773

Total Assets	$69,339,149

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities
Current portion of Long-Term Debt	$2,680,219
Accounts payable	1,267,461
Corn payable to FCE	579,279
Payable to construction contractors	87,485
Accrued liabilities	484,708

Total Current Liabilities	5,099,152

Long-Term Debt, less current portion	27,019,781

Commitments and Contingencies

Members’ Equity
Member contributions, net of costs related to capital contributions, 31,156 units outstanding	30,250,778
Retained earnings	6,969,438

Total Members’ Equity	37,220,216

Total Liabilities and Members’ Equity	$69,339,149

Notes to Condensed Consolidated Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC AND SUBSIDIARY
Condensed Consolidated Statement of Operations

	Six Months	Six Months
	Ended	Ended
	April 30,	June 30,
	2006	2005
	(Unaudited)	(Unaudited)
Revenues	$35,698,835	$—

Cost of Goods Sold	24,430,095	—

Gross Profit	11,268,740	—

Operating Expenses	1,172,015	260,249

Operating Income (Loss)	10,096,725	(260,249)

Other Income (Expense):
Interest income	11,826	116,096
Interest expense	(1,226,459)	(2,183)
Change in value of hedging instruments		29,815
Government Programs and other income	477,854	—

Total Other Income (Expense), net	(736,779)	143,728

Net Income (Loss)	$9,359,946	$(116,521)

Weighted Average Units Outstanding	31,156	31,134

Net Income (Loss) Per Unit	$300.42	$(3.74)

Notes to Condensed Consolidated Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC AND SUBSIDIARY
Condensed Consolidated Statement of Operations

	Three Months	Three Months
	Ended	Ended
	April 30,	June 30,
	2006	2005
	(Unaudited)	(Unaudited)
Revenues	$21,728,672	$—

Cost of Goods Sold	12,699,756	—

Gross Profit	9,028,916	—

Operating Expenses	731,520	117,076

Operating Income (Loss)	8,297,396	(117,076)

Other Income (Expense):
Interest income	9,399	34,922
Interest expense	(631,159)	(1,101)
Change in value of hedging instruments		29,815
Government Programs and other income	253,376	—

Total Other Income (Expense), net	(368,384)	63,636

Net Income (Loss)	$7,929,012	$(53,440)

Weighted Average Units Outstanding	31,156	31,151

Net Income (Loss) Per Unit	$254.49	$(1.72)

Notes to Condensed Consolidated Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC AND SUBSIDIARY
Condensed Consolidated Statement of Cash Flows

	Six Months	Six Months
	Ended	Ended
	April 30,	June 30,
	2006	2005
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net income (loss)	$9,359,946	$(116,521)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Depreciation and amortization	2,608,915	4,230
Change in value of hedging instruments	(79,008)	(29,815)
Changes in assets and liabilities:
Derivative instruments	(860,632)	(100,000)
Receivables	(5,175,399)	—
Inventory	(2,622,857)	—
Prepaid expenses	(697,415)	24,809
Interest receivable	—	7,090
Accounts payable	977,141	(28,779)
Accrued liabilities	314,891	13,945

Net Cash Provided by (Used in) Operating Activities	3,825,582	(225,041)

Cash Flows from Investing Activities:
Capital expenditures	(440,519)	(86,066)
Land	—	(285)
Construction payable	(5,194,103)	—
Construction in process	(3,631,644)	(23,650,954)

Net Cash Used in Investing Activities	(9,266,266)	(23,737,305)

Cash Flows from Financing Activities:
Net proceeds on short-term notes payable	14,749,378	3,313,216
Proceeds from long-term debt	700,000	—
Payments on long-term revolver	(5,000,000)	—
Payments on revolving line of credit	(1,090,000)	—
Payments for deferred financing costs	(35,824)	(311,968)

Net Cash Provided by Financing Activities	9,323,554	3,001,248

Net Increase (Decrease) in Cash and Cash Equivalents	3,882,870	(20,961,098)

Cash and Cash Equivalents – Beginning of Period	4,530	21,157,557

Cash and Cash Equivalents – End of Period	$3,887,400	$196,459

Notes to Condensed Consolidated Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC AND SUBSIDIARY
Condensed Consolidated Statement of Cash Flows (continued)

	Six Months	Six Months
	Ended	Ended
	April 30,	June 30,
	2006	2005
	(Unaudited)	(Unaudited)
Supplemental Cash Flow Information

Cash paid during the period for:
Interest expense	$927,312	$—

Capitalized interest	$54,141	$—

Supplemental Disclosure of Noncash Investing, Operating and Financing Activities

Construction costs in construction payable	$87,485	$7,565,814

Deferred financing costs in accounts payable	$—	$4,700

Member units exchanged for land costs	$—	$39,000

Forgiveness of long-term debt	$47,800	$—

Notes to Condensed Consolidated Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 30, 2006
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited condensed consolidated financial statements of Granite Falls Energy, LLC and Subsidiary have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As used in this report in Form 10-QSB, the “Company” represents Granite Falls Energy, LLC (GFE) and its wholly-owned subsidiary Gopher State Ethanol, LLC (GSE).
Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been consolidated or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements for the year ended October 31, 2005, contained in the Company’s annual report on Form 10-KSB for 2005.
In the opinion of management, the interim consolidated financial statements reflect all adjustments considered necessary for fair presentation. The adjustments made to these statements consist only of normal recurring adjustments. The results reported in these consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year.
Nature of Business
Granite Falls Energy, LLC (the “Company”) was originally organized to fund and construct a 40 million gallon per year ethanol plant on its location near Granite Falls, Minnesota with distribution to upper Midwest states. The Board of Governors of the Company has approved a proposal to increase the plant size to be capable of producing up to 50 million gallons of ethanol per year. The Company’s operations permit presently allows for the production of up to 47.25 million gallons of ethanol per year and will have to be amended in the event the Company desires to produce up to its capacity. The Company is currently in the process of amending this permit to produce up to the plant’s capacity. In addition, the Company produces and sells distiller’s dried grains as a co-product of fuel ethanol production. Construction began in the third quarter of 2004. During the remainder of 2004 and through mid-November 2005, the Company was in the development stage with its efforts being principally devoted to organizational and construction activities. The Company began its operations of the plant on November 13, 2005.
Principles of Consolidation
The consolidated financial statements include the accounts of Granite Falls Energy, LLC and its wholly-owned subsidiary, Gopher State Ethanol, LLC, collectively, the “Company.” All significant intercompany balances and transactions are eliminated in consolidation.
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
During the fiscal year that will end on October 31, 2006, we will present information from the previous fiscal year for the fiscal quarters that closest match our current fiscal quarters. For the three months ended April 30, 2006 (second quarter of FY 2006), the comparable information presented will be for the three months ended June 30, 2005 (second quarter of FY 2005).

Accounting Estimates
Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from those estimates.
Revenue Recognition
Revenue from the sale of ethanol and distiller’s grains is recorded when title transfers to the customer, which occurs when the product is loaded into the railcar or truck. Interest income is recognized as earned. Amounts received under incentive programs from the United States Department of Agriculture and the state of Minnesota are recognized as revenue based on the terms of the agreements (based on production of ethanol).
Cash and Cash Equivalents
The Company maintains some of its accounts at a financial institution which is a member of the Company. At times throughout the year, the Company’s cash balances at these financial institutions may exceed amounts insured by the Federal Deposit Insurance Corporation. All of the cash and cash equivalents were short-term investments (with maturities of three months or less) such as rated commercial paper and money market accounts. The Company has restricted cash related to a construction escrow account used for retainage payments.
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
Inventory
Inventory consists of raw materials, work in process, and finished goods. Corn is the primary raw material and, along with raw materials, is stated at the lower of average cost or market. Finished goods consist of ethanol and distiller’s dried grains produced, and are stated at the lower of first-in, first-out, (FIFO method) cost or market.
Deferred Financing Costs
Costs related to the Company’s debt financing have been capitalized as incurred. The Company amortizes these costs over the term of the loan using the effective interest rate method.
Property and Equipment
Property and equipment are stated at the lower of cost or estimated fair value. Depreciation is computed over estimated useful lives by use of the straight-line method. Maintenance and repairs are expensed as incurred; major improvements and betterments are capitalized. Interest was capitalized during the construction period.
Fair Value of Financial Instruments
The fair value of the Company’s cash and equivalents and hedge instruments approximates their carrying value. It is not currently practicable to estimate the fair value of our long-term debt since these agreements contain unique terms, conditions, and restrictions (as discussed in Notes 4 and 5), which were negotiated at arm’s length. As such, there are no readily determinable similar instruments on which to base an estimate of fair value of each item.
Derivative Instruments
As of April 30, 2006, the Company has entered into derivative instruments to hedge (a) 7,750,000 bushels of its future corn purchases through June 2007, (b) 756,000 gallons of its future fuel ethanol sales through December 2006 and (c) 1,180,000 mmBTU of its future natural gas purchases through March 2007 to the extent considered necessary for minimizing risk from future market price fluctuations. The Company has used various option contracts as vehicles for these hedges.
At April 30, 2006, the Company had recorded an asset for these derivative instruments discussed above of $1,838,997. None of the positions open at April 30, 2006, were designated as fair value or cash flow hedges. Although the derivative instruments may not be designated as, and accounted for, as a fair value or cash flow hedge, management believes they are effective hedges of specified risks. The Company has recorded a reduction of revenue of $126,687 and $416,777 related to its ethanol related derivative instruments for the three months and six months ended April 30, 2006, respectively. The Company has recorded an increase in cost of goods sold of $617,135 and $1,718,583 related to its corn and natural gas related derivative instruments for the three months and six months ended April 30, 2006, respectively.
The hedge accounts are reported at fair value as designated by the broker. The Company has categorized the cash flows related to the hedging activities in the same category as the item being hedged. The Company expects substantially all of its hedge positions outstanding as of April 30, 2006, to be realized and recognized by June 30, 2007.
Income Taxes
The Company is treated as a partnership for federal and state income tax purposes and generally does not incur income taxes. Instead, its earnings and losses are included in the income tax returns of the members. Therefore, no provision or liability for federal or state income taxes has been included in these financial statements.
2. INVENTORY
Inventories consist of the following at April 30, 2006:

Raw materials	$813,025
Work in process	302,236
Finished goods	1,524,202

Totals	$2,639,463

3. NOTES PAYABLE TO CITY OF GRANITE FALLS
The Company had $47,800 of notes payable with the City of Granite Falls, Minnesota. In February 2006, the City of Granite Falls notified the Company that they had satisfied all of the terms and conditions of the Development Agreement and the note was formally forgiven. For financial purposes, the Company recorded the forgiveness of this note as an addition to members’ equity.
4. REVOLVING LINE OF CREDIT
The Company entered into a Loan Agreement with First National Bank of Omaha (the “Bank”) for the purpose of funding a portion of the cost of the fuel ethanol plant. Under the Loan Agreement, the Company has a revolving line of credit with a maximum of $3,500,000 available and is secured by substantially all of the Company’s assets. Interest is charged at one-month London Inter-Bank Offering Rate (“LIBOR”) plus 3.50% or 8.34875% at April 30, 2006. There was no balance outstanding on this revolving line of credit at April 30, 2006. Effective with the initial advance in July 2005, the Company pays an unused commitment fee of 0.375% per annum on the unused portion of the revolving line of credit. The revolving line of credit expires on March 30, 2007. The amount available under the revolving line of credit is determined by a borrowing base calculation based on qualifying receivables and inventory.
5. LONG-TERM DEBT
Long-term debt consists of the following at April 30, 2006:

Notes payable to Bank:
Swap Note	$17,000,000
Variable Note	12,000,000

Total	29,000,000
Economic Development Agency (“EDA”) Loans:
City of Granite Falls / MIF	500,000
Western Minnesota RLF	100,000
Chippewa County	100,000

Total	700,000

29,700,000
Less: Current Maturities	(2,680,219)

Total Long-Term Debt	$27,019,781

Note Payable to Bank:
Under the Loan Agreement, the Bank provided a construction loan for approximately $34,000,000 that was converted to term loans subsequent to completion of construction, a revolving line of credit of $3,5000,000, and standby letters of credit in an amount up to $1,000,000.
Under the construction loan, the Company was to make quarterly interest payments at a variable interest rate equal to one-month LIBOR plus 3.50% until March 10, 2006. The amounts borrowed under the construction loan matured and converted into three term loans aggregating up to $34,000,000 on March 10, 2006.
The maturity date of each term loan will be March 10, 2011 and interest accrues on each term loan at a variable rate at April 30, 2006, as follows:

Swap Note	Three-month LIBOR plus 3.00% or 7.88000%
Long-Term Revolver	One-month LIBOR plus 3.50% or 8.34875%
Variable Note	Three-month LIBOR plus 3.50% or 8.38000%
In addition to regular principal and interest payments on the term loans that start on June 10, 2006, the Company is required to make an additional principal payment to the Bank of 15% of its “excess cash flow”, as defined, on an annual basis.
Substantially all assets and contract rights of the Company are pledged as security under the Loan Agreement. The Loan Agreement and the related mortgage documents contain reporting requirements and restrictive loan covenants, which require the maintenance of various financial ratios, minimum working capital and allow distributions to unitholders of up to 65% of annual net income without Bank approval.
The Loan Agreement includes due diligence, negotiation, and commitment fees of $305,000 (paid at the closing of the Loan Agreement) and an annual servicing fee of $30,000 (first charged when the construction loan was converted to the term loans, which occurred on March 10, 2006). Additionally, the Company will pay the Bank, quarterly, an unused commitment fee equal to 0.375% per annum on the unused portion of the $5,000,000 long-term revolving note beginning on March 10, 2006.

Under the Long-Term Revolver, the Company has the ability to re-borrow any amounts paid on the $5,000,000 facility during the term of the loan.
On January 6, 2005, the Company entered into an interest rate swap agreement with the Bank (as required under the Loan Agreement) in order to change the interest on some of the anticipated borrowings from a variable rate to a fixed rate. Under the interest rate swap, the Company will pay the Bank the quarterly difference between interest charged at a fixed rate of 7.69% and the variable rate of three-month LIBOR plus 3.00% on the “notional” amount of $17,000,000, which was 7.8800% at April 30, 2006. The “notional” balance under the interest rate swap will match the principal balance of the Swap Note mentioned above. The interest rate swap became effective on September 10, 2005, and will terminate on March 10, 2011.
Under the Loan Agreement, the interest rate on the revolving line of credit, the Long-Term Revolver and the Variable Note can be reduced based on achieving certain defined debt-to-equity ratio levels on or after September 10, 2006. Once the required ratios are met, the change in the interest rate occurs at the start of the next “interest” period for the applicable note.
EDA Loans:
On February 1, 2006, the Company signed a Loan Agreement with the City of Granite Falls, MN (“EDA Loan Agreement”) for amounts to be borrowed from several state and regional economic development agencies. The amounts are as follows:

City of Granite Falls / Minnesota Investment Fund (“MIF”):
Amount:	$500,000
Interest Rate:	1.00%
Principal and Interest Payments:	Semi-Annual
Maturity Date:	June 15, 2014

Western Minnesota Revolving Loan Fund (“RLF”):
Amount:	$100,000
Interest Rate:	5.00%
Principal and Interest Payments:	Semi-Annual
Maturity Date:	June 15, 2016

Chippewa County:
Amount:	$100,000
Interest Rate:	3.00%
Principal and Interest Payments:	Semi-Annual
Maturity Date:	June 15, 2021
Amounts borrowed under the EDA Loan Agreements are secured by a second mortgage and a subordinated position on all of the assets of the Company.
6. COMMITMENTS AND CONTINGENCIES
Construction Contract for Plant
As of April 30, 2006, $87,485 is included in payable to construction contracts and will be paid upon final determination of amounts due to a warranty claim.
Construction Management and Operations Management Agreement
The Company entered into a Consulting Agreement and an Operating and Management Agreement with GLE, who is also a member. Under the Consulting Agreement, GLE provided assistance in planning, directing and monitoring the construction of the Company’s fuel ethanol plant. The Company paid GLE $10,000 plus pre-approved expenses per month. The Consulting Agreement terminated upon the effective date of the Operating and Management

Agreement under which GLE will operate and manage the Company’s plant, which was mutually determined to be August 8, 2005. The Company will pay GLE $35,000 per month plus 3% of the plant’s operating profits (payable annually) under the Operating and Management Agreement. The initial term of the Operating and Management Agreement is for five years and will automatically renew for successive one-year terms unless terminated 180 days prior to the start of a renewal term.
For the three months and six months ended April 30, 2006, the Company incurred $314,900 and $462,500, respectively, of costs under the Operating and Management Agreement (of which $305,000 is in accounts payable at April 30, 2006).
Corn Storage and Grain Handling Agreement
The Company entered into a corn storage and grain handling agreement with a Farmers Cooperative Elevator (FCE), a member. Under this agreement, the Company agreed to purchase all of the corn needed for the operation of the plant from the member. The price of the corn purchased will be the bid price the member establishes for the plant plus a fee of $0.05 per bushel. For the three months and six months ended April 30, 2006, the Company had purchased $6,996,846 and $12,534,985, respectively, of corn from the member (of which $579,279 is in accounts payable at April 30, 2006).
7. GOVERNMENT INCENTIVE PROGRAMS
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
For the three months and six months ended April 30, 2006, the Company recognized $253,240 and $477,274, respectively, of income from the program (of which $349,281 is in accounts receivable at April 30, 2006).
8. AGREEMENT WITH GOPHER STATE ETHANOL, LLC
On May 3, 2005, the Company entered into an agreement with Gopher State Ethanol, LLC (“Gopher State”) for the purpose of participating in the Minnesota ethanol producer incentive payments that Gopher State is entitled to receive. Under the agreement, Gopher State operates the Company’s fuel ethanol plant as a wholly-owned subsidiary. The agreement was conditional upon the Bankruptcy Court’s approval of a plan of reorganization for Gopher State that includes the agreement between Gopher State and the Company. The plan or reorganization was approved by the Bankruptcy Court in December 2005. On April 13, 2006, pursuant to our agreement regarding the plan of reorganization with Gopher State, we executed a lease agreement with our wholly-owned subsidiary, GS Acquisitions, Inc., under which we leased all of our operating assets to GS Acquisition. We then executed articles of merger, a plan of merger and a certificate of merger with Gopher State. Under the merger agreement, GS Acquisition was merged with and into Gopher State, at which time, the separate corporate existence of GS Acquisitions ceased. All outstanding equity interest in Gopher State was cancelled. One hundred percent (100%) of the outstanding equity interest in GS Acquisition was converted into one hundred percent (100%) of the outstanding equity interest in Gopher State. As such, Gopher State has survived as our wholly-owned subsidiary and is leasing all of our operating assets. The lease has a 10 year term with monthly payments of $800,000. However, the lease becomes effective as of the date the permits and licenses required to operate the plant and equipment are issued to the lessor and lessee in the name of both parties. As of April 30, 2006, the required permits and licenses have not been received and, accordingly, no monthly payments have been made.
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
The Company may choose not to commence legal proceedings or the legal proceedings may not be successful in obtaining a portion or the full amount of ethanol producer incentive payments to Gopher State. The Company expects to incur legal costs and other expenses in connection with any legal proceedings to enforce Gopher State’s rights to the ethanol incentive payments. If the legal proceedings are ultimately successful, the Company may not be able to offset these legal costs and other expenses against any ethanol producer incentive payments.
Item 2. Management’s Discussion and Analysis or Plan of Operation.
Cautionary Statements Regarding Forward Looking Statements
     This report contains forward-looking statements that involve future events, our future performance and our expected future operations and actions. In some cases you can identify forward-looking statements by the use of words such as “may,” “should,” “anticipate,” “believe,” “expect,” “will,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the following factors:
•	Projected growth, overcapacity or contraction in the ethanol market in which we operate;

•	Fluctuations in the price and market for ethanol and distiller’s grains;

•	Changes in plant production capacity, variations in actual ethanol and distiller’s grains production from expectations or technical difficulties in operating the plant;

•	Availability and costs of products and raw materials, particularly corn and natural gas;

•	Changes in our business strategy, capital improvements or development plans for expanding, maintaining or contracting our presence in the ethanol market in which we operate;

•	Our ability to market and our reliance on third parties to market our products;

•	Changes in or elimination of governmental laws, tariffs, trade or other controls or enforcement practices such as:
-	national, state or local energy policy;

-	federal ethanol tax incentives;

-	legislation mandating the use of ethanol or other oxygenate additives;

-	state and federal regulation restricting or banning the use of methyl tertiary butyl ether (“MTBE”); or

-	environmental laws and regulations that apply to our plant operations and their enforcement;
•	Increased competition in the ethanol and oil industries;

•	Fluctuations in U.S. oil consumption and petroleum prices;

•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;

•	Anticipated trends in our financial condition and results of operations;

•	Changes and advances in ethanol production technology; and

•	Competition from alternative fuels and alternative fuel additives.
     Our actual results or actions could and likely will differ materially from those anticipated in the forward-looking statements for many reasons, including the reasons described in this report. We are not under any duty to update the forward-looking statements contained in this report. We cannot guarantee future results, levels of activity, performance or achievements. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report. You should read this report and the documents that we reference in this report and have filed as exhibits, completely and with the understanding that our actual future results may be materially different from what we currently expect. We qualify all of our forward-looking statements by these cautionary statements.

Overview
     Granite Falls Energy, LLC is a Minnesota limited liability company formed on December 29, 2000, for the purpose of constructing and operating an ethanol manufacturing facility on our 56-acre site located near Granite Falls, Minnesota. On November 13, 2005, we began plant operations and are currently producing fuel-grade ethanol and distiller’s grains for sale. Our plant has a production capacity of 50 million gallons per year, although our current environmental permits only allow us to produce up to 47.25 million gallons per year. We expect to fund our operations during the next 12 months using cash flow from continuing operations and our credit facilities.
     Our operating results are largely driven by the prices at which we sell ethanol and distiller’s grain and the costs related to their production. Historically, the price of ethanol has fluctuated with the price of petroleum-based products such as unleaded gasoline, heating oil and crude oil. The price of distiller’s grains is primarily influenced the price of corn as a substitute livestock feed. We expect these price relationships to continue for the foreseeable future. Our largest costs of production are corn, natural gas and manufacturing chemicals. The cost of corn is largely impacted by geopolitical supply and demand factors. Natural gas, manufacturing chemicals and denaturant pricing levels are tied directly to the overall energy sector, crude oil and unleaded gasoline.
     Since we only recently became operational, we do not yet have comparable income, production and sales data for the three months and six months ended April 30, 2006 from our previous fiscal year. Accordingly, we do not provide a comparison of our financial results between reporting periods in this report. If you undertake your own comparison of our second fiscal quarter of 2005 and our second fiscal quarter of 2006, it is important that you keep this in mind.
Results of Operations — Three Months Ended April 30, 2006
     During our first fiscal quarter ended January 31, 2006, we transitioned from a development stage company to an operational company. The following table shows the results of our operations for our second fiscal quarter ended April 30, 2006, and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations:

	Quarter Ended
	April 30, 2006
	(Unaudited)
Income Statement Data	Amount	Percent
Revenues	$21,728,672	100.0%

Cost of Sales	$12,699,756	58.4%

Gross Profit	$9,028,416	41.6%

Operating Expenses	$731,520	3.4%

Operating Income	$8,297,396	38.2%

Interest Expense	$(631,159)	(2.9)%

Government Programs and Other Income	$253,376	1.2%

Interest Income	$9,399	.04%

Net Income	$7,929,012	36.5%

Revenues
     Our revenues from operations come from two primary sources: ethanol sales and sales of distiller’s grains. For the three months ended April 30, 2006, our total revenues were $21,728,672. The following table shows the sources of our revenue:

		% of
Revenue Sources	Amount	Total Revenue
Ethanol Sales	$19,717,542	90.7%
Distiller’s Grain Sales	$2,011,130	9.3%

Total Revenues	$21,728,672	100.0%

     We expect the sale price of fuel ethanol to increase from current levels based on information from our marketer. See “Plan of Operations for the Next 12 Months—Trends and Uncertainties Impacting the Ethanol and Distiller’s Grains Industries and Our Revenues.” As a result, we expect the percentage of revenues from the sale of fuel ethanol to increase. We expect the percentage of revenue from the sale of distiller’s grains to decrease during the remainder of the fiscal year due to the increase in the price of fuel ethanol. We expect the sale price of distiller’s grain to be consistent during the remainder of the fiscal year.
Cost of Sales
     Cost of sales for our products for the three months ended April 30, 2006, was $12,699,756 or 58.4% of our revenue. We expect this percentage to change with the expected increase in fuel ethanol prices.
     We expect that cost of sales on a per gallon sold basis will be consistent during the remainder of the fiscal year. Our two largest costs of production are corn (54.2% of cost of sales for our quarter ended April 30, 2006) and natural gas (26.2% of cost of sales for our quarter ended April 30, 2006). Both of these costs are affected by factors largely out of our control. Corn costs significantly impact our cost of goods sold. The 2005 national corn crop was the second largest on record with approximately 11.1 billion bushels produced nationally. Higher production amounts allowed ethanol plants to purchase inexpensive corn throughout 2005, which widened profit margins for many ethanol plants in the current year. We expect corn prices to remain relatively low through our third fiscal quarter; however, variables such as rainfall, planting dates, and temperatures will likely cause market uncertainty and create corn price volatility as the growing season begins. Domestic and export demand for U.S. corn is at an all time high. Although carryout supplies for the 2006 marketing year appear adequate, any production shortfall during the 2006 growing season will create volatility and may increase our cost of corn. In addition, newly constructed ethanol plants and expansion of existing plants in our geographic area may lead to increased demand for corn, higher prices and possibly an inadequate supply of corn from local producers.
     Natural gas has recently been available only at prices exceeding historical averages. We expect continued volatility in the natural gas market. Global demand for natural gas is expected to continue to increase, which may further drive up prices. Any ongoing increases in the price of natural gas will increase our cost of production and may negatively impact our profit margins.
Operating Expense
     Our general and administrative operating expenses for the three months ended April 30, 2006, were equal to 3.4% of our revenue and totaled $731,520. We expect that general and administrative expenses will remain relatively constant for the rest of the fiscal year.
Government Programs
     Revenue from government programs for the three months ended April 30, 2006, equaled 1.2% of our revenue and totaled $253,240. The amounts recognized under the USDA Commodity Credit Corporation Bioenergy Program are based on our production of un-denatured ethanol and the amounts available under the program. The program is set to expire in September 2006, however, a notice has been issued that the program will terminate by

June 30, 2006, because funds are expected to be exhausted. As a result, we expect payments under the program to end at that time.
Interest Expense and Interest Income
     Interest expense for the three months ended April 30, 2006, was equal to 2.9% of our revenue and totaled $631,159. We expect this percentage to be consistent during the remainder of the fiscal year as the decreases in outstanding balances will be offset by increases in interest rates on variable rate debt.
Results of Operations — Six Months Ended April 30, 2006
     The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the six months ended April 30, 2006:

	Six Months Ended
	April 30, 2006
	(Unaudited)
Income Statement Data	Amount	Percent
Revenues	$35,698,835	100.0%

Cost of Sales	$24,430,095	68.4%

Gross Profit	$11,268,740	31.6%

Operating Expenses	$1,172,015	3.3%

Operating Income	$10,096,725	28.3%

Interest Expense	$(1,226,459)	(3.4)%

Government Programs and Other Income	$477,854	1.3%

Interest Income	$11,826	.03%

Net Income	$9,359,946	26.2%

Revenues
     For the six months ended April 30, 2006, we received approximately 90.4% of our revenue from the sale of fuel ethanol and approximately 9.6% of our revenue from the sale of distiller’s grains. We expect the sale price of fuel ethanol to increase from current levels based on information from our marketer. See “Plan of Operations for the Next 12 Months—Trends and Uncertainties Impacting the Ethanol and Distiller’s Grains Industries and Our Revenues.” As a result, we expect the percentage of revenues from the sale of fuel ethanol to increase. We expect the percentage of revenue from the sale of distiller’s grains to decrease during the remainder of the fiscal year due to the increase in the price of fuel ethanol. We expect the sale price of distiller’s grain to be consistent during the remainder of the fiscal year.
Cost of Sales
     Our cost of sales as a percentage of revenues was 68.4% for the six months ended April 30, 2006. We expect this percentage to change with the expected increase in fuel ethanol prices. We expect that cost of sales on a per gallon sold basis will be consistent during the remainder of the fiscal year. Our two largest costs of production are corn (55.3% of cost of sales for the six months ended April 30, 2006) and natural gas (27.3% of cost of sales for the six months ended April 30, 2006). Both of these costs are affected by factors largely out of our control. Corncosts significantly impact our cost of goods sold. The 2005 national corn crop was the second largest on record with approximately 11.1 billion bushels produced nationally. Higher production amounts allowed ethanol plants to purchase inexpensive corn throughout 2005, which widened profit margins for many ethanol plants in the current year. We expect corn prices to remain relatively low through our third fiscal quarter; however, variables such as rainfall, planting dates, and temperatures will likely cause market uncertainty and create corn price volatility as the growing season begins. Domestic and export demand for US corn is at an all time high. Although carryout supplies for 2006 marketing year appear adequate, any production shortfall during the 2006 growing season will create volatility and may increase our cost of corn. In addition, newly constructed ethanol plants and expansions of existing plants in our geographic area may lead to increased demand for corn, higher prices and possibly an inadequate supply of corn from local producers.
     Natural gas has recently been available only at prices exceeding historical averages. We expect continued volatility in the natural gas market. Global demand for natural gas is expected to continue to increase, which may further drive up prices. Any ongoing increases in the price of natural gas will increase our cost of production and may negatively impact our profit margins.
Operating Expense
     Our general and administrative operating expenses for six months ended April 30, 2006, were equal to 3.3% of our revenue and totaled $1,172,015. We expect that general and administrative expenses will remain relatively constant for the rest of the fiscal year.
Government Programs
     Revenue from government programs for the six months ended April 30, 2006, equaled 1.3% of our revenue and totaled $477,274. The amounts recognized under the USDA Commodity Credit Corporation Bioenergy Program are based on our production of un-denatured ethanol and the amounts available under the program. The program is set to expire in September 2006, however, a notice has been issued that the program will terminate by June 30, 2006, because funds are expected to be exhausted. As a result, we expect payments under the program to end at that time.
Interest Expense and Interest Income
     Interest expense for the six months ended April 30, 2006, was equal to 3.4% of our revenue and totaled $1,226,459. We expect this percentage to be consistent during the remainder of the fiscal year as the decreases in outstanding balances will be offset by increases in interest rates on variable rate debt.
Plan of Operations for the Next 12 Months
     We expect to spend the next 12 months engaging in the production of ethanol and distiller’s grains at our plant. We will continue to focus our attention on two main areas: (i) ensuring the plant is operating as efficiently as possible; and (ii) cost-effective purchasing of important manufacturing inputs such as corn and natural gas. In addition, we expect to receive amended environmental permits that will allow us to operate at our full production capacity.
Plant Construction Activity
     Construction of our plant was completed in early November 2005 and operations began on November 13, 2005. Our final contract price with applicable change orders with Fagen, Inc. totaled $49,170,575 to build our plant. As of April 30, 2006, we have incurred all of the construction costs related to this contract of which $87,485 is included in payables to construction contractors. This amount will be paid to Fagen upon determination of final costs incurred by the Company related to a warranty issue.
Permitting
     We have obtained the required air, water, construction and other permits necessary to construct and operate the plant. Our permits allow us to operate up to 47.25 million gallons per year, which is less than our production capacity of 50 million gallons per year. In addition, some of our permits require additional action in order for us to increase our production efficiency or maintain compliance with applicable environmental laws and regulations. During the next twelve months, we expect to work on the following permitting activities:
     SPCC and RMP. We have prepared a Spill Prevention Control and Countermeasures (“SPCC”) plan and a Process Hazard Analysis. We must also prepare a Risk Management Plan (“RMP”). We will complete the Risk Management Plan with assistance from Glacial Lakes personnel by November 2006 (twelve months after the start-up of the plant). These items are required by the Environmental Protection Agency and enforced by the MPCA.
     Air Permits. Our current Air Emissions Permit and National Pollution Discharge Elimination System (“NPDES”) Permit allows the Company to operate at a rate of 45 million gallons per year of undenatured ethanol (“200 proof”) or 47.25 million gallons per year of fuel ethanol. In June 2005, we applied for amendments to both permits to allow us to operate at a rate of 60 million gallons of undenatured ethanol or 63 million gallons per year of fuel ethanol. These applications are currently under review by the MPCA and the Attorney General for the State of Minnesota. During the period the amendments were open for public comment, an environmental group submitted a letter challenging several aspects of our NPDES permit. MPCA is reviewing the claims made in the letter and is preparing a response to the environmental group. We expect to receive the Air Emissions Permit amendment by the end of June 2006 and the NPDES Permit amendment by the end of August 2006; however, there is no guarantee that we will receive the amendments or that the amendments will be received by the expected dates. Under both the current Air Emissions Permit and the anticipated amended Air Emissions Permit, we were required to conduct emissions testing within 180 days of plant start-up. We performed the compliance testing in mid-April and we were in full compliance with the rate of the amended Air Emissions Permit level.
     Water Permits. We obtained a three-year conditional, 240 million gallon per year water appropriation permit from the Minnesota Department of Natural Resources, which will remain in effect through December 31, 2008. We will obtain the water to operate our plant from wells located approximately one and one-half miles from our plant. As part of the application process, we conducted drawdown tests for the wells which indicated that the wells contain a sufficient supply of water for our purposes. As a condition of the water appropriations permit, we are required to frequently monitor the static water level in our wells and the wells of adjacent property owners. While we are in compliance with the terms of our conditional water appropriation permit, our recent monitoring activities indicate that the water level of our wells has decreased more than expected since plant operations commenced in November of 2005. If the wells continue to be adversely impacted by our operations, we will need to locate additional water supply sources.
     Based on the current levels in the wells and to provide a redundant source of water, we have started the engineering and permitting process to obtain water from the Minnesota River. We have applied to the Army Corps of Engineers for a permit to draw water from the river and exepct to receive the permit by the end of June 2006. Based on preliminary engineering work, we have determined that it will cost approximately $1,900,000 to build an intake structure in the river and build the water pipeline to the plant. We have easements with two landowners that would allow us to bring the water pipeline across their property to the plant. In order to use river water in our production process, we will have to add additional water treatment equipment which is estimated to cost between $3,500,000 and $4,000,000. The current plan is to have the new water pipeline and water treatment equipment operational by December 2006 and to fund these expenditures from cash flow from current operations. We are also investigating ways to receive water from the City of Granite Falls.
     Our current and expected amended NPDES permit will be in effect through December 2008. We have requested and expect to receive a variance from MPCA by the end of August 2006 for certain minerals that are in the water that we discharge into a local creek. We have been informed by MPCA that we will not receive the same variance when our NPDES permit comes up for renewal in 2008 unless we make significant changes to our process and be subject to much higher standards for water discharge. This will require us to find new ways to treat all of the water that comes from our plant to be discharged or find a process that does not require water to be discharged. This could be done with new water treatment equipment as described above, which would allow us to treat and re-use water. There is also a possibly that we could contract with the City of Granite Falls for the treatment of some or all of our discharge water.

Contracting Activity
     Management, Supply and Marketing Agreements. We have secured all of the material contracts necessary to operate our ethanol plant. Glacial Lakes managed plant construction and is currently managing plant operations. Under our Operating and Management Agreement with Glacial Lakes, we pay Glacial Lakes $35,000 per month plus an annual payment equal to 3% of the plant’s net income from operations.
     Farmers Cooperative Elevator Company supplies our corn. Aventine Renewable Energy markets our ethanol and Commodity Specialists Company markets our distiller’s grains by rail and truck. Our contracts with these related parties are critical to our success, and we are very dependent on each of these companies. We are independently marketing a portion of our distiller’s grains to local markets; however, if local markets do not supply competitive prices, we may choose to market all of our distiller’s grains through Commodity Specialists Company.
     Natural Gas. We are using various natural gas vendors to supply the natural gas necessary to operate the plant. U.S. Energy assists us with sourcing natural gas through various vendors. We determined that sourcing our natural gas from a variety of vendors may prove more cost-efficient than using an exclusive supplier.
     Rail Service. Our ethanol and distiller’s grains marketing firms continue to discuss rail service and freight rates on our behalf with both the TC&W Railroad and the Burlington Northern Santa Fe Railroad.
     Railcar Lease. On October 3, 2005, we entered into a lease agreement with Trinity Industries Leasing Company (“Trinity”) for 75 hopper cars to transport distiller’s grains by rail. The lease is for a 5-year period which commenced with delivery and inspection of the cars from October 2005 to December 2005. Granite Falls will pay Trinity $673.00 per month, plus $0.03 for each mile traveled in excess of 36,000 miles per year. As a condition of the lease, Granite Falls provided a standby letter of credit to Trinity for $281,250, which is approximately six months of lease payments. This amount will be outstanding until Granite Falls has met Trinity’s credit standards, which is expected to occur after Granite Falls has made a full year of payments on a timely basis.
Agreement with Gopher State Ethanol, LLC
     Gopher State is a debtor in possession under Chapter 11 of the U.S. Bankruptcy Code. Before its bankruptcy, it was an ethanol plant located in St. Paul, Minnesota and was entitled to ethanol producer incentive payments pursuant to Section 41A.09 of the Minnesota Statutes. Because it no longer produces ethanol, Gopher State is not entitled to incentive payments at this time. Our intent is to qualify Gopher State to receive ethanol producer payments, however we cannot be certain that the agreement will achieve the desired result.
     On May 3, 2005, we entered into an agreement with Gopher State for the purpose of participating in the Minnesota ethanol producer incentive payments that Gopher State is entitled to receive. All of our obligations under this agreement are subject to certain conditions that must be fulfilled prior to our obligation to perform. The agreement provides that if we are successful in receiving ethanol producer incentive payments, we will pay to Gopher State’s unsecured creditors 50% of any payments we receive resulting from Gopher State’s future ethanol production at our facility. In exchange, Gopher State’s unsecured creditors will agree to release and discharge any and all claims against Gopher State.
     On April 13, 2006, pursuant to our agreement regarding plan of reorganization with Gopher State, we executed a lease agreement with our wholly-owned subsidiary, GS Acquisition, Inc., under which we leased all of our operating assets to GS Acquisition. We then executed articles of merger, a plan of merger and a certificate of merger with Gopher State. Under the merger agreement, GS Acquisition was merged with and into Gopher State, at which time, the separate corporate existence of GS Acquisition ceased. All outstanding equity interest in Gopher State was cancelled. One hundred percent (100%) of the outstanding equity interest in GS Acquisition was converted into one hundred percent (100%) of the outstanding equity interest in Gopher State. As such, Gopher State has survived as our wholly-owned subsidiary and is leasing all of our operating assets. The lease has a 10 year term with monthly payments of $800,000. However, the lease becomes effective as of the date the permits and licenses required to operate the plant and equipment are issued to the lessor and lessee in the name of both parties. As of April 30, 2006, the required permits and licenses have not been received and, accordingly, no monthly payments have been made.
     There is no assurance, and we cannot guarantee that, even though the plan of reorganization has been approved by the Bankruptcy Court, the State of Minnesota will agree to pay the Minnesota ethanol producer incentive payments to Gopher State based upon its operation and production of ethanol at our facility.

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
     We may choose not to commence legal proceedings, or the legal proceedings may not be successful in obtaining a portion or the full amount of ethanol producer incentive payments to which Gopher State could receive. In addition, we expect to incur legal costs and expenses in connection with any legal proceedings to enforce Gopher State’s rights to the ethanol producer incentive payments. If the legal proceedings are ultimately unsuccessful, we may not be able to offset these legal costs and expenses against any ethanol producer incentive payments.
Operating Budget and Financing of Plant Operations
     We expect to have sufficient cash from cash flow generated by plant operations, current cash reserves, our senior credit facility and other sources of debt financing to cover our operating costs over the next 12 months, including the cost of corn and natural gas supplies, other production costs, staffing, office, audit, legal, compliance and working capital costs. We estimate that our total operating costs and expenditures for the next 12 months will be $66,580,000. This estimate is based on our limited operational experience and that of our general contractor with other ethanol plants similar to ours. This is only an estimate and our actual expenses and costs could be much higher due to a variety of factors outside our control, such as:
•	Changes in the availability and price of corn;

•	Changes in federal ethanol tax incentives;

•	Changes in the environmental regulations that apply to our plant operations;

•	Increased competition in the ethanol industry;

•	Changes in interest rates or the availability of credit;

•	Changes in our business strategy, capital improvements or development plans;

•	Changes in plant production capacity or technical difficulties in operating the plant;

•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;

•	Changes in the availability and price of natural gas;

•	Increases or decreases in the supply and demand for distiller’s grains; and

•	Changes and advances in ethanol production technology
Employees
     As of the date of this report, we have filled all of the positions necessary to operate our plant and perform administrative functions by hiring 32 employees. Four of these employees are involved primarily in management and administration. The remaining 28 employees are primarily involved in plant operations. Our employees underwent training at Glacial Lakes Energy.
     In addition to our 32 employees, Glacial Lakes provide 6 management positions to our plant pursuant to our operating and management agreement with Glacial Lakes. Glacial Lakes provides its own personnel to act as part-time contract officers and managers of our plant for the positions of Chief Executive Officer or General Manager; Chief Financial Officer; Commodities Manager; Environmental, Health and Safety Manager and Director of Operations. All of these positions are compensated by Glacial Lakes.
Trends and Uncertainties Impacting the Ethanol and Distiller’s Grains Industries and Our Revenues
     Now that our plant is operational, our revenues primarily consist of sales of the ethanol and distiller’s grains we produce. Ethanol sales constitute the majority of our revenues. Beginning in September 2005, the demand for ethanol increased relative to supply causing upward pressure on ethanol market prices. During April 2006, prices for ethanol increased dramatically due to the start of a new marketing period as fixed price contracts at lower prices ended in March 2006. Increased demand, firm crude oil and gas markets, increased public acceptance of ethanol, and positive political signals have all contributed to a strengthening of ethanol prices. In order to sustain these higher price levels however, management believes the industry will need to continue to grow demand to offset the increased supply brought to the market place by additional production.
     We also expect that use of ethanol as a fuel oxygenate may increase due to decreased use of MTBE, the primary competitor of ethanol as a fuel oxygenate. Although the Energy Policy Act of 2005 did not impose a national ban of MTBE, the Act’s failure to include liability protection for manufacturers of MTBE could result in refiners and blenders using ethanol as an oxygenate rather than MTBE to satisfy the Clean Air Act’s reformulated gasoline oxygenate requirement. While this may create some additional demand, the Act repealed the Clean Air Act’s 2% oxygenate requirement, as effective nationwide May 5, 2006. However, the Clean Air Act also contains an oxygenated fuel requirement for areas classified as carbon monoxide non-attainment areas. These areas are required to establish an oxygenated fuels program for a period of no less than three months each winter. The minimum oxygen requirement for gasoline sold in these areas is 2.7% by weight. This is the equivalent of 7.7% ethanol by volume in a gasoline blend. This requirement was unaffected by the Act and a number of states, including California, participate in this program. As a result, demand for ethanol in these areas during the winter months may increase and positively effect ethanol prices.
     In addition, we expect ethanol prices will be positively impacted by blenders and refineries increasing their use of ethanol in response to environmental liability concerns about MTBE and increased consumer acceptance and exposure of ethanol. For instance, if gasoline prices continue to trend higher, consumers will look for lower priced alternative fuels. The Consumer Federation of America recently published a report that states that consumers could save up to $0.08 per gallon at the pump if ethanol were blended at a rate of 10%. Since ethanol blended fuel is a cheaper alternative for consumers, the demand for such ethanol blended fuel could increase, thus increasing the overall demand for ethanol. This could positively affect our earnings. However, the recent voluntary shift away from MTBE to ethanol has put increased focus on America’s ethanol and gasoline supplies. Although the Energy Policy Act of 2005 effectively eliminated reformulated gas (“RFG”) requirements with the enactment of the national renewable fuel standard, federal air quality laws in some areas of the country still require the use of RFG. On April 25, 2006, President Bush announced that he has asked Stephen Johnson, the EPA Administrator, to grant temporary RFG waivers to areas that need them to relieve critical fuel supply shortages. Such waivers may decrease the demand for ethanol, thus driving down the price of ethanol. In addition, a greater supply of ethanol on the market from additional plants and plant expansions could reduce the price we are able to charge for our ethanol, especially if supply outpaces demand.
     Legislation was recently introduced in the Senate and House that would strike the $0.54 secondary tariff on imported ethanol due to concerns that the recent spikes in retail gasoline prices are a result of ethanol supplies. The proposed legislation seems misguided in light of recent reports by the Energy Information Administration (“EIA”). The EIA estimates that 130,000 barrels per day of ethanol will be needed to replace the volume of MTBE refiners have chosen to remove from the gasoline pool. The most recent EIA report shows that U.S. ethanol production has soared to 302,000 barrels per day in February, which is enough ethanol to meet the new MTBE replacement demand while continuing to supply existing markets. Further, ethanol production capacity continues to increase as new plants come on-line. Nevertheless, if the legislation is passed, the price of ethanol may decrease, negatively affecting our earnings.
     The Act also expands standards determining who qualifies as a small ethanol producer for purposes of the small ethanol producer tax credit. Historically, small ethanol producers were allowed a 10-cent per gallon production income tax credit on up to 15 million gallons of production annually. The size of the plant eligible for the tax credit was limited to 30 million gallons. Under the Act, the size limitation on the production capacity for small ethanol producers increases from 30 million gallons per year to 60 million gallons per year. The credit can be taken on the first 15 million gallons of production. The tax credit is capped at $1.5 million per year per producer. The credit is effective for taxable years ending after the date of enactment through 2008. Since we expect to now qualify as a small ethanol producer under the Act, we expect to be eligible for this tax credit this taxable year and to pass this credit onto our members.

     Demand for ethanol may also increase as a result of increased consumption of E85 fuel. E85 fuel is a blend of 70% to 85% ethanol and gasoline. According to the Energy Information Administration, E85 consumption is projected to increase from a national total of 11 million gallons in 2003 to 47 million gallons in 2025. E85 is also used as an aviation fuel and as a hydrogen source for fuel cells. In the U.S., there are currently about 5 million flexible fuel vehicles capable of operating on E85 and 650 retail stations supplying it. Automakers have indicated plans to produce an estimated 2 million more flexible fuel vehicles per year.
     Ethanol production continues to grow as additional plants become operational. According to the Renewable Fuels Association (as of June 1, 2006), there are currently 101 ethanol plants in operation nationwide that have the capacity to annually produce approximately 4.80 billion gallons. In addition, there are 32 new ethanol plants and 6 expansions of existing ethanol plants under construction, constituting another 1.97 billion gallons of annual capacity. In addition, ADM has recently announced its plan to add 550 million gallons of ethanol production and Aventine has recently announced its plan to add 220 million gallons of ethanol production, clearly indicating its desire to maintain a significant share of the ethanol market. Since our current national ethanol production capacity exceeds the 2006 RFS requirement, it is management’s belief that other market factors are primarily responsible for current ethanol prices. Accordingly, it is possible that the RFS requirements may not significantly impact ethanol prices in the short-term. However, the RFS requirement of 7.5 billion gallons by 2012 is expected to support ethanol prices in the long-term. A greater supply of ethanol on the market from these additional plants and plant expansions could reduce the price we are able to charge for our ethanol. This may have a negative impact on our revenues.
     Demand for ethanol has been supported by higher oil prices and by clean air standards mandated by federal agencies that have required highly populated areas to blend ethanol into their gasoline supplies as an oxygenate. The intent of the air standards is to reduce harmful emissions into the atmosphere. These mandates have been challenged in several metropolitan areas, and are currently being reviewed by the courts. In the future, the combination of additional supply, successful challenges to the clean air standards and stagnant or reduced demand may damage our ability to generate revenues and maintain positive cash flows.
     Consumer resistance to the use of ethanol may affect the demand for ethanol which could affect our ability to market our product and reduce the value of your investment. Certain individuals believe that use of ethanol will have a negative impact on prices at the pump. Many also believe that ethanol adds to air pollution and harms car and truck engines. Still other consumers believe that the process of producing ethanol actually uses more fossil energy, such as oil and natural gas, than the amount of energy in the ethanol produced. These consumer beliefs could potentially be wide-spread. If consumers choose not to buy ethanol, it would affect the demand for the ethanol we produce which could negatively affect our ability sell our product and negatively affect our profitability.
     We also sell dried distiller’s grains. Prices for distiller’s grains were lower in early 2006 than in early 2005, due in part to lower prices for competing feeds, such as corn. Increased ethanol production has led to increased availability of the co-product. Continued increased supply of dried distiller’s grains on the market from other ethanol plants could reduce the price we will be able to charge for our dried distiller’s grains. This could have a negative impact on our revenues. During the first six months of our fiscal year, prices for distiller’s grains in our local market have remained constant or have increased as more users of animal feed (for cattle, poultry and swine) are familiar with distiller’s grains and incorporate the co-product in their rations instead of using corn.
Trends and Uncertainties Impacting the Corn and Natural Gas Markets and Our Cost of Goods Sold
     The cost of our goods consists primarily of costs relating to the corn and natural gas supplies necessary to produce ethanol and distiller’s grains for sale. We grind approximately 1,500,000 bushels of corn each month. Corn yields nationwide have been better than expected, which may lead to an excess supply of corn and low corn prices as a result. However, increasing demand for corn from increased ethanol production or other changes in demand could keep corn prices higher than currently anticipated. Increases in corn prices may negatively impact our profitability by increasing our cost of goods and reducing our net operating income. We attempt to use hedging strategies to minimize our exposure to corn price movements; however, there is no guarantee or assurance that our hedging strategies will be effective.
     Natural gas is also an important input commodity to our manufacturing process. Our natural gas usage is approximately 125,000 million British thermal units (mmBTU) per month. We use natural gas to (a) operate a boiler that provides steam used in the production process, (b) operate the thermal oxidizer that helps us comply with emissions requirements, and (c) dry our distiller’s grain products to moisture contents at which they can be stored for long periods of time, and can be transported greater distances. Recently, the price of natural gas has followed other energy commodities to historically high levels. Current natural gas prices are considerably higher than the 10-year average. Global demand for natural gas is expected to continue to increase, further driving up prices. As a result, we expect natural gas prices to remain higher than average in the short to mid term. Increases in the price of natural gas increases our cost of production and negatively impacts our profit margins. We have secured a marketing firm and an energy consultant for our natural gas procurement, and will work with them on an ongoing basis to mitigate our exposure to volatile gas prices.
Commodity Price Risk Protection
     We seek to minimize the risks from fluctuations in the prices of corn, ethanol and natural gas through the use of derivative instruments. In practice, as markets move, we actively manage our risk and adjust hedging strategies as appropriate. Although we believe our hedge positions accomplish an economic hedge against our future purchases, we do not use hedge accounting which would match the gain or loss on our hedge positions to the specific commodity purchase being hedged. We are using fair value accounting for our hedge positions, which means that as the current market price of our hedge positions changes, the gains and losses are immediately recognized in our cost of goods sold. The immediate recognition of hedging gains and losses under fair value accounting can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged. As of April 30, 2006, the fair values of our derivative instruments are reflected as an asset in the amount of $1,838,997. There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of corn, ethanol or natural gas. However, it is likely that commodity cash prices will have the greatest impact on the derivative instruments with delivery dates nearest the current cash price. As we move forward, additional protection may be necessary. As the prices of these hedged commodities move in reaction to market trends and information, our statement of operations will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for the Company.
     As of April 30, 2006, the Company has entered into derivative instruments to hedge (a) 7,750,000 bushels of its future corn purchases through June 2007, (b) 756,000 gallons of its future fuel ethanol sales through December 2006 and (c) 1,180,000 mmBTU of its future natural gas purchases through March 2007. The Company has used various option contracts as vehicles for these hedges.
     The hedge accounts are reported at fair value as designated by the broker. The Company has categorized the cash flows related to the hedging activities in the same category as the item being hedged. As of April 30, 2006, no derivative contracts were designated as hedges and all changes in market value have been recognized in the statement of operations. For the three months ended April 30, 2006, the following amounts were recognized:

Increase (decrease) in revenues from ethanol sales	$(126,687)
(Increase) decrease in cost of corn ground	107,718
(Increase) decrease in cost of natural gas used	(724,853)
Critical Accounting Estimates
     Management uses estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. The fair value of our cash and equivalents and derivative instruments approximates their carrying value. It is not currently practicable to estimate the fair value of our long-term debt since these agreements contain unique terms, conditions, and restrictions, which were negotiated at arm’s length, there is no readily determinable similar instrument on which to base an estimate of fair value.

Liquidity and Capital Resources
Short-Term Debt Sources
     The Company entered into a Loan Agreement with First National Bank of Omaha (the “Bank”) for the purpose of funding a portion of the cost of the fuel ethanol plant. Under the Loan Agreement, the Company has a revolving line of credit with a maximum of $3,500,000 available and is secured by substantially all of the Company’s assets. Interest is charged at one-month London Inter-Bank Offering Rate (“LIBOR”) plus 3.50% or 8.34875% at April 30, 2006. There was no balance outstanding on this revolving line of credit at April 30, 2006. Effective with the initial advance in July 2005, the Company pays an unused commitment fee of 0.375% per annum on the unused portion of the revolving line of credit. The revolving line of credit expires on March 30, 2007.
     The amount available under the revolving line of credit is determined by a borrowing base calculation based on qualifying receivables and inventory.
     Under the Loan Agreement, we have a facility for the issuance of up to $1,000,000 in stand-by letters of credit.
Long-Term Debt Sources
     Note Payable to Bank. Under the Loan Agreement, the Bank provided a construction loan for approximately $34,000,000 that was converted to term loans on March 10, 2006.
     Substantially all assets and contract rights of the Company are pledged as security under the Loan Agreement. The Loan Agreement and the related mortgage documents contain reporting requirements and restrictive loan covenants, which require the maintenance of various financial ratios, minimum working capital and allow distributions to unitholders of up to 65% of annual net income without Bank approval.
     The Loan Agreement included due diligence, negotiation, and commitment fees of $305,000 (paid at the closing of the Loan Agreement) and an annual servicing fee of $30,000 (first charged when the construction loan was converted to the term loans, which occurred on March 10, 2006). Additionally, the Company will pay the Bank, quarterly, an unused commitment fee equal to 0.375% per annum on the unused portion of the $5,000,000 long-term revolving note beginning on March 10, 2006.
     Under the construction loan, the Company was to make quarterly interest payments at a variable interest rate equal to one-month LIBOR plus 3.50% until March 10, 2006. The amounts borrowed under the construction loan matured and converted into three term loans aggregating up to $34,000,000 on March 10, 2006.
     The maturity date of each term loan will be March 10, 2011, and interest accrues on each term loan at a variable rate at April 30, 2006, as follows:

Swap Note	Three-month LIBOR plus 3.00% or 7.88000%
Long-Term Revolver	One-month LIBOR plus 3.50% or 8.34875%
Variable Note	Three-month LIBOR plus 3.50% or 8.38000%
     In addition to regular principal and interest payments on the term loans that start on June 10, 2006, the Company is required to make an additional principal payment to the Bank of 15% of its “excess cash flow” on an annual basis.
     Under the Long-Term Revolver, the Company has the ability to re-borrow any amounts paid on the $5,000,000 facility during the term of the loan.
     On January 6, 2005, the Company entered into an interest rate swap agreement with the Bank (as required under the Loan Agreement) in order to change the interest rate on some of the anticipated borrowings from a variable rate to a fixed rate. Under the interest rate swap, the Company will pay the Bank the quarterly difference between interest charged at a fixed rate of 7.69% and the variable rate of three-month LIBOR plus 3.00% on the

“notional” amount of $17,000,000, which was 7.8800% at April 30, 2006. The “notional” balance under the interest rate swap will match the principal balance of one of the Swap Note mentioned above. The interest rate swap became effective on September 10, 2005, and will terminate on March 10, 2011.
     Under the Loan Agreement, the interest rate on the revolving line of credit, the Long-Term Revolver and the Variable Note can be reduced based on achieving certain defined debt-to-equity ratio levels on or after September 10, 2006. Once the required ratios are met, the change in the interest rate occurs at the start of the next “interest” period for the applicable note.
     EDA Loans. On February 1, 2006, the Company signed a Loan Agreement with the City of Granite Falls, Minnesota (“EDA Loan Agreement”) for amounts to be borrowed from several state and regional economic development agencies. The amounts are as follows:

City of Granite Falls / Minnesota Investment Fund (“MIF”):
Amount:	$500,000
Interest Rate:	1.00%
Principal and Interest Payments:	Semi-Annual
Maturity Date:	June 15, 2014

Western Minnesota Revolving Loan Fund (“RLF”):
Amount:	$100,000
Interest Rate:	5.00%
Principal and Interest Payments:	Semi-Annual
Maturity Date:	June 15, 2016

Chippewa County:
Amount:	$100,000
Interest Rate:	3.00%
Principal and Interest Payments:	Semi-Annual
Maturity Date:	June 15, 2021
     Amounts borrowed under the EDA Loan Agreements are secured by a second mortgage on all of the assets of the Company.
Grants and Government Programs
For the three months and six months ended April 30, 2006, the Company recognized $253,240 and $477,274, respectively, of income from the USDA Commodity Credit Corporation Bioenergy Program. The amounts recognized under the program are based on our production of un-denatured ethanol and the amounts available under the program. The program is set to expire in September 2006, however, a notice has been issued that the program will terminate by June 30, 2006, because funds are expected to be exhausted. As a result, we expect payments under the program to end at that time.
Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements.
Item 3. Controls and Procedures.
     Our management, including our Chief Executive Officer and General Manager (the principal executive officer), Thomas Branhan, along with our Chief Financial Officer (the principal financial officer), Michael Nealon, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2006. Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
     Our management, including our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of April 30, 2006, and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     None.
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     None.
Item 5. Other Information.
     None.
Item 6. Exhibits. The following exhibits are included herein:

Exhibit No.	Exhibit
2.1	Plan of merger between GS Acquisition, Inc. and Gopher State Ethanol, LLC dated April 13, 2006.

10.1	Lease agreement between Granite Falls Energy, LLC and GS Acquisition, Inc. dated April 13, 2006.

10.2	Loan agreement between the City of Granite Falls, MN and Granite Falls Energy, LLC dated February 1, 2006.

10.3	Promissory note to the City of Granite Falls, MN dated February 1, 2006.

10.4	Statutory mortgage in favor of the City of Granite Falls, MN dated February 1, 2006.

10.5	Joint powers and participation agreement dated February 1, 2006

10.6	Termination of development agreement dated February 1, 2006.

31.1	Certificate Pursuant to 17 CFR 240.13a-14(a).

Exhibit No.	Exhibit
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a).

32.1	Certificate Pursuant to 18 U.S.C. § 1350.

32.2	Certificate Pursuant to 18 U.S.C. § 1350.
SIGNATURES
     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRANITE FALLS ENERGY, LLC
/s/ Thomas Branhan
June 12, 2006	Thomas Branhan
General Manager/CEO

/s/ Michael Nealon
June 12, 2006	Michael Nealon
Chief Financial Officer