Form 10QSB
period 2006-07-31
Granite Falls Energy, LLC
filed 2006-09-14
CIK 1181749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal quarter ended July 31, 2006.
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
☐ Yes ☑ No
State the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date: As of August 31, 2006, there were 31,156 units outstanding.
Transitional Small Business Disclosure Format (Check one):
☐ Yes ☑ No

PART I — FINANCIAL INFORMATION
Item 1. Financial Information.
GRANITE FALLS ENERGY, LLC
Condensed Consolidated Balance Sheet

July 31,
2006

(unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$848,335
Restricted cash	222,139
Accounts receivable — trade	4,751,537
Accounts receivable — government programs	278,255
Inventory	2,450,170
Derivative instruments	2,991,614
Prepaid expenses and other current assets	394,315

Total Current Assets	11,936,365

Property and Equipment
Land and improvements	2,434,133
Railroad improvements	1,586,830
Process equipment and tanks	52,702,791
Construction in process	801,828
Administration building	225,205
Office equipment	137,805
Rolling stock	495,999

58,384,590
Less accumulated depreciation	4,032,479

Net Property and Equipment	54,352,111

Other Assets
Deferred financing costs, net	489,022

Total Other Assets	489,022

Total Assets	$66,777,499

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities
Current portion of Long-Term Debt	3,193,317
Accounts payable	898,924
Corn payable to FCE	783,090
Payable to construction contractors	87,485
Accrued liabilities	391,985

Total Current Liabilities	5,354,800

Long-Term Debt, less current portion	20,867,677

Commitments and Contingencies

Members’ Equity
Member contributions, 31,156 units outstanding	30,250,778
Retained earnings	10,304,243

Total Members’ Equity	40,555,022

Total Liabilities and Members’ Equity	$66,777,499

Notes to Condensed Consolidated Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC
Condensed Consolidated Statements of Operations

	Three Months	Three Months
	Ended	Ended
	July 31,	September 30,
	2006	2005
	(Unaudited)	(Unaudited)

Revenues	$28,877,087	$—

Cost of Goods Sold	14,282,353	120,114

Gross Profit	14,594,734	(120,114)

Operating Expenses	979,620	177,722

Operating Income (Loss)	13,615,114	(297,836)

Other Income (Expense):
Interest income	80,373	1,272
Interest expense	(552,390)	(8,063)
Change in value of hedging instruments	—	(1,025,576)
Government Programs and other income	191,539	—

Total Other Income (Expense), net	(280,478)	(1,032,367)

Net Income (Loss)	$13,334,637	$(1,330,203)

Weighted Average Units Outstanding	31,156	31,156

Net Income (Loss) Per Unit	$428.00	$(42.69)

Notes to Condensed Consolidated Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC
Condensed Consolidated Statements of Operations

	Nine Months	Nine Months
	Ended	Ended
	July 31,	September 30,
	2006	2005
	(Unaudited)	(Unaudited)

Revenues	$64,287,336	$—

Cost of Goods Sold	38,423,862	120,114

Gross Profit	25,863,474	(120,114)

Operating Expenses	2,151,635	437,971

Operating Income (Loss)	23,711,839	(558,085)

Other Income (Expense):
Interest income	92,199	117,369
Interest expense	(1,778,850)	(10,246)
Change in value of hedging instruments	—	(1,025,576)
Government Programs and other income	669,394	—

Total Other Income (Expense), net	(1,017,258)	(918,453)

Net Income (Loss)	$22,694,581	$(1,476,538)

Weighted Average Units Outstanding	31,156	31,142

Net Income (Loss) Per Unit	$728.42	$(47.41)

Notes to Condensed Consolidated Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC
Condensed Consolidated Statements of Cash Flows

	Nine Months	Nine Months
	Ended	Ended
	July 31,	September 30,
	2006	2005
	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities:
Net income (loss)	$22,694,581	$(1,476,538)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Depreciation and amortization	4,025,297	10,216
Change in value of hedging instruments	(133,321)	1,025,576
Changes in assets and liabilities:
Derivative instruments	(1,958,937)	(1,420,000)
Receivables	(5,029,792)	—
Inventory	(2,433,564)	—
Prepaid expenses	(289,259)	(15,494)
Interest receivable	—	7,277
Accounts payable	812,415	(186,923)
Accrued liabilities	222,169	280,882

Net Cash Provided by (Used in) Operating Activities	17,909,588	(1,775,004)

Cash Flows from Investing Activities:
Capital expenditures	(2,151,481)	(129,806)
Land	—	(285)
Construction payable	(4,986,127)	—
Construction in process	(3,631,644)	(36,926,045)

Net Cash Used in Investing Activities	(10,769,251)	(37,056,136)

Cash Flows from Financing Activities:
Net proceeds on short-term notes payable	15,262,475	17,001,233
Proceeds from long-term debt	700,000	—
Net payments on long-term revolver	(5,000,000)	—
Scheduled principal payments on long-term debt	(1,152,104)	—
Additional principal payments on long-term debt	(5,000,000)	—
Net proceeds payments on revolving line of credit	(1,090,000)	1,040,000
Distributions paid	(9,999,830)	—
Payments for deferred financing costs	(17,073)	(118,885)

Net Cash Provided by (Used in) Financing Activities	(6,296,532)	17,922,348

Net Increase (Decrease) in Cash and Cash Equivalents	843,805	(20,908,792)

Cash and Cash Equivalents — Beginning of Period	4,530	21,157,557

Cash and Cash Equivalents — End of Period	$848,335	$248,765

— Continued —
Notes to Condensed Consolidated Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC
Condensed Consolidatd Statement of Cash Flows (continued)

	Nine Months	Nine Months
	Ended	Ended
	July 31,	September 30,
	2006	2005
	(Unaudited)	(Unaudited)
Supplemental Cash Flow Information

Cash paid during the period for:
Interest expense	$1,554,146	$19,994

Capitalized interest	$54,141	$—

Supplemental Disclosure of Noncash Investing, Operating and Financing Activities

Construction costs in construction payable	$87,485	$4,415,673

Member units exchanged for land costs	$—	$39,000

Forgiveness of long-term debt	$47,800	$—

Notes to Condensed Consolidated Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 31, 2006
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited condensed consolidated financial statements of Granite Falls Energy, LLC and Subsidiary have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As used in this report in Form 10-QSB, the “Company” represents Granite Falls Energy, LLC (“GFE”) and its wholly-owned subsidiary Gopher State Ethanol, LLC (“GSE”).
Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been consolidated or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements for the year ended October 31, 2005, contained in the Company’s annual report on Form 10-KSB for 2005.
In the opinion of management, the interim consolidated financial statements reflect all adjustments considered necessary for fair presentation. The adjustments made to these statements consist only of normal recurring adjustments. The results reported in these condensed consolidated financial statements should not be regarded as necessarily indicative of results that may expected for the entire year.
Nature of Business
Granite Falls Energy, LLC was originally organized to fund and construct a 40 million gallon per year ethanol plant on its location near Granite Falls, Minnesota with distribution to upper Midwest states. The Board of Governors of the Company has increased the plant size to be capable of producing up to 50 million gallons of ethanol per year. The Company’s operations permit allowed for the production of up to 47.25 million gallons of ethanol on an annualized basis through August 8, 2006. Effective August 9, 2006, the Company received an amendment to its permit to allow for production of up to 52.60 million gallons of ethanol on an annualized basis. The Company expects to increase the amount of ethanol produced above the existing nameplate in order to reach the plant’s capacity. The Company is currently in the process of amending this permit to produce up to 60 million gallons of ethanol annually. In addition, the Company produces and sells distillers dried grains as a co-product of fuel ethanol production. The plant began operating on November 13, 2005.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of Granite Falls Energy, LLC and its wholly-owned subsidiary, Gopher State Ethanol, LLC. All significant intercompany balances and transactions are eliminated in consolidation.
Fiscal Reporting Periods
The Company originally adopted a fiscal year ending December 31 for reporting financial operations. On April 28, 2005, members holding a majority of the Company’s outstanding limited liability company membership units voted to approve a change in the Company’s fiscal year end from December 31 to October 31, effective as of April 28, 2005. In July 2005, the Company received approval from the Internal Revenue Service to change the fiscal year for Federal income tax purposes. Accordingly, in 2005 the Company’s year ended October 31, 2005.
During the fiscal year that will end on October 31, 2006, we will present information from the previous fiscal year for the fiscal quarters that closest match our current fiscal quarters. For the three months ended July 31, 2006 (third quarter of FY 2006), the comparable information presented will be for the three months ended September 30, 2005 (third quarter of FY 2005).

GRANITE FALLS ENERGY, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 31, 2006
Accounting Estimates
Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from those estimates.
Revenue Recognition
Revenue from the sale of ethanol and distiller’s grains is recorded when title transfers to the customer, which occurs when the product is loaded into the railcar or truck. Interest income is recognized as earned. Amounts received under incentive programs are recognized as other income based on the terms of the agreements (based on production of ethanol).
Cash and Cash Equivalents
The Company maintains some of its accounts at a financial institution which is a member of the Company. At times throughout the year, the Company’s cash balances at financial institutions may exceed amounts insured by the Federal Deposit Insurance Corporation. All of the cash and cash equivalents were short-term investments (with maturities of three months or less) such as rated commercial paper and money market accounts. The Company has restricted cash related to a construction escrow account used for retainage payments.
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
Inventory
Inventory consists of raw materials, work in process, and finished goods. Corn is the primary raw material and, along with other chemicals and ingredients, is stated at the lower of average cost or market. Finished goods consist of ethanol and distiller’s dried grains produced, and are stated at the lower of first-in, first-out, (FIFO method) cost or market.
Deferred Financing Costs
Costs related to the Company’s debt financing have been capitalized as incurred. The Company amortizes these costs over the term of the loan using the effective interest method.
Property and Equipment
Property and equipment are stated at the lower of cost or estimated fair value. Depreciation is computed over estimated useful lives by use of the straight-line method. Maintenance and repairs are expensed as incurred; major improvements and betterments are capitalized.

GRANITE FALLS ENERGY, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 31, 2006
Fair Value of Financial Instruments
The fair value of the Company’s cash and derivative instruments approximates their carrying value. It is not currently practicable to estimate the fair value of our long-term debt since these agreements contain unique terms, conditions, and restrictions (as discussed in Notes 4 and 5), which were negotiated at arm’s length. As such, there are no readily determinable similar instruments on which to base an estimate of fair value of each item.
Derivative Instruments
As of July 31, 2006, the Company has entered into derivative instruments to hedge (a) 11,950,000 bushels of its future corn purchases through December 2008, (b) 5,670,000 gallons of its future ethanol sales through December 2006 and (c) 850,000 mmBTU of its future natural gas purchases through March 2007 to the extent considered necessary for minimizing risk from future market price fluctuations. The Company has used various option contracts as vehicles for these hedges.
At July 31, 2006, the Company had recorded a net asset for these derivative instruments discussed above of $2,991,614. None of the positions open at July 31, 2006 were designated as fair value or cash flow hedges. Although the derivative instruments may not be designated as, and accounted for, as a fair value or cash flow hedge, management believes they are effective hedges of specified risks. The Company has recorded a reduction of revenue of $555,026 and $971,803 related to its ethanol related derivative instruments for the three months and nine months ended July 31, 2006, respectively. The Company has recorded a net increase in cost of goods sold of $267,347 and $1,985,939 related to its corn and natural gas related derivative instruments for the three months and nine months ended July 31, 2006, respectively.
The derivative accounts are reported at fair value as designated by the broker. The Company has categorized the cash flows related to the hedging activities in the same category as the item being hedged. The Company expects substantially all of its hedge positions outstanding as of July 31, 2006 to be realized and recognized by June 30, 2007.
Income Taxes
The Company is treated as a partnership for federal and state income tax purposes and generally does not incur income taxes. Instead, its earnings and losses are included in the income tax returns of the members. Therefore, no provision or liability for federal or state income taxes has been included in these financial statements.
2. INVENTORY
Inventories consist of the following at July 31, 2006:

Raw materials	$1,233,044
Work in process	324,966
Finished goods	892,160

Totals	$2,450,170

3. NOTES PAYABLE TO CITY OF GRANITE FALLS
The Company had $47,800 of notes payable with the City of Granite Falls, Minnesota. In February 2006, the City of Granite Falls notified the Company that they had satisfied all of the terms and conditions of the Development Agreement and the note payable for $47,800 was forgiven.

GRANITE FALLS ENERGY, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 31, 2006
4. REVOLVING LINE OF CREDIT
The Company entered into a Loan Agreement with First National Bank of Omaha (the “Bank”). Under the Loan Agreement, the Company has a revolving line of credit with a maximum of $3,500,000 available and is secured by substantially all of the Company’s assets. Interest is charged at one-month London Inter-Bank Offering Rate (“LIBOR”) plus 3.50% or 8.87% at July 31, 2006. There was no balance outstanding on this revolving line of credit at July 31, 2006. Effective with the initial advance in July 2005, the Company pays an unused commitment fee of 0.375% per annum on the unused portion of the revolving line of credit. The revolving line of credit expires on March 30, 2007. The amount available under the revolving line of credit is determined by a borrowing base calculation based on qualifying receivables and inventory.
5. LONG-TERM DEBT
Long-term debt consists of the following at July 31, 2006:

Notes payable to Bank
Swap Note	$16,700,163
Variable Note	6,683,274

Total	23,383,437
Economic Development Agency (“EDA”) Loans:
City of Granite Fall / MIF	485,540
Western Minnesota RLF	96,779
Chippewa County	95,238

Total	677,557

24,060,994
Current Maturities	(3,193,317)

$20,867,677

Note Payable to Bank:
Under the Loan Agreement, the Bank provided a construction loan for approximately $34,000,000 that converted to term loans upon completion of construction of the initial plant, a revolving line of credit of $3,5000,000, and standby letters of credit in an amount up to $1,000,000.
Substantially all assets and contract rights of the Company are pledged as security under the Loan Agreement. The Loan Agreement and the related mortgage documents contain reporting requirements and restrictive loan covenants, which require the maintenance of various financial ratios, minimum working capital and allow distributions to unitholders of up to 65% of annual net income without Bank approval. In July 2006, the Company obtained a waiver from the Bank for the distribution made to unitholders prior to the completion of the year-end audit.
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
The maturity date of each term loan will be March 10, 2011 and interest accrues on each term loan at a variable rate at July 31, 2006 as follows:

GRANITE FALLS ENERGY, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 31, 2006

Swap Note	Three-month LIBOR plus 3.00% or 8.30%
Long-Term Revolver	One-month LIBOR plus 3.50% or 8.87%
Variable Note	Three-month LIBOR plus 3.50% or 8.80%
In addition to regular principal and interest payments on the term loans that start on June 10, 2006, the Company is required to make an additional principal payment to the Bank of 15% of its “excess cash flow” on an annual basis. On June 10, 2006, the Company made an additional principal payment of $5,000,000, which will be applied against the “excess cash flow” payment due for the fiscal year ending October 31, 2006.
Under the Long-Term Revolver, the Company has the ability to re-borrow any amounts paid on the $5,000,000 facility during the term of the loan.
On January 6, 2005, the Company entered into an interest rate swap agreement with the Bank (as required under the Loan Agreement) in order to change the interest on some of the anticipated borrowings from a variable rate to a fixed rate. Under the interest rate swap, the Company will pay the Bank the quarterly difference between interest charged at a fixed rate of 7.69% and the variable rate of three-month LIBOR plus 3.00% on the “notional” amount of $17,000,000, which was 8.3000% at July 31, 2006. The “notional” balance under the interest rate swap will match the principal balance of one of the Swap Notes mentioned above. The interest rate swap became effective on September 10, 2005 and will terminate on March 10, 2011.
Under the Loan Agreement, the interest rate on the revolving line of credit, the Long-Term Revolver and the Variable Note can be reduced based on achieving certain defined debt-to-equity ratio levels on or after September 10, 2006. Once the required ratios are met, the change in the interest rate occurs at the start of the next “interest” period for the applicable note.
EDA Loans:
On February 1, 2006, the Company signed a Loan Agreement with the City of Granite Falls, MN (“EDA Loan Agreement”) for amounts to be borrowed from several state and regional economic development agencies. The original amounts are as follows:

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

GRANITE FALLS ENERGY, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 31, 2006
6. COMMITMENTS AND CONTINGENCIES
Construction Contract for Plant
As of July 31, 2006, $87,485 is included in payable to construction contracts and will be paid upon final determination of amounts due to a warranty claim.
Water Pipeline and Treatment Facility Construction
The Company has entered into a construction agreements with contractors to design and build a water pipeline to the plant as well as additional water treatment equipment at the plant. Based on preliminary engineering work, it will cost approximately $2,400,000 to build an intake structure in the Minnesota River and build the pipeline to the plant. In order to use the river water in the production process, the Company will have to add additional water treatment equipment which is estimated to cost approximately $6,000,000. The current plan is to have the new water pipeline and water treatment equipment operational by December 2006 and to fund these expenditures from cash flow from current operations.
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
For the three months and nine months ended July 31, 2006, the Company incurred $516,000 and $978,500, respectively, of costs under the Operating and Management Agreement (of which $716,000 is in accounts payable at July 31, 2006).
Corn Storage and Grain Handling Agreement
The Company has entered into a corn storage and grain handling agreement with a Farmers Cooperative Elevator (FCE), a member. Under this agreement, the Company agreed to purchase all of the corn needed for the operation of the plant from the member. The price of the corn purchased will be the bid price the member establishes plus a fee of $0.05 per bushel. For the three months and nine months ended July 31, 2006, the Company had purchased $7,888,138 and $20,423,123, respectively, of corn from the member (of which $783,090 is in accounts payable at July 31, 2006).
7. GOVERNMENT INCENTIVE PROGRAMS
The Company has enrolled in the Bioenergy Program, operated by the Commodity Credit Corporation (“CCC”), a division of the United States Department of Agriculture. In accordance with the terms of this agreement, the Company receives payments based on quarterly increases in production of undenatured ethanol compared to the same period of the prior year. The maximum amount that can be received in this program year is 5% of the annual funding and payments are subject to pro rata reduction if the aggregate payments to eligible producers in a program year exceed the maximum annual funding of the Bioenergy Program. The program year for the Bioenergy Program

GRANITE FALLS ENERGY, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 31, 2006
is from October 1 to September 30 and the Bioenergy Program is scheduled to expire after the submission of required report for the three months ended June 30, 2006.
For the three months and nine months ended July 31, 2006, the Company recognized $191,539 and $669,394, respectively, of income from the program (of which $278,255 is in accounts receivable at July 31, 2006).
8. AGREEMENT WITH GOPHER STATE ETHANOL, LLC
On May 3, 2005, the Company entered into an agreement with Gopher State Ethanol, LLC (“Gopher State”) for the purpose of participating in the Minnesota ethanol producer incentive payments that Gopher State is entitled to receive. Under the agreement, Gopher State would operate the Company’s fuel ethanol plant as a wholly-owned subsidiary. The agreement was conditional upon the Bankruptcy Court’s approval of a plan of reorganization for Gopher State that includes the agreement between Gopher State and the Company. The plan of reorganization was approved by the Bankruptcy Court in December 2005. On April 13, 2006, pursuant to our agreement regarding the plan of reorganization with Gopher State, we executed a lease agreement with our wholly-owned subsidiary, GS Acquisitions, Inc., under which we leased all of our operating assets to GS Acquisition. We then executed articles of merger, a plan of merger and a certificate of merger with Gopher State. Under the merger agreement, GS Acquisition was merged with and into Gopher State, at which time, the separate corporate existence of GS Acquisitions ceased. All outstanding equity interest in Gopher State was cancelled. One hundred percent (100%) of the outstanding equity interest in GS Acquisition was converted into one hundred percent (100%) of the outstanding equity interest in Gopher State. As such, Gopher State has survived as our wholly-owned subsidiary and is leasing all of our operating assets.
Even with an approved plan of reorganization, there was no assurance and the Company had no guarantee that the state of Minnesota would agree to pay the ethanol producer incentive payments to Gopher State based upon its operation and production of ethanol at the Company’s facility. Communications with the Minnesota Department of Agriculture indicated that is did not consider the Company’s arrangement with Gopher State to be within the intent of the Minnesota legislature. Additionally, on June 30, 2005, the Minnesota legislature passed a law prohibiting an ethanol producer from transferring its eligibility for payments to a plant at a different location. Accordingly, the Company and Gopher State would have been required to commence legal proceedings against the state of Minnesota and obtain a favorable court order before Gopher State will receive any ethanol producer incentive payments.
On August 7, 2006, the Minnesota Department of Agriculture informed the Company that Gopher State is ineligible to receive ethanol producer payments based upon its operation and production of ethanol at the Granite Falls facility, even though the plan of reorganization has been approved by the Bankruptcy Court. The Board of Governors has subsequently made the determination not to institute legal proceedings against the State of Minnesota and try to obtain a court order in the Company’s favor enabling the Company to receive any ethanol producer incentive payments. Accordingly, it is expected that Gopher State and Granite Falls Energy will mutually agree to terminate the lease prior to Gopher State making any payments pursuant to the lease.

Item 2. Management’s Discussion and Analysis or Plan of Operation.
Cautionary Statements Regarding Forward Looking Statements
     This report contains forward-looking statements that involve future events, our future performance and our expected future operations and actions. In some cases you can identify forward-looking statements by the use of words such as “may,” “should,” “anticipate,” “believe,” “expect,” “will,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the following factors:
•	Projected growth, overcapacity or contraction in the ethanol market in which we operate;

•	Fluctuations in the price and market for ethanol and distiller’s grains;

•	Changes in plant production capacity, variation in actual ethanol and distiller’s grains production from expectations or technical difficulties in operating the plant;

•	Availability and costs of products and raw materials, particularly corn and natural gas;

•	Changes in our business strategy, capital improvement or development plans for expanding, maintaining or contracting our presence in the ethanol market in which we operate;

•	Our ability to market and our reliance on third parties to market our products;

•	Changes in or elimination of governmental laws, tariffs, trade or other controls or enforcement practices such as:
•	national, state or local energy policy;

•	federal ethanol tax incentives;

•	legislation mandating the use of ethanol or other oxygenate additives;

•	state or federal regulation restricting or banning the use of methyl tertiary butyl ether (“MTBE”);

or

•	environmental laws and regulations that apply to our plant operations and their enforcement;
•	Increased competition in the ethanol and oil industries;

•	Fluctuation in U.S. oil consumption and petroleum prices;

•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agricultural, oil or automobile industries;

•	Anticipated trends in our financial condition and results of operations;

•	Changes and advances in ethanol production technology; and

•	Competition from alternate fuels and alternative fuel additives.
     Our actual results or actions could and likely will differ materially from those anticipated in the forward-looking statements for many reasons described in this report. We are not under any duty to update the forward-looking statements contained in this report. We cannot guarantee future results, levels of activity, performance or achievements. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report. You should read this report and the documents that we reference in this report and have filed as exhibits completely and with the understanding that our actual future results may be materially different from what we currently expect. We qualify all of our forward-looking statements by these cautionary statements.

Overview
     Granite Falls Energy, LLC is a Minnesota limited liability company formed on December 29, 2000, for the purpose of constructing and operating an ethanol manufacturing facility on our 56-acre site located near Granite Falls, Minnesota. On November 13, 2005, we began plant operations and are currently producing fuel-grade ethanol and distiller’s grains for sale. Our plant has a nameplate production capacity of 50 million gallons per year, although our environmental permits only allowed us to produce up to 47.25 million gallons on an annualized basis through August 8, 2006. Effective August 9, 2006, we received an amendment to our environmental permit allowing our plant to now produce up to 52.60 million gallons of ethanol on an annualized basis. We expect to fund our operations during the next 12 months using cash flow from continuing operations and our credit facilities.
     Our operating results are largely driven by the prices at which we sell ethanol and distiller’s grains and the costs related to production. Historically, the price of ethanol has fluctuated with the price of petroleum-based products such as unleaded gasoline, heating oil and crude oil. The price of distiller’s grains is primarily influenced by the price of corn as a substitute livestock feed. We expect these price relationships to continue for the foreseeable future. Our largest costs of production are corn, natural gas, depreciation and manufacturing chemicals. The cost of corn is largely impacted by geopolitical supply and demand factors. Prices for natural gas, manufacturing chemicals and denaturant are tied directly to the overall energy sector, crude oil and unleaded gasoline.
     Since we only recently became operational, we do not yet have comparable income, production and sales data for the three months and nine months ended July 31, 2006, from our previous fiscal year. Accordingly, we do not provide a comparison of our financial results between reporting periods in this report. If you undertake your own comparison of our third fiscal quarter of 2005 and our third fiscal quarter of 2006, it is important that you keep this in mind.
Results of Operations — Three Months Ended July 31, 2006
     The following table shows the results of our operations for our third fiscal quarter ended July 31, 2006, and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations:

	Quarter Ended
	July 31, 2006
	(Unaudited)
Income Statement Data	Amount	Percent
Revenues	$28,877,087	100.0%
Cost of Sales	$14,282,353	49.5%
Gross Profit	$14,594,734	50.5%
Operating Expenses	$979,620	3.4%
Operating Income	$13,615,114	47.1%
Interest Expense	$(552,390)	(1.9)%
Government Programs and Other Income	$191,539	0.7%
Interest Income	$80,373	0.3%
Net Income	$13,334,637	46.2%

Revenues
     Our revenues from operations come from two primary sources: sales of fuel ethanol and sales of distiller’s grains. The following table shows the sources of our revenue for the three months ended July 31, 2006:

		Percentage of
Revenue Sources	Amount	Total Revenue
Ethanol Sales	$27,150,809	94.0%
Distiller’s Grains Sales	1,726,278	6.0

Total Revenue	$28,877,087	100.0%

     We expect the sale price of fuel ethanol to remain steady based on information from our marketer. See “Plan of Operations for the Next 12 Months—Trends and Uncertainties Impacting the Ethanol and Distiller’s Grains Industries and Our Revenues.” We anticipate producing up to our plant’s capacity within the next quarter and as a result, we expect the percentage of revenues from the sale of fuel ethanol to increase. We expect the percentage of revenue from the sale of distiller’s grains to decrease during the remainder of the fiscal year due to the increase in our production of fuel ethanol. We expect the sale price of distiller’s grain to be consistent during the remainder of the fiscal year.
Cost of Sales
     Cost of sales for our product for the three months ended July 31, 2006, was $14,282,353 or 49.5% of our revenues. We do not expect this percentage to change with the expected increase in production given the steady fuel ethanol prices.
     We expect that cost of sales on a per gallon sold basis will be consistent during the remainder of the fiscal year. Our two largest costs of production are corn (58.8% of cost of sales for our quarter ended July 31, 2006) and natural gas (12.6% of cost of sales for our quarter ended July 31, 2006). Both of these costs are affected by factors largely out of our control. Corn costs significantly impact our cost of goods sold. The 2005 national corn crop was the second largest on record with approximately 11.1 million bushels produced nationally. Higher production amounts allowed ethanol plants to purchase corn cheaply throughout 2005, which widened profit margins for many ethanol plants in the current year. We expect corn prices to remain at relatively low levels into the 2005-2006 marketing year; however, variables such as crop yields and storage availability will likely cause market uncertainty and create corn price volatility as the harvest season begins. A U.S. Department of Agriculture report published in August 2006 estimates the 2006 corn crop at 10.975 billion bushels, down approximately 1 percent from the previous year, yet if realized, the 2006 crop would be the third largest on record. Domestic and export demand for US corn is at an all time high. Although carryout supplies for 2006 marketing year appear adequate, any production shortfall realized during the 2006 harvest will create volatility and may increase our cost of corn. In addition, newly constructed ethanol plants and expansions of existing plants in our geographic area may lead to increased demand for corn, higher prices and possibly an inadequate supply of corn from local producers.
     Natural gas has recently been available only at prices exceeding historical averages. We expect continued volatility in the natural gas market. Global demand for natural gas is expected to continue to increase, which may further drive up prices. Any ongoing increases in the price of natural gas will increase our cost of production and may negatively impact our profit margins.
Operating Expenses
     Our general and administrative expenses for the three months ended July 31, 2006, were $979,620 or 3.4% of our revenues. We expect that general and administrative expenses will be a constant percentage of revenues for the rest of the fiscal year. This category includes management fees payable to Glacial Lakes Energy, which totaled $516,000 for the three months ended July 31, 2006.
Government Programs
     Revenue from government programs for the three months ended July 31, 2006, equaled 0.7% of our revenue and totaled $191,539. The amounts recognized under the USDA Commodity Credit Corporation Bioenergy Program are based upon our production of un-denatured ethanol and the amounts available under the program. The program is set to expire in September 2006. However, a notice was issued stating that the June 30, 2006, payment is the final payment to be made pursuant to the program because the funds allocated to the program have been exhausted. As a result, we do not expect to receive any future payments under the program.
Interest Expense and Interest Income
     Interest expense for the three months ended July 31, 2006, was equal to 1.9% of our revenue and totaled $552,390. We expect this percentage will be consistent during the remainder of the fiscal year as the decreases in outstanding balances will be offset by increases in interest rates on variable rate debt. Interest income for the three months ended July 31, 2006, totaled $80,373, which was the result of higher amounts of available funds in short-term investments.
Distribution to Unit Holders
     On July 10, 2006, our board approved a cash distribution of $320.96 per membership unit to all unit holders of record as of June 30, 2006, for a total distribution of $9,999,829.76. The cash distribution was approved by our primary lender, First National Bank of Omaha, and we made the distribution on July 31, 2006.
Results of Operations — Nine Months Ended July 31, 2006
     The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the nine months ended July 31, 2006:

	Nine Months Ended
	July 31, 2006
	(Unaudited)
Income Statement Data	Amount	Percent
Revenues	$64,287,336	100.0%
Cost of Sales	$38,423,862	59.8%
Gross Profit	$25,863,474	40.2%
Operating Expenses	$2,151,635	3.3%
Operating Income	$23,711,839	36.9%
Interest Expense	$(1,778,850)	(2.7)%
Government Programs and Other Income	$669,394	1.0%
Interest Income	$92,199	0.1%
Net Income	$22,694,581	35.3%

Revenues
     Our revenues from operations come from two primary sources: sales of fuel ethanol and sales of distiller’s grains. The following table shows the sources of our revenue for the nine months ended July 31, 2006:

		Percentage of
Revenue Sources	Amount	Total Revenue
Ethanol Sales	$59,440,163	92.4%
Distiller’s Grains Sales	4,847,173	7.6

Total Revenue	$64,287,336	100.0%

     We expect the sale price of fuel ethanol to remain steady based on information from our marketer. See “Plan of Operations for the Next 12 Months—Trends and Uncertainties Impacting the Ethanol and Distiller’s Grains Industries and Our Revenues.” We anticipate producing up to our plant’s capacity within the next quarter and as a result, we expect the percentage of revenues from the sale of fuel ethanol to increase. We expect the percentage of revenue from the sale of distiller’s grains to decrease during the remainder of the fiscal year due to the increase in our production of fuel ethanol. We expect the sale price of distiller’s grain to be consistent during the remainder of the fiscal year.
Cost of Sales
     Cost of sales for our product for the nine months ended July 31, 2006, was $38,423,862 or 59.8% of our revenues. We do not expect this percentage to change with the expected increase with steady fuel ethanol prices.
     We expect that cost of sales on a per gallon sold basis will be consistent during the remainder of the fiscal year. Our two largest costs of production are corn (56.6% of cost of sales for the nine months ended July 31, 2006) and natural gas (21.8% of cost of sales for the nine months ended July 31, 2006). Both of these costs are affected by factors largely out of our control. Corn costs significantly impact our cost of goods sold. The 2005 national corn crop was the second largest on record with approximately 11.1 million bushels produced nationally. Higher production amounts allowed ethanol plants to purchase corn cheaply throughout 2005, which widened profit margins for many ethanol plants in the current year. We expect corn prices to remain at relatively low levels into the 2005-2006 marketing year; however, variables such as crop yields and storage availability will likely cause market uncertainty and create corn price volatility as the harvest season begins. Domestic and export demand for US corn is at an all time high. Although carryout supplies for the 2006 marketing year appear adequate, any production shortfall realized during the 2006 harvest will create volatility and may increase our cost of corn. In addition, newly constructed ethanol plants and expansions of existing plants in our geographic area may lead to increased demand for corn, higher prices and possibly an inadequate supply of corn from local producers.
     Natural gas has recently been available only at prices exceeding historical averages. We expect continued volatility in the natural gas market. Global demand for natural gas is expected to continue to increase, which may further drive up prices. Any ongoing increases in the price of natural gas will increase our cost of production and may negatively impact our profit margins.
Operating Expense
     Our general and administrative expenses for the nine months ended July 31, 2006, were $2,151,635 or 3.3% of our revenues. We expect that general and administrative expenses will be a constant percentage of revenues for the rest of the fiscal year. This category includes management fees payable to Glacial Lakes Energy, which totaled $978,500 for the nine months ended July 31, 2006.
Government Programs
     Revenue from government programs for the three months ended July 31, 2006, equaled 1.0% of our revenue and totaled $669,394. The amounts recognized under the USDA Commodity Credit Corporation Bioenergy

Program are based upon our production of un-denatured ethanol and the amounts available under the program. The program is set to expire in September 2006. However, a notice was issued stating that the June 30, 2006, payment is the final payment to be made pursuant to the program because the funds allocated to the program have been exhausted. As a result, we do not expect to receive any future payments under the program.
Interest Expense and Interest Income
     Interest expense for the nine months ended July 31, 2006, was equal to 2.7% of our revenue and totaled $1,778,850. We expect this percentage will be consistent during the remainder of the fiscal year as the decrease in outstanding balances will be offset by increases in interest rates on variable rate debt. Interest income for the nine months ended July 31, 2006, totaled $92,199, which was the result of higher amounts of available funds in short-term investments.
Plan of Operations for the Next 12 Months
     We expect to spend the next 12 months engaging in the production of ethanol and distiller’s grains at our plant. We will continue to focus our attention on two main areas: (i) ensuring the plant is operating as efficiently as possible; and (ii) cost-effective purchasing of important manufacturing inputs such as corn and natural gas.
Plant Construction Activity
     Construction of our plant was completed in early November 2005 and operations began on November 13, 2005. Our final contract price with applicable change orders with Fagen, Inc. totaled $49,170,575 to build our plant. As of July 31, 2006, we have incurred all of the construction costs related to this contract of which $87,485 is included in payables to construction contractors. This amount will be paid to Fagen, Inc. upon determination of final costs incurred by the Company related to a warranty issue.
Permitting
     We have obtained the required air, water, construction and other permits necessary to construct and operate the plant. Our amended permits (effective August 9, 2006) allow us to operate up to 52.60 million gallons per year, which is greater than our production capacity of 50 million gallons per year. In addition, some of our permits require additional action in order for us to increase our production efficiency or maintain compliance with applicable environmental laws and regulations. During the next twelve months, we expect to work on the following permitting activities:
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
     Air and Water Discharge Permits. Our previous Air Emissions Permit and National Pollution Discharge Elimination System (“NPDES”) Permit allowed the Company to operate at a rate of 45 million gallons per year of undenatured ethanol (“200 proof”) or 47.25 million gallons per year of fuel ethanol. In June 2005, we applied for major amendments to both permits to allow us to operate at a rate of 60 million gallons of undenatured ethanol or 63 million gallons per year of fuel ethanol. These applications were under review by the MPCA and the Attorney General for the State of Minnesota. During the period the amendments were open for public comment, an environmental group submitted a letter challenging several aspects of our permits. MPCA is reviewing the claims made in the letter and is preparing a response to the environmental group. In early August 2006, we withdrew our water discharge amendment application so as not to have two amendments being reviewed at the same time. Also in early August 2006, we requested a minor amendment to add approximately 5 million gallons of capacity to our permits. On August 9, 2006, we received approval from MPCA to increase our production to a rate of 50.10 million gallons per year of 200 proof ethanol or 52.60 million gallons per year of fuel ethanol.

     Under both the previous Air Emissions Permit and the amended Air Emissions Permit, we were required to conduct emissions testing within 180 days of plant start-up. We performed the compliance testing in mid-April and were in full compliance with the rate of the amended Air Emissions Permit level.
     Our previous and our current amended NPDES permit will be in effect through December 2008. We previously requested a variance from MPCA to discharge certain minerals into a local creek. In early August 2006, we withdrew the requested variance and are now working with a new water treatment system (see discussion below) to become a “zero discharge” plant. If we are successful in becoming a “zero discharge” plant, we will prepare a new environmental assessment worksheet (“EAW”), and potentially, we will no longer be required to have a NPDES permit. We are also having discussions with the City of Granite Falls, Minnesota to utilize its wastewater treatment facility as a back-up treatment facility for our discharge water if we experience problems with our new water treatment equipment.
     Water Permits. We obtained a three-year conditional, 240 million gallon per year water appropriation permit from the Minnesota Department of Natural Resources (“DNR”), which will remain in effect through December 2008. We currently obtain the water to operate our plant from wells located approximately one and one-half miles from our plant. As part of the application process, we conducted drawdown tests of the wells which indicated that the wells contain a sufficient supply of water for our purposes. As a condition of the water appropriations permit, we are required to frequently monitor the static water level in our wells and the wells of adjacent property owners. While we are in compliance with the terms of our conditional water appropriation permit, our recent monitoring activities indicate that the water level of our wells has decreased more than expected since plant operations commenced in November 2005.
     Based on the current water levels in our wells and to provide a redundant source of water, we have started the process to obtain water from the Minnesota River. In August 2006, we obtained an amendment to our water appropriation permit from the DNR and the Army Corps of Engineers to allow us to draw the 240 million gallons of water from either the existing wells or from the Minnesota River. Based on preliminary engineering work, it will cost approximately $2,400,000 to build an intake structure in the river and build a water pipeline to the plant. We have easements with two landowners that would allow us to bring a water pipeline across their property to the plant. In order to use river water in our production process, we will have to add additional water treatment equipment which is estimated to cost approximately $6,000,000. The current plan is to have the new water pipeline and water treatment equipment operational by December 2006 and to fund these expenditures from cash flow from current operations. We are also investigating ways to receive water from the City of Granite Falls based on improvements they need to make to their water treatment system and receiving the discharge water from our production process.
     Further Expansion of our Plant. We are considering expanding the production capacity of the plant, however, the feasibility of any expansion plans are dependent upon our ability to obtain the appropriate environmental permits. Our water appropriation permit would have to be amended to allow for any increase in our plant’s capacity. Accordingly, we expect to submit an application to the DNR and the Army Corps of Engineers to increase our water appropriation from 240 million gallons per year to 520 million gallons per year. The amendment to the water appropriation permit will require us to submit a new Environmental Assessment Worksheet (“EAW”). Currently, our plan is to wait for the completion of the new water treatment equipment so our new EAW shows that we are a “zero discharge” facility and therefore that we do not need a NPDES permit. With the amended water appropriation permit and the new EAW, we expect to request a major amendment to our Air Emissions Permit that would allow us be permitted to operate well above a rate of 100 million gallons per year. Our inability to obtain the necessary environmental permits will significantly influence our plans to expand the plant.
Contracting Activity
     Management, Supply and Marketing Agreements. We have secured all of the material contracts necessary operate our ethanol plant. Glacial Lakes managed plant construction and plant startup, and is currently managing plant operations. Under our Operating and Management Agreement with Glacial Lakes, we pay Glacial Lakes $35,000 per month plus an annual payment equal to 3% of the plant’s net income from operations.

     Farmers Cooperative Company supplies our corn. Aventine Renewable Energy markets our ethanol and Commodity Specialists Company markets our distiller’s grains by rail and truck. Our contracts with these related parties (related through each of them having ownership in the Company) are critical to our success, and we are very dependent on each of these companies. We are independently marketing a portion of our distiller’s grains to local markets; however, if local markets do not supply competitive prices, we may market all of our distiller’s grains through Commodity Specialists Company.
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
Agreement with Gopher State Ethanol.
     Gopher State is a debtor in possession under Chapter 11 of the U.S. Bankruptcy Code. Before its bankruptcy, it was an ethanol plant located in St. Paul, Minnesota and was entitled to ethanol production incentive payments pursuant to Section 41A.09 of the Minnesota Statutes. Because it no longer produces ethanol, Gopher State is not entitled to incentive payments at this time. Our intent was to qualify Gopher State to receive ethanol producer payments. However, the Minnesota Department of Agriculture recently informed us that Gopher State is ineligible to receive ethanol producer payments based upon its operation and production of ethanol at our facility.
     On May 3, 2005, we entered into an agreement with Gopher State Ethanol, LLC for the purpose of participating in the Minnesota ethanol producer incentive payments that Gopher State is entitled to receive. All of our obligations under this agreement are subject to certain conditions that must be fulfilled prior to our obligation to perform. The agreement provided that if we were successful in receiving ethanol producer incentive payments, we would pay to Gopher State’s unsecured creditors 50% of any payments we receive resulting from Gopher State’s future ethanol production at our facility. In exchange, Gopher State’s unsecured creditors will agree to release and discharge any and all claims against Gopher State.
     On April 13, 2006, pursuant to our agreement regarding the plan of reorganization with Gopher State, we executed a lease agreement with our wholly-owned subsidiary, GS Acquisition, Inc., under which we leased all of our operating assets to GS Acquisition. We then executed articles of merger, a plan of merger and a certificate of merger with Gopher State. Under the merger agreement, GS Acquisition was merged with and into Gopher State, at which time, the separate corporate existence of GS Acquisition ceased. All outstanding equity interest in Gopher State was cancelled. One hundred percent (100%) of the outstanding equity interest in GS Acquisition was converted into one hundred percent (100%) of the outstanding equity interest in Gopher State. As such, Gopher State has survived as our wholly-owned subsidiary and is leasing all of our operating assets. The lease has a 10 year term with monthly payments of $800,000. However, the lease becomes effective as of the date the permits and licenses required to operate the plant and equipment are issued to the lessor and the lessee in the name of both parties. As of July 31, 2006, the required permits and licenses have not been received, and, accordingly, no monthly payments have been made.
     By letter dated August 7, 2006, the Minnesota Department of Agriculture informed us that Gopher State is ineligible to receive ethanol producer payments based upon its operation and production of ethanol at our facility, even though the plan of reorganization has been approved by the Bankruptcy Court. Our board has subsequently made the determination not to institute legal proceedings against the State of Minnesota and try to obtain a court order in our favor enabling us to receive any ethanol producer incentive payments. Accordingly, it is expected that Gopher State and Granite Falls Energy will mutually agree to terminate the lease prior to Gopher State making any payments pursuant to the lease.
Operating Budget and Financing of Plant Operations
     We expect to have sufficient cash from cash flow generated by plant operations, current cash reserves, our senior credit facility and other sources of debt financing to cover our capital and operating costs over the next 12 months, including the cost of corn and natural gas supplies, other production costs, staffing, office, audit, legal, compliance and working capital costs. For the next twelve months, we estimate that (a) our total operating costs will be approximately $75,784,000, (b) the capital expenditures for the intake structure and water pipeline from the Minnesota River will be approximately $2,400,000 and (c) the capital expenditures for the additional water treatment equipment will be approximately $6,000,000. These are only estimates and our actual expenses and costs could be much higher due to a variety of factors outside our control, such as:
•	Changes in the availability and price of corn;

•	Changes in federal ethanol tax incentives;

•	Changes in the environmental regulations that apply to our plant operations;

•	Increased competition in the ethanol industry;

•	Changes in interest rates or the availability of credit;

•	Changes in our business strategy, capital improvements or development plans;

•	Changes in plant production capacity or technical difficulties in operating the plant;

•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;

•	Changes in the availability and price of natural gas;

•	Increases or decreases in the supply and demand for distiller’s grains; and

•	Changes and advances in ethanol production or water treatment technology.
Employees
     As of the date of this report, we have filled all of the positions necessary to operate our plant and perform administrative functions by hiring 32 employees. Four of these employees are involved primarily in management and administration. The remaining 28 employees are involved primarily in plant operations. Our employees underwent training at Glacial Lakes.
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
Trends and Uncertainties Impacting the Ethanol and Distiller’s Grains Industries and Our Revenues
     Now that our plant is operational, our revenues primarily consist of sales of the ethanol and distiller’s grains that we produce. Ethanol sales constitute the majority of our revenues. Beginning in September 2005, the demand for ethanol increased relative to supply causing upward pressure on ethanol market prices. During April 2006, prices for ethanol increased dramatically due to the start of a new marketing period as fixed price contracts at lower prices ended in March 2006. Our ethanol price levels remained relatively steady for the quarter ended July 31, 2006. Increased demand, firm crude oil and gas markets, public acceptance, and positive political signals have all contributed to a strengthening of ethanol prices. In order to sustain these higher price levels however, management believes the industry will need to continue to grow demand to offset the increased supply brought to the market place by additional production.
     We also expect that the use of ethanol as a fuel oxygenate may increase due to decreased use of MTBE, the primary competitor of ethanol as a fuel oxygenate. Although the Energy Policy Act of 2005 (the “Act”) did not

impose a national ban of MTBE, the Act’s failure to include liability protection for manufacturers of MTBE could result in refiners and blenders using ethanol as an oxygenate rather than MTBE to satisfy the Clean Air Act’s 2% oxygenate requirement, as effective nationwide May 6, 2006. However, the Clear Air Act also contains an oxygenate fuel requirement for areas classified as carbon monoxide non-attainment areas. These areas are required to establish an oxygenated fuel program for a period of no less than three months each winter. The minimum oxygen requirement for gasoline sold in these areas is 2.7% by weight. This is the equivalent of 7.7% ethanol by volume in a gasoline blend. This requirement was unaffected by the Act and a number of states, including California, participate in the program. As a result, demand for ethanol in these areas during the winter months may increase and positively effect ethanol prices.
     In addition, we expect ethanol prices will be positively impacted by blenders and refineries increasing their use of ethanol in response to environmental liability concerns about MTBE and increased consumer acceptance and exposure to ethanol. For instance, if gasoline price continue to trend higher, consumers will look for lower priced alternative fuels. The Consumer Federation of America recently published a report that states that consumers could save up to $0.08 per gallon at the pump if ethanol were blended at a rate of 10%. Since ethanol blended fuel is a cheaper alternative for consumers, the demand for such ethanol blended fuel could increase, thus increasing the overall demand for ethanol. This could positively affect our earnings. However, the recent voluntary shift away from MTBE to ethanol has put increased focus on America’s ethanol and gasoline supplies. Although the Energy Policy Act of 2005 effectively eliminated reformulated gas (“RFG”) requirement with the enactment of the national renewable fuel standard, federal air quality laws in some areas of the country still require the use of RFG. On April 25, 2006, President Bush announced that he has asked Stephen Johnson, the EPA Administrator, to grant temporary RFG waivers to areas that need them to relieve critical fuel shortages. Such waivers may decrease the demand for ethanol, thus driving down the price of ethanol. In addition, a greater supply of ethanol on the market from additional plants and plant expansions could reduce the price we are able to charge for our ethanol, especially of supply outpaces demand.
     Legislation was recently introduced in the Senate and House that would strike the $0.54 per gallon secondary tariff on imported ethanol due to concerns that the recent spike in retail gasoline prices are a result of ethanol supplies. The proposed legislation seems misguided in light of recent reports by the Energy Information Agency (“EIA”). The EIA estimates that 130,000 barrels (5,460,000 gallons) per day of ethanol are needed to replace the volume of MTBE refiners have chose to remove from the gasoline pool. The most recent EIA report shows that U.S. ethanol production has soared to 302,000 barrels (12,684,000 gallons) per day in February, which is enough ethanol to meet the new MTBE replacement demand while continuing to supply existing markets. Further, ethanol production capacity continues to increase as new plants and plant expansions come on-line. Nevertheless, if the legislation is passed, the price of ethanol may decrease, negatively affecting our earnings.
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
     Ethanol production continues to grow as additional plants become operational. According to the Renewable Fuels Association (as of September 11, 2006), there are currently 102 ethanol plants in operation nationwide that have the capacity to annually produce approximately 4.88 billion gallons. In addition, there are 43 new ethanol plants and 7 expansions of existing ethanol plants under construction constituting another 2.96 billion gallons of annual capacity. In addition, ADM has recently announced its plan to add 550 million gallons of ethanol production and Aventine has recently announced its plan to add 220 million gallons of ethanol production, clearly indicating its desire to maintain a significant share of the ethanol market. Since our current national ethanol production capacity exceeds the 2006 RFS requirement, it is management’s belief that other market factors are primarily responsible for current ethanol prices. Accordingly, it is possible that the RFS requirements may not significantly impact ethanol prices in the short-term. However, the increased requirement of 7.5 billion by 2012 is expected to support ethanol prices in the long term. A greater supply of ethanol on the market from these additional plants and plant expansions could reduce the price we are able to charge for our ethanol. This may have a negative impact on our revenues.
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
     Consumer resistance to the use of ethanol may affect the demand for ethanol which could affect our ability to market our product and reduce the value of your investment. Certain individuals believe that use of ethanol will have a negative impact on prices at the pump or that it will reduce fuel efficiency to such an extent that it costs more to use ethanol than it does to use gasoline. Many also believe that ethanol adds to air pollution and harms car and truck engines. Still other consumers believe that the process of producing ethanol actually uses more fossil energy, such as oil and natural gas, than the amount of ethanol that is produced. These consumer beliefs could potentially be wide-spread. If consumers choose not to buy ethanol, it would affect the demand for the ethanol we produce which could negatively affect our ability to sell our product and negatively affect our profitability.
     We also sell distiller’s dried grains. Prices for distiller’s grains were lower in early 2006 than in early 2005, due in part to lower prices for competing feeds, such as corn. Increased ethanol production has led to increased availability of the co-product, which has resulted in a larger supply. Continued increased supply of dried distiller’s grains on the market from other plants could reduce the price we will be able to charge for our distiller’s dried grains. This could have a negative impact on our revenues. During the first eight months of 2006, prices for distiller’s grains in our local market have remained constant or have increased as more users of animal feed (for cattle, poultry and swine) are becoming familiar with distiller’s grains and beginning to incorporate our distiller’s grains into their rations instead of using corn.
Trends and Uncertainties Impacting the Corn and Natural Gas Markets and Our Cost of Goods Sold
     Our costs of our goods consist primarily of costs relating to the corn and natural gas supplies necessary to produce ethanol and distiller’s grains for sale. We grind approximately 1,500,000 bushels of corn each month. Corn yields nationwide have been better than expected, which may lead to an excess supply of corn and low corn prices as a result. A U.S. Department of Agriculture report published in August 2006 estimates the 2006 corn crop at 10.975 billion bushels, down approximately 1 percent from the previous year, yet if realized, the 2006 crop would be the third largest on record. However, increasing demand for corn from increased ethanol production or other changes in demand could keep corn prices higher than currently anticipated. Increases in corn prices may negatively impact our profitability by increasing our cost of goods and reducing our net operating income. We attempt to use hedging strategies to minimize our exposure to corn price movements; however, there is no guarantee or assurance that our hedging strategies will be effective.
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
Commodity Price Risk Protection
     We seek to minimize the risks from fluctuations in the prices of corn, ethanol and natural gas through the use of derivative instruments. In practice, as markets move, we actively manage our risk and adjust hedging strategies as appropriate. Although we believe our hedge positions accomplish an economic hedge against our future purchases, we do not use hedge accounting which would match the gain or loss on our hedge positions to the specific commodity purchase being hedged. We are using fair value accounting for our hedge positions, which means that as the current market price of our hedge positions changes, the gains and losses are immediately recognized in our cost of goods sold. The immediate recognition of hedging gains and losses under fair value accounting can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged. As of July 31, 2006, the fair values of our derivative instruments are reflected as an asset in the amount of $2,991,614. There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of corn, ethanol or natural gas. However, it is likely that commodity cash prices will have the greatest impact on the derivative instruments with delivery dates nearest the current cash price. As we move forward, additional protection may be necessary. As the prices of these hedged commodities move in reaction to market trends and information, our statement of operations will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for the Company.
     As of July 31, 2006, the Company has entered into derivative instruments to hedge (a) 11,950,000 bushels of its future corn purchases through December 2008, (b) 5,670,000 gallons of its future fuel ethanol sales through December 2006 and (c) 850,000 mmBTU of its future natural gas purchases through March 2007. The Company has used various option contracts as vehicles for these hedges.
     The hedge accounts are reported at fair value as designated by the broker. The Company has categorized the cash flows related to the hedging activities in the same category as the item being hedged. At July 31, 2006, no derivative contracts were designated as hedges and all changes in market value have been recognized in the statement of operations. The following amounts were recognized in the statements of operations:

	Three Months	Nine Months
	Ended	Ended
	July 31,	July 31,
	2006	2006
Increase (decrease) in revenues from ethanol sales	$(555,026)	$(971,803)
(Increase) decrease in cost of corn ground	(521,616)	(1,334,340)
(Increase) decrease in cost of natural gas used	254,259	(651,599)
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
Liquidity and Capital Resources
Short-Term Debt Sources

     On December 16, 2004, the Company entered into a Loan Agreement with First National Bank of Omaha (the “Bank”) for the purpose of funding a portion of the cost of the fuel ethanol plant. Under the Loan Agreement, the Company has a revolving line of credit with a maximum of $3,500,000 available and is secured by substantially all of the Company’s assets. Interest is charged at one-month London Inter-Bank Offering Rate (“LIBOR”) plus 3.50% or 8.87% at July 31, 2006. There was no balance outstanding on this revolving line of credit at July 31, 2006. Effective with the initial advance in July 2005, the Company pays an unused commitment fee of 0.375% per annum on the unused portion of the revolving line of credit. The revolving line of credit expires on March 30, 2007.
     The amount available under the revolving line of credit is determined by a borrowing base calculation based on qualifying receivables and inventory.
     Under the Loan Agreement, we have a facility for the issuance of up to $1,000,000 in stand-by letters of credit.
Long-Term Debt Sources
Note Payable to Bank:
     Under the Loan Agreement, the Bank has provided a construction loan for approximately $34,000,000 that would convert to term loans upon completion of construction.
     Substantially all assets and contract rights of the Company are pledged as security under the Loan Agreement. The Loan Agreement and the related mortgage documents contain reporting requirements and restrictive loan covenants, which require the maintenance of various financial ratios, minimum working capital and allow distributions to unitholders of up to 65% of annual net income without Bank approval. In July 2006, the Company obtained a waiver from the Bank for the distribution made to unitholders prior to the completion of the year-end audit.
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
     The maturity date of each term loan will be March 10, 2011, and interest accrues on each term loan at a variable rate at July 31, 2006, as follows:

Swap Note	Three-month LIBOR plus 3.00% or 8.30%
Long-Term Revolver	One-month LIBOR plus 3.50% or 8.87%
Variable Note	Three-month LIBOR plus 3.50% or 8.80%
     In addition to regular principal and interest payments on the term loans that start on June 10, 2006, the Company is required to make an additional principal payment to the Bank of 15% of its “excess cash flow” on an annual basis. On June 10, 2006, the Company made an additional principal payment of $5,000,000, which will be applied against the “excess cash flow” payment due for the fiscal year ending October 31, 2006.
     Under the Long-Term Revolver, the Company has the ability to re-borrow any amounts paid on the $5,000,000 facility during the term of the loan.
     On January 6, 2005, the Company entered into an interest rate swap agreement with the Bank (as required under the Loan Agreement) in order to change the interest on some of the anticipated borrowings from a variable rate to a fixed rate. Under the interest rate swap, the Company will pay the Bank the quarterly difference between interest charged at a fixed rate of 7.69% and the variable rate of three-month LIBOR plus 3.00% on the “notional” amount of $17,000,000, which was 8.30% at July 31, 2006. The “notional” balance under the interest rate swap will match the principal balance of one of the Swap Notes mentioned above. The interest rate swap became effective on September 10, 2005, and will terminate on March 10, 2011.
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
EDA Loans:
     On February 1, 2006, the Company signed a Loan Agreement with the City of Granite Falls, MN (“EDA Loan Agreement”) for amounts to be borrowed from several state and regional economic development agencies. The amounts are as follows:

City of Granite Falls / Minnesota Investment Fund (“MIF”):
Original amount:	$500,000
Interest Rate:	1.00%
Principal and Interest Payments:	Semi-Annual
Maturity Date:	June 15, 2014

Western Minnesota Revolving Loan Fund (“RLF”):
Original amount:	$100,000
Interest Rate:	5.00%
Principal and Interest Payments:	Semi-Annual
Maturity Date:	June 15, 2016

Chippewa County:
Original amount:	$100,000
Interest Rate:	3.00%
Principal and Interest Payments:	Semi-Annual
Maturity Date:	June 15, 2021
     Amounts borrowed under the EDA Loan Agreements are secured by a second mortgage on all of the assets of the Company.
     If interest rates increase, we will have higher interest payments, which could adversely affect our net income.
Grants and Government Programs
     For the three months and nine months ended July 31, 2006, the Company recognized $191,539 and $669,394, respectively, of income from the USDA Commodity Credit Corporation Bioenergy Program. The amounts recognized under the USDA Commodity Credit Corporation Bioenergy Program are based upon our production of un-denatured ethanol and the amounts available under the program. The program is set to expire in September 2006. However, a notice was issued stating that the June 30, 2006, payment is the final payment to be made pursuant to the program because the funds allocated to the program have been exhausted. As a result, we do not expect to receive any future payments under the program.
Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements.
Item 3. Controls and Procedures.
     Our management, including our Chief Executive Officer and General Manager (the principal executive officer), Thomas Branhan, along with our Chief Financial Officer (the principal financial officer), Michael Nealon, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e)

under the Securities Exchange Act of 1934, as amended) as of July 31, 2006. Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
     Our management, including our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of July 31, 2006, and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     None.
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     On June 13, 2006, a duly called annual meeting of the members was held. There were 18,986 membership units represented in person or by proxy, thereby meeting the quorum requirement for a members meeting. The members approved the following amendments to the Company’s Fifth Amended and Restated Operating Agreement dated August 12, 2004:
1.	The reduction of the voting requirements for the election of Governors through the use of plurality (straight) voting rather than a majority of the membership units entitled to vote in the election. Of the membership units represented, 18,838 units voted in favor, 15 units voted against and 133 units abstained.

2.	The deletion of a provision that requires the Company to redeem membership interests of deceased members and the insertion of a provision that permits a decedent’s executor, personal representative, administrator or trustee to transfer any membership interests owned by the decedent. Of the membership units represented, 18,658 units voted in favor, 212 units voted against and 116 units abstained.
     Additionally, the members voted to re-elect Scott Dubbelde as a Governor. Of the membership units represented at the annual meeting, 12,240 units voted in favor, 140 units voted against and 6,606 units abstained.
Item 5. Other Information.
     None.

Item 6. Exhibits. The following exhibits are included herein:

Exhibit No.	Exhibit
3.2	Second Amendment to the Fifth Amended and Restated Operating Agreement.

31.1	Certificate Pursuant to 17 CFR 240.15d-14(a).

31.2	Certificate Pursuant to 17 CFR 240.15d-14(a).

32.1	Certificate Pursuant to 18 U.S.C. § 1350.

32.2	Certificate Pursuant to 18 U.S.C. § 1350.

SIGNATURES
     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRANITE FALLS ENERGY, LLC
/s/ Thomas Branhan
September 13, 2006	Thomas Branhan
General Manager/CEO

/s/ Michael Nealon
September 13, 2006	Michael Nealon
Chief Financial Officer