Form 10KSB
period 2006-10-31
Granite Falls Energy, LLC
filed 2007-01-29
CIK 1181749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☑	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal year ended October 31, 2006

☐	Transition report under Section 13 or 15(d) of the Exchange Act of 1934.
Commission file number 00051277
GRANITE FALLS ENERGY, LLC
(Name of small business issuer in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-1997390 (I.R.S. Employer Identification No.)

15045 Highway 23 SE Granite Falls, MN (Address of principal executive offices)	56241-0216 (Zip Code)
320-564-3100
(Issuer’s telephone number)
Securities registered under Section 12(b) of the Exchange Act:
None
Securities registered under Section 12(g) of the Exchange Act:
Membership Units
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
State issuer’s revenues for its most recent fiscal year. $93,549,478
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)
As of January 23, 2007 the aggregate market value of the membership units held by non-affiliates (computed by reference to the most recent offering price of such membership units) was $21,561,000.
As of January 23, 2007 there were 31,156 membership units outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant has incorporated by reference into Part III of this Annual Report on Form 10-KSB portions of its definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Annual Report.
Transitional Small Business Disclosure Format (Check one): ☐ Yes ☑ No

PART I
Item 1. DESCRIPTION OF BUSINESS.
Business Development
     Granite Falls Energy, LLC (“Granite Falls” or the “Company”) is a Minnesota limited liability company formed on December 29, 2000, for the purpose of constructing and operating an ethanol manufacturing facility on our 56-acre site located near Granite Falls, Minnesota. On November 13, 2005, we began plant operations and are currently producing fuel-grade ethanol and distillers grains for sale. Our plant has an approximate production capacity of 50 million gallons per year, although our current environmental permits only allow us to produce up to 47.25 million gallons on an annualized basis through August 8, 2006. On August 28, 2006, the Minnesota Pollution Control Agency (“MPCA”) acknowledged receipt of our minor emission amendment application which, pending approval of our permit amendment, allowed us to operate at a rate of up to 52.60 million gallons per year, which is greater than our approximate production capacity of 50 million gallons per year. However, the amendment to our environmental permit has not yet been granted. In January 2007 Granite Falls received a Notice of Violation from the MPCA notifying Granite Falls of alleged violations discovered by the MPCA staff during its inspection of the plant in August 2006 and stating that the August 28, 2006, permit amendment would not be approved as filed as it should have been filed as a major amendment. We are taking a number of corrective actions, which include slowing the plant’s production level from an annual rate of 52.60 million gallons of denatured ethanol to an annual rate of 47.25 million gallons of denatured ethanol and temporarily discontinuing the production of modified wet distillers grains. We expect to fund our operations during the next 12 months using cash flow from continuing operations and our credit facilities.
     Our operating results are largely driven by the prices at which we sell ethanol and distillers grains and the costs related to production. Historically, the price of ethanol has fluctuated with the price of petroleum-based products such as unleaded gasoline, heating oil and crude oil. The price of distillers grains is primarily influenced by the price of corn as a substitute livestock feed. We expect these price relationships to continue for the foreseeable future. Our largest costs of production are corn, natural gas, depreciation and manufacturing chemicals. The cost of corn is largely impacted by geopolitical supply and demand factors. Prices for natural gas, manufacturing chemicals and denaturant are tied directly to the overall energy sector, crude oil and unleaded gasoline.
     Since we only recently became operational, we do not yet have comparable income, production and sales data for the year ended October 31, 2006, from our previous fiscal year. Accordingly, we do not provide a comparison of our financial results between reporting periods in this report. If you undertake your own comparison of our fiscal year ended October 31, 2005 and our fiscal year ended October 31, 2006, it is important that you keep this in mind.
     Over the past 12 months we have installed the infrastructure necessary to support plant operations. This includes water pipelines and a water treatment facility.
     We have engaged experienced marketers to market our ethanol and distillers grains to local, regional, and national markets. The operating and management agreement with Glacial Lakes Energy, LLC (“Glacial Lakes”) has been terminated. We subsequently hired Tracey Olson as our Chief Executive Officer and employ all of the personnel necessary to operate the plant. We currently have 36 employees.
Glacial Lakes currently owns 6,500 of our units.
Principal Products and Markets
     The principal products we produce at the plant are fuel-grade ethanol and distillers grains. Raw carbon dioxide gas is another co-product of the ethanol production process but we do not capture or market it.
Ethanol
     Ethanol is ethyl alcohol, a fuel component made primarily from corn and various other grains. According to the Renewable Fuels Association, approximately 85 percent of ethanol in the United States today is produced from corn, and approximately 90 percent of ethanol is produced from a corn and other input mix. The ethanol we produce is manufactured from corn. Corn produces large quantities of carbohydrates, which convert into glucose more easily than most other kinds of biomass. The Renewable Fuels Association estimates current domestic annual ethanol production capacity at approximately 5.44 billion gallons as of January 2007.
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
Distillers Grains
     A principal co-product of the ethanol production process is distillers grains, a high protein, high-energy animal feed supplement primarily marketed to the dairy, poultry and beef industry. Distillers grains contain by-pass protein that is superior to other protein supplements such as cottonseed meal and soybean meal. By-pass proteins are more digestible to the animal, thus generating greater lactation in milk cows and greater weight gain in beef cattle. Distillers grains can also be included in the rations of breeder hens and laying hens which can potentially contain up to 20% and 15% percent distillers grains, respectively. Dry mill ethanol processing creates three forms of distiller grains: Distillers Wet Grains (“DWS”), Distillers Modified Wet Grains (“DMWS”) and Distillers Dried Grains with Solubles (“DDGS”). DWS is processed corn mash that contains approximately 70% moisture. DWS has a shelf life of approximately three days and can be sold only to farms within the immediate vicinity of an ethanol plant. DMWS is DWS that has been dried to approximately 50% moisture. DMWS have a slightly longer shelf life of approximately ten days and are often sold to nearby markets. DDGS is DWS that has been dried to 10% to 12% moisture. DDGS has an almost indefinite shelf life and may be sold and shipped to any market regardless of its vicinity to an ethanol plant. Due to certain operational restrictions in our air permit, we expect all of the distillers grains produced at our Granite Falls plant will be DDGS until the MPCA authorizes us to resume the production of modified wet distillers grains.
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
National Ethanol Markets
     According to the Renewable Fuels Association, demand for fuel ethanol in the United States reached a new high in 2005 of 4 billion gallons, an increase of 17% from 2004 and 126% since 2001. Demand statistics for 2006 have not yet been released by the Renewable Fuels Association. In its report titled, “Ethanol Industry Outlook 2006,” the Renewable Fuels Association anticipates demand for ethanol to remain strong. The passage of the Volumetric Ethanol Excise Tax Credit (“VEETC”) in 2004 provides the flexibility necessary to expand ethanol blending to include high-percentage blends of ethanol such as E85. In addition, the implementation of a Renewable Fuels Standard contained in the Energy Policy Act of 2005, which was signed into law on August 8, 2005, has favorably impacted the ethanol industry by enhancing both the production and use of ethanol.
     The RFS began at 4 billion gallons in 2006 and will increase to 7.5 billion gallons by 2012. The RFS is a national flexible program that does not require that any renewable fuels be used in any particular area or state, allowing refiners to use renewable fuel blends in those areas where it is most cost-effective. According to the Renewable Fuels Association, the RFS is expected to lead to about $6 billion in new investment in ethanol plants across the country. An increase in the number of new plants will bring an increase in the supply of ethanol. Although we expect the RFS to favorably impact the ethanol industry because it requires a certain minimum of the nation’s fuel supply to consist of renewable fuels, which is currently composed almost exclusively of ethanol, we believe other market forces have been just as influential since national ethanol production now exceeds the amount mandated by the RFS.
     Although the Energy Policy Act of 2005 did not impose a national ban of Methyl Tertiary Butyl Ether (MTBE), its failure to include liability protection for manufacturers of MTBE could result in refiners and blenders using ethanol as an oxygenate rather than MTBE to satisfy the reformulated gasoline oxygenate requirement. While this may create some additional demand in the short term, the Act repealed the Clean Air Act’s 2% oxygenate requirement for reformulated gasoline immediately in California and 270 days after enactment elsewhere. However, the Clean Air Act also contains an oxygenated fuel requirement for areas classified as carbon monoxide non-attainment areas. These areas are required to establish an oxygenated fuels program for a period of no less than three months each winter. The minimum oxygen requirement for gasoline sold in these areas is 2.7% by weight. This is the equivalent of 7.7% ethanol by volume in a gasoline blend. This requirement was unaffected by the Act and a number of states, including California, participate in this program.
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
Ethanol Distribution
     On August 31, 2004, we entered into a marketing agreement with Aventine Renewable Energy, Inc., (“Aventine”) for the purposes of marketing and distributing all of the ethanol we produce at the plant. Aventine markets our ethanol to local, regional and national markets. The local and regional markets include Minnesota as well as markets in Colorado and Illinois. Aventine markets the ethanol for multiple other ethanol plants and is also a major producer of ethanol. Aventine sells the ethanol using three different types of contracts:
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
     Our agreement with CSC began as of plant start-up on November 13, 2005, for an initial term of one year. On November 13, 2006, the agreement was automatically renewed for another one year period. Either party may terminate the agreement at any time upon 90 days prior written notice.
     CSC currently owns 100 of our membership units.
New Products and Services
     We have not introduced any new products or services during this fiscal year.
Governmental Regulation and Federal Ethanol Supports
Federal Ethanol Supports
     Ethanol has important applications, primarily as a high-quality octane enhancer and an oxygenate capable of reducing air pollution and improving automobile performance. The ethanol industry is dependent on several economic incentives to produce ethanol, including federal ethanol supports. The most recent ethanol supports are contained in the Energy Policy Act of 2005. See, “National Ethanol Markets.” On January 23, 2007, President Bush, in his State of the Union address, reiterated the federal government’s commitment to the development of the renewable fuels industry. President Bush proposed increasing the supply of renewable fuels by setting a mandatory fuels standard requiring 35 billion gallons of renewable and alternative fuels to be used in the year 2017 to achieve the goal of reducing gasoline usage in the United States by 20 percent in the next 10 years.
     Historically, ethanol sales have been favorably affected by the Clean Air Act amendments of 1990, particularly the Federal Oxygen Program which became effective November 1, 1992. The Federal Oxygen Program requires the sale of oxygenated motor fuels during the winter months in certain major metropolitan areas to reduce carbon monoxide pollution. Ethanol use has increased due to a second Clean Air Act program, the Reformulated Gasoline Program. This program became effective January 1, 1995, and requires the sale of reformulated gasoline in nine major urban areas to reduce pollutants, including those that contribute to ground level ozone, better known as smog. The two major oxygenates added to reformulated gasoline pursuant to these programs are MTBE and ethanol, however MTBE has allegedly caused groundwater contamination and has been banned from use by many states. Although the Energy Policy Act of 2005 did not impose a national ban of MTBE, its failure to include liability protection for manufacturers of MTBE is expected to result in refiners and blenders using ethanol as an oxygenate rather than MTBE to satisfy the reformulated gasoline oxygenate requirement. While this may create increased demand in the short-term, we do not expect this to have a long term impact on the demand for ethanol as the Act repealed the Clean Air Act’s 2% oxygenate requirement for reformulated gasoline immediately in California and 270 days after enactment elsewhere. However, the Act did not repeal the 2.7% oxygenate requirement for carbon monoxide non-attainment areas which are required to use oxygenated fuels in the winter months. While we expect ethanol to be the oxygenate of choice in these areas, there is no assurance that ethanol will in fact be used.
     The use of ethanol as an alternative fuel source has been aided by federal tax policy. On October 22, 2004, President Bush signed H.R. 4520, which contained the Volumetric Ethanol Excise Tax Credit (“VEETC”) and amended the federal excise tax structure effective as of January 1, 2005. Prior to VEETC, ethanol-blended fuel was taxed at a lower rate than regular gasoline (13.2 cents on a 10% blend). Under VEETC, the ethanol excise tax exemption has been eliminated, thereby allowing the full federal excise tax of 18.4 cents per gallon of gasoline to be collected on all gasoline and allocated to the highway trust fund. This is expected to add approximately $1.4 billion to the highway trust fund revenue annually. In place of the exemption, the bill creates a new volumetric ethanol excise tax credit of 5.1 cents per gallon of ethanol blended at 10%. Refiners and gasoline blenders apply for this credit on the same tax form as before only it is a credit from general revenue, not the highway trust fund. Based on volume, the VEETC is expected to allow much greater refinery flexibility in blending ethanol since it makes the tax credit available on all ethanol blended with all gasoline, diesel and ethyl tertiary butyl ether (“ETBE”), including ethanol in E-85. The VEETC is scheduled to expire on December 31, 2010.
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
The Energy Policy Act of 2005 also expands who qualifies as a small producer for the purposes of the small ethanol producer tax credit. The size limitation on the production capacity of small ethanol producers has increased from 30 million gallons per year to 60 million gallons per year. The tax credit is capped a $1.5 million per year per producer. The credit is effective for taxable years ending after the date of enactment through 2010. Since we expect to now qualify as a small ethanol producer under the Act, we expect to be eligible for this tax credit this taxable year and to pass this credit onto our members.
     On September 7, 2006, the EPA published proposed final rules implementing the RFS program. The RFS program will apply in 2007 prospectively from the effective date of the final rule. The RFS for 2007 is 4.7 billion gallons of renewable fuel. The RFS must be met by refiners, blenders, and importers (obligated parties). Compliance with the RFS program will be shown through the acquisition of unique Renewable Identification Numbers (RINs) assigned by the producer to every batch of renewable fuel produced. The RIN shows that a certain volume of renewable fuel was produced. Obligated parties must acquire sufficient RINs to demonstrate compliance with their performance obligation. In addition, RINs can be traded and a recordkeeping and electronic reporting system for all parties that have RINs ensures the integrity of the RIN pool.
     RINs are valid for compliance purposes for the calendar year in which they were generated, or the following calendar year. No more than 20% of the current year obligation could be satisfied using RINs from the previous year. An obligated party may carry a deficit over from one year into the next if it cannot generate or purchase sufficient RINs to meet its renewable volume obligation. However, deficits cannot be carried over from year into the next.
     The RFS system will be enforced through a system of registration, record keeping and reporting requirements for obligated parties, renewable producers (RIN generators), as well as any party that procures or trades RINs either as part of their renewable purchases or separately. Any person who violates any prohibition or requirement of the RFS program may be subject to civil penalties for each day of each violation. For example, under the proposed rule, a failure to acquire sufficient RINs to meet a party’s renewable fuels obligation would constitute a separate day of violation for each day the violation occurred during the annual averaging period. The enforcement provisions are necessary to ensure the RFS program goals are not compromised by illegal conduct in the creation and transfer of RINs.
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
     The government’s regulation of the environment changes constantly. We are subject to extensive air, water and other environmental regulations and we are required to obtain a number of environmental permits in order to construct and operate the plant. It is possible that more stringent federal or state environmental rules or regulations could be adopted, which could increase our future operating costs and expenses. It also is possible that federal or state environmental rules or regulations could be adopted that could have an adverse effect on the use of ethanol. For example, changes in the environmental regulations regarding the required oxygen content of automobile emissions could have an adverse effect on the ethanol industry. Furthermore, plant operations are governed by the Occupational Safety and Health Administration (“OSHA”). OSHA regulations may change such that the future costs of operating the plant may increase. Any of these regulatory factors may result in higher costs or other materially adverse conditions effecting our operations, cash flows and financial performance.
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
     The ethanol industry has grown to approximately 111 production facilities in the United States. There are also numerous other producer and privately owned ethanol plants planned and operating throughout the Midwest and elsewhere in the United States. The largest ethanol producers include Abengoa Bioenergy Corp., Archer Daniels Midland, ASAlliances Biofuels, LLC, Aventine Renewable Energy, Inc., Cargill, Inc., The Andersons, US Bio Energy and VeraSun Energy Corporation, all of which are each capable of producing more ethanol than we are able to produce. ADM is currently the largest ethanol producer in the U.S. and controls a significant portion of the ethanol market.
     The following table identifies most of the ethanol producers in the United States along with their production capacities.
U.S. FUEL ETHANOL BIOREFINERIES AND PRODUCTION CAPACITY
million gallons per year (mmgy)

			Current Capacity	Under Construction/
COMPANY	LOCATION	FEEDSTOCK	(mgy)	Expansions (mgy)
Abengoa Bioenergy Corp.	York, NE	Corn/milo	55
	Colwich, KS		25
	Portales, NM		30
	Ravenna, NE			88
Aberdeen Energy*	Mina, SD	Corn		100
Absolute Energy, LLC	St. Ansgar, IA	Corn		100
ACE Ethanol, LLC	Stanley, WI	Corn	41
Adkins Energy, LLC*	Lena, IL	Corn	40
Advanced Bioenergy	Fairmont, NE	Corn		100
AGP*	Hastings, NE	Corn	52
Agra Resources Coop. d.b.a EXOL*	Albert Lea, MN	Corn	40	8
Agri-Energy, LLC*	Luverne, MN	Corn	21

			Current Capacity	Under Construction/
COMPANY	LOCATION	FEEDSTOCK	(mgy)	Expansions (mgy)
Alchem Ltd. LLLP	Grafton, ND	Corn	10.5
Al-Corn Clean Fuel*	Claremont, MN	Corn	35	15
Amaizing Energy, LLC*	Denison, IA	Corn	40
Archer Daniels Midland	Decatur, IL	Corn	1070	275
	Cedar Rapids, IA	Corn
	Clinton, IA	Corn
	Columbus, NE	Corn
	Marshall, MN	Corn
	Peoria, IL	Corn
	Wallhalla, ND	Corn/barley
Arkalon Energy, LLC	Liberal, KS	Corn		110
ASAlliances Biofuels, LLC	Albion, NE	Corn		100
	Linden, IN	Corn		100
	Bloomingburg, OH	Corn		100
Aventine Renewable Energy, Inc.	Pekin, IL	Corn	100	57
	Aurora, NE	Corn	50
Badger State Ethanol, LLC*	Monroe, WI	Corn	48
Big River Resources, LLC *	West Burlington, IA	Corn	52
Blue Flint Ethanol	Underwood, ND	Corn		50
Bonanza Energy, LLC	Garden City, KS	Corn/milo		55
Broin Enterprises, Inc.*	Scotland, SD	Corn	11
Bushmills Ethanol, Inc.*	Atwater, MN	Corn	40
Cardinal Ethanol	Harrisville, IN	Corn		100
Cargill, Inc.	Blair, NE	Corn	85
	Eddyville, IA	Corn	35
Cascade Grain	Clatskanie, OR	Corn		108
CassCo Amaizing Energy, LLC	Atlantic, IA	Corn		110
Castle Rock Renewable Fuels, LLC	Necedah, WI	Corn		50
Center Ethanol Company	Sauget, IL	Corn		54
Central Indiana Ethanol, LLC	Marion, IN	Corn		40
Central Illinois Energy, LLC	Canton, IL	Corn		37
Central MN Ethanol Coop*	Little Falls, MN	Corn	21.5
Central Wisconsin Alcohol	Plover, WI	Seed corn	4
Chief Ethanol	Hastings, NE	Corn	62
Chippewa Valley Ethanol Co.*	Benson, MN	Corn	45
Commonwealth Agri-Energy, LLC*	Hopkinsville, KY	Corn	33
Corn, LP*	Goldfield, IA	Corn	50
Cornhusker Energy Lexington, LLC	Lexington, NE	Corn	40
Corn Plus, LLP*	Winnebago, MN	Corn	44
Dakota Ethanol, LLC*	Wentworth, SD	Corn	50
DENCO, LLC*	Morris, MN	Corn	21.5
Dexter Ethanol, LLC	Dexter, IA	Corn		100
E Energy Adams, LLC	Adams, NE	Corn		50
E3 Biofuels	Mead, NE	Corn		24
East Kansas Agri-Energy, LLC*	Garnett, KS	Corn	35
Elkhorn Valley Ethanol, LLC	Norfolk, NE	Corn		40
ESE Alcohol Inc.	Leoti, KS	Seed corn	1.5
Ethanol2000, LLP*	Bingham Lake, MN	Corn	32
First United Ethanol, LLC (FUEL)	Mitchell Co., GA	Corn		100
Frontier Ethanol, LLC	Gowrie, IA	Corn	60
Front Range Energy, LLC	Windsor, CO	Corn	40

			Current Capacity	Under Construction/
COMPANY	LOCATION	FEEDSTOCK	(mgy)	Expansions (mgy)
Glacial Lakes Energy, LLC*	Watertown, SD	Corn	50	50
Global Ethanol/Midwest Grain Processors	Lakota, IA	Corn	95
	Riga, MI	Corn		57
Golden Cheese Company of California*	Corona, CA	Cheese whey	5
Golden Grain Energy LLC*	Mason City, IA	Corn	60	50
Golden Triangle Energy, LLC*	Craig, MO	Corn	20
Grand River Distribution	Cambria, WI	Corn		40
Grain Processing Corp.	Muscatine, IA	Corn	20
Granite Falls Energy, LLC	Granite Falls, MN	Corn	52
Great Plains Ethanol, LLC*	Chancellor, SD	Corn	50
Green Plains Renewable Energy	Shenandoah, IA	Corn		50
	Superior, IA	Corn		50
Hawkeye Renewables, LLC	Iowa Falls, IA	Corn	105
	Fairbank, IA	Corn	115
	Menlo, IA	Corn		100
Heartland Corn Products*	Winthrop, MN	Corn	35
Heartland Grain Fuels, LP*	Aberdeen, SD	Corn	9
	Huron, SD	Corn	12	18
Heron Lake BioEnergy, LLC	Heron Lake, MN	Corn		50
Holt County Ethanol	O'Neill, NE	Corn		100
Horizon Ethanol, LLC	Jewell, IA	Corn	60
Husker Ag, LLC*	Plainview, NE	Corn	26.5
Illinois River Energy, LLC	Rochelle, IL	Corn		50
Indiana Bio-Energy	Bluffton, IN	Corn		101
Iowa Ethanol, LLC*	Hanlontown, IA	Corn	50
Iroquois Bio-Energy Company, LLC	Rensselaer, IN	Corn		40
James Valley Ethanol, LLC	Groton, SD	Corn	50
KAAPA Ethanol, LLC*	Minden, NE	Corn	40
Kansas Ethanol, LLC	Lyons, KS	Corn		55
Land O’ Lakes*	Melrose, MN	Cheese whey	2.6
Levelland/Hockley County Ethanol, LLC	Levelland, TX	Corn		40
Lincolnland Agri-Energy, LLC*	Palestine, IL	Corn	48
Lincolnway Energy, LLC*	Nevada, IA	Corn	50
Liquid Resources of Ohio	Medina, OH	Waste beverage	3
Little Sioux Corn Processors, LP*	Marcus, IA	Corn	52
Marquis Energy, LLC	Hennepin, IL	Corn		100
Marysville Ethanol, LLC	Marysville, MI	Corn		50
Merrick & Company	Golden, CO	Waste beer	3
MGP Ingredients, Inc.	Pekin, IL	Corn/wheat starch	78
	Atchison, KS
Michigan Ethanol, LLC	Caro, MI	Corn	50
Mid American Agri Products/Wheatland	Madrid, NE	Corn		44
Mid-Missouri Energy, Inc.*	Malta Bend, MO	Corn	45
Midwest Renewable Energy, LLC	Sutherland, NE	Corn	25
Millennium Ethanol	Marion, SD	Corn		100
Minnesota Energy*	Buffalo Lake, MN	Corn	18
Missouri Ethanol	Laddonia, MO	Corn	45
Missouri Valley Renewable Energy, LLC	Meckling, SD	Corn		60

			Current Capacity	Under Construction/
COMPANY	LOCATION	FEEDSTOCK	(mgy)	Expansions (mgy)
NEDAK Ethanol	Atkinson, NE	Corn		44
New Energy Corp.	South Bend, IN	Corn	102
North Country Ethanol, LLC*	Rosholt, SD	Corn	20
Northeast Biofuels	Voley, NY	Corn		114
Northeast Missouri Grain, LLC*	Macon, MO	Corn	45
Northern Lights Ethanol, LLC*	Big Stone City, SD	Corn	50
Northstar Ethanol, LLC	Lake Crystal, MN	Corn	52
Northwest Renewable, LLC	Longview, WA	Corn		55
Otter Creek Ethanol, LLC*	Ashton, IA	Corn	55
Otter Tail Ag Enterprises	Fergus Falls, MN	Corn		57.5
Pacific Ethanol	Madera, CA	Corn	35
	Boardman, OR	Corn		35
Panda Energy	Hereford, TX	Corn/milo		100
Panhandle Energies of Dumas, LP	Dumas, TX	Corn/Grain Sorghum		30
Parallel Products	Louisville, KY	Beverage Waste	5.4
	R. Cucamonga, CA
Patriot Renewable Fuels, LLC	Annawan, IL	Corn		100
Penford Products	Ceder Rapids, IA	Corn		45
Permeate Refining	Hopkinton, IA	Sugars & starches	1.5
Phoenix Biofuels	Goshen, CA	Corn	25
Pinal Energy, LLC	Maricopa, AZ	Corn		55
Pine Lake Corn Processors, LLC*	Steamboat Rock, IA	Corn	20
Pinnacle Ethanol, LLC	Corning, IA	Corn		60
Plainview BioEnergy, LLC	Plainview, TX	Corn		100
Platinum Ethanol, LLC*	Arthur, IA	Corn		110
Plymouth Ethanol, LLC	Merrill, IA	Corn		50
Prairie Ethanol, LLC	Loomis, SD	Corn	60
Prairie Horizon Agri-Energy, LLC	Phillipsburg, KS	Corn	40
Premier Ethanol	Portland, IN	Corn		60
Pro-Corn, LLC*	Preston, MN	Corn	42
Quad-County Corn Processors*	Galva, IA	Corn	27
Red Trail Energy, LLC	Richardton, ND	Corn	50
Redfield Energy, LLC	Redfield, SD	Corn		50
Reeve Agri-Energy	Garden City, KS	Corn/milo	12
Renew Energy	Jefferson Junction, WI	Corn		130
Siouxland Energy & Livestock Coop*	Sioux Center, IA	Corn	25	40
Siouxland Ethanol, LLC	Jackson, NE	Corn		50
Sioux River Ethanol, LLC*	Hudson, SD	Corn	50
Southwest Iowa Renewable Energy, LLC	Council Bluffs, IA	Corn		110
Sterling Ethanol, LLC	Sterling, CO	Corn	42
Summit Ethanol	Leipsic, OH	Corn		60
Tall Corn Ethanol, LLC*	Coon Rapids, IA	Corn	49
Tama Ethanol, LLC	Tama, IA	Corn		100
Tate & Lyle	Loudon, TN	Corn	67	38
	Ft. Dodge, IA	Corn		105
The Anderson Albion Ethanol LLC	Albion, MI	Corn	55
The Andersons Clymers Ethanol, LLC	Clymers, IN	Corn		110

			Current Capacity	Under Construction/
COMPANY	LOCATION	FEEDSTOCK	(mgy)	Expansions (mgy)
The Andersons Marathon Ethanol, LLC	Greenville, OH	Corn		110
Trenton Agri Products, LLC	Trenton, NE	Corn	40
United Ethanol	Milton, WI	Corn		52
United WI Grain Producers, LLC*	Friesland, WI	Corn	49
US BioEnergy Corp.	Albert City, IA	Corn	250	250
	Woodbury, MI	Corn
	Hankinson, ND	Corn
	Ord, NE	Corn
	Central City, NE	Corn
	Dyersville, IA	Corn
U.S. Energy Partners, LLC (White Energy)	Russell, KS	Milo/wheat starch	48
Utica Energy, LLC	Oshkosh, WI	Corn	48
VeraSun Energy Corporation	Aurora, SD	Corn	230	330
	Ft. Dodge, IA	Corn
	Charles City, IA	Corn
	Welcome, MN	Corn
	Hartely, IA	Corn
Voyager Ethanol, LLC*	Emmetsburg, IA	Corn	52
Western New York Energy, LLC	Shelby, NY	Corn		50
Western Plains Energy, LLC*	Campus, KS	Corn	45
Western Wisconsin Renewable Energy, LLC*	Boyceville, WI	Corn	40
White Energy	Hereford, TX	Corn/Milo		100
Wind Gap Farms	Baconton, GA	Brewery Waste	0.4	38
Renova Ethanol	Torrington, WY	Corn	5
Xethanol BioFuels, LLC	Blairstown, IA	Corn	5	35
Yuma Ethanol	Yuma, CO	Corn		40
Total Current Capacity at 111 ethanol biorefineries			5,436.4

Total Under Construction (75)/ Expansions 87)				6,146.5

Total Capacity			11,582.9

*	locally-owned
Renewable Fuels Association
Last Updated January 11, 2007

     We also compete locally with a number of ethanol production facilities in the State of Minnesota including operating plants and plants under construction or expansion:
ETHANOL PRODUCTION FACILITIES LOCATED IN THE STATE OF MINNESOTA

				Under Construction/
Company	Location	Feedstock	Capacity (mmgy)	Expansion (mmgy)
Agra Resources Coop. d.b.a. EXOL	Albert Lea	Corn	40	8
Agri-Energy, LLC	Luverne	Corn	21
Al-Corn Clean Fuel	Claremont	Corn	35	15
Archer-Daniels Midland	Marshall	Corn	40
Bushmills Ethanol, Inc.	Atwater	Corn	40
Central MN Ethanol Coop	Little Falls	Corn	21.5
Chippewa Valley Ethanol Co.	Benson	Corn	45
Corn Plus, LLP	Winnebago	Corn	44
DENCO, LLC	Morris	Corn	21.5
Ethanol2000, LLP	Bingham Lake	Corn	32
Granite Falls Energy, LLC	Granite Falls	Corn	52
Heartland Corn Products	Winthrop	Corn	35
Heron Lake BioEnergy, LLC	Heron Lake	Corn		50
Land O’ Lakes	Melrose	Cheese Whey	2.6
Minnesota Energy	Buffalo Lake	Corn	18
Northstar Ethanol, LLC	Lake Crystal	Corn	52
Otter Tail Ag Enterprises	Fergus Falls	Corn		57.5
Pro-Corn, LLC	Preston	Corn	42
VeraSun Energy Corporation	Welcome	Corn		110

Total:			541.6

Future Total:				240.5

     Most ethanol is currently produced from corn and other raw grains, such as milo or sorghum — especially in the Midwest. The current trend in ethanol production research is to develop an efficient method of producing ethanol from cellulose-based biomass, such as agricultural waste, forest residue, municipal solid waste, and energy crops. This trend is driven by the fact that cellulose-based biomass is generally cheaper than corn, and producing ethanol from cellulose-based biomass would create opportunities to produce ethanol in areas which are unable to grow corn. Although current technology is not thought to be sufficiently efficient to be competitive, a recent report by the U.S. Department of Energy entitled “Outlook for Biomass Ethanol Production and Demand” indicates that new conversion technologies may be developed in the future making cellulose-based ethanol a viable alterative to corn-based ethanol. If an efficient method of producing ethanol from cellulose-based biomass is developed, we may not be able to compete effectively. We do not know whether it will be cost-effective to convert our ethanol plant to a plant which will use cellulose-based biomass to produce ethanol. If we are unable to produce ethanol as cost-effectively as cellulose-based producers, our ability to generate revenue will be negatively impacted and your investment could lose value.
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
     Alternative fuels, gasoline oxygenates and alternative ethanol production methods are also continually under development by ethanol and oil companies with far greater resources than our own. The major oil companies have significantly greater resources than we have to develop alternative products and to influence legislation and public perception of MTBE and ethanol. New ethanol products or methods of ethanol production developed by larger and better-financed competitors could provide them competitive advantages and harm our business.
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
     To produce approximately 50 million gallons of ethanol per year our ethanol plant needs approximately 18 million bushels of corn per year, or approximately 49,000 bushels per day, as the feedstock for its dry milling process. The grain supply for our plant is obtained primarily from the Farmers Cooperative Elevator Company, our exclusive grain procurement agent. We will be forced to seek alternative corn suppliers if the Elevator cannot meet our needs.
     Our grain procurement agreement with Farmers Cooperative Elevator is for a term of 12 years. We pay weekly at-market price (generally based on the daily posted board price at the elevator’s Minnesota Falls branch) for corn delivered to us, subject to adjustments for corn of inferior quality or with excess moisture. We also pay a weekly corn procurement fee of $0.05 per bushel of corn delivered. The corn procurement fee increases in the fourth and eighth years of our agreement to $0.055 and $0.06, respectively, per bushel of corn delivered. The Elevator currently owns 650 of our membership units.
     Between 2001 and 2005, the county in which our plant is located, and the nearby counties, together averaged approximately 196 million bushels of corn production annually. Local corn crop production in 2005 was greater than all four previous years. The following table provides a summary of corn crop production data based on the Minnesota Department of Agriculture’s “Corn County Estimates” released March 7, 2006. From this total production, we believe approximately 65 million bushels of corn will be produced annually within a 25-mile radius of our plant.

County	2001	2002	2003	2004	2005	Average
Chippewa	19,232,400	24,185,400	21,006,900	22,467,600	25,203,200	22,419,100
Lac Qui Parle	19,781,000	23,894,400	18,436,700	23,730,000	27,307,500	22,629,920
Lyon	21,918,400	26,270,100	23,842,000	28,256,000	31,950,000	26,447,300
Kandiyohi	17,379,800	23,786,100	20,173,600	21,576,000	25,436,200	21,670,340
Redwood	30,132,000	35,733,200	34,458,400	40,321,800	43,334,400	36,795,960
Renville	32,058,000	40,137,500	36,859,000	41,787,200	46,774,800	39,523,300
Yellow Medicine	23,769,500	26,148,600	24,745,500	28,519,000	29,747,200	26,585,960

Total	164,271,100	200,155,300	179,522,100	206,657,600	229,753,300	196,071,880
     The price and availability of corn are subject to significant fluctuations depending upon a number of factors affecting grain commodity prices in general, including crop conditions, weather, governmental programs and foreign purchases. The market price of ethanol is not directly related to grain prices, and therefore ethanol producers are generally not able to compensate for increases in the cost of grain feedstock through adjustments in prices charged for their ethanol. We therefore anticipate that our plant’s profitability will be negatively impacted during periods of high grain prices.
     On January 12, 2007, the United States Department of Agriculture (“USDA”) released its Crop Production report, which estimated the 2006 grain corn crop at 10.53 billion bushels, down approximately 2.0 percent from its December 11, 2006, estimate of 10.74 billion bushes. The January 12, 2007, estimate is approximately 5.2 percent below the USDA’s estimate of the 2005 corn crop of 11.11 billion bushels.
     In an attempt to minimize the effects of the volatility of corn costs on operating profits, we take hedging positions in corn futures markets. Hedging means protecting the price at which we buy corn and the price at which we will sell our products in the future. It is a way to attempt to reduce the risk caused by price fluctuation. The effectiveness of hedging activities is dependent upon, among other things, the cost of corn and our ability to sell sufficient amounts of ethanol and distillers grains to utilize all of the corn subject to the futures contracts. Hedging activities can result in costs to us because price movements in grain contracts are highly volatile and are influenced by many factors beyond our control and these costs may be significant.
Utilities
     Natural Gas. Natural gas is a significant input to our manufacturing process. We estimate our natural gas usage at approximately 125,000 million British thermal units (“mmBTU”) per month. We use natural gas to dry our distillers grains product to moisture contents at which it can be stored for long periods and transported greater distances, so that we can market the product to broader livestock markets, including poultry and swine markets in the continental United States.
     We pay Center Point Energy/Minnegasco a per unit fee to move the natural gas through the pipeline and have guaranteed to move a minimum of 1,400,000 decatherm annually thereafter through December 31, 2015, which is the ending date of the agreement. Upon expiration of the agreement on December 31, 2015, the agreement automatically renews for one-year terms and may be terminated by either party upon one year’s prior written notice.
     We also have an agreement with U.S. Energy Services, Inc. On our behalf, U.S. Energy Services procures contracts with various natural gas vendors to supply the natural gas necessary to operate the plant. We determined that sourcing our natural gas from a variety of vendors may prove more cost-efficient than using an exclusive supplier.
     Electricity. Our plant requires a continuous supply of 4.5 megawatts of electricity. We have an agreement with Minnesota Valley Electric Cooperative to supply electricity to our plant. Under this agreement, we pay MVEC a base fee of $8,000 per month plus regular rates for delivery of electricity to our plant.
     Water. We currently obtain the water to operate our plant from wells located approximately one and one-half miles from our plant. The water supplied by these wells is treated at the water treatment facility at the plant prior to use in the manufacturing process. As we operate the plant using these water supply sources, we are required to continuously monitor the static water level in our wells and the wells of adjacent property owners. Based on the current water levels in our wells and to provide a redundant source of water, we have built the infrastructure necessary to obtain water from the Minnesota River. In September 2006, we began construction of an intake structure in the Minnesota River and a water pipeline to the plant from the Minnesota River to provide a redundant water supply. We have easements with two landowners that allowed us to bring a water pipeline across their property to the plant. In order to use river water in our production process, we have also added additional water treatment equipment. The new water pipeline and water treatment equipment became operational in January 2007. The cost of constructing the infrastructure necessary to draw water from the Minnesota River was approximately $8,400,000.
Research and Development
     We do not conduct any research and development activities associated with the development of new technologies for use in producing ethanol and distillers grains.

Dependence on One or a Few Major Customers
     As discussed above, we have entered into marketing agreements with Aventine and CSC for the purposes of marketing and distributing our principal products, ethanol and distillers grains, respectively. We rely on Aventine and CSC for the sale and distribution of almost all of our products, except for those distillers grains that we market locally. Therefore, we are highly dependent on Aventine and CSC for the successful marketing of our products. Any loss of Aventine or CSC as our marketing agents for our ethanol and distillers grains, respectively could have a significant negative impact on our revenues.
Costs and Effects of Compliance with Environmental Laws
     We have obtained the required air, water, construction and other permits necessary to construct and operate the plant. On August 28, 2006, the Minnesota Pollution Control Agency (“MPCA”) acknowledged receipt of our minor emission amendment application which, pending approval of our permit amendment, allowed us to operate at a rate of up to 52.60 million gallons per year, which is greater than our approximate production capacity of 50 million gallons per year. However, in January 2007 Granite Falls received a Notice of Violation from the MPCA notifying Granite Falls of alleged violations discovered by the MPCA staff during its inspection of the plant in August 2006. We are taking a number of corrective actions, which include slowing the plant’s production level from an annual rate of 52.60 million gallons of denatured ethanol to an annual rate of 47.25 million gallons of denatured ethanol and temporarily discontinuing the production of modified wet distillers grains (wet cake), one of its co-products. In addition, some of our permits require additional action in order for us to increase our production efficiency or maintain compliance with applicable environmental laws and regulations. During the next twelve months, we expect to work on the following permitting activities:
     SPCC and RMP. We have prepared a Spill Prevention Control and Countermeasures (“SPCC”) plan and a Process Hazard Analysis as required by OSHA and the EPA. We are preparing a Risk Management Plan (“RMP”) which is required by EPA. These items are required by the Environmental Protection Agency and enforced by the MPCA and OSHA.
     Air Permits. Our current Air Emissions Permit and National Pollution Discharge Elimination System (“NPDES”) Permit allows the Company to operate at a rate of 45 million gallons per year of undenatured ethanol (“200 proof”) or 47.25 million gallons per year of fuel ethanol. In June 2006, we applied for major amendments to both permits to allow us to operate at a rate of 60 million gallons of undenatured ethanol or 63 million gallons per year of fuel ethanol. These applications were reviewed by the MPCA and the Attorney General for the State of Minnesota. During the period the amendments were open for public comment, an environmental group submitted a letter challenging several aspects of our NPDES permit. MPCA denied our major emissions amendment in June 2006. Under both the current Air Emissions Permit and the anticipated amended Air Emissions Permit, we were required to conduct emissions testing within 180 days of plant start-up. We performed the compliance testing in mid-April 2006 and we were in full compliance with the rate of the amended Air Emissions Permit level. We submitted a minor emissions amendment to our current air permit in August 2006 which would allow us to operate the plant at 50 million gallons per year of undenatured ethanol (200 proof) or 52.60 million gallons per year of denatured ethanol. The Minnesota Pollution Control Agency (MPCA) acknowledged receipt of this amendment request on August 7, 2006 and indicated that we could begin modifications to our plant process 14 days after receipt of their notice. On August 22, 2006 GFE began production modifications to the 52.60 million gallons per year capacity.
     In January 2007 we received a Notice of Violation from the Minnesota Pollution Control Agency (“MPCA”) notifying Granite Falls of alleged violations discovered by the MPCA staff during its inspection of the plant in August 2006 and relating to permit amendments filed by Granite Falls that same month. The Notice of Violation requires Granite Falls to take immediate corrective actions and provides the company with an opportunity to respond to the alleged violations.
     We are currently in the process of responding to the MPCA’s Notice of Violation and rectifying the environmental and permitting concerns of the MPCA. However, until the MPCA and Granite Falls have addressed the alleged violations, Granite Falls is taking a number of corrective actions, which include slowing the plant’s production level from an annual rate of 52.60 million gallons of denatured ethanol to an annual rate of 47.25 million gallons of denatured ethanol and temporarily discontinuing the production of modified wet distillers grains (wet cake), one of its co-products. Granite Falls has begun negotiations with the MPCA regarding the Notice of Violations as Granite Falls does not believe that all of the alleged violations are warranted.
     Granite Falls is unsure as to when the ethanol plant will be able to return to a level of production exceeding 47.25 million gallons of denatured ethanol per year, but is actively pursuing all courses of action that will enable the plant to return to full production capacity as soon as possible.
     Water Permits. We obtained a three-year conditional, 240 million gallons per year water appropriation permit from the Minnesota Department of Natural Resources (“MDNR”), which will remain in effect through December 31, 2008. On August 9, 2006, we applied for an amendment to our permit taking our 240 million gallons per year ground water appropriation up to 250 million gallons per year. We have been operating our plant from wells located approximately one and one-half miles from our plant since late October 2005. As part of the original application process, we conducted drawdown tests for the wells which indicated that the wells contain a sufficient supply of water for our purposes. As a condition of the water appropriations permit, we are required to frequently monitor the static water level in our wells and the wells of adjacent property owners. While we are in compliance with the terms of our conditional water appropriation permit, our continued monthly monitoring activities indicate that the water level of our wells had decreased more than expected in July and August 2006 but have subsequently stabilized and have not reached threshold levels to require modified pumping rates from the wells.
     Based on the current levels in the wells and to provide a redundant source of water, we started construction in September 2006 on our river water intake, pipeline, and new water treatment equipment. We received our river water appropriations permit for 250 million gallons per year on September 22, 2006. Our original plan was to have the new water pipeline and water treatment equipment operational by late December 2006, but it was not until January 2007 that the equipment became operational. We have completed water trials and are currently debugging the water treatment equipment. We expect to begin treating river water in January or February 2007. We are also continuing to investigate ways to receive water from the City of Granite Falls.
     Our current and expected amended NPDES permit will be in effect through December 2008. We had requested a variance from MPCA for certain minerals that are in the water that we currently discharge into a local creek. We have been informed by MPCA that we will not receive the same variance when our NPDES permit comes up for renewal in 2008. The addition of our new river water treatment plant is anticipated to make significant changes in reducing certain minerals and TDS levels to utility water discharges enabling us to comply with the higher MPCA standards for water discharge. The new river water treatment plant will enable us to re-use much of the discharged utility water currently going to a local creek.
     For the fiscal year ended October 31, 2006, we estimate the costs of compliance with federal, state and local environmental laws to be approximately $759,400, which includes costs for certain items of plant equipment that have been specifically installed to comply with environmental laws.
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
     The government’s regulation of the environment changes constantly. It is possible that more stringent federal or state environmental rules or regulations could be adopted, which could increase our operating costs and expenses. It also is possible that federal or state environmental rules or regulations could be adopted that could have an adverse effect on the use of ethanol. For example, changes in the environmental regulations regarding the required oxygen content of automobile emissions could have an adverse effect on the ethanol industry. Furthermore, plant operations are governed by the Occupational Safety and Health Administration (“OSHA”). OSHA regulations may change such that the costs of the operation of the plant may increase. Any of these regulatory factors may result in higher costs or other materially adverse conditions effecting our operations, cash flows and financial performance.
Employees
     In October 2004 our board of governors elected Thomas Branhan as our Chief Executive Officer and Michael Nealon as our Chief Financial Officer. Both Mr. Branhan and Mr. Nealon are employees of Glacial Lakes. Pursuant to our operating and management agreement with Glacial Lakes, once half of our employees had been hired (which occurred in August 2005), we paid Glacial Lakes $35,000 per month plus three percent of our annual net income in exchange for Glacial Lakes’ management of our plant. Glacial Lakes was responsible for compensating Messrs. Branhan and Nealon for their services rendered to us.
     On December 22, 2006, Mr. Branhan and Mr. Nealon resigned from their positions as executive officers of Granite Falls pursuant to the operating and management agreement between Glacial Lakes and Granite Falls. Granite Falls and Glacial Lakes are currently negotiating an agreement regarding termination of the operating and management agreement and the management fees due to Glacial Lakes for management services rendered. We have not replaced the Glacial Lakes operating and management agreement with another management agreement. Rather, Tracey Olson, who had been serving as an advisor to the Granite Falls board, assumed the position of Chief Executive Officer and is utilizing Granite Falls’ existing employees to manage plant operations.
     Accordingly, as of the date of this report Granite Falls is not managed by any Glacial Lakes employees. The following table represents the current positions within our plant, all of which are filled by persons employed by Granite Falls:

Position	Employees

Chief Executive Officer	1
Chief Financial Officer	1
Environmental, Health and Safety Manager	1
Operations Manager	1
Plant Manager	1
Maintenance Manager	1
Maintenance Assistants and Electrician	5
Boiler Operators	5
Plant Operators	12
Lab Supervisor	1
Lab Assistant	1
Grains Supervisor	1
Grains Operators/Material Handlers	2
Receptionist	1
Administrative Assistant/Feed	1
Accounting Assistant	1

Total	36
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

Risks Relating to Our Business
     We have a limited operating history and our business may not be as successful as we anticipate. We began our business in 2000 and commenced production of ethanol at our plant in November 2005. Accordingly, we have a limited operating history from which you can evaluate our business and prospects. Our operating results could fluctuate significantly in the future as a result of a variety of factors, including those discussed through out these risk factors. Many of these factors are outside our control. As a result of these factors, our operating results may not be indicative of future operating results and you should not rely on them as indications of our future performance. In addition, our prospects must be considered in light of the risks and uncertainties encountered by an early-stage company and in rapidly evolving markets, such as the ethanol market, where supply and demand may change significantly in a short amount of time. Some of these risks relate to our potential inability to:
•	effectively manage our business and operations;

•	recruit and retain key personnel;

•	successfully maintain our low-cost structure as we expand the scale of our business;

•	manage rapid growth in personnel and operations;

•	develop new products that complement our existing business; and

•	successfully address the other risks described throughout this prospectus.
If we cannot successfully address these risks, our business, future results of operations and financial condition may be materially adversely affected, and we may continue to incur operating losses in the future.
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
     Our financial performance will be significantly dependent on corn and natural gas prices and generally we will not be able to pass on increases in input prices to our customers. Our results of operations and financial condition will be significantly affected by the cost and supply of corn and natural gas. Changes in the price and supply of corn and natural gas are subject to and determined by market forces over which we have no control.
     Ethanol production requires substantial amounts of corn. Corn, as with most other crops, is affected by weather, disease and other environmental conditions. The price of corn is also influenced by general economic, market and government factors. These factors include weather conditions, farmer planting decisions, domestic and foreign government farm programs and policies, global demand and supply and quality. Changes in the price of corn will significantly affect our business. Generally, higher corn prices will produce lower profit margins and, therefore, represent unfavorable market conditions. This is especially true if market conditions do not allow us to pass along increased corn costs to our customers. The price of corn has fluctuated significantly in the past and may fluctuate significantly in the future. In recent months the price of corn has exceeded historical averages. If a period of high corn prices were to be sustained for some time, such pricing may reduce our ability to generate revenues because of the higher cost of operating and may make ethanol uneconomical to use in fuel markets. We cannot offer any assurance that we will be able to offset any increase in the price of corn by increasing the price of our products. If we cannot offset increases in the price of corn, our financial performance may be materially and adversely affected.
     Natural gas has recently been available only at prices exceeding historical averages. These prices will increase our costs of production. The prices for and availability of natural gas are subject to volatile market conditions. These market conditions often are affected by factors beyond our control such as higher prices as a result of colder than average weather conditions, overall economic conditions and foreign and domestic governmental regulations and relations. Significant disruptions in the supply of natural gas could impair our ability to manufacture ethanol for our customers. Furthermore, increases in natural gas prices or changes in our natural gas costs relative to natural gas costs paid by competitors may adversely affect our results of operations and financial condition.

     We seek to minimize the risks from fluctuations in the prices of corn and natural gas through the use of hedging instruments. However, these hedging transactions also involve risks to our business. See “Risks Relating to Our Business — We expect to engage in hedging transactions which involve risks that can harm our business.”
     The spread between ethanol and corn prices can vary significantly and we do not expect the spread to remain at the high levels recently experienced by the ethanol industry. Corn costs will significantly impact our future cost of goods sold. Our gross margins will be principally dependent upon the spread between ethanol and corn prices. Recently, the spread between ethanol and corn prices has been at high levels, due in large part to high oil prices. However, this spread has fluctuated significantly as corn prices have increased dramatically since August 2006. Any further reduction in the spread between ethanol and corn prices, whether as a result of an increase in corn prices or a reduction in ethanol prices, would adversely affect our future results of operations and financial condition.
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
     The price of ethanol has recently been much higher than its 10-year average. We do not expect these prices to be sustainable as supply from new and existing ethanol plants increases to meet increased demand. Increased production of ethanol may lead to lower prices. The increased production of ethanol could have other adverse effects. For example, the increased production could lead to increased supplies of co-products from the production of ethanol, such as distillers grains. Those increased supplies could outpace demand, which would lead to lower prices for those co-products. Also, the increased production of ethanol could result in increased demand for corn. This could result in higher prices for corn and corn production creating lower profits. There can be no assurance as to the price of ethanol or distillers grains in the future. Any downward changes in the price of ethanol and/or distillers grains may result in less income which would decrease our revenues and profitability.
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
     We engage in hedging transactions which involve risks that can harm our business. We are exposed to market risk from changes in commodity prices. Exposure to commodity price risk results from our dependence on corn and natural gas in the ethanol production process. We will seek to minimize the risks from fluctuations in the prices of corn and natural gas through the use of hedging instruments. The effectiveness of our hedging strategies is dependent upon the cost of corn and natural gas and our ability to sell sufficient products to use all of the corn and natural gas for which we have futures contracts. There is no assurance that our hedging activities will successfully reduce the risk caused by price fluctuation which may leave us vulnerable to high corn and natural prices. Alternatively, we may choose not to engage in hedging transactions in the future. As a result, our results of operations and financial conditions may also be adversely affected during periods in which corn and/or natural gas prices increase.
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
     Operational difficulties at our plant could negatively impact our sales volumes and could cause us to incur substantial losses. Our operations are subject to labor disruptions, unscheduled downtime and other operational hazards inherent in our industry, such as equipment failures, fires, explosions, abnormal pressures, blowouts, pipeline ruptures, transportation accidents and natural disasters. Some of these operational hazards may cause personal injury or loss of life, severe damage to or destruction of property and equipment or environmental damage, and may result in suspension of operations and the imposition of civil or criminal penalties. Our insurance may not be adequate to fully cover the potential operational hazards described above or we may not be able to renew this insurance on commercially reasonable terms or at all.
     Moreover, our plant may not operate as planned or expected. Our plant has a specified nameplate capacity which represents the production capacity specified in the applicable design-build agreement. The operation of our plant is and will be, however, subject to various uncertainties relating to our ability to implement the necessary process improvements required to achieve these increased production capacities. As a result, our plant may not produce ethanol and distillers grains at the levels we expect. In the event our plant does not run at its nameplate, our business, results of operations and financial condition may be materially adversely affected.
     Disruptions to infrastructure, or in the supply of fuel, natural gas or water, could materially and adversely affect our business. Our business depends on the continuing availability of rail, road, port, storage and distribution infrastructure. Any disruptions in this infrastructure network, whether caused by labor difficulties, earthquakes, storms, other natural disasters or human error or malfeasance or other reasons, could have a material adverse effect on our business. We rely upon third-parties to maintain the rail lines from our plants to the national rail network, and any failure on their part to maintain the lines could impede our delivery of products, impose additional costs on us and could have a material adverse effect on our business, results of operations and financial condition.
     Our business also depends on the continuing availability of raw materials, including fuel and natural gas. The production of ethanol, from the planting of corn to the distribution of ethanol to refiners, is highly energy-intensive. Significant amounts of fuel and natural gas are required for the growing, fertilizing and harvesting of corn, as well as for the fermentation, distillation and transportation of ethanol and the drying of distillers grains. A serious disruption in supplies of fuel or natural gas, or significant increases in the prices of fuel or natural gas, could significantly reduce the availability of raw materials at our plant, increase our production costs and could have a material adverse effect on our business, results of operations and financial condition.
     Our plant also requires a significant and uninterrupted supply of water of suitable quality to operate. If there is an interruption in the supply of water for any reason, we may be required to halt production at our plant. If production is halted at our plant for an extended period of time, it could have a material adverse effect on our business, results of operations and financial condition.
     Competition for qualified personnel in the ethanol industry is intense and we may not be able to hire and retain qualified personnel to operate our plant. Our success depends in part on our ability to attract and retain competent personnel, which can be challenging in a rural community. For the operation of our plant, we have hired qualified managers, engineers, operations and other personnel. Competition for both managers and plant employees in the ethanol industry is intense, and we may not be able to maintain qualified personnel. If we are unable to maintain productive and competent personnel or hire qualified replacement personnel, our operations may be adversely affected, the amount of ethanol we produce may decrease and we may not be able to efficiently operate our plant and execute our business strategy.

     Technological advances could significantly decrease the cost of producing ethanol or result in the production of higher-quality ethanol, and if we are unable to adopt or incorporate technological advances into our operations, our plant could become uncompetitive or obsolete. We expect that technological advances in the processes and procedures for processing ethanol will continue to occur. It is possible that those advances could make the processes and procedures that we utilize at our plant less efficient or obsolete, or cause the ethanol we produce to be of a lesser quality. Advances and changes in the technology of ethanol production are expected to occur. Such advances and changes may make the ethanol production technology installed in our plant less desirable or obsolete. These advances could also allow our competitors to produce ethanol at a lower cost than us. If we are unable to adopt or incorporate technological advances, our ethanol production methods and processes could be less efficient than our competitors, which could cause our plant to become uncompetitive or completely obsolete. If our competitors develop, obtain or license technology that is superior to ours or that makes our technology obsolete, we may be required to incur significant costs to enhance or acquire new technology so that our ethanol production remains competitive. Alternatively, we may be required to seek third-party licenses, which could also result in significant expenditures. We cannot guarantee or assure you that third-party licenses will be available or, once obtained, will continue to be available on commercially reasonable terms, if at all. These costs could negatively impact our financial performance by increasing our operating costs and reducing our net income.
     Ethanol production methods are also constantly advancing. Most ethanol is currently produced from corn and other raw grains, such as milo or sorghum — especially in the Midwest. However, the current trend in ethanol production research is to develop an efficient method of producing ethanol from cellulose-based biomass such as agricultural waste, forest residue and municipal solid waste. This trend is driven by the fact that cellulose-based biomass is generally cheaper than corn and producing ethanol from cellulose-based biomass would create opportunities to produce ethanol in areas that are unable to grow corn. Another trend in ethanol production research is to produce ethanol through a chemical process rather than a fermentation process, thereby significantly increasing the ethanol yield per pound of feedstock. Although current technology does not allow these production methods to be competitive, new technologies may develop that would allow these methods to become viable means of ethanol production in the future. If we are unable to adopt or incorporate these advances into our operations, our cost of producing ethanol could be significantly higher than those of our competitors, which could make our plant obsolete.
     In addition, alternative fuels, additives and oxygenates are continually under development. Alternative fuel additives that can replace ethanol may be developed, which may decrease the demand for ethanol. It is also possible that technological advances in engine and exhaust system design and performance could reduce the use of oxygenates, which would lower the demand for ethanol and our business, results of operations and financial condition may be materially adversely affected.
Risks Related to Ethanol Industry
     Overcapacity within the ethanol industry could cause an oversupply of ethanol and a decline in ethanol prices. Excess capacity in the ethanol industry would have an adverse impact on our results of operations, cash flows and general financial condition. Excess capacity may also result or intensify from increases in production capacity coupled with insufficient demand. If the demand for ethanol does not grow at the same pace as increases in supply, we would expect the price for ethanol to decline. If excess capacity in the ethanol industry occurs, the market price of ethanol may decline to a level that is inadequate to generate sufficient cash flow to cover our costs.
     We operate in a competitive industry and compete with larger, better financed entities which could impact our ability to operate profitably. There is significant competition among ethanol producers with numerous producer and privately owned ethanol plants planned and operating throughout the United States. The number of ethanol plants being developed and constructed in the United States continues to increase at a rapid pace. The recent passage of the Energy Policy Act of 2005 included a renewable fuels mandate that we expect will further increase the number of domestic ethanol production facilities. The largest ethanol producers include Abengoa Bioenergy Corp., Archer Daniels Midland, Aventine Renewable Energy, Inc., Cargill, Inc., The Andersons, US Bio Energy and VeraSun Energy Corporation, all of which are each capable of producing more ethanol than we expect to produce. ADM is currently the largest ethanol producer in the U.S. and controls a significant portion of the ethanol market. If the demand for ethanol does not grow at the same pace as increases in supply, we expect that lower prices for ethanol will result which may adversely affect our ability to generate profits and our financial condition.

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
     Corn-based ethanol may compete with cellulose-based ethanol in the future, which could make it more difficult for us to produce ethanol on a cost-effective basis. Most ethanol is currently produced from corn and other raw grains, such as milo or sorghum — especially in the Midwest. The current trend in ethanol production research is to develop an efficient method of producing ethanol from cellulose-based biomass, such as agricultural waste, forest residue, municipal solid waste, and energy crops. This trend is driven by the fact that cellulose-based biomass is generally cheaper than corn, and producing ethanol from cellulose-based biomass would create opportunities to produce ethanol in areas which are unable to grow corn. Although current technology is not thought to be sufficiently efficient to be competitive, a recent report by the U.S. Department of Energy entitled “Outlook for Biomass Ethanol Production and Demand” indicates that new conversion technologies may be developed in the future making cellulose-based ethanol a viable alterative to corn-based ethanol. If an efficient method of producing ethanol from cellulose-based biomass is developed, we may not be able to compete effectively. It may not be cost-effective to convert the ethanol plant we are proposing into a plant which will use cellulose-based biomass to produce ethanol. If we are unable to produce ethanol as cost-effectively as cellulose-based producers, our ability to generate revenue will be negatively impacted and your investment could lose value.
     Certain countries can export ethanol to the United States duty-free, which may undermine the ethanol production industry in the United States. Imported ethanol is generally subject to a $0.54 per gallon tariff and a 2.5% ad valorem tax that was designed to offset the $0.51 per gallon ethanol subsidy available under the federal excise tax incentive program for refineries that blend ethanol in their fuel. There is a special exemption from the tariff for ethanol imported from 24 countries in Central America and the Caribbean islands which is limited to a total of 7.0% of United States production per year. In December 2006, legislation was passed by the U.S. House of Representatives and U.S. Senate to extend the $0.54 per gallon tariff beyond its current expiration in December 2007 through 2008. We do not know the extent to which the volume of imports would increase if the tariff is not renewed.
     Consumer resistance to the use of ethanol based on the belief that ethanol is expensive, adds to air pollution, harms engines and takes more energy to produce that it contributes may affect the demand for ethanol. Certain individuals believe that use of ethanol will have a negative impact on gasoline prices at the pump. Many also believe that ethanol adds to air pollution and harms car and truck engines. Still other consumers believe that the process of producing ethanol actually uses more fossil energy, such as oil and natural gas, than the amount of ethanol that is produced. These consumer beliefs could potentially be wide-spread. If consumers choose not to buy ethanol, it would affect the demand for the ethanol we produce which could lower demand for our product and negatively affect our profitability and financial condition.

     The expansion of domestic ethanol production in combination with state bans on MTBE and/or state renewable fuels standards may place strains on related infrastructure such that our ethanol cannot be marketed and shipped to blending terminals that would otherwise provide us the best cost advantages. If the volume of ethanol shipments continues to increase and blenders switch from MTBE to ethanol, there may be weaknesses in infrastructure such that our ethanol cannot reach its target markets. Substantial development of infrastructure by persons and entities outside our control will be required for our operations, and the ethanol industry generally, to grow. Areas requiring expansion include, but are not limited to:
•	additional rail capacity to meet the expanding volume of ethanol shipments;

•	additional storage facilities for ethanol;

•	increases in truck fleets capable of transporting ethanol within localized markets;

•	expansion of and/or improvements to refining and blending facilities to handle ethanol instead of MTBE;

•	growth in the fleet of flexible fuel vehicles capable of using E85 fuel.
The expansion of the above infrastructure may not occur on a timely basis, if at all, our operations could be adversely affected by infrastructure disruptions. In addition, lack of or delay in infrastructure expansion may result in an oversupply of ethanol on the market, which could depress ethanol prices and negatively impact our financial performance.
Risks Related to Regulation and Governmental Action
     A change in government policies favorable to ethanol may cause demand for ethanol to decline. Growth and demand for ethanol may be driven primarily by federal and state government policies, such as state laws banning MTBE and the national renewable fuels standard. The continuation of these policies is uncertain, which means that demand for ethanol may decline if these policies change or are discontinued. A decline in the demand for ethanol is likely to cause lower ethanol prices which in turn will negatively affect our results of operations, financial condition and cash flows.
     Loss of or ineligibility for favorable tax benefits for ethanol production could hinder our ability to operate at a profit and reduce the value of your investment in us. The ethanol industry and our business are assisted by various federal ethanol tax incentives, including those included in the Energy Policy Act of 2005. The provision of the Energy Policy Act of 2005 likely to have the greatest impact on the ethanol industry is the creation of a 7.5 billion gallon Renewable Fuels Standard (RFS). The RFS will begin at 4 billion gallons in 2006, 4.7 billion gallons in 2007, increasing to 7.5 billion gallons by 2012. The RFS helps support a market for ethanol that might disappear without this incentive. The elimination or reduction of tax incentives to the ethanol industry could reduce the market for ethanol, which could reduce prices and our revenues by making it more costly or difficult for us to produce and sell ethanol. If the federal tax incentives are eliminated or sharply curtailed, we believe that a decreased demand for ethanol will result, which could depress ethanol prices and negatively impact our financial performance.
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

     Government incentives for ethanol production, including federal tax incentives, may be eliminated in the future, which could hinder our ability to operate at a profit. The ethanol industry and our business are assisted by various federal ethanol tax incentives, including those included in the Energy Policy Act of 2005. The provision of the Energy Policy Act of 2005 likely to have the greatest impact on the ethanol industry is the creation of a 7.5 billion gallon Renewable Fuels Standard (RFS). The RFS began at 4 billion gallons in 2006, increases to 7.5 billion gallons by 2012. The RFS for 2007 is 4.7 billion gallons. The RFS helps support a market for ethanol that might disappear without this incentive. The elimination or reduction of tax incentives to the ethanol industry could reduce the market for ethanol, which could reduce prices and our revenues by making it more costly or difficult for us to produce and sell ethanol. If the federal tax incentives are eliminated or sharply curtailed, we believe that a decreased demand for ethanol will result, which could result in the failure of the business and the potential loss of some or all of your investment. To the extent that the supply of ethanol exceeds the amount mandated by the RFS it will be necessary for other market forces to drive demand in order to maintain ethanol prices.
     On September 7, 2006, the Environmental Protection Agency (the “EPA”) released a proposed rule for a comprehensive, long-term RFS program starting in 2007. The new regulation proposes that 3.71 percent (or 4.7 billion gallons) of all the gasoline sold or dispensed to U.S. motorists in 2007 be renewable fuel. By the end of 2006, there were approximately 4.5 billion gallons of renewable fuel consumed as motor vehicle fuel in the United States. The rule also contains compliance tools and a credit and trading system which allows renewable fuels to be used where they are most economical, while providing a flexible means for industry to comply with the standard. Various renewable fuels, including biodiesel and ethanol, can be used to meet the requirements of the RFS program. This is a proposed rule and there is no guarantee that this rule will be adopted or that we will comply with the requirements.
     The elimination or reduction of tax incentives to the ethanol industry could reduce the market for ethanol, which could reduce prices and our revenues by making it more costly or difficult for us to produce and sell ethanol. If the federal tax incentives are eliminated or sharply curtailed, we believe that a decreased demand for ethanol will result, which could result in the failure of the business and the potential loss of some or all of your investment.
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
     Our plant has an approximate production capacity of 50 million gallons per year, although our environmental permits only allowed us to produce up to 47.25 million gallons on an annualized basis through August 8, 2006. On August 28, 2006, the Minnesota Pollution Control Agency (“MPCA”) acknowledged receipt of our minor emission amendment application which, pending approval of our permit amendment, allowed us to operate at a rate of up to 52.60 million gallons per year, which is greater than our approximate production capacity of 50 million gallons per year. However, the amendment to our environmental permit has not yet been granted and subsequent to our fiscal year end we received a notice of violation from the MPCA alleging violations discovered by MPCA staff during its inspection of the plant in August 2006 and relating to the permit amendment applications we filed in August 2006. The notice of violation requested that we take immediate corrective action and provided us with an opportunity to respond to the alleged violations. Accordingly, on January 12, 2007, we began to slow the plant’s level of production to an annualized rate of 47.25 million gallons.
     Construction of our plant was completed in early November 2005 and operations began on November 13, 2005. Our final contract price with applicable change orders with Fagen, Inc. totaled $49,170,575 to build our plant. As of October 31, 2006, we have incurred all of the construction costs related to this contract of which $87,485 is included in payables to construction contractors. This amount will be paid to Fagen, Inc. upon determination of final costs incurred by the Company related to a warranty issue.
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
     In September 2006, we began construction of a river water intake structure in the Minnesota River and a water pipeline to the plant from the Minnesota River to provide a redundant water supply. We have easements with two landowners that allowed us to bring a water pipeline across their property to the plant. In order to use river water in our production process, we have also added additional water treatment equipment. The new water pipeline and water treatment equipment became operational in January 2007 and cost approximately $8,400,000. We funded these expenditures from cash flow from current operations.
     All of our tangible and intangible property, real and personal, serves as the collateral for the debt financing with First National Bank of Omaha, which is described below under “Item 6 — Management’s Discussion and Analysis of Financial Condition and Plan of Operation.”
Item 3. LEGAL PROCEEDINGS.
     From time to time in the ordinary course of business, Granite Falls may be named as a defendant in legal proceedings related to various issues, including without limitation, workers’ compensation claims, tort claims, or contractual disputes. We are not currently involved in any material legal proceedings, directly or indirectly.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     We did not submit any matter to a vote of our unit holders through the solicitation of proxies or otherwise during the fourth fiscal quarter of 2006.
PART II
Item 5. MARKET FOR COMMON EQUITY AND RELATED MEMBER MATTERS.
     There is no public trading market for our units.
     As of October 31, 2006, we had approximately 1,004 unit holders of record.
     On July 10, 2006, the board of governors declared a cash distribution of $320.96 per unit or $9,999,830 for unit holders of record as of June 30, 2006. The distribution was paid on July 31, 2006. Our board of directors has complete discretion over the timing and amount of distributions to our unit holders, however, our operating agreement requires the board of directors to endeavor to make cash distributions at such times and in such amounts as will permit our unit holders to satisfy their income tax liability in a timely fashion. Our expectations with respect to our ability to make future distributions are discussed in greater detail under “Item 6 — Management’s Discussion and Analysis or Plan of Operations.”

Item 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.
Cautionary Statements Regarding Forward Looking Statements
     This report contains forward-looking statements that involve future events, our future performance and our expected future operations and actions. In some cases you can identify forward-looking statements by the use of words such as “may,” “should,” “anticipate,” “believe,” “expect,” “will,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the following factors:
•	Changes in our business strategy, management, capital improvement or development plans;

•	Changes in plant production capacity or technical difficulties in operating the plant;

•	Overcapacity within the ethanol industry leading to a decline in ethanol prices;

•	Changes in the availability and price of corn;

•	Increases or decreases in the supply and demand for ethanol, including anticipated significant increases in supply from new ethanol plants and expansions of existing ethanol plants;

•	Changes in the environmental regulations that apply to our plant operations;

•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;

•	Changes in the availability and price of natural gas;

•	Increases or decreases in the supply and demand for distillers grains; and

•	Changes and advances in ethanol production technology.
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
Overview
     Granite Falls Energy, LLC is a Minnesota limited liability company formed on December 29, 2000, for the purpose of constructing and operating an ethanol manufacturing facility on our 56-acre site located near Granite Falls, Minnesota. On November 13, 2005, we began plant operations and are currently producing fuel-grade ethanol and distillers grains for sale. Our plant has an approximate production capacity of 50 million gallons per year, although our environmental permits only allowed us to produce up to 47.25 million gallons on an annualized basis through August 8, 2006. On August 28, 2006, the Minnesota Pollution Control Agency (“MPCA”) acknowledged receipt of our minor emission amendment application which, pending approval of our permit amendment, allowed us to operate at a rate of up to 52.60 million gallons per year, which is greater than our approximate production capacity of 50 million gallons per year. However, the amendment to our environmental permit has not yet been granted. In January 2007, Granite Falls received a Notice of Violation from the MPCA notifying Granite Falls of alleged violations discovered by the MPCA staff during its inspection of the plant in August 2006. We are taking a number of corrective actions, which include slowing the plant’s production level from an annual rate of

52.60 million gallons of denatured ethanol to an annual rate of 47.25 million gallons of denatured ethanol and temporarily discontinuing the production of modified wet distillers grains. We expect to fund our operations during the next 12 months using cash flow from continuing operations and our credit facilities.
     Our operating results are largely driven by the prices at which we sell ethanol and distillers grains and the costs related to production. Historically, the price of ethanol has fluctuated with the price of petroleum-based products such as unleaded gasoline, heating oil and crude oil. The price of distillers grains is primarily influenced by the price of corn as a substitute livestock feed. We expect these price relationships to continue for the foreseeable future. Our largest costs of production are corn, natural gas, depreciation and manufacturing chemicals. The cost of corn is largely impacted by geopolitical supply and demand factors. Prices for natural gas, manufacturing chemicals and denaturant are tied directly to the overall energy sector, crude oil and unleaded gasoline.
     Since we only recently became operational, we do not yet have comparable income, production and sales data for the year ended October 31, 2006, from our previous fiscal year. Accordingly, we do not provide a comparison of our financial results between reporting periods in this report. If you undertake your own comparison of our fiscal year ended October 31, 2005 and our fiscal year ended October 31, 2006, it is important that you keep this in mind.
     Over the past 12 months we have installed the infrastructure necessary to support plant operations. This includes a river water intake structure, a water pipeline and a water treatment facility.
Plan of Operations for the Next 12 Months
     We expect to spend the next 12 months engaging in the production of ethanol and distillers grains at our ethanol plant and managing our environmental permitting and compliance.
Plant Construction Activity
     Based on the current water levels in our wells and to provide a redundant source of water, we have built the infrastructure necessary to obtain water from the Minnesota River. In September 2006, we began construction of an intake structure in the Minnesota River and a water pipeline to the plant from the Minnesota River to provide a redundant water supply. We have easements with two landowners that allow us to bring a water pipeline across their property to the plant. In order to use river water in our production process, we have also added additional water treatment equipment. The new water pipeline and water treatment equipment became operational in January 2007 and are currently being tested. The cost of the intake structure in the Minnesota River and the river water pipeline to the plant was approximately $2,400,000 and the cost of the additional water treatment equipment was approximately $6,000,000. We believe a redundant water supply will be a benefit in the event southwest Minnesota experiences a drought or if any problems develop with our well water supply.
Permitting
     We have obtained the required air, water, construction and other permits necessary to construct and operate the plant. On August 28, 2006, the Minnesota Pollution Control Agency (“MPCA”) acknowledged receipt of our minor emission amendment application which, pending approval of our permit amendment, allowed us to operate at a rate of up to 52.60 million gallons per year, which is greater than our approximate production capacity of 50 million gallons per year. However, in January 2007 Granite Falls received a Notice of Violation from the Minnesota Pollution Control Agency (“MPCA”) notifying Granite Falls of alleged violations discovered by the MPCA staff during its inspection of the plant in August 2006 and stating that the August 28, 2006, permit amendment would not be approved as filed as it should have been filed as a major amendment. We are taking a number of corrective actions, which include slowing the plant’s production level from an annual rate of 52.60 million gallons of denatured ethanol to an annual rate of 47.25 million gallons of denatured ethanol and temporarily discontinuing the production of modified wet distillers grains (wet cake), one of its co-products. In addition, some of our permits require additional action in order for us to increase our production efficiency or maintain compliance with applicable environmental laws and regulations. Although the MPCA has not asserted any fines or penalties against us, it is possible they may do so in the future, however, management does not believe even if such fines and penalties are imposed that they will be material to the financial statements. During the next twelve months, we expect to work on the following permitting activities:
     SPCC and RMP. We have prepared a Spill Prevention Control and Countermeasures (“SPCC”) plan and a Process Hazard Analysis as required OSHA and EPA. We are preparing a Risk Management Plan (“RMP”) which is required by EPA. These items are required by the Environmental Protection Agency and enforced by the MPCA and OSHA.
     Air Permits. Our current Air Emissions Permit and National Pollution Discharge Elimination System (“NPDES”) Permit allows the Company to operate at a rate of 45 million gallons per year of undenatured ethanol (“200 proof”) or 47.25 million gallons per year of fuel ethanol. In June 2005, we applied for major amendments to both permits to allow us to operate at a rate of 60 million gallons of undenatured ethanol or 63 million gallons per year of fuel ethanol. These applications were reviewed by the MPCA and the Attorney General for the State of Minnesota. During the period the amendments were open for public comment, an environmental group submitted a letter challenging several aspects of our NPDES permit. MPCA denied our major emissions amendment in June 2006. Under both the current Air Emissions Permit and the anticipated amended Air Emissions Permit, we were required to conduct emissions testing within 180 days of plant start-up. We performed the compliance testing in mid-April 2006 and we were in full compliance with the rate of the amended Air Emissions Permit level. We submitted a minor emissions amendment to our current air permit in August 2006 which would allow us to operate the plant at 50 million gallons per year of undenatured ethanol (200 proof) or 52.60 million gallons per year of denatured ethanol. The Minnesota Pollution Control Agency (MPCA) acknowledged receipt of this amendment request on August 7, 2006, and indicated that we could begin modifications to our plant process 14 days after receipt of their notice. On August 22, 2006, GFE began production modifications to the 52.60 million gallons per year capacity.
     In January 2007 we received a Notice of Violation from the Minnesota Pollution Control Agency (“MPCA”) notifying Granite Falls of alleged violations discovered by the MPCA staff during its inspection of the plant in August 2006 and relating to permit amendments filed by Granite Falls that same month. The Notice of Violation requires Granite Falls to take immediate corrective actions and provides the company with an opportunity to respond to the alleged violations.
     We are currently in the process of responding to the MPCA’s Notice of Violation and rectifying the environmental and permitting concerns of the MPCA. However, until the MPCA and Granite Falls have addressed the alleged violations, Granite Falls is taking a number of corrective actions, which include slowing the plant’s production level from an annual rate of 52.60 million gallons of denatured ethanol to an annual rate of 47.25 million gallons of denatured ethanol and temporarily discontinuing the production of modified wet distillers grains (wet cake), one of its co-products. Granite Falls has begun negotiations with the MPCA regarding the Notice of Violations as Granite Falls does not believe that all of the alleged violations are warranted.
     Granite Falls is unsure as to when the ethanol plant will be able to return to a level of production exceeding 47.25 million gallons of denatured ethanol per year, but is actively pursuing all courses of action that will enable the plant to return to full production capacity as soon as possible.
     Water Permits. We obtained a three-year conditional, 240 million gallons per year water appropriation permit from the Minnesota Department of Natural Resources (“MDNR”), which will remain in effect through December 31, 2008. On August 9, 2006, we applied for an amendment to our permit taking our 240 million gallons per year ground water appropriation up to 250 million gallons per year. We have been operating our plant from wells located approximately one and one-half miles from our plant since late October 2005. As part of the original application process, we conducted drawdown tests for the wells which indicated that the wells contain a sufficient supply of water for our purposes. As a condition of the water appropriations permit, we are required to frequently monitor the static water level in our wells and the wells of adjacent property owners. While we are in compliance with the terms of our conditional water appropriation permit, our continued monthly monitoring activities indicate that the water level of our wells had decreased more than expected in July and August 2006 but have subsequently stabilized and have not reached threshold levels requiring modified pumping rates from the wells.
     Based on the current levels in the wells and to provide a redundant source of water, we started construction in September 2006 on our river water intake, pipeline, and new water treatment equipment. We received our river water appropriations permit for 250 million gallons per year on September 22, 2006. Our original plan was to have the new water pipeline and water treatment equipment operational by late December 2006, but it was not until January 2007 that the equipment became operational. We have completed water trials and are currently debugging the water treatment equipment. We expect to begin treating river water in January or February 2007. We are also continuing to investigate ways to receive water from the City of Granite Falls.
     Our current and expected amended NPDES permit will be in effect through December 2008. We had requested a variance from MPCA for certain minerals that are in the water that we currently discharge into a local creek. We have been informed by MPCA that we will not receive the same variance when our NPDES permit comes up for renewal in 2008. The addition of our new river water treatment plant is anticipated to make significant changes in reducing certain minerals and TDS levels to utility water discharges enabling us to comply with the higher MPCA standards for water discharge. The new river water treatment plant will enable us to re-use much of the discharged utility water currently going to a local creek.
Contracting Activity
     Management, Supply and Marketing Agreements. Pursuant to our operating and management agreement with Glacial Lakes we paid Glacial Lakes $35,000 per month plus three percent of our annual net income in exchange for Glacial Lakes’ management of our plant. On December 22, 2006, Mr. Branhan and Mr. Nealon resigned from their positions as executive officers of Granite Falls pursuant to the operating and management agreement between Glacial Lakes and Granite Falls. Granite Falls and Glacial Lakes are currently negotiating an agreement regarding termination of the operating and management agreement and the management fees due to Glacial Lakes for management services rendered. We have not replaced the Glacial Lakes operating and management agreement with another management agreement, rather Tracey Olson, who had been serving as an advisor to the Granite Falls board, assumed the position of Chief Executive Officer and is utilizing Granite Falls’ existing employees to manage plant operations.
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
     Railcar Lease. We have a lease agreement with Trinity Industries Leasing Company for 75 hopper cars to transport distillers grains by rail.
     Agreement with Gopher State Ethanol. Gopher State was a debtor in possession under Chapter 11 of the U.S. Bankruptcy Code. Before its bankruptcy, it was an ethanol plant located in St. Paul, Minnesota and was entitled to ethanol production incentive payments pursuant to Section 41A.09 of the Minnesota Statutes. Because it ceased the production of ethanol, Gopher State was no longer entitled to incentive payments. Our intent was to qualify Gopher State to receive ethanol producer payments. However, the Minnesota Department of Agriculture informed us that Gopher State was ineligible to receive ethanol producer payments based upon its operation and production of ethanol at our facility.
     On May 3, 2005, we entered into an agreement with Gopher State Ethanol, LLC for the purpose of participating in the Minnesota ethanol producer incentive payments that we believed Gopher State was entitled to receive. All of our obligations under this agreement were subject to certain conditions that must be fulfilled prior to our obligation to perform. The agreement provided that if we were successful in receiving ethanol producer incentive payments, we would pay to Gopher State’s unsecured creditors 50% of any payments we received resulting from Gopher State’s future ethanol production at our facility. In exchange, Gopher State’s unsecured creditors would agree to release and discharge any and all claims against Gopher State.

     On April 13, 2006, pursuant to our agreement regarding the plan of reorganization with Gopher State, we executed a lease agreement with our wholly-owned subsidiary, GS Acquisition, Inc., under which we leased all of our operating assets to GS Acquisition. We then executed articles of merger, a plan of merger and a certificate of merger with Gopher State. Under the merger agreement, GS Acquisition was merged with and into Gopher State, at which time, the separate corporate existence of GS Acquisition ceased. All outstanding equity interest in Gopher State was cancelled. One hundred percent (100%) of the outstanding equity interest in GS Acquisition was converted into one hundred percent (100%) of the outstanding equity interest in Gopher State. As such, Gopher State survived as our wholly-owned subsidiary and leased all of our operating assets. The lease had a 10 year term with monthly payments of $800,000. However, the lease was to become effective as of the date the permits and licenses required to operate the plant and equipment were issued to the lessor and the lessee in the name of both parties. These conditions were never met.
     By letter dated August 7, 2006, the Minnesota Department of Agriculture informed us that Gopher State was ineligible to receive ethanol producer payments based upon its operation and production of ethanol at our facility, even though the plan of reorganization had been approved by the Bankruptcy Court. Our board then made the determination not to institute legal proceedings against the State of Minnesota to obtain a court order in our favor enabling us to receive any ethanol producer incentive payments. Accordingly, Gopher State and Granite Falls Energy mutually agreed to terminate the lease.
     On October 31, 2006, Granite Falls Energy, LLC dissolved its wholly-owned subsidiary Gopher State Ethanol, LLC by filing a Certificate of Cancellation with the Delaware Secretary of State. At the time of dissolution Gopher State Ethanol, LLC had no assets and conducted no business activities.
Employees
     As of the date of this report, we have 36 employees. Nine of these employees are involved primarily in management and administration. The remaining 27 are involved primarily in plant operations.
     On December 22, 2006, Mr. Branhan and Mr. Nealon resigned from their positions as executive officers of Granite Falls pursuant to the operating and management agreement between Glacial Lakes and Granite Falls and therefore have effectively terminated the operating and management agreement. We have not replaced the Glacial Lakes operating and management agreement with another management agreement, rather Tracey Olson, who had who had been serving as an advisor to the Granite Falls board, assumed the position of Chief Executive Officer and is utilizing Granite Falls’ existing employees to manage plant operations.
Trends and Uncertainties Impacting the Ethanol and Distillers Grains Industries and Our Future Revenues
     Now that our plant is operational, our revenues primarily consist of sales of the ethanol and distillers grains we produce. Ethanol sales constitute the majority of our revenues. Beginning in September 2005, the demand for ethanol increased relative to supply causing upward pressure on ethanol market prices. During April 2006, prices for ethanol increased dramatically due to the start of a new marketing period as fixed price contracts at lower prices ended in March 2006. Our ethanol price levels remained relatively steady for the fiscal year ended October 31, 2006. Increased demand, firm crude oil and gas markets, public acceptance, and positive political signals have all contributed to a stability of ethanol prices. However, due to the anticipated increase in the supply of ethanol from new ethanol plants scheduled to begin production and the expansion of currently operational plants, we believe current price levels are subject to downward pressure. In order to sustain these higher price levels, management believes the industry will need to continue to grow demand to offset the increased supply brought to the market place by additional production.
     We also expect that the use of ethanol as a fuel oxygenate may increase due to decreased use of MTBE, the primary competitor of ethanol as a fuel oxygenate. Although the Energy Policy Act of 2005 did not impose a national ban of MTBE, the Act’s failure to include liability protection for manufacturers of MTBE could result in refiners and blenders using ethanol as an oxygenate rather than MTBE to satisfy the Clean Air Act’s 2% oxygenate requirement, as effective nationwide May 6, 2006. However, the Clear Air Act also contains an oxygenate fuel requirement for areas classified as carbon monoxide non-attainment areas. These areas are required to establish an oxygenated fuel program for a period of no less than three months each winter. The minimum oxygen requirement for gasoline sold in these areas is 2.7% by weight. This is the equivalent of 7.7% ethanol by volume in a gasoline blend. This requirement was unaffected by the Energy Policy Act of 2005 and a number of states, including California, participate in the program. As a result, demand for ethanol in these areas during the winter months may increase and positively influence ethanol prices.
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
     The Energy Policy Act of 2005 Act also expands who qualifies as a small ethanol producer for purposes of the small ethanol producer tax credit. Historically, small ethanol producers were allowed a 10-cent per gallon production income tax credit on up to 15 million gallons of production annually. The size of the plant eligible for the tax credit was limited to 30 million gallons. Under the Act, the size limitation on the production capacity for small ethanol producers increases from 30 million gallons per year to 60 million gallons per year. The credit can be taken on the first 15 million gallons of production. The tax credit is capped at $1.5 million per year per producer. The credit is effective for taxable years ending after the date of enactment through 2010. Since we expect to now qualify as a small ethanol producer under the Act, we expect to be eligible for this tax credit this taxable year and to pass this credit onto our members.
     The Energy Policy Act of 2005 also creates a new credit that permits taxpayers to claim a 30% credit (up to $30,000) for the cost of installing clean-fuel vehicle refueling equipment, such as an E85 fuel pump, to be used in a trade or business of the taxpayer or installed at the principal residence of the taxpayer. Under the provision, clean fuels are any fuel, at least 85% of the volume of which consists of ethanol, natural gas, compressed natural gas, liquefied natural gas, liquefied petroleum gas, or hydrogen and any mixture of diesel fuel and biodiesel containing at least 20% biodiesel. The provision is effective for equipment placed in service after December 31, 2005, and before January 1, 2010. While it is unclear how this credit will affect the demand for ethanol in the short term, we expect it will help raise consumer awareness of alternative sources of fuel and could positively impact future demand for ethanol.
     Demand for ethanol may also increase as a result of increased consumption of E85 fuel. E85 fuel is a blend of 70% to 85% ethanol and gasoline. According to the Energy Information Administration, E85 consumption is projected to increase from a national total of 11 million gallons in 2003 to 47 million gallons in 2025. E85 is used as an aviation fuel and as a hydrogen source for fuel cells. In the U.S., there are currently about 5 million flexible fuel vehicles capable of operating on E85 and 1,200 retail stations supplying it. Automakers have indicated plans to produce an estimated 2 million more flexible fuel vehicles per year.
     Ethanol production continues to grow as additional plants become operational. According to the Renewable Fuels Association (as of January 11, 2006), there are currently 111 ethanol plants in operation nationwide that have the capacity to annually produce approximately 5.44 billion gallons. In addition, there are 75 new ethanol plants and 8 expansions of existing ethanol plants under construction constituting another 6.15 billion gallons of annual capacity. Since our current national ethanol production capacity exceeds the 2006 RFS requirement, it is management’s belief that other market factors are primarily responsible for current ethanol prices. Accordingly, it is possible that the RFS requirements may not significantly impact ethanol prices in the short-term and that future supply could outweigh the demand for ethanol. This would have a negative impact on our future earnings.
     Consumer resistance to the use of ethanol may affect the demand for ethanol which could affect our ability to market our product and reduce the value of your investment. Certain individuals believe the use of ethanol will have a negative impact on prices at the pump or that it will reduce fuel efficiency to such an extent that it costs more to use ethanol than it does to use gasoline. Many also believe that ethanol adds to air pollution and harms car and truck engines. Still other consumers believe that the process of producing ethanol actually uses more fossil energy, such as oil and natural gas, than the amount of ethanol that is produced. These consumer beliefs could potentially be wide-spread. If consumers choose not to buy ethanol, it would affect the demand for the ethanol we produce which could negatively affect our ability to sell our product and negatively affect our profitability.
     We also sell distillers dried grains. Increased ethanol production has led to increased availability of the co-product, which has resulted in a larger supply. Continued increased supply of dried distillers grains on the market from other plants could reduce the price we will be able to charge for our distillers dried grains. This could have a negative impact on our revenues. During the fiscal year ended October 31, 2006, prices for distillers grains in our local market have remained constant or have increased as more users of animal feed (for cattle, poultry and swine) are becoming familiar with distillers grains and beginning to incorporate our distillers grains into their rations instead of using corn.
Trends and Uncertainties Impacting the Corn and Natural Gas Markets and Our Future Cost of Goods Sold
     Our costs of our goods consist primarily of costs relating to the corn and natural gas supplies necessary to produce ethanol and distillers grains for sale. We grind approximately 1,500,000 bushels of corn each month. On January 12, 2007, the United States Department of Agriculture (“USDA”) released its Crop Production report, which estimated the 2006 grain corn crop at 10.53 billion bushels, down approximately 2.0 percent from its December 11, 2006, estimate of 10.74 billion bushes. The January 12, 2007, estimate is approximately 5.2 percent below the USDA’s estimate of the 2005 corn crop of 11.11 billion bushels. Increasing demand for corn from increased ethanol production or other changes in demand could keep corn prices higher than currently anticipated. Increases in corn prices may negatively impact our profitability by increasing our cost of goods and reducing our net operating income. We attempt to use hedging strategies to minimize our exposure to corn price movements; however, there is no guarantee or assurance that our hedging strategies will be effective.
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
Commodity Price Risk Protection
     We seek to minimize the risks from fluctuations in the prices of corn, ethanol and natural gas through the use of derivative instruments. In practice, as markets move, we actively manage our risk and adjust hedging strategies as appropriate. Although we believe our hedge positions accomplish an economic hedge against our future purchases, we do not use hedge accounting which would match the gain or loss on our hedge positions to the specific commodity purchase being hedged. We are using fair value accounting for our hedge positions, which means that as the current market price of our hedge positions changes, the gains and losses are immediately recognized in our cost of goods sold. The immediate recognition of hedging gains and losses under fair value accounting can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged. As of October 31, 2006, the fair values of our derivative instruments are reflected as an asset in the amount of $4,066,281. There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of corn, ethanol or natural gas. However, it is likely that commodity cash prices will have the greatest impact on the derivative instruments with delivery dates nearest the current cash price. As we move forward, additional protection may be necessary. As the prices of these hedged commodities move in reaction to market trends and information, our statement of operations will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for the Company.

     As of October 31, 2006, we had entered into derivative instruments to hedge (a) 13,250,000 bushels of its future corn purchases through December 2008, (b) 1,260,000 gallons of its future ethanol sales through December 2006 and (c) 490,000 mmBTU of its future natural gas purchases through March 2007 to the extent considered necessary for minimizing risk from future market price fluctuations. The Company has used various option contracts as vehicles for these hedges.
     At October 31, 2006, we had recorded an asset for these derivative instruments discussed above of $4,066,281. Although the derivative instruments may not be designated as, and accounted for, as a fair value or cash flow hedge, management believes they are effective hedges of specified risks. We have recorded an increase in revenue of $708,362 related to its ethanol related derivative instruments for the fiscal year ended October 31, 2006. We have recorded a net increase in cost of goods sold of $1,485,125 related to its corn and natural gas related derivative instruments for the fiscal year ended October 31, 2006.
     The hedge accounts are reported at fair value as designated by the broker. The Company has categorized the cash flows related to the hedging activities in the same category as the item being hedged. The Company expects substantially all of hedge position outstanding as of October 31, 2006 to be realized and recognized by October 31, 2007.
Liquidity and Capital Resources
     As of October 31, 2006, we had the following assets: cash and cash equivalents of $13,403,414, current assets of $25,028,447 and total assets of $80,855,925. As of October 31, 2006, we had current liabilities of $8,239,080 and long term liabilities of $20,010,737. Total members equity as of October 31, 2006 was $52,606,108. At our fiscal year ended October 31, 2006, we were in compliance with the covenants contained in all of our applicable debt agreements.
Distribution to Unit Holders
     On July 10, 2006, the board of governors declared a cash distribution of $320.96 per unit or $9,999,830 for unit holders of record as of June 30, 2006. The distribution was paid on July 31, 2006.
Short-Term Debt Sources
     On December 16, 2004, the Company entered into a Loan Agreement with First National Bank of Omaha (the “Bank”) for the purpose of funding a portion of the cost of the fuel ethanol plant. Under the Loan Agreement, the Company has a revolving line of credit with a maximum of $3,500,000 available and is secured by substantially all of the Company’s assets. Interest is charged at one-month London Inter-Bank Offering Rate (“LIBOR”) plus 3.0%. There was no balance outstanding on this revolving line of credit at October 31, 2006. Effective with the initial advance in July 2005, the Company pays an unused commitment fee of 0.375% per annum on the unused portion of the revolving line of credit. The revolving line of credit expires on March 30, 2007.
     The amount available under the revolving line of credit is determined by a borrowing base calculation based on qualifying receivables and inventory. Under the Loan Agreement, we have a facility for the issuance of up to $1,000,000 in stand-by letters of credit.
Long-Term Debt Sources
     Note Payable to Bank:
     Pursuant to the Loan Agreement, the Bank provided us with a construction loan for approximately $34,000,000 that was converted to term loans upon completion of construction.
     Substantially all assets and contract rights of the Company are pledged as security under the Loan Agreement. The Loan Agreement and the related mortgage documents contain reporting requirements and restrictive loan covenants, which require the maintenance of various financial ratios, minimum working capital and allow distributions to unitholders of up to 65% of annual net income with-Bank approval. In July 2006, the Company obtained a waiver from the Bank for the distribution made to unitholders prior to the completion of the year-end audit.
     The Loan Agreement included due diligence, negotiation, and commitment fees of $305,000 (paid at the closing of the Loan Agreement) and an annual servicing fee of $30,000 (first charged when the construction loan was converted to the term loans, which occurred on March 10, 2006). Additionally, the Company will pay the Bank, quarterly, an unused commitment fee equal to 0.375% per annum as of October 31, 2006, on the unused portion of the $5,000,000 long-term revolving note.
     Under the construction loan, the Company was to make quarterly interest payments at a variable interest rate equal to one-month LIBOR plus 3.50% until March 10, 2006. The amounts borrowed under the construction loan matured and converted into three term loans aggregating up to $34,000,000 on March 10, 2006.
     The maturity date of each term loan will be March 10, 2011, and interest accrues on each term loan at a variable rate at October 31, 2006, as follows:

Swap Note:	Three-month LIBOR plus 3.00% or 8.39%
Long-Term Revolver:	One-month LIBOR plus 3.50% or 8.33%
Variable Note:	Three-month LIBOR plus 3.50% or 8.39%
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
     On January 6, 2005, the Company entered into an interest rate swap agreement with the Bank (as required under the Loan Agreement) in order to change the interest on some of the anticipated borrowings from a variable rate to a fixed rate. Under the interest rate swap, the Company will pay the Bank the quarterly difference between interest charged at a fixed rate of 7.69% and the variable rate of three-month LIBOR plus 3.00% on the “notional” amount of $17,000,000, which was 8.39% at October 31, 2006. The “notional” balance under the interest rate swap will match the principal balance of one of the Swap Notes mentioned above. The interest rate swap became effective on September 10, 2005, and will terminate on March 10, 2011.
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
Grants and Government Programs
     For the fiscal year ended October 31, 2006 we recognized $684,067 of income from the USDA Commodity Credit Corporation Bioenergy Program. The amounts recognized under the USDA Commodity Credit Corporation Bioenergy Program are based upon our production of un-denatured ethanol and the amounts available under the program. However, a notice was issued stating that the June 30, 2006, payment was the final payment to be made pursuant to the program because the funds allocated to the program had been exhausted. The program expired in September 2006. As a result, we did not receive any additional payments under the program.
Fiscal Year-End Financial Results:
     Since we only recently became operational, we do not yet have comparable income, production and sales data for the year ended October 31, 2006, from our previous fiscal year. Accordingly, we do not provide a comparison of our financial results between reporting periods in this report. If you undertake your own comparison of our fiscal year ended October 31, 2005 and our fiscal year ended October 31, 2006, it is important that you keep this in mind.
Financial Summary and Analysis of Fiscal Year Ended October 31, 2006
     The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the fiscal year ended October 31, 2006:

	Fiscal Year Ended
	October 1, 2006
Income Statement Data	Amount	Percent
Revenues	$93,549,478	100.0%
Cost of Sales	$54,539,754	58.3%
Gross Profit	$39,009,724	41.7%
Operating Expenses	$2,894,018	3.1%
Operating Income	$36,115,706	38.6%
Interest Expense	$(2,258,023)	(2.4)%
Government Programs and Other Income	$684,826	0.7%
Interest Income	$203,159	0.2%
Net Income	$34,745,668	37.1%

Revenues
     Our revenues from operations come from two primary sources: sales of fuel ethanol and sales of distillers grains. The following table shows the sources of our revenue for the fiscal year ended October 31, 2006:

		Percentage of
	Amount	Total Revenue
Revenue Sources
Ethanol Sales	$86,159,069	92.1%
Distillers Grains Sales	7,390,409	7.9%

Total Revenue	$93,549,478	100.0%

     We expect the sale price of fuel ethanol to remain steady based on information from our marketer. See “Plan of Operations for the Next 12 Months—Trends and Uncertainties Impacting the Ethanol and Distillers Grains Industries and Our Revenues.” We anticipate producing at a rate of 47.25 million gallons per year, slightly under our plant’s capacity, until approximately summer 2007 due to our environmental permitting issues and as a result, we expect the percentage of revenues from the sale of fuel ethanol to decline. We expect the percentage of revenue from the sale of distillers grains to increase during the remainder of first half of our 2007 fiscal year due to the decrease in our production of fuel ethanol. We expect the sale price of distillers grain to be steady during the first part of our next fiscal year.
Cost of Sales
     Cost of sales for our products for the fiscal year ended October 31, 2006, was $54,539,754 or 58.3% of our revenues. We expect that this percentage may increase with if corn prices continue to increase and fuel ethanol prices remain steady.
     We expect that cost of sales on a per gallon sold basis may increase during the first part of our 2007 year. Our two largest costs of production are corn (53.7% of cost of sales for the fiscal year ended October 31, 2006) and natural gas (17.9% of cost of sales for the fiscal year ended October 31, 2006). Both of these costs are affected by factors largely out of our control. Corn costs significantly impact our cost of goods sold. On January 12, 2007, the United States Department of Agriculture (“USDA”) released its Crop Production report, which estimated the 2006 grain corn crop at 10.53 billion bushels, down approximately 2.0 percent from its December 11, 2006, estimate of 10.74 billion bushes. The January 12, 2007, estimate is approximately 5.2 percent below the USDA’s estimate of the 2005 corn crop of 11.11 billion bushels. Increasing demand for corn from increased ethanol production or other changes in demand could keep corn prices higher than currently anticipated. Increases in corn prices may negatively impact our profitability by increasing our cost of goods and reducing our net operating income. Variables such as planting conditions and the number of acres planted to corn will likely cause market uncertainty and create corn price volatility as the 2007 growing season begins. Domestic and export demand for U.S. corn is at an all time high. Carryout supplies for 2006 marketing year are lower than expected and any production shortfall anticipated during the 2007 growing season will create volatility and may increase our cost of corn. In addition, newly constructed ethanol plants and expansions of existing plants in our geographic area may lead to increased demand for corn, higher prices and possibly an inadequate supply of corn from local producers.
     Natural gas has recently been available only at prices exceeding historical averages. We expect continued volatility in the natural gas market. Global demand for natural gas is expected to continue to increase, which may further drive up prices. Any ongoing increases in the price of natural gas will increase our cost of production and may negatively impact our profit margins.

Operating Expense
     Our general and administrative expenses for the fiscal year ended October 31, 2006, were $2,894,018 or 3.1% of our revenues. We expect that general and administrative expenses will be a lower percentage of revenues for our 2007 fiscal year. With the exception of any negotiated final payment of management fees to Glacial Lakes, this category will no longer include management fees payable to Glacial Lakes Energy.
Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements.
Employees
We currently have 36 full-time employees. See “DESCRIPTION OF BUSINESS—Employees.”
Application of Critical Accounting Estimates
     Management uses estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. The most significant accounting estimates used in the financial statements relate to contingencies regarding a notice from the MPCA and a termination of a management contract with Glacial Lakes Energy, LLC. Management believes because these matters are in their early stages, that no estimate of losses is possible for those two contingencies at October 31, 2006, however it is possible these estimates may change in the future. The fair value of our cash and equivalents and derivative instruments approximates their carrying value. It is not currently practicable to estimate the fair value of our long-term debt since these agreements contain unique terms, conditions, and restrictions, which were negotiated at arm’s length, there is no readily determinable similar instrument on which to base an estimate of fair value.

Item 7. FINANCIAL STATEMENTS.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Governors
Granite Falls Energy, LLC
Granite Falls, Minnesota
We have audited the accompanying balance sheet of Granite Falls Energy, LLC, as of October 31, 2006, and the related statements of operations, changes in members’ equity, and cash flows for the twelve month fiscal year ended October 31, 2006 and the ten month fiscal year ended October 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Granite Falls Energy, LLC as of October 31, 2006, and the results of its operations and its cash flows for the twelve month fiscal year ended October 31, 2006 and ten month fiscal year ended October 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ Boulay, Heutmaker, Zibell & Co. P.L.L.P.
Certified Public Accountants

Minneapolis, Minnesota
December 8, 2006, except for the fourth and fifth paragraphs of footnote 8 as to which the date is January 24, 2007

GRANITE FALLS ENERGY, LLC
Balance Sheet

October 31,
2006

ASSETS

Current Assets
Cash and cash equivalents	$13,403,414
Restricted cash	824,956
Accounts receivable	4,532,074
Inventory	1,631,354
Prepaid expenses and other current assets	570,368
Derivative instruments	4,066,281

Total Current Assets	25,028,447

Property, Plant and Equipment
Land and improvements	473,936
Railroad improvements	4,127,738
Process equipment and tanks	52,263,023
Administration building	279,734
Office equipment	125,741
Rolling stock	495,999
Construction in progress	3,499,041

61,265,212
Less accumulated depreciation	5,871,919

Net Property and Equipment	55,393,293

Other Assets
Financing costs, net of amortization	434,185

Total Other Assets	434,185

Total Assets	$80,855,925

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities
Current portion of long-term debt	$3,283,460
Accounts payable	1,930,741
Corn payable to FCE	1,474,435
Accrued liabilities	1,550,444

Total Current Liabilities	8,239,080

Long-term debt, less current portion	20,010,737

Commitments and Contingencies

Members’ Equity
Member contributions, net of costs related to capital contributions, 31,156 units outstanding	30,250,778
Retained earnings	22,355,330

Total Members’ Equity	52,606,108

Total Liabilities and Members’ Equity	$80,855,925

Notes to Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC
Statement of Operations

	Twelve Month	Ten Month
	Fiscal Year Ended	Fiscal Year Ended
	October 31,	October 31,
	2006	2005

Revenues	$93,549,478	$—

Cost of Good Sold	54,539,754
Pre-Production Expenses	—	251,235

Gross Profit (Loss)	39,009,724	(251,235)

Operating Expenses	2,894,018	492,353

Operating Income (Loss)	36,115,706	(743,588)

Other Income (Expense)
Interest income	203,159	117,837
Change in value of hedging instruments	—	(570,644)
Miscellaneous income	759	—
Interest expense	(2,258,023)	(17,704)
Government programs	684,067	—

Total other income (expense), net	(1,370,038)	(470,511)

Net Income (Loss)	$34,745,668	$(1,214,099)

Weighted Average Units Outstanding	31,156	31,143

Net Income (Loss) Per Unit	$1,115.22	$(38.98)

Distributions Per Unit	$320.96	$—

Notes to Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC
Statement of Changes in Members’ Equity

Balance — January 1, 2005	$28,987,569

Capital contributions:
April 12, 2005 — 39 units at $1,000 per unit	39,000

Net loss for the ten months ended October 31, 2005	(1,214,099)

Balance — October 31, 2005	27,812,470

Capital contributions:
Forgiveness of note payable from City of Granite Falls	47,800

Distributions paid	(9,999,830)

Net income for the year ended October 31, 2006	34,745,668

Balance — October 31, 2006	$52,606,108

Notes to Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC
Statements of Cash Flows

	Twelve Month	Ten Month
	Fiscal Year Ended	Fiscal Year Ended
	October 31,	October 31,
	2006	2005

Cash Flows from Operating Activities:
Net income (loss)	$34,745,668	$(1,214,099)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Depreciation and amortization	5,957,658	20,175
Change in value of derivative instruments	(2,678,519)	570,644
Changes in assets and liabilities:
Restricted cash	(824,956)	—
Derivative instruments	(488,406)	(1,470,000)
Accounts receivable	(4,532,074)	—
Inventory	(1,614,748)	(61,516)
Prepaid expenses and other current assets	(465,312)	(27,629)
Interest receivable	—	7,277
Accounts payable	1,382,428	539,007
Accrued liabilities	1,380,627	156,136

Net Cash Provided by (Used in) Operating Activities	32,862,366	(1,480,005)

Cash Flows from Investing Activities:
Capital expenditures	(1,539,358)	(208,347)
Land	—	(285)
Construction in process	(5,688,810)	(39,457,053)

Net Cash Used in Investing Activities	(7,228,168)	(39,665,685)

Cash Flows from Financing Activities:
Net proceeds on construction notes payable	9,615,476	19,022,186
Proceeds on long-term debt	700,000	—
Net proceeds on revolving line of credit	—	1,090,000
Payments on revolving line of credit	(1,090,000)	—
Payments on long-term revolver	(5,000,000)	—
Regular principal payments on long-term debt	(1,405,803)	—
Additional principal payments on long-term debt	(5,000,000)	—
Payments for deferred financing costs	(55,157)	(119,523)
Member distributions	(9,999,830)	—

Net Cash Provided by (Used in) Financing Activities	(12,235,314)	19,992,663

Net Increase (Decrease) in Cash and Cash Equivalents	13,398,884	(21,153,027)

Cash and Cash Equivalents — Beginning of Period	4,530	21,157,557

Cash and Cash Equivalents — End of Period	$13,403,414	$4,530

- Continued -
Notes to Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC
Statements of Cash Flows (continued)

	Twelve Month	Ten Month
	Fiscal Year Ended	Fiscal Year Ended
	October 31,	October 31,
	2006	2005

Supplemental Cash Flow Information

Cash paid during the period for:
Interest expense	$2,258,023	$25,691

Capitalized interest	$54,141	$221,942

Supplemental Disclosure of Noncash Investing, Operating and Financing Activities

Construction costs in construction payable	$87,485	$5,362,338

39 member units exchanged for land costs	$—	$39,000

Forgiveness of long-term debt	$47,800	$—

Notes to Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC
Notes to Financial Statements
October 31, 2006
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accompanying audited financial statements of Granite Falls Energy, LLC have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As used in this report in Form 10-KSB, the “Company” represents Granite Falls Energy, LLC (“GFE”).
Nature of Business
Granite Falls Energy LLC was originally organized to fund and construct a 40 million gallon per year ethanol plant on its location near Granite Falls, Minnesota with distribution to upper Midwest states. The Board of Governors of the Company has approved a proposal to increase the plant size to be capable of producing up to 50 million gallons of ethanol per year. The Company’s operations permit allowed for the production of up to 47.25 million gallons of ethanol on an annualized basis through August 8, 2006. On August 28, 2006, the Minnesota Pollution Control Agency (“MPCA”) acknowledged receipt of our minor emission amendment application which, pending approval of our permit amendment, allowed us to operate at a rate of up to 52.60 million gallons per year, which is greater than our approximate production capacity of 50 million gallons per year. However, as discussed in Note 8, due to communications received from the MPCA, the Company is currently is currently operating at an annual rate 47.25 millions gallons of denatured ethanol.
In addition, the Company produces and sells distiller’s dried grains as a co-product of fuel ethanol production. Construction began in the third quarter of 2004. During the remainder of 2004 and through mid-November 2005, the Company was in the construction stage with its efforts being principally devoted to organizational and construction activities. The Company began its operations through the start-up of the plant on November 13, 2005.
Fiscal Reporting Periods
The Company originally adopted a fiscal year ending December 31 for reporting financial operations. On April 28, 2005, members holding a majority of the Company’s outstanding limited liability company membership units voted to approve a change in the Company’s fiscal year from January 1 through December 31 to November 1 through October 31, effective as of April 28, 2005. For purposes of comparison, the Company will present information for the twelve month fiscal year ended October 31, 2006 and the ten month fiscal year ended October 31, 2005.
Accounting Estimates
Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from those estimates. Significant estimates that may change in the near term include the contingencies disclosed in Note 8.
Revenue Recognition
Revenue from the sale of ethanol and distiller’s grains is recorded when title transfers to the customer, which occurs when the product is loaded into the railcar or truck. Shipping costs incurred by the Company in the sale of ethanol are not specifically identifiable and as a result, revenue from the sale of ethanol is recorded based on the net selling price reported to the Company from the marketer. Shipping costs incurred by the Company in the sale of ethanol related products are included in cost of goods sold. Amounts received under incentive programs from the United States Department of Agriculture are recognized as other income when the Company has sold the ethanol and completed all the known requirements of the incentive program.
Cash and Cash Equivalents
The Company maintains some of its accounts at a financial institution which is a member of the Company. At times throughout the year, the Company’s cash balances at these financial institutions may exceed amounts insured by the Federal Deposit Insurance Corporation. All of the cash and cash equivalents were short-term investments (with

GRANITE FALLS ENERGY, LLC
Notes to Financial Statements
October 31, 2006
maturities of three months or less) such as rated commercial paper and money market accounts. The Company has restricted cash related to broker margin requirements on the Company’s derivative account as well as a construction escrow account used for remaining retainage payments.
Accounts Receivable
Credit terms are extended to customers in the normal course of business. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral.
Accounts receivable are recorded at their estimated net realizable value. The Company follows a policy of providing an allowance for doubtful accounts; however, based on historical experience, and its evaluation of the current status of receivables, the Company is of the belief that such accounts will be collectible in all material respects and thus an allowance is not necessary. Accounts are considered past due if payment is not made on a timely basis in accordance with the Company’s credit terms. Accounts considered uncollectible are written off. At October 31, 2006 the Company had 91% of both its revenue and accounts receivable balance from its ethanol marketer, Aventine, who is also a member.
Inventory
Inventory consists of raw materials, work in process, and finished goods. Corn is the primary raw material and, along with other chemicals and ingredients, is stated at the lower of average cost or market. Finished goods consist of ethanol and distiller’s dried grains produced, and are stated at the lower of average cost or market. The Company purchases all of its Corn from Farmers Cooperative Elevator (FCE), who is also a member.
Deferred Financing Costs
Costs related to the Company’s debt financing discussed in Note 5 have been capitalized as incurred. The Company amortizes these costs over the term of the loan using the effective interest method.
Property and Equipment
Property and equipment are stated at the lower of cost or estimated fair value. Depreciation is computed over estimated useful lives by use of the straight-line method. Maintenance and repairs are expensed as incurred; major improvements and betterments are capitalized. Interest was capitalized during the construction period.
The Company reviews its property and equipment impairment whenever events indicate that the carrying amount of the asset may not be recoverable. An impairment loss is recorded when the sum of the future cash flows is less than the carrying amount of the asset. An impairment loss is measured as the amount by which the carrying amount of the asset exceeds its fair value.
Fair Value of Financial Instruments
The fair value of the Company’s cash and cash equivalents, restricted cash, and derivative instruments approximates their carrying value. It is not currently practicable to estimate the fair value of our long-term debt since these agreements contain unique terms, conditions, and restrictions (as discussed in Notes 4 and 5), which were negotiated at arm’s length. As such, there are no readily determinable similar instruments on which to base an estimate of fair value of each item.
Derivative Instruments
As of October 31, 2006, the Company has entered into derivative instruments to hedge (a) 13,250,000 bushels of its future corn purchases through December 2008, (b) 1,260,000 gallons of its future ethanol sales through December 2006 and (c) 490,000 mmBTU of its future natural gas purchases through March 2007 to the extent considered necessary for minimizing risk from future market price fluctuations. The Company has used various option contracts as vehicles for these hedges.

GRANITE FALLS ENERGY, LLC
Notes to Financial Statements
October 31, 2006
At October 31, 2006, the Company had recorded an asset for these derivative instruments discussed above of $4,066,281. Although the derivative instruments may not be designated as, and accounted for, as a fair value or cash flow hedges, management believes they are effective economic hedges of specified risks. The Company has recorded an increase in revenue of $708,362 related to its ethanol related derivative instruments for the fiscal year ended October 31, 2006. The Company has recorded a net increase in cost of goods sold of $1,485,125 related to its corn and natural gas related derivative instruments for the fiscal year ended October 31, 2006.
The derivative accounts are reported at fair value as designated by the broker. The Company has categorized the cash flows related to the hedging activities in the same category as the item being hedged. The Company expects substantially all of hedge position outstanding as of October 31, 2006 to be realized and recognized by October 31, 2007.
Income Taxes
The Company is treated as a partnership for federal and state income tax purposes and generally does not incur income taxes. Instead, its earnings and losses are included in the income tax returns of the members. Therefore, no provision or liability for federal or state income taxes has been included in these financial statements.
Differences between financial statement basis of assets and tax basis of assets is related to capitalization and amortization of organization and start-up costs for tax purposes, whereas these costs are expensed for financial statement purposes. In addition, the Company uses the modified accelerated cost recovery system method (MACRS) for tax depreciation instead of the straight-line method that is used for book depreciation, which also causes temporary differences.
2. INVENTORY
     Inventories consist of the following at October 31, 2006:

Raw materials	$1,003,573
Work in process	380,219
Finished goods	247,562

Totals	$1,631,354

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
4. REVOLVING LINE OF CREDIT
The Company entered into a Loan Agreement with First National Bank of Omaha (the “Bank”) for the purpose of funding a portion of the cost of the fuel ethanol plant. Under the Loan Agreement, the Company has a revolving line of credit with a maximum of $3,500,000 available and is secured by substantially all of the Company’s assets. Interest is charged at one-month London Inter-Bank Offering Rate (“LIBOR”) plus 3.00%. There was no balance outstanding on this revolving line of credit at October 31, 2006. Effective with the initial advance in July 2005, the Company pays an unused commitment fee of 0.375% per annum on the unused portion of the revolving line of credit. The revolving line of credit expires on March 30, 2007. The amount available under the revolving line of credit is determined by a borrowing base calculation based on qualifying receivables and inventory.

GRANITE FALLS ENERGY, LLC
Notes to Financial Statements
October 31, 2006
5. LONG-TERM DEBT
     Long-term debt consists of the following at October 31, 2006:

Notes payable to Bank
Swap Note	$16,395,270
Variable Note	6,235,963

Total Bank Loan	22,631,233

Economic Development Agency (“EDA”) Loans:
City of Granite Fall / MIF	470,947
Western Minnesota RLF	95,238
Chippewa County	96,779

Total EDA Loan	662,964

Total Debt	23,294,197

Less: Current Maturities	(3,283,460)

Total Long-Term Debt	$20,010,737

The estimated maturities of long term debt at October 31, 2006 are as follows:

2007	$3,283,460
2008	3,538,454
2009	3,741,850
2010	1,638,111
2011	10,798,153
Thereafter	294,169

Total	$23,294,197
Notes Payable to Bank:
Under the Loan Agreement, the Bank has provided a construction loan for approximately $34,000,000 that would convert to two term loans and one $5,000,000 long-term revolving note upon completion of construction, a revolving line of credit of $3,5000,000, and standby letters of credit in an amount up to $1,000,000.
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
The Loan Agreement included due diligence, negotiation, and commitment fees of $305,000 (paid at the closing of the Loan Agreement) and an annual servicing fee of $30,000 (first charged when the construction loan was converted to the term loans, which occurred on March 10, 2006). Additionally, the Company will pay the Bank, quarterly, an unused commitment fee equal to 0.375% per annum as of October 31, 2006, on the unused portion of the $5,000,000 long-term revolving note.
Under the construction loan, the Company was to make quarterly interest payments at a variable interest rate equal to one-month LIBOR plus 3.50% until March 10, 2006. The amounts borrowed under the construction loan matured and converted into three term loans aggregating up to $34,000,000 on March 10, 2006.

GRANITE FALLS ENERGY, LLC
Notes to Financial Statements
October 31, 2006
The maturity date of each term loan will be March 10, 2011 and interest accrues on each term loan at a variable rate at October 31, 2006 as follows:

Swap Note	Three-month LIBOR plus 3.00% or 8.39%
Long-Term Revolver	One-month LIBOR plus 3.00% or 8.33%
Variable Note	Three-month LIBOR plus 3.00% or 8.39%
In addition to regular principal and interest payments on the term loans that started on June 10, 2006, the Company is required to make an additional principal payment to the Bank of 15% of its “excess cash flow” on an annual basis. On June 10, 2006, the Company made an additional principal payment of $5,000,000, which was applied against the “excess cash flow” payment due for the fiscal year ending October 31, 2006.
Under the Long-Term Revolver, the Company has the ability to re-borrow any amounts paid on the $5,000,000 facility during the term of the loan.
On January 6, 2005, the Company entered into an interest rate swap agreement with the Bank (as required under the Loan Agreement) in order to change the interest on some of the anticipated borrowings from a variable rate to a fixed rate. Under the interest rate swap, the Company will pay the Bank the quarterly difference between interest charged at a fixed rate of 7.69% and the variable rate of three-month LIBOR plus 3.00% on the “notional” amount of $17,000,000, which was 8.39% at October 31, 2006. The “notional” balance under the interest rate swap will match the principal balance of the Swap Note mentioned above. The interest rate swap became effective on September 10, 2005 and will terminate on March 10, 2011.
Under the Loan Agreement, the interest rate on the revolving line of credit, the Long-Term Revolver and the Variable Note can be reduced based on achieving certain defined debt-to-equity ration levels on or after September 10, 2006. These required ratios are met, and the change in the interest rate occurred at the start of the next “interest” period for the applicable note.
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

GRANITE FALLS ENERGY, LLC
Notes to Financial Statements
October 31, 2006
6. LEASES
On October 3, 2005, the Company signed a lease agreement with Trinity Industries Leasing Company (“Trinity”) for 75 hopper cars to assist us with the transport of distiller’s grains by rail. The lease is for a five-year period once the cars have been delivered and inspected in Granite Falls, MN. Based on final manufacturing and interest costs, the Company will pay Trinity $673 per month plus $0.03 per mile traveled in excess of 36,000 miles per year. As a condition of the lease, the Company provided a stand-by letter of credit for $281,250 (approximately six months of lease payments) and this will be outstanding until the Company has met Trinity’s credit standards, which is expected to occur after the Company has made a full year of payments on a timely-basis. Rent expense for these leases was approximately $583,000 for the fiscal year ended October 31, 2006.
At October 30, 2006, the Company had the following minimum commitments, which at inception had non-cancelable terms of more than one year:

Years Ending October 31,
2007	$605,700
2008	$605,700
2009	$605,700
2010	$605,700

Total minimum lease commitments	$2,422,800

7. INCOME TAXES
The differences between the financial statement basis and tax basis of assets are based on the following:

October 31,
2006
Financial statement basis of assets	$80,855,925
Organization and start-up costs capitalized for tax purposes	1,735,564
Tax depreciation greater than book depreciation	(18,937,760)

Income tax basis of assets	$63,653,729

There were no differences between the financial statement basis and tax basis of the Company’s liabilities.
8. COMMITMENTS AND CONTINGENCIES
Construction Contract for Plant
As of July 31, 2006, $87,485 is included in payable to construction contracts and will be paid upon final determination of amounts due to a warranty claim.
Water Pipeline and Treatment Facility Construction
The Company has entered into a construction agreements with contractors to design and build a water pipeline to the plant as well as additional water treatment equipment at the plant. Based on preliminary engineering work, it will cost approximately $2,400,000 to build an intake structure in the Minnesota River and build the pipeline to the plant. In order to use the river water in the production process, the Company will have to add additional water treatment equipment which is estimated to cost approximately $6,000,000. The Company has completed water trials and is currently debugging the water treatment equipment. They expect to begin treating river water in January or February 2007. The Company plans to find these expenditures from cost flow from current operations. The Company's construction in process is comprised of the costs incurred for this project as of October 31, 2006.

GRANITE FALLS ENERGY, LLC
Notes to Financial Statements
October 31, 2006
Corn Storage and Grain Handling Agreement
In October 2003, subsequently renegotiated in May 2004, the Company entered into a corn storage and grain handling agreement with a Farmers Cooperative Elevator (FCE), a member. Under this agreement, the Company agreed to purchase all of the corn needed for the operation of the plant from the member. The price of the corn purchased will be the bid price the member establishes for the plant plus a fee of $0.05 per bushel. As of October 31, 2006, the Company had purchased $30,324,732 of corn from the member during fiscal 2006 (of which $1,474,435 is in accounts payable at October 31, 2006).
Construction Management and Operations Management Agreement
In August 2004, the Company entered into a Consulting Agreement and an Operating and Management Agreement with GLE, who is also a member. Under the Consulting Agreement, GLE provided assistance in planning and directed and monitored the construction of the Company’s fuel ethanol plant. The Company paid GLE $10,000 plus pre-approved expenses per month. The Consulting Agreement terminated upon the effective date of the Operating and Management Agreement under which GLE began to operate and manage the Company’s plant, which was mutually determined to be August 8, 2005. The Company paid GLE $35,000 per month plus 3% of the plant’s net income (payable annually) under the Operating and Management Agreement. The initial term of the Operating and Management Agreement was for five years and automatically renewed for successive one-year terms unless terminated 180 days prior to the start of a renewal term. On December 22, 2006, key management personnel from GLE resigned from their positions as executive officers of the Company pursuant to the Operating and Management Agreement between GLE and the Company. The Company and GLE are currently negotiating an agreement regarding termination of the Management Agreement, the financial effects of which cannot currently be determined. For the twelve months ended October 31, 2006, the Company incurred $1,455,952 of costs under the Operating and Management Agreement. Of this amount, $1,088,452 is included in the Accounts Payable for October 31, 2006.
Air Permit Violation
In January 2007, the Company received a Notice of Violation from the Minnesota Pollution Control Agency (“MPCA”) notifying the Company of alleged violations discovered by the MPCA staff during its inspection of the plant in August 2006. The notice required the Company to take immediate corrective actions and provided the Company with an opportunity to respond to the alleged violations. As part of the required actions, the Company slowed the plant’s production level from an annual rate of 52.6 million gallons of denatured ethanol to an annual rate of 47.25 million gallons and temporarily discontinued the production of modified wet distillers grains, one of its co-products. The Company is unsure as to when the plant will be able to return a level exceeding 47.25 million gallons of denatured ethanol, but is actively pursuing all courses of action that will enable the plant to return to full production capacity as soon as possible. Although the MPCA has not asserted any fines or penalties against the Company, it is possible they may do so in the future, however management does not believe even if such fines and penalties are imposed that they will be material to the financial statements.
9.	GOVERNMENT INCENTIVE PROGRAMS
The Company enrolled in the Bioenergy Program, operated by the Commodity Credit Corporation (“CCC”), a division of the United States Department of Agriculture. In accordance with the terms of this agreement, the Company receives payments based on quarterly increases in production of undenatured ethanol compared to the same period of the prior year. The maximum amount that can be received in this program year is 5% of the annual funding and payments are subject to pro rata reduction if the aggregate payments to eligible producers in a program year exceed the maximum annual funding of the Bioenergy Program. The program year for the Bioenergy Program is from October 1 to September 30 and the Bioenergy Program expired after the submission of required report for the three months ended June 30, 2006.
For the year ended October 31, 2006, the Company recognized $684,067 of income from the program. The Company did not qualify for this program as of October 31, 2005 and therefore did not recognize any income.

GRANITE FALLS ENERGY, LLC
Notes to Financial Statements
October 31, 2006
10.	AGREEMENT WITH GOPHER STATE ETHANOL, LLC
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
Even with an approved plan of reorganization, there was no assurance and the Company had no guarantee that the state of Minnesota would agree to pay the ethanol producer incentive payments to Gopher State based upon its operation and production of ethanol at the Company’s facility. Communications with the Minnesota Department of Agriculture indicated that is did not consider the Company’s arrangement with Gopher State to be within the intent of the Minnesota legislature. Additionally, on June 30, 2005, the Minnesota legislature passed a law prohibiting an ethanol producer from transferring its eligibility for payments to a plant at a different location. Accordingly, the Company and Gopher State would have been required to commence legal proceedings against the State of Minnesota and obtain a favorable court order before Gopher State would receive any ethanol producer incentive payments.
On August 7, 2006, the Minnesota Department of Agriculture informed the Company that Gopher State is ineligible to receive ethanol producer payments based upon its operation and production of ethanol at the Granite Falls facility, even though the plan of reorganization had been approved by the Bankruptcy Court. The Board of Governors has subsequently made the determination not to institute legal proceedings against the State of Minnesota and try to obtain a court order in the Company’s favor enabling the Company to receive any ethanol producer incentive payments. On October 10, 2006, Granite Falls Energy, LLC (GFE) executed a Lease Termination Agreement to terminate a lease agreement with our wholly-owned subsidiary, Gopher State Ethanol, LLC (GSE), under which we had previously executed an agreement to lease all of our operating assets to GSE. Both GFE and GSE determined that the lease was no longer in either company’s best interests. The Lease Termination Agreement provides that GFE and GSE mutually agree to terminate the lease, including any right, title, interest, obligation or liability, claim or cause of action arising out of or in anyway connected to the lease. On October 31, 2006, Granite Falls Energy, LLC dissolved its wholly-owned subsidiary Gopher State Ethanol, LLC by filing a Certificate of Cancellation with the Delaware Secretary of State. At the time of dissolution Gopher State Ethanol, LLC had no assets and conducted no business activities.
11.	DISTRIBUTION TO UNITHOLDERS
On July 10, 2006, the Board of Governors declared a cash distribution of $320.96 per unit or $9,999,830 for unit holders of record as of June 30, 2006. The distribution was paid on July 31, 2006.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
     None.
Item 8A. CONTROLS AND PROCEDURES.
     Our management, including our Chief Executive Officer and General Manager (the principal executive officer), Tracey Olson, along with our Chief Financial Officer (the principal financial officer), Stacie Schuler, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of October 31, 2006. Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
     Our management, including our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of October 31, 2006 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
Item 8B. OTHER INFORMATION.
     None.
PART III.
ITEM 9. DIRECTORS; EXECUTIVE OFFICERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
Identification of Directors, Executive Officers and Significant Employees
     The information required by this Item is incorporated by reference to the definitive proxy statement for our 2007 Annual Meeting of Members to be filed with the Securities and Exchange Commission within 120 days after the end of our 2006 fiscal year. This proxy statement is referred to in this report as the 2007 Proxy Statement
ITEM 10. EXECUTIVE COMPENSATION
     The information required by this Item is incorporated by reference to the 2007 Proxy Statement.
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MEMBER MATTERS
     The information required by this Item is incorporated by reference to the 2007 Proxy Statement.
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     The information required by this Item is incorporated by reference to the 2007 Proxy Statement.

ITEM 13. EXHIBITS
     The following exhibits are filed as part of, or are incorporated by reference into, this report:

Exhibit No.	Description	Method of Filing

3.1	Articles of Organization	1

3.2	Form of Fifth Amended and Restated Operating and Member Control Agreement	2

4.1	Form of membership unit certificate	1

4.2	Form of Escrow Agreement	3

10.2	Grain Procurement Agreement with Farmers Cooperative Elevator Company	7

10.4	Operating and Management Agreement with Glacial Lakes Energy, LLC	7

10.5	Consulting Agreement with Glacial Lakes Energy, LLC	7

10.10	Design Build Agreement dated August 31, 2004 with Fagen, Inc.	8

10.11	Ethanol Marketing Agreement dated August 31, 2004 with Aventine Renewable Energy, Inc.+	8

10.12	Rail Construction Agreement with MGA Railroad Construction, Inc. dated October 30, 2004	7

10.13	Electric Service Agreement dated August, 2004 with Minnesota Valley Cooperative Light and Power	8

10.14	Loan Agreement with First National Bank of Omaha	8

10.15	Distillers Grain Marketing Agreement with Commodity Specialists Company	8

10.16	Trinity Rail Proposal for Rail Cars	8

10.17	Job Opportunity Building Zone Business Subsidy Agreement	8

10.18	Pipeline Construction Agreement with Wagner Construction dated August 16, 2006	*

10.19	Pump Station Construction Contract with Rice Lake Construction Group dated August 16, 2006	*

14.1	Code of Ethics	6

31.1	Certificate pursuant to 17 CFR 240 15d-14(a)	*

31.2	Certificate pursuant to 17 CFR 240 15d-14(a)	*

32.1	Certificate pursuant to 18 U.S.C. Section 1350	*

32.2	Certificate pursuant to 18 U.S.C. Section 1350	*

(1)	Incorporated by reference to the exhibit of the same number on our Registration Statement on Form SB-2, No. 333-99065, originally filed on August 30, 2002.

(2)	Incorporated by reference as Appendix A to our Post Effective Amendment No. 1 filed July 21, 2004 to our Registration Statement on Form SB-2, No. 333-112567, originally filed on February 6, 2004.

(3)	Incorporated by reference to the exhibit of the same number in Pre-Effective Amendment No. 1 filed on February 12, 2004 to our Registration Statement on Form SB-2, No. 333-112567, originally filed on February 6, 2004.

(4)	Incorporated by reference to the exhibit of the same number in Post-Effective Amendment No. 2 filed July 29, 2004 to our Registration Statement on Form SB-2, No. 333-12567, originally filed on February 6, 2004.

(5)	Incorporated by reference to the exhibit of the same number in Post-Effective Amendment No. 3 filed on August 23, 2004 to our Registration Statement on Form SB-2, No. 333-12567, originally filed on February 6, 2004.

(6)	Incorporated by reference to the exhibit of the same number in our 10-KSB for the period ended December 31, 2003.

(7)	Incorporated by reference to the exhibit of the same number in our 10-QSB for the period ended September 30, 2004.

(8)	Incorporated by reference to the exhibit of the same number in our 10-KSB for the period ended December 31, 2004.

(*)	Filed herewith.

(+)	Material has been omitted pursuant to a request for confidential treatment and such materials have been filed separately with the Securities and Exchange Commission.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The information required by this Item is incorporated by reference to the 2007 Proxy Statement.

SIGNATURES
     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRANITE FALLS ENERGY, LLC
Date: January 29, 2007	/s/ Tracey Olson
Tracey Olson
Chief Executive Officer and General Manager (Principal Executive Officer)

Date: January 29, 2007	/s/ Stacie Schuler
Stacie Schuler
Chief Financial Officer (Principal Financial and Accounting Officer)

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: January 29, 2007	/s/ Tracey Olson
Tracey Olson
Chief Executive Officer and General Manager (Principal Executive Officer)

Date: January 29, 2007	/s/ Stacie Schuler
Stacie Schuler
Chief Financial Officer (Principal Financial and Accounting Officer)

Date: January 29, 2007	/s/ Paul Enstad
Paul Enstad
Governor and Chairman of the Board

Date: January 29, 2007	/s/ Ken L. Berg
Ken L. Berg
Governor and Vice Chairman of the Board

Date: January 29, 2007	/s/ Scott Dubbelde
Scott Dubbelde
Governor

Date: January 29, 2007	/s/ Julie Oftedahl-Volstad
Julie Oftedahl-Volstad
Governor

Date: January 29, 2007	/s/ Rodney R. Wilkison
Rodney R. Wilkison
Governor

Date: January 29, 2007	/s/ Shannon Johnson
Shannon Johnson
Governor