Form 10QSB
period 2007-01-31
Granite Falls Energy, LLC
filed 2007-03-19
CIK 1181749

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal quarter ended January 31, 2007.
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
☐ Yes ☑ No
State the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date: As of March 19, 2007, there were 31,156 units outstanding.
Transitional Small Business Disclosure Format (Check one): ☐ Yes ☑ No

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
GRANITE FALLS ENERGY, LLC
Condensed Balance Sheet

January 31,
2007
(unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$9,063,531
Restricted cash	1,541,023
Accounts receivable	4,412,502
Inventory	2,720,999
Derivative instruments	10,971,718
Prepaid expenses and other current assets	1,478,151

Total Current Assets	30,187,924

Property and Equipment
Land and land improvements	473,936
Railroad improvements	4,127,738
Process equipment and tanks	52,302,051
Administration building	279,734
Office equipment	130,732
Rolling stock	495,999
Construction in process	7,898,387

65,708,577
Less accumulated depreciation	7,339,899

Net Property and Equipment	58,368,678

Other Assets
Deferred financing costs, net	407,049

Total Other Assets	407,049

Total Assets	$88,963,651

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities
Accounts payable	$1,463,498
Corn payable to FCE	756,681
Accrued liabilities	1,579,579
Current portion of long-term debt	3,346,238

Total Current Liabilities	7,145,996

Long-Term Debt, less current portion	19,146,284

Commitments and Contingencies

Members’ Equity, 31,156 units issued and outstanding	62,671,371

Total Liabilities and Members’ Equity	$88,963,651

Notes to Condensed Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC
Condensed Statements of Operations

	Three Months	Three Months
	Ended	Ended
	January 31,	January 31,
	2007	2006
	(Unaudited)	(Unaudited)
Revenues	$26,822,449	$13,970,163

Cost of Goods Sold	15,846,869	11,730,339

Gross Profit	10,975,580	2,239,824

Operating Expenses	594,623	440,495

Operating Income	10,380,957	1,799,329

Other Income (Expense)
Government Programs and other income	23,000	224,478
Interest income	121,077	2,427
Interest expense	(459,772)	(595,300)

Total Other Expense, net	(315,695)	(368,395)

Net Income	$10,065,262	$1,430,934

Weighted Average Units Outstanding	31,156	31,156

Net Income Per Unit	$323.06	$45.93

Notes to Condensed Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC
Condensed Statements of Cash Flows

	Three Months	Three Months
	Ended	Ended
	January 31,	January 31,
	2007	2006
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net income	$10,065,262	$1,430,934
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation and amortization	1,495,116	1,193,575
Unrealized gain on derivative instruments	(6,546,389)	(758,889)
Changes in assets and liabilities:
Restricted cash	(716,067)	—
Derivative instruments	(359,048)	75,427
Accounts receivable	119,572	(4,137,159)
Inventory	(1,089,645)	(4,014,327)
Prepaid expenses and other current assets	(907,783)	(894,155)
Accounts payable	(2,078,478)	350,756
Accrued liabilities	29,135	174,279

Net Cash Provided by (Used in) Operating Activities	11,675	(6,579,559)

Cash Flows from Investing Activities:
Capital expenditures	(44,019)	(432,507)
Payments to construction contractors	—	(4,992,862)
Construction in process	(3,505,864)	(3,729,376)

Net Cash Used in Investing Activities	(3,549,883)	(9,154,745)

Cash Flows from Financing Activities:
Net proceeds on construction loan	—	14,372,146
Net proceeds on revolving line of credit	—	1,692,387
Regular principal payments on long-term debt	(801,675)	—
Payments for deferred financing costs	—	(9,000)

Net Cash Provided by (Used in) Financing Activities	(801,675)	16,055,533

Net Increase (Decrease) in Cash and Cash Equivalents	(4,339,883)	321,229

Cash and Cash Equivalents – Beginning of Period	13,403,414	4,530

Cash and Cash Equivalents – End of Period	$9,063,531	$325,759

Supplemental Cash Flow Information

Cash paid during the period for:
Interest expense	$459,772	$410,320

Capitalized interest	$—	$54,141

Supplemental Disclosure of Noncash Investing, Operating and Financing Activities

Construction costs in accounts payable	$893,482	$288,726

Notes to Condensed Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC
Notes to Condensed Financial Statements (unaudited)
January 31, 2007
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed financial statements of Granite Falls Energy, LLC have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As used in this report in Form 10-QSB, the “Company” represents Granite Falls Energy, LLC (“GFE”).
Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been consolidated or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements for the year ended October 31, 2006, contained in the Company’s annual report on Form 10-KSB for 2006.
In the opinion of management, the interim condensed financial statements reflect all adjustments considered necessary for fair presentation. The adjustments made to these statements consist only of normal recurring adjustments. The results reported in these interim condensed financial statements should not be regarded as necessarily indicative of results that may expected for the entire year.
Nature of Business
Granite Falls Energy, LLC (“GFE”) produces and sells fuel ethanol and distillers grains, a co-product of the fuel ethanol production, in the continental United States. The Company began its plant operations on November 13, 2005.
The Company was originally organized to fund and construct a 40 million gallon per year ethanol plant on its location near Granite Falls, Minnesota with distribution to upper Midwest states. The Board of Governors of the Company approved a proposal to increase the plant size to be capable of producing up to 50 million gallons of ethanol per year. The Company’s initial operations permit allowed for the production of up to 47.25 million gallons of ethanol on an annualized basis through August 8, 2006. On August 28, 2006, the Minnesota Pollution Control Agency (“MPCA”) acknowledged receipt of the Company’s minor emission amendment application which, pending approval of the Company’s permit amendment, allowed the Company to operate at a rate of up to 52.60 million gallons per year, which is greater than our approximate production capacity of 50 million gallons per year. However, as discussed in Note 8, due to communications received from the MPCA, the Company is currently operating at an annual rate 47.25 millions gallons of denatured ethanol.
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
Revenue Recognition
The Company generally sells ethanol and related products pursuant to marketing agreements. Revenues are recognized, generally, when the customer has taken title, which occurs when the product is shipped, and has assumed the risks and rewards of ownership, prices are fixed or determinable.
The Company has an ethanol marketing agreement with Aventine Renewable Energy, LP (“Aventine”), a related party, whereby Aventine purchases all of the Company’s ethanol. The Company agrees to pay Aventine a fixed percentage of the netback price per gallon of ethanol produced by the Company and sold by Aventine. The initial term is until November 2007 with renewal options thereafter in one-year increments.

GRANITE FALLS ENERGY, LLC
Notes to Condensed Financial Statements (unaudited)
January 31, 2007
Amounts received under incentive programs from the United States Department of Agriculture are recognized as other income when the Company has sold the ethanol and completed all the known requirements of the incentive program. Interest income is recognized as earned.
Derivative Instruments
The Company accounts for derivatives in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 requires the recognition of derivatives in the balance sheet and the measurement of these instruments at fair value.
In order for a derivative to qualify as a hedge, specific criteria must be met and appropriate documentation maintained. Gains and losses from derivatives that do not qualify as hedges, or are undesignated, must be recognized immediately in earnings. If the derivative does qualify as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will be either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. Changes in the fair value of undesignated derivatives are recorded in revenue and cost of goods sold.
Additionally, SFAS No. 133 requires a company to evaluate its contracts to determine whether the contracts are derivatives. Certain contracts that literally meet the definition of a derivative may be exempted as “normal purchases or normal sales”. Normal purchases and normal sales are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business. Contracts that meet the requirements of normal purchases or sales are documented as normal and exempted from the accounting and reporting requirements of SFAS No. 133, and therefore, are not marked to market in our financial statements.
Cash flows associated with derivative instruments are presented in the same category on the Statements of Cash Flow as the item being hedged.
2. INVENTORY
Inventory consisted of the following at January 31, 2007:

Raw materials	$1,682,838
Work in process	570,219
Finished goods	467,942

Total	$2,720,999

3. DERIVATIVE INSTRUMENTS
As of January 31, 2007, the Company has entered into derivative instruments to hedge 17,500,000 bushels of its future corn purchases through November 2008 and 160,000 mmBTU of its future natural gas purchases through March 2007 to the extent considered necessary for minimizing risk from future market price fluctuations. The Company has used various option contracts as vehicles for these hedges.
At January 31, 2007, the Company had recorded an asset for these derivative instruments discussed above of $10,971,718. Although the derivative instruments may not be designated as, and accounted for, as a fair value or cash flow hedges, management believes they are effective economic hedges of specified risks. The Company has recorded an increase in revenue of $676,177 and a decrease of revenue of $290,090 related to its ethanol related derivative instruments for the three month periods ended January 31, 2007 and 2006, respectively.

GRANITE FALLS ENERGY, LLC
Notes to Condensed Financial Statements (unaudited)
January 31, 2007
The Company has recorded a net decrease in cost of goods sold of $4,956,816 and a net increase of $1,101,448 related to its corn and natural gas related derivative instruments for the three month periods ended January 31, 2007 and 2006, respectively.
The derivative accounts are reported at fair value as designated by the broker. The Company has categorized the cash flows related to the hedging activities in the same category as the item being hedged. The Company expects substantially all of the hedge positions outstanding as of January 31, 2007 to be realized and recognized by January 31, 2008.
4. CONSTRUCTION IN PROCESS
The Company entered into construction agreements with contractors to design and build a water pipeline to the plant as well as additional water treatment equipment at the plant. The intake structure in the Minnesota River and the pipeline to the plant will cost approximately $2,400,000. In order to use the river water in the production process, the Company added additional water treatment equipment which will cost approximately $6,000,000. Construction and testing on the pipeline and treatment facility was completed in February 2007 and the Company began using treated river water at that time. The Company’s construction in process is comprised of the costs incurred for this project as of January 31, 2007.
5. REVOLVING LINE OF CREDIT
The Company entered into a Loan Agreement with First National Bank of Omaha (the “Bank”) for the purpose of funding a portion of the cost of the fuel ethanol plant. Under the Loan Agreement, the Company has a revolving line of credit with a maximum of $3,500,000 available and is secured by substantially all of the Company’s assets. Interest is charged at one-month London Inter-Bank Offering Rate (“LIBOR”) plus 2.75%. There was no balance outstanding on this revolving line of credit at January 31, 2007. Effective with the initial advance in July 2005, the Company pays an unused commitment fee of 0.375% per annum on the unused portion of the revolving line of credit. The revolving line of credit expires on March 30, 2007. The amount available under the revolving line of credit is determined by a borrowing base calculation based on qualifying receivables and inventory.
6. LONG-TERM DEBT
Long-term debt consists of the following:

Term note 1 has fixed principal payments due quarterly with interest at the three month LIBOR plus 300 basis points, which totaled 8.36% at January 31, 2007, payable in full on March 10, 2011. As part of the financing agreement, the Company accepted a fixed rate option by entering into an interest rate swap which effectively fixes the interest rate on this term note at 7.69% until note is repaid on March 10, 2011. The Company did not designate the interest rate swap as a fair value or cash flow hedge. The value of the interest rate swap is not significant.	$16,082,228

Term note 2 bears interest at the three month LIBOR plus 275 basis points, which totaled 8.11% at January 31, 2007. The note is payable in full on March 10, 2011. The Company is required to make quarterly payments of $600,054 applied to accrued interest and then to principal.	5,768,267

GRANITE FALLS ENERGY, LLC
Notes to Condensed Financial Statements (unaudited)
January 31, 2007

Term note 3 bears interest at the one month LIBOR plus 275 basis points. Term note 3 was payable in full on June 1, 2008, but was paid in full on June 10, 2006. Term note 3 allows subsequent borrowings up to the original $5,000,000 to the extent of principal payments made until maturity and requires a commitment fee of .375% on any used portion.	—

Note payable to City of Granite Falls/Minnesota Investment Fund (EDA loan), bearing interest of 1.00% due in semi-annual installments of $4,030, payable in full on June 15, 2014, secured by a second mortgage on all assets	456,317

Note payable to City of Granite Falls/Western Minnesota Revolving Loan Fund (EDA loan), bearing interest of 5.00% due in quarterly installments of $15,807, payable in full on June 15, 2016, secured by a second mortgage on all assets	91,510

Note payable to City of Granite Falls/Chippewa County (EDA loan), bearing interest of 3.00% due in semi-annual installments of $6,109, payable in full on June 15, 2021, secured by a second mortgage on all assets	94,200

Total	$22,492,522

Less amounts due within one year	3,346,238

Total	$19,146,284

The financing agreement on the term notes requires an annual servicing fee of $30,000 for five years.
The estimated maturities of long-term debt at January 31, 2007 are as follows:

2008	$3,346,238
2009	3,606,213
2010	3,213,285
2011	1,664,645
2012	10,390,932
Thereafter	271,209

Total long-term debt	$22,492,522

7. LEASES
The Company has a lease agreement with Trinity Industries Leasing Company (“Trinity”) for 75 hopper cars to assist with the transport of distiller’s grains by rail. The lease is for a five-year period once the cars have been delivered and inspected in Granite Falls, MN, which occured in October 2005. Based on final manufacturing and interest costs, the Company will pay Trinity $673 per month plus $0.03 per mile traveled in excess of 36,000 miles per year. As a condition of the lease, the Company provided a stand-by letter of credit for $281,250 (approximately six months of lease payments) and this will be outstanding for the duration of the lease. Rent expense for these leases was approximately $151,425 for the three month period ended January 31, 2007.

GRANITE FALLS ENERGY, LLC
Notes to Condensed Financial Statements (unaudited)
January 31, 2007
At January 31, 2007, the Company had the following minimum commitments, which at inception had non-cancelable terms of more than one year:

Periods Ending January 31,
2008	$605,700
2009	$605,700
2010	$605,700
2011	$454,275

Total minimum lease commitments	$2,271,375

8. COMMITMENTS AND CONTINGENCIES
Construction Contract for Plant
As of January 31, 2007, $87,485 is included in accounts payable and will be paid upon final determination of amounts due to a warranty claim.
Letters of Credit
The Company has a credit facility with First National Bank of Omaha for the issuance of up to $1,000,000 in stand-by letters of credit, of which the Company has issued a total of $891,103.
Corn Storage and Grain Handling Agreement
In October 2003, subsequently renegotiated in May 2004, the Company entered into a corn storage and grain handling agreement with a Farmers Cooperative Elevator (FCE), a member. Under this agreement, the Company agreed to purchase all of the corn needed for the operation of the plant from the member. The price of the corn purchased will be the bid price the member establishes for the plant plus a fee of $0.05 per bushel. For the three month period ended January 31, 2007, the Company had purchased $14,294,300 of corn from the member (of which $756,681 is in accounts payable at January 31, 2007). For the three month period ended January 31, 2006, the Company had purchased $6,267,000 of corn from the member (of which $542,695 is in accounts payable at January 31, 2006).
Construction Management and Operations Management Agreement
In August 2004, the Company entered into a Consulting Agreement and an Operating and Management Agreement with Glacial Lakes Energy, LLC (“GLE”), who is also a member. Under the Consulting Agreement, GLE provided assistance in planning and directed and monitored the construction of the Company’s fuel ethanol plant. The Company paid GLE $10,000 plus pre-approved expenses per month. The Consulting Agreement terminated upon the effective date of the Operating and Management Agreement under which GLE began to operate and manage the Company’s plant, which was mutually determined to be August 8, 2005. The Company paid GLE $35,000 per month plus 3% of the plant’s net income (payable annually) under the Operating and Management Agreement. The initial term of the Operating and Management Agreement was for five years and was to automatically renewed for successive one-year terms unless terminated 180 days prior to the start of a renewal term. On December 22, 2006, key management personnel from GLE resigned from their positions as executive officers of the Company pursuant to the Operating and Management Agreement between GLE and the Company. The Company and GLE are currently negotiating an agreement regarding termination of the Operating and Management Agreement, the financial effects of which cannot currently be determined. For the three months ended January 31, 2007 and 2006, the Company incurred $60,000 and $165,000 of costs under the Operating and Management Agreement, respectively. At January 31, 2007, the Company has accrued $1,143,290 under this Agreement which is included in accrued liabilities.
Air Permit Violation
In January 2007, the Company received a Notice of Violation from the Minnesota Pollution Control Agency (“MPCA”) notifying the Company of alleged violations discovered by the MPCA staff during its inspection of the plant in August 2006. The notice required the Company to take immediate corrective

GRANITE FALLS ENERGY, LLC
Notes to Condensed Financial Statements (unaudited)
January 31, 2007
actions and provided the Company with an opportunity to respond to the alleged violations. As part of the required actions, the Company slowed the plant’s production level from an annual rate of 52.6 million gallons of denatured ethanol to an annual rate of 47.25 million gallons and temporarily discontinued the production of modified wet distillers grains, one of its co-products. The Company is unsure as to when the plant will be able to return to a level exceeding 47.25 million gallons of denatured ethanol, but is actively pursuing all courses of action that will enable the plant to return to full production capacity as soon as possible. Although the MPCA has not asserted any fines or penalties against the Company, it is possible they may do so in the future. However, management does not believe even if such fines and penalties are imposed that they will be material to the financial statements.

Item 2. Management’s Discussion and Analysis or Plan of Operation.
Cautionary Statements Regarding Forward Looking Statements
     This report contains forward-looking statements that involve future events, our future performance and our expected future operations and actions. In some cases you can identify forward-looking statements by the use of words such as “may,” “should,” “anticipate,” “believe,” “expect,” “will,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the following factors:
•	Changes in our business strategy, capital improvement or development plans;

•	Changes in plant production capacity or technical difficulties in operating the plant;

•	Changes in the availability and price of corn;

•	Increases or decreases in the supply and demand for ethanol, including anticipated significant increases in supply from new ethanol plants and expansions of existing ethanol plants;

•	Changes in the environmental regulations or in our ability to comply with the environmental regulations that apply to our plant operations;

•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;

•	Changes in the availability and price of natural gas;

•	Increases or decreases in the supply and demand for distillers grains; and

•	Changes and advances in ethanol production technology.
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
Overview
     Granite Falls Energy, LLC (“Granite Falls”) is a Minnesota limited liability company formed on December 29, 2000 for the purpose of constructing and operating an ethanol manufacturing facility on our 56-acre site located near Granite Falls, Minnesota. On November 13, 2005, we began plant operations and are currently producing fuel-grade ethanol and distillers grains for sale.
     Our plant has an approximate production capacity of 50 million gallons per year, although our current environmental permits only allow us to produce up to 47.25 million gallons of denatured ethanol on an annualized basis. We are actively pursing all courses of action that will enable to plant to return to full production capacity as soon as possible.

     Our operating results are largely driven by the prices at which we sell ethanol and distillers grains and the costs related to production. Historically, the price of ethanol has fluctuated with the price of petroleum-based products such as unleaded gasoline, heating oil and crude oil. The price of distillers grains is primarily influenced by the price of corn as a substitute for livestock feed. We expect these price relationships to continue for the foreseeable future. Our largest costs of production are corn, natural gas, depreciation and manufacturing chemicals. The cost of corn is largely impacted by geopolitical supply and demand factors. Prices for natural gas, manufacturing chemicals and denaturant are tied directly to the overall energy sector, crude oil and unleaded gasoline.
     Since we became operational on November 13, 2005, our income, production and sales data for the three months ended January 31, 2006, are for a period in which the plant was in the process of ramping up to its production capacity and was not operating for a full three month period, therefore, the data do not provide meaningful comparable information. Accordingly, if you undertake your own comparison of our first fiscal quarter of 2006 and our first fiscal quarter of 2007, it is important that you keep this in mind.
Results of Operations
     The following table shows the results of our operations for our fiscal quarter ended January 31, 2007, and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations:

	Quarter Ended
	January 31, 2007
	(Unaudited)
Income Statement Data	Amount	Percent
Revenues	$26,822,449	100.0%

Cost of Sales	$15,846,869	59.1%

Gross Profit	$10,975,580	40.9%

Operating Expenses	$594,623	2.2%

Operating Income	$10,380,957	38.7%

Interest Expense	$(459,772)	(1.7)%

Interest and Other Income	$144,077	0.5%

Net Income	$10,065,262	37.5%

Revenues
     Our revenues from operations come from two primary sources: sales of fuel ethanol and sales of distillers grains. The following table shows the sources of our revenue for the three months ended January 31, 2007.

	Percentage of
Revenue Sources	Amount	Total Revenue

Ethanol Sales	$24,676,653	92.0%
Distillers Grains Sales	$2,145,796	8.0%

Total Revenue	$26,822,449	100.0%

     Based on information from our marketer, we currently expect the sale price of fuel ethanol to remain steady for the remainder of the fiscal year. See “Plan of Operations for the Next 12 Months—Trends and

Uncertainties Impacting the Ethanol and Distillers Grains Industries and Our Revenues.” We currently expect the sale price of distillers grain to be consistent during the remainder of the fiscal year.
Cost of Sales
     Cost of sales for our products for the three months ended January 31, 2007, was $15,846,869 or 59.1% of our revenues. Our two largest costs of production are corn (54% of cost of sales for our quarter ended January 31, 2007) and natural gas (23% of cost of sales for our quarter ended January 31, 2007). Both of these costs are affected by factors largely out of our control. Corn costs significantly impact our cost of goods sold. On March 9, 2007, the United States Department of Agriculture (“USDA”) released its Crop Production report, which estimated the 2006 grain corn crop at 10.53 billion bushels, down approximately 2.0% from its December 11, 2006, estimate of 10.74 billion bushes. The March 9, 2007, estimate is approximately 5.2% below the USDA’s estimate of the 2005 corn crop of 11.11 billion bushels. Domestic and export demand for U.S. corn is at an all time high. Carryout supplies for the 2006 marketing year are lower than expected and any production shortfall anticipated during the 2007 growing season will create volatility and may increase our cost of corn. In addition, newly constructed ethanol plants and expansions of existing plants in our geographic area may lead to increased demand for corn, higher prices and possibly an inadequate supply of corn from local producers.
     Natural gas has recently been available only at prices exceeding historical averages. We expect continued volatility in the natural gas market. Global demand for natural gas is expected to continue to increase, which may further drive up prices. Any ongoing increases in the price of natural gas will increase our cost of production and may negatively impact our profit margins.
Operating Expense
     Our general and administrative expenses and our professional fees for the three months ended January 31, 2007, were $594,623 or 2.2% of our revenues. We expect that general and administrative expenses will be a constant percentage of revenues for the rest of the fiscal year.
Interest Expense and Interest Income
     Interest expense for the three months ended January 31, 2007, was equal to 1.7% of our revenue and totaled $459,772. We expect this percentage will be consistent during the remainder of the fiscal year as the decreases in outstanding balances may be offset by increases in interest rates on variable rate debt. Interest income for the three months ended January 31, 2007, totaled $121,077, which was the result of higher amounts of available funds in short-term investments.
Trends and Uncertainties Impacting the Ethanol and Distillers Grains Industries and Our Revenues
     Our revenues primarily consist of sales of the ethanol and distillers grains that we produce. Ethanol sales constitute the majority of our revenues. Our ethanol price levels remained relatively steady for the quarter ended January 31, 2007. Increased demand, firm crude oil and gas markets, public acceptance and positive political signals have all contributed to strong steady ethanol prices. In order to sustain these price levels however, management believes the industry will need to continue to grow demand to offset the increased supply brought to the market place by additional production.
     We expect that the use of ethanol as a fuel oxygenate may increase due to decreased use of MTBE, the primary competitor of ethanol as a fuel oxygenate. Although the Energy Policy Act of 2005 (the “Act”) did not impose a national ban of MTBE, the Act’s failure to include liability protection for manufacturers of MTBE could result in refiners and blenders using ethanol as an oxygenate rather than MTBE to satisfy the Clean Air Act’s 2% oxygenate requirement, as effective nationwide May 6, 2006. However, the Clear Air Act also contains an oxygenate fuel requirement for areas classified as carbon monoxide non-attainment areas. These areas are required to establish an oxygenated fuel program for a period of no less than three months each winter. The minimum oxygen requirement for gasoline sold in these areas is 2.7% by weight. This is the equivalent of 7.7% ethanol by volume in a gasoline blend. This requirement was unaffected by the Act and a number of states, including California, participate in the program. As a result, demand for ethanol in these areas during the winter months may increase and positively effect ethanol prices.
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
     Imported ethanol is generally subject to a $0.54 per gallon tariff that was designed to offset the $0.51 per gallon ethanol incentive available under the federal excise tax program for refineries that blend ethanol in their fuel. There is, however, a special exemption from this tariff for ethanol imported from 24 countries in Central America and the Caribbean Islands, which is limited to a total of 7% of U.S. ethanol production per year. Imports from the exempted countries may increase as a result of new plants in development. Since production costs for ethanol in these countries are significantly less than what they are in the U.S., the duty-free import of ethanol through the countries exempted from the tariff may negatively affect the demand for domestic ethanol and the price at which we sell our ethanol.
     In May 2006, legislation was introduced in both the Senate and House of Representatives that would strike the $0.54 per gallon secondary tariff on imported ethanol due to concerns that the recent spike in retail gasoline prices are a result of ethanol supplies. The proposed legislation seems misguided in light of recent reports by the Energy Information Agency (“EIA”). The EIA estimates that 130,000 barrels (5,460,000 gallons) per day of ethanol are needed to replace the volume of MTBE refiners have chose to remove from the gasoline pool. The most recent EIA report shows that U.S. ethanol production has soared to 356,000 barrels (14,952,000 gallons) per day in December 2006, which is enough ethanol to meet the new MTBE replacement demand while continuing to supply existing markets. Further, ethanol production capacity continues to increase as new plants and plant expansions come on-line. Nevertheless, if the legislation is passed, the price of ethanol may decrease, negatively affecting our earnings.
     The Energy Policy Act of 2005 expanded who qualifies as a small ethanol producer for purposes of the small ethanol producer tax credit. Historically, small ethanol producers were allowed a 10-cent per gallon production income tax credit on up to 15 million gallons of production annually. The size of the plant eligible for the tax credit was limited to 30 million gallons. Under the Act, the size limitation on the production capacity for small ethanol producers increases from 30 million gallons per year to 60 million gallons per year. The credit can be taken on the first 15 million gallons of production. The tax credit is capped at $1.5 million per year per producer. The credit is effective for taxable years ending after the date of enactment through 2010. Since we expect to now qualify as a small ethanol producer under the Act, we expect to be eligible for this tax credit this taxable year and to pass this credit onto our members.
     Demand for ethanol may also increase as a result of increased consumption of E85 fuel. E85 fuel is a blend of 70% to 85% ethanol and gasoline. According to the Energy Information Administration, E85 consumption is projected to increase from a national total of 11 million gallons in 2003 to 47 million gallons in 2025. E85 is used as an aviation fuel and as a hydrogen source for fuel cells. In the U.S., there are currently about 6 million flexible fuel vehicles capable of operating on E85 and nearly 1,200 retail stations supplying it. Automakers have indicated plans to produce an estimated 4 million more flexible fuel vehicles per year.

     Ethanol production continues to grow as additional plants become operational. According to the Renewable Fuels Association (as of February 25, 2007), there are currently 114 ethanol plants in operation nationwide that have the capacity to annually produce approximately 5.6 billion gallons. In addition, there are 78 new ethanol plants and 7 expansions of existing ethanol plants under construction constituting another 6.2 billion gallons of annual capacity. Since our current national ethanol production capacity exceeds the 2006 RFS requirement, it is management’s belief that other market factors are primarily responsible for current ethanol prices. Accordingly, it is possible that the RFS requirements may not significantly impact ethanol prices in the short-term and that future supply could outweigh the demand for ethanol. This would have a negative impact on our future earnings.
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
     We also sell distillers dried grains. The U.S. ethanol industry produced a record 12 million metric tons of distillers grains in 2006. Increased ethanol production has led to increased availability of the co-product, which has resulted in a larger supply. Continued increased supply of dried distillers grains on the market from other plants could reduce the price we will be able to charge for our distillers dried grains. This could have a negative impact on our revenues. During 2006, prices for distillers grains in our local market remained constant or increased as more users of animal feed (for cattle, poultry and swine) are becoming familiar with distillers grains and beginning to incorporate our distillers grains into their rations instead of using corn.
Trends and Uncertainties Impacting the Corn and Natural Gas Markets and Our Cost of Goods Sold
     Our costs of our goods consist primarily of costs relating to the corn and natural gas supplies necessary to produce ethanol and distillers grains for sale. We grind approximately 1,500,000 bushels of corn each month. On March 9, 2007, the United States Department of Agriculture (“USDA”) released its Crop Production report, which estimated the 2006 grain corn crop at 10.53 billion bushels, down approximately 2.0 percent from its December 11, 2006, estimate of 10.74 billion bushes. The March 9, 2007, estimate is approximately 5.2 percent below the USDA’s estimate of the 2005 corn crop of 11.11 billion bushels. Increasing demand for corn from increased ethanol production or other changes in demand could keep corn prices higher than currently anticipated. Increases in corn prices may negatively impact our profitability by increasing our cost of goods and reducing our net operating income. We attempt to use hedging strategies to minimize our exposure to corn price movements; however, there is no guarantee or assurance that our hedging strategies will be effective.
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
Plan of Operations for the Next 12 Months
     We expect to spend the next 12 months engaging in the production of ethanol and distillers grains at our plant. We will continue to focus our attention on two main areas: (i) ensuring the plant is operating as efficiently as possible and at maximum production levels; and (ii) cost-effective purchasing of important manufacturing inputs such as corn and natural gas.
Permitting
     We have obtained the required air, water and other permits necessary to operate the plant. On August 28, 2006, the Minnesota Pollution Control Agency (“MPCA”) acknowledged receipt of our minor emission amendment application which, pending approval of our permit amendment, allowed us to operate at a rate of up to 52.60 million gallons per year, which is greater than our approximate production capacity of 50 million gallons per year. However, in January 2007 Granite Falls received a Notice of Violation from the MPCA notifying Granite Falls of alleged violations discovered by the MPCA staff during its inspection of the plant in August 2006. We have taken a number of corrective actions, including slowing the plant’s production level from an annual rate of 52.60 million gallons of denatured ethanol to our current annual rate of 47.25 million gallons of denatured ethanol and temporarily discontinuing the production of modified wet distillers grains. In addition, some of our permits require additional action in order for us to increase our production efficiency or maintain compliance with applicable environmental laws and regulations. During the next twelve months, we expect to work on the following permitting activities:
     SPCC and RMP. We are finalizing a Spill Prevention Control and Countermeasures (“SPCC”) plan and a Process Hazard Analysis. These items are required by the Environmental Protection Agency and enforced by the MPCA and the Occupational Safety and Health Administration (“OSHA”).
     Air Permits. Our current Air Emissions Permit and National Pollution Discharge Elimination System (“NPDES”) Permit allows us to operate at a rate of 45 million gallons per year of undenatured ethanol (“200 proof”) or 47.25 million gallons per year of fuel ethanol. In June 2005, we applied for a major amendment to the Air Emissions Permit to allow us to operate at a rate of 57.2 million gallons of undenatured ethanol or 60 million gallons per year of fuel ethanol. The MPCA and the Attorney General for the State of Minnesota reviewed these applications. During the period the major amendment was open for public comment, an environmental group submitted a letter challenging several aspects of our major amendment. Upon further discussions with MPCA, we withdrew the major amendment in late July 2006.
     Under the current Air Emissions Permit, we were required to conduct emissions testing within 180 days of plant start-up. A compliance plan was developed and approved by MPCA to test the facility at the then current operating limit of 45 million gallons per year and the proposed operating limit of 57.2 million gallons per year. The compliance testing was performed in mid-April 2006. The testing demonstrated full compliance with the air emissions limits for both the current and proposed operating rates. We submitted a minor emissions amendment to our current air permit in August 2006, which would allow us to operate the plant at 49.9 million gallons per year of undenatured ethanol (200 proof) or 52.60 million gallons per year of denatured ethanol. The Minnesota Pollution Control Agency (MPCA) acknowledged receipt of this amendment request on August 3, 2006 and indicated that we could proceed at risk and increase production 7 days after our receipt of the minor amendment. On August 22, 2006 Granite Falls started to increase production to the 52.60 million gallons per year capacity.

     In January 2007 we received a Notice of Violation from the MPCA notifying Granite Falls of alleged violations discovered by the MPCA staff during its inspection of the plant in August 2006. The Notice of Violation requires us to take immediate corrective actions and provides us with an opportunity to respond to the alleged violations. We have responded to the MPCA’s Notice of Violation and are in the process of rectifying the environmental and permitting concerns of the MPCA. However, until the MPCA and Granite Falls have addressed the alleged violations, we have taken a number of corrective actions, including slowing the plant’s production level from an annual rate of 52.60 million gallons of denatured ethanol to our current annual rate of 47.25 million gallons of denatured ethanol and temporarily discontinuing the production of modified wet distillers grains. We are currently negotiating with the MPCA regarding the Notice of Violations as we do not believe all of the alleged violations are warranted. We are unsure as to when the ethanol plant will be able to return to a level of production exceeding 47.25 million gallons of denatured ethanol per year, but are actively pursuing all courses of action that will enable the plant to return to full production capacity as soon as possible.
     Water Permits. We obtained a two-year conditional, 240 million gallon per year water appropriation permit from the Minnesota Department of Natural Resources on June 6, 2005. On August 9, 2006, we applied for an amendment to the permit increasing water appropriation from 240 million gallons per year to 250 million gallons per year. We had operated our plant from wells located approximately one and one-half miles from our plant since November 2005. As part of the original application process, we conducted drawdown tests for the wells which indicated that the wells contained a sufficient supply of water for our purposes. As a condition of the water appropriations permit, we are required to frequently monitor the static water level in our wells and the wells of adjacent property owners. While we are in compliance with the terms of our conditional water appropriation permit, our July 2006 monthly monitoring activities indicated the water level of our wells had decreased more than original projections. Subsequently, water levels have stabilized and have not reached threshold levels which would require modified pumping rates from the wells.
     Based on the July 2006 water levels in our wells and to provide a redundant source of water, we started construction in September 2006 of a river water intake, pipeline and new water treatment equipment. We received a river water appropriations permit for 250 million gallons per year on September 22, 2006. The river water intake, pipeline and water treatment equipment became operational in January 2007. We have completed water trials and are currently treating river water for use in our ethanol production process. Our ground water production wells are now on stand-by and aquifer water levels are recovering as predicted.
     Our current NPDES permit will be in effect through April 2009. We obtained a variance from MPCA for certain minerals in the water that we currently discharge into a local creek. We have been informed by MPCA that water discharge standards will be more restrictive when our NPDES permit comes up for renewal in 2009. The addition of our new river water treatment plant has resulted in significant reductions in utility water discharge. These reductions to utility water discharges should enable us to comply with the more restrictive MPCA standards for water discharge. The new river water treatment plant enables us to re-use much of the discharged utility water previously discharged into a local creek.
     We are subject to oversight activities by the EPA. There is always a risk that the EPA may enforce certain rules and regulations differently than Minnesota’s environmental administrators. Minnesota or EPA rules are subject to change, and any such changes could result in greater regulatory burdens on plant operations. We could also be subject to environmental or nuisance claims from adjacent property owners or residents in the area arising from possible foul smells or other air or water discharges from the plant. Such claims may have adverse results in court if we are deemed to have engaged in a nuisance that substantially impairs the fair use and enjoyment of real estate.
     The government’s regulation of the environment changes constantly. It is possible that more stringent federal or state environmental rules or regulations could be adopted, which could increase our operating costs and expenses. It also is possible that federal or state environmental rules or regulations could be adopted that could have an adverse effect on the use of ethanol. For example, changes in the environmental regulations regarding the required oxygen content of automobile emissions could have an adverse effect on the ethanol industry. Furthermore, plant operations are governed by OSHA. OSHA regulations may change such that the cost of operating the plant may increase.
Contracting Activity
     Management, Supply and Marketing Agreements. Farmers Cooperative Company supplies our corn. Aventine Renewable Energy markets our ethanol, and Commodity Specialists Company markets our distillers grains by rail and truck. Our contracts with these related parties (related through each of them having ownership in the Company) are critical to our success, and we are very dependent on each of these companies. We are independently marketing a portion of our distillers grains to local markets; however, if local markets do not supply competitive prices, we may market all of our distillers grains through Commodity Specialists Company.
     Commencing August 8, 2005, Glacial Lakes Energy, LLC (“Glacial Lakes”) began management of plant operations in anticipation of plant start-up. Under the operating and management agreement with Glacial Lakes, Granite Falls was to pay Glacial Lakes $35,000 per month plus an annual payment equal to 3% of the plant’s net income from operations. On December 22, 2006, the resignation of key management personnel from their positions as executive officers of Granite Falls pursuant to the operating and management agreement effectively terminated the operating and management agreement. On January 23, 2007, we accepted the resignations and formally recognized the termination of the operating and management agreement. Granite Falls and Glacial Lakes are currently negotiating an agreement regarding the termination of the operating and management agreement.
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
     As of January 31, 2007, the fair values of our derivative instruments are reflected as an asset in the amount of $10,971,718. There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of corn, ethanol or natural gas. However, it is likely that commodity cash prices will have the greatest impact on the derivative instruments with delivery dates nearest the current cash price. As we move forward, additional protection may be necessary. As the prices of these hedged commodities move in reaction to market trends and information, our statement of operations will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to contribute to our long-term growth.
     As of January 31, 2007, we had entered into derivative instruments to hedge (a) 17,500,000 bushels of our future corn purchases through November 2008 and (b) 160,000 mmBTU of our future natural gas purchases through March 2007 to the extent considered necessary for minimizing risk from future market price fluctuations. The Company has used various option contracts as vehicles for these hedges.
     As of January 31, 2007, we have price protection in place for approximately 76% of our corn needs through October 2007. As we move forward, additional protection may be necessary. As corn prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth.
     As of January 31, 2007, we have price protection in place for approximately 83% of our natural gas needs through April 2007. As we move forward, we may determine that additional price protection for natural gas purchases is necessary to attempt to reduce our susceptibility to price increases. However, we may not be able to secure natural gas for prices less than current market price and we may not recover high costs of production resulting from high natural gas prices, which may raise our costs of production and reduce our net income.
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
Liquidity and Capital Resources
     As of January 31, 2007, we had the following assets: cash and cash equivalents of $9,063,531, current assets of $30,187,924 and total assets of $88,963,651. As of January 31, 2007, we had current liabilities of $7,145,996 and long term liabilities of $19,146,284. Total members equity as of January 31, 2007, was $62,671,371. At our fiscal quarter ended January 31, 2007, we were in compliance with the covenants contained in all of our applicable debt agreements.
Short-Term Debt Sources
     We have a revolving line of credit with First National Bank of Omaha (the “Bank”) with a maximum of $3,500,000, that is secured by substantially all of our assets. Interest is charged at one-month London

Inter-Bank Offering Rate (“LIBOR”) plus 3.50%. There was no balance outstanding on this revolving line of credit at January 31, 2007. We pay an unused commitment fee of 0.375% per annum on the unused portion of the revolving line of credit. The revolving line of credit expires on March 30, 2007. The amount available under the revolving line of credit is determined by a borrowing base calculation based on qualifying receivables and inventory.
     We also have a credit facility for the issuance of up to $1,000,000 in stand-by letters of credit, of which we have issued a total of $891,103.
Long-Term Debt Sources
     We have three term loans with the First National Bank of Omaha (the “Bank”) for an aggregate credit facility of $34,000,000. The maturity date of each term loan is March 10, 2011, and interest accrues on each term loan at a variable rate and with outstanding balances at January 31, 2007, as follows:

Swap Note	Three-month LIBOR plus 3.00% or 8.36%, with $16,082,228 outstanding.
Long-Term Revolver	One-month LIBOR plus 2.75% or 8.11%, with $5,768,267 outstanding.
Variable Note	Three-month LIBOR plus 2.75% or 8.11%, with no balance outstanding.
     Substantially all assets and contract rights of the Granite Falls are pledged as security for the term loans. The loan documents contain reporting requirements and restrictive loan covenants, which require the maintenance of various financial ratios, minimum working capital and allow distributions to unitholders of up to 65% of annual net income without Bank approval. In July 2006, we obtained a waiver from the Bank for the distribution made to unitholders prior to the completion of the year-end audit.
     In addition to regular principal and interest payments on the term loans that began on June 10, 2006, Granite Falls is required to make an additional principal payment to the Bank of 15% of its “excess cash flow” on an annual basis.
     The loans included due diligence, negotiation, and commitment fees of $305,000 (paid at closing of the loans) and an annual servicing fee of $30,000 (first charged when the construction loan was converted to the term loans, which occurred on March 10, 2006). Additionally, we pay the Bank, quarterly, an unused commitment fee equal to 0.375% per annum on the unused portion of the $5,000,000 long-term revolving note.
     Under the Long-Term Revolver, Granite Falls has the ability to re-borrow any amounts paid on the $5,000,000 facility during the term of the loan.
     On January 6, 2005, we entered into an interest rate swap agreement with the Bank (as required under the loan agreement) in order to change the interest on some of the anticipated borrowings from a variable rate to a fixed rate. Under the interest rate swap, we will pay the Bank the quarterly difference between interest charged at a fixed rate of 7.69% and the variable rate of three-month LIBOR plus 3.00% on the “notional” amount of $17,000,000, which was 8.36% at January 31, 2007. The “notional” balance under the interest rate swap will match the principal balance of one of the Swap Note mentioned above. The interest rate swap became effective on September 10, 2005, and will terminate on March 10, 2011.
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

Item 3. Controls and Procedures.
     Our management, including our Chief Executive Officer (the principal executive officer), Tracey Olson, along with our Chief Financial Officer (the principal financial officer), Stacie Schuler, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of January 31, 2007. Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
     Our management, including our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of January 31, 2007, and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
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

GRANITE FALLS ENERGY, LLC
/s/ Tracey Olson
March 19, 2007	Tracey Olson
Chief Executive Officer

/s/ Stacie Schuler
March 19, 2007	Stacie Schuler
Chief Financial Officer