Form 10QSB
period 2007-04-30
Granite Falls Energy, LLC
filed 2007-06-13
CIK 1181749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal quarter ended April 30, 2007.
OR

☐	Transition report under Section 13 or 15(d) of the Exchange Act.
For the transition period from ______ to ______ .
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
☑ Yes       ☐ No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
State the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date: As of May 29, 2007, there were 31,156 units outstanding.
Transitional Small Business Disclosure Format (Check one): ☐ Yes ☑ No

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
GRANITE FALLS ENERGY, LLC
Condensed Balance Sheet

April 30,
2007
(unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$8,112,649
Restricted cash	894,000
Accounts receivable	4,596,832
Inventory	3,098,033
Prepaid expenses and other current assets	1,004,953

Total Current Assets	17,706,467

Property and Equipment
Land and land improvements	3,008,254
Railroad improvements	4,127,738
Process equipment and tanks	58,191,853
Administration building	279,734
Office equipment	130,732
Rolling stock	513,999

66,252,310
Less accumulated depreciation	(9,018,254)

Net Property and Equipment	57,234,056

Other Assets
Deferred financing costs, net	379,912

Total Other Assets	379,912

Total Assets	$75,320,435

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities
Accounts payable	$1,236,221
Corn payable to FCE	1,467,256
Derivative instruments	764,747
Accrued liabilities	1,691,383
Current portion of long-term debt	2,084,552

Total Current Liabilities	7,244,159

Long-Term Debt, less current portion	3,827,979

Commitments and Contingencies

Members’ Equity, 31,156 units issued and outstanding	64,248,297

Total Liabilities and Members’ Equity	$75,320,435

Notes to Condensed Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC
Condensed Statements of Operations

	Three Months	Three Months
	Ended	Ended
	April 30,	April 30,
	2007	2006
	(Unaudited)	(Unaudited)

Revenues	$23,829,298	$21,728,672

Cost of Goods Sold	18,519,632	12,699,756

Gross Profit	5,309,666	9,028,916

Operating Expenses	546,186	731,520

Operating Income	4,763,480	8,297,396

Other Income (Expense)
Government Programs and other income	20,633	253,376
Interest income	136,686	9,399
Interest expense	(228,272)	(631,159)

Total Other Expense, net	(70,953)	(368,384)

Net Income	$4,692,527	$7,929,012

Weighted Average Units Outstanding	31,156	31,156

Net Income Per Unit	$150.61	$254.49

Distributions Per Unit	$100.00	$—

Notes to Condensed Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC
Condensed Statements of Operations

	Six Months	Six Months
	Ended	Ended
	April 30,	April 30,
	2007	2006
	(Unaudited)	(Unaudited)

Revenues	$50,651,747	$35,698,835

Cost of Goods Sold	34,366,501	24,430,095

Gross Profit	16,285,246	11,268,740

Operating Expenses	1,140,809	1,172,015

Operating Income	15,144,437	10,096,725

Other Income (Expense)
Government Programs and other income	43,633	477,854
Interest income	257,763	11,826
Interest expense	(688,044)	(1,226,459)

Total Other Expense, net	(386,648)	(736,779)

Net Income	$14,757,789	$9,359,946

Weighted Average Units Outstanding	31,156	31,156

Net Income Per Unit	$473.67	$300.42

Distributions Per Unit	$100.00	$—

Notes to Condensed Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC
Condensed Statements of Cash Flows

	Six Months	Six Months
	Ended	Ended
	April 30,	April 30,
	2007	2006
	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities:
Net income	$14,757,789	$9,359,946
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	3,200,608	2,608,915
Unrealized gain on derivative instruments	(5,931,961)	(79,008)
Changes in assets and liabilities:
Restricted cash	(69,044)	—
Derivative instruments	10,762,989	(860,632)
Accounts receivable	(64,758)	(5,175,399)
Inventory	(1,466,679)	(2,622,857)
Prepaid expenses and other current assets	(434,585)	(697,415)
Accounts payable	(867,716)	977,141
Accrued liabilities	140,939	314,891

Net Cash Provided by Operating Activities	20,027,582	3,825,582

Cash Flows from Investing Activities:
Capital expenditures	(71,118)	(440,519)
Payments to construction contractors	—	(5,194,103)
Construction in process	(4,749,963)	(3,631,644)

Net Cash Used in Investing Activities	(4,821,081)	(9,266,266)

Cash Flows from Financing Activities:
Net proceeds on short-term notes payable	—	14,749,378
Proceeds from long-term debt	—	700,000
Payments on long-term debt	(17,381,666)	(6,090,000)
Payments for deferred financing costs	—	(35,824)
Member distributions	(3,115,600)	—

Net Cash Provided by (Used in) Financing Activities	(20,497,266)	9,323,554

Net Increase (Decrease) in Cash and Cash Equivalents	(5,290,765)	3,882,870

Cash and Cash Equivalents — Beginning of Period	13,403,414	4,530

Cash and Cash Equivalents — End of Period	$8,112,649	$3,887,400

Supplemental Cash Flow Information

Cash paid during the period for:
Interest expense	$688,044	$927,312

Capitalized interest	$—	$54,141

Supplemental Disclosure of Noncash Investing, Operating and Financing Activities
Forgiveness of long-term debt	$—	$47,800

Transfer of construction in process to fixed assets	$5,880,703	$—

Construction costs in accounts payable	$166,017	$87,485

Notes to Condensed Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC
Notes to Condensed Financial Statements (unaudited)
April 30, 2007
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
The Company was originally organized to fund and construct a 40 million gallon per year ethanol plant on its location near Granite Falls, Minnesota with distribution to upper Midwest states. The Board of Governors of the Company approved a proposal to increase the plant size to be capable of producing up to 50 million gallons of ethanol per year. The Company’s initial operations permit allowed for the production of up to 47.25 million gallons of ethanol on an annualized basis through August 8, 2006. On August 8, 2006, the Minnesota Pollution Control Agency (“MPCA”) acknowledged receipt of the Company’s minor emission amendment application which, pending approval of the Company’s permit amendment, allowed the Company to operate at a rate of up to 52.60 million gallons per year, which is greater than our approximate production capacity of 50 million gallons per year. However, as discussed in Note 7, due to communications received from the MPCA, the Company is currently operating at an annual rate 47.25 millions gallons of denatured ethanol.
Accounting Estimates
Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from those estimates. Significant estimates that may change in the near term include the contingencies disclosed in Note 7.
Revenue Recognition
The Company generally sells ethanol and related products pursuant to marketing agreements. Revenues are recognized when the customer has taken title, which occurs when the product is shipped, and has assumed the risks and rewards of ownership, prices are fixed or determinable.
The Company has an ethanol marketing agreement with Aventine Renewable Energy, LP (“Aventine”), a related party, whereby Aventine purchases all of the Company’s ethanol. The Company agrees to pay Aventine a fixed percentage of the netback price per gallon of ethanol produced by the Company and sold by Aventine. The initial term was until November 2007 with renewal options thereafter in one-year increments. This agreement has automatically renewed until November 2008.

GRANITE FALLS ENERGY, LLC
Notes to Condensed Financial Statements (unaudited)
April 30, 2007
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
Additionally, SFAS No. 133 requires a company to evaluate its contracts to determine whether the contracts are derivatives. Certain contracts that literally meet the definition of a derivative may be exempted as “normal purchases or normal sales”. Normal purchases and normal sales are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business. Contracts that meet the requirements of normal purchases or sales are documented as normal and exempted from the accounting and reporting requirements of SFAS No. 133, and therefore, are not marked in our financial statements.
Cash flows associated with derivative instruments are presented in the same category on the Statements of Cash Flow as the item being hedged.
2. INVENTORY
Inventory consisted of the following at April 30, 2007:

Raw materials	$1,051,170
Work in process	535,861
Finished goods	1,511,002

Total	$3,098,033

3. DERIVATIVE INSTRUMENTS
As of April 30, 2007, the Company has entered into derivative instruments to hedge 3,750,000 bushels of its future corn purchases through December 2007 and 1,344,000 gallons of its future ethanol sales through July 2007 to the extent considered necessary for minimizing risk from future market price fluctuations. The Company has used various futures contracts as vehicles for these hedges.
At April 30, 2007, the Company had recorded a liability for these derivative instruments discussed above of $764,747. Although the derivative instruments may not be designated and accounted for, as a fair value or cash flow hedges, management believes they are effective economic hedges of specified risks. The Company has recorded a reduction of revenue of $658,308 and an increase in revenue of $17,869 related to its ethanol related derivative instruments for the three and six month periods ended April 30, 2007, respectively. The Company has recorded a reduction of revenue of $126,687 and $416,777 related to its ethanol related derivative instruments for the three and six month periods ended April 30, 2006, respectively. The Company has recorded a decrease in cost of goods sold of $957,275 and $5,914,092 related to its corn and natural gas related derivative instruments for the three and six month periods ended April 30, 2007, respectively. The Company has recorded an increase in cost of goods sold of $617,135 and $1,718,583 related to its corn and natural gas related derivative instruments for the three and six month periods ended April 30, 2006, respectively.

GRANITE FALLS ENERGY, LLC
Notes to Condensed Financial Statements (unaudited)
April 30, 2007
The derivative accounts are reported at fair value as designated by the broker. The Company has categorized the cash flows related to the hedging activities in the same category as the item being hedged. The Company expects substantially all of hedge positions outstanding as of April 30, 2007 to be realized and recognized by December 31, 2007.
4. REVOLVING LINE OF CREDIT
The Company entered into a Loan Agreement with First National Bank of Omaha (the “Bank”) for the purpose of funding a portion of the cost of the fuel ethanol plant. Under the Loan Agreement, the Company had a revolving line of credit with a maximum of $3,500,000 available and is secured by substantially all of the Company’s assets. Interest was charged at one-month London Inter-Bank Offering Rate (“LIBOR”) plus 2.75%. There was no balance outstanding on this revolving line of credit, as of April 30, 2007. Effective with the initial advance in July 2005, the Company paid an unused commitment fee of 0.375% per annum on the unused portion of the revolving line of credit. The revolving line of credit expired on March 30, 2007, and was not renewed.
5. LONG-TERM DEBT
Long-term debt consists of the following:

Term note 1 had fixed principal payments due quarterly with interest at the three month LIBOR plus 300 basis points, originally payable in full in March 2011. This term note was paid in full in March 2007. As part of the financing agreement, the Company accepted a fixed rate option by entering into an interest rate swap which effectively fixes the interest rate on this term note at 7.69% until note is repaid on March 1, 2011.	$—

Term note 2 bears interest at the three month LIBOR plus 275 basis points, which totaled 8.07% at April 30, 2007. The note is payable in full on March 10, 2011. The Company is required to make quarterly payments of $600,054 applied to accrued interest and then to principal.	5,285,170

Note payable to City of Granite Falls/Minnesota Investment Fund (EDA loan), bearing interest of 1.00% due in semi-annual installments of $4,030, payable in full on June 15, 2014, secured by a second mortgage on all assets.	441,651

Note payable to City of Granite Falls/Western Minnesota Revolving Loan Fund (EDA loan), bearing interest of 5.00% due in quarterly installments of $15,807, payable in full on June 15, 2016, secured by a second mortgage on all assets.	91,510

Note payable to City of Granite Falls/Chippewa County (EDA loan), bearing interest of 3.00% due in semi-annual installments of $6,109, payable in full on June 15, 2021, secured by a second mortgage on all assets.	94,200

Total	$5,912,531

Less amounts due within one year	2,084,552

Total	$3,827,979

GRANITE FALLS ENERGY, LLC
Notes to Condensed Financial Statements (unaudited)
April 30, 2007
The financing agreement on the term note requires an annual servicing fee of $30,000 for five years. In May 2007, the Board of Governors elected to make an additional principal payment on Term note 2 (discussed above) and a payment of $2,800,000 was made on May 18, 2007.
The estimated maturities of long-term debt at April 30, 2007 are as follows:

2008	$2,084,552
2009	2,263,589
2010	1,156,623
2011	75,568
2012	76,807
Thereafter	255,392

Total long-term debt	$5,912,531

6. LEASES
The Company has a lease agreement with Trinity Industries Leasing Company (“Trinity”) for 75 hopper cars to assist with the transport of distillers grains by rail. The lease is for a five-year period once the cars have been delivered and inspected in Granite Falls, MN. Based on final manufacturing and interest costs, the Company will pay Trinity $673 per month plus $0.03 per mile traveled in excess of 36,000 miles per year. As a condition of the lease, the Company provided a stand-by letter of credit for $281,250 (approximately six months of lease payments) and this will be outstanding until the Company has met Trinity’s credit standards, which is expected to occur after the Company has made two full year’s worth of payments on the full railcar fleet on a timely-basis, which is expected to be in April 2008. Rent expense for these leases was approximately $151,000 and $308,000 for the three and six month periods ended April 30, 2007, respectively. Rent expense for these leases was approximately $143,000 and $281,000 for the three and six month periods ended April 30, 2006, respectively.
At April 30, 2007, the Company had the following minimum commitments, which at inception had non-cancelable terms of more than one year:

Periods Ending April 30,
2008	$605,700
2009	$605,700
2010	$605,700
2011	$302,850

Total minimum lease commitments	$2,119,950

7. COMMITMENTS AND CONTINGENCIES
Construction Contract for Plant
As of April 30, 2007, $87,485 is included in accounts payable and will be paid upon final determination of amounts due to a warranty claim.
Letters of Credit
The Company has a credit facility with First National Bank of Omaha for the issuance of up to $1,000,000 in stand-by letters of credit, of which the Company has issued a total of $891,103.
Corn Storage and Grain Handling Agreement
The Company has a corn storage and grain handling agreement with a Farmers Cooperative Elevator (FCE), a member. Under this agreement, the Company has agreed to purchase all of the corn needed for the operation of the plant from the member. The price of the corn purchased will be the bid price the member establishes for the plant plus a fee of $0.05 per bushel. For the three and six month periods ended April 30, 2007, the Company had purchased $9,837,621 and $24,131,921, respectively, of corn from the member (of which $1,467,256 is in accounts payable at April 30, 2007). For the three months and six months ended April 30, 2006, the Company had purchased $6,996,846 and $12,534,985, respectively, of corn from the member (of which $579,279 is in accounts payable at April 30, 2006).

GRANITE FALLS ENERGY, LLC
Notes to Condensed Financial Statements (unaudited)
April 30, 2007
Construction Management and Operations Management Agreement
In August 2004, the Company entered into a Consulting Agreement and an Operating and Management Agreement with Glacial Lakes Energy, LLC (“GLE”), who is also a member. Under the Consulting Agreement, GLE provided assistance in planning and directed and monitored the construction of the Company’s fuel ethanol plant. The Company paid GLE $10,000 plus pre-approved expenses per month. The Consulting Agreement terminated upon the effective date of the Operating and Management Agreement under which GLE began to operate and manage the Company’s plant, which was mutually determined to be August 8, 2005. The Company paid GLE $35,000 per month plus 3% of the plant’s net income (payable annually) under the Operating and Management Agreement. The initial term of the Operating and Management Agreement was for five years and was to automatically renew for successive one-year terms unless terminated 180 days prior to the start of a renewal term. On December 22, 2006, key management personnel from GLE resigned from their positions as executive officers of the Company pursuant to the Operating and Management Agreement between GLE and the Company. On May 21, 2007, GLE made a demand for arbitration against the Company under the Commercial Arbitration Rules of the American Arbitration Association in Yellow Medicine County, Minnesota to resolve a dispute regarding this Operating and Management Agreement between the two entities. GLE claims the Company wrongfully terminated the Operating and Management Agreement and seeks damages of approximately $5,300,000 in lost revenues and lost profits. Granite Falls is vigorously defending itself in this action.
For the three and six month periods ended April 30, 2007, the Company incurred $0 and $60,000 of costs under the Operating and Management Agreement, respectively. The Company has previously accrued $1,143,290 for services provided under this agreement. For the three months and six months ended April 30, 2006, the Company incurred $314,900 and $462,500, respectively, of costs under the Operating and Management Agreement (of which $305,000 is in accounts payable at April 30, 2006).
Air Permit Violation
In January 2007, the Company received a Notice of Violation from the Minnesota Pollution Control Agency (“MPCA”) notifying the Company of alleged violations discovered by the MPCA staff during its inspection of the plant in August 2006. The notice required the Company to take immediate corrective actions and provided the Company with an opportunity to respond to the alleged violations. As part of the required actions, the Company slowed the plant’s production level from an annual rate of 52.6 million gallons of denatured ethanol to an annual rate of 47.25 million gallons (i.e., 45 million gallons of undenatured ethanol) and temporarily discontinued the production of modified wet distillers grains, one of its co-products. The Company is unsure as to when the plant will be able to return to a level exceeding 47.25 million gallons of denatured ethanol, but is actively pursuing all courses of action that will enable the plant to return to full production capacity as soon as possible. On May 29, 2007 the Company met with the MPCA to discuss resolution of the alleged violations through a stipulation agreement with the MPCA. The draft stipulation agreement proposed by the MPCA included a fine and an “economic benefit” charge related to the alleged overproduction of ethanol. However, the proposed fine and charge have not been agreed to and the Company is currently in the process of further negotiations with the MPCA regarding the stipulation agreement.

Item 2. Management’s Discussion and Analysis or Plan of Operation.
Cautionary Statements Regarding Forward Looking Statements
This report contains forward-looking statements that involve future events, our future performance and our expected future operations and actions. In some cases you can identify forward-looking statements by the use of words such as “may,” “should,” “anticipate,” “believe,” “expect,” “will,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the following factors:
•	Changes in our business strategy, capital improvement or development plans;

•	Changes in plant production capacity or technical difficulties in operating the plant;

•	Changes in the availability and price of corn;

•	Increases or decreases in the supply and demand for ethanol, including anticipated significant increases in supply from new ethanol plants and expansions of existing ethanol plants;

•	Changes in local, state, and/or federal legislation impacting an increase or decrease in the use of ethanol through various means such as tax incentives or fuel standards;

•	Changes in the environmental regulations or in our ability to comply with the environmental regulations that apply to our plant operations;

•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;

•	Changes in the availability and price of natural gas;

•	Increases or decreases in the supply and demand for distillers grains; and

•	Changes and advances in ethanol production technology.
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
Our plant has an approximate production capacity of 50 million gallons per year, although our current environmental permits only allow us to produce up to 47.25 million gallons of denatured ethanol (i.e., 45 million gallons of undenatured ethanol) on an annualized rolling sum basis. We are actively pursing all courses of action that will enable the plant to reach full production capacity as soon as possible.

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
Results of Operations for the Three Months Ended April 30, 2007 and 2006
The following table shows the results of our operations and the percentage of revenues, cost of sales, operating expenses and other items to total revenues in our statements of operations for the fiscal quarters ended April 30, 2007 and 2006:

	April 30, 2007		April 30, 2006
Statement of		% of		% of
Operations Data	Amount	Revenues	Amount	Revenues

Revenues	$23,829,298	100.0%	$21,728,672	100.0%
Cost of Goods Sold	$18,519,632	77.7%	$12,699,756	58.4%

Gross Profit	$5,309,666	22.3%	$9,028,916	41.6%

Operating Expenses	$546,186	2.3%	$731,520	3.4%

Operating Income	$4,763,480	20.0%	$8,297,396	38.2%

Other Expense	$(70,953)	(0.3)%	$(368,384)	(1.7)%

Net Income	$4,692,527	19.7%	$7,929,012	36.5%

Revenues
Our revenues from operations come from two primary sources: sales of fuel ethanol and sales of distillers grains. The following table shows the sources of our revenue for the fiscal quarters ended April 30, 2007 and 2006:

	April 30, 2007		April 30, 2006
		% of		% of
Revenue Sources	Amount	Revenues	Amount	Revenues

Ethanol Sales	$21,446,368	90.0%	$19,707,906	90.7%
Distillers Grains Sales	$2,382,930	10.0%	$2,020,766	9.3%

Total Revenues	$23,829,298	100.0%	$21,728,672	100.0%

The increase in revenues from the three months ended April 30, 2007 compared to the three months ended April 30, 2006 is due primarily to an increase in the price of ethanol sold and a slight increase in the volume of ethanol sold. The average price per gallon of ethanol sold increased approximately 10.3% in the three months ended April 30, 2007 compared to the three months ended April 30, 2006. Volume of ethanol sold in the three months ended April 30, 2007 was 3.9% more than in the three months ended April 30, 2006. Revenue from sales of our co-products also increased by 18.7% in the three months ended April 30, 2007 compared to the three months ended April 30, 2006, primarily due to an increase in the price of distillers grain as a result of the increasing cost of corn as a comparable feed product and the product mix between wet and dry distillers grains.

We continued to enjoy favorable ethanol prices during our second fiscal quarter of 2007. The favorable market price for ethanol is primarily due to high demand for ethanol, created by a number of factors, including the declining use of MTBE as an oxygenate, and the current price of gasoline. However, we cannot guarantee that the price of ethanol will not significantly decrease due to factors beyond our control.
Management expects ethanol prices to remain higher than historical averages in the short-term. Based on existing market conditions, we expect favorable pricing to continue at least through the end of our third fiscal quarter because the price of unleaded gasoline is expected to remain at or above its current price levels as we enter the peak summer driving season. As a result, we expect the percentage of revenues from the sale of fuel ethanol to increase. We expect the percentage of revenue from the sale of distillers grains to decrease during the remainder of the fiscal year due to the increase in the price of fuel ethanol. We expect the sale price of distillers grain to be consistent during the remainder of the fiscal year.
In order to sustain these higher price levels, however, management believes the industry will need to continue to grow demand to offset the increased supply brought to the marketplace by additional production.
In April 2007, a final rule was adopted fully implementing the provisions of the Renewable Fuels Standard as contained in the Energy Policy Act of 2005. The Renewable Fuels Standard requires the fuel blending industry to blend 4.7 billion gallons of renewable fuels in 2007. This amount increases incrementally to 7.5 billion gallons by the year 2012. The Renewable Fuels Standard is not likely to have a significant impact on the supply and demand relationship in the ethanol industry due to the fact that production capacity in the ethanol industry is currently 1.2 billion gallons more than the 2007 requirement. This trend is likely to continue in the future such that it is not likely the Renewable Fuels Standard will significantly increase demand for ethanol. If this is the case, the ethanol industry will have to generate its own demand for its product based on competitive advantages ethanol may have over other renewable fuels and conventional petroleum based fuel sources. If the ethanol industry cannot grow sufficient demand to offset current and future increases in ethanol supply, the price of ethanol will decline which would affect our revenues.
Cost of Sales
Our cost of goods sold as a percentage of revenues was 77.7% and 58.4% for the three months ended April 30, 2007 and 2006, respectively. Our two largest costs of production are corn (68.2% of cost of goods sold for our quarter ended April 30, 2007) and natural gas (13.4% of cost of goods sold for our quarter ended April 30, 2007). Our cost of goods sold increased by approximately $5,820,000 in the three months ended April 30, 2007 as compared to the three months ended April 30, 2006, even though our revenue only increased by approximately $2,101,000. This significant increase in the cost of goods sold is primarily a result of significantly higher corn prices. Our total corn costs increased by approximately 84% for the three months ended April 30, 2007 as compared to the same period of 2006. With the increased demand for corn from increased ethanol production, we expect to have high corn prices throughout the 2007 fiscal year. These high corn prices might be mitigated somewhat due to increased corn planting in the 2007 growing season.
Farmers are expected to respond to these high corn prices by planting an estimated 90.5 million acres of corn in 2007, an approximately 15% increase over the corn production acres for the 2006 growing season of approximately 78.3 million acres. This is expected to increase the number of bushels of corn produced in the 2007 growing season to approximately 13 billion bushels. If this is the case, it could offset some of the additional corn demand from the ethanol industry. Management however expects to continue to endure high corn prices into the near future.
For the three months ended April 30, 2007, our natural gas costs decreased by approximately 33%. This decrease is due to a similar decrease in the price of natural gas. We expect continued volatility in the natural gas market. Global demand for natural gas is expected to continue to increase, which may further drive up prices. Any ongoing increases in the price of natural gas will increase our cost of production and may negatively impact our profit margins.

We engage in hedging activities with respect to corn, natural gas, and ethanol sales. We recognize the gains or losses that result from the changes in the value of our derivative instruments in cost of goods sold as the changes occur. As corn and natural gas prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance. We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.
Operating Expense
Our operating expenses as a percentage of revenues were lower for the period ended April 30, 2007 than they were for the period ended April 30, 2006. These percentages were 2.3% and 3.4% for the three months ended April 30, 2007 and 2006, respectively. This decrease in our operating expenses is due in part to the termination of the management agreement with Glacial Lakes Energy, LLC. We expect that going forward our operating expenses will remain fairly constant.
Operating Income
Our income from operations for the three months ended April 30, 2007 was 20.0% of revenues compared to 38.2% of revenues for the three months ended April 30, 2006. This was primarily a result of increased corn prices and the corresponding increase in our cost of goods sold.
Interest Expense and Interest Income
Interest expense for the three months ended April 30, 2007, was equal to approximately 1.0% of our revenue and totaled $228,272. Interest expense for the three months ended April 30, 2006 was equal to approximately 2.9% of our revenue and totaled $631,159. This reduction in interest expense is due primarily to reduction in our outstanding debt during our last four fiscal quarters. Going forward, we expect this percentage to remain constant during the remainder of the fiscal year as the decreases in any outstanding balances may be offset by increases in interest rates on our variable rate debt. Interest income for the three months ended April 30, 2007, totaled $136,686, which was the result of available funds in short-term investments.
Trends and Uncertainties Impacting the Ethanol and Distillers Grains Industries and Our Revenues
Our revenues primarily consist of sales of the ethanol and distillers grains that we produce. Ethanol sales constitute the majority of our revenues. Our ethanol price levels remained relatively steady for the quarter ended April 30, 2007. Increased demand, firm crude oil and gas markets, public acceptance and positive political signals have all contributed to strong steady ethanol prices. In order to sustain these price levels however, management believes the industry will need to continue to grow demand to offset the increased supply brought to the market place by additional production.
We expect ethanol prices will be positively impacted by blenders and refineries increasing their use of ethanol in response to environmental liability concerns about MTBE and increased consumer acceptance and exposure to ethanol. For instance, if gasoline prices continue to trend higher, consumers will look for lower priced alternative fuels. Since ethanol blended fuel is a cheaper alternative for consumers, the demand for such ethanol blended fuel could increase, thus increasing the overall demand for ethanol. This could positively affect our earnings. However, a greater supply of ethanol on the market from additional plants and plant expansions could reduce the price we are able to charge for our ethanol, especially if supply outpaces demand.
Imported ethanol is generally subject to a $0.54 per gallon tariff that was designed to offset the $0.51 per gallon ethanol incentive available under the federal excise tax program for refineries that blend ethanol in their fuel. There is, however, a special exemption from this tariff under a program known as the Caribbean Basin Initiative for ethanol imported from 24 countries in Central America and the Caribbean Islands, which is limited to a total of 7% of U.S. ethanol production per year. Imports from the exempted countries may increase as a result of new plants in development. Since production costs for ethanol in these countries are significantly less than what they are in the U.S., the duty-free import of ethanol through the countries exempted from the tariff may negatively affect the demand for domestic ethanol and the price at which we sell our ethanol.

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
The support for and use of E85 fuel has and will continue to be increased by supportive Congressional legislation. The Energy Policy Act of 2005 created a new incentive that permits taxpayers to claim a 30% tax credit (up to $30,000) for the cost of installing clean-fuel vehicle refueling equipment, such as an E85 fuel pump, in a trade or business vehicle. Under the provision, clean fuels are any fuel that is at least 85% comprised of ethanol, natural gas, compressed natural gas, liquefied natural gas, liquefied petroleum gas, or hydrogen and any mixture of diesel fuel and biodiesel containing at least 20% biodiesel. This provision is effective for equipment placed in service after December 31, 2005, and before January 1, 2010. The production and use of E85 fuel may also be increased in the future due to the reintroduction of the BioFuels Security Act to the 110th Congress. Such bill, known as S. 23 or H.R. 559, was reintroduced on January 4, 2007, by sponsors Tom Harkin, Richard Luger, and others. If passed, the legislation would accelerate the current renewable fuels standard by requiring 10 billion gallons of renewable fuels to be used by 2010, 30 billion gallons by 2020 and 60 billion gallons by 2030. The bill would also require 50% of all branded gasoline stations to have at least one E85 pump available for use by 2017. Furthermore, the bill would require 100% of all new automobiles to be dual-fueled by 2017. Currently, the Senate version of the bill has been referred to the Senate Commerce, Science, and Transportation Committees. Its House of Representatives counterpart has been referred to the House Energy and Commerce Committee, House Oversight and Government Reform Committee and House Judiciary Committee.
Ethanol production continues to grow as additional plants become operational. According to the Renewable Fuels Association (as of May 22, 2007), there are currently 119 ethanol plants in operation nationwide that have the capacity to annually produce approximately 6.14 billion gallons. In addition, there are 86 ethanol plants that are either expanding or are currently being constructed, constituting another 6.38 billion gallons of annual capacity. Since our current national ethanol production capacity exceeds the 2006 RFS requirement, it is management’s belief that other market factors are primarily responsible for current ethanol prices. Accordingly, it is possible that the RFS requirements may not significantly impact ethanol prices in the short-term and that future supply could outweigh the demand for ethanol. This would have a negative impact on our future earnings.
The United States Supreme Court recently held in the case of Massachusetts v. EPA, that the EPA has a duty under § 202 of the Clean Air Act to regulate the level of emissions of the four main “greenhouse gases”, including carbon dioxide, from new motor vehicles. Other similar lawsuits have been filed seeking to require the EPA to regulate the level of carbon dioxide emissions from stationary sources, such as ethanol plants. If these lawsuits are successful, our cost of complying with new or changing environmental regulations may increase in the future.
Consumer resistance to the use of ethanol may affect the demand for ethanol which could affect our ability to market our product and reduce the value of your investment. Certain individuals believe that the use of ethanol will have a negative impact on prices at the pump or that it will reduce fuel efficiency to such an extent that it costs more to use ethanol than it does to use gasoline. Many also believe that ethanol adds to air pollution and harms car and truck engines. Still other consumers believe that the process of producing ethanol actually uses more fossil energy, such as oil and natural gas, than the amount of energy contained in the ethanol produced. These consumer beliefs could potentially be wide-spread. If consumers choose not to buy ethanol, it would affect the demand for the ethanol we produce which could negatively affect our ability sell our product and negatively affect our profitability.

We also sell distillers dried grains. Increased ethanol production has led to increased availability of the co-product. Continued increased supply of dried distillers grains on the market from other ethanol plants could reduce the price we are able to charge for our distillers dried grains. This could have a negative impact on our revenues.
Technology Developments
Ethanol is typically produced from the starch contained in grains, such as corn. However, ethanol can potentially be produced from cellulose, the main component of plant cell walls and the most common organic compound on earth. The main attraction towards cellulosic ethanol is based on the idea that the products used to make it are less expensive than corn. However, the downfall is that the technology and equipment needed to convert such products into ethanol are more complicated and more expensive than the technology currently used for the production of corn based ethanol. Recently, there has been an increased interest in cellulosic ethanol due to the relatively low maximum production capacity of corn-based ethanol. The products used to produce cellulosic ethanol exist in a far greater quantity than corn, and therefore cellulosic ethanol production may be an important aspect of expanding ethanol production capacity. Recognizing this need, Congress supplied large monetary incentives in the Energy Policy Act of 2005 to help initiate the creation of cellulosic ethanol plants in the United States. If such cellulosic ethanol plants are constructed and begin production on a commercial scale, the production of potentially lower-cost cellulosic ethanol may hinder our ability to compete effectively.
Trends and Uncertainties Impacting the Corn and Natural Gas Markets and Our Cost of Goods Sold
Our costs of our goods consist primarily of costs relating to the corn and natural gas supplies necessary to produce ethanol and distillers grains for sale. We grind approximately 1,500,000 bushels of corn each month. With the increased demand for corn from increased ethanol production, we expect to have high corn prices throughout the fiscal year 2007. These high corn prices might be mitigated somewhat due to increased corn planting in the 2007 growing season. Farmers are expected to respond to these high corn prices by planting an estimated 90.5 million acres of corn in 2007, an approximately 15% increase over the corn production acres for the 2006 growing season of approximately 78.3 million acres. This is expected to increase the number of bushels of corn produced in the 2007 growing season to approximately 13 billion bushels. If this is the case, it could offset some of the additional corn demand from the ethanol industry. Management however expects to continue to endure high corn prices into the near future.
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
Plan of Operations for the Next 12 Months
We expect to spend the next 12 months engaging in the production of ethanol and distillers grains at our plant. We will continue to focus our attention on two main areas: (i) ensuring the plant is operating as efficiently as possible and at maximum permitted production levels; and (ii) cost-effective purchasing of important manufacturing inputs such as corn and natural gas.

Permitting
We have obtained the required air, water and other permits necessary to operate the plant. On August 3, 2006, the Minnesota Pollution Control Agency (“MPCA”) received our minor emission amendment application and acknowledged receipt of our application by letter dated August 8, 2006, which, pending approval of our permit amendment, allowed us to operate at a rate of up to 52.60 million gallons per year, which is greater than our approximate production capacity of 50 million gallons per year. However, in January 2007 Granite Falls received a Notice of Violation from the MPCA notifying Granite Falls of alleged violations discovered by the MPCA staff during its inspection of the plant in August 2006. We have taken a number of corrective actions, including slowing the plant’s production level from an annual rate of 52.60 million gallons of denatured ethanol to our current annual rate of 47.25 million gallons of denatured ethanol (i.e., 45 million gallons of undenatured ethanol) and temporarily discontinuing the production of modified wet distillers grains. In May 2007 we met with the MPCA to discuss resolution of the alleged violations through a stipulation agreement with the MPCA. The draft stipulation agreement proposed by the MPCA included a fine and an “economic benefit” charge related to the alleged overproduction of ethanol. However, neither the stipulation agreement nor the proposed fine or charge have been agreed to and Granite Falls is currently in the process of further negotiating the stipulation agreement and any associated fines or charges.
In addition, some of our permits require additional action in order for us to increase our production efficiency or maintain compliance with applicable environmental laws and regulations. During the next twelve months, we expect to work on the following permitting activities:
SPCC. We are finalizing an update to our Spill Prevention Control and Countermeasures (“SPCC”) plan and Process Hazard Analysis. These items are required by the Environmental Protection Agency and enforced by the MPCA and the Occupational Safety and Health Administration (“OSHA”).
Air Permits. We submitted a minor emissions amendment to our current air permit in August 2006, which would allow us to operate the plant at 49.9 million gallons per year of undenatured ethanol (200 proof) or 52.60 million gallons per year of denatured ethanol. The Minnesota Pollution Control Agency (MPCA) acknowledged receipt of this amendment request by letter dated August 8, 2006 and indicated that we could proceed at risk and increase production seven days after the application is received by MPCA. On August 22, 2006 Granite Falls started to increase production to the 52.60 million gallons per year capacity.
Water Permits. Our current NPDES permit will be in effect through April 2009. We obtained a variance from MPCA for certain minerals in the water that we currently discharge into a local creek. We have been informed by MPCA that water discharge standards will be more restrictive when our NPDES permit comes up for renewal in 2009. The addition of our new river water treatment plant has resulted in significant reductions in utility water discharge. These reductions in utility water discharges should enable us to comply with the more restrictive MPCA standards.
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

To comply with the permitted production rate of 45 million gallons of undenatured ethanol on an annualized rolling sum basis, we have reduced our rate of ethanol production for the months of May 2007 and June 2007 by an anticipated total of approximately 1.5 million gallons. We expect this reduction in our level of ethanol production to reduce our revenues for the fiscal quarter ending July 31, 2007. We expect to take advantage of the reduced production rate and have scheduled a plant shutdown for the second half of June 2007 to conduct plant maintenance. We expect to return to the production rate of 45 million gallons of undenatured ethanol on an annualized rolling sum basis on July 1, 2007.
Contracting Activity
Supply and Marketing Agreements. Farmers Cooperative Company supplies our corn. Aventine Renewable Energy markets our ethanol, and Commodity Specialists Company currently markets our distillers grains by rail. Our contracts with these related parties (related through each of them having ownership in our company) are critical to our success, and we are dependent on each of these companies. We are independently marketing a portion of our distillers grains to local markets; however, if local markets do not supply competitive prices, we may market all of our distillers grains through Commodity Specialists Company.
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

As of April 30, 2007, the fair values of our derivative instruments are reflected as a liability in the amount of $764,747. There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of corn, ethanol or natural gas. However, it is likely that commodity cash prices will have the greatest impact on the derivative instruments with delivery dates nearest the current cash price. As we move forward, additional protection may be necessary. As the prices of these hedged commodities move in reaction to market trends and information, our statement of operations will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to contribute to our long-term growth.
As of April 30, 2007, we had entered into derivative instruments to hedge (a) 3,750,000 bushels of our future corn purchases through December 2008 and (b) 1,344,000 gallons of our future ethanol sales through July 2007 to the extent considered necessary for minimizing risk from future market price fluctuations. We have used various futures contracts as vehicles for these hedges.
As of April 30, 2007, we have price protection in place for approximately 70% of our corn needs through October 2007. As we move forward, additional protection may be necessary. As corn prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth.
As of April 30, 2007, we have price protection in place for approximately 35% of our natural gas needs through July 2007. As we move forward, we may determine that additional price protection for natural gas purchases is necessary to attempt to reduce our susceptibility to price increases. However, we may not be able to secure natural gas for prices less than current market price and we may not recover high costs of production resulting from high natural gas prices, which may raise our costs of production and reduce our net income.
Critical Accounting Estimates
Management uses estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. The most significant accounting estimates used in the financial statements relate to contingencies regarding a notice from the MPCA and a termination of a management contract with Glacial Lakes Energy, LLC. Management believes because these matters are in their early stages, that no estimate of losses is practicable for those two contingencies at April 30, 2007, however it is possible these estimates may change in the future. The fair value of our cash and equivalents and derivative instruments approximates their carrying value. It is not currently practicable to estimate the fair value of our long-term debt since these agreements contain unique terms, conditions, and restrictions, which were negotiated at arm’s length, there is no readily determinable similar instrument on which to base an estimate of fair value.
Liquidity and Capital Resources
As of April 30, 2007, we had the following assets: cash and cash equivalents of $8,112,649, current assets of $17,706,467 and total assets of $75,320,435. As of April 30, 2007, we had current liabilities of $7,244,159 and long term liabilities of $3,827,979. Total members equity as of April 30, 2007, was $64,248,297. At our fiscal quarter ended April 30, 2007, we were in compliance with the covenants contained in all of our applicable debt agreements.

The following table highlights the changes in our financial condition for the three months ended April 30, 2007. Our decision to pay off $15,000,000 of long-term debt in March 2007 significantly altered our debt position and accordingly reduced our debt service obligations and interest rate risk.

	April 30, 2007	January 31, 2007
Current Assets	$17,706,467	$30,187,924
Current Liabilities	$7,244,159	$7,145,996
Long-Term Debt	$3,827,979	$19,146,284
Members’ Equity	$64,248,297	$62,671,371
Short-Term Debt Sources
We had a revolving line of credit with First National Bank of Omaha (the “Bank”) with a maximum of $3,500,000, which was secured by substantially all of our assets. There was no balance outstanding on this revolving line of credit when it expired on March 30, 2007, and was not renewed.
We currently have a credit facility for the issuance of up to $1,000,000 in stand-by letters of credit, of which we have issued a total of $891,103.
Long-Term Debt Sources
We have three term loans with the First National Bank of Omaha (the “Bank”) for an aggregate credit facility of $34,000,000. The maturity date of each term loan is March 10, 2011, and interest accrues on each term loan at a variable rate and with outstanding balances at April 30, 2007, as follows:

Swap Note	Three-month LIBOR plus 3.00% or 8.36%, with no balance outstanding.
Long-Term Revolver	One-month LIBOR plus 2.75% or 8.07%, with no balance outstanding.
Variable Note	Three-month LIBOR plus 2.75% or 8.07%, with $5,285,170 outstanding.
Approximately $2,084,500 of our long-term debt under the Variable Note is accounted for under Current Liabilities as the current portion of our long-term debt.
On May 18, 2007, we paid down our Variable Note to approximately $2,400,000.
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
We currently have an annual servicing fee of $30,000 (first charged when the construction loan was converted to the term loans, which occurred on March 10, 2006). Additionally, we pay the Bank, quarterly, an unused commitment fee equal to 0.375% per annum on the unused portion of the $5,000,000 Long-Term Revolver. Also under the Long-Term Revolver, we have the ability to re-borrow any amounts paid on the $5,000,000 facility during the term of the loan.
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
Item 3. Controls and Procedures.
Our management, including our Chief Executive Officer (the principal executive officer), Tracey Olson, along with our Chief Financial Officer (the principal financial officer), Stacie Schuler, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of April 30, 2007. Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Our management, including our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of April 30, 2007, and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
On May 21, 2007, Glacial Lakes Energy, LLC (“Glacial Lakes”) made a demand for binding arbitration against Granite Falls Energy, LLC (“Granite Falls”) under the Commercial Arbitration Rules of the American Arbitration Association in Yellow Medicine County, Minnesota to resolve a dispute about an operating and management agreement between the two entities.
Commencing August 8, 2005, Glacial Lakes began management of plant operations in anticipation of plant start-up pursuant to the terms on an operating and management agreement entered into on July 9, 2004. Under the operating and management agreement between Granite Falls and Glacial Lakes, Granite Falls was to pay Glacial Lakes $35,000 per month plus an annual payment equal to 3% of the plant’s net income from operations for an initial term of five years. The December 2006 resignation of Glacial Lakes’ key management personnel from their positions as executive officers of Granite Falls effectively terminated the operating and management agreement. In January 2007, we formally recognized the termination of the operating and management agreement. Glacial Lakes claims that Granite Falls wrongfully terminated the agreement and seeks damages of approximately $5,300,000 in lost revenues and lost profits. Granite Falls is vigorously defending itself in this action.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
We held our Annual Meeting on March 29, 2007. The election of four governors whose terms were scheduled to expire in 2007 was submitted to a vote of the members. Ken Berg was our Class I governor up for election, Rod Wilkison was our Class II governor up for election and Paul Enstad and Julie Oftedahl-Volstad were our two Class III governors up for election. Each of these four governors was elected to serve an additional term. The votes for the nominee governors were as follows:

Director Nominee	For	Against	Abstain
Paul Enstad	11,526	2,037	190
Julie Oftedahl-Volstad	11,447	2,116	190
Ken Berg	11,424	2,082	247
Rod Wilkison	11,493	2,040	220
In addition to these four newly elected governors, our board of governors consists of Chad Core, Scott Dubbelde, Terry Little, Terry Mudgett and Shannon Johnson. Myron Peterson and Jon Anderson currently serve as alternate governors.
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

GRANITE FALLS ENERGY, LLC

/s/ Tracey L. Olson

June 13, 2007	Tracey L. Olson
Chief Executive Officer

/s/ Stacie Schuler

June 13, 2007	Stacie Schuler
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit
31.1	Certificate Pursuant to 17 CFR 240.15d-14(a).

31.2	Certificate Pursuant to 17 CFR 240.15d-14(a).

32.1	Certificate Pursuant to 18 U.S.C. § 1350.

32.2	Certificate Pursuant to 18 U.S.C. § 1350.