Form 10QSB
period 2007-07-31
Granite Falls Energy, LLC
filed 2007-09-13
CIK 1181749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal quarter ended July 31, 2007.
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
          ☐ Yes    ☑ No
State the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date: As of September 1, 2007, there were 31,156 units outstanding.
Transitional Small Business Disclosure Format (Check one):    ☐ Yes    ☑ No

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
GRANITE FALLS ENERGY, LLC
Condensed Balance Sheet

July 31,
2007
(unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$3,735,934
Restricted cash	1,173,911
Accounts receivable	4,418,123
Inventory	3,088,700
Prepaid expenses and other current assets	1,956,062

Total Current Assets	14,372,730

Property and Equipment
Land and land improvements	3,490,107
Railroad improvements	4,127,738
Process equipment and tanks	58,198,693
Administration building	279,734
Office equipment	128,912
Rolling stock	518,308
Construction in process	47,441

66,790,933
Less accumulated depreciation	(10,685,048)

Net Property and Equipment	56,105,885

Other Assets
Deferred financing costs, net	39,193

Total Other Assets	39,193

Total Assets	$70,517,808

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities
Accounts payable	$1,400,383
Corn payable to FCE	524,120
Derivative instruments	519,594
Accrued liabilities	1,880,509
Current portion of long-term debt	72,464

Total Current Liabilities	4,397,070

Long-Term Debt, less current portion	533,755

Commitments and Contingencies

Members’ Equity, 31,156 units issued and outstanding	65,586,983

Total Liabilities and Members’ Equity	$70,517,808

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC
Condensed Statements of Operations

	Three Months	Three Months
	Ended	Ended
	July 31,	July 31,
	2007	2006
	(Unaudited)	(Unaudited)

Revenues	$23,471,307	$28,877,087

Cost of Goods Sold	21,054,651	14,282,353

Gross Profit	2,416,656	14,594,734

Operating Expenses	1,128,309	979,620

Operating Income	1,288,347	13,615,114

Other Income (Expense)
Government programs and other income	17,516	191,539
Interest income	62,019	80,373
Interest expense	(29,196)	(552,390)

Total Other Income (Expense), net	50,339	(280,478)

Net Income	$1,338,686	$13,334,637

Weighted Average Units Outstanding	31,156	31,156

Net Income Per Unit	$42.97	$428.00

Distributions Per Unit	$—	$320.96

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC
Condensed Statement of Operations (continued)

	Nine Months	Nine Months
	Ended	Ended
	July 31,	July 31,
	2007	2006
	(Unaudited)	(Unaudited)

Revenues	$74,123,054	$64,287,336

Cost of Goods Sold	55,421,152	38,423,862

Gross Profit	18,701,902	25,863,474

Operating Expenses	2,269,118	2,151,635

Operating Income	16,432,784	23,711,839

Other Income (Expense)
Government programs and other income	61,149	669,394
Interest income	319,782	92,199
Interest expense	(717,240)	(1,778,850)

Total Other Expense, net	(336,309)	(1,017,257)

Net Income	$16,096,475	$22,694,582

Weighted Average Units Outstanding	31,156	31,156

Net Income Per Unit	$516.64	$728.42

Distributions Per Unit	$100.00	$320.96

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC
Condensed Statements of Cash Flows

	Nine Months	Nine Months
	Ended	Ended
	July 31,	July 31,
	2007	2006
	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities:
Net income	$16,096,475	$22,694,582
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	4,894,538	4,025,296
Write-off of deferred financing costs		313,583
Gain on derivative instruments	(5,154,484)	(133,321)
Changes in assets and liabilities:
Restricted cash	(348,955)	—
Derivative instruments	9,740,359	(1,958,937)
Accounts receivable	113,951	(5,029,792)
Inventory	(1,457,346)	(2,433,564)
Prepaid expenses and other current assets	(1,385,694)	(289,259)
Accounts payable	(1,480,673)	812,415
Accrued liabilities	330,065	222,169

Net Cash Provided by Operating Activities	21,661,819	17,909,589

Cash Flows from Investing Activities:
Capital expenditures	(562,300)	(2,151,481)
Payments to construction contractors	—	(4,986,127)
Payments for construction in process	(4,963,421)	(3,631,644)

Net Cash Used in Investing Activities	(5,525,721)	(10,769,252)

Cash Flows from Financing Activities:
Net proceeds on short-term notes payable	—	15,262,475
Proceeds from long-term debt	—	700,000
Net payments on long-term revolver	—	(5,000,000)
Payments on long-term debt	(22,687,978)	(6,152,104)
Payments on revolving line of credit	—	(1,090,000)
Payments for deferred financing costs	—	(17,073)
Distributions paid	(3,115,600)	(9,999,830)

Net Cash Used in Financing Activities	(25,803,578)	(6,296,532)

Net Increase (Decrease) in Cash and Cash Equivalents	(9,667,480)	843,805

Cash and Cash Equivalents — Beginning of Period	13,403,414	4,530

Cash and Cash Equivalents — End of Period	$3,735,934	$848,335

Supplemental Cash Flow Information

Cash paid during the period for:
Interest expense	$995,444	$1,554,146

Capitalized interest	$—	$54,141

Supplemental Disclosure of Noncash Investing, Operating and Financing Activities
Forgiveness of long-term debt	$—	$47,800

Transfer of construction in process to property and equipment	$8,415,021	$—

Construction costs in accounts payable	$—	$87,486

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC
Notes to Condensed Financial Statements (unaudited)
July 31, 2007
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
The Company was originally organized to fund and construct a 40 million gallon per year ethanol plant on its location near Granite Falls, Minnesota with distribution to upper Midwest states. The Board of Governors of the Company approved a proposal to increase the plant size to be capable of producing up to 50 million gallons of ethanol per year. The Company’s initial operations permit allowed for the production of up to 47.25 million gallons of ethanol on an annualized basis through August 8, 2006. On August 8, 2006, the Minnesota Pollution Control Agency (“MPCA”) acknowledged receipt of the Company’s minor emission amendment application which, pending approval of the Company’s permit amendment, would allow the Company to operate at a rate of up to 52.60 million gallons per year, which is greater than our approximate production capacity of 50 million gallons per year. However, as discussed in Note 7, due to communications received from the MPCA, the Company is currently operating at an annual rate 47.25 millions gallons of denatured ethanol.
Accounting Estimates
Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from those estimates. Significant estimates that may change in the near term include the contingencies disclosed in Note 6.
Revenue Recognition
The Company generally sells ethanol and related products pursuant to marketing agreements. Revenues are recognized when the customer has taken title, which occurs when the product is shipped, and has assumed the risks and rewards of ownership, prices are fixed or determinable and payment is reasonably assured.
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

GRANITE FALLS ENERGY, LLC
Notes to Condensed Financial Statements (unaudited)
July 31, 2007
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
Income taxes
The Company is treated as a partnership for federal and state income tax purposes and generally does not incur income taxes. Instead, its earnings and losses are included in the income tax returns of the members. Therefore, no provision or liability for federal or state income taxes has been included in these financial statements. During the third quarter of fiscal year 2007, the Company changed its tax year to December 31 however the financial reporting year end will not change from October 31. In the third quarter the Company was required to make a federal income tax deposit of $787,757, which is included in prepaid expenses and other current assets as of July 31, 2007. This deposit is anticipated to be returned after the second quarter of fiscal 2008.
2. INVENTORY
Inventory consisted of the following at July 31, 2007:

Raw materials	$1,402,056
Work in process	457,304
Finished goods	1,229,340

Total	$3,088,700

3. DERIVATIVE INSTRUMENTS
As of July 31, 2007, the Company has entered into derivative instruments to hedge 3,100,000 bushels of its future corn purchases through May 2008 and 11,004,000 gallons of its future ethanol sales through December 2008 to the extent considered necessary for minimizing risk from future market price fluctuations. The Company has used various futures contracts as vehicles for these hedges.

GRANITE FALLS ENERGY, LLC
Notes to Condensed Financial Statements (unaudited)
July 31, 2007
At July 31, 2007, the Company had recorded a liability for these derivative instruments discussed above of $519,594. Although the derivative instruments may not be designated as, and accounted for, as a fair value or cash flow hedges for accounting purposes, management believes they are effective economic hedges of specified risks. The Company has recorded an increase in revenue of $312,450 and $330,319 related to fair value changes in its ethanol related derivative instruments for the three and nine month periods ended July 31, 2007, respectively. The Company has recorded a reduction of revenue of $555,026 and $971,804 related to its fair value changes in ethanol related derivative instruments for the three and nine month periods ended July 31, 2006, respectively. The Company has recorded an increase in cost of goods sold of $1,086,928 and a decrease in cost of goods sold of $4,824,165 related to its fair value changes in corn and natural gas related derivative instruments for the three and nine month periods ended July 31, 2007, respectively. The Company has recorded an increase in cost of goods sold of $267,357 and $1,985,939 related to its fair value changes in corn and natural gas related derivative instruments for the three and nine month periods ended July 31, 2006, respectively.
The derivative accounts are reported at fair value. The Company has categorized the cash flows related to the hedging activities in the same category as the item being hedged. The Company expects substantially all of hedge positions outstanding as of July 31, 2007 to be realized and recognized by December 31, 2008.
4. LONG-TERM DEBT
Long-term debt consists of the following:

Term note bearing interest at the three month LIBOR plus 275 basis points. The note was initially payable in full on March 10, 2011. The Company was required to make quarterly payments of $600,054 applied to accrued interest and then to principal. This note was paid in full on June 21, 2007.	$0

Term note bearing interest at the one month LIBOR plus 275 basis points. Term note was payable in full on March 10, 2011, but was paid in full on June 10, 2006. This term note allows subsequent borrowings up to the original $5,000,000 to the extent of principal payments made until maturity and requires a commitment fee of .375% on any used portion.	0

Note payable to City of Granite Falls/Minnesota Investment Fund (EDA loan), bearing interest of 1.00% due in semi-annual installments of $4,030, payable in full on June 15, 2014, secured by a second mortgage on all assets.	426,948

Note payable to City of Granite Falls/Western Minnesota Revolving Loan Fund (EDA loan), bearing interest of 5.00% due in quarterly installments of $15,807, payable in full on June 15, 2016, secured by a second mortgage on all assets.	87,688

Note payable to City of Granite Falls/Chippewa County (EDA loan), bearing interest of 3.00% due in semi-annual installments of $6,109, payable in full on June 15, 2021, secured by a second mortgage on all assets.	91,583

Total	$606,219

Less amounts due within one year	72,464

Total	$533,755

The estimated maturities of long-term debt at July 31, 2007 are as follows:

2008	$72,464
2009	73,622
2010	74,810
2011	76,031
2012	77,286
Thereafter	232,006

Total long-term debt	$606,219

GRANITE FALLS ENERGY, LLC
Notes to Condensed Financial Statements (unaudited)
July 31, 2007
5. LEASES
The Company has a lease agreement with Trinity Industries Leasing Company (“Trinity”) for 75 hopper cars to assist with the transport of distiller’s grains by rail. The lease is for a five-year period once the cars have been delivered and inspected in Granite Falls, MN. Based on final manufacturing and interest costs, the Company will pay Trinity $673 per month plus $0.03 per mile traveled in excess of 36,000 miles per year. As a condition of the lease, the Company provided a stand-by letter of credit for $281,250 (approximately six months of lease payments) and this will be outstanding until the Company has met Trinity’s credit standards, which is expected to occur after the Company has made two full year’s worth of payments on the full railcar fleet on a timely-basis, which is expected to be in April 2008. Rent expense for these leases was approximately $151,000 and $460,000 for the three and nine month periods ended July 31, 2007, respectively. Rent expense for these leases was approximately $154,000 and $483,000 for the three and nine month periods ended July 31, 2006, respectively.
At July 31, 2007, the Company had the following minimum commitments, which at inception had non-cancelable terms of more than one year:

Periods Ending July 31,
2008	$605,700
2009	$605,700
2010	$605,700
2011	$151,850

Total minimum lease commitments	$1,968,950

6. COMMITMENTS AND CONTINGENCIES
Construction Contract for Plant
As of July 31, 2007, $87,485 is included in accounts payable and will be paid upon final determination of amounts due to a warranty claim.
Letters of Credit
The Company has a credit facility with First National Bank of Omaha for the issuance of up to $1,000,000 in stand-by letters of credit, of which the Company has issued a total of $891,103, at July 31, 2007.
Corn Storage and Grain Handling Agreement
The Company has a corn storage and grain handling agreement with a Farmers Cooperative Elevator (FCE), a member. Under this agreement, the Company has agreed to purchase all of the corn needed for the operation of the plant from the member. The price of the corn purchased will be the bid price the member establishes for the plant plus a fee of $0.05 per bushel. For the three and nine month periods ended July 31, 2007, the Company had purchased $13,604,010 and $42,859,820, respectively, of corn from the member, of which $524,120 is in accounts payable at July 31, 2007. For the three months and nine months ended July 31, 2006, the Company had purchased $7,888,138 and $20,423,123, respectively, of corn from the member.
Construction Management and Operations Management Agreement
In August 2004, the Company entered into a Consulting Agreement and an Operating and Management Agreement with Glacial Lakes Energy, LLC (“GLE”), who is also a member. Under the Consulting Agreement, GLE provided assistance in planning and directed and monitored the construction of the Company’s fuel ethanol plant. The Company paid GLE $10,000 plus pre-approved expenses per month. The Consulting Agreement terminated upon the effective date of the Operating and Management Agreement under which GLE began to operate and manage the Company’s plant, which was mutually determined to be August 8, 2005. The Company paid GLE $35,000 per month plus 3% of the plant’s net income (payable annually) under the Operating and Management Agreement. The initial term of the Operating and Management Agreement was for five years and was to automatically renew for successive one-year terms unless terminated 180 days prior to the start of a renewal term. On December 22, 2006, key management personnel from GLE resigned from their positions as executive officers of the Company pursuant to the Operating and Management Agreement between GLE and the Company. On May 21, 2007, GLE made a demand for arbitration against the Company under the Commercial Arbitration Rules of the American Arbitration Association in Yellow Medicine County, Minnesota to resolve a dispute regarding the Operating and Management Agreement between the two entities. GLE claims the Company wrongfully terminated the Operating and Management Agreement and seeks damages of approximately $5,300,000 in lost revenues and lost profits, of which $1,143,290 has been accrued as of July 31, 2007 based on management estimates. Granite Falls is vigorously defending itself in this action.

GRANITE FALLS ENERGY, LLC
Notes to Condensed Financial Statements (unaudited)
July 31, 2007
For the three and nine month periods ended July 31, 2007, the Company accrued $0 and $59,839 of costs under the Operating and Management Agreement, respectively. As of July 31, 2007, the Company has accrued $1,143,290 for services previously provided under the Operating and Management Agreement of which $1,083,451 was charged to fiscal 2006 and $59,839 has been charged in fiscal 2007. For the three months and nine months ended July 31, 2006, the Company accrued $516,000 and $978,500, respectively, of costs under the Operating and Management Agreement.
Notice of Air Permit Violation
In January 2007, the Company received a Notice of Violation from the Minnesota Pollution Control Agency (“MPCA”) notifying the Company of alleged violations discovered by the MPCA staff during its inspection of the plant in August 2006. The notice required the Company to take immediate corrective actions and provided the Company with an opportunity to respond to the alleged violations. As part of the required actions, the Company slowed the plant’s production level from an annual rate of 52.6 million gallons of denatured ethanol to an annual rate of 47.25 million gallons (i.e., 45 million gallons of undenatured ethanol) and temporarily discontinued the production of modified wet distillers grains, one of its co-products. The Company is unsure as to when the plant will be able to return to a level exceeding 47.25 million gallons of denatured ethanol, but is actively pursuing all courses of action that will enable the plant to return to full production capacity as soon as possible. On May 29, 2007 the Company met with the MPCA to discuss resolution of the alleged violations through a stipulation agreement with the MPCA. The draft stipulation agreement proposed by the MPCA included a fine and an “economic benefit” charge related to the alleged overproduction of ethanol. However, the proposed fine and charge have not been agreed to and the Company is currently in the process of further negotiations with the MPCA regarding the stipulation agreement. Management has estimated that the fine and economic benefit charge will approximate $300,000 and the Company has accrued this amount as of July 31, 2007 and is included in accrued liabilities.

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

Our operating results are largely driven by the prices at which we sell ethanol and distillers grains and the costs related to production. Historically, the price of ethanol has fluctuated with the price of petroleum-based products such as unleaded gasoline, heating oil and crude oil. Management has noticed an increase in the spread between gasoline and ethanol prices, which may exert downward pressure on the price of ethanol through the end of 2007. The price of distillers grains is primarily influenced by the price of corn as a substitute for livestock feed. We expect these price relationships to continue for the foreseeable future. Our largest costs of production are corn, natural gas, depreciation and manufacturing chemicals. The cost of corn is largely impacted by geopolitical supply and demand factors. Prices for natural gas, manufacturing chemicals and denaturant are tied directly to the overall energy sector, crude oil and unleaded gasoline.
Results of Operations for the Three Months Ended July 31, 2007 and 2006
The following table shows the results of our operations and the percentage of revenues, cost of sales, operating expenses and other income and expenses to total revenues in our statements of operations for the fiscal quarters ended July 31, 2007 and 2006:

	July 31, 2007		July 31, 2006
Statement of Operations		% of		% of
Data	Amount	Revenues	Amount	Revenues

Revenues	$23,471,307	100.0%	$28,877,087	100.0%
Cost of Goods Sold	$21,054,651	89.7%	$14,282,353	49.5%

Gross Profit	$2,416,656	10.3%	$14,594,734	50.5%

Operating Expenses	$1,128,309	4.8%	$979,620	3.4%

Operating Income	$1,288,347	5.5%	$13,615,114	47.1%

Other Income (Expense), net	$50,339	0.2%	$(280,478)	(1.0)%

Net Income	$1,338,686	5.7%	$13,334,637	46.2%

Revenues
Our revenues from operations come from two primary sources: sales of fuel ethanol and sales of distillers grains. The following table shows the sources of our revenue for the fiscal quarters ended July 31, 2007 and 2006:

	July 31, 2007		July 31, 2006
		% of		% of
Revenue Sources	Amount	Revenues	Amount	Revenues

Ethanol Sales	$21,103,442	90.0%	$27,150,809	94.0%
Distillers Grains Sales	$2,367,865	10.0%	$1,726,278	6.0%

Total Revenues	$23,471,307	100.0%	$28,877,087	100.0%

The decrease in revenues of $5,405,780 or 18.7%, from the three months ended July 31, 2007 compared to the three months ended July 31, 2006 is due primarily to a decrease in the price of ethanol sold and a decrease in the volume of ethanol sold. The average price per gallon of ethanol sold decreased by approximately 11.3% in the three months ended July 31, 2007 compared to the three months ended July 31, 2006. Volume of ethanol sold in the three months ended July 31, 2007 was 15.4% less than in the three months ended July 31, 2006. Revenue from sales of our co-products increased by 27.1% in the three months ended July 31, 2007 compared to the three months ended July 31, 2006, primarily due to an increase in the price of distillers grain as a result of the increasing cost of corn as a comparable feed product.

We continued to enjoy favorable ethanol prices during our third fiscal quarter of 2007. The favorable market price for ethanol is primarily due to high demand for ethanol, created by a number of factors, including the declining use of MTBE as an oxygenate, and the high price of gasoline which was due, in part, to increased demand for gasoline during the summer driving season, lower than usual gasoline refining capacity and lower gasoline inventories. However, we cannot guarantee that the price of ethanol will not significantly decrease due to factors beyond our control.
Management expects ethanol prices to decline through the remainder of 2007 because of the limited distribution and excess supply of ethanol. As a result, we expect the percentage of revenues from the sale of fuel ethanol to decrease. We expect the percentage of revenue from the sale of distillers grains to increase during the remainder of the fiscal year due to the anticipated decrease in the price of fuel ethanol. We expect the sale price of distillers grain to remain constant during the remainder of the fiscal year.
Management believes the industry will need to continue to grow demand and further develop an ethanol distribution system to facilitate additional blending of ethanol and gasoline to offset the increased supply brought to the marketplace by additional production.
To comply with the permitted production rate of 45 million gallons of undenatured ethanol on an annualized rolling sum basis, we reduced our rate of ethanol production for the months of May 2007 and June 2007 by a total of approximately 1.5 million gallons. This reduction in our level of ethanol production has reduced our revenues for the fiscal quarter ending July 31, 2007. We took advantage of the reduced production rate and conducted a plant shutdown in the second half of June 2007 to make repairs and improvements. We returned to the production rate of 45 million gallons of undenatured ethanol on an annualized rolling sum basis on July 1, 2007, and we expect our rate of ethanol production to remain at that rate for the foreseeable future.
Cost of Sales
Our cost of goods sold as a percentage of revenues were 89.7% and 49.5% for the three months ended July 31, 2007 and 2006, respectively. Our two largest costs of production are corn (70.7% of cost of goods sold for our quarter ended July 31, 2007) and natural gas (11.2% of cost of goods sold for our quarter ended July 31, 2007). Our cost of goods sold increased by approximately $6,773,000 in the three months ended July 31, 2007 as compared to the three months ended July 31, 2006, even though our revenue decreased by approximately $5,406,000. This significant increase in the cost of goods sold is primarily a result of significantly higher corn prices. Our total corn costs, including a net derivative change of $819,571, increased by approximately 177% for the three months ended July 31, 2007 as compared to the same period of 2006.
The rise in corn prices motivated farmers to plant additional corn acres in 2007. According to an August 10, 2007 report released by the United States Department of Agriculture, corn growers planted 92.9 million acres of corn in 2007, up 15.7 percent from 2006. The United States Department of Agriculture also announced an estimated average corn yield of 152.8 bushels per acre, which, if realized on the acres harvested, could result in approximately 13 billion bushels of corn produced in the 2007 growing season. This high level of corn production may offset some of the additional corn demand from the expanding ethanol industry and result in a short-term decrease in the price of corn. However, management expects to continue to endure high corn prices into the 2008 fiscal year.
For the three months ended July 31, 2007, our natural gas costs decreased by approximately 11%. This decrease in our natural gas costs is due to a similar decrease in the price of natural gas resulting from relatively high natural gas storage levels. However, we expect continued volatility in the natural gas market. Global demand for natural gas is expected to continue to increase, which may further drive up prices.
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

Operating Expense
Our operating expenses as a percentage of revenues were higher for the period ended July 31, 2007 than they were for the period ended July 31, 2006. These percentages were 4.8% and 3.4% for the three months ended July 31, 2007 and 2006, respectively. We expect that going forward our operating expenses will remain fairly consistent.
Operating Income
Our income from operations for the three months ended July 31, 2007 was 5.5% of revenues compared to 47.1% of revenues for the three months ended July 31, 2006. This is primarily a result of two factors: (1) increased corn prices and the corresponding increase in our cost of goods sold and (2) the decreased rate of our ethanol production for the third fiscal quarter enabling us to come into compliance with the Minnesota Pollution Control Agency’s rolling sum production limitation.
Interest Expense and Interest Income
Interest expense for the three months ended July 31, 2007, was equal to approximately 0.12% of our revenue and totaled $29,196. Interest expense for the three months ended July 31, 2006 was equal to approximately 1.9% of our revenue and totaled $552,390. This reduction in interest expense is due primarily to a reduction in our outstanding debt over the course of our last five fiscal quarters. Going forward, we expect this percentage to decrease as we make our quarterly payments on our outstanding EDA loans. Interest income for the three months ended July 31, 2007, totaled $62,019, which was the result of available funds in short-term investments.
Trends and Uncertainties Impacting the Ethanol and Distillers Grains Industries and Our Revenues
Our revenues primarily consist of sales of the ethanol and distillers grains we produce. Ethanol sales constitute the majority of our revenues. Our ethanol sales price levels remained relatively steady for the quarter ended July 31, 2007. Increased demand, firm crude oil and gas markets, public acceptance and positive political signals have all contributed to strong steady ethanol prices. In order to sustain these price levels however, management believes the industry will need to continue to grow demand to offset the increased supply brought to the marketplace by additional production.
Demand for ethanol may also increase as a result of increased consumption of E85 fuel. E85 fuel is a blend of 70% to 85% ethanol and gasoline. According to the Energy Information Administration, E85 consumption is projected to increase from a national total of 11 million gallons in 2003 to 200 million gallons in 2030. E85 is used as an aviation fuel and as a hydrogen source for fuel cells. In the U.S., there are currently about 6 million flexible fuel vehicles capable of operating on E85 and nearly 1,200 retail stations supplying it.
We expect the support for and use of E85 fuel will continue to be supported by Congressional legislation. The Energy Policy Act of 2005 created a new incentive that permits taxpayers to claim a 30% tax credit (up to $30,000) for the cost of installing clean-fuel vehicle refueling equipment, such as an E85 fuel pump, in a trade or business vehicle. Under the provision, clean fuels are any fuel that is at least 85% comprised of ethanol, natural gas, compressed natural gas, liquefied natural gas, liquefied petroleum gas, or hydrogen and any mixture of diesel fuel and biodiesel containing at least 20% biodiesel. This provision is effective for equipment placed in service after December 31, 2005, and before January 1, 2010.
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

Ethanol production continues to grow as additional plants become operational. According to the Renewable Fuels Association (as of August 22, 2007), there are currently 127 ethanol plants in operation nationwide that have the capacity to annually produce approximately 6.72 billion gallons of ethanol. In addition, there are 86 ethanol plants that are either expanding or are currently being constructed, constituting another potential 6.74 billion gallons of annual capacity. Since our current national ethanol production capacity exceeds the 2007 RFS requirement, it is management’s belief that other market factors are primarily responsible for current ethanol prices. Accordingly, it is possible that the RFS requirements may not significantly impact ethanol prices in the short-term and that future supply could outweigh the demand for ethanol. This would have a negative impact on our future earnings.
The United States Supreme Court recently held in the case of Massachusetts v. EPA , that the EPA has a duty under § 202 of the Clean Air Act to regulate the level of emissions of the four main “greenhouse gases”, including carbon dioxide, from new motor vehicles. Other similar lawsuits have been filed seeking to require the EPA to regulate the level of carbon dioxide emissions from stationary sources, such as ethanol plants. If these lawsuits are successful, our cost of complying with new or changing environmental regulations may increase in the future.
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
Renewable Fuels Standard
In April 2007, the Environmental Protection Agency (EPA) issued final regulations for a comprehensive, long-term RFS program starting in 2007. The new regulation proposes that 4.02% of all the gasoline sold or dispensed to United States motorists in 2007 be renewable fuel. In 2006, approximately 4.5 billion gallons of renewable fuel was consumed as motor vehicle fuel in the United States. The rule contains compliance tools and a credit and trading system which allows renewable fuels to be used where they are most economical, while providing a flexible means for industry to comply with the standard. Various renewable fuels, including biodiesel and ethanol, can be used to meet the requirements of the RFS program. The RFS must be met by refiners, blenders and importers. All obligated parties are expected to meet the RFS beginning in 2007. Effective September 1, 2007, producers of renewable fuel must generate Renewable Identification Numbers (RINs) to represent all the renewable fuel they produce in order to comply with the RFS. Obligated parties may then use the trading system to comply with the RFS by purchasing RINs which can be traded and transferred to other parties to meet the expected annual requirements. Our ethanol marketing firm, Aventine Renewable Energy, LP, is assisting us with these requirements and we expect to fully comply with the RIN requirements for ethanol producers.
Technology Developments
Ethanol is typically produced from the starch contained in grains, such as corn. However, ethanol can potentially be produced from cellulose, the main component of plant cell walls and the most common organic compound on earth. The main attraction towards cellulosic ethanol is based on the idea that the products used to make it are less expensive than corn. However, the downfall is that the technology and equipment needed to convert such products into ethanol are more complicated and more expensive than the technology currently used for the production of corn based ethanol. Recently, there has been an increased interest in cellulosic ethanol due to the relatively low maximum production capacity of corn-based ethanol. The products used to produce cellulosic ethanol exist in a far greater quantity than corn, and therefore cellulosic ethanol production may be an important aspect of expanding ethanol production capacity. Recognizing this need, Congress supplied large monetary incentives in the Energy Policy Act of 2005 to help initiate the creation of cellulosic ethanol plants in the United States. In July 2007, Colorado-based Range Fuels received a construction permit for a facility in Soperton, Georgia, that is expected to be the first commercial-scale cellulosic ethanol plant in the United States. The plant would convert wood waste from Georgia’s forestry industry into 100 MMgy of cellulosic ethanol. Groundbreaking on the first phase of the project—expected to produce 20 MMgy—will take place in the summer of 2007 and begin production sometime in 2008. At the 2007 Fuel Ethanol Workshop in late July 2007, Poet LLC, the largest dry-mill ethanol producer in the United States, announced that it has produced cellulosic ethanol from corncobs. The company intends to use the corncobs and fiber (the husk of the kernel) in tandem as primary feedstocks for cellulosic ethanol production. In a joint effort with the U.S. DOE, Poet is converting an existing 50 MMgy dry-mill ethanol plant in Emmetsburg, Iowa, into a commercial cellulosic biorefinery. Once complete, the facility will produce 125 MMgy, 25 percent of which will come from cellulosic feedstocks. If such cellulosic ethanol plants are constructed and begin production on a commercial scale, the production of potentially lower-cost cellulosic ethanol may hinder our ability to compete effectively.

A new technology has recently been introduced, to remove corn oil from concentrated thin stillage (a co-product of “dry milling” ethanol processing facilities) which would be used as an animal feed supplement or possibly as an input for biodiesel production. Although the recovery of oil from the thin stillage may be economically feasible, it fails to produce the advantages of removing the oil prior to the fermentation process. There are companies currently working on a starch separation technology that would economically separate a corn kernel into its main components. The process removes the germ, pericarp and tip of the kernel leaving only the endosperm of the corn kernel for the production of ethanol. This technology has the capability to reduce drying costs and the loading of volatile organic compounds. The separated germ would also be available through this process for other uses such as high oil feeds or biodiesel production. Each of these new technologies is currently in its early stages of development. There is no guarantee that either technology will be successful or that we will be able to implement the technology in our ethanol plant.
Trends and Uncertainties Impacting the Corn and Natural Gas Markets and Our Cost of Goods Sold
Our costs of our goods consist primarily of costs relating to the corn and natural gas supplies necessary to produce ethanol and distillers grains for sale. We grind approximately 1,500,000 bushels of corn each month. With the increased demand for corn from increased ethanol production, we have experienced higher than average corn prices through 2007. These high corn prices may be mitigated by the large corn crop expected to be harvested this fall. According to an August 10, 2007 report released by the United States Department of Agriculture, corn growers planted 92.9 million acres of corn in 2007, up 15.7 percent from 2006. The United States Department of Agriculture also announced an estimated average corn yield of 152.8 bushels per acre, which, if realized on the acres harvested, could result in approximately 13 billion bushels of corn produced in the 2007 growing season. This high level of corn production may offset some of the additional corn demand from the expanding ethanol industry and result in a short-term decrease in the price of corn. However, management expects to continue to endure high corn prices into the 2008 fiscal year.
Our natural gas usage is approximately 125,000 million British thermal units (mmBTU) per month. We use natural gas to (a) operate a boiler that provides steam used in the production process, (b) operate the thermal oxidizer that helps us comply with emissions requirements, and (c) dry our distillers grain products to moisture contents at which they can be stored for long periods of time, and can be transported greater distances. This decrease in our natural gas costs is due to a similar decrease in the price of natural gas resulting from relatively high natural gas storage levels. However, we expect continued volatility in the natural gas market. Global demand for natural gas is expected to continue to increase, which may further drive up prices. Increases in the price of natural gas increases our cost of production and negatively impacts our profit margins. We have secured a marketing firm and an energy consultant for our natural gas, and will work with them on an ongoing basis to mitigate our exposure to volatile gas prices.
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

Permitting
In January 2007 we received a Notice of Violation from the MPCA notifying us of alleged violations discovered by the MPCA staff during its inspection of the plant in August 2006. We have taken a number of corrective actions, including slowing the plant’s production level from an annual rate of 52.60 million gallons of denatured ethanol to our current annual rate of 47.25 million gallons of denatured ethanol (i.e., 45 million gallons of undenatured ethanol) and temporarily discontinuing the production of modified wet distillers grains. In May 2007, we received a letter from MPCA demanding the plant to reduce production by the end of June 2007 to come into compliance with the maximum permit limit of 45 million gallons of undenatured ethanol production on a 12-month rolling sum basis. We agreed with the demand and reduced production in May 2007 by approximately 500,000 gallons and reduced production in June 2007 by approximately 1,000,000 gallons. We then met with the MPCA later in May 2007 to discuss resolution of the alleged violations through a stipulation agreement with the MPCA. The draft stipulation agreement proposed by the MPCA included a fine and an “economic benefit” charge related to the alleged overproduction of ethanol. However, neither the stipulation agreement nor the proposed fine or charge have been agreed to and we are currently in the process of further discussing the stipulation agreement and any associated fines or charges. Based on our meeting in September 2007, management has estimated that the fine and economic benefit charge will approximate $300,000 and we have accrued this amount as of July 31, 2007.
SPCC. We recently finalized an update to our Spill Prevention Control and Countermeasures (“SPCC”) plan and Process Hazard Analysis. These items are required by the Environmental Protection Agency and enforced by the MPCA and the Occupational Safety and Health Administration (“OSHA”).
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
Contracting Activity
Supply and Marketing Agreements. Farmers Cooperative Company supplies our corn. Aventine Renewable Energy markets our ethanol, and Commodity Specialists Company currently markets our distillers grains by rail. Our contracts with these related parties (related through each of them having ownership in our company) are critical to our success, and we are dependent on each of these companies. We are independently marketing a portion of our distillers grains to local markets; however, if local markets do not supply competitive prices, we may market all of our distillers grains through our distillers grains marketer. Subsequent to our fiscal quarter ended July 31, 2007, we approved an assignment of our distillers grains marketing contract to CHS, Inc. as Commodity Specialists Company sold its distillers dried grain marketing business to CHS, Inc. in August 2007. The assignment was approved by our board on August 23, 2007.

Natural Gas. We are using various natural gas vendors to supply the natural gas necessary to operate the plant. U.S. Energy assists us with sourcing natural gas through various vendors. We determined that sourcing our natural gas from a variety of vendors may prove more cost-efficient than using an exclusive supplier.
Operating Budget and Financing of Plant Operations
We expect to have sufficient cash from cash flow generated by plant operations, current cash reserves and other available sources of debt financing to cover our operating costs over the next 12 months, including the cost of corn and natural gas supplies, other production costs, staffing, office, audit, legal, compliance and working capital costs.
Employees
As of the date of this report, we have 37 employees. Eight of these employees are involved primarily in management and administration. The remaining 29 are involved primarily in plant operations.
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
As of July 31, 2007, the fair values of our derivative instruments are reflected as a liability in the amount of $519,594. There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of corn, ethanol or natural gas. However, it is likely that commodity cash prices will have the greatest impact on the derivative instruments with delivery dates nearest the current cash price. As we move forward, additional protection may be necessary. As the prices of these hedged commodities move in reaction to market trends and information, our statement of operations will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to contribute to our long-term growth.
As of July 31, 2007, we had entered into derivative instruments to hedge (a) 3,100,000 bushels of our future corn purchases through December 2008 and (b) 2,772,000 gallons of our future ethanol sales through December 2008 to the extent considered necessary for minimizing risk from future market price fluctuations. We have used various futures contracts as vehicles for these hedges.
As of July 31, 2007, we have price protection in place for approximately 65% of our corn needs through October 2007. As we move forward, additional protection may be necessary. As corn prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth.
As of July 31, 2007, we have price protection in place for approximately 53% of our natural gas needs through March 2008. As we move forward, we may determine that additional price protection for natural gas purchases is necessary to reduce our susceptibility to price increases. However, we may not be able to secure natural gas for prices less than current market price and we may not recover high costs of production resulting from high natural gas prices, which may raise our costs of production and reduce our net income.

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
Liquidity and Capital Resources
As of July 31, 2007, we had the following assets: cash and cash equivalents of $3,735,934, current assets of $14,372,730 and total assets of $70,517,808. As of July 31, 2007, we had current liabilities of $4,397,070 and long term liabilities of $533,755. Total members equity as of July 31, 2007, was $65,586,983. At our fiscal quarter ended July 31, 2007, we were in compliance with the covenants contained in all of our applicable debt agreements.
The following table highlights the changes in our financial condition for the three months ended July 31, 2007. Our decision to pay off $15,000,000 of long-term debt in March 2007 significantly altered our debt position and accordingly reduced our debt service obligations and interest rate risk.

	July 31, 2007	April 30, 2007
Current Assets	$14,372,730	$17,706,467
Current Liabilities	$4,397,070	$7,244,159
Long-Term Debt	$533,755	$3,827,979
Members’ Equity	$65,836,983	$64,248,297
Short-Term Debt Sources
We currently have a credit facility for the issuance of up to $1,000,000 in stand-by letters of credit, of which we have issued a total of $891,103 at July 31, 2007.
Long-Term Debt Sources
We have paid off our term loans with First National Bank of Omaha (“FNBO”). The following table shows the outstanding balance of our notes with FNBO as of the end of our last fiscal year ended October 31, 2006.

Long-Term Debt Payoff Schedule Since October 31, 2006
	Principal Payment
FNBO Swap Note	Date	Amount
Balance as of 10/31/2006			$16,395,269
	12/11/2006	$313,042
	3/12/2007	$321,213
	3/16/2007	$15,761,014

Balance as of 7/31/2007			$0

FNBO Variable Note
Balance as of 10/31/2006			$6,235,964
	12/11/2006	$467,697
	3/12/2007	$483,096
	5/18/2007	$2,800,000
	6/11/2007	$505,041
	6/21/2007	$1,980,130

Balance as of 7/31/2007			$0

We currently have an annual servicing fee of $30,000 (first charged when the construction loan was converted to the term loans, which occurred on March 10, 2006). Additionally, we pay the FNBO, quarterly, an unused commitment fee equal to 0.375% per annum on the unused portion of the $5,000,000 Long-Term Revolver. Also under the Long-Term Revolver, we have the ability to re-borrow any amounts paid on the $5,000,000 facility during the term of the loan.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.
Item 3. Controls and Procedures.
Our management, including our Chief Executive Officer (the principal executive officer), Tracey Olson, along with our Chief Financial Officer (the principal financial officer), Stacie Schuler, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of July 31, 2007. Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Our management, including our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of July 31, 2007, and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
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
Commencing August 8, 2005, Glacial Lakes began management of plant operations in anticipation of plant start-up pursuant to the terms on an operating and management agreement entered into on July 9, 2004. Under the operating and management agreement between Granite Falls and Glacial Lakes, Granite Falls was to pay Glacial Lakes $35,000 per month plus an annual payment equal to 3% of the plant’s net income from operations for an initial term of five years. The December 2006 resignation of Glacial Lakes’ key management personnel from their positions as executive officers of Granite Falls effectively terminated the operating and management agreement. In January 2007, we formally recognized the termination of the operating and management agreement. Glacial Lakes claims that Granite Falls wrongfully terminated the agreement and seeks damages of approximately $5,300,000 in lost revenues and lost profits, of which $1,143,290 has been accrued as of July 31, 2007 based on management estimates. Granite Falls is vigorously defending itself in this action.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
None.
Item 5. Other Information.
None.
Item 6. Exhibits. The following exhibits are included herein:

Exhibit No.	Exhibit

10.1	Consent to Assignment and Assumption of Marketing Agreement dated August 23, 2007.

31.1	Certificate Pursuant to 17 CFR 240.15d-14(a).

31.2	Certificate Pursuant to 17 CFR 240.15d-14(a).

32.1	Certificate Pursuant to 18 U.S.C. § 1350.

32.2	Certificate Pursuant to 18 U.S.C. § 1350.
SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRANITE FALLS ENERGY, LLC

/s/ Tracey L. Olson

September 12, 2007	Tracey L. Olson
Chief Executive Officer

/s/ Stacie Schuler

September 12, 2007	Stacie Schuler
Chief Financial Officer