Form 10KSB
period 2007-10-31
Granite Falls Energy, LLC
filed 2008-01-24
CIK 1181749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☑	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal year ended October 31, 2007

☐	Transition report under Section 13 or 15(d) of the Exchange Act of 1934.
Commission file number 00051277
GRANITE FALLS ENERGY, LLC
(Name of small business issuer in its charter)

Minnesota	41-1997390
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15045 Highway 23 SE
Granite Falls, MN	56241-0216
(Address of principal executive offices)	(Zip Code)
320-564-3100
(Issuer’s telephone number)
Securities registered under Section 12(b) of the Exchange Act:
None
Securities registered under Section 12(g) of the Exchange Act:
Membership Units
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
State issuer’s revenues for its most recent fiscal year. $94,776,725
As of January 22, 2008 the aggregate market value of the membership units held by non-affiliates (computed by reference to the most recent offering price of such membership units) was $31,156,000.
As of January 22, 2008 there were 31,156 membership units outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant has incorporated by reference into Part III of this Annual Report on Form 10-KSB portions of its definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Annual Report.
Transitional Small Business Disclosure Format (Check one): ☐ Yes ☑ No

FORWARD LOOKING STATEMENTS
Some of the statements in this report may contain forward-looking statements that reflect our current view on future events, future business, industry and other conditions, our future performance, and our plans and expectations for future operations and actions. In some cases you can identify forward-looking statements by the use of words such as “may,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions. Many of these forward-looking statements are located in this report under Item 1, “Description of Business;” Item 2, “Description of Property” and Item 6, “Management’s Discussion and Analysis or Plan of Operations,” but they may appear in other sections as well.
These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties. Important factors that could significantly affect our assumptions, plans, anticipated actions and future financial and other results include, among others, those matters set forth in the section of this report in Item 1A—“Risk Factors.” You are urged to consider all of those risk factors when evaluating any forward-looking statement, and we caution you not to put undue reliance on any forward-looking statements.
You should read this report thoroughly with the understanding that our actual results may differ materially from those set forth in the forward-looking statements for many reasons, including events beyond our control and assumptions that prove to be inaccurate or unfounded. We cannot provide any assurance with respect to our future performance or results. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the following factors:
•	Changes in our business strategy, capital improvements or development plans;

•	Changes in plant production capacity or technical difficulties in operating the plant;

•	Increases in the price of corn as the corn market becomes increasingly competitive;

•	Our inelastic demand for corn, as it is the only available feedstock for our plant;

•	Changes in the environmental regulations or in our ability to comply with the environmental regulations that apply to our plant site and our anticipated operations;

•	Changes in general economic conditions or the occurrence of certain events causing a significant economic impact in the agriculture, oil or automobile industries;

•	Changes in the availability and price of natural gas and corn, and the market for distillers grains;

•	Changes in federal and/or state laws (including the elimination of any federal and/or state ethanol tax incentives);

•	Overcapacity within the ethanol industry and decreases in the price of ethanol;

•	Changes and advances in ethanol production technology that may make it more difficult for us to compete with other ethanol plants utilizing such technology; and

•	Competition in the ethanol industry and from other alternative fuel additives.
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
AVAILABLE INFORMATION
Information about us is also available at our website at www.granitefallsenergy.com, under “SEC Compliance,” which includes links to reports we have filed with the Securities and Exchange Commission. The contents of our website are not incorporated by reference in this Annual Report on Form 10-KSB.

PART I
Item 1. DESCRIPTION OF BUSINESS.
Business Development
Granite Falls Energy, LLC (“Granite Falls” or the “Company”) is a Minnesota limited liability company formed on December 29, 2000, for the purpose of constructing and operating an ethanol manufacturing facility near Granite Falls, Minnesota. On November 13, 2005, we began plant operations and we currently produce fuel-grade ethanol and distillers grains for sale. Our plant has an approximate production capacity of 50 million gallons per year, although our current environmental permit is for 45 million gallons of undenatured ethanol annually. We expect to fund our operations during the next 12 months using cash flow from continuing operations and our credit facilities.
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
Over the past 12 months we have installed the infrastructure necessary to support plant operations. This includes our river water intake structure, water pipeline and water treatment facility which was completed and became operational in February 2007.
Principal Products and Markets
The principal products we produce at the plant are fuel-grade ethanol and distillers grains. Raw carbon dioxide gas is another co-product of the ethanol production process but we do not capture or market any carbon dioxide gas.
Ethanol
Ethanol is ethyl alcohol, a fuel component made primarily from corn and various other grains. According to the Renewable Fuels Association, approximately 85 percent of ethanol in the United States today is produced from corn. The ethanol we produce is manufactured from corn. Corn produces large quantities of carbohydrates, which convert into glucose more easily than most other kinds of biomass.
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

Distillers Grains
A principal co-product of the ethanol production process is distillers grains, a high protein, high-energy animal feed supplement primarily marketed to the dairy, poultry and beef industries. Distillers grains contain by-pass protein that is superior to other protein supplements such as cottonseed meal and soybean meal. By-pass proteins are more digestible to the animal, thus generating greater lactation in milk cows and greater weight gain in beef cattle. Distillers grains can also be included in the rations of breeder hens and laying hens which can potentially contain up to 20% and 15% percent distillers grains, respectively. Due to certain operational restrictions in our air permit, we expect all of the distillers grains produced at our plant will be Dried Distillers Grains with Solubles (“DDGS”) until we are authorized to produce modified wet distillers grains.
Local Ethanol and Distillers Grains Market
As described below in “Distribution of Principal Products”, we market and distribute our ethanol and distillers grains through third parties. Whether or not ethanol or distillers grains produced by our ethanol plant are sold in local markets will depend on decisions made by our marketers. We do have the option to independently market a portion of our distillers grains to local markets. Currently, the majority of our ethanol is transported by rail to east coast destinations.
Regional Ethanol and Distillers Grains Markets
Typically a regional market is one that is outside of the local market, yet within the neighboring states. Our regional market is within a 450-mile radius of our plant and is serviced by rail. We constructed a railroad spur to our plant so that we may reach regional and national markets with our products. Our distillers grains are typically marketed to animal feeding operations. A portion of these animal feeding operations are located within our regional market and are supplied by truck. We have engaged professional marketers for our ethanol and distillers grains. These professional marketers decide where to market our products.
National Ethanol and Distillers Grains Markets
According to the Renewable Fuels Association, demand for fuel ethanol in the United States reached a new high in 2006 at nearly five billion gallons. In its report titled, “Ethanol Industry Outlook 2007,” the RFA anticipates demand for ethanol to remain strong as a result of the national renewable fuels standard contained in the Energy Policy Act of 2005, rising gasoline and oil prices and increased state legislation banning the use of MTBE or requiring the use of renewable fuels. The RFA also notes that interest in E85, a blend of 85% ethanol and 15% gasoline, has been invigorated due to continued efforts to stretch United States’ gasoline supplies.
While we believe that the nationally mandated usage of renewable fuels is largely driving current demand, we believe that an increase in voluntary usage will be necessary for the industry to continue its growth trend. In addition, a higher RFS standard may be necessary to encourage blenders to use ethanol. We expect that voluntary usage by blenders will occur only if the price of ethanol makes increased blending economical. In addition, we believe that heightened consumer awareness and consumer demand for ethanol-blended gasoline may play an important role in growing overall ethanol demand and voluntary usage by blenders. If blenders do not voluntarily increase the amount of ethanol blended into gasoline and consumer awareness does not increase, it is possible that additional ethanol supply will outpace demand and depress ethanol prices.
As a result of our ability to transport distillers grains by rail, our marketer has the flexibility of selling our distillers grains to the national market.

Distribution of Principal Products
Our ethanol plant is located near Granite Falls, Minnesota in Chippewa County. We selected the Granite Falls site because of its accessibility to road and rail transportation and its proximity to grain supplies. It is served by the TC&W Railway which provides connection to the Burlington Northern Santa Fe Railroad. Our site is in close proximity to major highways that connect to major population centers such as Minneapolis, Minnesota; Chicago, Illinois; and Detroit, Michigan.
Ethanol Distribution
Aventine Renewable Energy, Inc., (“Aventine”) markets and distributes all of the ethanol we produce at the plant. Aventine markets our ethanol, as well as the ethanol produced an multiple other plants, to local, regional and national markets. Aventine sells the ethanol primarily using three different types of contracts:
•	Fixed price contracts;

•	Contracted spot price where the price is usually based on the average spot ethanol price at several large terminals in the Midwest; and

•	Basis contracts where the price is usually based on NYMEX unleaded gasoline contracts.
We receive the average net selling price (net of freight, transportation costs and commissions paid to Aventine) in a given month of ethanol sales by Aventine on behalf of us and the other ethanol plants with which it has marketing contracts. Aventine is responsible for negotiating freight rates with railroads and trucking firms for the transportation of our ethanol. The initial two year term of our ethanol marketing agreement has expired and the agreement will continue to automatically renew for successive one year terms until terminated by either party upon written notice provided at least one year in advance.
Aventine promptly informs us of the contracts it executes. Depending on the nature and amount of the unleaded gasoline basis contracts executed by Aventine, we may enter into hedging strategies to minimize our exposure to price changes for unleaded gasoline.
Aventine currently owns 500 of our membership units.
Distillers Grains Distribution
CHS, Inc. (“CHS”) markets our distillers grains throughout the continental United States. CHS markets all of the distillers grains that are shipped by rail from our plant. The remainder of our distillers grains product is transported by truck and we have the discretion to designate the portion of the trucked distillers grains marketed by CHS. We independently market the balance of the distillers grains to local livestock producers using truck transportation. Our distillers grains must meet minimum quality feed trade standards.
We receive from CHS the net selling price (net of freight costs and commissions paid to CHS) that CHS receives from its customers. CHS is responsible for negotiating freight rates with carriers for the transportation of our distillers grains by rail. On August 8, 2007 CSC and CHS, Inc., a Minnesota cooperative corporation (“CHS”), entered into an assignment and assumption agreement, under which CSC assigned to CHS all of its right, title and interest in and to our marketing agreement, subject to receiving consent to such assignment from us. The assignment was approved by our board on August 23, 2007. The Marketing Agreement continues to be in full force and effect and there were no other changes to the Marketing Agreement as a result of the assignment. The initial one year term of our distillers grains marketing agreement has expired and the agreement will remain in effect until terminated by either party upon 90 days advance written notice.
New Products and Services
We have not introduced any new products or services during this fiscal year.

Governmental Regulation and Federal Ethanol Supports
Federal Ethanol Supports
The Renewable Fuels Standard (“RFS”) is a national flexible program that does not require that any renewable fuels be used in any particular area or state, allowing refiners to use renewable fuel blends in those areas where it is most cost-effective. The RFS for 2007 was 4.7 billion gallons, and the Renewable Fuels Association estimates that current domestic ethanol production as of November 2007 was approximately 7.2 billion gallons. This rapid increase in production is placing downward pressure on the price of ethanol as demand has struggled to keep pace with the increase in supply. On December 19, 2007, President Bush signed into law the Energy Independence and Security Act of 2007, H.R. 6, which expands the existing RFS to require the use of 9 billion gallons of renewable fuel in 2008, increasing to 36 billion gallons of renewable fuel by 2022. Only a portion of the renewable fuel used to satisfy the expanded RFS may come from conventional corn-based ethanol. The act requires that 600 million gallons of renewable fuel used in 2009 must come from advanced biofuels, such as ethanol derived from cellulose, sugar, or crop residue and biomass-based diesel, increasing to 21 billion gallons in 2022. The Act further includes a requirement that 500 million gallons of biodiesel and biomass-based diesel fuel be blended into the national diesel pool in 2009, gradually increasing to 1 billion gallons by 2012. While the provisions in the Act are intended to stimulate an increase in the usage and price of ethanol, there is no guarantee or assurance that this legislation will have the desired impact on the ethanol industry. See “INDUSTRY OVERVIEW – General Ethanol Demand and Supply, Demand for Ethanol.”
On April 10, 2007, the EPA published final rules implementing the RFS program. The RFS program final rules became effective on September 1, 2007. The new regulation proposes that approximately 4% of all the gasoline sold or dispensed to United States motorists in 2007 be renewable fuel. Pursuant to the final rules, the EPA will calculate and publish the annual RFS in the Federal Register by November 30th for the following year. The RFS must be attained by refiners, blenders, and importers (collectively the “obligated parties”). Compliance with the RFS program will be shown through the acquisition of unique Renewable Identification Numbers (RINs). RINs are assigned by the producer to every batch of renewable fuel produced to show that a certain volume of renewable fuel was produced. Each obligated party is required to meet their own Renewable Volume Obligation. Obligated parties must produce or acquire sufficient RINs to demonstrate achievement of their Renewable Volume Obligation.
The Volumetric Ethanol Excise Tax Credit
The use of ethanol as an alternative fuel source has been aided by federal tax policy. On October 22, 2004, President Bush signed H.R. 4520, which contained the Volumetric Ethanol Excise Tax Credit, known as VEETC, and amended the federal excise tax structure effective as of January 1, 2005. Prior to VEETC, ethanol-blended fuel was taxed at a lower rate than regular gasoline (13.2 cents on a 10% blend). Under VEETC, the ethanol excise tax exemption has been eliminated, thereby allowing the full federal excise tax of 18.4 cents per gallon of gasoline to be collected on all gasoline and allocated to the highway trust fund. This is expected to add approximately $1.4 billion to the highway trust fund revenue annually. In place of the exemption, the bill created a new volumetric ethanol excise tax credit of $0.51 per gallon of ethanol blended. Refiners and gasoline blenders apply for this credit on the same tax form as before only it is a credit from general revenue, not the highway trust fund. Based on volume, the VEETC is expected to allow much greater refinery flexibility in blending ethanol since it makes the tax credit available on all ethanol blended with all gasoline, diesel and ethyl tertiary butyl ether, known as ETBE, including ethanol in E85 (an 85% ethanol fuel blend) and E20 (a 20% ethanol fuel blend) in Minnesota. The VEETC is scheduled to expire on December 31, 2010.
Small Ethanol Producer Tax Credit
The Energy Policy Act of 2005 expanded who qualifies for the small ethanol producer tax credit. Historically, small ethanol producers were allowed a 10-cents-per-gallon production income tax credit on up to 15 million gallons of production annually. The size of the plant eligible for the tax credit was limited to 30 million gallons. Under the Energy Policy Act of 2005 the size limitation on the production capacity for small ethanol producers increases from 30 million to 60 million gallons. The credit can be taken on the first 15 million gallons of production. The tax credit is capped at $1.5 million per year per producer. The credit is effective for taxable years ending after the date of enactment through 2010.

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
Competition
We will be in direct competition with numerous other ethanol producers, many of whom have greater resources than we do. We also expect that additional ethanol producers will enter the market if the demand for ethanol continues to increase. Ethanol is a commodity product, like corn, which means our ethanol plant competes with other ethanol producers primarily on the basis of price. We believe we compete favorably with other ethanol producers due to our proximity to grain supplies and multiple modes of transportation. In addition, we believe our plant’s location offers an advantage over other ethanol producers in that it has ready access by rail to growing ethanol markets, which may reduce our cost of sales.
Ethanol production continues to grow as additional plants and plant expansions become operational. According to the Renewable Fuels Association, as of December 18, 2007, 135 ethanol plants were producing ethanol with a combined annual production capacity of 7.4 billion gallons per year and current expansions and plants under construction constituted an additional future production capacity of 6.0 billion gallons per year. POET and ADM control a significant portion of the ethanol market, producing an aggregate of over 2 billion gallons of ethanol annually. However, in November 2007 VeraSun Energy Corp. announced that it will acquire rival US BioEnergy Corp. creating what could become the largest ethanol producer in the United States.
Excess capacity in the ethanol industry will likely have an adverse effect on our results of operations, cash flows and financial condition, as market forces have already reduced the profitability of other currently operational ethanol companies. In a manufacturing industry with excess capacity, producers have an incentive to manufacture additional products so long as the price exceeds the marginal cost of production (i.e., the cost of producing only the next unit, without regard to interest, overhead or fixed costs). This incentive can result in a reduction in the market price of ethanol to a level that is inadequate to generate sufficient cash flow to cover costs. If the demand for ethanol does not grow at the same pace as increases in supply, we expect the price for ethanol to continue to decline. Declining ethanol prices will result in lower future revenues and may reduce or eliminate profits causing the value of your investment to be reduced.
The following table identifies most of the ethanol producers in the United States along with their production capacities. The following table published by the Renewable Fuels Association reports the capacity of our ethanol plant at 52 million gallons per year, while our actual production capacity is approximately 50 million gallons per year.
U.S. FUEL ETHANOL BIOREFINERIES AND PRODUCTION CAPACITY
million gallons per year (mmgy)

				Under
				Construction/
			Current Capacity	expansions
COMPANY	LOCATION	FEEDSTOCK	(mmgy)	(mmgy)
Abengoa Bioenergy Corp.	York, NE	Corn/milo	55
	Colwich, KS		25
	Portales, NM		30
	Ravenna, NE		88
Aberdeen Energy*	Mina, SD	Corn		100
Absolute Energy, LLC*	St. Ansgar, IA	Corn		100

				Under
				Construction/
			Current Capacity	expansions
COMPANY	LOCATION	FEEDSTOCK	(mmgy)	(mmgy)
ACE Ethanol, LLC	Stanley, WI	Corn	41
Adkins Energy, LLC*	Lena, IL	Corn	40
Advanced Bioenergy	Fairmont, NE	Corn	100
AGP*	Hastings, NE	Corn	52
Agri-Energy, LLC*	Luverne, MN	Corn	21
Al-Corn Clean Fuel*	Claremont, MN	Corn	35	15
Amaizing Energy, L.L.C.*	Denison, IA	Corn	48
	Atlantic, IA	Corn		110
Archer Daniels Midland	Decatur, IL	Corn	1,070	550
	Cedar Rapids, IA	Corn
	Clinton, IA	Corn
	Columbus, NE	Corn
	Marshall, MN	Corn
	Peoria, IL	Corn
	Wallhalla, ND	Corn/barley
Arkalon Energy, LLC	Liberal, KS	Corn		110
Aventine Renewable Energy, Inc.	Pekin, IL	Corn	207	226
	Aurora, NE	Corn
	Mt. Vernon, IN	Corn
Badger State Ethanol, LLC*	Monroe, WI	Corn	48
Big River Resources, LLC *	West Burlington, IA	Corn	52
BioFuel Energy — Pioneer Trail Energy, LLC	Wood River, NE	Corn		115
BioFuel Energy — Buffalo Lake Energy, LLC	Fairmont, MN	Corn		115
Blue Flint Ethanol	Underwood, ND	Corn	50
Bonanza Energy, LLC	Garden City, KS	Corn/milo	55
Bushmills Ethanol, Inc.*	Atwater, MN	Corn	40
Cardinal Ethanol	Harrisville, IN	Corn		100
Cargill, Inc.	Blair, NE	Corn	85
	Eddyville, IA	Corn	35
Cascade Grain	Clatskanie, OR	Corn		108
Castle Rock Renewable Fuels, LLC	Necedah, WI	Corn		50
Celunol	Jennings, LA	Sugar cane bagasse		1.5
Center Ethanol Company	Sauget, IL	Corn		54
Central Indiana Ethanol, LLC	Marion, IN	Corn	40
Central Illinois Energy, LLC	Canton, IL	Corn		37
Central MN Ethanol Coop*	Little Falls, MN	Corn	21.5
Chief Ethanol	Hastings, NE	Corn	62
Chippewa Valley Ethanol Co.*	Benson, MN	Corn	45
Cilion Ethanol	Keyes, CA	Corn	50
Commonwealth Agri-Energy, LLC*	Hopkinsville, KY	Corn	33
Corn, LP*	Goldfield, IA	Corn	50
Cornhusker Energy Lexington, LLC	Lexington, NE	Corn	40
Corn Plus, LLP*	Winnebago, MN	Corn	44
Coshoctan Ethanol, OH	Coshoctan, OH	Corn		60
Dakota Ethanol, LLC*	Wentworth, SD	Corn	50
DENCO, LLC*	Morris, MN	Corn	21.5
E Energy Adams, LLC	Adams, NE	Corn	50
E Caruso (Goodland Energy Center)	Goodland, KS	Corn		20
East Kansas Agri-Energy, LLC*	Garnett, KS	Corn	35
Elkhorn Valley Ethanol, LLC	Norfolk, NE	Corn	40
ESE Alcohol Inc.	Leoti, KS	Seed corn	1.5

				Under
				Construction/
			Current Capacity	expansions
COMPANY	LOCATION	FEEDSTOCK	(mmgy)	(mmgy)
Ethanol Grain Processors, LLC	Obion, TN	Corn		100
First United Ethanol, LLC	Mitchell Co., GA	Corn		100
Front Range Energy, LLC	Windsor, CO	Corn	40
Gateway Ethanol	Pratt, KS	Corn	55
Glacial Lakes Energy, LLC*	Watertown, SD	Corn	100
Global Ethanol/Midwest Grain Processors	Lakota, IA	Corn	95
	Riga, MI	Corn	57
Golden Cheese Company of California*	Corona, CA	Cheese whey	5
Golden Grain Energy L.L.C.*	Mason City, IA	Corn	110	50
Golden Triangle Energy, LLC*	Craig, MO	Corn	20
Grand River Distribution	Cambria, WI	Corn		40
Grain Processing Corp.	Muscatine, IA	Corn	20
Granite Falls Energy, LLC	Granite Falls, MN	Corn	52
Greater Ohio Ethanol, LLC	Lima, OH	Corn		54
Green Plains Renewable Energy	Shenandoah, IA	Corn	50
	Superior, IA	Corn		50
Hawkeye Renewables, LLC	Iowa Falls, IA	Corn	105
	Fairbank, IA	Corn	115
	Menlo, IA	Corn		100
	Shell Rock, IA	Corn		110
Heartland Corn Products*	Winthrop, MN	Corn	100
Heartland Grain Fuels, LP*	Aberdeen, SD	Corn	9
	Huron, SD	Corn	12	18
Heron Lake BioEnergy, LLC	Heron Lake, MN	Corn		50
Holt County Ethanol	O'Neill, NE	Corn		100
Husker Ag, LLC*	Plainview, NE	Corn	26.5
Idaho Ethanol Processing	Caldwell, ID	Potato Waste	4
Illinois River Energy, LLC	Rochelle, IL	Corn	50
Indiana Bio-Energy	Bluffton, IN	Corn		101
Iroquois Bio-Energy Company, LLC	Rensselaer, IN	Corn	40
KAAPA Ethanol, LLC*	Minden, NE	Corn	40
Kansas Ethanol, LLC	Lyons, KS	Corn		55
Land O’ Lakes*	Melrose, MN	Cheese whey	2.6
Levelland/Hockley County Ethanol, LLC	Levelland, TX	Corn		40
Lifeline Foods, LLC	St. Joseph, MO	Corn	40
Lincolnland Agri-Energy, LLC*	Palestine, IL	Corn	48
Lincolnway Energy, LLC*	Nevada, IA	Corn	50
Little Sioux Corn Processors, LP*	Marcus, IA	Corn	52
Marquis Energy, LLC	Hennepin, IL	Corn		100
Marysville Ethanol, LLC	Marysville, MI	Corn		50
Merrick & Company	Golden, CO	Waste beer	3
MGP Ingredients, Inc.	Pekin, IL	Corn/wheat starch	78
	Atchison, KS
Mid America Agri Products/Wheatland	Madrid, NE	Corn		44
Mid-Missouri Energy, Inc.*	Malta Bend, MO	Corn	45
Midwest Renewable Energy, LLC	Sutherland, NE	Corn	25
Minnesota Energy*	Buffalo Lake, MN	Corn	18
NEDAK Ethanol	Atkinson, NE	Corn		44
New Energy Corp.	South Bend, IN	Corn	102
North Country Ethanol, LLC*	Rosholt, SD	Corn	20
Northeast Biofuels	Volney, NY	Corn		114
Northwest Renewable, LLC	Longview, WA	Corn		55
Otter Tail Ag Enterprises	Fergus Falls, MN	Corn		57.5

				Under
				Construction/
			Current Capacity	expansions
COMPANY	LOCATION	FEEDSTOCK	(mmgy)	(mmgy)
Pacific Ethanol	Madera, CA	Corn	35
	Boardman, OR	Corn	35
	Burley, ID	Corn		50
	Stockton, CA	Corn		50
	Imperial, CA	Corn		50
Panda Ethanol	Hereford, TX	Corn/milo		115
Parallel Products	Louisville, KY	Beverage Waste	5.4
	R. Cucamonga, CA
Patriot Renewable Fuels, LLC	Annawan, IL	Corn		100
Penford Products	Cedar Rapids, IA	Corn		45
Phoenix Biofuels	Goshen, CA	Corn	25
Pinal Energy, LLC	Maricopa, AZ	Corn	55
Pine Lake Corn Processors, LLC*	Steamboat Rock, IA	Corn	20
Plainview BioEnergy, LLC	Plainview, TX	Corn		100
Platinum Ethanol, LLC	Arthur, IA	Corn		110
Plymouth Ethanol, LLC	Merrill, IA	Corn		50
Poet*	Sioux Falls, SD		1,110	375
	Alexandria, IN	Corn
	Ashton, IA	Corn
	Big Stone, SD	Corn
	Bingham Lake, MN	Corn
	Caro, MI	Corn
	Chancellor, SD	Corn
	Coon Rapids, IA	Corn
	Corning, IA	Corn
	Emmetsburg, IA	Corn
	Fostoria, OH	Corn
	Glenville, MN	Corn
	Gowrie, IA	Corn
	Groton, SD	Corn
	Hanlontown, IA	Corn
	Hudson, SD	Corn
	Jewell, IA	Corn
	Laddonia, MO	Corn
	Lake Crystal, MN	Corn
	Leipsic, OH	Corn
	Macon, MO	Corn
	Marion, OH	Corn
	Mitchell, SD	Corn
	North Manchester, IN	Corn
	Portland, IN	Corn
	Preston, MN	Corn
	Scotland, SD	Corn
Prairie Horizon Agri-Energy, LLC	Phillipsburg, KS	Corn	40
Quad-County Corn Processors*	Galva, IA	Corn	27
Red Trail Energy, LLC	Richardton, ND	Corn	50
Redfield Energy, Inc.	Redfield, SD	Corn	50
Reeve Agri-Energy	Garden City, KS	Corn/milo	12
Renew Energy	Jefferson Junction, WI	Corn		130
Siouxland Energy & Livestock Coop*	Sioux Center, IA	Corn	25	35
Siouxland Ethanol, LLC	Jackson, NE	Corn	50
Southwest Iowa Renewable Energy, LLC*	Council Bluffs, IA	Corn		110
Sterling Ethanol, LLC	Sterling, CO	Corn	42

				Under
				Construction/
			Current Capacity	expansions
COMPANY	LOCATION	FEEDSTOCK	(mmgy)	(mmgy)
Tate & Lyle	Loudon, TN	Corn	67	38
	Ft. Dodge, IA	Corn		105
The Andersons Albion Ethanol LLC	Albion, MI	Corn	55
The Andersons Clymers Ethanol, LLC	Clymers, IN	Corn	110
The Andersons Marathon Ethanol, LLC	Greenville, OH	Corn		110
Tharaldson Ethanol	Casselton, ND	Corn		110
Trenton Agri Products, LLC	Trenton, NE	Corn	40
United Ethanol	Milton, WI	Corn	52
United WI Grain Producers, LLC*	Friesland, WI	Corn	49
US BioEnergy Corp.	Albert City, IA	Corn	310	440
	Woodbury, MI	Corn
	Hankinson, ND	Corn
	Ord, NE	Corn
	Central City, NE	Corn
	Dyersville, IA	Corn
	Janesville, MN	Corn
	Marion, SD	Corn
U.S. Energy Partners, LLC (White Energy)	Russell, KS	Milo/wheat starch	48
Utica Energy, LLC	Oshkosh, WI	Corn	48
VeraSun Energy Corporation	Aurora, SD	Corn	560	330
	Ft. Dodge, IA	Corn
	Charles City, IA	Corn
	Linden, IN	Corn
	Welcome, MN	Corn
	Hartley, IA	Corn
	Albion, NE	Corn
	Bloomingburg, OH	Corn
Western New York Energy, LLC	Shelby, NY	Corn	50
Western Plains Energy, LLC*	Campus, KS	Corn	45
Western Wisconsin Renewable Energy, LLC*	Boyceville, WI	Corn	40
White Energy	Hereford, TX	Corn/Milo		100
Wind Gap Farms	Baconton, GA	Brewery Waste	0.4
Renova Energy	Torrington, WY	Corn	5
	Hyaburn, ID	Corn		20
Xethanol BioFuels, LLC	Blairstown, IA	Corn	5
Yuma Ethanol	Yuma, CO	Corn	40

Total Current Capacity at 135 ethanol biorefineries			7,415.4

Total Under Construction (65)/ Expansions (9)				6,056.9

Total Capacity			13,472.3

*	locally-owned	Renewable Fuels Association, Updated: December 18, 2007
Competition from Alternative Fuels
Alternative fuels and ethanol production methods are continually under development by ethanol and oil companies. The major ethanol and oil companies have significantly greater resources than we have to develop alternative products and to influence legislation and public perception of ethanol. New ethanol products or methods of ethanol production developed by larger and better-financed competitors could provide them competitive advantages and harm our business.

Competition from Alternative Ethanol Production Methods
The current trend in ethanol production research is to develop an efficient method of producing ethanol from cellulose-based biomass, such as agricultural waste, forest residue, municipal solid waste, and energy crops. The Department of Energy and the President have announced support for the development of cellulose-based ethanol, including a $160 million Department of Energy program for pilot plants producing cellulose-based ethanol. On February 28, 2007 the Department of Energy announced six recipients for grants to help the producers with the upfront capital costs associated with the construction of cellulosic ethanol biorefineries. The grant recipients expect to build plants in Florida, California, Iowa, Idaho, Kansas and Georgia. The biomass trend is driven by the fact that cellulose-based biomass is generally cheaper than corn, and producing ethanol from cellulose-based biomass would create opportunities to produce ethanol in areas which are unable to grow corn. If an efficient method of collecting biomass for ethanol production and producing ethanol from cellulose-based biomass is developed, we may not be able to compete effectively with cellulose-based ethanol producers. We do not believe it will be cost-effective to convert the ethanol plant we are operating into a plant which will use cellulose-based biomass to produce ethanol. As a result, it is possible we could be unable to produce ethanol as cost-effectively as cellulose-based producers.
Distillers Grains Competition
According to the Renewable Fuels Association’s Ethanol Industry Outlook 2007, ethanol plants produced 9 million metric tons of distillers grains in 2005 and 12 million metric tons in 2006. The primary consumers of distillers grains are dairy and beef cattle. In recent years, an increasing amount of distillers grains have been used in the swine and poultry markets. Numerous feeding trials show advantages in milk production, growth, rumen health, and palatability over other dairy cattle feeds. With the advancement of research into the feeding rations of poultry and swine, we expect these markets to expand and create additional demand for distillers grains; however, no assurance can be given that these markets will in fact expand, or if they do, that we will benefit from any expansion. The market for distillers grains is generally confined to locations where freight costs allow it to be competitively priced relative to other feed ingredients. Distillers grains primarily compete with three other feed formulations: corn gluten feed, dry brewers grain and mill feeds. The primary value of these products as animal feed is their protein content. Dry brewers grain and distillers grains have about the same protein content, and corn gluten feed and mill feeds have slightly lower protein contents.
Sources and Availability of Raw Materials
Corn Supply
To produce approximately 45 million gallons of undenatured ethanol per year our ethanol plant needs approximately 16.25 million bushels of corn per year, or approximately 45,000 bushels per day, as the feedstock for its dry milling process. The grain supply for our plant is obtained primarily from the Farmers Cooperative Elevator Company, our exclusive grain procurement agent. We will be forced to seek alternative corn suppliers if the Farmers Cooperative Elevator cannot meet our needs.
Our grain procurement agreement with Farmers Cooperative Elevator is for an initial term of 12 years which started in 2005. The price of the corn purchased is the price Granite Falls Energy negotiates with Farmers Cooperative Elevator plus a fee of $0.05 per bushel. Adjustments are made to the price for corn of inferior quality or excess moisture. The Farmers Cooperative Elevator currently owns 650 of our membership units.
On January 11, 2008, the United States Department of Agriculture (“USDA”) released its Crop Production report, which estimated the 2007 grain corn crop at 13.07 billion bushels. The January 11, 2008 estimate of the 2007 corn crop is approximately 24% above the USDA’s estimate of the 2006 corn crop of 10.53 billion bushels. According to the report, 2007 was a record year for corn production. Despite the record 2007 corn crop, the weak U.S. dollar, strong exports and domestic usage have caused the price of corn to remain significantly higher than historical averages. We expect the price of corn to remain at these high price levels for the foreseeable future, which will significantly impact our cost of goods sold. We expect the number of operating and planned ethanol plants in our area and nationwide to continue to support these elevated price levels. This demand will likely drive the price of corn upwards in our market area which will impact our ability to operate profitably.

The price and availability of corn are subject to significant fluctuations depending upon a number of factors affecting grain commodity prices in general, including crop conditions, weather, governmental programs and foreign purchases. The market price of ethanol is not directly related to grain prices, and as a result, ethanol producers are generally not able to compensate for increases in the cost of grain feedstock through adjustments in prices charged for their ethanol. We therefore anticipate that our plant’s profitability will be negatively impacted during periods of high grain prices.
In an attempt to minimize the effects of volatile corn costs on operating profits, we take hedging positions in corn futures markets. Hedging means protecting the price at which we buy corn and the price at which we will sell our products in the future. It is a way to attempt to reduce the risk caused by price fluctuation. The effectiveness of hedging activities is dependent upon, among other things, the cost of corn and our ability to sell sufficient amounts of ethanol and distillers grains to utilize all of the corn subject to the futures contracts. Hedging activities can result in costs to us because price movements in grain contracts are highly volatile and are influenced by many factors beyond our control and these costs may be significant.
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
We pay Center Point Energy/Minnegasco a per unit fee to move the natural gas through the pipeline and have guaranteed to move a minimum of 1,400,000 decatherm annually through December 31, 2015, which is the ending date of the agreement.
We also have an agreement with U.S. Energy Services, Inc. On our behalf, U.S. Energy Services procures contracts with various natural gas vendors to supply the natural gas necessary to operate the plant. We determined that sourcing our natural gas from a variety of vendors may prove more cost-efficient than using an exclusive supplier.
Electricity. Our plant requires a continuous supply of 4.5 megawatts of electricity. We have an agreement with Minnesota Valley Electric Cooperative (‘MVEC”) to supply electricity to our plant. Under this agreement, we paid MVEC a base fee of $8,000 per month plus regular rates for delivery of electricity to our plant through December 2007. Beginning in January 2008, we will pay MVEC a base fee of $12,000 per month plus regular rates for delivery of electricity to our plant.
Water. We currently obtain the water necessary to operate our plant from the Minnesota River. In September 2006, we began construction of an intake structure in the Minnesota River and a water pipeline to the plant from the Minnesota River to provide a redundant water supply. We also constructed a water treatment facility to pre-treat the water we use for operations. The new water pipeline and water treatment equipment became operational in February 2007 and the Minnesota River is our primary source of water.
Research and Development
During the last fiscal year we have not conducted any material research and development activities associated with the development of technologies for use in producing ethanol or distillers grains. We are exploring the possibility of uses for value-added co-products that may be able to be derived from the fuel ethanol manufacturing process, and we may conduct material research and development in this area in the future.

Dependence on One or a Few Major Customers
As discussed above, we have marketing agreements with Aventine and CHS for the purposes of marketing and distributing our principal products, ethanol and distillers grains, respectively. We rely on Aventine and CHS for the sale and distribution of almost all of our products, except for those distillers grains that we market locally. Therefore, we are highly dependent on Aventine and CHS for the successful marketing of our products. Any loss of Aventine or CHS as our marketing agent for our ethanol or distillers grains could have a significant negative impact on our revenues.
Costs and Effects of Compliance with Environmental Laws
We are subject to extensive air, water and other environmental regulations and we have been required to obtain a number of environmental permits to construct and operate the plant. In early 2007, we disclosed that we had received a Notice of Violation from the Minnesota Pollution Control Agency (“MPCA”) notifying us of alleged violations discovered by the MPCA staff during its inspection of the plant in August 2006 while the plant was under previous management. Since January 2007, Granite Falls has actively cooperated with the MPCA to resolve the alleged violations and has taken measures to address the concerns raised in January 2007. On November 28, 2007, we received confirmation that the MPCA had agreed to a stipulation agreement, therefore settling the dispute. In settling the dispute, we did not admit that the alleged violations occurred, but did agree to pay $300,000 to the MPCA. The $300,000 paid to the MPCA consisted of $65,000 in civil penalties and a $235,000 economic benefit charge. We worked cooperatively with the MPCA and are currently in full compliance with all of our environmental permits. However, in connection with the stipulation agreement we applied for a permit amendment in early January 2008. The permit amendment application requests additional fermentation tank capacity, corrects process throughput parameters, requests authorization for wetcake production, and requests a production capacity increase of 4.9 million gallons per year of undenatured ethanol. Granite Falls’ management considers environmental compliance a top priority and views the resolution of the MPCA’s allegations as a significant step toward its goal of consistently meeting each of the MPCA’s applicable environmental standards.
SPCC and RMP. We have prepared a Spill Prevention Control and Countermeasures (“SPCC”) plan and a Process Hazard Analysis as required by OSHA and the EPA. We are preparing a Risk Management Plan (“RMP”) which is required by the EPA. These items are required by the Environmental Protection Agency and enforced by the MPCA and OSHA.
Air Permits. Our current Air Emissions Permit and National Pollution Discharge Elimination System (“NPDES”) Permit allows the Company to operate at a rate of 45 million gallons per year of undenatured ethanol (“200 proof”) or 47.25 million gallons per year of denatured ethanol.
Water Permits. We obtained a 250 million gallons per year water appropriation permit from the Minnesota Department of Natural Resources (“MDNR”) to draw surface water from the Minnesota River. This permit also allows the appropriation of groundwater as a contingency source of water if appropriations of surface water authorized by the surface water permit are suspended for minimum flow protection or other restrictive factors that temporarily suspend our use of surface water from the Minnesota River. The appropriation of any groundwater during a period of low surface water levels must be in accordance with our previously issued groundwater permit, which will remain in effect through December 31, 2008. As a condition of our groundwater appropriations permit, we are required to frequently monitor the static water level in our wells and the wells of adjacent property owners. We are in compliance with the terms of our surface water appropriation permit and in February 2007 transitioned from using our wells to drawing our water from the Minnesota River and expect to use the wells only as a redundant water supply. Accordingly, we do not anticipate any drawdown issues with our wells.
For the fiscal year ended October 31, 2007, we estimate the costs of compliance with federal, state and local environmental laws to be approximately $350,000 which includes costs associated with addressing the concerns raised by the MPCA in 2007. However, this amount does not include the $300,000 we agreed to pay the MPCA.

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
Employees
We currently have thirty-seven full-time employees. The following table represents the current positions within our plant, all of which are filled by persons employed by Granite Falls:

Position	Employees

Chief Executive Officer	1
Chief Financial Officer	1
Environmental, Health and Safety Manager	1
Operations Manager	1
Risk Manager	1
Plant Manager	1
Maintenance Manager	1
Maintenance Assistants and Electrician	5
Boiler Operators	5
Plant Operators	12
Lab Supervisor	1
Lab Assistant	1
Grains Supervisor	1
Grains Operators/Material Handlers	2
Receptionist	1
Administrative Assistant/Feed	1
Assistant Controller	1

Total	37
We do not expect to hire a significant number of employees in the next 12 months.
ITEM 1A. RISK FACTORS.
You should carefully read and consider the risks and uncertainties below and the other information contained in this report. The risks and uncertainties described below are not the only ones we may face. The following risks, together with additional risks and uncertainties not currently known to us or that we currently deem immaterial could impair our financial condition and results of operations.
Risks Relating to Our Business
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

Ethanol production requires substantial amounts of corn. Corn, as with most other crops, is affected by weather, disease and other environmental conditions. The price of corn is also influenced by general economic, market and government factors. These factors include weather conditions, farmer planting decisions, domestic and foreign government farm programs and policies, global demand and supply and quality. Changes in the price of corn will significantly affect our business. Generally, higher corn prices will produce lower profit margins and, therefore, represent unfavorable market conditions. This is especially true if market conditions do not allow us to pass along increased corn costs to our customers. The price of corn has fluctuated significantly in the past and may fluctuate significantly in the future. Over the course of the last year, the price of corn has exceeded historical averages. If this period of high corn prices were to be sustained for some time, such pricing may reduce our ability to generate revenues because of the higher cost of operating our plant. We cannot offer any assurance that we will be able to offset any increase in the price of corn by increasing the price of our products. If we cannot offset increases in the price of corn, our financial performance may be materially and adversely affected.
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
The spread between ethanol and corn prices can vary significantly and we do not expect the spread to remain at the high levels recently experienced by the ethanol industry. Our gross margins will depend principally on the spread between ethanol and corn prices. Since the end of 2006, the price of ethanol has been declining and the cost of corn has been rising. The spread between the price of a gallon of ethanol and the cost of the amount of corn required to produce a gallon of ethanol will likely continue to fluctuate. Any further reduction in the spread between ethanol and corn prices, whether a result of an increase in corn prices or a reduction in ethanol prices, would adversely affect our results of operations and financial condition.
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
Disruptions to infrastructure, or in the supply of fuel, natural gas or water, could materially and adversely affect our business. Our business depends on the continuing availability of rail, road, port, storage and distribution infrastructure. Any disruptions in this infrastructure network, whether caused by labor difficulties, storms, other natural disasters, human error or malfeasance or other reasons, could have a material adverse effect on our business. We rely upon third-parties to maintain the rail lines from our plant to the national rail network, and any failure on their part to maintain the lines could impede our delivery of products, impose additional costs on us and could have a material adverse effect on our business.

Our business also depends on the continuing availability of raw materials. The production of ethanol, from the planting of corn to the distribution of ethanol to refiners, is highly energy-intensive. Significant amounts of fuel and natural gas are required for the growing, fertilizing and harvesting of corn, as well as for the fermentation, distillation and transportation of ethanol and the drying of distillers grains. A serious disruption in supplies of fuel or natural gas, including as a result of delivery curtailments to industrial customers due to extremely cold weather, or significant increases in the prices of fuel or natural gas, could significantly reduce the availability of raw materials at our plant, increase our production costs and could have a material adverse effect on our business.
Our ethanol plant also requires a significant and uninterrupted supply of water of suitable quality to operate. If there is an interruption in the supply of water for any reason, we may be required to halt production. If production is halted for an extended period of time, it could have a material adverse effect on our business.
Risks Related to the Production of Ethanol
The corrosive nature of ethanol currently make it problematic to ship our ethanol via pipelines; therefore, we are heavily dependent on rail as our primary mode of transporting our product to distribution terminals. Ethanol is corrosive and absorbs water; therefore, it cannot be shipped in normal gasoline pipelines to blenders. Most ethanol producers instead ship ethanol by rail to distribution terminals, which then send the ethanol on a barge or truck to blenders. Increased production of ethanol has created a bottleneck between producers and blenders, and the rail system’s capacity is strained to meet demand. Railroads are also facing pressure from increased corn production, and have found it difficult to meet the demand to transport the grain to storage facilities. If the nation’s rail system cannot keep pace with the production of ethanol and corn, we may be forced to lower the price at which we sell our ethanol and pay higher prices for rail cars in order to compete with other plants for access to transportation. The potential shortage of rail infrastructure may prevent us from shipping our ethanol or receiving corn and may even cause our plant to slow or halt production. This could lead to a decrease in our profitability.
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
We sell all of the ethanol we produce to Aventine in accordance with an exclusive ethanol marketing agreement. Aventine is our exclusive marketing agent for all of the ethanol we produce at the plant. We rely heavily on its marketing efforts to successfully sell our product. Aventine sells ethanol for itself and a number of other producers and we have limited control over its sales efforts. Our financial performance is dependent upon the financial health of Aventine as a significant portion of our accounts receivable are attributable to Aventine and its customers. If Aventine fails to competitively market our ethanol or breaches the ethanol marketing agreement, we could experience a material loss and we may not have any readily available means to sell our ethanol.
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
Competition for qualified personnel in the ethanol industry is intense and we may not be able to hire and retain qualified personnel to operate our ethanol plant. Our success depends in part on our ability to attract and retain competent personnel. We must hire qualified managers, operations and other personnel, which can be challenging in a rural community. Competition for both managers and plant employees in the ethanol industry is intense, and we may not be able to attract and retain qualified personnel. If we are unable to hire and retain productive and competent personnel, the amount of ethanol our plant will produce may be decreased and we may not be able to operate efficiently.
We expect to operate in a competitive industry and compete with larger, better financed entities which could impact our ability to operate profitably. There is significant competition among ethanol producers with numerous producer and privately owned ethanol plants planned and operating throughout the United States. The number of ethanol plants being developed and constructed in the United States continues to increase at a rapid pace. The largest ethanol producers include POET and ADM, which control a significant portion of the ethanol market, producing an aggregate of over 2 billion gallons of ethanol annually. However, in November 2007 VeraSun Energy Corp. announced that it will acquire rival US BioEnergy Corp. creating what could become the largest ethanol producer in the United States. Each of these companies is capable of producing more ethanol than we expect to produce. As of December 18, 2007, the top five producers accounted for approximately 45% of the ethanol production capacity in the U.S., according to the RFA. A number of our competitors are divisions of substantially larger enterprises and have substantially greater financial resources than we do. POET is currently the largest ethanol producer in the U.S. and controls a significant portion of the ethanol market. If the demand for ethanol does not grow at the same pace as increases in supply, we expect that lower prices for ethanol will result which may adversely affect our ability to generate profits and our financial condition.

Corn-based ethanol may compete with cellulose-based ethanol in the future, which could make it more difficult for us to produce ethanol on a cost-effective basis. Most ethanol is currently produced from corn and other raw grains, such as milo or sorghum — especially in the Midwest. The current trend in ethanol production research is to develop an efficient method of producing ethanol from cellulose-based biomass, such as agricultural waste, forest residue, municipal solid waste, and energy crops. This trend is driven by the fact that cellulose-based biomass is generally cheaper than corn, and producing ethanol from cellulose-based biomass would create opportunities to produce ethanol in areas which are unable to grow corn. Although current technology is not thought to be sufficiently efficient to be competitive, a recent report by the U.S. Department of Energy entitled “Outlook for Biomass Ethanol Production and Demand” indicates that new conversion technologies may be developed in the future making cellulose-based ethanol a viable alterative to corn-based ethanol. If an efficient method of producing ethanol from cellulose-based biomass is developed, we may not be able to compete effectively. It may not be cost-effective to convert the ethanol plant we are operating into a plant which will use cellulose-based biomass to produce ethanol. If we are unable to produce ethanol as cost-effectively as cellulose-based producers, our ability to generate revenue will be negatively impacted and your investment could lose value.
Consumer resistance to the use of ethanol based on the belief that ethanol is expensive, adds to air pollution, harms engines and takes more energy to produce that it contributes may affect the demand for ethanol. Certain individuals believe the use of ethanol will have a negative impact on gasoline prices at the pump. Many also believe the use of ethanol adds to air pollution and harms car and truck engines. Still other consumers believe that the process of producing ethanol actually uses more fossil energy, such as oil and natural gas, than the amount of ethanol that is produced. These consumer beliefs could potentially be wide-spread. If consumers choose not to buy ethanol, it would affect the demand for the ethanol we produce which could lower demand for our product and negatively affect our profitability and financial condition.
The expansion of domestic ethanol production in combination with state bans on MTBE and/or state renewable fuels standards may place strains on related infrastructure such that our ethanol cannot be marketed and shipped to blending terminals that would otherwise provide us the best price advantages. If the volume of ethanol shipments continues to increase and blenders switch from MTBE to ethanol, there may be weaknesses in infrastructure such that our ethanol cannot reach its target markets. Substantial development of infrastructure by persons and entities outside our control will be required for our operations, and the ethanol industry generally, to grow. Areas requiring expansion include, but are not limited to:
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
Item 2. DESCRIPTION OF PROPERTY.
The ethanol plant is located on approximately 56 acres of real property located one and a half miles east of Granite Falls, Minnesota. On November 13, 2005, we began plant operations and are currently producing fuel-grade ethanol and distillers grains for sale.
Our plant has an approximate production capacity of 50 million gallons per year, although our environmental permits only allow us to produce up to 45 million gallons of undenatured ethanol on an annualized basis.
The plant consists of the following buildings and equipment:
•	A river water intake structure in the Minnesota River and a water pipeline to the plant from the Minnesota River to provide a redundant water supply;
•	A Cold Lime Softening Water Treatment System for pre-treating the plant’s water supply;
•	A processing building, which contains processing equipment, laboratories, control room, maintenance area and offices;
•	A grain receiving and shipping building, which contains corn storage silos, distillers grains storage and associated equipment;
•	A fermentation area comprised principally of four fermentation tanks;
•	A mechanical building, which contains the boiler, thermal oxidizer and distillers grains dryers; and
•	An administrative building, along with furniture and fixtures, office equipment and computer and telephone systems.
The site also contains improvements such as rail tracks and a rail spur, landscaping, drainage systems and paved access roads.
Item 3. LEGAL PROCEEDINGS.
On May 21, 2007, Glacial Lakes Energy, LLC (“Glacial Lakes”) made a demand for binding arbitration against Granite Falls Energy, LLC (“Granite Falls”) under the Commercial Arbitration Rules of the American Arbitration Association in Yellow Medicine County, Minnesota to resolve a dispute about an operating and management agreement between the two entities. On December 17, 2007, subsequent to our fiscal year end, Granite Falls filed an answering statement and counterclaim in response to Glacial Lakes’ demand for arbitration.

Commencing August 8, 2005, Glacial Lakes began management of plant operations in anticipation of plant start-up pursuant to the terms on an operating and management agreement entered into on July 9, 2004. Under the operating and management agreement between Granite Falls and Glacial Lakes, Granite Falls was to pay Glacial Lakes $35,000 per month plus an annual payment equal to 3% of the plant’s net income from operations for an initial term of five years. The December 2006 resignation of Glacial Lakes’ key management personnel from their positions as executive officers of Granite Falls effectively terminated the operating and management agreement. In January 2007, Granite Falls formally recognized the termination of the operating and management agreement. Glacial Lakes claims that Granite Falls wrongfully terminated the agreement and seeks damages of approximately $5,300,000 in lost revenues and lost profits, of which $1,143,290 has been accrued as of October 31, 2007 based on management estimates. Granite Falls is vigorously defending itself in this action and has filed its answering statement and counterclaim in response to Glacial Lakes’ demand for arbitration. The counterclaim requests a judgment against Glacial Lakes for (a) the $300,000 paid to the Minnesota Pollution Control Agency (“MPCA”) plus expenses, (b) at least $1,000,000 in economic harm associated with the “ramp down” in production required by the MPCA, and (c) at least $10,000,000 in economic harm associated with lost capacity associated with improper permitting, all of which are costs that should have been avoided had Glacial Lakes properly managed the environmental permitting process while it was managing the construction and startup of operations of Granite Falls as required by the operating and management agreement.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
We did not submit any matter to a vote of our unit holders through the solicitation of proxies or otherwise during the fourth fiscal quarter of 2007.
PART II
Item 5. MARKET FOR COMMON EQUITY AND RELATED MEMBER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.
As of October 31, 2007, we had approximately 983 unit holders of record.
There is no public trading market for our units.
However, we have established through Alerus Securities a Unit Trading Bulletin Board, a private online matching service, in order to facilitate trading among our members. The Unit Trading Bulletin Board has been designed to comply with federal tax laws and IRS regulations establishing a “qualified matching service,” as well as state and federal securities laws. Our Unit Trading Bulletin Board consists of an electronic bulletin board that provides a list of interested buyers with a list of interested sellers, along with their non-firm price quotes. The Unit Trading Bulletin Board does not automatically affect matches between potential sellers and buyers and it is the sole responsibility of sellers and buyers to contact each other to make a determination as to whether an agreement to transfer units may be reached. We do not become involved in any purchase or sale negotiations arising from our Unit Trading Bulletin Board and have no role in effecting the transactions beyond approval, as required under our member control agreement, and the issuance of new certificates. We do not give advice regarding the merits or shortcomings of any particular transaction. We do not receive, transfer or hold funds or securities as an incident of operating the Unit Trading Bulletin Board. We do not receive any compensation for creating or maintaining the Unit Trading Bulletin Board. In advertising our qualified matching service, we do not characterize Granite Falls Energy as being a broker or dealer or an exchange. We do not use the Unit Trading Bulletin Board to offer to buy or sell securities other than in compliance with the securities laws, including any applicable registration requirements.
There are detailed timelines that must be followed under the Unit Trading Bulletin Board Rules and Procedures with respect to offers and sales of membership units. All transactions must comply with the Unit Trading Bulletin Board Rules, our member control agreement, and are subject to approval by our board of governors.
The following table contains historical information by fiscal quarter for the past two fiscal years regarding the actual unit transactions that were completed by our unit-holders during the periods specified. We believe this most accurately represents the current trading value of the Company’s units. The information was compiled by reviewing the completed unit transfers that occurred on our qualified matching service bulletin board during the quarters indicated.

Completed Unit Transactions
	Low Per	High Per
Fiscal Quarter	Unit Price	Unit Price
2006 1st	$—	$—
2006 2nd	$—	$—
2006 3rd	$—	$—
2006 4th	$5,500	$6,000
2007 1st	$4,000	$5,650
2007 2nd	$2,800	$3,700
2007 3rd	$2,750	$3,950
2007 4th	$2,750	$3,025
As a limited liability company, we are required to restrict the transfers of our membership units in order to preserve our partnership tax status. Our membership units may not be traded on any established securities market or readily trade on a secondary market (or the substantial equivalent thereof). All transfers are subject to a determination that the transfer will not cause Granite Falls to be deemed a publicly traded partnership.
Distributions
On March 15, 2007, the board of governors declared a cash distribution of $100 per membership unit for total distribution of $3,115,600 to unit holders of record as of April 1, 2007. This distribution was paid on April 3, 2007. On October 19, 2007, the board of governors declared a cash distribution of $200 per membership unit for a total distribution of $6,231,200 to unit holders of record as of October 1, 2007. This distribution was paid on November 30, 2007. These two distributions are in addition to the distribution of $320.96 per unit or $9,999,830 for unit holders of record as of June 30, 2006 declared by the board of governors on July 10, 2006. The 2006 distribution was paid on July 31, 2006. Our board of governors has complete discretion over the timing and amount of distributions to our unit holders, however, our member control agreement requires the board of governors to endeavor to make cash distributions at such times and in such amounts as will permit our unit holders to satisfy their income tax liability in a timely fashion.
Item 6. MANAGEMENT’S DISCUSSION AND ANALYSIS.
This report contains forward-looking statements that involve significant risks and uncertainties. The following discussion, which focuses on our plan of operation through the commencement of operations of the plant, consists almost entirely of forward-looking information and statements. Actual events or results may differ materially from those indicated or anticipated, as discussed in the section entitled “Forward Looking Statements.” This may occur as a result of many factors, including those set forth in Item 1, “Description of Business—Risk Factors.” The following discussion of our financial condition and plan of operation should also be read in conjunction with our financial statements and notes to financial statements contained in this report.
Overview
Granite Falls Energy, LLC is a Minnesota limited liability company currently producing fuel-grade ethanol and distillers grains for sale. Our plant has an approximate production capacity of 50 million gallons per year, although our environmental permits only allowed us to produce up to 45 million gallons of undenatured ethanol on an annualized basis. We expect to fund our operations during the next 12 months using cash flow from continuing operations and our credit facilities.
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
We are in the process of implementing corn oil separation technology at our ethanol plant. We have entered into construction agreements with contractors to design and install an oil separator system to recover crude corn oil from syrup. Based on preliminary engineering design, the cost of the project is approximately $775,000. It is anticipated that the project will be operational in April 2008 and the project will be funded from cash flow from current operations.
As of the date of this report, we have 37 employees. Ten of these employees are involved primarily in management and administration. The remaining 27 employees are involved primarily in plant operations. We do not currently anticipate any significant change in the number of employees at our plant.
Results of Operations
Comparison of Fiscal Years Ended October 31, 2007 and 2006.
The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the fiscal years ended October 31, 2007 and October 31, 2006. Since our plant did not become operational until November 2005, we are not able to provide comparable financial information for the fiscal years ended October 31, 2006 and October 31, 2005. If you undertake your own comparison of our fiscal year ended October 31, 2006 and our fiscal year ended 2005, it is important you keep this in mind.

	Fiscal Year Ended		Fiscal Year Ended
	October 31, 2007		October 31, 2006
Income Statement Data	Amount	Percent	Amount	Percent
Revenues	$94,776,725	100.0%	$93,549,478	100.0%

Cost of Sales	$75,772,701	79.9%	$54,539,754	58.3%

Gross Profit	$19,004,024	20.1%	$39,009,724	41.7%

Operating Expenses	$2,807,130	3.0%	$2,894,018	3.1%

Operating Income	$16,196,894	17.1%	$36,115,706	38.6%

Interest Expense	$(730,616)	(0.8)%	$(2,258,023)	(2.4)%

Government Programs and other Income	$74,605	0.1%	$684,826	0.7%

Interest Income	$390,858	0.4%	$203,159	0.2%

Net Income	$15,931,741	16.8%	$34,745,668	37.1%

Revenues
Our revenues from operations come from two primary sources: sales of fuel ethanol and sales of distillers grains. The following table shows the sources of our revenue for the fiscal year ended October 31, 2007:

		Percentage of
	Amount	Total Revenue
Revenue Sources
Ethanol Sales	$84,497,958	89.2%
Distillers Grains Sales	10,278,767	10.8%

Total Revenue	$94,776,725	100.0%

The following table shows the sources of our revenue for the fiscal year ended October 31, 2006:

		Percentage of
	Amount	Total Revenue
Revenue Sources
Ethanol Sales	$86,159,069	92.1%
Distillers Grains Sales	7,390,409	7.9%

Total Revenue	$93,549,478	100.0%

The decrease in ethanol revenues from fiscal year 2007 compared to fiscal year 2006 is due primarily to the reduction in the price we received for our ethanol. Net gallons of denatured ethanol sold in fiscal 2007 increased approximately 3.25% over fiscal 2006. The average per gallon price we received for our ethanol sold for 2007 decreased approximately 5% compared to the twelve months ended October 31, 2006. Revenue from distillers grains increased by approximately 39% in 2007 compared to 2006 due to an approximately 11% increase in distillers grains production and an approximately 25% increase in prices. In addition, change in the fair value of derivatives decreased revenue by 0.8% in our fiscal year ended October 31, 2007, compared to an increase of 0.8% in our fiscal year ended October 31, 2006.
We expect the sale price of fuel ethanol to remain steady based on information from our marketer. See “Plan of Operations for the Next 12 Months—Trends and Uncertainties Impacting the Ethanol and Distillers Grains Industries and Our Revenues.” We anticipate producing at a rate of 45 million gallons of undenatured ethanol per year, approximately 10% under our plant’s capacity. We expect strong demand for ethanol to keep ethanol price levels strong for the first half of our 2008 fiscal year. However, we are guardedly watching the spread between the price of ethanol and reformulated gasoline, as we believe this factor has significant influence over ethanol usage in the United States. We expect the percentage of revenue from the sale of distillers grains to remain steady during the first half of our 2008 fiscal year due to continued strong price levels for distillers grains.
Cost of Sales
Cost of sales for our products for the fiscal year ended October 31, 2007, was $75,772,701 or 79.9% of our revenues. This is a significant increase from our cost of sales for our fiscal year ended October 31, 2006, which was $54,539,754 or 58.3% of our revenues. The increase in our cost of sales was offset by derivative gains of $6,200,000 in our fiscal year ended October 31, 2007, compared to a derivative loss of $1,500,000 in our fiscal year ended October 31, 2006. We expect that cost of sales as a percentage of revenue for the fiscal year ended October 31, 2008 may increase if corn prices continue to increase and fuel ethanol prices remain steady.
We expect cost of sales on a per gallon sold basis to increase during the first half of our 2008 fiscal year. Our two largest costs of production are corn (65.4% of cost of sales for the fiscal year ended October 31, 2007) and natural gas (3.0% of cost of sales for the fiscal year ended October 31, 2007). Both of these costs are affected by factors largely out of our control. Corn costs significantly impact our cost of goods sold. On January 11, 2008, the United States Department of Agriculture (“USDA”) released its Crop Production report, which estimated the 2007 grain corn crop at 13.07 billion bushels, which is 24 percent larger than the 2006 corn crop. Despite the large 2007 corn crop, corn prices have increased sharply since 2006 and remained high throughout 2007. We expect corn prices to remain at current price levels well into 2008. Increases in corn prices may negatively impact our profitability by increasing our cost of goods and reducing our net operating income. Variables such as planting conditions and the number of acres planted to corn will likely cause market uncertainty and create corn price volatility as the 2008 growing season begins. Domestic and export demand for U.S. corn is at an all time high. In addition, newly constructed ethanol plants and expansions of existing plants in our geographic area may lead to increased demand for corn, higher prices and possibly an inadequate supply of corn from local producers.

Natural gas has most recently been priced in the upper 30% of its historical averages. We expect continued volatility in the natural gas market. Global demand for natural gas is expected to continue to increase, which may further drive up prices. Any ongoing increases in the price of natural gas will increase our cost of production and may negatively impact our profit margins.
Operating Income
Our income from operations for fiscal year 2007 totaled approximately $15,931,000 compared to $34,745,000 for fiscal year 2006. This was a result of our steady sales revenue for fiscal year 2007, which was offset by the increase in cost of goods sold as a percentage of revenues for the same period.
Operating Expense
Our general and administrative expenses for the fiscal year ended October 31, 2007, were $2,807,130 or 3.0% of our revenues. Our general and administrative expenses for fiscal year ended 2007 is consistent with our 2006 general and administrative expenses of $2,894,018 or 3.1% of our revenues. The slight decrease in general and administrative expenses as a percentage of revenues is due in part to increasing internal efficiency. We expect that general and administrative expenses to remain steady as a percentage of revenues for our 2008 fiscal year, with the exception of any negotiated final payment of management fees to Glacial Lakes.
Contracting Activity
Farmers Cooperative Elevator Company supplies our corn. Aventine Renewable Energy markets our ethanol, and CHS, Inc. markets our distillers grains by rail and truck. Each of these contracts are critical to our success and we are very dependent on each of these companies. We are independently marketing a portion of our distillers grains to local markets; however, if local markets do not support competitive prices we may market all of our distillers grains through CHS, Inc.
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
Trends and Uncertainties Impacting the Ethanol and Distillers Grains Industries and Our Future Revenues
Our revenues primarily consist of sales of the ethanol and distillers grains we produce. Ethanol sales constitute the majority of our revenues. Our ethanol sales price levels tended to decline during the last quarter of our fiscal year ended October 31, 2007. However, subsequent to our fiscal year end ethanol prices have risen due to strong demand. Increased demand, firm crude oil and gas markets, public acceptance, and positive political signals have all contributed to the relative stability of ethanol prices. However, due to the anticipated increase in the supply of ethanol from new ethanol plants scheduled to begin production and the expansion of currently operational plants, current price levels are subject to downward pressure at some point during our fiscal year ended October 31, 2008. In order to sustain these higher price levels, management believes the industry will need to continue to grow demand to offset the increased supply brought to the market place by additional production.
Demand for ethanol may also increase as a result of increased consumption of E85 fuel. E85 fuel is a blend of 70% to 85% ethanol and gasoline. According to the National Ethanol Vehicle Coalition, there are currently 5.0 million Flex Fuel Vehicles (“FFVs”) capable of operating on E-85 in the United States, and 31 models varying automakers will be available in 2008.

Ethanol production continues to grow as additional plants become operational. According to the Renewable Fuels Association (as of December 18, 2007), there are currently 135 ethanol plants in operation nationwide that have the capacity to annually produce approximately 7.4 billion gallons. In addition, there are 65 new ethanol plants and 9 expansions of existing ethanol plants under construction constituting another 6.0 billion gallons of annual capacity.
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
Increased ethanol production has led to increased availability of distillers grains, which has resulted in a larger supply. Continued increased supply of dried distillers grains on the market from other plants could reduce the price we will be able to charge for our distillers dried grains. This could have a negative impact on our revenues. However, during the fiscal year ended October 31, 2007, prices for distillers grains in our local market have increased as more users of animal feed (for cattle, poultry and swine) are becoming familiar with distillers grains and beginning to incorporate our distillers grains into their rations instead of using corn. We expect the price for distillers gains in our local market area to remain strong during the first half of our 2008 fiscal year.
Trends and Uncertainties Impacting the Corn and Natural Gas Markets and Our Future Cost of Goods Sold
Our costs of our goods consist primarily of costs relating to the corn and natural gas supplies necessary to produce ethanol and distillers grains for sale. We grind approximately 1,500,000 bushels of corn each month. On January 11, 2008, the United States Department of Agriculture (“USDA”) released its Crop Production report, which estimated the 2007 grain corn crop at 13.07 billion bushels, which is 24 percent larger than the 2006 corn crop. Despite the large 2007 corn crop, corn prices have increased sharply since 2006 and remained high throughout 2007. We expect corn prices to remain at current price levels well into 2008. Any Increases in corn prices may negatively impact our profitability by increasing our cost of goods and reducing our net operating income. We attempt to use hedging strategies to minimize our exposure to corn price movements; however, there is no guarantee or assurance that our hedging strategies will be effective.
Natural gas is also an important input commodity to our manufacturing process. Our natural gas usage is approximately 125,000 million British thermal units (mmBTU) per month. We use natural gas to (a) operate a boiler that provides steam used in the production process, (b) operate the thermal oxidizer that helps us comply with emissions requirements, and (c) dry our distillers grain products to moisture contents at which they can be stored for long periods of time, and can be transported greater distances. The most recent declines in natural gas values are attributed to an increased volume of stored natural gas in the United States market. We would expect the natural gas market to continue to be a volatile market with demand that continues worldwide. Granite Falls Energy continues to work to find ways to limit its natural gas price risk through efficient usage practices, research of new technologies, and pricing and hedging strategies. We have secured a marketing firm and an energy consultant for our natural gas, and will work with them on an ongoing basis to mitigate our exposure to volatile gas prices.
Commodity Price Risk Protection
We seek to minimize the risks from fluctuations in the prices of corn, ethanol and natural gas through the use of derivative instruments. In practice, as markets move, we actively manage our risk and adjust hedging strategies as appropriate. We do not use hedge accounting which would match the gain or loss on our hedge positions to the specific commodity contracts being hedged. Instead, we are using fair value accounting for our hedge positions, which means that as the current market price of our hedge positions changes, the gains and losses are immediately recognized in our cost of goods sold. The immediate recognition of hedging gains and losses under fair value accounting can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.

As of October 31, 2007, the fair values of our derivative instruments are reflected as a liability in the amount of $247,038. There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of corn, ethanol or natural gas. However, it is likely that commodity cash prices will have the greatest impact on the derivative instruments with delivery dates nearest the current cash price. As we move forward, additional protection may be necessary. As the prices of these hedged commodities move in reaction to market trends and information, our statement of operations will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for the Company.
As of October 31, 2007, we had entered into derivative instruments to hedge (a) 4,995,000 bushels of our future corn purchases through December 2008, and (b) 11,562,000 gallons of our future ethanol sales through December 2008, to the extent considered necessary for minimizing risk from future market price fluctuations. We have used various option contracts as vehicles for these hedges.
As of October 31, 2007, we had price protection in place for approximately 53% of our natural gas needs through March 2008. As we move forward, we may determine that additional price protection for natural gas purchases is necessary to reduce our susceptibility to price increases. However, we may not be able to secure natural gas for prices less than current market price and we may not recover high costs of production resulting from high natural gas prices, which may raise our costs of production and reduce our net income.
The hedge accounts are reported at fair value as designated by the broker. We have categorized the cash flows related to the hedging activities in the same category as the item being hedged. We expect substantially all of hedge position outstanding as of October 31, 2007 to be realized and recognized by October 31, 2008.
Liquidity and Capital Resources
Comparison of Fiscal Years Ended October 31, 2007 and 2006.

	Year ended October 31,
	2007	2006
Cash and Cash Equivalents	$3,963,425	$13,403,414
Current Assets	$15,901,679	$25,028,447
Total Assets	$70,617,960	$80,855,925
Current Liabilities	$10,908,043	$8,239,080
Long Term Liabilities	$518,868	$20,010,737
Total Members Equity	$59,191,049	$52,606,108
Total Distributions Paid to Members	$9,346,800	$9,999,830
At our fiscal year ended October 31, 2007, we were in compliance with the covenants contained in our applicable debt agreements.
Cash Flow From Operations. The net cash flow provided from operating activities decreased from $32,862,366 to $22,260,764 between 2006 and 2007 primarily due to a decrease in net income and changes in derivative instruments, prepaid expenses and accrued liabilities. Our capital needs are being adequately met through cash from our operating activities and our current credit facilities.
The decrease resulting from reduced net income was partially improved by changes in derivative instruments. Because we do not use hedge accounting, we expect large fluctuations in the values of our derivative instruments. For the fiscal year ended October 31, 2007 we benefited from our derivatives. We anticipate the value of our derivative instruments to continue to fluctuate.

Distributions to Unit Holders
On July 10, 2006, the board of governors declared a cash distribution of $320.96 per unit or $9,999,830 for unit holders of record as of June 30, 2006. This distribution was paid on July 31, 2006.
On March 15, 2007, the board of governors declared a cash distribution of $100 per membership unit for total distribution of $3,115,600 to unit holders of record as of April 1, 2007. This distribution was paid on April 3, 2007.
On October 19, 2007, the board of governors declared a cash distribution of $200 per membership unit for a total distribution of $6,231,200 to unit holders of record as of October 1, 2007. This distribution was paid on November 30, 2007.
Short-Term Debt Sources
On December 16, 2004, the Company entered into a Loan Agreement with First National Bank of Omaha (the “FNBO”) for the purpose of funding a portion of the cost of the fuel ethanol plant. The revolving line of credit expired on March 30, 2007. However, we currently have a credit facility for the issuance of up to $1,000,000 in stand-by letters of credit, of which we have issued a total of approximately $892,000 at October 31, 2007. On December 7, 2007, subsequent to our fiscal year end, Trinity released its letter of credit in the amount of $281,250. Trinity’s release of its letter of credit reduced our total balance of issued letters of credit to $610,750.
In November 2007 we entered into a Loan Agreement for a $10,000,000 revolving line of credit loan at Minnwest Bank M.V. in Marshall, Minnesota. As of January 18, 2008, we had an outstanding balance of approximately zero on our line of credit at Minnwest Bank. The interest rate on our $10,000,000 revolving line of credit loan at Minnwest Bank is at 0.75 percentage points under the prime rate as reported by the Wall Street Journal, which calculation resulted in an initial interest rate of 6.75 percent. Subsequent to our fiscal year ended October 31, 2007, we transferred our letters of credit in the amount of $610,750 from FNBO to Minnwest Bank.
Long-Term Debt Sources
We have paid off our term loans with FNBO and received a release of FNBO’s security interest in all of our tangible and intangible property, real and personal, which had served as collateral for our term loans. The following table shows the outstanding balance of our notes with FNBO as of the end of our last fiscal year ended October 31, 2006 and as of our fiscal year ended October 31, 2007.

Long-Term Debt Payoff Schedule Since October 31, 2006

	Principal Payment
	Date	Amount
FNBO Swap Note
Balance as of 10/31/2006			$16,395,269
	12/11/2006	$313,042
	3/12/2007	$321,213
	3/16/2007	$15,761,014

Balance as of 10/31/2007			$0

FNBO Variable Note
Balance as of 10/31/2006			$6,235,964
	12/11/2006	$467,697
	3/12/2007	$483,096
	5/18/2007	$2,800,000
	6/11/2007	$505,041
	6/21/2007	$1,980,130

Balance as of 10/31/2007			$0

At October 31, 2007, we had an annual servicing fee of $30,000 (first charged when the construction loan was converted to the term loans, which occurred on March 10, 2006) payable to FNBO. Additionally, we historically paid FNBO, quarterly, an unused commitment fee equal to 0.375% per annum on the unused portion of the $5,000,000 Long-Term Revolver. The transition of our revolver from FNBO to Minnwest Bank relieves us of the above-described commitment fees.
Summary of notes payable under our EDA Loans:
Note payable to City of Granite Falls/Minnesota Investment Fund, bearing interest of 1.00% due in semi-annual installments of $4,030, payable in full on June 15, 2014, secured by a second mortgage on all assets. The outstanding balance at October 31, 2007 was $412,209.
Note payable to City of Granite Falls/Western Minnesota Revolving Loan Fund, bearing interest of 5.00% due in quarterly installments of $15,807, payable in full on June 15, 2016, secured by a second mortgage on all assets. The outstanding balance at October 31, 2007 was $87,698.
Note payable to City of Granite Falls/Chippewa County, bearing interest of 3.00% due in semi-annual installments of $6,109, payable in full on June 15, 2021, secured by a second mortgage on all assets. The outstanding balance at October 31, 2007 was $91,582.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.
Employees
We currently have 37 full-time employees. See “DESCRIPTION OF BUSINESS — Employees.”
Application of Critical Accounting Estimates
Revenue Recognition
Revenue from the sale of ethanol and distillers grains is recorded when title transfers to the customer, which occurs when the product is loaded into the railcar or truck. Shipping costs incurred by the Company in the sale of ethanol are not specifically identifiable and as a result, revenue from the sale of ethanol is recorded based on the net selling price reported to the Company from the marketer. Shipping costs incurred by the Company in the sale of distillers grains are included in cost of goods sold.

Amounts received under incentive programs from the United States Department of Agriculture are recognized as other income when the Company has sold the ethanol and completed all the known requirements of the incentive program.
Derivative Instruments
The Company accounts for derivatives in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires the recognition of derivatives in the balance sheet and the measurement of these instruments at fair value.
In order for a derivative to qualify as a hedge, specific criteria must be met and appropriate documentation maintained. Gains and losses from derivatives that do not qualify as hedges, or are undesignated, must be recognized immediately in earnings. If the derivative does qualify as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will be either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. Changes in the fair value of derivatives that do not qualify as a hedge or is not designated as a hedge, are recorded currently in earnings.
Additionally, SFAS No. 133 requires a company to evaluate its contracts to determine whether the contracts are derivatives. Certain contracts that literally meet the definition of a derivative may be exempted as “normal purchases or normal sales”. Normal purchases and normal sales are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business. Contracts that meet the requirements of normal are documented as normal and exempted from the accounting and reporting requirements of SFAS No. 133, and therefore, are not marked to market in our financial statements.
Asset Impairment
In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition of construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the assets; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.
Recoverability is assumed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use of the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.
Environmental Liabilities
The Company’s operations are subject to various environmental laws and regulations. The Company has adopted policies, practices, and procedures in the areas of pollution control, occupational health, and the production, handling, storage and use of hazardous materials to prevent material environmental or other damage, and to limit the liability, if any, which could result from failure in any of these areas. Environmental liabilities are recorded when the liability is probable and the future costs can reasonably estimated.

Legal Contingencies
As required by Financial Accounting Standards Board Statement No. 5 “Accounting for Contingencies” (FAS 5), the Company determines whether an estimated loss from a loss contingency should be accrued by assessing whether a loss is deemed probable and the loss amount can be reasonably estimated. Estimates of potential outcomes of these contingencies are developed in consultation with outside counsel. While this assessment is based upon all available information, arbitration is inherently uncertain and the actual liability to fully resolve this arbitration cannot be predicted with any assurance of accuracy. Final settlement of these matters could possibly result in significant effects on the results of operations, cash flows and financial position.

Item 7. FINANCIAL STATEMENTS.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Governors
Granite Falls Energy, LLC
Granite Falls, MN
We have audited the accompanying balance sheet of Granite Falls Energy, LLC as of October 31, 2007 and the related statements of operations, changes in members’ equity, and cash flows for the years ended October 31, 2007 and 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Granite Falls Energy, LLC as of October 31, 2007, and the results of their operations and their cash flows for the years ended October 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.
/s/ Boulay, Heutmaker, Zibell & Co. P.L.L.P.
Certified Public Accountants
Minneapolis, Minnesota
January 22, 2008

GRANITE FALLS ENERGY, LLC
Balance Sheet

October 31,
2007
ASSETS
Current Assets
Cash and cash equivalents	$3,963,425
Restricted cash	1,929,493
Accounts receivable — primarily related party	4,975,624
Inventory	3,811,770
Prepaid expenses and other current assets	1,221,367

Total Current Assets	15,901,679

Property, Plant and Equipment
Land and improvements	3,490,107
Railroad improvements	4,127,738
Process equipment and tanks	58,209,666
Administration building	279,734
Office equipment	130,732
Rolling stock	554,058
Construction in progress	268,128

67,060,163
Less accumulated depreciation	12,382,375

Net Property, Plant and Equipment	54,677,788

Other Assets
Financing costs, net of amortization	38,493

Total Assets	$70,617,960

LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$72,612
Accounts payable	1,411,455
Corn payable to FCE — related party	968,557
Derivative instruments	247,038
Accrued liabilities	1,977,181
Distribution payable	6,231,200

Total Current Liabilities	10,908,043

Long-Term Debt, less current portion	518,868

Commitments and Contingencies

Members’ Equity, 31,156 units authorized, issued, and outstanding	59,191,049

Total Liabilities and Members’ Equity	$70,617,960

Notes to Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC
Statement of Operations

	Fiscal Years Ended October 31,
	2007	2006

Revenues — primarily related party	$94,776,725	$93,549,478

Cost of Goods Sold — primarily related party	75,772,701	54,539,754

Gross Profit	19,004,024	39,009,724

Operating Expenses	2,807,130	2,894,018

Operating Income	16,196,894	36,115,706

Other Income (Expense)
Interest income	390,858	203,159
Other income	74,605	759
Interest expense	(730,616)	(2,258,023)
Government programs	—	684,067

Total other expense, net	(265,153)	(1,370,038)

Net Income	$15,931,741	$34,745,668

Weighted Average Units Outstanding — Basic and Diluted	31,156	31,156

Net Income Per Unit — Basic and Diluted	$511.35	$1,115.22

Distributions Per Unit — Basic and Diluted	$300.00	$320.96

Notes to Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC
Statement of Changes in Members’ Equity

Balance — October 31, 2005	$27,812,470

Capital contributions:
Forgiveness of long-term debt	47,800

Member distributions	(9,999,830)

Net income for the year ended October 31, 2006	34,745,668

Balance — October 31, 2006	$52,606,108

Member distributions paid	(3,115,600)

Member distributions declared	(6,321,200)

Net income for the year ended October 31, 2007	15,931,741

Balance — October 31, 2007	$59,101,049

Notes to Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC
Statements of Cash Flows

	Fiscal Years Ended October 31,
	2007	2006
Cash Flows from Operating Activities
Net Income	$15,931,741	$34,745,668
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	6,906,148	5,957,658
Change in fair value of derivative instruments	(6,530,728)	(2,678,519)
Changes in assets and liabilities:
Restricted cash	(1,104,537)	(824,956)
Derivative instruments	10,844,047	(488,406)
Accounts receivable	(443,550)	(4,532,074)
Inventory	(1,718,815)	(1,614,748)
Prepaid expenses and other current assets	(1,112,600)	(465,312)
Accounts payable	(937,679)	1,382,428
Accrued liabilities	426,737	1,380,627

Net Cash Provided by Operating Activities	22,260,764	32,862,366

Cash Flows from Investing Activities
Capital expenditures	(698,328)	(1,539,358)
Construction in process	(5,184,108)	(5,688,810)

Net Cash Used in Investing Activities	(5,882,436)	(7,228,168)

Cash Flows from Financing Activities
Net proceeds on short-term notes payable	—	9,615,476
Proceeds on long-term debt	—	700,000
Payments on revolving line of credit	—	(1,090,000)
Payments on long-term revolver	—	(5,000,000)
Regular principal payments on long-term debt	(22,702,717)	(6,405,803)
Payments for deferred financing costs	—	(55,157)
Member distributions paid	(3,115,600)	(9,999,830)

Net Cash Used in Financing Activities	(25,818,317)	(12,235,314)

Net Increase (Decrease) in Cash and Cash Equivalents	(9,439,989)	13,398,884

Cash and Cash Equivalents – Beginning of Period	13,403,414	4,530

Cash and Cash Equivalents – End of Period	$3,963,425	$13,403,414

Supplemental Cash Flow Information

Cash paid during the period for:
Interest expense	$1,010,330	$2,258,023

Capitalized interest	$—	$54,141

Supplemental Disclosure of Noncash Investing, Operating and Financing Activities

Construction costs in accounts payable	$87,485	$87,485

Forgiveness of long-term debt	$—	$47,800

Notes to Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC
Notes to Financial Statements
October 31, 2007
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accompanying audited financial statements of Granite Falls Energy, LLC have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As used in this report in Form 10-KSB, the “Company” represents Granite Falls Energy, LLC (“GFE”).
Nature of Business
Granite Falls Energy, LLC is a Minnesota limited liability company operating an ethanol manufacturing facility near Granite Falls, Minnesota. On November 13, 2005, the Company began plant operations and is currently producing fuel-grade ethanol and distillers grains for sale. GFE’s plant has an approximate production capacity of 50 million gallons per year, although its current environmental permit is for 45 million gallons of undenatured ethanol annually. The Company sells its production of ethanol and distillers grains within the United States.
Fiscal Reporting Periods
The Company has adopted a fiscal year ending October 31 for financial reporting purposes.
Accounting Estimates
Management uses estimates and assumptions in preparing these financial statements in accordance with accounting principles generally accepted in the United States of America. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from those estimates. Significant estimates that may change in the near term include the contingencies disclosed in Note 11.
Revenue Recognition
Revenue from the sale of ethanol and distillers grains is recorded when title transfers to the customer, which occurs when the product is loaded into the railcar or truck. Shipping costs incurred by the Company in the sale of ethanol are not specifically identifiable and as a result, revenue from the sale of ethanol is recorded based on the net selling price reported to the Company from the marketer. Shipping costs incurred by the Company in the sale of distillers grains are included in cost of goods sold.
In accordance with the Company’s agreements for the marketing and sale of ethanol and related products, commissions due to the marketers are deducted from the gross sales price at the time payment is remitted to the Company. Ethanol sales are recorded net of commissions of approximately $652,000 and $654,000 for the years ended October 31, 2007 and 2006, respectively. Distillers grain sales are recorded net of commissions of approximately $98,000 and $65,000 for the years ended October 31, 2007 and 2006 respectively.
Amounts received under incentive programs from the United States Department of Agriculture are recognized as other income when the Company has sold the ethanol and completed all the known requirements of the incentive program.
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company maintains it accounts primarily at two financial institutions, of which one is a member of the Company. At times throughout the year, the Company’s cash and cash equivalent balances, which include money market funds with a maturity of less then three months, may exceed amounts insured by the Federal Deposit Insurance Corporation. At October 31, 2007, such money market funds approximated $3,140,000. The Company does not believe it is exposed to any significant credit risk on its cash and cash equivalents.

GRANITE FALLS ENERGY, LLC
Notes to Financial Statements
October 31, 2007
Restricted Cash
The Company has restricted cash related to broker margin requirements on the Company’s derivative account as discussed below.
Accounts Receivable
Credit terms are extended to customers in the normal course of business. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral.
Accounts receivable are recorded at their estimated net realizable value. The Company follows a policy of providing an allowance for doubtful accounts; however, based on historical experience, and its evaluation of the current status of receivables, the Company is of the belief that such accounts will be collectible in all material respects and thus an allowance is not necessary. Accounts are considered past due if payment is not made on a timely basis in accordance with the Company’s credit terms. Accounts considered uncollectible are written off. At October 31, 2007 the Company had 83% of its accounts receivable balance, and 89% of its revenue, from its ethanol marketer, Aventine Renewable Energy, Inc. (“Aventine”), who is also a member. For the year ended October 31, 2006 the Company had 91% of its revenue from Aventine.
Inventory
Inventory consists of raw materials, supplies, work in process, and finished goods. Corn is the primary raw material and, along with other chemicals and ingredients, is stated at the lower of average cost or market. Finished goods consist of ethanol and distillers grains produced, and are stated at the lower of average cost or market. The Company purchases all of its corn from Farmers Cooperative Elevator (FCE), who is also a member.
Deferred Financing Costs
Costs related to the Company’s debt financing discussed in Note 5 have been capitalized as incurred. The Company amortizes these costs over the term of the loan using the effective interest method.
Property, Plant, and Equipment
Property, plant, and equipment are stated at cost. Depreciation is computed over estimated useful lives by use of the straight-line method. Maintenance and repairs are expensed as incurred; major improvements and betterments are capitalized. Interest was capitalized during the construction period.
Asset Impairment
In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the assets; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.
Recoverability is assumed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use of the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

GRANITE FALLS ENERGY, LLC
Notes to Financial Statements
October 31, 2007
Fair Value of Financial Instruments
The carrying value of cash and cash equivalents and restricted cash approximates their fair value.
The Company believes the carrying amount of derivative instruments and investments approximates fair value based on quoted market prices.
It is not currently practicable to estimate fair value of long-term debt since these agreements contain certain unique terms, conditions, covenants, and restrictions, as discussed in Notes 4 and 5, which were negotiated at arm’s length. As such, there are no readily determinable similar instruments on which to base an estimate of fair value.
Derivative Instruments
The Company accounts for derivatives in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires the recognition of derivatives in the balance sheet and the measurement of these instruments at fair value.
In order for a derivative to qualify as a hedge, specific criteria must be met and appropriate documentation maintained. Gains and losses from derivatives that do not qualify as hedges, or are undesignated, must be recognized immediately in earnings. If the derivative does qualify as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will be either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. Changes in the fair value of derivatives that do not qualify as a hedge or is not designated as a hedge, are recorded currently in earnings.
Additionally, SFAS No. 133 requires a company to evaluate its contracts to determine whether the contracts are derivatives. Certain contracts that literally meet the definition of a derivative may be exempted as “normal purchases or normal sales”. Normal purchases and normal sales are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business. Contracts that meet the requirements of normal are documented as normal and exempted from the accounting and reporting requirements of SFAS No. 133, and therefore, are not marked to market in our financial statements.
Income Taxes
The Company is treated as a partnership for federal and state income tax purposes and generally does not incur income taxes. Instead, its earnings and losses are included in the income tax returns of the members. Therefore, no provision or liability for federal or state income taxes has been included in these financial statements. During the third quarter of fiscal year 2007, the Company changed its tax year to December 31, however the financial reporting year end will not change from October 31. In the third quarter the Company was required to make a federal income tax deposit of $787,757 for certain member holders, which is included in prepaid expenses and other current assets as of October 31, 2007. This deposit is anticipated to be refunded after the second quarter of fiscal 2008, due to the December 31 tax reporting year end.
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

GRANITE FALLS ENERGY, LLC
Notes to Financial Statements
October 31, 2007
Environmental Liabilities
The Company’s operations are subject to various environmental laws and regulations.  The Company has adopted policies, practices, and procedures in the areas of pollution control, occupational health, and the production, handling, storage and use of hazardous materials to prevent material environmental or other damage, and to limit the liability, if any, which could result from failure in any of these areas.  Environmental liabilities are recorded when the liability is probable and the future costs can reasonably estimated (discussed further in Note 11).]
Legal Contingencies
As required by Financial Accounting Standards Board Statement No. 5 “Accounting for Contingencies” (FAS 5), the Company determines whether an estimated loss from a loss contingency should be accrued by assessing whether a loss is deemed probable and the loss amount can be reasonably estimated. Estimates of potential outcomes of these contingencies are developed in consultation with outside counsel. While this assessment is based upon all available information, arbitration is inherently uncertain and the actual liability to fully resolve this arbitration cannot be predicted with any assurance of accuracy. Final settlement of these matters could possibly result in significant effects on the results of operations, cash flows and financial position.
Net Income per Unit
Basic net income per unit is computed by dividing net income by the weighted average number of members’ units outstanding during the period. Diluted net income per unit is computed by dividing net income by the weighted average number of members’ units and members’ unit equivalents outstanding during the period. There were no member unit equivalents outstanding during the periods presented; accordingly, for all periods presented, the Company’s basic and diluted net income per unit are the same.
Recently Issued Accounting Pronouncements
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measurements.  SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The statement is effective for financial assets and liabilities in financial statements issued for fiscal years beginning after November 15, 2007. It is effective for non-financial assets and liabilities in financial statements issued for fiscal years beginning after November 15, 2008. The Company is currently evaluating the effect that the adoption of SFAS 157 will have, if any, on its results of operations, financial position and related disclosures, but does not expect it to have a material impact on the financial statements.
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities, which included an amendment to FASB 115. This statement provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Company is in the process of evaluating the effect, if any, that the adoption of SFAS No.159 will have on its results of operations and financial position.
2. INVENTORY
Inventories consist of the following at October 31, 2007:

Raw materials	$1,595,185
Spare parts	461,601
Work in process	515,665
Finished goods	1,239,319

Totals	$3,811,770

GRANITE FALLS ENERGY, LLC
Notes to Financial Statements
October 31, 2007
3. DERIVATIVE INSTRUMENTS
As of October 31, 2007, the Company has entered into derivative instruments to hedge 4,995,000 bushels of its future corn purchases through December 2008, and 11,562,000 gallons of its future ethanol sales through December 2008 to the extent considered necessary for minimizing risk from commodity market price fluctuations. The Company has uses various option contracts as vehicles for these hedges.
At October 31, 2007, the Company had recorded a liability for these derivative instruments discussed above of $247,038. Although the derivative instruments may not be designated as, and accounted for, as a fair value or cash flow hedges, management believes they are effective economic hedges of specified risks. The Company has recorded a decrease in revenue of $726,375 and an increase in revenue of $708,362 related to its ethanol related derivative instruments for the fiscal years ended October 31, 2007 and 2006, respectively. The Company has recorded a net decrease in cost of goods sold of $6,218,382 and a net increase in cost of goods sold of $1,485,125 related to its corn and natural gas related derivative instruments for the fiscal years ended October 31, 2007 and 2006, respectively.
The derivative accounts are reported at fair value at current market quotes. The Company has categorized the cash flows related to the hedging activities in the same category as the item being hedged. The Company expects substantially all of hedge position outstanding as of October 31, 2007 to be realized and recognized by December 31, 2008.
4. REVOLVING LINE OF CREDIT AND LETTERS OF CREDIT
The Company previously entered into a Loan Agreement with First National Bank of Omaha (FNBO) for the purpose of funding a portion of the cost of the fuel ethanol plant. Under the Loan Agreement, the Company had a revolving line of credit with a maximum of $3,500,000. The revolving line of credit expired on March 30, 2007 and was not renewed.
On November 26, 2007, the Company entered into a Loan Agreement with Minnwest Bank M.V. of Marshall, MN (The “Bank”). Under the Loan Agreement, the Company has a revolving line of credit with a maximum of $10,000,000 available and is secured by substantially all of the Company’s assets. The interest rate on the $10,000,000 revolving line of credit at Minnwest Bank is at 0.75 percentage points under the prime rate as reported by the Wall Street Journal, which resulted in an initial interest rate of 6.75%.
As of October 31, 2007, the Company had a credit facility with First National Bank of Omaha (“FNBO”) for the issuance of up to $1,000,000 in stand-by letters of credit, of which the Company had issued a total of $891,103. On December 7, 2007, Trinity released its letter of credit in the amount of $281,250 (as discussed in Note 6). Trinity’s release of its letter of credit reduced our total balance of issued letters of credit to $610,750. Subsequent to the year ended October 31, 2007, the Company transferred the remaining letters of credit totaling $610,750 from FNBO to Minnwest Bank.

GRANITE FALLS ENERGY, LLC
Notes to Financial Statements
October 31, 2007
5. LONG-TERM DEBT
Long-term debt consists of the following at October 31, 2007:

Economic Development Agency (“EDA”) Loans:
City of Granite Fall / MIF	412,209
Western Minnesota RLF	87,689
Chippewa County	91,582

Total EDA Loan	591,480

Less: Current Maturities	(72,612)

Total Long-Term Debt	$518,868

The estimated maturities of long term debt at October 31, 2007 are as follows:

2008	$72,612
2009	73,771
2010	74,961
2011	76,184
2012	77,440
Thereafter	216,512

Total	$591,480

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

GRANITE FALLS ENERGY, LLC
Notes to Financial Statements
October 31, 2007
6. LEASES
On October 3, 2005, the Company signed a lease agreement with Trinity Industries Leasing Company (“Trinity”) for 75 hopper cars to assist us with the transport of distiller’s grains by rail. The lease is for a five-year period once the cars have been delivered and inspected in Granite Falls, MN. Based on final manufacturing and interest costs, the Company will pay Trinity $673 per month plus $0.03 per mile traveled in excess of 36,000 miles per year. As a condition of the lease, the Company provided a stand-by letter of credit for $281,250 (approximately six months of lease payments) and this will be outstanding until the Company has met Trinity’s credit standards. This Condition existed as of October 31, 2007. On December 7, 2007, Trinity released the stand-by letter of credit. Rent expense for these leases was approximately $609,000 and $583,000 for the fiscal years ended October 31, 2007 and 2006, respectively.
At October 31, 2007, the Company had the following minimum commitments, which at inception had non-cancelable terms of more than one year:

Years Ending October 31,

2008	$605,700
2009	605,700
2010	605,700

Total minimum lease commitments	$1,817,100

7. MEMBERS’ EQUITY
The Company has one class of membership units. The units have no par value and have identical rights, obligations and privileges. Income and losses are allocated to all members based upon their respective percentage of units held. As of October 31, 2007 and 2006, the Company has 31,156 membership units issued and outstanding.
On July 10, 2006, the Board of Governors declared a cash distribution of $320.96 per unit or $9,999,830 for unit holders of record as of June 30, 2006. The distribution was paid on July 31, 2006.
On March 15, 2007, the Board of Governors declared a cash distribution of $100 per unit or $3,115,600 for unit holders of record as of April 1, 2007. This distribution was paid on April 3, 2007. On October 11, 2007, the Board of Governors declared a cash distribution of $200 per unit or $6,231,200 for unit holders of record as of October 1, 2007. This distribution was accrued for as of October 31, 2007 and was paid on November 30, 2007.
8. EMPLOYEE BENEFIT PLANS
The Company has a defined contribution plan available to all of its qualified employees. The Company contributes a match of 50% of the participant’s salary deferral up to a maximum of 3% of the employee’s salary. Company contributions totaled approximately $36,000 and $14,000 for the years ended October 31, 2007 and 2006, respectively.
9. GOVERNMENT INCENTIVE PROGRAMS
The Company was enrolled in the Bioenergy Program, operated by the Commodity Credit Corporation (“CCC”), a division of the United States Department of Agriculture. In accordance with the terms of this agreement, the Company received payments based on quarterly increases in production of undenatured ethanol compared to the same period of the prior year. The maximum amount that could have been received in this program year is 5% of the annual funding and payments are subject to pro rata reduction if the aggregate payments to eligible producers in a program year exceed the maximum annual funding of the Bioenergy Program. The program year for the Bioenergy Program was from October 1 to September 30.

GRANITE FALLS ENERGY, LLC
Notes to Financial Statements
October 31, 2007
The Bioenergy Program expired after the submission of required report for the three months ended June 30, 2006 and therefore did not recognize any income from this program for the year ended October 31, 2007. For the year ended October 31, 2006, the Company recognized $684,067 of income from the program.
10. INCOME TAXES
The differences between the financial statement basis and tax basis of assets are based on the following:

October 31,
2007
Financial statement basis of assets	$70,617,960
Organization and start-up costs capitalized for tax purposes	1,543,531
Tax depreciation greater than book depreciation	(24,206,593)
Unrealized Derivatives Losses	247,038

Income tax basis of assets	$48,201,936

There were no differences between the financial statement basis and tax basis of the Company’s liabilities.
11. COMMITMENTS AND CONTINGENCIES
Construction Contract for Plant
As of October 31, 2007, $87,485 is included in payable to construction contracts and will be paid upon final determination of amounts due to a warranty claim.
Oil Separator System
The Company has entered into construction agreements with contractors to design and install an oil separator system to recover crude corn oil from syrup. Based on preliminary engineering design, the cost of the project is approximately $775,000. It is anticipated that the project will be operational in April 2008 and the project will be funded from cash flow from current operations.
Corn Storage and Grain Handling Agreement
In October 2003, subsequently renegotiated in May 2004, the Company entered into a corn storage and grain handling agreement with a Farmers Cooperative Elevator (FCE), a member. Under this agreement, the Company agreed to purchase all of the corn needed for the operation of the plant FCE. The price of the corn purchased will be the bid price the member establishes for the plant plus a fee of $0.05 per bushel. As of October 31, 2007, the Company had purchased $57,120,585 of corn from the member during fiscal 2007, of which $968,557 is included in accounts payable at October 31, 2007.
Ethanol Marketing Agreement
The Company has entered into an Ethanol Marketing Agreement with Aventine Renewable Energy, Inc, who is also a member, whereby they will purchase all of the Company’s ethanol production. The initial two year term of the agreement has expired and the agreement will continue to automatically renew for successive one year terms until terminated by either party upon written notice provided at least one year in advance.
Distillers Grain Marketing Agreement
The Company a marketing agreement with an unrelated company for the purpose of marketing and selling all the distillers grains the Company elects to ship by rail from the plant. The initial term of the agreement was one year, but the agreement is to remain in effect until terminated by either party at its unqualified option, by providing written notice of not less than 90 days to the other party. Neither party to the agreement has provided such notice.

GRANITE FALLS ENERGY, LLC
Notes to Financial Statements
October 31, 2007
Contract for Natural Gas Pipeline to Plant
The Company entered into an agreement with an unrelated company for the construction of and maintenance of 9.5 miles of natural gas pipeline that will serve the plant. The agreement requires the Company receive a minimum of 1,400,000 DT of natural gas annually through the term of the agreement. The Company will be charged a fee based on the amount of natural gas delivered through the pipeline.
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
GLE claims the Company wrongfully terminated the Operating and Management Agreement and seeks damages of approximately $5,300,000 in lost revenues and lost profits, of which $1,143,290 has been accrued as of October 31, 2007 based on management estimates. Granite Falls is vigorously defending itself in this action. Granite Falls is vigorously defending itself in this action and has filed its answering statement and counterclaim in response to GLE’s demand for arbitration on December 17, 2007. The counterclaim requests judgment against GLE for (a) the $300,000 paid to the Minnesota Pollution Control Agency (“MPCA”) plus expenses, (b) at least $1,000,000 in economic harm associated with the “ramp down” in production required by the MPCA, and (c) at least $10,000,000 in economic harm associated with lost capacity associated with improper permitting, all of which are costs that should have been avoided had GLE properly managed the environmental permitting process while it was managing the construction and startup of operations of Granite Falls as required by the operating and management agreement.
As of October 31, 2007, the Company has accrued $1,143,290 for services previously provided under this agreement of which $1,083,451 was charged to fiscal 2006 and $59,839 has been charged in fiscal 2007.

GRANITE FALLS ENERGY, LLC
Notes to Financial Statements
October 31, 2007
Air Permit Violation
In early 2007, the Company disclosed that it had received a Notice of Violation from the Minnesota Pollution Control Agency (“MPCA”) notifying the Company of alleged violations discovered by the MPCA staff during its inspection of the plant in August 2006 while the plant was under previous management. Since January 2007, the Company has actively cooperated with the MPCA to resolve the alleged violations and has taken measures to address the concerns raised in January 2007. On November 28, 2007, the Company received confirmation that the MPCA had agreed to a stipulation agreement, therefore settling the dispute. In settling the dispute, the Company did not admit that the alleged violations occurred, but did agree to pay $300,000 to the MPCA. The $300,000 paid to the MPCA consisted of $65,000 in civil penalties and a $235,000 economic benefit charge. The $300,000 was expensed in fiscal 2007 and is included in accrued liabilities at October 31, 2007. The Company worked cooperatively with the MPCA and is currently in full compliance with all of its environmental permits. However, in connection with the stipulation agreement we applied for a permit amendment in early January 2008. The permit amendment application requests additional fermentation tank capacity, corrects process throughput parameters, requests authorization for wetcake production, and requests a production capacity increase of 4.9 million gallons per year of undenatured ethanol. The Company’s management considers environmental compliance a top priority and views the resolution of the MPCA’s allegations as a significant step toward its goal of consistently meeting each of the MPCA’s applicable environmental standards.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
Item 8A. CONTROLS AND PROCEDURES.
Our management, including our Chief Executive Officer and General Manager (the principal executive officer), Tracey Olson, along with our Chief Financial Officer (the principal financial officer), Stacie Schuler, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of October 31, 2007. Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Our management, including our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of October 31, 2007 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
Item 8B. OTHER INFORMATION.
None.
PART III.
ITEM 9. GOVERNORS, EXECUTIVE OFFICERS, PROMOTORS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
Identification of Governors, Executive Officers and Significant Employees
The information required by this Item is incorporated by reference from the definitive proxy statement for our 2008 Annual Meeting of Members to be filed with the Securities and Exchange Commission within 120 days after the end of our 2007 fiscal year. This proxy statement is referred to in this report as the 2008 Proxy Statement
ITEM 10. EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference from the definitive proxy statement for our 2008 Annual Meeting of Members.
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MEMBER MATTERS
The information required by this Item is incorporated by reference from the definitive proxy statement for our 2008 Annual Meeting of Members.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND GOVERNOR INDEPENDENCE.
The information required by this Item is incorporated by reference from the definitive proxy statement for our 2008 Annual Meeting of Members.
ITEM 13. EXHIBITS
The following exhibits are filed as part of, or are incorporated by reference into, this report:

Exhibit		Method of
No.	Description	Filing

3.1	Articles of Organization	1

3.2	Form of Fifth Amended and Restated Operating and Member Control Agreement	2

10.1	Consent to Assignment and Assumption of Marketing Agreement dated August 23, 2007.	3

14.1	Code of Ethics	4

31.1	Certificate pursuant to 17 CFR 240 15d-14(a)	*

31.2	Certificate pursuant to 17 CFR 240 15d-14(a)	*

32.1	Certificate pursuant to 18 U.S.C. Section 1350	*

32.2	Certificate pursuant to 18 U.S.C. Section 1350	*

(1)	Incorporated by reference to the exhibit of the same number on Registration Statement on Form SB-2, No. 333-99065, originally filed on August 30, 2002.

(2)	Incorporated by reference as Appendix A to Post Effective Amendment No. 1 filed July 21, 2004 to our Registration Statement on Form SB-2, No. 333-112567, originally filed on February 6, 2004.

(3)	Incorporated by reference to the exhibit of the same number in Form 10-QSB for the quarter ended July 31, 2007 filed with the SEC on September 12, 2007.

(4)	Incorporated by reference to the exhibit of the same number in Form 10-KSB for the period ended December 31, 2003 and filed with the SEC on January 29, 2004.

(*)	Filed herewith.

(+)	Material has been omitted pursuant to a request for confidential treatment and such materials have been filed separately with the Securities and Exchange Commission.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated by reference from the definitive proxy statement for our 2008 Annual Meeting of Members.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRANITE FALLS ENERGY, LLC
Date: January 22, 2008	/s/ Tracey Olson
Tracey Olson
Chief Executive Officer and General Manager (Principal Executive Officer)

Date: January 22, 2008	/s/ Stacie Schuler
Stacie Schuler
Chief Financial Officer (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: January 22, 2008	/s/ Tracey Olson
Tracey Olson
Chief Executive Officer and General Manager (Principal Executive Officer)

Date: January 22, 2008	/s/ Stacie Schuler
Stacie Schuler
Chief Financial Officer (Principal Financial and Accounting Officer)

Date: January 22, 2008	/s/ Paul Enstad
Paul Enstad
Governor and Chairman of the Board

Date: January 22, 2008	/s/ Ken L. Berg
Ken L. Berg
Governor and Vice Chairman of the Board

Date: January 22, 2008	/s/ Scott Dubbelde
Scott Dubbelde
Governor

Date: January 22, 2008	/s/ Julie Oftedahl-Volstad
Julie Oftedahl-Volstad
Governor and Secretary

Date: January 22, 2008	/s/ Rodney R. Wilkison
Rodney R. Wilkison
Governor

Date: January 22, 2008	/s/ Shannon Johnson
Shannon Johnson
Governor

Date:
Chad Core
Governor

Date:
Terry Little
Governor

Date:
Terry Mudgett
Governor

EXHIBIT INDEX

Exhibit
No.	Description

31.1	Certificate pursuant to 17 CFR 240 15d-14(a)

31.2	Certificate pursuant to 17 CFR 240 15d-14(a)

32.1	Certificate pursuant to 18 U.S.C. Section 1350

32.2	Certificate pursuant to 18 U.S.C. Section 1350