Form 10-Q
period 2008-01-31
Granite Falls Energy, LLC
filed 2008-03-14
CIK 1181749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal quarter ended January 31, 2008

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
☑ Yes   ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes   ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of March 1, 2008 there were 31,156 membership units outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
GRANITE FALLS ENERGY, LLC
Condensed Balance Sheet

	January 31,	Ocotber 31,
	2008	2007
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$66,026	$3,963,425
Restricted cash	4,363,010	1,929,493
Accounts receivable — primarily related party	5,492,151	4,975,624
Inventory	4,233,773	3,811,770
Derivative instruments	365,752	—
Prepaid expenses and other current assets	1,209,469	1,221,367

Total Current Assets	15,730,181	15,901,679

Property, Plant and Equipment
Land and improvements	3,490,107	3,490,107
Railroad improvements	4,127,738	4,127,738
Process equipment and tanks	58,226,675	58,209,666
Administration building	279,734	279,734
Office equipment	135,912	130,732
Rolling stock	554,058	554,058
Construction in progress	279,342	268,128

	67,093,566	67,060,163
Less accumulated depreciation	14,087,750	12,382,375

Net Property, Plant and Equipment	53,005,816	54,677,788

Other Assets
Deferred financing costs, net of amortization	37,793	38,493

Total Assets	$68,773,790	$70,617,960

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities
Current portion of long-term debt	$73,039	$72,612
Revolving line of credit	1,834,700	—
Accounts payable	1,337,028	1,411,455
Corn payable to FCE — related party	1,328,324	968,557
Derivative instruments	—	247,038
Accrued liabilities	1,781,780	1,977,181
Distribution payable	—	6,231,200

Total Current Liabilities	6,354,871	10,908,043

Long-Term Debt, less current portion	497,091	518,868

Commitments and Contingencies

Members’ Equity, 31,156 units authorized, issued, and outstanding	61,921,828	59,191,049

Total Liabilities and Members’ Equity	$68,773,790	$70,617,960

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC
Condensed Statements of Operations

	Three Months	Three Months
	Ended	Ended
	January 31,	January 31,
	2008	2007
	(Unaudited)	(Unaudited)

Revenues — primarily related party	$24,298,870	$26,822,449

Cost of Goods Sold — primarily related party	20,882,813	15,846,869

Gross Profit	3,416,057	10,975,580

Operating Expenses	655,430	594,623

Operating Income	2,760,627	10,380,957

Other Income (Expense)
Other income	32,960	23,000
Interest income	18,554	121,077
Interest expense	(81,361)	(459,772)

Total other expense, net	(29,847)	(315,695)

Net Income	$2,730,779	$10,065,262

Weighted Average Units Outstanding — Basic and Diluted	31,156	31,156

Net Income Per Unit — Basic and Diluted	$87.65	$323.06

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC
Condensed Statements of Cash Flows

	Three Months	Three Months
	Ended	Ended
	January 31,	January 31,
	2008	2007
	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities:
Net income	$2,730,779	$10,065,262
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	1,706,075	1,495,116
Change in fair value of derivative instruments	717,208	(6,546,389)
Changes in assets and liabilities:
Restricted cash	(2,433,517)	(716,067)
Derivative instruments	(1,329,998)	(359,048)
Accounts receivable	(516,527)	119,572
Inventory	(422,003)	(1,089,645)
Prepaid expenses and other current assets	11,898	(907,783)
Accounts payable	285,340	(2,078,478)
Accrued liabilities	(195,401)	29,135

Net Cash Provided by Operating Activities	553,854	11,675

Cash Flows from Investing Activities:
Capital expenditures	(22,189)	(44,019)
Construction in process	(11,214)	(3,505,864)

Net Cash Used in Investing Activities	(33,403)	(3,549,883)

Cash Flows from Financing Activities:
Net proceeds from revolving line of credit	1,834,700	—
Payments on long-term debt	(21,350)	(801,675)
Member distributions paid	(6,231,200)	—

Net Cash Used in Financing Activities	(4,417,850)	(801,675)

Net Decrease in Cash and Cash Equivalents	(3,897,399)	(4,339,883)

Cash and Cash Equivalents — Beginning of Period	3,963,425	13,403,414

Cash and Cash Equivalents — End of Period	$66,026	$9,063,531

Supplemental Cash Flow Information

Cash paid during the period for:
Interest expense	$40,568	$459,772

Supplemental Disclosure of Noncash Investing, Operating and Financing Activities

Construction costs in accounts payable	$87,485	$893,482

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
January 31, 2008
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed financial statements of Granite Falls Energy, LLC have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As used in this report in Form 10-QSB, the “Company” represents Granite Falls Energy, LLC (“GFE”).
Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been consolidated or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements for the year ended October 31, 2007, contained in the Company’s annual report on Form 10-KSB for 2007.
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
Accounting Estimates
Management uses estimates and assumptions in preparing these financial statements in accordance with accounting principles generally accepted in the United States of America. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from those estimates. Significant estimates that may change in the near term include the contingency disclosed in Note 8.
Revenue Recognition
Revenue from the sale of ethanol and distillers grains is recorded when title and risk of ownership transfers to the customer, which occurs when the product is fully loaded into the railcar or truck. Shipping costs incurred by the Company in the sale of ethanol are not specifically identifiable and as a result, revenue from the sale of ethanol is recorded based on the net selling price reported to the Company from the marketer. Shipping costs incurred by the Company in the sale of distillers grains are included in cost of goods sold.
In accordance with the Company’s agreements for the marketing and sale of ethanol and related products, commissions due to the marketers are deducted from the gross sales price at the time payment is remitted to the Company. Ethanol sales are recorded net of commissions of approximately $182,000 and $180,000 for the three months ended January 31, 2008 and 2007, respectively. Distillers grain sales are recorded net of commissions of approximately $22,000 and $15,000 for the quarters ended January 31, 2008 and 2007 respectively.
Amounts received under incentive programs from the United States Department of Agriculture are recognized as other income when the Company has sold the ethanol and completed all the known requirements of the incentive program.

GRANITE FALLS ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
January 31, 2008
Derivative Instruments
The Company accounts for derivatives in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires the recognition of derivatives in the balance sheet and the measurement of these instruments at fair value.
In order for a derivative to qualify as a hedge, specific criteria must be met and appropriate documentation maintained. Gains and losses from derivatives that do not qualify as hedges, or are undesignated, must be recognized immediately in earnings. If the derivative does qualify as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will be either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. Changes in the fair value of derivatives that do not qualify as a hedge, or is not designated as a hedge, are recorded currently in earnings.
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
Income Taxes
The Company is treated as a partnership for federal and state income tax purposes and generally does not incur income taxes. Instead, its earnings and losses are included in the income tax returns of the members. Therefore, no provision or liability for federal or state income taxes has been included in these financial statements. During the third quarter of fiscal year 2007, the Company changed its tax year to December 31, however the financial reporting year end will not change from October 31. In fiscal year 2007, the Company was required to make a federal income tax deposit of $787,757 for certain member holders, which is included in prepaid expenses and other current assets as of January 31, 2008. This deposit is anticipated to be refunded after the second quarter of fiscal 2008, due to the December 31 tax reporting year end.
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

GRANITE FALLS ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
January 31, 2008
2. INVENTORY
Inventories consist of the following at January 31, 2008:

	January 31, 2008	October 31, 2007
Raw materials	$2,194,934	$1,595,185
Spare parts	449,717	461,601
Work in process	768,709	515,665
Finished goods	820,413	1,239,319

Totals	$4,233,773	$3,811,770

3. DERIVATIVE INSTRUMENTS
As of January 31, 2008, the Company has entered into derivative instruments to hedge 4,935,000 bushels of its future corn purchases through December 2008, and 10,769,000 gallons of its future ethanol sales through December 2008 to the extent considered necessary for minimizing risk from future market price fluctuations. The Company has used various option contracts as vehicles for these hedges.
At January 31, 2008, the Company had recorded an asset for these derivative instruments discussed above of $365,752. At October 31, 2007, the Company had recorded a liability for these derivative instruments discussed above of $247,038. Although the derivative instruments may not be designated as, and accounted for, as a fair value or cash flow hedges, management believes they are effective economic hedges of specified risks. The Company has recorded a decrease in revenue of $3,423,212, and an increase in revenue of $676,177 related to the change in fair value of its ethanol related derivative instruments for the three month periods ended January 31, 2008 and 2007, respectively. The Company has recorded a net decrease in cost of goods sold of $4,140,420 and $1,101,448 related to the change in fair value of its corn derivative instruments for the three month periods ended January 31, 2008 and 2007, respectively.
The Company is required to maintain cash balances at its broker related to derivative instrument positions. At January 31, 2008 and October 31, 2007, restricted cash related to this requirement totaled $3,363,010 and $1,929,493, respectively, and is not included in cash and cash equivalents on the balance sheet or the statements of cash flows.
4. CONSTRUCTION IN PROCESS
The Company has entered into construction agreements with contractors to design and install an oil separator system to recover crude corn oil from syrup. Based on preliminary engineering design, the cost of the project is approximately $775,000. It is anticipated that the project will be operational in April 2008 and the project will be funded from cash flow from current operations. The Company’s construction in process is comprised of the costs incurred for this project as of January 31, 2008.
5. REVOLVING LINE OF CREDIT
On November 26, 2007, the Company entered into a Loan Agreement with Minnwest Bank M.V. of Marshall, MN (the “Bank”). Under the Loan Agreement, the Company has a revolving line of credit with a maximum of $10,000,000 available and is secured by substantially all of the Company’s assets. The interest rate on the revolving line of credit is at 0.75 percentage points under the prime rate as reported by the Wall Street Journal, which was 6.0% as of January 31, 2008, with a minimum rate of 6.0%. The interest rate on the revolving line of credit at January 31, 2008 was 6.0%, the minimum rate under the terms of the agreement. At January 31, 2008, the Company had an outstanding balance on this line of credit of $1,834,700. As a result of the outstanding balance on the line of credit, the Company is required to maintain a $1,000,000 savings account balance with the Bank to serve as collateral on the outstanding borrowings. This amount is included in restricted cash as of January 31, 2007.

GRANITE FALLS ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
January 31, 2008
As of October 31, 2007, the Company had a credit facility with First National Bank of Omaha (“FNBO”) for the issuance of up to $1,000,000 in stand-by letters of credit, of which the Company had issued a total of $891,103. On December 7, 2007, Trinity released its letter of credit in the amount of $281,250 (as discussed in Note 6). Trinity’s release of its letter of credit reduced our total balance of issued letters of credit to $610,750. During the quarter ended January 31, 2008, the Company transferred the remaining letters of credit totaling $610,750 from FNBO to Minnwest Bank.
6. LONG-TERM DEBT
Long-term debt consists of the following:

	January 31, 2008	October 31, 2007
Economic Development Agency (“EDA”) Loans:
City of Granite Fall / MIF	$397,431	$412,209
Western Minnesota RLF	83,771	87,689
Chippewa County	88,928	91,582

Total EDA Loan	570,130	518,868
Less: Current Maturities	(73,039)	(72,612)

Total Long-Term Debt	$497,091	$518,868

The estimated maturities of long term debt at January 31, 2008 are as follows:

2008	$73,039
2009	74,212
2010	75,416
2011	76,654
2012	77,926
Thereafter	192,883

Total	$570,130

EDA Loans:
On February 1, 2006, the Company signed a Loan Agreement with the City of Granite Falls, MN (“EDA Loan Agreement”) for amounts to be borrowed from several state and regional economic development agencies. The original amounts are as follows:
City of Granite Falls / Minnesota Investment Fund (“MIF”):

Original Amount: Interest Rate:	$500,000 1.00%
Principal and Interest Payments:	Semi-Annual
Maturity Date:	June 15, 2014
Western Minnesota Revolving Loan Fund (“RLF”):

Original Amount: Interest Rate:	$100,000 5.00%
Principal and Interest Payments:	Semi-Annual
Maturity Date:	June 15, 2016

GRANITE FALLS ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
January 31, 2008
Chippewa County:

Original Amount: Interest Rate:	$100,000 3.00%
Principal and Interest Payments:	Semi-Annual
Maturity Date:	June 15, 2021
Amounts borrowed under the EDA Loan Agreements are secured by a second mortgage on all of the assets of the Company.
7. LEASES
On October 3, 2005, the Company signed a lease agreement with Trinity Industries Leasing Company (“Trinity”) for 75 hopper cars to assist us with the transport of distiller’s grains by rail. The lease is for a five-year period once the cars have been delivered and inspected in Granite Falls, MN. Based on final manufacturing and interest costs, the Company will pay Trinity $673 per month plus $0.03 per mile traveled in excess of 36,000 miles per year. Rent expense for these leases was approximately $147,588 and $151,425 for the three month periods ended January 31, 2008 and 2007, respectively.
At January 31, 2008, the Company had the following minimum commitments, which at inception had non-cancelable terms of more than one year:

Periods Ending January 31,
2009	$605,700
2010	605,700
2011	458,112

Total minimum lease commitments	$1,817,100

8. COMMITMENTS AND CONTINGENCIES
Construction Contract for Plant
As of January 31, 2008, $87,485 is included in payable to construction contracts and will be paid upon final determination of amounts due to a warranty claim.
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

GRANITE FALLS ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
January 31, 2008
GLE claims the Company wrongfully terminated the Operating and Management Agreement and seeks damages of approximately $5,300,000 in lost revenues and lost profits, of which $1,143,290 has been accrued as of October 31, 2007 based on management estimates. Granite Falls is vigorously defending itself in this action and has filed its answering statement and counterclaim in response to GLE’s demand for arbitration on December 17, 2007. The counterclaim requests judgment against GLE for (a) the $300,000 paid to the Minnesota Pollution Control Agency (“MPCA”) plus expenses, (b) at least $1,000,000 in economic harm associated with the “ramp down” in production required by the MPCA, and (c) at least $10,000,000 in economic harm associated with lost capacity associated with improper permitting, all of which Granite Falls claims are costs that should have been avoided had GLE properly managed the environmental permitting process while it was managing the construction and startup of operations of Granite Falls as required by the operating and management agreement.
As of January 31, 2008, the Company has accrued $1,143,290 for services previously provided under this agreement of which $1,083,451 was charged to fiscal 2006 and $59,839 was charged to fiscal 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three-month period ended January 31, 2008, compared to the same period of the prior fiscal year. This discussion should be read in conjunction with the condensed financial statements and notes and the information contained in the Company’s Annual Report on Form 10-KSB for the fiscal year ended October 31, 2007.
Disclosure Regarding Forward-Looking Statements
This report contains historical information, as well as forward-looking statements. These forward-looking statements include any statements that involve known and unknown risks and relate to future events and our expectations regarding future performance or conditions. Words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “intend,” “could,” “hope,” “predict,” “target,” “potential,” or “continue” or the negative of these terms or other similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. These forward-looking statements, and others we make from time to time, are subject to a number of risks and uncertainties. Many factors could cause actual results to differ materially from those projected in forward-looking statements. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include, but are not limited to:
•	Changes in our business strategy, capital improvements or development plans;
•	Changes in plant production capacity or technical difficulties in operating the plant;
•	Increases in the price of corn as the corn market becomes increasingly competitive;
•	Our inelastic demand for corn, as it is the only available feedstock for our plant;
•	Changes in the environmental regulations or in our ability to comply with the environmental regulations that apply to our plant site and our anticipated operations;
•	Changes in general economic conditions or the occurrence of certain events causing a significant economic impact in the agriculture, oil or automobile industries;
•	Changes in the availability and price of natural gas and corn, and the market for ethanol and distillers grains;
•	Changes in federal and/or state laws (including the elimination of any federal and/or state ethanol tax incentives);
•	Overcapacity within the ethanol industry and decreases in the price of ethanol;
•	Changes and advances in ethanol production technology that may make it more difficult for us to compete with other ethanol plants utilizing such technology; and
•	Competition in the ethanol industry and from other alternative fuel additives.
The cautionary statements referred to in this section also should be considered in connection with any subsequent written or oral forward-looking statements that may be issued by us or persons acting on our behalf. We do not undertake any duty to update forward-looking statements after the date they are made or to conform them to actual results or to changes in circumstances or expectations. Furthermore, we cannot guarantee future results, events, levels of activity, performance, or achievements. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report. You should read this report and the documents that we reference in this report and have filed as exhibits, completely and with the understanding that our actual future results may be materially different from what we currently expect. We qualify all of our forward-looking statements by these cautionary statements.
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

Our operating results are largely driven by the prices at which we sell ethanol and distillers grains and the costs related to production. Historically, the price of ethanol has fluctuated with the price of petroleum-based products such as unleaded gasoline, heating oil and crude oil. The price of distillers grains is primarily influenced by the price of corn as a substitute livestock feed. We expect these price relationships to continue for the foreseeable future, although recent volatility in the commodities markets make historical price relationships seem less reliable. Our largest costs of production are corn, natural gas, depreciation and manufacturing chemicals. The cost of corn is largely impacted by geopolitical supply and demand factors. Prices for natural gas, manufacturing chemicals and denaturant are tied directly to the overall energy sector, crude oil and unleaded gasoline.
As of the date of this report, we have 37 employees. Ten of these employees are involved primarily in management and administration. The remaining 27 employees are involved primarily in plant operations. We do not currently anticipate any significant change in the number of employees at our plant.
Results of Operations for the Three Months Ended January 31, 2008 and 2007
The following table shows the results of our operations and the percentage of revenues, cost of sales, operating expenses and other items to total revenues in our statement of operations for the three months ended January 31, 2008 and 2007:

	Fiscal Quarter Ended		Fiscal Quarter Ended
	January 31, 2008		January 31, 2007
Income Statement Data	Amount	Percent	Amount	Percent
Revenues	$24,298,870	100.0%	$26,822,449	100.0%

Cost of Sales	20,882,813	85.9%	15,846,869	59.1%

Gross Profit	3,416,057	14.1%	10,975,580	40.9%

Operating Expenses	655,430	2.7%	594,623	2.2%

Operating Income	2,760,627	11.4%	10,380,957	38.7%

Other Income (Expense), net	(29,847)	(0.1)%	(315,695)	(1.2)%

Net Income	$2,730,779	11.3%	$10,065,262	37.5%

Revenues
Our revenues from operations come from two primary sources: sales of fuel ethanol and sales of distillers grains. The following table shows the sources of our revenue for the three months ended January 31, 2008.

		Percentage of
Revenue Sources	Amount	Total Revenues

Ethanol Sales	$20,606,729	84.8%
Distillers Grains Sales	3,692,141	15.2%

Total Revenues	$24,298,870	100.0%

The following table shows the sources of our revenue for the three months ended January 31, 2007:

		Percentage of
Revenue Sources	Amount	Total Revenues

Ethanol Sales	$24,676,653	92.0%
Distillers Grains Sales	2,145,796	8.0%

Total Revenues	$26,822,449	100.0%

The decrease in revenues of 9.4% for the three months ended January 31, 2008 compared to the three months ended January 31, 2007 is due primarily to a decrease in the price of ethanol sold and the recognition of $3,423,212 loss on ethanol derivatives compared to a gain of $676,177, respectively. The average price per gallon of ethanol sold decreased by approximately 3.5% in the three months ended January 31, 2008 compared to the three months ended January 31, 2007. Revenue from sales of our co-products increased in the three months ended January 31, 2008 compared to the three months ended January 31, 2007, primarily due to an increase of approximately 56.5% in the price of distillers grain as a result of the increasing cost of corn as a comparable feed product.
Ethanol prices were steady to slightly higher during our three month period ended January 31, 2008, as compared to the previous fiscal quarter, which is primarily due to high demand for ethanol, created by a number of factors, including the high price of crude oil and gasoline which was due, in part, to lower than usual gasoline refining capacity and lower gasoline inventories. However, ethanol prices are still down significantly from the 2006 price levels and we cannot guarantee that the price of ethanol will not decline further due to factors beyond our control.
Management expects ethanol prices to either remain steady or potentially decline through 2008 because of limited distribution capacity and the potential for an excess supply of ethanol. As a result, we conservatively expect the percentage of revenues from the sale of fuel ethanol to decrease. We expect the percentage of revenue from the sale of distillers grains to increase during the fiscal year 2008 due to the potential for a decrease in the price of fuel ethanol as a result of oversupply within the ethanol market. We expect the sale price of distillers grain to remain constant during the fiscal year 2008.
Management believes the industry will need to continue to grow demand and further develop an ethanol distribution system to facilitate additional blending of ethanol and gasoline to offset the increased supply brought to the marketplace by additional production.
Cost of Sales
Our cost of goods sold as a percentage of revenues were 85.9% and 59.1% for the three months ended January 31, 2008 and 2007, respectively. Our two largest costs of production are corn (65.3% of cost of goods sold for our three months ended January 31, 2008) and natural gas (13.3% of cost of goods sold for our three months ended January 31, 2008). Our cost of goods sold increased by approximately $5,036,000 in the three months ended January 31, 2008 as compared to the three months ended January 31, 2007, even though our revenue decreased by approximately $2,524,000. This significant increase in the cost of goods sold is primarily a result of significantly higher corn prices. Our total corn costs, including the gain on corn derivative positions, increased by approximately 59.8% for the three months ended January 31, 2008 as compared to the same period of 2007. Our increasing cost of goods sold combined with anticipated steady or declining ethanol prices will continue to place pressure on our operating margins.
The rise in corn prices motivated farmers to plant additional corn acres in 2007. The United States Department of Agriculture (“USDA”) estimated the 2007 corn crop at approximately 13.07 billion bushels, which is 24 percent larger than the 2006 corn crop. The high corn prices we are currently experiencing may or may not motivate farmers to increase corn acres again in 2008. On March 31, 2008, the USDA is expected to announce its estimate of corn acres for the 2008 growing season. Regardless of whether the USDA announces an expectation of increased corn acres, the 2008 corn crop will be contingent on a number of uncertainties. Accordingly, management expects to continue to endure high corn prices well into the 2008 fiscal year.

For the three months ended January 31, 2008, our natural gas costs decreased by approximately 26.1% compared to the three months ended January 31, 2007. This decrease in our natural gas costs is due to a similar decrease in the price of natural gas resulting from relatively high natural gas storage levels. However, we expect continued volatility in the natural gas market. Global demand for natural gas is expected to continue to increase, which may further drive up prices.
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
Operating Expense
Our operating expenses as a percentage of revenues were slightly higher for the period ended January 31, 2008 than they were for the period ended January 31, 2007, primarily as a result of lower revenues. These percentages were 2.7% and 2.2% for the three months ended January 31, 2008 and 2007, respectively. We expect that going forward our operating expenses will remain fairly consistent.
Operating Income
Our income from operations for the three months ended January 31, 2008 was 11.3% of revenues compared to 37.5% of revenues for the three months ended January 31, 2007. This is primarily the result of a decrease in the net sales price of ethanol, increased corn prices and the corresponding decrease in our gross margin.
Interest Expense and Interest Income
Interest expense for the three months ended January 31, 2008, was equal to approximately 0.3% of our revenue and totaled $81,361. Interest expense for the three months ended January 31, 2007 was equal to approximately 1.7% of our revenue and totaled $459,772. This reduction in interest expense is due primarily to a reduction in our outstanding debt over the course of our last five fiscal quarters. Going forward, we expect this percentage to decrease as we make our quarterly payments on our outstanding EDA loans. Interest income for the three months ended January 31, 2008, totaled $18,554, which was the result of available funds in short-term investments.
Changes in Financial Condition for the Three Months Ended January 31, 2008
The following table highlights the changes in our financial condition for the three months ended January 31, 2008:

	January 31, 2008	October 31, 2007
Current Assets	$15,730,181	$15,901,679
Current Liabilities	$6,354,871	$10,908,043
Long-Term Debt	$497,091	$518,868
Members’ Equity	$61,921,828	$59,191,049
Total assets were approximately $68,774,000 at January 31, 2008 compared to approximately $70,618,000 at October 31, 2007. Current assets totaled approximately $15,730,000 at January 31, 2008 down slightly from approximately $15,902,000 at October 31, 2007. The change resulted primarily from a decrease in cash and an increase in accounts receivable and inventory.
Total current liabilities totaled approximately $6,355,000 at January 31, 2008 compared to approximately $10,908,000 at October 31, 2007. This decrease resulted primarily from having paid out the distribution payable recorded at October 31, 2007, which was partially offset by an increase in the balance on our revolving line of credit at January 31, 2007. Long term debt remained approximately steady from our three months ended October 31, 2007 to our three months ended January 31, 2008.

Since January 31, 2007, we have paid an aggregate of $9,346,800 in cash distributions to our unit holders.
Plant Operations
Management anticipates our plant will continue to operate at or our currently permitted capacity of 45 million gallons per year for the next 12 months. We expect to have sufficient cash from cash flow generated by continuing operations, current lines of credit and cash reserves to cover our usual operating costs over the next 12 months, which consist primarily of corn supply, natural gas supply, staffing, office, audit, legal, compliance, working capital costs and debt service obligations.
Strategies: Corn Oil Separation
We are in the process of implementing corn oil separation technology at our ethanol plant. We have entered into construction agreements with contractors to design and install an oil separator system to recover crude corn oil from syrup. Based on a preliminary engineering design, the cost of the project is approximately $775,000. We are financing this project with cash flows from operations. It is anticipated that the project will be operational in May 2008.
Trends and Uncertainties Impacting the Ethanol and Distillers Grains Industries and Our Future Revenues
Our revenues primarily consist of sales of the ethanol and distillers grains we produce. Ethanol sales constitute the majority of our revenues. Subsequent to our fiscal year end, ethanol prices have remained steady to slightly higher due to strong demand. Increased demand, firm crude oil and gas markets, public acceptance, and positive political signals have all contributed to the relative stability of ethanol prices. However, due to the anticipated increase in the supply of ethanol from new ethanol plants scheduled to begin production and the expansion of currently operational plants, current price levels are subject to downward pressure during our fiscal year ended October 31, 2007. In order to sustain these higher price levels, management believes the industry will need to continue to grow demand to offset the increased supply brought to the market place by additional production.
Ethanol production continues to grow as additional plants become operational. According to the Renewable Fuels Association (as of March 4, 2008), there are currently 143 ethanol plants in operation nationwide that have the capacity to annually produce approximately 8.2 billion gallons. In addition, there are 57 new ethanol plants and 7 expansions of existing ethanol plants under construction constituting another 5.2 billion gallons of annual capacity. According to the March 4, 2008, Renewable Fuels Association report, there are currently 15 ethanol plants in operation within the State of Minnesota with the approximate annual production capacity of 600 million gallons and there are another 6 ethanol plants under construction with an anticipated annual production capacity of approximately 450 million gallons. Excess capacity in the ethanol industry may have an adverse effect on our results of operations.
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
Increased ethanol production has led to increased availability of distillers grains, which has resulted in a larger supply. Continued increased supply of dried distillers grains on the market from other plants could reduce the price we will be able to charge for our distillers dried grains. This could have a negative impact on our revenues. However, during the fiscal quarter ended January 31, 2008, prices for distillers grains in our local market have increased as more users of animal feed (for cattle, poultry and swine) are becoming familiar with distillers grains and beginning to incorporate our distillers grains into their rations instead of using corn. We expect the price for distillers gains in our local market area to remain strong during the first half of our 2008 fiscal year.

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
Trends and Uncertainties Impacting the Corn and Natural Gas Markets and Our Future Cost of Goods Sold
Our costs of our goods consist primarily of costs relating to the corn and natural gas supplies necessary to produce ethanol and distillers grains for sale. We grind approximately 1,350,000 bushels of corn each month. On February 8, 2008, the United States Department of Agriculture (“USDA”) released its Crop Production report, which estimated the 2007 grain corn crop at 13.07 billion bushels, which is 24 percent larger than the 2006 corn crop. Despite the large 2007 corn crop, corn prices have increased sharply since 2006 and remained high throughout 2007 and 2008. We expect corn prices to remain at current price levels well into 2008. Any increases in corn prices may negatively impact our profitability by increasing our cost of goods and reducing our net operating income. We attempt to use hedging strategies to minimize our exposure to corn price movements; however, there is no guarantee or assurance that our hedging strategies will be effective.
Natural gas is also an important input commodity to our manufacturing process. Our natural gas usage is approximately 115,000 million British thermal units (mmBTU) per month. We use natural gas to (a) operate a boiler that provides steam used in the production process, (b) operate the thermal oxidizer that helps us comply with emissions requirements, and (c) dry our distillers grain products to moisture contents at which they can be stored for long periods of time, and can be transported greater distances. The most recent declines in natural gas values are attributed to an increased volume of stored natural gas in the United States market. We would expect the natural gas market to continue to be a volatile market with demand that continues worldwide. Granite Falls Energy continues to work to find ways to limit its natural gas price risk through efficient usage practices, research of new technologies, and pricing and hedging strategies. We have secured a marketing firm and an energy consultant for our natural gas, and will work with them on an ongoing basis to mitigate our exposure to volatile gas prices.
Compliance with Environmental Laws
We are subject to extensive air, water and other environmental regulations and we have been required to obtain a number of environmental permits to construct and operate the plant. In early 2007, we disclosed that we had received a Notice of Violation from the Minnesota Pollution Control Agency (“MPCA”) notifying us of alleged violations discovered by the MPCA staff during its inspection of the plant in August 2006 while the plant operations were under previous management. Since January 2007, Granite Falls has actively cooperated with the MPCA to resolve the alleged violations and has taken measures to address the concerns raised in January 2007. On November 28, 2007, we received confirmation that the MPCA had agreed to a stipulation agreement, therefore settling the dispute. In settling the dispute, we did not admit that the alleged violations occurred, but did agree to pay $300,000 to the MPCA. The $300,000 paid to the MPCA consisted of $65,000 in civil penalties and a $235,000 economic benefit charge. We worked cooperatively with the MPCA and are currently in full compliance with all of our environmental permits. However, in connection with the stipulation agreement we applied for a permit amendment in early January 2008. The permit amendment application requests additional fermentation tank capacity, corrects process throughput parameters, requests authorization for wetcake production, and requests a production capacity increase of 4.9 million gallons per year of undenatured ethanol. Granite Falls’ management considers environmental compliance a top priority and views the resolution of the MPCA’s allegations as a significant step toward its goal of consistently meeting each of the MPCA’s applicable environmental standards.

We are subject to oversight activities by the United States Environmental Protection Agency (“EPA”). There is always a risk that the EPA may enforce certain rules and regulations differently than Minnesota’s environmental administrators. Minnesota or EPA rules are subject to change, and any such changes could result in greater regulatory burdens on plant operations. We could also be subject to environmental or nuisance claims from adjacent property owners or residents in the area arising from possible foul smells or other air or water discharges from the plant. Such claims may have adverse results in court if we are deemed to have engaged in a nuisance that substantially impairs the fair use and enjoyment of real estate.
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
Contracting Activity
Farmers Cooperative Elevator Company supplies our corn. Aventine Renewable Energy markets our ethanol, and CHS, Inc. markets our distillers grains by rail. Each of these contracts are critical to our success and we are very dependent on each of these companies. We are independently marketing a portion of our distillers grains to local markets; however, if local markets do not support competitive prices we may market all of our distillers grains through CHS, Inc.
Natural Gas. We are using various natural gas vendors to supply the natural gas necessary to operate the plant. U.S. Energy assists us with sourcing natural gas through various vendors. We believe that sourcing our natural gas from a variety of vendors may prove more cost-efficient than using an exclusive supplier.
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
As of January 31, 2008, the fair values of our derivative instruments are reflected as an asset in the amount of $365,752. As of October 31, 2007, we had recorded a liability for our derivative instruments in the amount of $247,038. There are several economic factors that affect the value of our derivative instruments. However, it is likely that commodity cash prices will have the greatest impact on the derivative instruments with delivery dates nearest the current cash price. As we move forward, additional protection may be necessary. As the prices of these hedged commodities move in reaction to market trends and information, our statement of operations will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for the Company.
As of January 31, 2008, we had entered into derivative instruments to hedge (a) 4,935,000 bushels of our future corn purchases through December 2008, and (b) 10,769,000 gallons of our future ethanol sales through December 2008, to the extent considered necessary for minimizing risk from future market price fluctuations. We have used various option contracts as vehicles for these hedges.

As of January 31, 2008, we had price protection in place for approximately 11% of our natural gas needs through October 2008. As we move forward, we may determine that additional price protection for natural gas purchases is necessary to reduce our susceptibility to price increases. However, we may not be able to secure natural gas for prices less than current market price and we may not recover high costs of production resulting from high natural gas prices, which may raise our costs of production and reduce our net income.
The hedge accounts are reported at fair value as designated by the broker. We have categorized the cash flows related to the hedging activities in the same category as the item being hedged. We expect substantially all of hedge position outstanding as of January 31, 2008 to be realized and recognized by October 31, 2008.
Critical Accounting Estimates
Management uses estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. The most significant accounting estimates used in the financial statements relate to contingencies regarding a termination of a management contract with Glacial Lakes Energy, LLC. The fair value of our cash and equivalents and derivative instruments approximates their carrying value.
Liquidity and Capital Resources
As of January 31, 2008, we had the following assets: cash and cash equivalents of $66,026, current assets of $15,730,181 and total assets of $68,773,790. As of January 31, 2008, we had current liabilities of $6,354,871 and long term debt of $497,091. Total members equity as of January 31, 2008, was $61,921,828. For our three months ended January 31, 2008, we were in compliance with the covenants contained in all of our applicable debt agreements. The following table highlights the changes in our financial condition for the three months ended January 31, 2008.

	January 31, 2008	October 31, 2007
Current Assets	$15,730,181	$15,901,679
Current Liabilities	$6,354,871	$10,908,043
Long-Term Debt	$497,091	$518,868
Members’ Equity	$61,921,828	$59,191,049
Short-Term Debt Sources
On December 16, 2004, the Company entered into a Loan Agreement with First National Bank of Omaha (“FNBO”) for the purpose of funding a portion of the cost of the fuel ethanol plant. The revolving line of credit expired on March 30, 2007. However, we currently have a credit facility for the issuance of up to $1,000,000 in stand-by letters of credit, of which we have issued a total of approximately $892,000 at January 31, 2008. On December 7, 2007, Trinity released its letter of credit in the amount of $281,250 and the Company transferred its remaining letters of credit totaling $610,750 from FNBO to Minnwest Bank.
On November 26, 2007, the Company entered into a Loan Agreement with Minnwest Bank M.V. of Marshall, MN (the “Bank”). Under the Loan Agreement, the Company has a revolving line of credit with a maximum of $10,000,000 available and is secured by substantially all of the Company’s assets. The interest rate on the revolving line of credit is at 0.75 percentage points under the prime rate as reported by the Wall Street Journal, which was 6.0% as of January 31, 2008, with a minimum rate of 6.0%. The interest rate on the revolving line of credit at January 31, 2008 was 6.0%, the minimum rate under the terms of the agreement. At January 31, 2008, the Company had an outstanding balance on this line of credit of $1,834,700. As a result of the outstanding balance on the line of credit, the Company is required to maintain a $1,000,000 savings account balance with the Bank to serve as collateral on the outstanding borrowings. This amount is included in restricted cash as of January 31, 2007.

Long-Term Debt Sources
We have paid off our term loans with FNBO.
Summary of notes payable under our Economic Development Authority (“EDA”) Loans:
Note payable to City of Granite Falls/Minnesota Investment Fund, bearing interest of 1.00% due in semi-annual installments of $4,030, payable in full on June 15, 2014, secured by a second mortgage on all assets. The outstanding balance at January 31, 2008 was $397,431.
Note payable to City of Granite Falls/Western Minnesota Revolving Loan Fund, bearing interest of 5.00% due in quarterly installments of $15,807, payable in full on June 15, 2016, secured by a second mortgage on all assets. The outstanding balance at January 31, 2008 was $83,771.
Note payable to City of Granite Falls/Chippewa County, bearing interest of 3.00% due in semi-annual installments of $6,109, payable in full on June 15, 2021, secured by a second mortgage on all assets. The outstanding balance at January 31, 2008 was $88,928.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to the impact of market fluctuations associated with interest rates and commodity prices as discussed below. We have no exposure to foreign currency risk as all of our business is conducted in U.S. Dollars. We use derivative financial instruments as part of an overall strategy to manage market risk. We use cash, futures and option contracts to hedge changes to the commodity prices of corn and natural gas. We do not enter into these derivative financial instruments for trading or speculative purposes, nor do we designate these contracts as hedges for accounting purposes pursuant to the requirements of SFAS 133, Accounting for Derivative Instruments and Hedging Activities.
Interest Rate Risk
We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from our revolving line of credit with Minnwest Bank. Specifically, we have $1,834,700 outstanding in variable rate debt as of January 31, 2008. The specifics of this line of credit are discussed in greater detail in “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Short-Term Debt Sources.”
Commodity Price Risk
We are also exposed to market risk from changes in commodity prices. Exposure to commodity price risk results from our dependence on corn and natural gas in the ethanol production process. We are also exposed to ethanol and distillers grains price risk as our revenues consist primarily of ethanol and distillers grain sales. Currently, we seek to minimize the risks from fluctuations in the prices of corn and ethanol through the use of derivative instruments. In practice, as markets move, we actively manage our risk and adjust hedging strategies as appropriate. Although we believe our hedge positions accomplish an economic hedge against our future purchases, they are not designated as such for hedge accounting purposes, which would match the gain or loss on our hedge positions to the specific commodity purchase being hedged. As the current market price of our hedge positions changes, the gains and losses are immediately recognized in our cost of goods sold.
The immediate recognition of hedging gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged. At January 31, 2008 and October 31, 2007, the fair value of our derivative instruments for corn and ethanol is an asset in the amount of $365,752 and a liability in the amount of $247,038, respectively. There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of corn or ethanol. However, it is likely that commodity cash prices will have the greatest impact on the derivatives instruments with delivery dates nearest the current cash price.

To manage our corn price risk, our hedging strategy is designed to establish a price ceiling for our corn purchases. We have taken a net long position on our exchange traded futures and options contracts, which allows us to offset increases in the market price of corn. We estimate that our expected corn usage will be approximately 16.25 million bushels per year for the production of 45 million gallons of ethanol. We have price protection in place for a portion of our expected corn usage for fiscal year 2008 using forward contracts, CBOT futures and options and over-the-counter option contracts. As corn prices move in reaction to market trends and information, our income statement will be affected, depending on the impact such market movements have on the value of our derivative instruments. As we move forward, additional price protection may be required to solidify our margins in the current and future fiscal years. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for us.
To manage our ethanol price risk, our hedging strategy is designed to establish a price floor for our ethanol sales. We manage our ethanol price risk with reformulated gasoline blendstock for oxygen blending (RBOB) futures contracts and over-the-counter ethanol swaps, which allow us to effectively offset decreases in the market price of ethanol.
To manage our natural gas price risk, we enter into natural gas purchase agreements with our suppliers. These purchase agreements fix the price at which we purchase natural gas. We estimate we will purchase a portion of our fiscal year 2008 natural gas requirements utilizing cash, futures and options contracts.
A sensitivity analysis has been prepared to estimate our exposure to corn and ethanol price risk. The table presents the net fair value of our derivative instruments as of January 31, 2008 and October 31, 2007 and the potential loss in fair value resulting from a hypothetical 10% adverse change in such prices. The fair value of the positions is a summation of the fair values calculated by valuing each net position at quoted market prices as of the applicable date. The results of this analysis, which may differ from actual results, are as follows:

		Effect of Hypothetical
		Adverse Change
	Fair Value	Market Risk
January 31, 2008	$365,752	($36,600)
October 31, 2007	$247,038	($24,700)
Item 4T. Controls and Procedures.
Our management, including our Chief Executive Officer and General Manager (the principal executive officer), Tracey Olson, along with our Chief Financial Officer (the principal financial officer), Stacie Schuler, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of January 31, 2008. Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Our management, including our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of January 31, 2008 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING
We are currently undergoing a comprehensive effort in preparation for compliance with Section 404 of the Sarbanes-Oxley Act of 2002. This effort, under the direction of senior management, includes documentation, and testing of our general computer controls and business processes. We are currently in the process of formalizing an internal audit plan that includes performing a risk assessment, establishing a reporting methodology and testing internal controls and procedures over financial reporting.
Except as described above, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred in the fiscal quarter ended January 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
On May 21, 2007, Glacial Lakes Energy, LLC (“Glacial Lakes”) made a demand for binding arbitration against Granite Falls Energy, LLC (“Granite Falls”) under the Commercial Arbitration Rules of the American Arbitration Association in Yellow Medicine County, Minnesota to resolve a dispute over an operating and management agreement between the two entities. On December 17, 2007, Granite Falls filed an answering statement and counterclaim in response to Glacial Lakes’ demand for arbitration.
Commencing August 8, 2005, Glacial Lakes began management of plant operations in anticipation of plant start-up pursuant to the terms on an operating and management agreement entered into on July 9, 2004. Under the operating and management agreement between Granite Falls and Glacial Lakes, Granite Falls was to pay Glacial Lakes $35,000 per month plus an annual payment equal to 3% of the plant’s net income from operations for an initial term of five years. The December 2006 resignation of Glacial Lakes’ key management personnel from their positions as executive officers of Granite Falls effectively terminated the operating and management agreement. In January 2007, Granite Falls formally recognized the termination of the operating and management agreement. Glacial Lakes claims that Granite Falls wrongfully terminated the agreement and seeks damages of approximately $5,300,000 in lost revenues and lost profits, of which $1,143,290 has been accrued as of January 31, 2008 based on management estimates. Granite Falls is vigorously defending this action and has filed its answering statement and counterclaim in response to Glacial Lakes’ demand for arbitration. The counterclaim requests a judgment against Glacial Lakes for (a) the $300,000 paid to the Minnesota Pollution Control Agency (“MPCA”) plus expenses, (b) at least $1,000,000 in economic harm associated with the “ramp down” in production required by the MPCA, and (c) at least $10,000,000 in economic harm associated with lost capacity associated with improper permitting, all of which Granite Falls claims are costs that should have been avoided had Glacial Lakes properly managed the environmental permitting process while it was managing the construction, startup and operations of Granite Falls as required by the operating and management agreement.
Item 1A. Risk Factors.
There have not been any material changes to the risk factors previously disclosed in Part 1, “Item 1A. Risk Factors” of our annual report on Form 10-KSB for the fiscal year ended October 31, 2007. In addition to other information set forth in this report, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” of our annual report for the fiscal year ended October 31, 2007, which could materially affect our business, financial condition and future results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.

Item 4. Submission of Matters to a Vote of Security Holders.
We did not submit any matter to a vote of our unit holders through the solicitation of proxies or otherwise during the first fiscal quarter of 2008. However, our annual members’ meeting is scheduled for March 27, 2008, at which time our members will elect two governors to our board.
Item 5. Other Information.
None.
Item 6. Exhibits. The following exhibits are included herein:

Exhibit No.	Description

31.1	Certificate Pursuant to 17 CFR 240.15d-14(a).

31.2	Certificate Pursuant to 17 CFR 240.15d-14(a).

32.1	Certificate Pursuant to 18 U.S.C. § 1350.

32.2	Certificate Pursuant to 18 U.S.C. § 1350.
SIGNATURES
In accordance with the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANITE FALLS ENERGY, LLC
/s/ Tracey L. Olson
March 14, 2008	Tracey L. Olson
Chief Executive Officer

/s/ Stacie Schuler
March 14, 2008	Stacie Schuler
Chief Financial Officer