Form 10-Q
period 2008-04-30
Granite Falls Energy, LLC
filed 2008-06-12
CIK 1181749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal quarter ended April 30, 2008

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
☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of June 1, 2008 there were 31,156 membership units outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
GRANITE FALLS ENERGY, LLC
Condensed Balance Sheet

	April 30,	October 31,
	2008	2007
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$5,148,773	$3,963,425
Restricted cash	3,045,017	1,929,493
Accounts receivable — primarily related party	4,642,721	4,975,624
Inventory	5,020,372	3,811,770
Prepaid expenses and other current assets	1,155,728	1,221,367

Total Current Assets	19,012,611	15,901,679

Property, Plant and Equipment
Land and improvements	3,490,107	3,490,107
Railroad improvements	4,127,738	4,127,738
Process equipment and tanks	58,293,194	58,209,666
Administration building	279,734	279,734
Office equipment	135,912	130,732
Rolling stock	554,058	554,058
Construction in progress	406,656	268,128

	67,287,399	67,060,163
Less accumulated depreciation	15,746,461	12,382,375

Net Property, Plant and Equipment	51,540,939	54,677,788

Other Assets
Deferred financing costs, net of amortization	37,093	38,493

Total Assets	$70,590,643	$70,617,960

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities
Current portion of long-term debt	$73,188	$72,612
Accounts payable	1,201,742	1,411,455
Corn payable to FCE — related party	1,542,905	968,557
Derivative instruments	4,157,194	247,038
Accrued liabilities	1,764,543	1,977,181
Distribution payable	—	6,231,200

Total Current Liabilities	8,739,572	10,908,043

Long-Term Debt, less current portion	482,129	518,868

Commitments and Contingencies

Members’ Equity, 31,156 units authorized, issued, and outstanding	61,368,943	59,191,049

Total Liabilities and Members’ Equity	$70,590,643	$70,617,960

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC
Condensed Statements of Operations

	Three Months	Three Months
	Ended	Ended
	April 30,	April 30,
	2008	2007
	(Unaudited)	(Unaudited)

Revenues — primarily related party	$19,018,497	$23,829,298

Cost of Goods Sold — primarily related party	19,027,679	18,519,632

Gross Profit (Loss)	(9,182)	5,309,666

Operating Expenses	566,866	546,186

Operating Income (Loss)	(576,048)	4,763,480

Other Income (Expense)
Other income	43,824	20,633
Interest income	6,883	136,686
Interest expense	(27,545)	(228,272)

Total other income (expense), net	23,162	(70,953)

Net Income (Loss)	$(552,886)	$4,692,527

Weighted Average Units Outstanding — Basic and Diluted	31,156	31,156

Net Income (Loss) Per Unit — Basic and Diluted	$(17.75)	$150.61

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC
Condensed Statement of Operations

	Six Months	Six Months
	Ended	Ended
	April 30,	April 30,
	2008	2007
	(Unaudited)	(Unaudited)

Revenues	$43,317,367	$50,651,747

Cost of Goods Sold	39,910,492	34,366,501

Gross Profit	3,406,875	16,285,246

Operating Expenses	1,222,296	1,140,809

Operating Income	2,184,579	15,144,437

Other Income (Expense):
Other income	43,426	43,633
Interest income	25,437	257,763
Interest expense	(75,548)	(688,044)

Total other expense, net	(6,685)	(386,648)

Net Income	$2,177,894	$14,757,789

Weighted Average Units Outstanding	31,156	31,156

Net Income Per Unit	$69.90	$473.67

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC
Condensed Statements of Cash Flows

	Six Months	Six Months
	Ended	Ended
	April 30,	April 30,
	2008	2007
	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities:
Net income	$2,177,894	$14,757,789
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	3,365,486	3,200,608
Change in fair value of derivative instruments	1,686,025	(5,931,961)
Changes in assets and liabilities:
Restricted cash	(115,524)	(69,044)
Derivative instruments	2,224,131	10,762,989
Accounts receivable	332,903	(64,758)
Inventory	(1,208,603)	(1,466,679)
Prepaid expenses and other current assets	65,638	(434,585)
Accounts payable	364,635	(867,716)
Accrued liabilities	(212,638)	140,939

Net Cash Provided by Operating Activities	8,679,947	20,027,580

Cash Flows from Investing Activities:
Capital expenditures	(88,708)	(71,118)
Construction in process	(138,528)	(4,749,963)

Net Cash Used in Investing Activities	(227,236)	(4,821,081)

Cash Flows from Financing Activities:
Restricted cash	(1,000,000)	—
Payments on long-term debt	(36,163)	(17,381,666)
Member distributions paid	(6,231,200)	(3,115,600)

Net Cash Used in Financing Activities	(7,267,363)	(20,497,266)

Net Increase (Decrease) in Cash and Cash Equivalents	1,185,348	(5,290,765)

Cash and Cash Equivalents — Beginning of Period	3,963,425	13,403,414

Cash and Cash Equivalents — End of Period	$5,148,773	$8,112,649

Supplemental Cash Flow Information
Cash paid during the period for:
Interest	$66,793	$688,044

Supplemental Disclosure of Noncash Investing, Operating and Financing Activities
Transfer of construction in process to fixed assets	$—	$5,880,703

Construction costs in accounts payable	$87,485	$166,017

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
April 30, 2008
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed financial statements of Granite Falls Energy, LLC have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As used in this report in Form 10-Q, the “Company” represents Granite Falls Energy, LLC (“GFE”).
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
Nature of Business
Granite Falls Energy, LLC is a Minnesota limited liability company operating an ethanol manufacturing facility near Granite Falls, Minnesota. On November 13, 2005, the Company began plant operations and is currently producing fuel-grade ethanol and distillers grains for sale. GFE’s plant has an approximate production capacity of 50 million gallons per year, although its current environmental permit is for 45 million gallons of undenatured ethanol annually. The Company sells its production of ethanol and distillers grains to marketers located within the United States.
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
In accordance with the Company’s agreements for the marketing and sale of ethanol and related products, commissions due to the marketers are deducted from the gross sales price at the time payment is remitted to the Company. Ethanol sales are recorded net of commissions of approximately $149,000 and $166,000 for the three months ended April 30, 2008 and 2007, respectively. Ethanol sales are recorded net of commission of approximately $331,000 and $346,000 for the six months ended April 30, 2008 and 2007, respectively. Distillers grain sales are recorded net of commissions of approximately $53,000 and $36,000 for the quarters ended April 30, 2008 and 2007, respectively. Distiller grain sales are recorded net of commission of approximately $75,000 and $51,000 for the six months ended April 30, 2008 and 2007, respectively.

GRANITE FALLS ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
April 30, 2008
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
Income Taxes
The Company is treated as a partnership for federal and state income tax purposes and generally does not incur income taxes. Instead, its earnings and losses are included in the income tax returns of the members. Therefore, no provision or liability for federal or state income taxes has been included in these financial statements. During the third quarter of fiscal year 2007, the Company changed its tax year to December 31, however the financial reporting year end will not change from October 31. In fiscal year 2007, the Company was required to make a federal income tax deposit of $787,757, which is included in prepaid expenses and other current assets as of April 30, 2008. This deposit is anticipated to be refunded after the second quarter of fiscal 2008, due to the December 31 tax reporting year end.
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

GRANITE FALLS ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
April 30, 2008
2. INVENTORY
Inventories consist of the following at April 30, 2008:

	April 30, 2008	October 31, 2007
Raw materials	$2,353,935	$1,595,185
Spare parts	428,173	461,601
Work in process	935,354	515,665
Finished goods	1,302,910	1,239,319

Totals	$5,020,372	$3,811,770

3. DERIVATIVE INSTRUMENTS
As of April 30, 2008, the Company has entered into derivative instruments to hedge 5,175,000 bushels of its future corn purchases through December 2008, and 6,421,000 gallons of its future ethanol sales through December 2008 to the extent considered necessary for minimizing risk from future market price fluctuations. The Company has used various option contracts as vehicles for these hedges.
At April 30, 2008, the Company had recorded a liability for these derivative instruments discussed above of $4,157,194. At October 31, 2007, the Company had recorded a liability for these derivative instruments discussed above of $247,038. Although the derivative instruments may not be designated as, and accounted for, as a fair value or cash flow hedges, management believes they are effective economic hedges of specified risks. The Company has recorded a decrease in revenue of $3,884,447, and an increase in revenue of $658,308 related to the change in fair value of its ethanol related derivative instruments for the three months ended April 30, 2008 and 2007, respectively. The Company has recorded a decrease in revenue of $7,307,659, and an increase in revenue of $17,869 related to the change in fair value of its ethanol related derivative instruments for the six month periods ended April 30, 2008 and 2007, respectively. The Company has recorded a net decrease in cost of goods sold of $4,853,224 and $957,275 related to the change in fair value of its corn derivative instruments for the three month periods ended April 30, 2008 and 2007, respectively. The Company has recorded a net decrease in cost of goods sold of $8,993,684 and $5,914,092 related to the change in fair value of its corn derivative instruments for the six month periods ended April 30, 2008 and 2007, respectively.
The Company is required to maintain cash balances with its broker related to derivative instrument positions. At April 30, 2008 and October 31, 2007, restricted cash related to this requirement totaled $2,045,017 and $1,929,493, respectively. This amount is included in restricted cash on the balance sheet as of April 30, 2008 and October 31, 2007, respectively.
4. CONSTRUCTION IN PROCESS
The Company entered into construction agreements with contractors to design and install an oil separator system to recover crude corn oil from syrup. The project will be funded from cash flow from current operations. The Company’s construction in process is comprised of the costs incurred for this project as of April 30, 2008. Subsequent to our fiscal quarter ended April 30, 2008, we completed the installation and start-up of our corn oil separation equipment at our ethanol plant. Our corn oil separator system recovers crude corn oil from our distillers syrup. The total cost of the oil separator system will be approximately $775,000.
5. REVOLVING LINE OF CREDIT
On November 26, 2007, the Company entered into a Loan Agreement with Minnwest Bank M.V. of Marshall, MN (the “Bank”). Under the Loan Agreement, the Company has a revolving line of credit with a maximum of $10,000,000 available and is secured by substantially all of the Company’s assets. The interest rate on the revolving line of credit is at 0.75 percentage points under the prime rate as reported by the Wall Street Journal, with a minimum rate of 6.0%. The interest rate on the revolving line of credit at April 30, 2008 was 6.0%, the minimum rate under the terms of the agreement. At April 30, 2008 and October 31, 2007, the Company had no outstanding balance on this line of credit. The Company is required to maintain a $1,000,000 savings account balance with the Bank to serve as collateral on this line of credit. This amount is included in restricted cash as of April 30, 2008 and October 31, 2007.

GRANITE FALLS ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
April 30, 2008
As of October 31, 2007, the Company had a credit facility with First National Bank of Omaha (“FNBO”) for the issuance of up to $1,000,000 in stand-by letters of credit, of which the Company had issued a total of $891,103. On December 7, 2007, Trinity released its letter of credit in the amount of $281,250 (as discussed in Note 7). Trinity’s release of its letter of credit reduced the total balance of issued letters of credit to $610,750. During the quarter ended January 31, 2008, the Company transferred the remaining letters of credit totaling $610,750 from FNBO to Minnwest Bank.
6. LONG-TERM DEBT
Long-term debt consists of the following:

	April 30, 2008	October 31, 2007
Economic Development Authority (“EDA”) Loans:
City of Granite Fall / MIF	$382,618	$412,209
Western Minnesota RLF	83,771	87,689
Chippewa County	88,928	91,582

Total EDA Loan	555,317	591,480

Less: Current Maturities	(73,188)	(72,612)

Total Long-Term Debt	$482,129	$518,868

The estimated maturities of long term debt at April 30, 2008 are as follows:

2008	$73,188
2009	74,362
2010	75,568
2011	76,807
2012	78,081
Thereafter	177,311

Total	$555,317

EDA Loans:
On February 1, 2006, the Company signed a Loan Agreement with the City of Granite Falls, MN (“EDA Loan Agreement”) for amounts to be borrowed from several state and regional economic development authorities. The original amounts are as follows:

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

GRANITE FALLS ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
April 30, 2008
Amounts borrowed under the EDA Loan Agreements are secured by a second mortgage on all of the assets of the Company.
7. LEASES
On October 3, 2005, the Company signed a lease agreement with Trinity Industries Leasing Company (“Trinity”) for 75 hopper cars to assist us with the transport of distiller’s grains by rail. The lease is for a five-year period once the cars have been delivered and inspected in Granite Falls, MN. Based on final manufacturing and interest costs, the Company will pay Trinity $673 per month plus $0.03 per mile traveled in excess of 36,000 miles per year. Rent expense for these leases was approximately $149,000 and $164,000 for the three months ended April 30, 2008 and 2007, respectively. Rent expense for these leases was approximately $297,000 and $315,000 for the six month periods ended April 30, 2008 and 2007, respectively.
At April 30, 2008, the Company had the following minimum commitments, which at inception had non-cancelable terms of more than one year:

Periods Ending April 30,
2009	$605,700
2010	605,700
2011	308,760

Total minimum lease commitments	$1,520,160

8. COMMITMENTS AND CONTINGENCIES
Construction Contract for Plant
As of April 30, 2008, $87,485 is included in payable to construction contracts and will be paid upon final determination of amounts due to a warranty claim. Subsequent to our fiscal quarter ended April 30, 2008, this claim has been settled and the full amount paid to the contractor.
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

GRANITE FALLS ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
April 30, 2008
GLE claims the Company wrongfully terminated the Operating and Management Agreement and seeks damages of approximately $5,300,000 in lost revenues and lost profits, of which $1,143,290 was accrued as of October 31, 2007, and remains accrued as of April 30, 2008, based on management estimates. Granite Falls is vigorously defending itself in this action and has filed its answering statement and counterclaim in response to GLE’s demand for arbitration on December 17, 2007. The counterclaim requests judgment against GLE for (a) the $300,000 paid to the Minnesota Pollution Control Agency (“MPCA”) plus expenses, (b) at least $1,000,000 in economic harm associated with the “ramp down” in production required by the MPCA, and (c) at least $10,000,000 in economic harm associated with lost capacity associated with improper permitting, all of which Granite Falls claims are costs that should have been avoided had GLE properly managed the environmental permitting process while it was managing the construction and startup of operations of Granite Falls as required by the operating and management agreement.
As of April 30, 2008, the Company has accrued $1,143,290 for services previously provided under this agreement of which $59,839 and $1,083,451 was charged to fiscal 2007 and 2006 operations, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three and six month periods ended April 30, 2008, compared to the same period of the prior fiscal year. This discussion should be read in conjunction with the condensed financial statements and notes and the information contained in the Company’s Annual Report on Form 10-KSB for the fiscal year ended October 31, 2007.
Disclosure Regarding Forward-Looking Statements
This report contains historical information, as well as forward-looking statements. These forward-looking statements include any statements that involve known and unknown risks and relate to future events and our expectations regarding future performance or conditions. Words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “intend,” “could,” “hope,” “predict,” “target,” “potential,” or “continue” or the negative of these terms or other similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. These forward-looking statements, and others we make from time to time, are subject to a number of risks and uncertainties. Many factors could cause actual results to differ materially from those projected in forward-looking statements. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include, but are not limited to:
•	Changes in our business strategy, capital improvements or development plans;
•	Changes in plant production capacity or technical difficulties in operating the plant;
•	Additional increases in the price of corn as the corn market becomes increasingly competitive;
•	Our inelastic demand for corn, as it is the only available feedstock for our plant;
•	Changes in the environmental regulations or in our ability to comply with the environmental regulations that apply to our plant site and our anticipated operations;
•	Changes in general economic conditions or the occurrence of certain events causing a significant economic impact in the agriculture, oil or automobile industries;
•	Changes in the availability and price of natural gas and corn, and the market for ethanol and distillers grains;
•	Changes in the availability of credit to support the level of liquidity necessary to implement our risk management activities;
•	Changes in the financial stability of our suppliers, marketers and other partners;
•	Changes in federal and/or state laws (including the reduction or elimination of any federal and/or state ethanol tax incentives, tariffs or other supports);
•	Overcapacity within the ethanol industry and decreases in the price of ethanol;
•	Changes and advances in ethanol production technology that may make it more difficult for us to compete with other ethanol plants utilizing such technology;
•	Our liability resulting from any litigation or arbitration; and
•	Competition in the ethanol industry and from other alternative fuels.
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

Overview
Granite Falls Energy, LLC is a Minnesota limited liability company currently producing fuel-grade ethanol and distillers grains for sale. Our plant has an approximate production capacity of 50 million gallons per year, although our environmental permits currently only allow us to produce up to 45 million gallons of undenatured ethanol on an annualized basis.
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
As of the date of this report, we have 36 full time employees and two part time employees. Ten of these employees are involved primarily in management and administration. The remaining employees are involved primarily in plant operations. We do not currently anticipate any significant change in the number of employees at our plant.
Results of Operations for the Six Months Ended April 30, 2008 and 2007
The following table shows the results of our operations and the approximate percentage of revenues, costs of sales, operating expenses and other items to total revenues in our unaudited statements of operations for the six months ended April 30, 2008 and 2007:

	Six Months		Six Months
	Ended April 30, 2008		Ended April 30, 2007
Income Statement Data	Amount	Percent	Amount	Percent
Revenues	$43,317,367	100.00%	$50,651,747	100.00%

Cost of Goods Sold	39,910,492	92.14%	34,366,501	67.85%

Gross Profit	3,406,875	7.86%	16,285,246	32.15%

Operating Expenses	1,222,296	2.82%	1,140,809	2.25%

Operating Income	2,184,579	5.04%	15,144,437	29.90%

Other Expense, net	(6,685)	(0.02)%	(386,648)	(0.76)%

Net Income	$2,177,894	5.03%	$14,757,789	29.14%

The following table shows additional data regarding production and price levels for our primary inputs and products for the six months ended April 30, 2008 and 2007.

	Six Months	Six Months
	ended	ended
Additional Data	April 30, 2008	April 30, 2007
Ethanol sold (thousands of gallons)	22,848,677	23,360,682
Dried distillers grains sold (tons)	62,892	60,719
Modified distillers grains sold (tons)	900	8,072
Ethanol average price per gallon (net of hedging activity)	$1.92	$1.96
Dried distillers grains average price per ton	$107.08	$75.93
Modified distillers grains average price per ton	$27.23	$28.97
Corn costs per bushel (net of hedging activity)	$3.40	$2.60

The decrease in revenues of 14.5% for the six months ended April 30, 2008 compared to the six months ended April 30, 2007 is due primarily to an approximately 512,000 gallon reduction in the amount of ethanol sold and the recognition of a $7,307,659 loss on ethanol derivatives compared to $17,896 of revenue for the same period one year ago. Revenue from sales of our co-products increased in the six months ended April 30, 2008 compared to the six months ended April 30, 2007, despite lower production levels, primarily due to an increase of approximately 41% in the price of our dried distillers grain as a result of the increasing cost of corn as a comparable feed product.
Ethanol prices were relatively steady during our six month period ended April 30, 2008, as compared to six months ended April 30, 2007, which is primarily due to strong demand for ethanol, created by a number of factors, including the high price of crude oil and gasoline. However, ethanol prices are still down significantly from the 2006 price levels and we cannot guarantee that the price of ethanol will not decline further due to factors beyond our control.
Management expects ethanol prices to remain steady through 2008 because of strong energy pricing. As a result, we conservatively expect the percentage of revenues from the sale of fuel ethanol and the percentage of revenue from the sale of distillers grains to remain steady during the fiscal year 2008. We expect the sale price of distillers grain to remain strong during the remainder of fiscal year 2008 and to fluctuate in tandem with the price of corn.
Management believes the industry will need to continue to grow demand and further develop an ethanol distribution system to facilitate additional blending of ethanol and gasoline to offset the increased supply brought to the marketplace by additional production. We expect ethanol demand to continue to grow and ethanol distribution to continue to expand as a result of the large spread that currently exits between the price of ethanol and the price of gasoline.
Cost of Sales
Our costs of goods sold as a percentage of revenues were approximately 92% and 68% for the six months ended April 30, 2008 and 2007, respectively. Our two largest costs of production are corn (61.6% of cost of goods sold for our six months ended April 30, 2008) and natural gas (12.8% of cost of goods sold for our six months ended April 30, 2008). Our cost of goods sold increased by approximately $5,543,991 in the six months ended April 30, 2008 as compared to the six months ended April 30, 2007, even though our revenue decreased by approximately $7,334,380. This increase in the cost of goods sold is primarily a result of significantly higher corn prices. Our total corn costs, net of gain on our corn derivative positions of $8,993,684, increased by approximately 30.8% for the six months ended April 30, 2008 as compared to the same period for our 2007 fiscal year. Our increasing cost of goods sold combined with anticipated steady or declining ethanol prices will continue to place pressure on our operating margins.
The rise in corn prices motivated farmers to plant additional corn acres in 2007. The United States Department of Agriculture (“USDA”) estimated the 2007 corn crop at approximately 13.07 billion bushels raised on approximately 93.6 million planted acres. In its May 9, 2008 crop production report the USDA announced its estimate of corn acres planted for the 2008 growing season at approximately 86 million acres, which is an 8.1% decrease from 2007. Even if these corn acres are ultimately planted, planting progress in currently behind schedule and the 2008 corn crop will be contingent on a number of weather related uncertainties. Accordingly, management expects to continue to endure high corn prices for the remainder of the 2008 fiscal year.
For the six months ended April 30, 2008, our natural gas costs decreased as a percentage of our cost of goods sold by approximately 4.4% compared to the six months ended April 30, 2007. This decrease in our cost of natural gas as a percentage of our cost of goods sold is a result of our increasing cost of corn and our corresponding increase in our cost of goods sold.

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
Operating Expense
Our operating expenses as a percentage of revenues were slightly higher for the six month period ended April 30, 2008 than they were for the same period ended April 30, 2007. These percentages were 2.82% and 2.25% for the six months ended April 30, 2008 and 2007, respectively. In addition to fluctuations in our revenues, this increase in operating expenses is primarily due to additional professional fees incurred in connection with our Sarbanes-Oxley compliance, Glacial Lakes arbitration, our ongoing permit amendment discussions with the MPCA, as well as additional maintenance expenses and compensation paid to the risk manager we hired in August 2007. We expect that going forward our operating expenses will remain fairly constant.
Operating Income
Our income from operations for the six months ended April 30, 2008 was approximately 5% of our revenues compared to approximately 30% of our revenues for the six months ended April 30, 2007. This decrease in our net income from operations is primarily due to lower revenues and increased costs of production. Our lower level of ethanol production is a result of maintaining compliance with the 45 million gallon limit on undenatured ethanol produced within any twelve month period, calculated on a rolling sum basis, as required by the Minnesota Pollution Control Agency. Our increased costs of production are primarily a consequence of increased corn prices.
Interest Expense and Interest Income
Interest expense for the six months ended April 30, 2008, was approximately 0.17% of our revenue and totaled $75,548. Interest expense for the six months ended April 30, 2007 was approximately 1.4% of our revenue and totaled $688,044. This reduction in interest expense is due primarily to a reduction in our outstanding debt. Going forward, we expect this percentage to decrease as we make the quarterly payments on our outstanding EDA loans. Interest income for the six months ended April 30, 2008, totaled $43,426, which was the result of available funds held in cash equivalents.

Results of Operations for the Three Months Ended April 30, 2008 and 2007
The following table shows the results of our operations and the approximate percentage of revenues, cost of sales, operating expenses and other items to total revenues in our unaudited statements of operations for the three months ended April 30, 2008 and 2007:

	Fiscal Quarter Ended		Fiscal Quarter Ended
	April 30, 2008		April 30, 2007
Income Statement Data	Amount	Percent	Amount	Percent
Revenues	$19,018,497	100.00%	$23,829,298	100.00%

Cost of Goods Sold	19,027,679	100.05%	18,519,632	77.70%

Gross Profit (Loss)	(9,182)	(0.05)%	5,309,666	22.30%

Operating Expenses	566,866	3.00%	546,186	2.30%

Operating Income (Loss)	(576,048)	(3.00)%	4,763,480	20.00%

Other Income (Expense), net	23,162	0.12%	(70,953)	(0.30)%

Net Income (Loss)	$(552,886)	(2.90)%	$4,692,527	19.70%

Revenues
Our revenues from operations come from two primary sources: sales of fuel ethanol and sales of distillers grains. The following table shows the sources of our revenue for the three months ended April 30, 2008.

		Percentage of
Revenue Sources	Amount	Total Revenues

Ethanol Sales	$16,070,600	84.50%
Distillers Grains Sales	2,947,897	15.50%

Total Revenues	$19,018,497	100.00%

The following table shows the sources of our revenue for the three months ended April 30, 2007:

		Percentage of
Revenue Sources	Amount	Total Revenues

Ethanol Sales	$21,446,368	90.00%
Distillers Grains Sales	2,382,930	10.00%

Total Revenues	$23,829,298	100.00%

The following table shows additional data regarding production and price levels for our primary inputs and products for the three months ended April 30, 2008 and 2007.

	Three Months	Three Months
	ended	ended
Additional Data	April 30, 2008	April 30, 2007
Ethanol sold (thousands of gallons)	9,916,430	11,211,640
Dried distillers grains sold (tons)	25,283	30,777
Modified distillers grains sold (tons)	415	732
Ethanol average price per gallon (net of hedging activity)	$2.00	$2.00
Dried distillers grains average price per ton	$117.57	$80.46
Modified distillers grains average price per ton	$27.65	$27.83
Corn costs per bushel (net of hedging activity)	$3.82	$3.27
The decrease in revenues of 20.2% for the three months ended April 30, 2008 compared to the three months ended April 30, 2007 is due primarily to a reduction in the number of gallons of ethanol sold of approximately 1,295,000 gallons and the recognition of a $3,884,446 loss on ethanol derivatives compared to a $658,307 loss for the same period one year ago. Revenue from sales of our co-products increased slightly in the three months ended April 30, 2008 compared to the three months ended April 30, 2007, despite lower production levels, primarily due to an increase of approximately 46% in the price of our dried distillers grain as a result of the increasing cost of corn as a comparable feed product.
Cost of Sales
Our costs of goods sold as a percentage of revenues were approximately 100% and 77.7% for the three months ended April 30, 2008 and 2007, respectively. Our two largest costs of production are corn (68.8% of cost of goods sold for our three months ended April 30, 2008) and natural gas (14.4% of cost of goods sold for our three months ended April 30, 2008). Our cost of goods sold increased by approximately $508,047 in the three months ended April 30, 2008 as compared to the three months ended April 30, 2007, even though our revenue decreased by approximately $4,810,800. Our total corn costs, including the offset gain on corn derivative positions of $4,853,224 and $957,275, respectively, increased by approximately 16.8% for the three months ended April 30, 2008 as compared to the same period for our 2007 fiscal year.
For the three months ended April 30, 2008, our natural gas costs increased as a percentage of our cost of goods sold by approximately 1.0% compared to the three months ended April 30, 2007.
Operating Expense
Our operating expenses as a percentage of revenues were slightly higher for the period ended April 30, 2008 than they were for the period ended April 30, 2007. These percentages were 3.00% and 2.30% for the three months ended April 30, 2008 and 2007, respectively. As mentioned above, this increase in operating expenses is primarily due to additional professional fees incurred in connection with our Sarbanes-Oxley compliance, Glacial Lakes arbitration, our ongoing permit amendment discussions with the MPCA as well as additional maintenance expenses and compensation paid to the risk manager we hired in August 2007.
Operating Income (Loss)
Our income (loss) from operations for the three months ended April 30, 2008 was a loss of 3% of our revenues compared to income of 20.0% of our revenues for the three months ended April 30, 2007. We incurred a net loss from operations for the three month period ended April 30, 2008. Our net loss from operations is primarily due to lower revenues and increased costs of production.

Interest Expense and Interest Income
Interest expense for the three months ended April 30, 2008, was equal to approximately 0.03% of our revenue and totaled $5,813. Interest expense for the three months ended April 30, 2007 was equal to approximately 0.96% of our revenue and totaled $228,272. Interest income for the three months ended April 30, 2008, totaled $6,883, which was the result of available funds held in short-term investments.
Changes in Financial Condition for the Six Months Ended April 30, 2008
The following table highlights the changes in our financial condition for the six months ended April 30, 2008 from our previous fiscal year ended October 31, 2007:

	April 30, 2008	October 31, 2007
Current Assets	$19,012,612	$15,901,679
Current Liabilities	$8,739,572	$10,908,043
Long-Term Debt	$482,129	$518,868
Members’ Equity	$61,368,943	$59,191,049
Total assets were approximately $70,591,000 at April 30, 2008 compared to approximately $70,618,000 at October 31, 2007. Current assets totaled approximately $19,013,000 at April 30, 2008, an increase from approximately $15,902,000 at October 31, 2007. The change resulted primarily from an increase in restricted cash set aside for our derivative instruments account.
Total current liabilities totaled approximately $8,740,000 at April 30, 2008 compared to approximately $10,908,000 at October 31, 2007. This decrease resulted primarily from having paid out the distribution payable recorded at October 31, 2007, which was partially offset by an increase in the liability recorded for our derivative instruments at April 30, 2007. Long term debt decreased slightly from approximately $519,000 at October 31, 2007 to $482,000 for our three months ended April 30, 2008.
During fiscal 2008, we have paid an aggregate of $ 6,231,200 in cash distributions to our unit holders.
Plant Operations
Management anticipates our plant will continue to operate at our currently permitted capacity of 45 million gallons per year. We expect to have sufficient cash generated by continuing operations, current lines of credit and cash reserves to cover our usual operating costs, which consist primarily of our corn supply, our natural gas supply, staffing expense, office expense, audit and legal compliance, working capital costs and debt service obligations.
Strategies: Corn Oil Separation
Subsequent to our fiscal quarter ended April 30, 2008, we completed the installation and start-up of our corn oil separation equipment at our ethanol plant and we are presently operating the new equipment. Our corn oil separator system recovers crude corn oil from our distillers syrup. We have not yet received the final invoices for all of the equipment, but we expect the total cost of the oil separator system will be approximately $775,000. Corn oil will be used primarily as an ingredient in animal nutrition or as a feedstock for biodiesel production facilities with possible future uses as an ingredient in margarines and salad dressings and as a cooking oil. We presently expect to market our corn oil on the spot market.
Since the board of governors decided to install this equipment, the price of corn oil has increased dramatically making our anticipated return on investment much better than initially expected. We have financed this project with cash from operations and expect this additional stream of revenue to be reflected in our financial statements for the period ended July 31, 2008.

Trends and Uncertainties Impacting the Ethanol and Distillers Grains Industries and Our Future Revenues
Our revenues primarily consist of sales of the ethanol and distillers grains we produce. Ethanol sales constitute the majority of our revenues. Subsequent to our fiscal year end, ethanol prices have generally remained steady. Strong demand, firm crude oil and gas markets and positive political signals have all contributed to the relative stability of ethanol prices. However, due to the anticipated increase in the supply of ethanol from new ethanol plants scheduled to begin production and the expansion of currently operational plants, current price levels are subject to downward pressure during our fiscal year ended October 31, 2008. In order to sustain current price levels, management believes the industry will need to continue to grow demand to offset the increased supply brought to the market place by additional production.
Ethanol production continues to grow as additional plants become operational. According to the Renewable Fuels Association (as of May 28, 2008), there are currently 151 ethanol plants in operation nationwide that have the capacity to annually produce approximately 8.7 billion gallons. In addition, there are 51 new ethanol plants and 7 expansions of existing ethanol plants under construction constituting another 4.9 billion gallons of annual capacity. According to the May 2008, Renewable Fuels Association report, there are currently 17 ethanol plants in operation within the State of Minnesota with the approximate annual production capacity of 662 million gallons and there are another 5 ethanol plants under construction or expansion with an anticipated annual production capacity of approximately 440 million gallons. Excess capacity in the ethanol industry may have an adverse effect on our results of operations.
The U.S. fuel ethanol industry has experienced rapid growth, increasing from 1.3 billion gallons of production in 1997 to approximately 6.5 billion gallons produced in 2007, with year-end 2007 production capacity of 7.5 billion gallons annually. Ethanol blends accounted for approximately 4.8% of the U.S. gasoline supply in 2007. The growth in ethanol usage has been supported by regulatory requirements dictating the use of renewable fuels, including ethanol. The Energy Independence and Security Act of 2007 signed into law on December 19, 2007, increased the mandated minimum use of renewable fuels to 9 billion gallons in 2008 (up from a 5.4 billion gallon requirement, which was the previous mandated 2008 requirement under the Energy Policy Act of 2005). The mandated usage of renewable fuels increases to 36 billion gallons in 2022. The upper mandate for corn based ethanol is 15 billion gallons by 2015. However, on May 2, 2008 twenty-four U.S. senators requested the Environmental Protection Agency (EPA) to waive or restructure these renewable fuels mandates. If the EPA does change or suspend the renewable fuels mandates, then ethanol demand may not increase as anticipated.
It is expected that annual ethanol production capacity in the U.S. will total in excess of 12 billion gallons annually by the end of 2008. This additional capacity may cause supply to exceed demand. If additional demand for ethanol is not created, through either additions to discretionary blending (through increased penetration rates in areas that blend ethanol today or through the establishment of new markets where little to no ethanol is blended today), or through additional governmental mandates at either the federal or state level, the excess supply may cause ethanol prices to decrease, perhaps substantially.
Increased ethanol production has led to increased availability of distillers grains. Continued increased supply of dried distillers grains from other plants could reduce the price we will be able to charge for our distillers dried grains. This could have a negative impact on our revenues. However, during the fiscal quarter ended April 30, 2008, prices for distillers grains in our local market have increased as more users of animal feed (for cattle, poultry and swine) are becoming familiar with distillers grains and beginning to incorporate our distillers grains into their rations instead of using corn. We expect the price for distillers grains in our local market area to remain strong during the remainder of our 2008 fiscal year.
The U.S. Congress is in the process of passing the Food, Conservation, and Energy Act of 2008, otherwise known as the Farm Bill. The proposed Farm Bill contains several elements affecting the ethanol industry, including provisions regarding a reduction in the blender’s credit, an extension of the tariff on fuel ethanol and the integration of sugar as a feedstock for domestic ethanol production facilities. As of the date of this report, the new Farm Bill had not yet become law and therefore the implication of this proposed legislation on our business is still uncertain.

Consumer resistance to the use of ethanol may affect the demand for ethanol which could affect our ability to market our product and reduce our revenues. Certain individuals believe the use of ethanol will have a negative impact on prices at the pump or that it will reduce fuel efficiency to such an extent that it costs more to use ethanol than it does to use gasoline. Some also believe that ethanol adds to air pollution and harms car and truck engines. Still other consumers believe that the process of producing ethanol actually uses more energy, such as oil and natural gas, than the amount of energy contained in the ethanol produced. Currently, there is also a public debate about whether the production of ethanol from corn is to blame for recent increases in price levels for food. These consumer beliefs could potentially be wide-spread. If consumers choose not to buy ethanol, it will affect the demand for the ethanol we produce which could negatively affect our ability to sell our product and negatively affect our profitability.
Trends and Uncertainties Impacting the Corn and Natural Gas Markets and Our Future Cost of Goods Sold
Our costs of our goods consist primarily of costs relating to the corn and natural gas supplies necessary to produce ethanol and distillers grains for sale. We grind approximately 1,350,000 bushels of corn each month. We expect corn prices to remain at current price levels well into the summer of 2008. For the quarter ended April 30, 2008, our average cost of corn, net of hedging activity, was approximately $3.80 per bushel, which is approximately $0.55 higher than our cost of corn for the same period ended April 30, 2007. Any further increases in corn prices may negatively impact our profitability by increasing our cost of goods and reducing our net operating income. We attempt to use hedging strategies to minimize our exposure to corn price movements; however, there is no guarantee or assurance that our hedging strategies will be effective.
Natural gas is also an important input commodity to our manufacturing process. Our natural gas usage is approximately 115,000 million British thermal units (mmBTU) per month. We continue to work to find ways to limit its natural gas price risk through efficient usage practices, research of new technologies, and pricing and hedging strategies. We have secured a marketing firm and an energy consultant for our natural gas procurement and will work with them on an ongoing basis to mitigate our exposure to volatile gas prices.
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
In connection with the stipulation agreement we applied for a permit amendment in early January 2008, which we expect to be subject to a public comment period in June or July of 2008. The permit amendment application requests additional fermentation tank capacity, corrects process throughput parameters, requests authorization for wetcake production, and requests a production capacity increase of 4.9 million gallons per year of undenatured ethanol. In August 2008, we will also be applying for a renewal of our NPDES water discharge permit. Based on initial discussions with the MPCA we believe the renewed permit will be more restrictive that our current NPDES permit. Granite Falls’ management considers environmental compliance a top priority and views the resolution of the MPCA’s allegations as a significant step toward its goal of consistently meeting each of the MPCA’s applicable environmental standards.
We are also subject to oversight activities by the United States Environmental Protection Agency (“EPA”). There is always a risk that the EPA may enforce certain rules and regulations differently than Minnesota’s environmental administrators. Minnesota or EPA rules are subject to change, and any such changes could result in greater regulatory burdens on plant operations. We could also be subject to environmental or nuisance claims from adjacent property owners or residents in the area arising from possible foul smells or other air or water discharges from the plant. Such claims may have adverse results in court if we are deemed to have engaged in a nuisance that substantially impairs the fair use and enjoyment of real estate.

The government’s regulation of the environment changes constantly. It is possible that more stringent federal or state environmental rules or regulations could be adopted, which could increase our operating costs and expenses. It is also possible that federal or state environmental rules or regulations could be adopted and have an adverse effect on the production or use of ethanol. For example, changes in the environmental regulations regarding the required oxygen content of automobile emissions could have an adverse effect on the ethanol industry. Furthermore, plant operations are governed by OSHA. OSHA regulations may change such that the cost of operating the plant may increase.
Contracting Activity
Farmers Cooperative Elevator Company supplies our corn. Aventine Renewable Energy markets our ethanol, and CHS, Inc. markets our distillers grains by rail. Each of these contracts is critical to our success and we are very dependent on each of these companies. Accordingly, the financial stability of these partners is critical to the successful operation of our business. We are independently marketing a portion of our distillers grains to local markets; however, if local markets do not support competitive prices we may market all of our distillers grains through CHS, Inc. We independently market a small portion of our production as E-85 to local retailers. Currently, the volume of our local E-85 sales is approximately 40,000 gallons per quarter. Subsequent to our fiscal quarter ended April 30, 2008, we entered into an agreement for consulting services with Highwater Ethanol, LLC. We have agreed to assist Highwater Ethanol, LLC with the development of the ethanol plant it is currently constructing near Lamberton, Minnesota.
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
As of April 30, 2008, the fair values of our derivative instruments are reflected as a liability in the amount of $4,157,194. As of October 31, 2007, we also recorded a liability for our derivative instruments in the amount of $247,038. There are several variables that could affect the extent to which our derivative instruments are impacted by fluctuations in the price of corn, ethanol or natural gas. However, it is likely that commodity cash prices will have the greatest impact on the derivative instruments with delivery dates nearest the current cash price. As we move forward, additional protection may be necessary. As the prices of these hedged commodities move in reaction to market trends and information, our statement of operations will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for the Company.
As of April 30, 2008, we had entered into derivative instruments to hedge (a) 5,175,000 bushels of our future corn purchases through December 2008, and (b) 6,421,000 gallons of our future ethanol sales through December 2008, to the extent considered necessary for minimizing risk from future market price fluctuations. We have used various option contracts as vehicles for these hedges.
As of April 30, 2008, we had price protection in place for approximately 27% of our natural gas needs through July 2008. As we move forward, we may determine that additional price protection for natural gas purchases is necessary to reduce our susceptibility to price increases. However, we may not be able to secure natural gas for prices less than current market price and we may not recover high costs of production resulting from high natural gas prices, which may raise our costs of production and reduce our net income.

The hedge accounts are reported at fair value as designated by our broker. We have categorized the cash flows related to the hedging activities in the same category as the item being hedged. We expect substantially all of our hedge positions outstanding as of April 30, 2008 to be realized and recognized by December 30, 2008.
Critical Accounting Estimates
Management uses estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. The most significant accounting estimates used in the financial statements relate to contingencies regarding a termination of a management contract with Glacial Lakes Energy, LLC. The fair value of our cash and cash equivalents and derivative instruments approximates their carrying value.
Liquidity and Capital Resources
The following table shows cash flows for the six months ended April 30, 2008 and 2007:

	2008	2007
Net cash provided by operating activities	$8,679,947	$20,027,580
Net cash used in investing activities	$(227,236)	$(4,821,081)
Net cash used in financing activities	$(7,267,363)	$(20,497,266)

Net increase (decrease) in cash and cash equivalents	$1,185,348	$(5,290,767)

Operating Cash Flows. Cash provided by operating activities was $8,679,947 for the six months ended April 30, 2008, which was a decrease from $20,027,580 provided by operating activities for the six months ended April 30, 2007. This decrease resulted from the decrease of net income from the same period last year of approximately $12,580,000, an increase in inventory, and the payment of accounts payable as the plant’s raw materials became more expensive. Our capital needs are being adequately met through cash flows from our operating activities and our currently available credit facilities.
Investing Cash Flows. Cash used in investing activities was $227,236 for the six months ended April 30, 2008, compared to $4,821,081 for the six months ended April 30, 2007. This decrease in cash used resulted from a decrease in funds needed for construction activity. In the six month period ended April 30, 2007, we used cash from operating activities to construct our water intake structure, water pipeline, and water treatment facility, which became operational in February 2007.
Financing Cash Flows. Cash used in financing activities was $7,267,363 for the six months ended April 30, 2008, compared to $20,497,266 for the six months ended April 30, 2007. In both periods cash was used to pay member distributions and for the six months ended April 30, 2008, we also used cash to pay down long term debt.
Indebtedness
Short-Term Debt Sources
On November 26, 2007, the Company entered into a Loan Agreement with Minnwest Bank M.V. of Marshall, MN (the “Bank”). Under the Loan Agreement, the Company has a revolving line of credit with a maximum of $10,000,000 available and is secured by substantially all of the Company’s assets. The interest rate on the revolving line of credit is at 0.75 percentage points under the prime rate as reported by the Wall Street Journal, with a minimum rate of 6.0%. At April 30, 2008, the Company had no outstanding balance on this line of credit. The Bank is also holding letters of credit for our benefit in the amount of approximately $610,750.

Long-Term Debt Sources
Summary of notes payable under our Economic Development Authority (“EDA”) Loans:
Note payable to City of Granite Falls/Minnesota Investment Fund, bearing interest of 1.00% due in semi-annual installments of $4,030, payable in full on June 15, 2014, secured by a second mortgage on all assets. The outstanding balance at April 30, 2008 was $382,618.
Note payable to City of Granite Falls/Western Minnesota Revolving Loan Fund, bearing interest of 5.00% due in quarterly installments of $15,807, payable in full on June 15, 2016, secured by a second mortgage on all assets. The outstanding balance at April 30, 2008 was $83,771.
Note payable to City of Granite Falls/Chippewa County, bearing interest of 3.00% due in semi-annual installments of $6,109, payable in full on June 15, 2021, secured by a second mortgage on all assets. The outstanding balance at April 30, 2008 was $88,928.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to the impact of market fluctuations associated with interest rates and commodity prices as discussed below. We have no exposure to foreign currency risk as all of our business is conducted in U.S. Dollars. We use derivative financial instruments as part of an overall strategy to manage market risk. We use cash, futures and option contracts to hedge changes to the commodity prices of corn, ethanol and natural gas. We do not enter into these derivative financial instruments for trading or speculative purposes, nor do we designate these contracts as hedges for accounting purposes pursuant to the requirements of SFAS 133, Accounting for Derivative Instruments and Hedging Activities.
Interest Rate Risk
We are generally exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from our revolving line of credit and letters of credit with Minnwest Bank. As of April 30, 2008, we did not have an outstanding balance on this revolving line of credit and had approximately $610,750 in outstanding letters of credit. The specifics of these credit facilities are discussed in greater detail in “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Short-Term Debt Sources.”
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
The immediate recognition of hedging gains and losses can cause net income to be volatile from quarter to quarter due to the timing of changes in the value of derivative instruments relative to the cost and use of the commodity being hedged. At April 30, 2008 and October 31, 2007, the fair value of our derivative instruments for corn and ethanol was a liability in the amount of $4,157,194 and $247,038, respectively. There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of corn or ethanol. However, it is likely that commodity cash prices will have the greatest impact on the derivative instruments with delivery dates nearest the current cash price.

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
To manage our natural gas price risk, we enter into natural gas purchase agreements with our suppliers. These purchase agreements fix the price at which we purchase natural gas. We have purchased a portion of our fiscal year 2008 natural gas requirements utilizing cash, futures or options contracts.
A sensitivity analysis has been prepared to estimate our exposure to corn and ethanol price risk. The table below presents the net fair value of our derivative instruments as of April 30, 2008 and October 31, 2007 and the potential loss in fair value resulting from a hypothetical 10% adverse change in such prices. The fair value of the positions is a summation of the fair values calculated by valuing each net position at quoted market prices as of the applicable date. The results of this analysis, which may differ from actual results, are as follows:

		Effect of Hypothetical
		Adverse Change —
	Fair Value	Market Risk
April 30, 2008	$4,157,194	$(415,700)
October 31, 2007	$247,038	$(24,700)
Item 4T. Controls and Procedures.
Our management, including our Chief Executive Officer and General Manager (the principal executive officer), Tracey Olson, along with our Chief Financial Officer (the principal financial officer), Stacie Schuler, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of April 30, 2008. Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Our management, including our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of April 30, 2008 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
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

Except as described above, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred in the fiscal quarter ended April 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Commencing August 8, 2005, Glacial Lakes began management of plant operations in anticipation of plant start-up pursuant to the terms on an operating and management agreement entered into on July 9, 2004. Under the operating and management agreement between Granite Falls and Glacial Lakes, Granite Falls was to pay Glacial Lakes $35,000 per month plus an annual payment equal to 3% of the plant’s net income from operations for an initial term of five years. The December 2006 resignation of Glacial Lakes’ key management personnel from their positions as executive officers of Granite Falls effectively terminated the operating and management agreement. In January 2007, Granite Falls formally recognized the termination of the operating and management agreement. Glacial Lakes claims that Granite Falls wrongfully terminated the agreement and seeks damages of approximately $5,300,000 in lost revenues and lost profits, of which $1,143,290 has been accrued as of April 30, 2008 based on management estimates. Granite Falls is vigorously defending this action and has filed its answering statement and counterclaim in response to Glacial Lakes’ demand for arbitration. The counterclaim requests a judgment against Glacial Lakes for (a) the $300,000 paid to the Minnesota Pollution Control Agency (“MPCA”) plus expenses, (b) at least $1,000,000 in economic harm associated with the “ramp down” in production required by the MPCA, and (c) at least $10,000,000 in economic harm associated with lost capacity associated with improper permitting, all of which Granite Falls claims are costs that should have been avoided had Glacial Lakes properly managed the environmental permitting process while it was managing the construction, startup and operations of Granite Falls as required by the operating and management agreement.
Item 1A. Risk Factors.
The following risk factor is provided due to material changes from the risk factors previously disclosed in our Annual Report on Form 10-KSB. The risk factor set forth below should be read in conjunction with the risk factors section and the Management’s Discussion and Analysis section for the fiscal year ended October 31, 2007, included in our Annual Report on Form 10-KSB.
Negative media attention associated with the use of corn in the ethanol production process may lead to decreases in demand for the ethanol we produce which could negatively affect our profitability. Recent media attention associated with the use of corn as the feedstock in ethanol production has been unfavorable to the ethanol industry. This negative media attention has focused on the alleged effect ethanol production has on domestic and foreign food prices. Ethanol production has previously received favorable coverage by the news media which may have increased demand for ethanol. The negative perception of ethanol production may have a negative effect on demand for ethanol which may decrease the price we receive for our ethanol. Decreases in the selling price of ethanol may have a negative effect on our financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
We held our Annual Members’ Meeting on March 27, 2008. The only matter submitted to a vote of our members was to elect two governors to serve until the 2011 Annual Members’ Meeting. The two nominees receiving a plurality of the membership units voted in person or by proxy were elected. There were 14,997 membership interests entitled to vote in the election of governors represented at the meeting in person or by proxy, which constituted a quorum. Ken Berg and Shannon Johnson were both reelected to the board of governors by a plurality vote of 11,249 and 11,443, respectively. Accordingly, our elected governors currently include Paul Enstad, Ken Berg, Scott Dubbelde, Julie Oftedahl-Volstad, Rodney Wilkison and Shannon Johnson. Our appointed governors currently include Chad Core, Terry Mudgett and Mark Schmidt. Our alternate governors are currently Terry Little and Myron Peterson.
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

GRANITE FALLS ENERGY, LLC
/s/ Tracey L. Olson
June 12, 2008	Tracey L. Olson
Chief Executive Officer

/s/ Stacie Schuler
June 12, 2008	Stacie Schuler
Chief Financial Officer