Form 10-Q
period 2008-07-31
Granite Falls Energy, LLC
filed 2008-09-12
CIK 1181749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal quarter ended July 31, 2008

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of September 1, 2008 there were 31,156 membership units outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
GRANITE FALLS ENERGY, LLC
Condensed Balance Sheet

	July 31,	Ocotber 31,
	2008	2007
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$2,481,496	$3,963,425
Restricted cash	5,106,895	1,929,493
Accounts receivable — primarily related party	6,363,797	4,975,624
Inventory	3,708,702	3,811,770
Prepaid expenses and other current assets	198,542	1,221,367

Total current assets	17,859,432	15,901,679

Property, Plant and Equipment
Land and improvements	3,490,107	3,490,107
Railroad improvements	4,127,738	4,127,738
Process equipment and tanks	59,060,875	58,209,666
Administration building	279,734	279,734
Office equipment	135,912	130,732
Rolling stock	563,007	554,058
Construction in progress	77,799	268,128

	67,735,172	67,060,163
Less accumulated depreciation	17,457,271	12,382,375

Net property, plant and equipment	50,277,901	54,677,788

Other Assets
Deferred financing costs, net of amortization	36,393	38,493

Total Assets	$68,173,726	$70,617,960

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities
Current portion of long-term debt	$73,622	$72,612
Revolving line of credit	2,703,500	—
Accounts payable	1,484,329	1,411,455
Corn payable to FCE — related party	955,204	968,557
Derivative instruments	4,030,705	247,038
Accrued liabilities	2,396,741	1,977,181
Distribution payable	—	6,231,200

Total current liabilities	11,644,101	10,908,043

Long-Term Debt, less current portion	460,134	518,868

Commitments and Contingencies

Members’ Equity, 31,156 units authorized, issued, and outstanding	56,069,491	59,191,049

Total Liabilities and Members’ Equity	$68,173,726	$70,617,960

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC
Condensed Statements of Operations

	Three Months	Three Months
	Ended	Ended
	July 31,	July 31,
	2008	2007
	(Unaudited)	(Unaudited)

Revenues — primarily related party	$29,464,319	$23,471,307

Cost of Goods Sold — primarily related party	33,663,068	21,054,651

Gross Profit (Loss)	(4,198,749)	2,416,656

Operating Expenses	1,195,004	1,128,309

Operating Income (Loss)	(5,393,753)	1,288,347

Other Income (Expense)
Other income	99,540	17,516
Interest income	6,789	62,019
Interest expense	(12,028)	(29,196)

Total other income, net	94,301	50,339

Net Income (Loss)	$(5,299,452)	$1,338,686

Weighted Average Units Outstanding — Basic and Diluted	31,156	31,156

Net Income (Loss) Per Unit — Basic and Diluted	$(170.09)	$42.97

Distributions Per Unit — Basic and Diluted	$—	$—

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC
Condensed Statement of Operations (cont.)

	Nine Months	Nine Months
	Ended	Ended
	July 31,	July 31,
	2008	2007
	(Unaudited)	(Unaudited)

Revenues — primarily related party	$72,781,686	$74,123,054

Cost of Goods Sold — primarily related party	73,573,560	55,421,152

Gross Profit (Loss)	(791,874)	18,701,902

Operating Expenses	2,417,300	2,269,118

Operating Income (Loss)	(3,209,174)	16,432,784

Other Income (Expense)
Other income	142,966	61,149
Interest income	32,226	319,782
Interest expense	(87,576)	(717,240)

Total other income (expense), net	87,616	(336,309)

Net Income (Loss)	$(3,121,558)	$16,096,475

Weighted Average Units Outstanding — Basic and Diluted	31,156	31,156

Net Income (Loss) Per Unit — Basic and Diluted	$(100.19)	$516.64

Distributions Per Unit — Basic and Diluted	$—	$100.00

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC
Condensed Statements of Cash Flows

	Nine Months	Nine Months
	Ended	Ended
	July 31,	July 31,
	2008	2007
	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities:
Net income (loss)	$(3,121,558)	$16,096,475
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation and amortization	5,076,996	4,894,538
Change in fair value of derivative instruments	3,083,891	(5,154,484)
Changes in assets and liabilities:
Restricted cash	(2,177,402)	(348,955)
Derivative instruments	699,776	10,053,942
Accounts receivable	(1,388,173)	113,951
Inventory	103,068	(1,457,346)
Prepaid expenses and other current assets	1,022,825	(1,385,694)
Accounts payable	59,521	(1,480,673)
Accrued liabilities	419,560	330,065

Net Cash Provided by Operating Activities	3,778,504	21,661,819

Cash Flows from Investing Activities:
Capital expenditures	(104,976)	(562,300)
Construction in process	(570,033)	(4,963,421)

Net Cash Used in Investing Activities	(675,009)	(5,525,721)

Cash Flows from Financing Activities:
Change in restricted cash	(1,000,000)	—
Net proceeds from revolving line of credit	2,703,500	—
Payments on long-term debt	(57,724)	(22,687,978)
Member distributions paid	(6,231,200)	(3,115,600)

Net Cash Used in Financing Activities	(4,585,424)	(25,803,578)

Net Decrease in Cash and Cash Equivalents	(1,481,929)	(9,667,480)

Cash and Cash Equivalents — Beginning of Period	3,963,425	13,403,414

Cash and Cash Equivalents — End of Period	$2,481,496	$3,735,934

Supplemental Cash Flow Information

Cash paid during the period for:
Interest	$75,740	$995,444

Supplemental Disclosure of Noncash Investing, Operating and Financing Activities

Transfer of construction in process to fixed assets	$767,681	$8,415,021

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
July 31, 2008
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying condensed balance sheet as of October 31, 2007 is derived from audited financial statements. The unaudited interim condensed financial statements of Granite Falls Energy, LLC (the “Company”) reflect all adjustments consisting only of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of financial position and results of operations and cash flows. The results for the three and nine month periods ended July 31, 2008 are not necessarily indicative of the results that may be expected for a full fiscal year. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) are condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), although the Company believes that the disclosures made are adequate to make the information not misleading. These condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in its annual report for the year ended October 31, 2007 filed on Form 10-KSB with the SEC.
Nature of Business
Granite Falls Energy, LLC is a Minnesota limited liability company operating an ethanol manufacturing facility near Granite Falls, Minnesota. On November 13, 2005, the Company began plant operations and is currently producing fuel-grade ethanol and distillers grains for sale. GFE’s plant has an approximate production capacity of 50 million gallons per year, although its current environmental permit is for 45 million gallons of undenatured ethanol annually. The Company sells its production of ethanol and distillers grains, a co-product of ethanol production, to marketers located within the United States.
Accounting Estimates
Management uses estimates and assumptions in preparing these condensed financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. The Company uses estimates and assumptions in accounting for the following significant matters, among others: useful lives of property, plant and equipment; valuation allowance of inventory; valuation allowance of derivative instruments and the carrying value of long-lived assets. Actual results may differ from previously estimated amounts, and such differences may be material to our condensed financial statements. The Company periodically reviews estimates and assumptions, and the effects of revisions are reflected in the period in which the revision is made.
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
In accordance with the Company’s agreements for the marketing and sale of ethanol and related products, commissions due to the marketers are deducted from the gross sales price at the time payment is remitted to the Company. Ethanol sales are recorded net of commissions. The commissions paid to the Company’s ethanol marketer were approximately $192,000 and $157,000 for the three months ended July 31, 2008 and 2007, respectively. Similarly, the commissions paid to the Company’s ethanol marketer were approximately $523,000 and $503,000 for the nine months ended July 31, 2008 and 2007, respectively. Distillers grain sales are also recorded net of commissions. The commissions paid to the Company’s distillers grains marketer were approximately $119,000 and $69,000 for the three months ended July 31, 2008 and 2007, respectively. Similarly, the commissions paid to the Company’s distillers grains marketer were approximately $208,000 and $158,000 for the nine months ended July 31, 2008 and 2007, respectively.

GRANITE FALLS ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
July 31, 2008
Derivative Instruments
The Company accounts for derivatives in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 133 requires the recognition of derivatives in the balance sheet and the measurement of these instruments at fair value.
In order for a derivative to qualify as a hedge, specific criteria must be met and appropriate documentation maintained. Gains and losses from derivatives that do not qualify as hedges, or are undesignated, must be recognized immediately in earnings. If the derivative does qualify as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will be either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. Changes in the fair value of undesignated derivatives are recorded in cost of goods sold.
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
In order to reduce the risk caused by market fluctuations, the Company hedges its anticipated corn and natural gas purchases and ethanol sales by entering into options and futures contracts. These contracts are used with the intention to fix the purchase price of our anticipated requirements of corn and natural gas in production activities and the sales price of ethanol. The fair value of these contracts is based on quoted prices in active exchange-traded or over-the-counter markets. The fair value of the derivatives is continually subject to change due to changing market conditions. The Company does not formally designate these instruments as hedges and, therefore, records in current earnings the changes in fair value of the underlying derivative instrument. The Company records withdrawals and payments against the trade equity of derivative instruments as a reduction or increase in the value of the derivative instruments.
Income Taxes
The Company is treated as a partnership for federal and state income tax purposes and generally does not incur income taxes. Instead, its earnings and losses are included in the income tax returns of the members. Therefore, no provision or liability for federal or state income taxes has been included in these financial statements. During the third quarter of fiscal year 2007, the Company changed its tax year to December 31; however the financial reporting year end will not change from October 31. In fiscal year 2007, the Company was required to make a federal income tax deposit of $787,757 for certain members. This deposit was refunded to the company during the quarter ending July 31, 2008, due to the December 31 tax reporting year end.
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

GRANITE FALLS ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
July 31, 2008
Recently Issued Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157 (SFAS 157), Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The statement is effective for (1) financial assets and liabilities in financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years and (2) certain non-financial assets and liabilities in financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company is evaluating the effect, if any, that the adoption of SFAS 157 will have on its results of operations, financial position, and the related disclosures.
In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 159, (SFAS 159), The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (Accounting for Certain Investments in Debt and Equity Securities). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value and is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Company is evaluating the effect, if any, that the adoption of SFAS 159 will have on its results of operations, financial position, and the related disclosures.
In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities, which requires enhanced disclosures about how these instruments and activities affect the entity’s financial position, financial performance and cash flows. The standard requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Because SFAS 161 requires enhanced disclosures but does not modify the accounting treatment of derivative instruments and hedging activities, the Company believes the adoption of this standard will have no effect on its financial position, results of operations or cash flows.
In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not believe that implementation of this standard will have a material effect on its consolidated financial position, results of operations or cash flows.
2. INVENTORY
Inventories consist of the following:

	July 31, 2008	October 31, 2007
Raw materials	$1,160,024	$1,595,185
Spare parts	449,735	461,601
Work in process	872,934	515,665
Finished goods	1,226,009	1,239,319

Totals	$3,708,702	$3,811,770

GRANITE FALLS ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
July 31, 2008
3. DERIVATIVE INSTRUMENTS
As of July 31, 2008, the Company has open derivative instruments to hedge 4,160,000 bushels of its future corn purchases through December 2008, and 9,700,000 gallons of its future ethanol sales through December 2008 to the extent considered necessary for minimizing risk from future market price fluctuations. The Company has used various option contracts as vehicles for these hedges. The Company also has entered into derivative instruments to hedge approximately 50 percent of its natural gas needs through March 2009. The Company has used various option contracts and delivery contracts as vehicles for these hedges.
At July 31, 2008, the Company had recorded a liability for the fair value of these derivative instruments discussed above of $4,030,705. At October 31, 2007, the Company had recorded a liability for these derivative instruments discussed above of $247,038. Although the derivative instruments may not be designated as, and accounted for, as a fair value or cash flow hedges, management believes they are effective economic hedges of specified risks. The Company has recorded a decrease in revenue of $1,172,572, and an increase in revenue of $312,450 related to the change in fair value of its ethanol related derivative instruments for the three months ended July 31, 2008 and 2007, respectively. The Company has recorded a decrease in revenue of $8,480,231 and an increase in revenue of $330,319 related to the change in fair value of its ethanol related derivative instruments for the nine month periods ended July 31, 2008 and 2007, respectively. The Company has recorded a net increase in cost of goods sold of $3,383,270 and $1,086,928 related to the change in fair value of its corn derivative instruments for the three month periods ended July 31, 2008 and 2007, respectively. The Company has recorded a net decrease in cost of goods sold of $5,610,415 and $5,570,015 related to the change in fair value of its corn derivative instruments for the nine month periods ended July 31, 2008 and 2007, respectively. The Company has recorded a net increase in cost of goods sold of $214,075 and $742,850 related to the change in fair value of its natural gas derivative instruments for the three and nine month periods ended July 31, 2008 and 2007, respectively.
The Company is required to maintain cash balances at its broker related to derivative instrument positions. At July 31, 2008 and October 31, 2007, restricted cash related to this requirement totaled $4,106,895 and $1,929,493, respectively. This amount is included in restricted cash on the balance sheet as of July 31, 2008 and October 31, 2007, respectively.
4. REVOLVING LINE OF CREDIT
On November 26, 2007, the Company entered into a Loan Agreement with Minnwest Bank M.V. of Marshall, MN (the “Bank”). Under the Loan Agreement, the Company has a revolving line of credit with a maximum of $10,000,000 available and is secured by substantially all of the Company’s assets. The interest rate on the revolving line of credit is at 0.75 percentage points under the prime rate as reported by the Wall Street Journal, with a minimum rate of 6.0%. The interest rate on the revolving line of credit at July 31, 2008 was 6.0%, the minimum rate under the terms of the agreement. At July 31, 2008, the Company had an outstanding balance on this line of credit of $2,703,500. On October 31, 2007, the Company had no outstanding balance on this line of credit. The Company is required to maintain a $1,000,000 savings account balance with the Bank to serve as collateral on this line of credit. This amount is included in restricted cash as of July 31, 2008.
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

GRANITE FALLS ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
July 31, 2008
5. LONG-TERM DEBT
Long-term debt consists of the following:

	July 31, 2008	October 31, 2007
Economic Development Authority (“EDA”) Loans:
City of Granite Fall / MIF	$367,768	$412,209
Western Minnesota RLF	79,756	87,689
Chippewa County	86,232	91,582

Total EDA Loan	533,756	591,480

Less: Current Maturities	(73,622)	(72,612)

Total Long-Term Debt	$460,134	$518,868

The estimated maturities of long term debt at July 31, 2008 are as follows:

2008	$73,622
2009	74,810
2010	76,031
2011	77,286
2012	78,575
Thereafter	153,432

Total	$533,756

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

GRANITE FALLS ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
July 31, 2008
6. LEASES
On October 3, 2005, the Company signed a lease agreement with Trinity Industries Leasing Company (“Trinity”) for 75 hopper cars to assist us with the transport of distiller’s grains by rail. The lease is for a five-year period once the cars have been delivered and inspected in Granite Falls, MN. Based on final manufacturing and interest costs, the Company will pay Trinity $673 per month plus $0.03 per mile traveled in excess of 36,000 miles per year. Rent expense for these leases was approximately $149,000 and $151,000 for the three months ended July 31, 2008 and 2007, respectively. Rent expense for these leases was approximately $446,000 and $460,000 for the nine month periods ended July 31, 2008 and 2007, respectively.
At July 31, 2008, the Company had the following minimum commitments, which at inception had non-cancelable terms of more than one year:

Periods Ending July 31,

2009	$605,700
2010	605,700
2011	159,500

Total minimum lease commitments	$1,370,900

7. COMMITMENTS AND CONTINGENCIES
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
On August 1, 2008, the Company and GLE executed a settlement agreement and mutual release. The Company agreed to pay GLE $1,825,000, which is included in accrued liabilities as of July 31, 2008. Of this amount, $1,143,290 has been expensed prior to fiscal year 2008. Accordingly, $681,710 was charged to operations during the quarter ended July 31, 2008. The Company paid the $1,825,000 on August 1, 2008. In addition to this payment, the Company has agreed to pay GLE a contingent amount of 2% of net income of the Company, as defined per the agreement, for each of the fiscal years ending October 31, 2008 and 2009 and 1.5% of net income of the Company, as defined per the agreement, for the fiscal year ending October 31, 2010. As of July 31, 2008, the Company has not accrued for any contingent amounts due under this agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three and nine month periods ended July 31, 2008, compared to the same period of the prior fiscal year. This discussion should be read in conjunction with the condensed financial statements and notes and the information contained in the Company’s Annual Report on Form 10-KSB for the fiscal year ended October 31, 2007.
Disclosure Regarding Forward-Looking Statements
This report contains historical information, as well as forward-looking statements. These forward-looking statements include any statements that involve known and unknown risks and relate to future events and our expectations regarding future performance or conditions. Words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “intend,” “could,” “hope,” “predict,” “target,” “potential,” or “continue” or the negative of these terms or other similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. These forward-looking statements, and others we make from time to time, are subject to a number of risks and uncertainties. Many factors could cause actual results to differ materially from those projected in forward-looking statements. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include, but are not limited to:
•	Changes in our business strategy, capital improvements or development plans;

•	Changes in plant production capacity or technical difficulties in operating the plant;

•	Additional increases in the price of corn as the corn market becomes increasingly volatile;

•	Our inelastic demand for corn, as it is the only available feedstock for our plant;

•	Changes in the environmental regulations or in our ability to comply with the environmental regulations that apply to our plant site and our anticipated operations;

•	Changes in general economic conditions or the occurrence of certain events causing a significant economic impact in the agriculture, oil or automobile industries;

•	Changes in the availability and price of natural gas and corn, and the market for ethanol and distillers grains;

•	Changes in the availability of credit to support the level of liquidity necessary to implement our risk management activities;

•	Changes in the financial stability of our suppliers, marketers and other partners;

•	Changes in federal and/or state laws (including the reduction or elimination of any federal and/or state ethanol tax incentives, tariffs or other supports);

•	Overcapacity within the ethanol industry and decreases in the price of ethanol;

•	Changes and advances in ethanol production technology that may make it more difficult for us to compete with other ethanol plants utilizing such technology;

•	Our liability resulting from any litigation or arbitration; and

•	Competition in the ethanol industry and from other alternative fuels.
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
Our operating results are largely driven by the prices at which we sell ethanol and distillers grains and the costs related to production. Historically, the price of ethanol has fluctuated with the price of petroleum-based products such as unleaded gasoline, heating oil and crude oil. The price of distillers grains is primarily influenced by the price of corn as a substitute livestock feed. We expect these price relationships to continue for the foreseeable future, although recent volatility in the commodities markets make historical price relationships seem less reliable. Our largest costs of production are corn, natural gas, depreciation and manufacturing chemicals. The cost of corn is largely impacted by geopolitical supply and demand factors and the outcome of our risk management strategies. Prices for natural gas, manufacturing chemicals and denaturant are tied directly to the overall energy sector, crude oil and unleaded gasoline.
As of the date of this report, we have 36 full time employees and two part time employees. Ten of these employees are involved primarily in management and administration. The remaining employees are involved primarily in plant operations. We do not currently anticipate any significant change in the number of employees at our plant.
Results of Operations for the Nine Months Ended July 31, 2008 and 2007
The following table shows the results of our operations and the approximate percentage of revenues, costs of sales, operating expenses and other items to total revenues in our unaudited statements of operations for the nine months ended July 31, 2008 and 2007:

	Nine Months		Nine Months
	Ended July 31, 2008		Ended July 31, 2007
	(Unaudited)		(Unaudited)
Statement of Operations Data	Amount	Percent	Amount	Percent
Revenues	$72,781,686	100.00%	$74,123,054	100.00%

Cost of Goods Sold	73,573,560	101.09%	55,421,152	74.77%

Gross Profit (Loss)	(791,874)	(1.09)%	18,701,902	25.23%

Operating Expenses	2,417,300	3.32%	2,269,118	3.06%

Operating Income (Loss)	(3,209,174)	(4.41)%	16,432,784	22.17%

Other Income (Expense), net	87,616	0.12%	(336,309)	(0.45)%

Net Income (Loss)	$(3,121,558)	(4.29)%	$16,096,475	21.72%

Revenues
Our revenues from operations come from two primary sources: sales of fuel ethanol and sales of distillers grains. However, during the quarter ended July 31, 2008, we also had revenue from the sale of corn oil. The following table shows the sources of our revenue for the nine months ended July 31, 2008.

		Percentage of
Revenue Sources	Amount	Total Revenues

Ethanol Sales	$69,512,289	95.51%
Change in fair value of ethanol related derivatives	(8,480,231)	(11.65)%
Distillers Grains Sales	11,204,573	15.39%
Corn Oil Sales	545,055	0.75%
Total Revenues	$72,781,686	100.00%
The following table shows the sources of our revenue for the nine months ended July 31, 2007:

		Percentage of
Revenue Sources	Amount	Total Revenues

Ethanol Sales	$66,862,229	90.20%
Change in fair value of ethanol related derivatives	330,319	0.45%
Distillers Grains Sales	6,930,506	9.35%
Total Revenues	$74,123,054	100.00%
The following table shows additional data regarding production and price levels for our primary inputs and products for the nine months ended July 31, 2008 and 2007.

	Nine Months	Nine Months
	Ended	Ended
Additional Data	July 31, 2008	July 31, 2007
Ethanol sold (thousands of gallons)	34,024,530	33,682,527
Dried distillers grains sold (tons)	92,276	88,847
Modified distillers grains sold (tons)	1,088	8,472
Ethanol average price per gallon (net of hedging activity)	$2.04	$1.98
Dried distillers grains average price per ton	$121.11	$78.42
Modified distillers grains average price per ton	$27.17	$28.91
Corn costs per bushel (net of hedging activity)	$4.51	$3.05
The decrease in revenues of approximately 1.81% for the nine months ended July 31, 2008, compared to the nine months ended July 31, 2007, is due primarily to the recognition of a $8,480,231 loss on ethanol derivatives compared to $330,319 of gain for the same period one year ago. Revenue from sales of our co-products increased in the nine months ended July 31, 2008 compared to the nine months ended July 31, 2007, primarily due to an increase of approximately 54% in the price of our dried distillers grain as a result of the increasing cost of corn as a comparable feed product.
Ethanol prices were relatively steady during our nine month period ended July 31, 2008, compared to nine months ended July 31, 2007, which is primarily due to strong demand for ethanol, created by a number of factors, including the high price of crude oil and gasoline. However, ethanol prices are still down significantly from the 2006 price levels and we cannot guarantee that the price of ethanol will not decline further due to factors beyond our control.
Management expects ethanol prices to remain steady through 2008 because of strong energy pricing. As a result, we conservatively expect the percentage of revenues from the sale of fuel ethanol and the percentage of revenue from the sale of distillers grains to remain steady during the remainder of fiscal year 2008. We also expect the sale price of distillers grain to remain strong during the remainder of fiscal year 2008 and to fluctuate in tandem with the price of corn.
Management believes the industry will need to continue to grow demand and further develop an ethanol distribution system to facilitate additional blending of ethanol and gasoline to offset the increased supply brought to the marketplace by additional production. We expect ethanol demand to continue to grow and ethanol distribution to continue to expand as a result of the large spread that currently exists between the price of ethanol and the price of gasoline.

Cost of Sales
Our costs of goods sold as a percentage of revenues were approximately 101% and 75% for the nine months ended July 31, 2008 and 2007, respectively. Our two largest costs of production are corn (71% of cost of goods sold for our nine months ended July 31, 2008) and natural gas (12% of cost of goods sold for our nine months ended July 31, 2008). Our cost of goods sold increased by approximately $18,152,408 in the nine months ended July 31, 2008, compared to the nine months ended July 31, 2007, even though our revenue decreased by approximately $1,341,368. This increase in the cost of goods sold is primarily a result of significantly higher corn prices. Our total corn costs, net of gain on our corn derivative positions of $5,610,415, increased by approximately 46% for the nine months ended July 31, 2008 as compared to the same period for our 2007 fiscal year. Our increasing cost of goods sold combined with anticipated steady or declining ethanol prices will continue to place pressure on our operating margins.
As of August 12, 2008, United States Department of Agriculture estimated that 2008 corn acres harvested will be down approximately 8.4% from 2007. The USDA attributes the decrease in 2008 corn acreage to unfavorable weather conditions during the corn planting season throughout the Midwestern corn belt. However, the USDA currently reports that the average yield per acre will be higher in 2008 than in 2007. As of the August 12, 2008 report, the UDSA reported total anticipated corn production of approximately 12.288 billion bushels, down approximately 6% from 2007. Accordingly, management expects to continue to endure high corn prices for the remainder of the 2008 fiscal year.
For the nine months ended July 31, 2008, our natural gas costs, net of loss on our derivative positions of $214,075, decreased as a percentage of our cost of goods sold by approximately 3.0% compared to the nine months ended July 31, 2007. This decrease in our cost of natural gas as a percentage of our cost of goods sold is a result of our increasing cost of corn and our corresponding increase in our cost of goods sold.
We engage in hedging activities with respect to corn, natural gas and ethanol sales. We recognize the gains or losses that result from the changes in the value of our derivative instruments in cost of goods sold as the changes occur. As corn and natural gas prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance. We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.
Operating Expense
Our operating expenses as a percentage of revenues were higher for the nine month period ended July 31, 2008 than they were for the same period ended July 31, 2007. These percentages were 3.32% and 3.06% for the nine months ended July 31, 2008 and 2007, respectively. In addition to fluctuations in our revenues, this increase in operating expenses is primarily due to additional professional fees incurred in connection with our Sarbanes-Oxley compliance, Glacial Lakes arbitration, and our ongoing permit amendment discussions with the Minnesota Pollution Control Agency (“MPCA”). We expect that going forward our operating expenses will decrease as we work through the above described issues.
Operating Income (Loss)
Our loss from operations for the nine months ended July 31, 2008 was approximately 4.41% of our revenues compared to income of approximately 22.17% of our revenues for the nine months ended July 31, 2007. For the nine months ended July 31, 2007, we reported operating income of $16,432,784 and for the nine months ended July 31, 2008, we had an operating loss of $3,209,174. This significant decrease in our operating income is primarily due to lower revenues and increased costs of production, including a change in the value of our derivative instruments from a gain of $5,154,484 for the nine months ended July 31, 2007, to a loss of $3,083,891 for the nine months ended July 31, 2008. Our lower level of ethanol production is a result of maintaining compliance with the 45 million gallon limit on undenatured ethanol produced within any twelve month period, calculated on a rolling sum basis, as required by the Minnesota Pollution Control Agency. Our increased costs of production are primarily a consequence of increased corn prices and our price risk management strategies.

Interest Expense and Interest Income
Interest expense for the nine months ended July 31, 2008, was approximately 0.12% of our revenue and totaled $87,576. Interest expense for the nine months ended July 31, 2007 was approximately 0.10% of our revenue and totaled $717,240. This reduction in interest expense is due primarily to a reduction in our outstanding debt. Going forward, this percentage may increase depending on how much we borrow on our revolving line of credit at Minnwest Bank. Interest income for the nine months ended July 31, 2008, totaled $32,226, which was the result of available funds held in cash equivalents.
Results of Operations for the Three Months Ended July 31, 2008 and 2007
The following table shows the results of our operations and the approximate percentage of revenues, cost of sales, operating expenses and other items to total revenues in our unaudited statements of operations for the three months ended July 31, 2008 and 2007:

	Fiscal Quarter Ended		Fiscal Quarter Ended
	July 31, 2008		July 31, 2007
	(Unaudited)		(Unaudited)
Statement of Operations Data	Amount	Percent	Amount	Percent
Revenues	$29,464,319	100.00%	$23,471,307	100.00%

Cost of Goods Sold	33,663,068	114.25%	21,054,651	89.70%

Gross Profit (Loss)	(4,198,749)	(14.25)%	2,416,656	10.18%

Operating Expenses	1,195,004	4.06%	1,128,309	4.81%

Operating Income (Loss)	(5,393,753)	(18.31)%	1,288,347	5.49%

Other Income, net	94,301	0.32%	50,339	0.21%

Net Income (Loss)	$(5,299,452)	(17.99)%	$1,338,686	5.70%

Revenues
Our revenues from operations come from two primary sources: sales of fuel ethanol and sales of distillers grains. However, during the quarter ended July 31, 2008, we also had revenue from the sale of corn oil. The following table shows the sources of our revenue for the three months ended July 31, 2008.

		Percentage of
Revenue Sources	Amount	Total Revenues

Ethanol Sales	$25,646,031	87.04%
Change in fair value of ethanol related derivatives	(1,172,572)	(3.98)%
Distillers Grains Sales	4,445,805	15.09%
Corn Oil Sales	545,055	1.85%
Total Revenues	$29,464,319	100.00%

The following table shows the sources of our revenue for the three months ended July 31, 2007:

		Percentage of
Revenue Sources	Amount	Total Revenues

Ethanol Sales	$20,790,992	88.58%
Change in fair value of ethanol related derivatives	312,450	1.33%
Distillers Grains Sales	2,367,865	10.09%
Total Revenues	$23,471,307	100.00%
The following table shows additional data regarding production and price levels for our primary inputs and products for the three months ended July 31, 2008 and 2007.

	Three Months	Three Months
	Ended	Ended
Additional Data	July 31, 2008	July 31, 2007
Ethanol sold (thousands of gallons)	11,172,852	10,321,845
Dried distillers grains sold (tons)	29,384	28,128
Modified distillers grains sold (tons)	188	400
Ethanol average price per gallon (net of hedging activity)	$2.30	$2.01
Dried distillers grains average price per ton	$151.13	$83.79
Modified distillers grains average price per ton	$26.88	$27.76
Corn costs per bushel (net of hedging activity)	$6.78	$4.05
The increase in revenues of 25.5% for the three months ended July 31, 2008 compared to the three months ended July 31, 2007 is due primarily to three factors: (1) the recognition of a $1,172,572 loss on ethanol derivatives compared to $312,450 of gain for the same period one year ago; (2) an increase in the number of gallons of ethanol sold by approximately 851,000 gallons, (3) an increase in the price per gallon we received for the ethanol sold by approximately $0.29, and (4) an increase in the volume and sales price of distillers grains compared to the same period one year ago.
Cost of Sales
Our costs of goods sold as a percentage of revenues were approximately 114% and 90% for the three months ended July 31, 2008 and 2007, respectively. Our two largest costs of production are corn (77% of cost of goods sold for our three months ended July 31, 2008) and natural gas (10% of cost of goods sold for our three months ended July 31, 2008). Our cost of goods sold increased by approximately $12,608,417 in the three months ended July 31, 2008 as compared to the three months ended July 31, 2007. Our total corn costs, including the loss on corn derivative positions of $3,383,270, increased by approximately 3.2% for the three months ended July 31, 2008 as compared to the same period for our 2007 fiscal year.
For the three months ended July 31, 2008, our natural gas costs decreased as a percentage of our cost of goods sold by approximately 0.20% compared to the three months ended July 31, 2007.
Operating Expense
Our operating expenses as a percentage of revenues were slightly lower for the period ended July 31, 2008 than they were for the period ended July 31, 2007. These percentages were 4.06% and 4.81% for the three months ended July 31, 2008 and 2007, respectively.

Operating Income (Loss)
Our income (loss) from operations for the three months ended July 31, 2008 was a net loss of 18.31% of our revenues compared to income of 5.49% of our revenues for the three months ended July 31, 2007. For the three months ended July 31, 2007, we reported operating income of $1,288,347 and for the three months ended July 31, 2008, we had an operating loss of $5,393,753. This significant decrease in our operating income is primarily due to lower revenues and increased costs of production, including a change in the value of our derivative instruments from a loss of $1,517,328 for the nine months ended July 31, 2007, to a loss of $4,769,917 for the nine months ended July 31, 2008. As described above, our increased costs of production were influenced by the realized and unrealized losses resulting from our price risk management strategy.
Interest Expense and Interest Income
Interest expense for the three months ended July 31, 2008, was equal to approximately 0.04% of our revenue and totaled $12,028. Interest expense for the three months ended July 31, 2007 was equal to approximately 0.12% of our revenue and totaled $29,196. Interest income for the three months ended July 31, 2008, totaled $6,789, which was the result of available funds held in short-term investments.
Changes in Financial Condition for the Nine Months Ended July 31, 2008
The following table highlights the changes in our financial condition for the nine months ended July 31, 2008 from our previous fiscal year ended October 31, 2007:

	July 31, 2008	October 31, 2007
Current Assets	$17,859,432	$15,901,679
Current Liabilities	$11,644,101	$10,908,043
Long-Term Debt	$460,134	$518,868
Members’ Equity	$56,069,491	$59,191,049
Total assets were approximately $68,174,000 at July 31, 2008 compared to approximately $70,618,000 at October 31, 2007. Current assets totaled approximately $17,859,000 at July 31, 2008, an increase from approximately $15,902,000 at October 31, 2007. The change resulted primarily from an increase in restricted cash set aside for our derivative instruments account and an increase in our accounts receivable.
Total current liabilities totaled approximately $11,644,000 at July 31, 2008 compared to approximately $10,908,000 at October 31, 2007. This increase resulted primarily from an increase in the liability recorded for our derivative instruments and a draw on our revolving line of credit at July 31, 2008. Long-term debt decreased slightly from approximately $519,000 at October 31, 2007 to approximately $460,000 for our three months ended July 31, 2008.
During fiscal 2008, we have paid an aggregate of $6,231,200 in cash distributions to our unit holders.
Plant Operations
Management anticipates our plant will continue to operate at our currently permitted capacity of 45 million gallons per year. However, we are currently working with MPCA to obtain a new air permit to increase production by 4.9 million gallons per year and allow the production of wet cake and we hope to have the permit in place early this fall. We expect to have sufficient cash generated by continuing operations, current lines of credit and cash reserves to cover our usual operating costs, which consist primarily of our corn supply, our natural gas supply, staffing expense, office expense, audit and legal compliance, working capital costs and debt service obligations.
Trends and Uncertainties Impacting the Ethanol and Distillers Grains Industries and Our Future Revenues
Our revenues primarily consist of sales of the ethanol and distillers grains we produce. Ethanol sales constitute the majority of our revenues; however, we recently began to realize revenue from the sale of corn oil we are now able to separate from our distillers syrup. Ethanol prices have generally remained steady so far this fiscal year. Strong demand, firm crude oil and gas markets and positive political signals have all contributed to the relative stability of ethanol prices. However, due to the anticipated increase in the supply of ethanol from new ethanol plants scheduled to begin production and the expansion of currently operational plants, current price levels are subject to downward pressure during our fiscal year ended October 31, 2008. In order to sustain current price levels, management believes the industry will need to continue to grow demand to offset the increased supply brought to the market place by additional production.

We currently benefit from federal ethanol supports and federal tax incentives. Changes to these supports or incentives could significantly impact demand for ethanol, and could negatively impact our business. On August 8, 2005, President George W. Bush signed into law the Energy Policy Act of 2005 which contained numerous provisions that favorably impacted the ethanol industry by enhancing both the production and use of ethanol. Most notably, the Energy Policy Act created a 7.5 billion gallon renewable fuels standard (the “RFS”). The RFS is a national renewable fuels mandate as to the total amount of national renewable fuels usage but allows flexibility to refiners by allowing them to use renewable fuel blends in those areas where it is most cost-effective rather than requiring renewable fuels to be used in any particular area or state. The Energy Independence and Security Act of 2007 (the “Act”) amended the RFS to set the volume at 9 billion gallons in 2008, increasing to 36 billion gallons in 2022. However, the Act expanded the definition of several renewable fuels which may be used by blenders to meet the RFS requirement. As a result, advanced biofuels, cellulosic biofuels and biodiesel all can be used to meet the RFS, in addition to the conventional biofuels which we produce. In addition, the RFS total annual requirement is allocated differently in each subsequent year to encourage the use of more cellulosic biofuels, advanced biofuels and biodiesel. The RFS for conventional biofuel, including corn-based ethanol, will reach 15 billion gallons in 2015 and will not increase in subsequent years. We do not have the ability to produce cellulosic ethanol and it would be cost prohibitive to modify our plant to do so. This may have a negative effect on our ability to market our corn-based ethanol or compete with non-conventional biofuels, including cellulosic ethanol.
On June 18, 2008, the United States Congress overrode a presidential veto to approve the Food, Conservation and Energy Act of 2008 (the “2008 Farm Bill”) and to ensure that all parts of the 2008 Farm Bill are enacted into law. Passage of the 2008 Farm Bill reauthorizes the 2002 farm bill and adds new provisions regarding energy, conservation, rural development, crop insurance as well as other subjects. The energy title continues the energy programs contained in the 2002 farm bill but refocuses certain provisions on the development of cellulosic ethanol technology. The new legislation provides assistance for the production, storage and transport of cellulosic feedstocks and provides support for ethanol production from such feedstocks in the form of grants, loans and loan guarantees. The 2008 Farm Bill also modifies the ethanol fuels credit from 51 cents per gallon to 45 cents per gallon beginning in 2009. The bill also extends the 54 cent per gallon tariff on imported ethanol for two years, to January 2011. The 2008 Farm Bill is distinct from the Energy Independence and Security Act of 2007, which contains the renewable fuels standards described above.
Ethanol production continues to rapidly grow as additional plants and plant expansions become operational. According to the Renewable Fuels Association (as of August 19, 2008), there are currently 167 ethanol plants in operation nationwide that have the capacity to annually produce approximately 9.9 billion gallons. In addition, there are 35 new ethanol plants and 7 expansions of existing ethanol plants under construction constituting another 3.7 billion gallons of annual capacity. According to the August 2008, Renewable Fuels Association report, there are currently 19 ethanol plants in operation within the State of Minnesota with the approximate annual production capacity of 842.1 million gallons and there are another 3 ethanol plants under construction or expansion with an anticipated annual production capacity of approximately 235 million gallons. Excess capacity in the ethanol industry will have an adverse effect on our results of operations, cash flows and financial condition. In a manufacturing industry with excess capacity, producers have an incentive to manufacture additional products for so long as the price exceeds the marginal cost of production (i.e., the cost of producing only the next unit, without regard to interest, overhead or fixed costs). This incentive can result in the reduction of the market price of ethanol to a level that is inadequate to generate sufficient cash flow to cover costs. As ethanol production continues to grow through 2008, we expect continued pressure on the ethanol prices. If the demand for ethanol does not grow at the same pace as supply, we expect the price for ethanol to decline.
Increased ethanol production has led to increased availability of distillers grains. Further increases in the supply of dried distillers grains could reduce the price we will be able to charge for our dried distillers grains. This could have a negative impact on our revenues.

Trends and Uncertainties Impacting the Corn and Natural Gas Markets and Our Future Cost of Goods Sold
Our costs of our goods consist primarily of costs relating to the corn and natural gas supplies necessary to produce ethanol and distillers grains for sale. We grind approximately 1,350,000 bushels of corn each month. For the quarter ended July 31, 2008, our average cost of corn, net of hedging activity, was approximately $6.78 per bushel, which is approximately $2.73 higher than our cost of corn for the same period ended July 31, 2007. We attempt to use hedging strategies to minimize our exposure to corn price movements; however, there is no guarantee or assurance that our hedging strategies will be effective.
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
Compliance with Environmental Laws
We are subject to extensive air, water and other environmental regulations and we have been required to obtain a number of environmental permits to construct and operate the plant. In early 2007, we disclosed that we had received a Notice of Violation from the MPCA notifying us of alleged violations discovered by the MPCA staff during it inspection on the plant in August 2006. As a settlement to the Notice of Violation, we entered into a stipulation agreement with the MPCA in November 2007. A condition of the stipulation agreement was to apply for a permit amendment to correct inconsistencies in fermentation tank capacity and process throughput parameters.
We submitted the air permit amendment in early January 2008 to correct the inconsistencies in fermentation tank capacity and process throughput parameters and also request the production of wet cake and a production increase of 4.9 million gallons per year of undenatured ethanol. The permit amendment was subject to a public comment period in July and August 2008.
Due to the production increase request, the NPDES water discharge required a minor amendment to ensure continued compliance. Aspects of this amended permit may lead to a more restrictive NPDES permit when the permit comes up for renewal in April 2009. Granite Falls’ management considers environmental compliance a top priority and strives to consistently meet all MPCA’s applicable environmental standards.
We are subject to oversight activities by the MPCA as well as the United States Environmental Protection Agency (“EPA”). There is always a risk that the EPA may enforce certain rules and regulations differently than the MPCA. Minnesota or EPA rules are subject to change, and any such changes could result in greater regulatory burdens on plant operations. We could also be subject to environmental or nuisance claims from adjacent property owners or residents in the area arising from possible foul smells or other air or water discharges from the plant. Such claims may have adverse results in court if we are deemed to have engaged in a nuisance that substantially impairs the fair use and enjoyment of real estate.
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

Contracting Activity
Farmers Cooperative Elevator Company supplies our corn. Aventine Renewable Energy markets our ethanol, and CHS, Inc. markets our distillers grains by rail. Each of these contracts is critical to our success and we are very dependent on each of these companies. Accordingly, the financial stability of these partners is critical to the successful operation of our business. We are independently marketing a portion of our distillers grains to local markets; however, if local markets do not support competitive prices we may market all of our distillers grains through CHS, Inc. We independently market a small portion of our production as E-85 to local retailers and all of the corn oil we produce is presently sold on the spot market.
On August 1, 2008, the Granite Falls and Glacial Lakes executed a settlement agreement and mutual release. Granite Falls agreed to pay Glacial Lakes $1,825,000, which is included in accrued expenses as of July 31, 2008. Of this amount, $1,143,290 has been expensed prior to fiscal year 2008, accordingly, $681,710 was charged to operations during the quarter ended July 31, 2008. We paid the $1,825,000 on August 1, 2008. In addition to this payment, we have agreed to pay Glacial Lakes a contingent amount of 2% of our net income, as defined per the agreement, for each of the fiscal years ending October 31, 2008 and 2009 and 1.5% of our net income, as defined per the agreement, for the fiscal year ending October 31, 2010. As of July 31, 2008, the Company has not accrued for any contingent amounts due under this agreement.
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
As of July 31, 2008, the fair values of our derivative instruments are reflected as a liability in the amount of $4,030,705. As of October 31, 2007, we also recorded a liability for our derivative instruments in the amount of $247,038. There are several variables that could affect the extent to which our derivative instruments are impacted by fluctuations in the price of corn, ethanol or natural gas. However, it is likely that commodity cash prices will have the greatest impact on the derivative instruments with delivery dates nearest the current cash price. As we move forward, additional protection may be necessary. As the prices of these hedged commodities move in reaction to market trends and information, our statement of operations will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for the Company.
As of July 31, 2008, we had entered into derivative instruments to hedge (a) 4,160,000 bushels of our future corn purchases through December 2008, and (b) 9,700,000 gallons of our future ethanol sales through December 2008, to the extent considered necessary for minimizing risk from future market price fluctuations. We have used various option contracts as vehicles for these hedges.
As of July 31, 2008, we had price protection in place for approximately 50% of our natural gas needs through March 2009. As we move forward, we may determine that additional price protection for natural gas purchases is necessary to reduce our susceptibility to price increases. However, we may not be able to secure natural gas for prices less than current market price and we may not recover high costs of production resulting from high natural gas prices, which may raise our costs of production and reduce our net income.
The hedge accounts are reported at fair value as designated by our broker. We have categorized the cash flows related to the hedging activities in the same category as the item being hedged. We expect substantially all of our hedge positions outstanding as of July 31, 2008 to be realized and recognized by December 30, 2008.
Critical Accounting Estimates
Management uses estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.

Liquidity and Capital Resources
The following table shows cash flows for the nine months ended July 31, 2008 and 2007:

	2008	2007
Net cash provided by operating activities	$3,778,504	$21,661,819
Net cash used in investing activities	$(675,009)	$(5,525,721)
Net cash used in financing activities	$(4,585,424)	$(25,803,578)

Net decrease in cash and cash equivalents	$(1,481,929)	$(9,667,480)

Operating Cash Flows. Cash provided by operating activities was $3,778,504 for the nine months ended July 31, 2008, which was a decrease from $21,661,819 provided by operating activities for the nine months ended July 31, 2007. This decrease resulted from the decrease of net income from the same period last year of approximately $19,856,000. Our capital needs are being adequately met through cash flows from our operating activities and our currently available credit facilities.
Investing Cash Flows. Cash used in investing activities was $675,009 for the nine months ended July 31, 2008, compared to $5,525,721 for the nine months ended July 31, 2007. This decrease in cash used resulted from a decrease in funds needed for construction activity. In the nine month period ended July 31, 2007, we used cash from operating activities to construct our water intake structure, water pipeline, and water treatment facility, which became operational in February 2007.
Financing Cash Flows. Cash used in financing activities was $4,585,424 for the nine months ended July 31, 2008, compared to $25,803,578 for the nine months ended July 31, 2007. In both periods cash was used to pay member distributions and for the nine months ended July 31, 2007, we also used cash to pay down long-term debt.
Indebtedness
Short-Term Debt Sources
On November 26, 2007, the Company entered into a Loan Agreement with Minnwest Bank M.V. of Marshall, MN (the “Bank”). Under the Loan Agreement, the Company has a revolving line of credit with a maximum of $10,000,000 available and is secured by substantially all of the Company’s assets. The interest rate on the revolving line of credit is at 0.75 percentage points under the prime rate as reported by the Wall Street Journal, with a minimum rate of 6.0%. At July 31, 2008, the Company had a $2,703,500 outstanding balance on this line of credit.
Long-Term Debt Sources
Summary of notes payable under our Economic Development Authority (“EDA”) Loans:
Note payable to City of Granite Falls/Minnesota Investment Fund, bearing interest of 1.00% due in semi-annual installments of $4,030, payable in full on June 15, 2014, secured by a second mortgage on all assets. The outstanding balance at July 31, 2008 was $367,767.
Note payable to City of Granite Falls/Western Minnesota Revolving Loan Fund, bearing interest of 5.00% due in quarterly installments of $15,807, payable in full on June 15, 2016, secured by a second mortgage on all assets. The outstanding balance at July 31, 2008 was $79,756.
Note payable to City of Granite Falls/Chippewa County, bearing interest of 3.00% due in semi-annual installments of $6,109, payable in full on June 15, 2021, secured by a second mortgage on all assets. The outstanding balance at July 31, 2008 was $86,232.

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
Interest Rate Risk
We are generally exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from our revolving line of credit and letters of credit with Minnwest Bank. As of July 31, 2008, we had a $2,703,500 outstanding balance on this revolving line of credit. The specifics of these credit facilities are discussed in greater detail in “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Short-Term Debt Sources.”
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
The immediate recognition of hedging gains and losses can cause net income to be volatile from quarter to quarter due to the timing of changes in the value of derivative instruments relative to the cost and use of the commodity being hedged. At July 31, 2008 and October 31, 2007, the fair value of our derivative instruments for corn and ethanol was a liability in the amount of $4,030,705 and $247,038, respectively. There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of corn or ethanol. However, it is likely that commodity cash prices will have the greatest impact on the derivative instruments with delivery dates nearest the current cash price.
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

To manage our natural gas price risk, we enter into natural gas purchase agreements with our suppliers along with futures and options contracts. These price protection tools are used to fix the price at which we purchase natural gas. We have purchased a portion of our fiscal year 2008 natural gas requirements using these price protection tools.
A sensitivity analysis has been prepared to estimate our exposure to corn and ethanol price risk. The table below presents the net fair value of our derivative instruments as of July 31, 2008 and October 31, 2007 and the potential loss in fair value resulting from a hypothetical 10% adverse change in such prices. The fair value of the positions is a summation of the fair values calculated by valuing each net position at quoted market prices as of the applicable date. The results of this analysis, which may differ from actual results, are as follows:

		Effect of Hypothetical
		Adverse Change —
	Fair Value	Market Risk
July 31, 2008	$(4,030,705)	$(403,000)
October 31, 2007	$(247,038)	$(24,700)
Item 4T. Controls and Procedures.
Our management, including our Chief Executive Officer and General Manager (the principal executive officer), Tracey Olson, along with our Chief Financial Officer (the principal financial officer), Stacie Schuler, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of July 31, 2008. Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Our management, including our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of July 31, 2008 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
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
Except as described above, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred in the fiscal quarter ended July 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Commencing August 8, 2005, Glacial Lakes began management of plant operations in anticipation of plant start-up pursuant to the terms of an operating and management agreement entered into on July 9, 2004. Under the operating and management agreement between Granite Falls and Glacial Lakes, Granite Falls was to pay Glacial Lakes $35,000 per month plus an annual payment equal to 3% of the plant’s net income from operations for an initial term of five years. The December 2006 resignation of Glacial Lakes’ key management personnel from their positions as executive officers of Granite Falls effectively terminated the operating and management agreement. In January 2007, Granite Falls formally recognized the termination of the operating and management agreement. Glacial Lakes claims that Granite Falls wrongfully terminated the agreement and seeks damages of approximately $5,300,000 in lost revenues and lost profits.
On August 1, 2008, the Granite Falls and Glacial Lakes executed a settlement agreement and mutual release. Granite Falls agreed to pay Glacial Lakes $1,825,000, which is included in accrued expenses as of July 31, 2008. Of this amount, $1,143,290 has been expensed prior to fiscal year 2008, accordingly, $681,710 was charged to operations during the quarter ended July 31, 2008. We paid the $1,825,000 on August 1, 2008. In addition to this payment, we have agreed to pay Glacial Lakes a contingent amount of 2% of our net income, as defined per the agreement, for each of the fiscal years ending October 31, 2008 and 2009 and 1.5% of our net income, as defined per the agreement, for the fiscal year ending October 31, 2010. As of July 31, 2008, the Company has not accrued for any contingent amounts due under this agreement.
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

GRANITE FALLS ENERGY, LLC
/s/ Tracey L. Olson
September 12, 2008	Tracey L. Olson
Chief Executive Officer

/s/ Stacie Schuler
September 12, 2008	Stacie Schuler
Chief Financial Officer