Form 10-K
period 2008-10-31
Granite Falls Energy, LLC
filed 2009-01-27
CIK 1181749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal year ended October 31, 2008

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
Commission file number 00051277
GRANITE FALLS ENERGY, LLC
(Exact name of registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-1997390 (I.R.S. Employer Identification No.)

15045 Highway 23 SE Granite Falls, MN (Address of principal executive offices)	56241-0216 (Zip Code)
320-564-3100
(Registrant’s telephone number, including area code)
Securities registered under Section 12(b) of the Exchange Act:
None
Securities registered under Section 12(g) of the Exchange Act:
Membership Units
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
As of January 23, 2009, the aggregate market value of the membership units held by non-affiliates (computed by reference to the most recent offering price of Class A membership units) was $20,800,000.
As of January 23, 2009, there were 31,156 membership units outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant has incorporated by reference into Part III of this Annual Report on Form 10-K portions of its definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Annual Report (October 31, 2008). This proxy statement is referred to in this report as the 2009 Proxy Statement.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS
This annual report contains historical information, as well as forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance, or our expected future operations and actions. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “intend,” “could,” “hope,” “predict,” “target,” “potential,” or “continue” or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions based on current information and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons described in this report. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include:
•	Changes in the availability and price of corn and natural gas;
•	Changes in our business strategy, capital improvements or development plans;
•	Results of our hedging transactions and other risk management strategies;
•	Decreases in the market prices of ethanol and distillers grains;
•	Ethanol supply exceeding demand; and corresponding ethanol price reductions;
•	Changes in the environmental regulations that apply to our plant operations;
•	Our ability to generate sufficient liquidity to fund our operations, debt service requirements and capital expenditures;
•	Changes in plant production capacity or technical difficulties in operating the plant;
•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;
•	Lack of transport, storage and blending infrastructure preventing ethanol from reaching high demand markets;
•	Changes in federal and/or state laws (including the elimination of any federal and/or state ethanol tax incentives);
•	Changes and advances in ethanol production technology;
•	Effects of mergers, consolidations or contractions in the ethanol industry;
•	Competition from alternative fuel additives;
•	The development of infrastructure related to the sale and distribution of ethanol;
•	Our inelastic demand for corn, as it is the only available feedstock for our plant;
•	Our ability to retain key employees and maintain labor relations; and
•	Volatile commodity and financial markets.
The cautionary statements referred to in this section also should be considered in connection with any subsequent written or oral forward-looking statements that may be issued by us or any persons acting on our behalf. We undertake no duty to update these forward-looking statements, even though our situation may change in the future. Furthermore, we cannot guarantee future results, events, levels of activity, performance, or achievements. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report. You should read this report and the documents that we reference in this report and have filed as exhibits, completely and with the understanding that our actual future results may be materially different from what we currently expect. We qualify all of our forward-looking statements by these cautionary statements.

AVAILABLE INFORMATION
Information about us is also available at our website at www.granitefallsenergy.com, under “SEC Compliance,” which includes links to reports we have filed with the Securities and Exchange Commission, including annual, quarterly and current reports. The contents of our website are not incorporated by reference in this Annual Report on Form 10-K. The Securities and Exchange Commission also maintains an Internet site (http://www.sec.gov) through which the public can access our reports.
PART I.
ITEM 1. BUSINESS.
Business Development
Granite Falls Energy, LLC (“Granite Falls” or the “Company”) is a Minnesota limited liability company formed on December 29, 2000, for the purpose of constructing and operating an ethanol manufacturing facility near Granite Falls, Minnesota. On November 13, 2005, we began plant operations and we currently produce fuel-grade ethanol and distillers grains for sale. Our plant has an approximate annual production capacity of 50 million gallons, although until September 2008 our environmental permit was for 47.25 million gallons of denatured ethanol (i.e., 45 million gallons of undenatured ethanol) on an annualized rolling sum basis. In late September 2008 we obtained amendments to our environmental permits allowing us to increase ethanol production to 49.9 million gallons of undenatured ethanol on an annualized rolling sum basis. We expect to fund our operations during the next 12 months using cash flow from continuing operations and our credit facilities.
Our operating results are largely driven by the prices at which we sell ethanol and distillers grains and the costs related to production. Historically, the price of ethanol has fluctuated with the price of petroleum-based products such as unleaded gasoline, heating oil and crude oil. The price of distillers grains is primarily influenced by the price of corn as a substitute livestock feed. We expect these price relationships to continue for the foreseeable future, although recent volatility in the commodities markets make historical price relationships less reliable. Our largest costs of production are corn, natural gas, depreciation and manufacturing chemicals. The cost of corn is largely impacted by geopolitical supply and demand factors and the outcome of our risk management strategies. Prices for natural gas, manufacturing chemicals and denaturant are tied directly to the overall energy sector, crude oil and unleaded gasoline.
Over the past 12 months we have installed corn oil extraction equipment at our plant. This equipment was installed and became operational in May 2008. While ethanol and distillers grain sales constitute the majority of our revenues, in our third fiscal quarter we began to realize revenue from the sale of corn oil that we are now able to separate from our distillers syrup.
Financial Information
Please refer to “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information about our revenue, profit and loss measurements and total assets and liabilities and “Item 8 — Financial Statements and Supplementary Data” for our financial statements and supplementary data.

Principal Products
The principal products we produce are ethanol, distillers grains and corn oil.
Ethanol
Ethanol is ethyl alcohol, a fuel component made primarily from corn and various other grains, which can be used as: (i) an octane enhancer in fuels; (ii) an oxygenated fuel additive for the purpose of reducing ozone and carbon monoxide vehicle emissions; and (iii) a non-petroleum-based gasoline substitute. More than 99% of all ethanol produced in the United States is used in its primary form for blending with unleaded gasoline and other fuel products. The principal purchasers of ethanol are generally wholesale gasoline marketers or blenders. The principal markets for our ethanol are petroleum terminals in the continental United States.
Approximately 83.8% of our revenue, net of derivative activity, was derived from the sale of ethanol during our fiscal year ended October 31, 2008. Ethanol sales accounted for approximately 89.2% and 92.1% of our revenue, net of derivative activity, for the fiscal years ended October 31, 2007 and 2006 respectively.
Distillers Grains
A principal co-product of the ethanol production process is distillers grains, a high protein, high-energy animal feed supplement primarily marketed to the dairy, poultry and beef industries. Distillers grains contain by-pass protein that is superior to other protein supplements such as cottonseed meal and soybean meal. By-pass proteins are more digestible to the animal, thus generating greater lactation in milk cows and greater weight gain in beef cattle and swine. Distillers grains can also be included in the rations of breeder hens and laying hens which can potentially contain up to 20% and 15% percent distillers grains, respectively. In late September 2008 we obtained amendments to our environmental permits allowing us to produce modified wet distillers grains.
Approximately 15.1% of our revenue was derived from the sale of distillers grains during our fiscal year ended October 31, 2008. Distillers grains sales accounted for approximately 10.8% and 7.9% of our revenue for the fiscal years ended October 31, 2007 and 2006 respectively.
Corn Oil
In May 2008 the corn oil extraction equipment we installed at our plant became operational. We independently market our corn oil which is used primarily as a biodiesel feedstock and as a supplement for animal feed. Corn oil sales accounted for approximately 1.1% of our revenues during our fiscal year ended October 31, 2008.
Principal Product Markets
As described below in “Distribution of Principal Products”, we market and distribute all of our ethanol and distillers grains through professional third party marketers. Our ethanol and distillers grains marketers make all decisions with regard to where our products are marketed. Our ethanol and distillers grains are primarily sold in the domestic market. As distillers grains become more accepted as an animal feed substitute throughout the world, distillers grains exporting may increase.
We expect our ethanol and distillers grains marketers to explore all markets for our products, including export markets. However, due to high transportation costs, and the fact that we are not located near a major international shipping port, we expect our products to continue to be marketed primarily domestically.
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

Ethanol Distribution
As of our fiscal year ended October 31, 2008, Aventine Renewable Energy, Inc., (“Aventine”) was marketing and distributing all of the ethanol we produce at the plant. Pursuant to our Ethanol Marketing Agreement (“Aventine Agreement”) with Aventine we received the average net selling price (net of freight, transportation costs and commissions paid to Aventine) in a given month of ethanol sales by Aventine on behalf of us and the other ethanol plants with which it has marketing contracts. Aventine was responsible for negotiating freight rates with railroads and trucking firms for the transportation of our ethanol.
In October 2008 we concluded that we had reasonable grounds for insecurity regarding Aventine’s ability to perform under the Aventine Agreement. Accordingly, in both October 2008 and December 2008 we requested from Aventine adequate assurance of Aventine’s ability to perform its obligations under the Aventine Agreement. Aventine did not provide such assurance; therefore, we terminated the Aventine Agreement subsequent to our fiscal year on December 24, 2008. Aventine currently owns 500 of our membership units.
Also on December 24, 2008, we entered into an Ethanol Marketing Agreement (“Eco Agreement”) with Eco-Energy, Inc. (“Eco-Energy”). Pursuant to the Eco Agreement, Eco-Energy agreed to purchase the entire ethanol output of our ethanol plant and to arrange for the transportation of ethanol; however, we are responsible for securing all of the rail cars necessary for the transportation of ethanol by rail. We will pay Eco-Energy a certain percentage of the FOB plant price in consideration of Eco-Energy’s services.
Distillers Grains Distribution
CHS, Inc. (“CHS”) markets our distillers grains throughout the continental United States. CHS markets all of the distillers grains that are shipped by rail from our plant. The remainder of our distillers grains product is transported by truck and we have the discretion to designate the portion of the trucked distillers grains marketed by CHS. We independently market the balance of the distillers grains to local livestock producers using truck transportation. Our distillers grains must meet minimum quality feed trade standards. In late September 2008 we obtained amendments to our environmental permits allowing us to produce modified wet distillers grains. Accordingly, we anticipate independently marketing more of our modified wet distillers grains to local livestock producers using truck transportation.
Corn Oil Distribution
We independently market our corn oil which is used primarily as a biodiesel feedstock and as a supplement for animal feed. Our corn oil is transported by truck to end users located primarily in the upper Midwest.
New Products and Services
We introduced corn oil as a new product during the fiscal year ended October 31, 2008. We installed equipment which allows us to extract corn oil from the distillers syrup we produce. This equipment became operational in May 2008. We did not introduce any new services during our fiscal year ended October 31, 2008.
Sources and Availability of Raw Materials
Corn Supply
To produce approximately 50 million gallons of undenatured ethanol per year our ethanol plant needs approximately 18 million bushels of corn per year, or approximately 50,000 bushels per day, as the feedstock for its dry milling process. The grain supply for our plant is obtained from the Farmers Cooperative Elevator Company, our exclusive grain procurement agent. We will be forced to seek alternative corn suppliers if the Farmers Cooperative Elevator cannot meet our needs.
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

On January 12, 2009, the United States Department of Agriculture (“USDA”) released its Crop Production report, which estimated the 2008 grain corn crop at 12.10 billion bushels. The January 12, 2009 estimate of the 2008 corn crop is approximately 7.44% below the USDA’s estimate of the 2007 corn crop of 13.07 billion bushels. Corn prices reached historical highs in July 2008, but have come down sharply since that time as stronger than expected yields materialized and the global financial crisis brought down prices of most commodities generally. In addition to the fundamental reasons for the extreme volatility in the corn market, we believe speculation in the commodities markets played a significant role in driving up corn prices in 2008. The Food and Agriculture Organization of the United Nations estimates that approximately 30 percent of the volatility in the corn market was beyond what could be accounted for by market fundamentals. We expect continued volatility in the price of corn, which could significantly impact our cost of goods sold. An increase in the number of operating ethanol plants in our surrounding area and nationwide could significantly increase the demand for corn. This demand could drive up the price of corn in our market which will impact our ability to operate profitably.
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
Electricity. Our plant requires a continuous supply of 4.5 megawatts of electricity. We have an agreement with Minnesota Valley Electric Cooperative (‘MVEC”) to supply electricity to our plant. Under this agreement, we paid MVEC a base fee of $8,000 per month plus regular rates for delivery of electricity to our plant through December 2007. In January 2008, we began paying MVEC an additional 12% per month for delivery of electricity to our plant.
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

Patents, Trademarks, Licenses, Franchises and Concessions
We do not currently hold any patents, trademarks, franchises or concessions. We were granted a license by ICM to use certain ethanol production technology necessary to operate our ethanol plant. The cost of the license granted by ICM was included in the amount we paid to Fagen, Inc. to design and build our ethanol plant.
Seasonality of Ethanol Sales
One of the major uses of ethanol in the United States is to meet the oxygenated fuel requirement of the Clean Air Act. The Clean Air Act contains an oxygenated fuel requirement for areas classified as carbon monoxide non-attainment areas. These areas are required to establish an oxygenated fuels program for a period of not less than three months each winter. The minimum oxygen requirement for gasoline sold in these areas is 2.7% by weight. This is the equivalent of 7.7% ethanol by volume in a gasoline blend. The other major oxygenate that was previously used was MTBE. MTBE use as a fuel oxygenate has been replaced by ethanol due to liability and environmental concerns associated with MTBE. Several states have banned the use of MTBE as a fuel oxygenate due to these environmental concerns, however MTBE has not been banned federally. Due to other ethanol use mandates including the Federal Renewable Fuels Standard which requires a certain amount of ethanol be used each year in the United States, the seasonal effect of the Clean Air Act oxygenation requirement has been reduced.
Working Capital
In order to protect the price of our inputs, namely corn and natural gas, we enter into hedging transactions that are designed to limit our exposure to increases in the price of corn, ethanol and natural gas. As a result of the volatility of corn and ethanol prices during our 2008 fiscal year, decreasing prices had a significant impact on the cash we had available for working capital at the end of our 2008 fiscal year. We experienced historic high prices for corn during July 2008 and these prices decreased significantly during the remaining months of our 2008 fiscal year. The result of this volatility is that we were forced to dedicate significant amounts of cash to meet margin calls associated with our derivative instruments. We anticipate adjusting our hedging strategy in the future so we will not be as exposed to significant margin calls during times when corn prices are volatile.
Dependence on One or a Few Major Customers
As discussed above, we recently entered into an exclusive ethanol marketing agreement with Eco Energy and we have an agreement with CHS for the marketing of our distillers grains. We rely on Eco Energy and CHS for the sale and distribution of almost all of our products, except for those distillers grains that we market locally and our corn oil. Therefore, we are highly dependent on Eco Energy and CHS for the successful marketing of our products. Any loss of Eco Energy or CHS as our marketing agent for our ethanol or distillers grains could have a negative impact on our revenues.
Competition
We are in direct competition with numerous ethanol producers, many of whom have greater resources than we do. During our 2008 fiscal year, there was relatively slower growth in the number of new ethanol producers entering the market due to high corn prices and relatively lower ethanol prices as compared to 2006 and 2005. We anticipate that ethanol production will continue to increase in order to meet the ethanol use mandates included in the Federal Renewable Fuels Standard. However, we also expect increased competition from other forms of renewable energy, specifically cellulosic ethanol.

Cellulose is the main component of plant cell walls and is the most common organic compound on earth. Cellulose is found in wood chips, corn stalks, rice straw, amongst other common plants. Cellulosic ethanol is ethanol produced from cellulose. Many of the government incentives that have recently been passed, including the expanded Renewable Fuels Standard and the 2008 Farm Bill, have included significant incentives to assist in the development of commercially viable cellulosic ethanol. Currently, the technology is not sufficiently advanced to produce cellulosic ethanol on a commercial scale, however, due to these new government incentives, we anticipate that commercially viable cellulosic ethanol technology will be developed in the near future. Several companies and researchers have commenced pilot projects to study the feasibility of commercially producing cellulosic ethanol. If this technology can be profitably employed on a commercial scale, it could potentially lead to ethanol that is less expensive to produce than corn based ethanol, especially if corn prices remain high. We do not believe it would be feasible to convert our ethanol plant to a new cellulosic ethanol production technology. Cellulosic ethanol may also capture more government subsidies and assistance than corn based ethanol. This could decrease demand for our product or result in competitive disadvantages for our ethanol production process.
Ethanol is a commodity product, like corn, which means our ethanol plant competes with other ethanol producers on the basis of price and, to a lesser extent, delivery service. We believe we compete favorably with other ethanol producers due to our proximity to ample grain supplies and multiple modes of transportation. However, during our 2008 fiscal year, some consolidation of the ethanol industry occurred, especially with the merger between Verasun Energy and U.S. BioEnergy. Management believes that conditions are right for a contraction in the ethanol industry as a result of the significant financial hardship that has been occurring in the ethanol industry recently.
According to the Renewable Fuels Association, as of January 8, 2009, the ethanol industry has grown to 172 production facilities in the United States. There are 23 new plants currently under construction along with approximately 8 plant expansions. The Renewable Fuels Association currently estimates that the United States ethanol industry has capacity to produce nearly 10.6 billion gallons of ethanol per year. The new ethanol plants under construction along with the plant expansions under construction could push United States production of fuel ethanol in the near future to nearly 13 billion gallons per year. The largest ethanol producers include POET, Archer Daniels Midland, Vera Sun Energy Corporation and Hawkeye Renewables each of which are capable of producing more ethanol than we produce. However, VeraSun recently filed for Chapter 11 Bankruptcy and has announced that it intends to auction off seven of its ethanol plants at some point between March 16, 2009 and March 31, 2009. Other ethanol producers may be in a position to purchase the assets of VeraSun which could further consolidate the ethanol industry.
The following table identifies most of the ethanol producers in the United States along with their production capacities.
U.S. FUEL ETHANOL BIOREFINERIES AND PRODUCTION CAPACITY
million gallons per year (mmgy)

			Operating	Expansion	Under
			Capacity	Capacity	Construction
Company	Location	Feedstock	(mgy)	(mgy)	Capacity (mgy)
Abengoa Bioenergy Corp. (Total)			168.0		176.0
Abengoa Bioenergy Corp.	Madison, IL	Corn
Abengoa Bioenergy Corp.	Mt. Vernon, IN	Corn
Abengoa Bioenergy Corp.	Colwich, KS	Corn/milo
Abengoa Bioenergy Corp.	Ravenna, NE	Corn
Abengoa Bioenergy Corp.	York, NE	Corn
Absolute Energy, LLC*	St. Ansgar, IA	Corn	100.0
ACE Ethanol, LLC	Stanley, WI	Corn	41.0
Adkins Energy, LLC*	Lena, IL	Corn	40.0
Advanced Bioenergy, LLC	Fairmont, NE	Corn	100.0
Advanced Bioenergy, LLC	Aberdeen, SD	Corn	50.0

			Operating	Expansion	Under
			Capacity	Capacity	Construction
Company	Location	Feedstock	(mgy)	(mgy)	Capacity (mgy)
Advanced Bioenergy, LLC	Huron, SD	Corn	32.0	33.0
Ag Energy Resources, Inc.	Benton, IL	Corn			5.0
AGP*	Hastings, NE	Corn	52.0
Agri-Energy, LLC*	Luverne, MN	Corn	21.0
Al-Corn Clean Fuel*	Claremont, MN	Corn	42.0
Amaizing Energy, LLC*	Atlantic, IA	Corn			110.0
Amaizing Energy, LLC*	Denison, IA	Corn	48.0
Archer Daniels Midland (Total)			1,070.0	550.0
Archer Daniels Midland	Cedar Rapids, IA	Corn
Archer Daniels Midland	Clinton, IA	Corn
Archer Daniels Midland	Decatur, IL	Corn
Archer Daniels Midland	Peoria, IL	Corn
Archer Daniels Midland	Marshall, MN	Corn
Archer Daniels Midland	Wallhalla, ND	Corn/barley
Archer Daniels Midland	Columbus, NE	Corn
Arkalon Energy, LLC	Liberal, KS	Corn	110.0
Aventine Renewable Energy, LLC (Total)			207.0
Aventine Renewable Energy, LLC	Pekin, IL	Corn
Aventine Renewable Energy, LLC	Aurora, NE	Corn
Badger State Ethanol, LLC*	Monroe, WI	Corn	48.0
Big River Resources Galva, LLC	Galva, IL	Corn			100.0
Big River Resources, LLC*	West Burlington, IA	Corn	92.0
BioEnergy International	Clearfield, PA	Corn			110.0
BioFuel Energy — Buffalo Lake Energy, LLC	Fairmont, MN	Corn	115.0
BioFuel Energy — Pioneer Trail Energy, LLC	Wood River, NE	Corn	115.0
Blue Flint Ethanol	Underwood, ND	Corn	50.0
Bonanza Energy, LLC	Garden City, KS	Corn/milo	55.0
Bunge-Ergon Vicksburg	Vicksburg, MS	Corn	54.0
Bushmills Ethanol, Inc.*	Atwater, MN	Corn	50.0
Calgren Renewable Fuels, LLC	Pixley, CA	Corn			55.0
Cardinal Ethanol	Union City, IN	Corn	100.0
Cargill, Inc.	Eddyville, IA	Corn	35.0

			Operating	Expansion	Under
			Capacity	Capacity	Construction
Company	Location	Feedstock	(mgy)	(mgy)	Capacity (mgy)
Cargill, Inc.	Blair, NE	Corn	85.0
Cascade Grain	Clatskanie, OR	Corn	108.0
Castle Rock Renewable Fuels, LLC	Necedah, WI	Corn	50.0
Center Ethanol Company	Sauget, IL	Corn	54.0
Central Indiana Ethanol, LLC	Marion, IN	Corn	40.0
Central MN Ethanol Coop*	Little Falls, MN	Corn	21.5
Chief Ethanol	Hastings, NE	Corn	62.0
Chippewa Valley Ethanol Co.*	Benson, MN	Corn	45.0
Cilion Ethanol	Keyes, CA	Corn			50.0
Clean Burn Fuels, LLC	Raeford, NC	Corn			60.0
Commonwealth Agri-Energy, LLC*	Hopkinsville, KY	Corn	33.0
Corn Plus, LLP*	Winnebago, MN	Corn	44.0
Corn, LP*	Goldfield, IA	Corn	55.0
Cornhusker Energy Lexington, LLC	Lexington, NE	Corn	40.0
Dakota Ethanol, LLC*	Wentworth, SD	Corn	50.0
DENCO, LLC	Morris, MN	Corn	21.5
Didion Ethanol	Cambria, WI	Corn	40.0
E Caruso (Goodland Energy Center)	Goodland, KS	Corn			20.0
E Energy Adams, LLC	Adams, NE	Corn	50.0
East Kansas Agri-Energy, LLC*	Garnett, KS	Corn	35.0
ESE Alcohol Inc.	Leoti, KS	Seed corn	1.5
Ethanol Grain Processors, LLC	Obion, TN	Corn	100.0
Front Range Energy, LLC	Windsor, CO	Corn	40.0
Glacial Lakes Energy, LLC*	Watertown, SD	Corn	100.0
Global Ethanol/Midwest Grain Processors	Lakota, IA	Corn	97.0
Global Ethanol/Midwest Grain Processors	Riga, MI	Corn	57.0
Golden Cheese Company of California*	Corona, CA	Cheese whey	5.0
Golden Grain Energy, LLC*	Mason City, IA	Corn	115.0
Golden Triangle Energy, LLC*	Craig, MO	Corn	20.0
Grain Processing Corp.	Muscatine, IA	Corn	20.0

			Operating	Expansion	Under
			Capacity	Capacity	Construction
Company	Location	Feedstock	(mgy)	(mgy)	Capacity (mgy)
Granite Falls Energy, LLC*	Granite Falls, MN	Corn	52.0
Greater Ohio Ethanol, LLC	Lima, OH	Corn	54.0
Green Plains Renewable Energy	Shenandoah, IA	Corn	55.0
Green Plains Renewable Energy	Superior, IA	Corn	55.0
Hawkeye Renewables, LLC	Fairbank, IA	Corn	120.0
Hawkeye Renewables, LLC	Iowa Falls, IA	Corn	105.0
Hawkeye Renewables, LLC	Menlo, IA	Corn	110.0
Hawkeye Renewables, LLC	Shell Rock, IA	Corn	110.0
Heartland Corn Products*	Winthrop, MN	Corn	100.0
Heron Lake BioEnergy, LLC	Heron Lake, MN	Corn	50.0
Highwater Ethanol LLC	Lamberton, MN	Corn			50.0
Homeland Energy	New Hampton, IA	Corn			100.0
Husker Ag, LLC*	Plainview, NE	Corn	75.0
Idaho Ethanol Processing	Caldwell, ID	Potato Waste	4.0
Illinois River Energy, LLC	Rochelle, IL	Corn	100.0
Indiana Bio-Energy	Bluffton, IN	Corn	101.0
Iroquois Bio-Energy Company, LLC	Rensselaer, IN	Corn	40.0
KAAPA Ethanol, LLC*	Minden, NE	Corn	40.0
Kansas Ethanol, LLC	Lyons, KS	Corn	55.0
KL Process Design Group	Upton, WY	Wood waste	1.5
Land O’ Lakes*	Melrose, MN	Cheese whey	2.6
LDCommodities	Grand Junction, IA	Corn			100.0
LDCommodities	Norfolk, NE	Corn	45.0
Levelland/Hockley County Ethanol, LLC	Levelland, TX	Corn	40.0
Lifeline Foods, LLC	St. Joseph, MO	Corn	40.0
Lincolnland Agri-Energy, LLC*	Palestine, IL	Corn	48.0
Lincolnway Energy, LLC*	Nevada, IA	Corn	50.0
Little Sioux Corn Processors, LP*	Marcus, IA	Corn	92.0
Marquis Energy, LLC	Hennepin, IL	Corn	100.0
Marysville Ethanol, LLC	Marysville, MI	Corn	50.0

			Operating	Expansion	Under
			Capacity	Capacity	Construction
Company	Location	Feedstock	(mgy)	(mgy)	Capacity (mgy)
Merrick & Company	Aurora, CO	Waste beer	3.0
MGP Ingredients, Inc.	Pekin, IL	Corn/wheat starch	78.0
MGP Ingredients, Inc.	Atchison, KS
Mid America Agri Products/Horizon	Cambridge, NE	Corn	44.0
Mid America Agri Products/Wheatland	Madrid, NE	Corn	44.0
Mid-Missouri Energy, Inc.*	Malta Bend, MO	Corn	50.0
Midwest Renewable Energy, LLC	Sutherland, NE	Corn	25.0
Minnesota Energy*	Buffalo Lake, MN	Corn	18.0
NEDAK Ethanol	Atkinson, NE	Corn			44.0
New Energy Corp.	South Bend, IN	Corn	102.0
North Country Ethanol, LLC*	Rosholt, SD	Corn	20.0
Northeast Biofuels	Volney, NY	Corn	114.0
Northwest Renewable, LLC	Longview, WA	Corn			55.0
One Earth Energy	Gibson City, IL	corn			100.0
Otter Tail Ag Enterprises	Fergus Falls, MN	Corn	57.5
Pacific Ethanol	Madera, CA	Corn	40.0
Pacific Ethanol	Stockton, CA	Corn	60.0
Pacific Ethanol	Burley, ID	Corn	50.0
Pacific Ethanol	Boardman, OR	Corn	40.0
Panda Ethanol	Hereford, TX	Corn/milo			115.0
Parallel Products	Rancho Cucamonga, CA
Parallel Products	Louisville, KY	Beverage waste	5.4
Patriot Renewable Fuels, LLC	Annawan, IL	Corn	100.0
Penford Products	Cedar Rapids, IA	Corn	45.0
Phoenix Biofuels	Goshen, CA	Corn	31.5
Pinal Energy, LLC	Maricopa, AZ	Corn	55.0
Pine Lake Corn Processors, LLC	Steamboat Rock, IA	Corn	20.0
Platinum Ethanol, LLC*	Arthur, IA	Corn	110.0
Plymouth Ethanol, LLC*	Merrill, IA	Corn	50.0
POET Biorefining — Alexandria	Alexandria, IN	Corn	68.0

			Operating	Expansion	Under
			Capacity	Capacity	Construction
Company	Location	Feedstock	(mgy)	(mgy)	Capacity (mgy)
POET Biorefining — Ashton	Ashton, IA	Corn	56.0
POET Biorefining — Big Stone	Big Stone City, SD	Corn	79.0
POET Biorefining — Bingham Lake	Bingham Lake, MN		35.0
POET Biorefining — Caro	Caro, MI	Corn	53.0
POET Biorefining — Chancellor	Chancellor, SD	Corn	110.0
POET Biorefining — Coon Rapids	Coon Rapids, IA	Corn	54.0
POET Biorefining — Corning	Corning, IA	Corn	65.0
POET Biorefining — Emmetsburg	Emmetsburg, IA	Corn	55.0
POET Biorefining — Fostoria	Fostoria, OH	Corn	68.0
POET Biorefining — Glenville	Albert Lea, MN	Corn	42.0
POET Biorefining — Gowrie	Gowrie, IA	Corn	69.0
POET Biorefining — Hanlontown	Hanlontown, IA	Corn	56.0
POET Biorefining — Hudson	Hudson, SD	Corn	56.0
POET Biorefining — Jewell	Jewell, IA	Corn	69.0
POET Biorefining — Laddonia	Laddonia, MO	Corn	50.0	5.0
POET Biorefining — Lake Crystal	Lake Crystal, MN	Corn	56.0
POET Biorefining — Leipsic	Leipsic, OH	Corn	68.0
POET Biorefining — Macon	Macon, MO	Corn	46.0
POET Biorefining — Marion	Marion, OH	Corn			65.0
POET Biorefining — Mitchell	Mitchell, SD	Corn	68.0
POET Biorefining — North Manchester	North Manchester, IN	Corn	68.0
POET Biorefining — Portland	Portland, IN	Corn	68.0
POET Biorefining — Preston	Preston, MN	Corn	46.0
POET Biorefining — Scotland	Scotland, SD	Corn	11.0
POET Biorefining — Groton	Groton, SD	Corn	53.0

			Operating	Expansion	Under
			Capacity	Capacity	Construction
Company	Location	Feedstock	(mgy)	(mgy)	Capacity (mgy)
Prairie Horizon Agri-Energy, LLC	Phillipsburg, KS	Corn	40.0
Quad-County Corn Processors*	Galva, IA	Corn	30.0
Range Fuels	Soperton, GA	Wood waste			20.0
Red Trail Energy, LLC	Richardton, ND	Corn	50.0
Redfield Energy, LLC *	Redfield, SD	Corn	50.0
Reeve Agri-Energy	Garden City, KS	Corn/milo	12.0
Renew Energy	Jefferson Junction, WI	Corn	130.0
Renova Energy	Torrington, WY	Corn	5.0
Riverland Biofuels	Canton, IL	Corn	37.0
Show Me Ethanol	Carrollton, MO	Corn	55.0
Siouxland Energy & Livestock Coop*	Sioux Center, IA	Corn	60.0
Siouxland Ethanol, LLC	Jackson, NE	Corn	50.0
Southwest Georgia Ethanol, LLC	Mitchell Co., GA	Corn	100.0
Southwest Iowa Renewable Energy, LLC *	Council Bluffs, IA	Corn			110.0
Sterling Ethanol, LLC	Sterling, CO	Corn	42.0
Tate & Lyle	Ft. Dodge, IA	Corn			105.0
Tate & Lyle	Loudon, TN	Corn	67.0	38.0
Tharaldson Ethanol	Casselton, ND	Corn			110.0
The Andersons Albion Ethanol LLC	Albion, MI	Corn	55.0
The Andersons Clymers Ethanol, LLC	Clymers, IN	Corn	110.0
The Andersons Marathon Ethanol, LLC	Greenville, OH	Corn	110.0
Trenton Agri Products, LLC	Trenton, NE	Corn	40.0
United Ethanol	Milton, WI	Corn	52.0
United WI Grain Producers, LLC*	Friesland, WI	Corn	49.0
Utica Energy, LLC	Oshkosh, WI	Corn	48.0
VeraSun Energy Corporation (Total)			450.0		110.0
VeraSun Energy Corporation	Charles City, IA	Corn
VeraSun Energy Corporation	Ft. Dodge, IA	Corn
VeraSun Energy Corporation	Hartley, IA	Corn

			Operating	Expansion	Under
			Capacity	Capacity	Construction
Company	Location	Feedstock	(mgy)	(mgy)	Capacity (mgy)
VeraSun Energy Corporation	Welcome, MN	Corn
VeraSun Energy Corporation	Aurora, SD	Corn
Verenium	Jennings, LA	Sugar Cane bagasse	1.5
Western New York Energy LLC	Shelby, NY		50.0
Western Plains Energy, LLC*	Campus, KS	Corn	45.0
Western Wisconsin Renewable Energy, LLC*	Boyceville, WI	Corn	40.0
White Energy	Russell, KS	Milo/wheat starch	48.0
White Energy	Hereford, TX	Corn/Milo	100.0
White Energy	Plainview, TX	Corn	100.0
Wind Gap Farms	Baconton, GA	Brewery waste	0.4
Xethanol BioFuels, LLC	Blairstown, IA	Corn	5.0
Yuma Ethanol	Yuma, CO	Corn	40.0
TOTALS			10,582.9	626.0	1,770.0
			mgy for	mgy for	mgy for
			172	expanding	23
			operating	refineries	refineries under
			refineries		construction

*	locally owned
Last updated: January 8, 2009
Source: Renewable Fuels Association (“RFA”)
Ethanol production is also expanding internationally. Ethanol produced or processed in certain countries in Central America and the Caribbean region is eligible for tariff reduction or elimination on importation to the United States under a program known as the Caribbean Basin Initiative. Some ethanol producers, including Cargill, have started taking advantage of this situation by building dehydration plants in participating Caribbean Basin countries, which convert ethanol into fuel-grade ethanol for shipment to the United States. Ethanol imported from Caribbean Basin countries may be a less expensive alternative to domestically produced ethanol and may affect our ability to sell our ethanol profitably. Further, despite the fact that there is a significant amount of ethanol produced in the United States, ethanol produced abroad and shipped by sea may be a more favorable alternative to supply coastal cities that are located on international shipping ports.
Our ethanol plant also competes with producers of other gasoline additives having similar octane and oxygenate values as ethanol. Alternative fuels, gasoline oxygenates and alternative ethanol production methods are also continually under development. The major oil companies have significantly greater resources than we have to market other additives, to develop alternative products, and to influence legislation and public perception of ethanol. These companies also have sufficient resources to begin production of ethanol should they choose to do so.
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

Demand for ethanol may increase as a result of increased consumption of E85 fuel. E85 fuel is a blend of 85% ethanol and 15% gasoline. According to United States Department of Energy estimates, there are currently more than 7 million flexible fuel vehicles capable of operating on E85 in the United States. Further, the United States Department of Energy reports that there are currently more than 1,600 retail gasoline stations supplying E85. The number of retail E85 suppliers increases significantly each year, however, this remains a relatively small percentage of the total number of U.S. retail gasoline stations, which is approximately 170,000. In order for E85 fuel to increase demand for ethanol, it must be available for consumers to purchase it. As public awareness of ethanol and E85 increases along with E85’s increased availability, management anticipates some growth in demand for ethanol associated with increased E85 consumption.
Research and Development
We do not currently conduct any research and development activities associated with the development of new technologies for use in producing ethanol, distillers grains or corn oil.
Governmental Regulation and Federal Ethanol Supports
Federal Ethanol Supports
The effect of the renewable fuel standard (“RFS”) program in the Energy Independence and Security Act signed into law on December 19, 2007 (the “2007 Act”) is uncertain. The mandated minimum level of use of renewable fuels in the RFS under the 2007 Act increased to 9 billion gallons per year in 2008 (from 5.4 billion gallons under the RFS enacted in 2005), and is scheduled to increase to 36 billion gallons per year in 2022. The 2007 Act also requires the increased use of “advanced” biofuels, which are alternative biofuels produced without using corn starch, such as cellulosic ethanol and biomass-based diesel, with 21 billion gallons of the mandated 36 billion gallons of renewable fuel required to come from advanced biofuels by 2022. Required RFS volumes for both general and advanced renewable fuels in years to follow 2022 will be determined by a governmental administrator, in coordination with the U.S. Department of Energy and U.S. Department of Agriculture. The scheduled RFS for 2009 is approximately 11 billion gallons.
Waivers of the RFS minimum levels of renewable fuels included in gasoline could have a material adverse effect on our results of operations. Under the RFS, as originally passed as part of the Energy Policy Act of 2005, the U.S. Environmental Protection Agency, or EPA, in consultation with the Secretary of Agriculture and the Secretary of Energy, may waive the renewable fuels mandate with respect to one or more states if the Administrator of the EPA determines upon the petition of one or more states that implementing the requirements would severely harm the economy or the environment of a state, a region or the nation, or that there is inadequate supply to meet the requirement.
The Renewable Fuels Association estimates that current domestic ethanol production as of January 2009 is approximately 10.6 billion gallons. This high level of ethanol production is placing downward pressure on the price of ethanol as demand has struggled to keep pace with the increase in supply.
On June 18, 2008, the United States Congress overrode a presidential veto to approve the Food, Conservation and Energy Act of 2008 (the “2008 Farm Bill”) and to ensure that all parts of the 2008 Farm Bill are enacted into law. Passage of the 2008 Farm Bill reauthorizes the 2002 farm bill and adds new provisions regarding energy, conservation, rural development, crop insurance as well as other subjects. The energy title continues the energy programs contained in the 2002 farm bill but refocuses certain provisions on the development of cellulosic ethanol technology. The new legislation provides assistance for the production, storage and transport of cellulosic feedstocks and provides support for ethanol production from such feedstocks in the form of grants, loans and loan guarantees. The 2008 Farm Bill also modifies the ethanol fuels tax credit from 51 cents per gallon to 45 cents per gallon beginning in 2009. The bill also extends the 54 cent per gallon tariff on imported ethanol for two years, to January 2011. The 2008 Farm Bill is distinct from the Energy Independence and Security Act of 2007, which contains the increased renewable fuels standard described above. There is currently some debate in the U.S. Senate about whether to repeal the 54 cent per gallon tariff on imported ethanol. If the 54 cent per gallon tariff is repealed, the demand for domestically produced ethanol may be offset by the supply of ethanol imported from Brazil or other foreign countries.

Effect of Governmental Regulation
The ethanol industry and our business depend upon continuation of the federal ethanol supports discussed above. These incentives have supported a market for ethanol that might disappear without the incentives. Alternatively, the incentives may be continued at lower levels. The elimination or reduction of such federal ethanol supports would likely reduce our net income and negatively impact our future financial performance.
We are subject to various federal, state and local environmental laws and regulations, including those relating to the discharge of materials into the air, water and ground, the generation, storage, handling, use, transportation and disposal of hazardous materials, and the health and safety of employees. In addition, some of these laws and regulations require our plant to operate under permits that are subject to renewal or modification. The government’s regulation of the environment changes constantly. It is possible that more stringent federal or state environmental rules or regulations could be adopted, which could increase our operating costs and expenses.
Our business may be indirectly affected by environmental regulation of the agricultural industry as well. It is also possible that federal or state environmental rules or regulations could be adopted that could have an adverse effect on the use of ethanol. For example, changes in the environmental regulations regarding ethanol’s use due to currently unknown effects on the environment could have an adverse effect on the ethanol industry. Furthermore, plant operations are governed by the Occupational Safety and Health Administration (OSHA). OSHA regulations may change such that the costs of the operation of the plant may increase. Any of these regulatory factors may result in higher costs or other materially adverse conditions affecting our operations, cash flows and financial performance.
Employees
We currently have thirty-five full-time employees. The following table represents the current positions within our plant, all of which are filled by persons employed by Granite Falls:

Position	Employees

Chief Executive Officer	1
Chief Financial Officer	1
Environmental, Health and Safety Manager	1
Operations Manager	1
Plant Manager	1
Maintenance Manager	1
Maintenance Assistants and Electrician	4
Boiler Operators	5
Plant Operators	12
Lab Supervisor	1
Lab Assistant	1
Grains Supervisor	1
Grains Operators/Material Handlers	2
Receptionist	1
Administrative Assistant/Feed	1
Assistant Controller	1

Total	35

We do not expect to hire a significant number of employees in the next 12 months.

Financial Information about Geographic Areas
All of our operations are domiciled in the United States. All of the products sold to our customers for fiscal years 2008, 2007 and 2006 were produced in the United States and all of our long-lived assets are domiciled in the United States. We have engaged third-party professional marketers who decide where our products are marketed and we have no control over the marketing decisions made by our third-party professional marketers. These third-party marketers may decide to sell our products in countries other than the United States. However, we anticipate that our products will primarily be sold in the United States.
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
Risks Relating to Our Business
Increases in the price of corn or natural gas would reduce our profitability. Our results of operations and financial condition are significantly affected by the cost and supply of corn and natural gas. Changes in the price and supply of corn and natural gas are subject to and determined by market forces over which we have no control.
As we experienced during the early summer of 2008, weather factors can have a very significant impact on the selling price of corn. Following unfavorable weather conditions and flooding in the Midwest during the beginning of the 2008 growing season, the price per bushel of corn increased significantly and peaked during July 2008. Following this unfavorable weather in the early part of the growing season, the United States experienced favorable weather conditions through the rest of the 2008 growing season. According to USDA reports, despite the early poor weather, the corn crop harvested in the fall of 2008 was the second largest on record following last year’s crop. Ethanol production requires substantial amounts of corn. Generally, higher corn prices will produce lower profit margins and, therefore, negatively affect our financial performance. Our total corn cost per bushel during our 2008 fiscal year was approximately 42% higher than the corn costs we experienced in our 2007 fiscal year. While corn prices have significantly decreased following a peak in July 2008, current corn prices are higher than historical averages. If a period of high corn prices were to be sustained for some time, such pricing may reduce our ability to operate profitably because of the higher cost of operating our plant. We may not be able to offset any increase in the price of corn by increasing the price of our products. If we cannot offset increases in the price of corn, our financial performance may be negatively affected.
The prices for and availability of natural gas are subject to volatile market conditions. These market conditions often are affected by factors beyond our control such as higher prices as a result of colder than average weather conditions or natural disasters, overall economic conditions and foreign and domestic governmental regulations and relations. Significant disruptions in the supply of natural gas could impair our ability to manufacture ethanol and more significantly, distillers grains for our customers. Furthermore, increases in natural gas prices or changes in our natural gas costs relative to natural gas costs paid by competitors may adversely affect our results of operations and financial condition. We seek to minimize the risks from fluctuations in the prices of corn and natural gas through the use of hedging instruments. However, these hedging transactions also involve risks to our business. See “Risks Relating to Our Business — We engage in hedging transactions which involve risks that could harm our business.”
Declines in the price of ethanol or distillers grain would significantly reduce our revenues. The sales prices of ethanol and distillers grains can be volatile as a result of a number of factors such as overall supply and demand, the price of gasoline and corn, level of government support, and the availability and price of competing products. Recently, the price of ethanol and distillers grains have trended downward as the prices of corn and gasoline have fallen. We are dependant on a favorable spread between the price we receive for our ethanol and distillers grains and the price we pay for corn and natural gas. Any continued lowering of ethanol and distillers grains prices, especially if it is associated with increases in corn and natural gas prices, may reduce our revenues and affect our ability to operate profitably.

The average price we received for our ethanol increased by approximately 6.6% during our 2008 fiscal year compared to our 2007 fiscal year, however the price we paid for corn increased by approximately 42% during the same time periods. We anticipate the price of ethanol and distillers grains to continue to be volatile in our 2009 fiscal year as a result of the net effect of changes in the price of gasoline and corn and increased ethanol supply offset by increased ethanol demand. Continued declines in the prices we receive for our ethanol and distillers grains will lead to decreased revenues and may result in our inability to operate the ethanol plant profitably for an extended period of time which could decrease the value of our units.
Additional credit facilities may become difficult to obtain. Due to current conditions in the credit markets, it has been increasingly difficult for businesses to secure financing. While we do not currently require more financing than we have, in the future we may need additional financing. If we require financing in the future and we are unable to secure such financing, it may have a negative impact on our liquidity. This could negatively impact the value of our units.
We engage in hedging transactions which involve risks that could harm our business. We are exposed to market risk from changes in commodity prices. Exposure to commodity price risk results from our dependence on corn and natural gas in the ethanol production process. We seek to minimize the risks from fluctuations in the prices of corn, natural gas and ethanol through the use of hedging instruments. The effectiveness of our hedging strategies is dependent on the price of corn, natural gas and ethanol and our ability to sell sufficient products to use all of the corn and natural gas for which we have futures contracts. Our hedging activities may not successfully reduce the risk caused by price fluctuation which may leave us vulnerable to high corn and natural gas prices, as well as low ethanol prices.
Our business is not diversified. Our success depends largely on our ability to profitably operate our ethanol plant. We do not have any other lines of business or other sources of revenue if we are unable to operate our ethanol plant and manufacture ethanol and distillers grains. If economic or political factors adversely affect the market for ethanol and distillers grains, we have no other line of business to fall back on. Our business would also be significantly harmed if the ethanol plant could not operate at full capacity for any extended period of time.
We depend on our management and key employees, and the loss of these relationships could negatively impact our ability to operate profitably. We are highly dependent on our management team to operate our ethanol plant. We may not be able to replace these individuals should they decide to cease their employment with us, or if they become unavailable for any other reason. Any loss of these officers and key employees may prevent us from operating the ethanol plant profitably and could decrease the value of our units.
Changes and advances in ethanol production technology could require us to incur costs to update our plant or could otherwise hinder our ability to compete in the ethanol industry or operate profitably. Advances and changes in the technology of ethanol production are expected to occur. Such advances and changes may make the ethanol production technology installed in our plant less desirable or obsolete. These advances could also allow our competitors to produce ethanol at a lower cost than we are able. We do not believe it would be feasible to convert our ethanol plant to a new cellulosic ethanol production technology. If we are unable to adopt or incorporate technological advances, our ethanol production methods and processes could be less efficient than our competitors, which could cause our plant to become uncompetitive or completely obsolete. If our competitors develop, obtain or license technology that is superior to ours or that makes our technology obsolete, we may be required to incur significant costs to enhance or acquire new technology so that our ethanol production remains competitive. Alternatively, we may be required to seek third-party licenses, which could also result in significant expenditures. These third-party licenses may not be available or, once obtained, they may not continue to be available on commercially reasonable terms, if at all. These costs could negatively impact our financial performance by increasing our operating costs and reducing our net income.

Risks Related to Ethanol Industry
A reduction in the consumption of gasoline may decrease the demand for ethanol as a blending agent which may negatively affect our profitability. Recently the demand for gasoline has decreased nationally which has in turn reduced the demand for ethanol. According to the Energy Information Administration (“EIA”), gasoline consumption in the United States for 2008 decreased by 3.1 billion gallons or 2.2% compared to 2007. This decline in gasoline consumption may exacerbate the blend wall dilemma by reducing the aggregate amount of ethanol that our nation consumes. The blend wall refers to the amount of ethanol that may be blended with petroleum based fuel. Current federal standards set the amount of ethanol that can be blended with gasoline at a maximum rate of ten percent. Gasoline consumption in 2008 was estimated by the Energy Information Administration to be approximately 140 billion gallons, which means that even if ethanol is blended with 90 percent of the gasoline at a rate of ten percent, the nation would use approximately 12.5 billion gallons of ethanol. This 12.5 billion gallon figure is referred to as the blend wall. Accordingly, if either gasoline consumption or the percentage of gasoline containing ethanol declines, the blend wall figure will also decline. If demand for gasoline and ethanol continues to decrease, we may not be able to operate our ethanol plant profitably.
Technology advances in the commercialization of cellulosic ethanol may decrease demand for corn based ethanol which may negatively affect our profitability. The current trend in ethanol production research is to develop an efficient method of producing ethanol from cellulose-based biomass, such as agricultural waste, forest residue, municipal solid waste, and energy crops. This trend is driven by the fact that cellulose-based biomass is generally cheaper than corn, and producing ethanol from cellulose-based biomass would create opportunities to produce ethanol in areas which are unable to grow corn. The Energy Independence and Security Act of 2007 and the 2008 Farm Bill offer a very strong incentive to develop commercial scale cellulosic ethanol. The RFS requires that 16 billion gallons per year of advanced bio-fuels be consumed in the United States by 2022. Additionally, state and federal grants have been awarded to several companies who are seeking to develop commercial-scale cellulosic ethanol plants. We expect this will encourage innovation that may lead to commercially viable cellulosic ethanol plants in the near future. If an efficient method of producing ethanol from cellulose-based biomass is developed, we may not be able to compete effectively. We do not believe it will be cost-effective to convert our ethanol plant into a plant which will use cellulose-based biomass to produce ethanol. If we are unable to produce ethanol as cost-effectively as cellulose-based producers, our ability to generate revenue and our financial condition will be negatively impacted.
New plants under construction or decreases in the demand for ethanol may result in excess production capacity in our industry. The supply of domestically produced ethanol is at an all-time high. According to the Renewable Fuels Association, as of January 8, 2009, there are 172 ethanol plants operating in the United States with capacity to produce more than approximately 10.5 billion gallons of ethanol per year. In addition, there are 23 new ethanol plants under construction and approximately 8 plant expansions underway which together are estimated to increase ethanol production capacity by more than 2.4 billion gallons per year. Excess ethanol production capacity may have an adverse impact on our results of operations, cash flows and general financial condition. If the demand for ethanol does not grow at the same pace as increases in supply, we expect the selling price of ethanol to decline. If excess capacity in the ethanol industry occurs, the market price of ethanol may decline to a level that is inadequate to generate sufficient cash flow to cover our costs. This could negatively affect our future profitability.
Decreasing gasoline prices may negatively impact the selling price of ethanol which could reduce our ability to operate profitably. The price of ethanol tends to change in relation to the price of gasoline. Recently, as a result of a number of factors including a slowing world economy, the price of gasoline has decreased. In correlation to the decrease in the price of gasoline, the price of ethanol has also decreased. Decreases in the price of ethanol reduce our revenue. Our profitability depends on a favorable spread between our corn and natural gas costs and the price we receive for our ethanol. If ethanol prices fall during times when corn and/or natural gas prices are high, we may not be able to operate our ethanol plant profitably.
Growth in the ethanol industry is dependent on growth in the fuel blending infrastructure to accommodate ethanol, which may be slow and could result in decreased demand for ethanol. The ethanol industry depends on the fuel blending industry to blend the ethanol that is produced with gasoline so it may be sold to the end consumer. In many parts of the country, the blending infrastructure cannot accommodate ethanol so no ethanol is used in those markets. Substantial investments are required to expand this blending infrastructure and the fuel blending industry may choose not to expand the blending infrastructure to accommodate ethanol. Should the ability to blend ethanol not expand at the same rate as increases in ethanol supply, it may decrease the demand for ethanol. Should the fuel blending industry not make the required investments to expand the blending infrastructure, it may lead to a decrease in the selling price of ethanol which could impact our ability to operate profitably.

We operate in an intensely competitive industry and compete with larger, better financed entities which could impact our ability to operate profitably. There is significant competition among ethanol producers. There are numerous producer-owned and privately-owned ethanol plants planned and operating throughout the Midwest and elsewhere in the United States. We also face competition from outside of the United States. The number of ethanol plants being developed and constructed in the United States continues to increase at a rapid pace. The passage of the Energy Policy Act of 2005 included a renewable fuels mandate. The Energy Independence and Security Act of 2007 increased the RFS to 36 billion gallons by 2022. Further, some states have passed renewable fuel mandates. These increases in ethanol demand have encouraged companies to enter the ethanol industry. The largest ethanol producers include POET, Archer Daniels Midland, VeraSun Energy Corporation and Hawkeye Renewables, LLC, all of which are each capable of producing more ethanol than we produce. Further, many believe that there will be consolidation occurring in the ethanol industry in the near future which will likely lead to a few companies who control a significant portion of the ethanol production market. We may not be able to compete with these larger entities. These larger ethanol producers may be able to affect the ethanol market in ways that are not beneficial to us which could affect our financial performance.
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
Consumer resistance to the use of ethanol based on the belief that ethanol is expensive, adds to air pollution, harms engines and/or takes more energy to produce than it contributes may affect the demand for ethanol. Certain individuals believe that use of ethanol will have a negative impact on gasoline prices at the pump. Many also believe that ethanol adds to air pollution and harms car and truck engines. Still other consumers believe that the process of producing ethanol actually uses more fossil energy, such as oil and natural gas, than the amount of energy that is produced. These consumer beliefs could potentially be wide-spread. If consumers choose not to buy ethanol based on those beliefs, it would affect the demand for the ethanol we produce which could negatively affect our profitability and financial condition.
Negative media attention associated with the use of corn in the ethanol production process may lead to decreases in demand for the ethanol we produce which could negatively affect our profitability. Recent media attention associated with the use of corn as the feedstock in ethanol production has been unfavorable to the ethanol industry. This negative media attention has focused on the effect ethanol production has on domestic and foreign food prices. While some recent media reports have recognized that food prices have remained high despite significant decreases in the price of corn following peaks in July 2008, some of this negative perception of ethanol production may persist. Ethanol production has previously received favorable coverage by the news media which may have increased demand for ethanol. This negative perception of ethanol production may have a negative effect on demand for ethanol which may decrease the price we receive for our ethanol. Decreases in the selling price of ethanol may have a negative effect on our financial condition.
Risks Related to Regulation and Governmental Action
Government incentives for ethanol production, including federal tax incentives, may be eliminated in the future, which could hinder our ability to operate at a profit. The ethanol industry is assisted by various federal ethanol production and tax incentives, including the RFS set forth in the Energy Policy Act of 2005 and increased by the Energy Independence and Security Act of 2007. The RFS helps support a market for ethanol that might disappear without this incentive; as such, waiver of the RFS minimum levels of renewable fuels included in gasoline could negatively impact our results of operations.

In addition, the elimination or reduction of tax incentives to the ethanol industry, such as the Volumetric Ethanol Excise Tax Credit (“VEETC”) available to gasoline refiners and blenders, could also reduce the market demand for ethanol, which could reduce prices and our revenues by making it more costly or difficult for us to produce and sell ethanol. If the federal tax incentives are eliminated or sharply curtailed, we believe that decreased demand for ethanol will result, which could negatively impact our ability to operate profitably.
Also, elimination of the tariffs that protect the United States ethanol industry could lead to the importation of ethanol producers in other countries, especially in areas of the United States that are easily accessible by international shipping ports. While the 2008 Farm Bill extended the tariff on imported ethanol through 2011, this tariff could be repealed earlier which could lead to increased ethanol supplies and decreased ethanol prices.
Changes in environmental regulations or violations of the regulations could be expensive and reduce our profitability. We are subject to extensive air, water and other environmental laws and regulations. In addition, some of these laws require our plant to operate under a number of environmental permits. These laws, regulations and permits can often require expensive pollution control equipment or operation changes to limit actual or potential impacts to the environment. A violation of these laws and regulations or permit conditions can result in substantial fines, damages, criminal sanctions, permit revocations and/or plant shutdowns. In the future, we may be subject to legal actions brought by environmental advocacy groups and other parties for actual or alleged violations of environmental laws or our permits. Additionally, any changes in environmental laws and regulations, both at the federal and state level, could require us to spend considerable resources in order to comply with future environmental regulations. The expense of compliance could be significant enough to reduce our profitability and negatively affect our financial condition.
Carbon dioxide may be regulated in the future by the EPA as an air pollutant requiring us to obtain additional permits and install additional environmental mitigation equipment, which could adversely affect our financial performance. In 2007, the Supreme Court decided a case in which it ruled that carbon dioxide is an air pollutant under the Clean Air Act for the purposes of motor vehicle emissions. The Supreme Court directed the EPA to regulate carbon dioxide from vehicle emissions as a pollutant under the Clean Air Act. Similar lawsuits have been filed seeking to require the EPA to regulate carbon dioxide emissions from stationary sources such as our ethanol plant under the Clean Air Act. Our plant produces a significant amount of carbon dioxide that we currently vent into the atmosphere. While there are currently no regulations applicable to us concerning carbon dioxide, if the EPA or the State of Minnesota were to regulate carbon dioxide emissions by plants such as ours, we may have to apply for additional permits or we may be required to install carbon dioxide mitigation equipment or take other as yet unknown steps to comply with these potential regulations. Compliance with any future regulation of carbon dioxide, if it occurs, could be costly and may prevent us from operating the ethanol plant profitably which could decrease or eliminate the value of our units.
ITEM 2. PROPERTIES.
Our ethanol plant is located on a 56-acre site located approximately three miles east of Granite Falls, Minnesota in Chippewa County at the junction of Highways 212 and 23. The plant’s address is 15045 Highway 23 SE, Granite Falls, Minnesota. We produce all of our ethanol, distillers grains and corn oil at this site. The ethanol plant has capacity to produce approximately 50 million gallons of ethanol per year. The ethanol plant consists of the following buildings and equipment:
•	A river water intake structure in the Minnesota River and a water pipeline to the plant from the Minnesota River to provide a redundant water supply;
•	A Cold Lime Softening Water Treatment System for pre-treating the plant’s water supply;
•	A processing building, which contains processing equipment, laboratories, control room, maintenance area and offices;
•	A grain receiving and shipping building, which contains corn storage silos, distillers grains storage and associated equipment;

•	A fermentation area comprised principally of four fermentation tanks;
•	Corn oil extraction equipment;
•	A mechanical building, which contains the boiler, thermal oxidizer and distillers grains dryers; and
•	An administrative building, along with furniture and fixtures, office equipment and computer and telephone systems.
The site also contains improvements such as rail tracks and a rail spur, landscaping, drainage systems and paved access roads.
All of our tangible and intangible property, real and personal, serves as the collateral for our $10,000,000 revolving line of credit with Minnwest Bank M.V. of Marshall, Minnesota as well as our EDA loans. Our revolving line of credit and our EDA loans are discussed in more detail under “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Indebtedness”.
ITEM 3. LEGAL PROCEEDINGS.
Operating and Management Agreement Dispute
Commencing August 8, 2005, Glacial Lakes Energy, LLC (“Glacial Lakes”) began management of plant operations in anticipation of plant start-up pursuant to the terms of an operating and management agreement entered into on July 9, 2004. Under the operating and management agreement between Granite Falls and Glacial Lakes, Granite Falls was to pay Glacial Lakes $35,000 per month plus an annual payment equal to 3% of the plant’s net income from operations for an initial term of five years. The December 2006 resignation of Glacial Lakes’ key management personnel from their positions as executive officers of Granite Falls effectively terminated the operating and management agreement. In January 2007, Granite Falls formally recognized the termination of the operating and management agreement.
On May 21, 2007, Glacial Lakes made a demand for binding arbitration under the Commercial Arbitration Rules of the American Arbitration Association in Yellow Medicine County, Minnesota to resolve a dispute over an operating and management agreement between the two entities. Glacial Lakes claimed that Granite Falls wrongfully terminated the agreement and demanded damages for lost revenues and lost profits of approximately $5,300,000. On December 17, 2007, Granite Falls filed an answering statement and counterclaim in response to Glacial Lakes’ demand for arbitration.
On August 1, 2008, Granite Falls and Glacial Lakes executed a settlement agreement and mutual release. Granite Falls agreed to pay Glacial Lakes $1,825,000. Of this amount, $1,143,290 had been expensed prior to fiscal year 2008, accordingly, $681,710 was charged to operations during the year ended October 31, 2008. We paid the $1,825,000 on August 1, 2008. In addition to this payment, we have agreed to pay Glacial Lakes a contingent amount of 2% of our net income, as defined per the agreement, for each of the fiscal years ending October 31, 2008 and 2009 and 1.5% of our net income, as defined per the agreement, for the fiscal year ending October 31, 2010. As of October 31, 2008, the Company had not accrued for any contingent amounts due under this agreement.
Air Permit Violation
In early 2007, we disclosed that we had received a Notice of Violation from the Minnesota Pollution Control Agency (“MPCA”) notifying us of alleged violations discovered by the MPCA staff during its inspection of the plant in August 2006 while the plant was under previous management. Since January 2007, we have actively cooperated with the MPCA to resolve the alleged violations and have taken measures to address the concerns raised in January 2007. On November 28, 2007, we received confirmation that the MPCA had agreed to a stipulation agreement, therefore settling the dispute. In settling the dispute, we did not admit that the alleged violations occurred, but did agree to pay $300,000 to the MPCA. The $300,000 paid to the MPCA consisted of $65,000 in civil penalties and a $235,000 economic benefit charge. The $300,000 was expensed in fiscal 2007 and is included in accrued liabilities at October 31, 2007. We worked cooperatively with the MPCA and are currently in full compliance with all of our environmental permits. However, in connection with the stipulation agreement we applied for a permit amendment in early January 2008. The permit amendment application requested additional fermentation tank capacity, corrects process throughput parameters, requests authorization for wetcake production, and requests a production capacity increase of 4.9 million gallons per year of undenatured ethanol. In September 2008, we received the amended environmental permits which included all of items requested above. No liabilities were recorded at October 31, 2008.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
None.
PART II
ITEM 5. MARKET FOR REGISTRANT’S MEMBERSHIP UNITS, RELATED MEMBER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
There is no public trading market for our units.
However, we have established through Alerus Securities a Unit Trading Bulletin Board, a private online matching service, in order to facilitate trading among our members. The Unit Trading Bulletin Board has been designed to comply with federal tax laws and IRS regulations establishing a “qualified matching service,” as well as state and federal securities laws. Our Unit Trading Bulletin Board consists of an electronic bulletin board that provides a list of interested buyers with a list of interested sellers, along with their non-firm price quotes. The Unit Trading Bulletin Board does not automatically affect matches between potential sellers and buyers and it is the sole responsibility of sellers and buyers to contact each other to make a determination as to whether an agreement to transfer units may be reached. We do not become involved in any purchase or sale negotiations arising from our Unit Trading Bulletin Board and have no role in effecting the transactions beyond approval, as required under our member control agreement, and the issuance of new certificates. We do not give advice regarding the merits or shortcomings of any particular transaction. We do not receive, transfer or hold funds or securities as an incident of operating the Unit Trading Bulletin Board. We do not receive any compensation for creating or maintaining the Unit Trading Bulletin Board. In advertising our qualified matching service, we do not characterize Granite Falls as being a broker or dealer or an exchange. We do not use the Unit Trading Bulletin Board to offer to buy or sell securities other than in compliance with the securities laws, including any applicable registration requirements.
There are detailed timelines that must be followed under the Unit Trading Bulletin Board Rules and Procedures with respect to offers and sales of membership units. All transactions must comply with the Unit Trading Bulletin Board Rules, our member control agreement, and are subject to approval by our board of governors.
As of October 31, 2008, there were approximately 983 holders of record of our membership units.

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

Completed Unit Transactions
	Low Per	High Per
Fiscal Quarter	Unit Price	Unit Price
2007 1st	$4,000	$5,650
2007 2nd	$2,800	$3,700
2007 3rd	$2,750	$3,950
2007 4th	$2,750	$3,025
2008 1st	$2,400	$3,000
2008 2nd	$2,100	$2,400
2008 3rd	$2,000	$2,200
2008 4th	$1,500	$1,500
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
DISTRIBUTIONS
Distributions by the Company to our unit holders are in proportion to the number of units held by each unit holder. A unit holder’s distribution is determined by dividing the number of units owned by such unit holder by the total number of units outstanding. Our board of governors has complete discretion over the timing and amount of distributions to our unit holders, however, our member control agreement requires the board of governors to endeavor to make cash distributions at such times and in such amounts as will permit our unit holders to satisfy their income tax liability related to owning our units in a timely fashion. Our expectations with respect to our ability to make future distributions are discussed in greater detail in “MANAGEMENT’S DISCUSSION AND ANALYSIS.”
We did not make any distributions to our members in our fiscal year ended October 31, 2008. Management does not anticipate declaring any distribution to our members during the first two fiscal quarters of 2009. During our fiscal year ended October 31, 2007, we made the following distributions to our members: On March 15, 2007, the board of governors declared a cash distribution of $100 per membership unit for total distribution of $3,115,600 to unit holders of record as of April 1, 2007. This distribution was paid on April 3, 2007. On October 19, 2007, the board of governors declared a cash distribution of $200 per membership unit for a total distribution of $6,231,200 to unit holders of record as of October 1, 2007. This distribution was paid on November 30, 2007. Our 2007 distributions are in addition to the distribution of $320.96 per unit or $9,999,830 for unit holders of record as of June 30, 2006 declared by the board of governors on July 10, 2006. The 2006 distribution was paid on July 31, 2006. Our typical member has realized a return on their original investment in Granite Falls Energy of approximately 46% over our 3-year period of operations.

PERFORMANCE GRAPH
The following graph shows a comparison of cumulative total member return since October 1, 2006, calculated on a dividend reinvested basis, for the Company, the NASDAQ Composite Index (the “NASDAQ”) and an index of other companies that have the same SIC code as the Company (the “Industry Index”). The graph assumes $100 was invested in each of the Company’s units, the NASDAQ, and the Industry Index on October 1, 2006. Data points on the graph are annual. Note that historic stock price performance is not necessarily indicative of future unit price performance.
Pursuant to the rules and regulations of the Securities and Exchange Commission, the performance graph and the information set forth therein shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, and shall not be deemed to be incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such a filing.
COMPARISON CUMULATIVE TOTAL RETURN
AMONG GRANITE FALLS ENERGY, LLC,
NASDAQ MARKET INDEX AND SIC CODE INDEX
ASSUMES $100 INVESTED ON OCT. 1, 2006
ASSUMES DIVIDEND REINVESTED
THROUGH OCT. 1, 2008

ITEM 6. SELECTED FINANCIAL DATA.
The following table presents selected consolidated financial and operating data as of the dates and for the periods indicated. The selected balance sheet financial data as of October 31, 2006, 2005 and 2004 and the selected income statement data and other financial data for the years ended October 31, 2005 and 2004 have been derived from our audited financial statements that are not included in this Form 10-K. The selected balance sheet financial data as of October 31, 2008 and 2007 and the selected income statement data and other financial data for each of the fiscal years in the three year period ended October 31, 2008 have been derived from the audited Financial Statements included elsewhere in this Form 10-K. You should read the following table in conjunction with Item 7 “Management Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the accompanying notes included elsewhere in this Form 10-K. Among other things, those financial statements include more detailed information regarding the basis of presentation for the following financial data.

Statement of Operations Data:	2008	2007	2006	2005	2004
Revenues	$99,393,373	$94,776,725	$93,549,478	$—	$—

Cost Goods Sold	$102,396,467	$75,772,701	$54,539,754	$—	$—

Lower of Cost or Market Adjustment	$1,947,000	$—	$—	$—	$—

Pre-Production Expenses	$—	$—	$—	$251,235	$—

Gross Profit (Loss)	$(4,950,094)	$19,004,024	$39,009,724	$(251,235)	$—

Operating Expenses	$2,916,170	$2,807,130	$2,894,018	$492,353	$381,562

Operating Income (Loss)	$(7,866,264)	$16,196,894	$36,115,706	$(743,588)	$(381,562)

Other Income (Expense)	$188,004	$(265,153)	$(1,370,038)	$(470,511)	$133,518

Net Income (Loss)	$(7,678,259)	$15,931,741	$34,745,668	$(1,214,099)	$(248,044)

Capital Units Outstanding	31,156	31,156	31,156	31,156	31,117

Net Income (Loss) Per Capital Unit	$(246.45)	$511.35	$1,115.22	$(38.98)	$(28.12)

Cash Distributions per Capital Unit	$—	$300.00	$320.96	$—	$—

Balance Sheet Data:	2008	2007	2006	2005	2004
Current Assets	$9,382,784	$15,901,679	$25,028,447	$1,025,548	$21,197,351

Net Property and Equipment	$48,648,041	$54,677,788	$55,393,293	$52,861,088	$13,146,852

Other Assets	$35,694	$38,493	$434,185	$487,574	$368,051

Total Assets	$58,066,519	$70,617,960	$80,855,925	$54,374,210	$34,712,254

Current Liabilities	$6,108,632	$10,908,043	$8,239,080	$8,648,311	$5,724,685

Long-Term Debt	$445,097	$518,868	$20,010,737	$17,287,043	$—

Members’ Equity	$51,512,790	$59,191,049	$52,606,108	$27,812,470	$28,987,569

Book Value Per Capital Unit	$1,653.38	$1,899.83	$1,688.47	$892.68	$931.57

*	See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion of our financial results.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
This report contains forward-looking statements that involve future events, our future performance and our expected future operations and actions. In some cases you can identify forward-looking statements by the use of words such as “may,” “will,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons described in this report. We are not under any duty to update the forward-looking statements contained in this report. We cannot guarantee future results, levels of activity, performance or achievements. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report. You should read this report and the documents that we reference in this report and have filed as exhibits, completely and with the understanding that our actual future results may be materially different from what we currently expect. We qualify all of our forward-looking statements by these cautionary statements.
Results of Operations
Comparison of Fiscal Years Ended October 31, 2008 and 2007

	2008		2007
Income Statement Data	Amount	%	Amount	%
Revenues	$99,393,373	100.0	$94,776,725	100.0

Cost of Goods Sold (1)	$104,343,467	105.0	$75,772,701	79.9

Gross Profit (Loss)	$(4,950,094)	(5.0)	$19,004,024	20.0

Operating Expenses	$2,916,170	2.9	$2,807,130	3.0

Operating Income (Loss)	$(7,866,264)	(7.9)	$16,196,894	17.1

Other Income (Expense)	$188,004	0.2	$(265,153)	(0.3)

Net Income (Loss)	$(7,678,259)	(7.7)	$15,931,741	16.8

(1)	Includes lower of cost or market adjustment of $1,947,000.
Revenues
Our total revenue increased slightly in our fiscal year ended October 31, 2008 as a result of increased ethanol and distillers grains prices.
The average price we received for our ethanol increased by approximately 6.6% during our 2008 fiscal year compared to our 2007 fiscal year. Management attributes this increase in the average price we received for our ethanol with increased commodity prices we experienced for most of our 2008 fiscal year. Management believes that the price of ethanol is positively impacted by high gasoline prices and high corn prices. We experienced a peak in corn prices during July 2008 which we believe led to increases in the price we received for our ethanol during these periods. Further, the price of gasoline peaked at approximately the same time as the corn price peak and later fell drastically.
The average price we received for our distillers grains increased by approximately 56.6% during our 2008 fiscal year compared to the same period of 2007. We attribute this increase in distillers grains prices with high corn prices we experienced for much of our 2008 fiscal year. Since distillers grains are commonly used as a feed substitute for corn, when the price of corn increases, it increases demand for distillers grains which leads to positive gains in the market price of distillers grains. We market our distillers grains in two forms, modified wet distillers grains (MWDG) and dried distillers grains with solubles (DDGS). We market approximately 97% of our total distillers grains in the form of DDGS and approximately 3% of our total distillers grains in the form of MWDG.
The price we received for ethanol has been decreasing in conjunction with recent decreases in the market price of gasoline and the market price of corn. Management anticipates that the price of gasoline will remain low into the near term, especially as a result of the weakening world economy. Management also anticipates that our results of operations for our 2009 fiscal year will continue to be affected by high corn prices, a surplus of ethenol, low ethanol prices, and volatility in the commodity markets. As a result of these factors, management anticipates that the ethanol plant will not operate profitably in the early part of 2009. If the price of ethanol remains low for an extended period of time, management anticipates that this could significantly impact our liquidity, especially if our raw material costs continue to increase. We anticipate that the price of distillers grains will continue to fluctuate in reaction to changes in the price of corn and therefore we expect lower distillers grains prices in the near term. The ethanol industry needs to continue to expand the market of distillers grains in order to maintain current distillers grains prices. Management anticipates stronger ethanol demand and higher ethanol prices during the summer months due to a seasonal increase in the demand for gasoline and ethanol.

We enter into hedging transactions with respect to the ethanol we produce. Realized gains and losses on hedging contracts impact the netback price we receive for our ethanol. Decreased ethanol netbacks will decrease our revenue. The effects of these hedging transactions can be volatile from period to period which influences our financial performance. Realized and unrealized gains and losses related to our ethanol derivative instruments resulted in a decrease in our revenue of $7,281,662 for the fiscal year ended October 31, 2008 compared to a decrease of approximately $726,375 for the same period of 2007.
Cost of Goods Sold and Gross Profit
Our two primary costs of producing ethanol and distillers grains are corn costs and natural gas costs. We experienced a significant increase in our cost of goods sold during our 2008 fiscal year as a result of significant increases in the price of corn and natural gas during our 2008 fiscal year compared to our 2007 fiscal year.
Our total corn cost per bushel increased by approximately 42% during our 2008 fiscal year compared to the same period of 2007. We attribute this significant increase in corn costs with a significant peak in corn prices that occurred during July of 2008 as a result of poor weather and flooding conditions that we experienced in the Midwest. Corn prices subsequently dropped significantly after July 2008 as a result of favorable weather conditions for the remaining months of the 2008 growing season and a general decrease in commodities prices related to the slowing world economy. Further, our total cost of natural gas increased by approximately 10% during our 2008 fiscal year compared to our 2007 fiscal year. We attribute this increase in natural gas costs with increases in commodity prices in general that we experienced during the early part of our 2008 fiscal year, especially for oil, as well as hurricane activity in the Gulf Coast region of the United States during the late summer of 2008 which resulted in shutdowns of natural gas production from that region of the United States. However, natural gas supply levels continue to be above the five year average and natural gas prices have steadily declined since July 2008. We believe natural gas prices will continue to trend lower through the first half of 2009.
Despite strong demand for corn, the price of corn fell significantly following a peak during July 2008. Supply and demand factors have a significant effect on the market price of corn. The corn harvest in the fall of 2008 was the second largest on record. We also continue to see the demand for corn decrease as usage of corn for ethanol and livestock production tapers off. While we do not anticipate that we will have difficulty securing the corn that we require to continue to operate our ethanol plant during our 2009 fiscal year, if a shortage were to develop, we anticipate that our corn costs would increase significantly.
Realized and unrealized gains and losses related to our corn and natural gas derivative instruments resulted in a decrease of approximately $3,857,000 in our cost of goods sold for the fiscal year ended October 31, 2008 compared to an increase of approximately $6,218,000 for the same period of 2007. We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn and natural gas in cost of goods sold as the changes occur. As corn and natural gas prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance. We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.
We performed a lower of cost or market analysis on inventory and determined that the market values of certain inventories were less than their carrying value, attributable primarily to decreases in market prices of corn and ethanol. Based on the lower of cost or market analysis, we recorded a lower of cost or market charge on certain inventories of approximately $489,000 and $0 for the years ended October 31, 2008 and 2007. The total impairment charge was recorded in the lower of cost or market adjustment on the statement of operations.
We have a forward contract in place for corn purchases of approximately $5,434,000 for November 2009, which represents approximately 100% of our anticipated purchases for that month. Currently, the contract price for this contract is above current market prices for corn. Given declining corn and ethanol prices, upon taking delivery under these contracts, we would incur a loss. Accordingly, we have recorded a loss on these firm purchase commitments of approximately $1,438,000 at October 31, 2008, for deliveries in November 2008. The loss was recorded within the lower of cost or market adjustment on the statement of operations. The amount of the loss was determined by applying a methodology similar to that used in the lower of cost or market evaluation with respect to inventory.

Operating Expenses
Operating expenses for the fiscal year ended October 31, 2008 totaled approximately $2,916,000, an increase from approximately $2,807,000 for the same period of 2007. This increase in operating expenses is primarily attributable to the cost of negotiating a settlement of the dispute over the termination of the Operating and Management Agreement with Glacial Lakes Energy, LLC. Approximately $681,000 of the total settlement payment was realized during our fiscal year ended October 31, 2008.
Other Income (Expense)
We had total other income for the fiscal year ended October 31, 2008 of approximately $188,000 compared to other expense of approximately $265,000 for fiscal year 2007. We experienced an increase in other income for our 2008 fiscal year as a result of increased interest income, less interest expense and income from project management services provided to Highwater Ethanol, LLC.
Changes in Financial Condition for Fiscal Years Ended October 31, 2008 and 2007
Our current assets were 41.0% lower at October 31, 2008 compared to October 31, 2007. We had less cash on hand on October 31, 2008 compared to October 31, 2007. This decrease in cash on hand is due in part to the distribution we had accrued as a liability on October 31, 2007, which was subsequently paid out to our members during our fiscal year ended October 31, 2008. Our accounts receivable were approximately $1,185,000 lower at October 31, 2008 compared to October 31, 2007. We also had less restricted cash as a result of a reduction in required letters of credit.
The asset value of our property and equipment was slightly lower at October 31, 2008 compared to October 31, 2007 as a result of an increase in accumulated depreciation.
Our current liabilities were 44.0% lower at October 31, 2008 compared to October 31, 2007. This is primarily due to a reduction in accounts payable, including distributions payable.
Our long-term liabilities at October 31, 2008 were approximately $445,000 compared to approximately $519,000 at October 31, 2007, primarily as a result of our scheduled payments on these obligations.
Comparison of Fiscal Years Ended October 31, 2007 and 2006

	2007		2006
Income Statement Data	Amount	%	Amount	%
Revenues	$94,776,725	100.0	$93,549,478	100.0

Cost of Goods Sold	$75,772,701	79.9	$54,539,754	58.3

Gross Profit	$19,004,024	20.0	$39,009,724	41.7

Operating Expenses	$2,807,130	3.0	$2,894,018	3.1

Operating Income	$16,196,894	17.1	$36,115,706	38.6

Other Income (Expense)	$(265,153)	(0.3)	$(1,370,038)	(1.5)

Net Income	$15,931,741	16.8	$34,745,668	37.1

Revenues
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
Ethanol prices dipped during the middle of 2007 as compared to the average prices experienced by the ethanol industry in 2006. However, ethanol prices rebounded at the end of 2007. This decrease was likely the result of increases in ethanol supply which were offset by smaller increases in ethanol demand. Further, during our 2007 fiscal year, as the price of ethanol decreased, gasoline blenders increased voluntary blending of ethanol with gasoline. Management believes this voluntary blending was due to the favorable spread in price between the price of gasoline and the price of ethanol that existed during part of our 2007 fiscal year.
Cost of Goods Sold and Gross Profit
Our cost of goods sold from the production of ethanol and distillers grains is primarily made up of corn expense and energy expense (natural gas and electricity). Cost of sales for our products for the fiscal year ended October 31, 2007, was $75,772,701 or 79.9% of our revenues. This was a significant increase from our cost of sales for our fiscal year ended October 31, 2006, which was $54,539,754 or 58.3% of our revenues. The increase in our cost of sales was partially offset by derivative gains of $6,218,000 in our fiscal year ended October 31, 2007, compared to a derivative loss of $1,500,000 in our fiscal year ended October 31, 2006. Gross profits as a percentage of revenue was 20.0% for fiscal year 2007 compared to 41.7% for fiscal year 2006.
This increase in cost of goods sold was primarily due to an approximately 54% increase in the average price we paid for corn for the 2007 fiscal year as compared to the 2006 fiscal year. The increased price we paid for corn significantly increased our total corn costs for the fiscal year ended October 31, 2007 compared to the same period of 2006. This increase in cost of goods sold for the 2007 fiscal year, more than offset our increased revenues.
The average price we paid for natural gas decreased by approximately 9% during the same time period. Natural gas prices during fiscal year 2006 were significantly higher than in both fiscal year 2005 and fiscal year 2007 due in part to production disruptions from hurricanes Katrina and Rita.
Realized and unrealized gains and losses related to our corn and natural gas derivatives instruments resulted in a decrease of approximately $6,218,000 in cost of goods sold for the fiscal year ended October 31, 2007 compared to an increase of approximately $1,500,000 for the same period of 2006.
Operating Expenses
Operating expenses for the fiscal year ended October 31, 2007 totaled approximately $2,807,000, a slight decrease from approximately $2,894,018 for the same period of 2006. This decrease in operating expenses is primarily attributable to increases in internal efficiency.
Other Income (Expense)
We had total other expense for the fiscal year ended October 31, 2007 of approximately $265,000 compared to other expense of approximately $1,370,000 for fiscal year 2006. The decrease in other expense for our 2007 fiscal year occurred primarily as a result of a reduction in our interest expense.

Application of Critical Accounting Estimates
Management uses estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Of the significant accounting policies described in the notes to our financial statements, we believe that the following are the most critical:
Derivative Instruments
We enter into derivative instruments to hedge our exposure to price risk related to forecasted corn and natural gas purchases and ethanol sales. We do not typically enter into derivative instruments other than for hedging purposes. All derivative instruments are recognized on the October 31, 2008 balance sheet at their estimated fair market value. Currently, none of our derivative instruments are classified as cash-flow hedges for accounting purposes. On the date the derivative instrument is entered into, we will designate the derivative as either a hedge of the variability of cash flows of a forecasted transaction or will not designate the derivative as a hedge. Changes in the fair value of a derivative that is designated as, and meets all of the required criteria for, a cash flow hedge are recorded in accumulated other comprehensive income and reclassified into earnings as the hedged items affect earnings. Changes in the fair value of a derivative that is not designated as a hedge are recorded in current period earnings. Although certain derivative instruments may not be designated as, and accounted for, as a cash flow hedge, we believe our derivative instruments are effective economic hedges of specified risks.
During the fiscal year ended October 31, 2008 and 2007, the Company recorded a combined realized and unrealized (loss)/gain for derivatives from corn, natural gas and ethanol of approximately ($3,425,000) and $5,492,000, respectively. These gains and losses are recorded in revenue and cost of goods sold.
Revenue Recognition
Revenue from the production of ethanol and related products is recorded when title transfers to customers. Ethanol and related products are generally shipped free on board (FOB) shipping point. Interest income is recognized as earned. In accordance with our agreements for the marketing and sale of ethanol and related products, commissions due to the marketers are deducted from the gross sale price as earned.
Inventory
Inventory is stated at the lower of cost or market on a weighted cost basis. Inventory consists of raw materials; work in process, and finished goods. Market is based on estimated current replacement values except that it does not exceed net realizable values and it is not less than net realizable values reduced by allowances from normal profit margin.
Liquidity and Capital Resources
Operating Budget and Financing of Plant Operations
The U.S. stock markets tumbled in September and October 2008 upon the collapse of multiple major financial institutions, the federal government’s takeover of two major mortgage companies, Freddie Mac and Fannie Mae, and the President’s enactment of a $700 billion bailout plan pursuant to which the federal government will directly invest in troubled financial institutions. Financial institutions across the country have lost billions of dollars due to the extension of credit for the purchase and refinance of over-valued real property. The U.S. economy is in the midst of a recession, with increasing unemployment rates and decreasing retail sales. Other large corporate giants, such as the big three auto makers, have also been seeking government bailout money and maybe facing bankruptcy. These factors have caused significant economic stress and upheaval in the financial and credit markets in the United States, as well as abroad. Credit markets have tightened and lending requirements have become more stringent. Oil prices have dropped rapidly as demand for fuel has decreased. We believe that these factors have contributed to a decrease in the prices at which we are able to sell our ethanol which may persist throughout all or parts of fiscal year 2009. It is uncertain how long and to what extent these economic troubles may negatively affect ethanol prices in the future.
We expect to have sufficient cash to meet our operational costs over the next 12 months, including the cost of corn and natural gas supplies, other production costs, staffing, office, audit, legal, compliance and working capital costs, from cash flow generated by plant operations, current cash reserves, our senior credit facilities and other current sources of debt financing. However, a number of factors including any decrease in the price at which we are able to sell our products and any increase in the price we have to pay for our inputs will likely reduce the cash we have available to finance our operations. Management anticipates continually assessing the profitability of producing ethanol and distillers grains and increasing or decreasing production as the market dictates. We do not currently anticipate raising additional equity or securing additional debt financing during our 2009 fiscal year.

The following table shows cash flows for the fiscal years ended October 31, 2008 and 2007:

	Year ended October 31,
	2008	2007
Net cash from operating activities	$1,586,770	$22,260,764
Net cash used for investing activities	(769,110)	(5,882,436)
Net cash used for financing activities	(4,743,312)	(25,818,317)
Cash Flow From Operations
We experienced a significant decrease in net cash from operating activities of $20,673,994 during our fiscal year ended October 31, 2008 as compared to the same period of 2007. This change in cash from our operating activities resulted primarily from a decrease of $23,610,000 in our net income for our 2008 fiscal year compared to our 2007 fiscal year. During our 2008 fiscal year, our capital needs were being adequately met through cash from our operating activities and our credit facilities.
Cash Flow From Investing Activities
We experienced a decrease in the cash we used for investing activities during our 2008 fiscal year compared to our 2007 fiscal year. This decrease was primarily a result of the completion of our river water intake structure, water pipeline and water treatment facility in 2007. Since that time, our primary capital expenditure was our corn oil extraction equipment, which was significantly less expensive.
Cash Flow From Financing Activities
We used significantly less cash for financing activities during our 2007 fiscal year compared to our 2006 fiscal year primarily as a result of a decrease in our long term debt obligations.
The following table shows cash flows for the fiscal years ended October 31, 2007 and 2006:

	Year ended October 31,
	2007	2006
Net cash from operating activities	$22,260,764	$32,862,366
Net cash used for investing activities	(5,882,436)	(7,228,168)
Net cash used for financing activities	(25,818,317)	(12,235,314)
Cash Flow From Operations
We experienced a decrease of $10,601,602 in net cash from operating activities during our fiscal year ended October 31, 2007 as compared to the same period of 2006 due primarily to a decrease of $18,813,927 in our net income for fiscal year 2007. This decrease in net income was primarily a result of decreased ethanol prices and increased corn prices that negatively impacted our revenues and cost of goods sold.
Cash Flow From Investing Activities
The decrease in net cash used for investing activities in fiscal year 2007 compared to the same period of 2006 was due primarily to a decrease in our capital expenditures. Both capital expenditures and construction in progress cash flows went toward the construction of our water intake structure, water pipeline and water treatment facility in our fiscal years ended October 31, 2007 and 2006.

Cash Flow From Financing Activities
The increase in net cash from financing activities for fiscal year 2007 compared to the same period of 2006 was predominantly the result of an increase in our payments on our long term debt obligations. For our fiscal year ended October 31, 2007, we paid approximately $22,700,000 toward our long term debt and paid distributions to our members of approximately $3,100,000. For our fiscal year ended October 31, 2006, we paid approximately $6,400,000 toward our long term debt and paid distributions to our members of approximately $10,000,000.
Indebtedness
Short-Term Debt Sources
On November 26, 2007, the Company entered into a Loan Agreement with Minnwest Bank M.V. of Marshall, MN (the “Bank”). Under the Loan Agreement, the Company has a revolving line of credit with a maximum of $10,000,000 available and is secured by substantially all of the Company’s assets. The interest rate on the revolving line of credit is at 0.75 percentage points under the prime rate as reported by the Wall Street Journal, with a minimum rate of 6.0%. At October 31, 2008, the Company had a $2,560,500 outstanding balance on this line of credit.
Long-Term Debt Sources
We have paid off our term loans with FNBO and received a release of FNBO’s security interest in all of our tangible and intangible property, real and personal, which had served as collateral for our term loans.
Our long-term debt for our fiscal years ended October 31, 2008 and 2007 consist of the following:

	October 31, 2008	October 31, 2007
Economic Development Authority (“EDA”) Loans:
City of Granite Fall / MIF	$352,880	$412,209
Western Minnesota RLF	79,756	87,689
Chippewa County	86,232	91,582

Total EDA Loan	518,868	591,480

Less: Current Maturities	(73,771)	(72,612)

Total Long-Term Debt	$445,097	$518,868

The estimated maturities of long term debt at October 31, 2008 are as follows:

2009	$73,771
2010	74,961
2011	76,184
2012	77,440
2013	78,731
Thereafter	137,781

Total	$518,868

EDA Loans:
On February 1, 2006, the Company signed a Loan Agreement with the City of Granite Falls, MN (“EDA Loan Agreement”) for amounts to be borrowed from several state and regional economic development authorities. The original amounts are as follows:

City of Granite Falls / Minnesota Investment Fund (“MIF”):
Original Amount:	$500,000
Interest Rate:	1.00%
Principal and Interest Payments:	Quarterly
Maturity Date:	June 15, 2014

Western Minnesota Revolving Loan Fund (“RLF”):
Original Amount:	$100,000
Interest Rate:	5.00%
Principal and Interest Payments:	Semi-Annual
Maturity Date:	June 15, 2016

Chippewa County:
Original Amount:	$100,000
Interest Rate:	3.00%
Principal and Interest Payments:	Semi-Annual
Maturity Date:	June 15, 2021
Amounts borrowed under the EDA Loan Agreements are secured by a second mortgage on all of the assets of the Company.
Summary of notes payable under our Economic Development Authority (“EDA”) Loans:
Note payable to City of Granite Falls/Minnesota Investment Fund, bearing interest of 1.00% due in quarterly installments of $4,030, payable in full on June 15, 2014, secured by a second mortgage on all assets. The outstanding balance at October 31, 2008 was $352,880.
Note payable to City of Granite Falls/Western Minnesota Revolving Loan Fund, bearing interest of 5.00% due in quarterly installments of $15,807, payable in full on June 15, 2016, secured by a second mortgage on all assets. The outstanding balance at October 31, 2008 was $79,756.
Note payable to City of Granite Falls/Chippewa County, bearing interest of 3.00% due in semi-annual installments of $6,109, payable in full on June 15, 2021, secured by a second mortgage on all assets. The outstanding balance at October 31, 2008 was $86,232.
Contractual Obligations
The following table provides information regarding the consolidated contractual obligations of the Company as of October 31, 2008:

		Less than	One to	Three to Five	Greater Than
	Total	One Year	Three Years	Years	Five Years
Long-Term Debt Obligations (1)	$518,868	$73,771	$151,145	$156,171	$137,781
Operating Lease Obligations (2)	1,220,100	605,700	614,400	—	—
Purchase Obligations (3)	13,740,435	13,740,435	—	—	—

Total Contractual Obligations	$15,479,403	$14,419,906	$765,545	$156,171	$137,781

(1)	Long-Term Debt Obligations include estimated interest and interest on unused debt.

(2)	Operating lease obligations include the Company’s rail car lease (Note 8).

(3)	Purchase obligations primarily include forward contracts for corn, natural gas, and denaturant.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We are exposed to the impact of market fluctuations associated with interest rates and commodity prices as discussed below. We have no exposure to foreign currency risk as all of our business is conducted in U.S. Dollars. We use derivative financial instruments as part of an overall strategy to manage market risk. We use cash, futures and option contracts to hedge changes to the commodity prices of corn, natural gas and ethanol. We do not enter into these derivative financial instruments for trading or speculative purposes, nor do we designate these contracts as hedges for accounting purposes pursuant to the requirements of SFAS 133, Accounting for Derivative Instruments and Hedging Activities.
Interest Rate Risk
We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding a revolving line of credit which bears a variable interest rate. Specifically, we had approximately $2,560,000 outstanding in variable rate, short-term debt as of October 31, 2008. The specifics of each note are discussed in greater detail in “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Short-Term and Long-Term Debt Sources.”
Below is a sensitivity analysis we prepared regarding our income exposure to changes in interest rates. The sensitivity analysis below shows the anticipated effect on our income from a 10% adverse change in interest rates for a one year period.

Outstanding Variable		Adverse 10% Change in	Annual Adverse Change
Rate Debt at 10/31/08	Interest Rate at 10/31/08	Interest Rates	to Income
$2,560,000	6.0%	0.60%	$15,360
Commodity Price Risk
We seek to minimize the risks from fluctuations in the prices of raw material inputs, such as corn and natural gas, and finished products, such as ethanol and distillers grains, through the use of hedging instruments. In practice, as markets move, we actively manage our risk and adjust hedging strategies as appropriate. Although we believe our hedge positions accomplish an economic hedge against our future purchases and sales, management has chosen not to use hedge accounting, which would match the gain or loss on our hedge positions to the specific commodity purchase being hedged. We are using fair value accounting for our hedge positions, which means as the current market price of our hedge positions changes, the realized or unrealized gains and losses are immediately recognized in our cost of goods sold or as an offset to revenues. The immediate recognition of hedging gains and losses under fair value accounting can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.
As corn prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for us.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the fair value of our corn and natural gas prices and average ethanol price as of October 31, 2008, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from October 31, 2008. As of October 31, 2008, approximately 15% of our estimated corn usage, 56% of our anticipated natural gas usage and 16% of our ethanol sales over the next 12 months were subject to fixed price or index contracts where a price has been established with an exchange. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume		Hypothetical
	Requirements for the next 12		Adverse Change in	Approximate
	months (net of forward and		Price as of	Adverse Change to
	futures contracts)	Unit of Measure	10/31/2008	Income
Natural Gas	1,373,000	MMBTU	10%	$1,222,000
Ethanol	50,890,000	Gallons	10%	$8,142,000
Corn	18,175,000	Bushels	10%	$5,907,000
Liability Risk
We participate in a captive reinsurance company (“Captive”). The Captive reinsures losses related to workman’s compensation, commercial property and general liability. Premiums are accrued by a charge to income for the period to which the premium relates and is remitted by our insurer to the captive reinsurer. The Captive reinsures losses in excess of a predetermined amount. The Captive insurer has estimated and collected a premium amount in excess of expected losses but less than the aggregate loss limits reinsured by the Captive. We have contributed limited capital surplus to the Captive that is available to fund losses should the actual losses sustained exceed premium funding. So long as the Captive is fully-funded through premiums and capital contributions to the aggregate loss limits reinsured, and the fronting insurers are financially strong, we can not be assessed over the amount of our current contributions.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Financial Statements begin on page 39.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Governors
Granite Falls Energy, LLC
Granite Falls, MN
We have audited the accompanying balance sheet of Granite Falls Energy, LLC as of October 31, 2008 and 2007 and the related statements of operations, changes in members’ equity, and cash flows for each of the three fiscal years in the period ended October 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Granite Falls Energy, LLC as of October 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three fiscal years in the period ended October 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ Boulay, Heutmaker, Zibell & Co. P.L.L.P.
Certified Public Accountants
Minneapolis, Minnesota
January 27, 2009

GRANITE FALLS ENERGY, LLC
Balance Sheet

	October 31,	October 31,
	2008	2007
ASSETS

Current Assets
Cash and cash equivalents	$37,773	$3,963,425
Restricted cash	1,000,000	1,929,493
Accounts receivable — primarily related party	3,790,454	4,975,624
Inventory	3,875,324	3,811,770
Derivative instruments	568,822	—
Prepaid expenses and other current assets	110,411	1,221,367

Total current assets	9,382,784	15,901,679

Property, Plant and Equipment
Land and improvements	3,490,107	3,490,107
Railroad improvements	4,127,738	4,127,738
Process equipment and tanks	59,140,218	58,209,666
Administration building	279,734	279,734
Office equipment	135,912	130,732
Rolling stock	563,007	554,058
Construction in progress	92,557	268,128

	67,829,273	67,060,163
Less accumulated depreciation	19,181,232	12,382,375

Net property, plant and equipment	48,648,041	54,677,788

Other Assets
Deferred financing costs, net of amortization	35,694	38,493

Total Assets	$58,066,519	$70,617,960

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities
Current portion of long-term debt	$73,771	$72,612
Revolving line of credit	2,560,500	—
Accounts payable	1,351,695	1,411,455
Corn payable to FCE — related party	—	968,557
Due to broker	238,581	—
Derivative instruments	—	247,038
Accrued liabilities	1,884,085	1,977,181
Distribution payable	—	6,231,200

Total current liabilities	6,108,632	10,908,043

Long-Term Debt, less current portion	445,097	518,868

Commitments and Contingencies

Members’ Equity, 31,156 units authorized, issued, and outstanding	51,512,790	59,191,049

Total Liabilities and Members’ Equity	$58,066,519	$70,617,960

Notes to Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC
Statement of Operations

	Fiscal Years Ended October 31,
	2008	2007	2006

Revenues — primarily related party	$99,393,373	$94,776,725	$93,549,478

Cost of Goods Sold — primarily related party	102,396,467	75,772,701	54,539,754
Lower of Cost or Market Adjustment	1,947,000	—	—

Gross Profit (Loss)	(4,950,094)	19,004,024	39,009,724

Operating Expenses	2,916,170	2,807,130	2,894,018

Operating Income (Loss)	(7,866,264)	16,196,894	36,115,706

Other Income (Expense)
Other income	290,507	74,605	759
Interest income	37,378	390,858	203,159
Interest expense	(139,880)	(730,616)	(2,258,023)
Government programs	—	—	684,067

Total other income (expense), net	188,004	(265,153)	(1,370,038)

Net Income (Loss)	$(7,678,259)	$15,931,741	$34,745,668

Weighted Average Units Outstanding — Basic and Diluted	31,156	31,156	31,156

Net Income (Loss) Per Unit — Basic and Diluted	$(246.45)	$511.35	$1,115.22

Distributions Per Unit — Basic and Diluted	$—	$300.00	$320.96

Notes to Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC
Statement of Changes in Members’ Equity

Balance — November 1, 2005	$27,812,470

Forgiveness of long-term debt	47,800

Member distributions	(9,999,830)

Net income for the year ended October 31, 2006	34,745,668

Balance — October 31, 2006	$52,606,108

Member distributions paid	(3,115,600)

Member distributions declared	(6,231,200)

Net income for the year ended October 31, 2007	15,931,741

Balance — October 31, 2007	$59,191,049

Net loss for the year ended October 31, 2008	(7,678,259)

Balance — October 31, 2008	$51,512,790

Notes to Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC
Statements of Cash Flows

	Fiscal Years Ended October 31,
	2008	2007	2006
Cash Flows from Operating Activities:
Net income (loss)	$(7,678,259)	$15,931,741	$34,745,668
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation and amortization	6,801,656	6,906,148	5,957,658
Change in fair value of derivative instruments	(3,424,981)	(6,530,728)	(2,678,519)
Changes in assets and liabilities:
Restricted cash	1,929,493	(1,104,537)	(824,956)
Derivative instruments	2,609,121	10,844,047	(488,406)
Accounts receivable	1,185,170	(443,550)	(4,532,074)
Inventory	(63,554)	(1,718,815)	(1,614,748)
Prepaid expenses and other current assets	1,110,956	(1,112,600)	(465,312)
Accounts payable	(1,028,317)	(937,679)	1,382,428
Due to broker	238,581	—	—
Accrued liabilities	(93,096)	426,737	1,380,627

Net Cash Provided by Operating Activities	1,586,770	22,260,764	32,862,366

Cash Flows from Investing Activities:
Capital expenditures	(31,137)	(698,328)	(1,539,358)
Construction in process	(737,973)	(5,184,108)	(5,688,810)

Net Cash Used in Investing Activities	(769,110)	(5,882,436)	(7,228,168)

Cash Flows from Financing Activities:
Proceeds on short-term notes payable	—	—	9,615,476
Proceeds from revolving line of credit	2,560,500	—	—
Payments on revolving line of credit	—	—	(1,090,000)
Proceeds from long-term debt	—	—	700,000
Payments on long-term revolover	—	—	(5,000,000)
Payments on long-term debt	(72,612)	(22,702,717)	(6,405,803)
Restricted cash	(1,000,000)
Payments for deferred financing costs	—	—	(55,157)
Member distributions paid	(6,231,200)	(3,115,600)	(9,999,830)

Net Cash Used in Financing Activities	(4,743,312)	(25,818,317)	(12,235,314)

Net Increase (decrease) in Cash and Cash Equivalents	(3,925,652)	(9,439,989)	13,398,884

Cash and Cash Equivalents — Beginning of Period	3,963,425	13,403,414	4,530

Cash and Cash Equivalents — End of Period	$37,773	$3,963,425	$13,403,414

Supplemental Cash Flow Information

Cash paid during the period for:
Interest expense	$719,777	$1,010,330	$2,258,023

Capitalized interest	$—	$—	$54,141

Supplemental Disclosure of Noncash Investing, Operating and Financing Activities

Construction costs in accounts payable	$—	$87,485	$87,485

Forgiveness of long-term debt	$—	$—	$47,800

Transfer of construction in process to fixed assets	$913,544	$—	$—

Notes to Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC
Notes to Financial Statements
October 31, 2008
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accompanying audited financial statements of Granite Falls Energy, LLC have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As used in this report in Form 10-K, the “Company” represents Granite Falls Energy, LLC (“GFE”).
Nature of Business
Granite Falls Energy, LLC is a Minnesota limited liability company operating an ethanol manufacturing facility near Granite Falls, Minnesota. The Company produces and sells fuel ethanol and distillers grains, a co-product of the fuel ethanol production process, in the continental United States. GFE’s plant has an approximate production capacity of 50 million gallons per year.
Fiscal Reporting Period
The Company has adopted a fiscal year ending October 31 for financial reporting purposes.
Accounting Estimates
Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles in the United States of America. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. The Company uses estimates and assumptions in accounting for the following significant matters, among others, the useful life of fixed assets, the valuation of derivatives, inventory, and inventory purchase commitments. Actual results may differ from previously estimated amounts, and such differences may be material to our financial statements. The Company periodically reviews estimates and assumptions, and the effects of revisions are reflected in the period in which the revision is made.
Revenue Recognition
The Company sells ethanol and related products pursuant to marketing agreements. Revenues from the production of ethanol and the related products are recorded when the customer (the marketing companies as further discussed in Note 3 and 12) has taken title and assumed the risks and rewards of ownership, prices are fixed or determinable and collectability is reasonably assured. The Company’s products are sold FOB shipping point.
In accordance with the Company’s agreements for the marketing and sale of ethanol and related products, commissions due to the marketers are deducted from the gross sales price as earned. Ethanol and distillers grain sales are recorded net of commissions. Ethanol commissions totaled approximately $680,000, $652,000, and 654,000 for the years ended October 31, 2008, 2007, and 2006 respectively. Distillers grain commissions totaled approximately $125,000, $98,000, and $65,000 for the years ended October 31, 2008, 2007, and 2006 respectively.
Amounts received under incentive programs, if any, from the United States Department of Agriculture are recognized as other income when the Company has sold the ethanol and completed all the known requirements of the incentive program.
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company maintains it accounts primarily at two financial institutions, of which one is a member of the Company. At times throughout the year, the Company’s cash and cash equivalent balances may exceed amounts insured by the Federal Deposit Insurance Corporation. At October 31, 2008 and 2007 such funds approximated $1,000,000 and $3,140,000, respectively. The Company does not believe it is exposed to any significant credit risk on its cash and cash equivalents.

GRANITE FALLS ENERGY, LLC
Notes to Financial Statements
October 31, 2008
Restricted Cash
The Company has restricted cash balance related to its revolving line of credit agreement discussed below in Note 6.
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
Inventory
Inventory is stated at the lower of cost or market on a weighted cost basis. Inventory consists of raw materials; work in process, and finished goods. Market is based on current replacement values except that it does not exceed net realizable values and it is not less than net realizable values reduced by allowances from normal profit margin. Corn is the primary raw material along with other raw materials.
Deferred Financing Costs
Costs related to the Company’s debt financing discussed in Note 7 have been capitalized as incurred. The Company amortizes these costs over the term of the loan using the effective interest method.
Property, Plant, and Equipment
Property, plant, and equipment is stated at cost. Depreciation is provided over the following estimated useful lives by use of the straight-line method.

Asset Description	Years
Land improvements	5-20 years
Buildings	10-30 years
Grain handling equipment	5-15 years
Mechanical equipment	5-15 years
Equipment	5-10 years
Maintenance and repairs are expensed as incurred; major improvements and betterments are capitalized. Construction in progress expenditures will be depreciated using the straight-line method over their estimated useful lives once the assets are placed into service.
Long-Lived Assets
Long-lived assets, such as property, plant, and equipment, and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by an asset to the carrying value of the asset. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.

GRANITE FALLS ENERGY, LLC
Notes to Financial Statements
October 31, 2008
Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued liabilities approximate their fair value due to their short maturity. Derivative instruments approximate their fair value based on quoted prices in active exchange-traded or over-the-counter market conditions.
It is not currently practicable to estimate fair value of long-term debt since these agreements contain certain unique terms, conditions, covenants, and restrictions, as discussed in Notes 6 and 7, which were negotiated at arm’s length. As such, there are no readily determinable similar instruments on which to base an estimate of fair value.
Derivative Instruments
The Company accounts for derivatives in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires the recognition of derivatives in the balance sheet and the measurement of these instruments at fair value.
In order for a derivative to qualify as a hedge, specific criteria must be met and appropriate documentation maintained. Gains and losses from derivatives that do not qualify as hedges, or are undesignated, must be recognized immediately in earnings. If the derivative does qualify as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will be either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. Changes in the fair value of undesignated derivatives are recorded in revenue or cost of goods sold based on the commodity being hedged.
Additionally, SFAS No. 133 requires a company to evaluate its contracts to determine whether the contracts are derivatives. Certain contracts that literally meet the definition of a derivative may be exempted as “normal purchases or normal sales.” Normal purchases and normal sales are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business. Certain corn and distillers grains contracts that meet the requirement of normal are documented as normal and exempted from the accounting and reporting requirements of SFAS No. 133, and therefore, are not marked to market in our financial statements.
In order to reduce the risks caused by market fluctuations, the Company occasionally hedges its anticipated corn purchases and ethanol sales by entering into options and futures contracts. These contracts are used with the intention to fix the purchase price of anticipated requirements for corn in the Company’s ethanol production activities and the related sales price of ethanol. The fair value of these contracts is based on quoted prices in active exchange-traded or over-the-counter market conditions. Although the Company believes its commodity derivative positions are economic hedges, none have been formally designated as a hedge for accounting purposes and derivative positions are recorded on the balance sheet at their fair market value, with changes in fair value recognized in current period earnings or losses. The Company does not enter into financial instruments for trading or speculative purposes.
Income Taxes
The Company is treated as a partnership for federal and state income tax purposes and generally does not incur income taxes. Instead, the earnings and losses are included in the income tax returns of the members. Therefore, no provision or liability for federal or state income taxes has been included in these financial statements.
In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the requirements of SFAS 109, Accounting for Income Taxes, relating to the recognition of income tax benefits. FIN 48 provides a two-step approach to recognizing and measuring tax benefits when realization of the benefits is uncertain. The first step is to determine whether the benefit meets the more-likely-than-not condition for recognition and the second step is to determine the amount to be recognized based on the cumulative probability that exceeds 50%.  Primarily due to the Company’s tax status as a partnership, the adoption of FIN 48 on November 1, 2008, had no material impact on the Company’s financial condition or results of operations.

GRANITE FALLS ENERGY, LLC
Notes to Financial Statements
October 31, 2008
Environmental Liabilities
The Company’s operations are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which it operates. These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its location. Accordingly, the Company has adopted policies, practices, and procedures in the areas of pollution control, occupational health, and the production, handling, storage, and use of hazardous materials to prevent material environmental or other damage, and to limit the financial liability, which could result from such events. Environmental liabilities are recorded when the liability is probable and the costs can be reasonable estimated.
Net Income (Loss) per Unit
Basic net income (loss) per unit is computed by dividing net income (loss) by the weighted average number of members’ units outstanding during the period. Diluted net income (loss) per unit is computed by dividing net income (loss) by the weighted average number of members’ units and members’ unit equivalents outstanding during the period. There were no member unit equivalents outstanding during the periods presented; accordingly, for all periods presented, the Company’s basic and diluted net income (loss) per unit are the same.
Recently Issued Accounting Pronouncements
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The statement is effective for financial statements beginning in the Company’s fiscal year ending October 31, 2009 and interim periods within that fiscal year. It is effective for non-financial assets and liabilities in financial statements beginning in the Company’s fiscal year ending October 31, 2010 and interim periods within that fiscal year. The Company is currently evaluating the effect that the adoption of SFAS 157 will have, if any, on its results of operations, financial position and related disclosures, but does not expect it to have a material impact on the financial statements.
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities which included an amendment of FASB Statement 115. This statement provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective beginning in the Company’s fiscal year ending October 31, 2009 and interim periods within that fiscal year, with early adoption permitted. The Company is in the process of evaluating the effect, if any, that the adoption of SFAS 159 will have on its results of operations and financial position.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. SFAS 161 applies to all derivative instruments and nonderivative instruments that are designated and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS 133 and related hedged items accounted for under SFAS 133. SFAS 161 requires entities to provide greater transparency through additional disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS 161 is effective for the Company’s interim period beginning February 1, 2009. Because SFAS 161 requires enhanced disclosures but does not modify the accounting treatment of derivative instruments and hedging activities, the Company believes the adoption of this standard will have no impact on its financial position, results of operations, or cash flows.
In September 2008, the FASB issued “Clarification of the Effective Date of FASB Statement No. 161.” This FSP clarifies the effective date in SFAS No. 161. The disclosures required by SFAS No. 161 should be provided for any reporting period (annual or quarterly interim) beginning after November 15, 2008.

GRANITE FALLS ENERGY, LLC
Notes to Financial Statements
October 31, 2008
2. RISKS AND UNCERTAINTIES
The Company has certain risks and uncertainties that it experiences during volatile market conditions such as what the Company experienced during fiscal 2008. These volatilities can have a severe impact on operations. The Company’s revenues are derived from the sale and distribution of ethanol and distillers grains to customers primarily located in the U.S. Corn for the production process is supplied to our plant primarily from local agricultural producers and from purchases on the open market. Ethanol sales, average 85% of total revenues and corn costs average 75% of cost of goods sold.
The Company’s operating and financial performance is largely driven by the prices at which they sell ethanol and the net expense of corn. The price of ethanol is influenced by factors such as supply and demand, the weather, government policies and programs, and unleaded gasoline prices and the petroleum markets as a whole. Excess ethanol supply in the market, in particular, puts downward pressure on the price of ethanol. Our largest cost of production is corn. The cost of corn is generally impacted by factors such as supply and demand, the weather, government policies and programs, and our risk management program used to protect against the price volatility of these commodities.
3. CONCENTRATIONS
The Company has identified certain concentrations that are present in their business operations. The Company’s revenue from ethanol sales is derived from a single customer under an ethanol marketing agreement described in Note 12. Sales under that agreement account for approximately 84%, 89%, and 92% of the Company’s revenues, net of derivative activity, during fiscal 2008, 2007, and 2006, respectively. Accordingly, a significant portion of the Company’s receivables are regularly due from that same customer.
The Company has a revenue concentration in that its revenue is generated from the sales of just three products, ethanol, distillers grains, and corn oil.
4. INVENTORY
Inventories consist of the following:

	October 31, 2008	October 31, 2007
Raw materials	$1,805,713	$1,595,185
Spare parts	484,032	461,601
Work in process	573,416	515,665
Finished goods	1,012,163	1,239,319

Totals	$3,875,324	$3,811,770

The Company performed a lower of cost or market analysis on inventory and determined that the market values of certain inventories were less than their carrying value, attributable primarily to decreases in market prices of corn and ethanol. Based on the lower of cost or market analysis, the Company recorded a lower of cost or market charge on certain inventories of approximately $489,000 and $0 for the years ended October 31, 2008 and 2007. The total impairment charge was recorded in cost of goods sold.
5. DERIVATIVE INSTRUMENTS
As of October 31, 2008, the Company had no open derivative instruments to hedge future corn purchases. As of October 31, 2008, the Company had open derivative instruments to hedge 899,000 gallons of its future ethanol sales through December 2008 to the extent considered necessary for minimizing risk from future market price fluctuations. The Company has used various futures swap contracts as vehicles for these hedges. The Company also has entered into derivative instruments to hedge approximately 75 percent of its natural gas needs through March 2009. The Company has used various forward cash contracts and delivery contracts as vehicles for these hedges.
At October 31, 2008, the Company had recorded an asset for the fair value of these derivative instruments discussed above of $568,822. The Company also has recorded a liability of $238,581 related to a margin requirement due to its broker as of October 31, 2008. At October 31, 2007, the Company had recorded a liability for these derivative instruments discussed above of $247,038. Although the derivative instruments may not be designated as, and accounted for, as a fair value or cash flow hedges, management believes they are effective economic hedges of specified risks. The Company has recorded a decrease in revenue of $7,281,662, a decrease in revenue of $726,375, and an increase in revenue of $708,362 related to the change in fair value of its ethanol related derivative instruments for the fiscal years ended October 31, 2008, 2007, and 2006, respectively. The Company has recorded a decrease in cost of goods sold of $3,856,680, a decrease in cost of goods sold of $6,218,382, and an increase in cost of goods sold of $1,485,125 related to the change in fair value of its corn and natural gas derivative instruments for the fiscal years ended October 31, 2008, 2007, and 2006, respectively.

GRANITE FALLS ENERGY, LLC
Notes to Financial Statements
October 31, 2008
6. REVOLVING LINE OF CREDIT
On November 26, 2007, the Company entered into a Loan Agreement with Minnwest Bank M.V. of Marshall, MN (the “Bank”). Under the Loan Agreement, the Company has a revolving line of credit with a maximum of $10,000,000 available and is secured by substantially all of the Company’s assets. The interest rate on the revolving line of credit is at 0.75 percentage points under the prime rate as reported by the Wall Street Journal, with a minimum rate of 6.0%. The interest rate on the revolving line of credit at October 31, 2008 was 6.0%, the minimum rate under the terms of the agreement. At October 31, 2008, the Company had an outstanding balance on this line of credit of $2,560,500. The Company is required to maintain a $1,000,000 savings account balance with the Bank to serve as collateral on this line of credit. This amount is included in restricted cash as of October 31, 2008.
During first quarter of fiscal year 2008, the Company transferred letters of credit totaling $610,750 from FNBO to Minnwest Bank. These letters of credit were renewed for the same amount with Minnwest Bank on December 18, 2008.
7. LONG-TERM DEBT
Long-term debt consists of the following:

	October 31, 2008	October 31, 2007
Economic Development Authority (“EDA”) Loans:
City of Granite Fall / MIF	$352,880	$412,209
Western Minnesota RLF	79,756	87,689
Chippewa County	86,232	91,582

Total EDA Loan	518,868	591,480

Less: Current Maturities	(73,771)	(72,612)

Total Long-Term Debt	$445,097	$518,868

The estimated maturities of long term debt at October 31, 2008 are as follows:

2009	$73,771
2010	74,961
2011	76,184
2012	77,440
2013	78,731
Thereafter	137,781

Total	$518,868

GRANITE FALLS ENERGY, LLC
Notes to Financial Statements
October 31, 2008
EDA Loans:
On February 1, 2006, the Company signed a Loan Agreement with the City of Granite Falls, MN (“EDA Loan Agreement”) for amounts to be borrowed from several state and regional economic development authorities. The original amounts are as follows:

City of Granite Falls / Minnesota Investment Fund (“MIF”):
Original Amount:	$500,000
Interest Rate:	1.00%
Principal and Interest Payments:	Quarterly
Maturity Date:	June 15, 2014

Western Minnesota Revolving Loan Fund (“RLF”):
Original Amount:	$100,000
Interest Rate:	5.00%
Principal and Interest Payments:	Semi-Annual
Maturity Date:	June 15, 2016

Chippewa County:
Original Amount:	$100,000
Interest Rate:	3.00%
Principal and Interest Payments:	Semi-Annual
Maturity Date:	June 15, 2021
Amounts borrowed under the EDA Loan Agreements are secured by a second mortgage on all of the assets of the Company.
8. LEASES
On October 3, 2005, the Company signed a lease agreement with a leasing company for 75 hopper cars to assist us with the transport of distiller’s grains by rail. The lease is for a five-year period once the cars have been delivered and inspected in Granite Falls, Minnesota. Based on final manufacturing and interest costs, the Company will pay the leasing company $673 per month plus $0.03 per mile traveled in excess of 36,000 miles per year. Rent expense for these leases were approximately $597,000, $609,000, and $583,000 for the fiscal years ended October 31, 2008, 2007, and 2006 respectively.
At October 31, 2008, the Company had the following minimum commitments, which at inception had non-cancelable terms of more than one year:

Periods Ending October 31,

2009	$605,700
2010	605,700
2011	8,700

Total minimum lease commitments	$1,220,100

9. MEMBERS’ EQUITY
The Company has one class of membership units. The units have no par value and have identical rights, obligations and privileges. Income and losses are allocated to all members based upon their respective percentage of units held. As of October 31, 2008, 2007, and 2006 the Company had 31,156 membership units issued and outstanding.
On July 10, 2006, the Board of Governors declared a cash distribution of $320.96 per unit or $9,999,830 for unit holders of record as of June 30, 2006. The distribution was paid on July 31, 2006.
On March 15, 2007, the Board of Governors declared a cash distribution of $100 per unit or $3,115,600 for unit holders of record as of April 1, 2007. This distribution was paid on April 3, 2007.

GRANITE FALLS ENERGY, LLC
Notes to Financial Statements
October 31, 2008
On October 11, 2007, the Board of Governors declared a cash distribution of $200 per unit or $6,231,200 for unit holders of record as of October 1, 2007. This distribution was accrued as of October 31, 2007 and was paid on November 30, 2007.
There were no distributions declared during the fiscal year ended October 31, 2008.
10. EMPLOYEE BENEFIT PLANS
The Company has a defined contribution plan available to all of its qualified employees. The Company contributes a match of 50% of the participant’s salary deferral up to a maximum of 3% of the employee’s salary. Company contributions totaled approximately $42,000, $36,000 and $14,000 for the years ended October 31, 2008, 2007, and 2006, respectively.
11. INCOME TAXES
The differences between the financial statement basis and tax basis of assets are based on the following:

	October 31,	October 31,
	2008	2007
	(estimate)
Financial statement basis of assets	$58,066,522	$70,617,960
Organization & start-up costs capitalized for tax purposes, net	1,227,951	1,543,531
Tax depreciation greater than book depreciation	(24,866,837)	(24,206,593)
Unrealized Derivatives (Gains) Losses	(568,822)	247,038

Income tax basis of assets	$33,858,814	$48,201,936

There were no differences between the financial statement basis and tax basis of the Company’s liabilities.
As of November 1, 2007 the Company has changed its tax year end to a calendar year.
12. COMMITMENTS AND CONTINGENCIES
Contractual Obligations
The following table provides information regarding the consolidated contractual obligations of the Company as of October 31, 2008:

		Less than	One to Three	Three to	Greater Than
	Total	One Year	Years	Five Years	Five Years
Long-Term Debt Obligations (1)	$566,085	$83,506	$250,519	$171,484	$60,576
Operating Lease Obligations (2)	1,220,100	605,700	614,400	—	—
Purchase Obligations (3)	13,740,435	13,740,435	—	—	—

Total Contractual Obligations	$15,526,620	$14,429,641	$864,919	$171,484	$60,576

(1)	Long-Term Debt Obligations include estimated interest and interest on unused debt.

(2)	Operating lease obligations include the Company’s rail car lease (Note 8).

(3)	Purchase obligations primarily include forward contracts for corn, natural gas, and denaturant.

GRANITE FALLS ENERGY, LLC
Notes to Financial Statements
October 31, 2008
Corn Storage and Grain Handling Agreement and Purchase Commitments
In October 2003, subsequently renegotiated in May 2004, the Company entered into a corn storage and grain handling agreement with a Farmers Cooperative Elevator (FCE), a member. Under this agreement, the Company agreed to purchase all of the corn needed for the operation of the plant FCE. The price of the corn purchased will be the bid price the member establishes for the plant plus a fee of $0.05 per bushel. As of October 31, 2008, the Company had purchased approximately $78,415,000 of corn from the member during fiscal 2008, of which $0 is included in accounts payable at October 31, 2008. As of October 31, 2007, the Company had purchased $57,120,585 of corn from the member during fiscal 2007, of which $968,557 is included in accounts payable at October 31, 2007. As of October 31, 2006, the Company had purchased $30,324,732 of corn from the member during fiscal 2006.
The Company has a forward contract in place for corn purchases of approximately $5,434,000 for November 2009, which represents approximately 100% of the Company’s anticipated purchases for that month. Currently, the contract price for this contract is above current market prices for corn. Given declining corn and ethanol prices, upon taking delivery under this contracts, the Company would incur a loss. Accordingly, the Company recorded a loss on these firm purchase commitments of approximately $1,438,000 at October 31, 2008, for deliveries in November 2009. The loss was recorded in the lower of cost or market adjustment on the statement of operations. The amount of the loss was determined by applying a methodology similar to that used in the lower of cost or market evaluation with respect to inventory.
Ethanol Marketing Agreement
The Company had initially entered into an Ethanol Marketing Agreement with Aventine Renewable Energy, Inc, (“Aventine”) who is also a member, whereby they would purchase all of the Company’s ethanol production. At October 31, 2008, the Company had 88% of its accounts receivable balance and 91% of its revenue from Aventine. For the year ended October 31, 2007, the Company had 83% of its accounts receivable balance and 90% of its revenue from Aventine.
In December 2008, the Company’s Board of Governors determined that the Ethanol Marketing Agreement with Aventine had been breached by Aventine, thereby terminating the agreement. Pursuant to the agreement, Aventine was the exclusive marketer for the ethanol produced at GFE’s plant. In October 2008, GFE concluded that it had reasonable grounds for insecurity regarding Aventine’s ability to perform under the agreement. Accordingly, in both October 2008 and December 2008 Granite Falls requested from Aventine adequate assurance of Aventine’s ability to perform its obligations under the agreement. Aventine did not provide such assurance; therefore, the agreement was terminated on December 24, 2008. As of October 31, 2008, Aventine owns 500 membership units of the Company. The agreement states that Aventine has the option to require the Company to purchase these membership units at the initial offering price.
On December 24, 2008, Granite Falls entered into an Ethanol Marketing Agreement (“Eco Agreement”) with Eco-Energy, Inc. (“Eco-Energy”). Pursuant to the Eco Agreement, Eco-Energy agrees to purchase the entire ethanol output of GFE’s ethanol plant and to arrange for the transportation of ethanol; however, GFE is responsible for securing all of the rail cars necessary for the transport of ethanol by rail. GFE will pay Eco-Energy a certain percentage of the FOB plant price in consideration of Eco-Energy’s services.
Distillers Grain Marketing Agreement
The Company has entered into a marketing agreement with a related company for the purpose of marketing and selling all the distillers grains the Company elects to ship by rail from the plant. The initial term of the agreement was one year, but the agreement is to remain in effect until terminated by either party at its unqualified option, by providing written notice of not less than 90 days to the other party. Neither party to the agreement has provided such notice.
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

GRANITE FALLS ENERGY, LLC
Notes to Financial Statements
October 31, 2008
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
On August 1, 2008, the Company and GLE executed a settlement agreement and mutual release. The Company agreed to pay GLE $1,825,000. Of this amount, $1,143,290 has been expensed prior to fiscal year 2008. Accordingly, $681,710 was charged to operations during the year ended October 31, 2008. The Company paid the $1,825,000 on August 1, 2008. In addition to this payment, the Company has agreed to pay GLE a contingent amount of 2% of net income of the Company, as defined per the agreement, for each of the fiscal years ending October 31, 2008 and 2009 and 1.5% of net income of the Company, as defined per the agreement, for the fiscal year ending October 31, 2010. As of October 31, 2008, the Company has not accrued for any contingent amounts due on this agreement.
Air Permit Violation
In early 2007, the Company disclosed that it had received a Notice of Violation from the Minnesota Pollution Control Agency (“MPCA”) notifying the Company of alleged violations discovered by the MPCA staff during its inspection of the plant in August 2006 while the plant was under previous management. Since January 2007, the Company has actively cooperated with the MPCA to resolve the alleged violations and has taken measures to address the concerns raised in January 2007. On November 28, 2007, the Company received confirmation that the MPCA had agreed to a stipulation agreement, therefore settling the dispute. In settling the dispute, the Company did not admit that the alleged violations occurred, but did agree to pay $300,000 to the MPCA. The $300,000 paid to the MPCA consisted of $65,000 in civil penalties and a $235,000 economic benefit charge. The $300,000 was expensed in fiscal 2007 and is included in accrued liabilities at October 31, 2007. The Company worked cooperatively with the MPCA and is currently in full compliance with all of its environmental permits. However, in connection with the stipulation agreement we applied for a permit amendment in early January 2008. The permit amendment application requested additional fermentation tank capacity, corrects process throughput parameters, requests authorization for wetcake production, and requests a production capacity increase of 4.9 million gallons per year of undenatured ethanol. In September 2008, the Company received the amended environmental permits which included all of items requested above. The Company’s management considers environmental compliance a top priority and views the resolution of the MPCA’s allegations as a significant step toward its goal of consistently meeting each of the MPCA’s applicable environmental standards. No liabilities were recorded at October 31, 2008.

GRANITE FALLS ENERGY, LLC
Notes to Financial Statements
October 31, 2008
13. QUARTERLY FINANCIAL DATA (UNAUDITED)
Summary quarterly results are as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Fiscal year ended October 31, 2008
Revenues	$24,298,870	$19,018,497	$29,464,319	$26,611,687
Gross profit (loss)	3,416,057	(9,182)	(4,198,749)	(4,158,220)
Operating income (loss)	2,760,627	(576,048)	(5,393,753)	(4,657,090)
Net income (loss)	2,740,779	(552,886)	(5,299,452)	(4,556,700)
Basic and diluted earnings (loss) per unit	87.65	(17.75)	(170.09)	(146.25)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Fiscal year ended October 31, 2007
Revenues	$26,822,449	$23,829,298	$23,471,307	$20,653,671
Gross profit	10,975,580	5,309,666	2,416,656	303,022
Operating income (loss)	10,380,957	4,763,480	1,288,347	(235,890)
Net income (loss)	10,065,262	4,692,527	1,338,686	(164,734)
Basic and diluted earnings (loss) per unit	323.06	150.61	42.97	(5.29)
The above quarterly financial data is unaudited, but in the opinion of management, all adjustments necessary for a fair presentation of the selected data for these periods presented have been included.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A(T). CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
Our management, including our Chief Executive Officer (the principal executive officer), Tracey Olson, along with our Chief Financial Officer (the principal financial and accounting officer), Stacie Schuler, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of October 31, 2008. Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting
Inherent Limitations Over Internal Controls
The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:
(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets;
(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of the Company’s management and governors; and
(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
Management, including the Company’s Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s Annual Report on Internal Control Over Financial Reporting.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting purposes.
Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and overall control environment. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of October 31, 2008. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.
Changes in Internal Control Over Financial Reporting.
There were no changes in our internal control over financial reporting during the fourth quarter of our 2008 fiscal year, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION.
None.
PART III
Pursuant to General Instruction G(3), we omit Part III, Items 10, 11, 12, 13 and 14 and incorporate such items by reference to an amendment to this Annual Report on Form 10-K or to a definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Annual Report (October 31, 2008).
ITEM 10. GOVERNORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The Information required by this Item is incorporated by reference to the 2009 Proxy Statement.
ITEM 11. EXECUTIVE COMPENSATION.
The Information required by this Item is incorporated by reference to the 2009 Proxy Statement.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MEMBER MATTERS.
The Information required by this Item is incorporated by reference to the 2009 Proxy Statement.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND GOVERNOR INDEPENDENCE.
The Information required by this Item is incorporated by reference to the 2009 Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The Information required by this Item is incorporated by reference to the 2009 Proxy Statement.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
Exhibits Filed as Part of this Report and Exhibits Incorporated by Reference.
The following exhibits and financial statements are filed as part of, or are incorporated by reference into, this report:
(1) Financial Statements
The financial statements appear beginning at page 39 of this report.
(2) Financial Statement Schedules
All supplemental schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.
(3) Exhibits

Exhibit		Filed
No.	Exhibit	Herewith	Incorporated by Reference
2.1	Plan of Merger between GS Acquisition Inc. and Gopher State Ethanol, LLC dated April 12, 2003.		Exhibit 2.1 to the registrant’s Form 10-QSB filed with the Commission on June 12, 2006.

3.1	Amended and Restated Articles of Organization of the registrant.		Exhibit 3.1 to the registrant’s Form 10-QSB filed with the Commission on August 15, 2005.

3.2	Second Amendment to the Fifth Amended and Restated Operating and Member Control Agreement.		Exhibit 3.2 to the registrant’s Form 10-QSB filed with the Commission on September 14, 2006.

4.1	Form of Membership Unit Certificate.		Exhibit 4.1 to the registrant’s Pre-Effective Amendment No. 1 to the registration statement on Form SB-2 (Commission File 333-99065) filed with the Commission on December 20, 2002.

10.1	Ethanol Marketing Agreement with Eco-Energy, Inc. dated December 24, 3008. +	X

14.1	Code of Ethics of Granite Falls Energy, LLC.		Exhibit 14.1 to the registrant’s Form 10-KSB filed with the Commission on March 30, 2004.

31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)	X

31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)	X

32.1	Certificate Pursuant to 18 U.S.C. Section 1350	X

32.2	Certificate Pursuant to 18 U.S.C. Section 1350	X

(+)	Confidential Treatment Requested.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRANITE FALLS ENERGY, LLC
Date: January 27, 2009	/s/ Tracey Olson
Tracey Olson
Chief Executive Officer and General Manager (Principal Executive Officer)

Date: January 27, 2009	/s/ Stacie Schuler
Stacie Schuler
Chief Financial Officer (Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: January 27, 2009	/s/ Tracey Olson Tracey Olson
Chief Executive Officer and General Manager (Principal Executive Officer)

Date: January 27, 2009	/s/ Stacie Schuler

Stacie Schuler
Chief Financial Officer (Principal Financial and Accounting Officer)

Date: January 27, 2009	/s/ Paul Enstad

Paul Enstad, Governor and Chairman

Date: January 27, 2009	/s/ Ken Berg

Ken L. Berg, Governor and Vice Chairman

Date: January 27, 2009	/s/ Scott Dubbelde

Scott Dubbelde, Governor

Date: January 27, 2009	/s/ Julie Oftedahol-Volstad

Julie Oftedahl-Volstad, Governor and Secretary

Date: January 27, 2009	/s/ Rodney R. Wilkison

Rodney R. Wilkison, Governor

Date: January 27, 2009	/s/ Shannon Johnson

Shannon Johnson, Governor

Date:

Chad Core, Governor

EXHIBIT INDEX

Exhibit No.	Description
10.1	Ethanol Marketing Agreement with Eco-Energy, Inc. dated December 24, 3008. +
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)
32.1	Certificate Pursuant to 18 U.S.C. Section 1350
32.2	Certificate Pursuant to 18 U.S.C. Section 1350

(+)	Confidential Treatment Requested.