Form 10-Q
period 2009-01-31
Granite Falls Energy, LLC
filed 2009-03-13
CIK 1181749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal quarter ended January 31, 2009

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of March 1, 2009 there were 30,656 membership units outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
GRANITE FALLS ENERGY, LLC
Condensed Balance Sheets

	January 31,	October 31,
	2009	2008
	(unaudited)
ASSETS

Current Assets
Cash	$445,717	$37,773
Restricted cash	1,206,030	1,000,000
Accounts receivable — primarily related party	3,033,351	3,790,454
Inventory	3,999,660	3,875,324
Derivative instruments	—	568,822
Prepaid expenses and other current assets	419,893	110,411

Total current assets	9,104,651	9,382,784

Property, Plant and Equipment
Land and improvements	3,490,107	3,490,107
Railroad improvements	4,127,738	4,127,738
Process equipment and tanks	59,140,218	59,140,218
Administration building	279,734	279,734
Office equipment	135,912	135,912
Rolling stock	563,007	563,007
Construction in progress	109,024	92,557

	67,845,740	67,829,273
Less accumulated depreciation	20,784,390	19,181,232

Net property, plant and equipment	47,061,350	48,648,041

Other Assets
Deferred financing costs, net of amortization	34,994	35,694

Total Assets	$56,200,995	$58,066,519

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities
Current portion of long-term debt	$74,212	$73,771
Revolving line of credit	2,075,000	2,560,500
Accounts payable	2,173,967	1,351,695
Corn payable to FCE — related party	1,288,926	—
Due to broker	—	238,581
Derivative instruments	116,619	—
Accrued liabilities	543,088	1,884,085

Total current liabilities	6,271,812	6,108,632

Long-Term Debt, less current portion	422,879	445,097

Commitments and Contingencies

Members’ Equity, 30,656 and 31,156 units authorized, issued, and outstanding, respectively	49,506,304	51,512,790

Total Liabilities and Members’ Equity	$56,200,995	$58,066,519

Notes to the Unaudited Condensed Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC
Condensed Statements of Operations

	Three Months	Three Months
	Ended	Ended
	January 31,	January 31,
	2009	2008
	(Unaudited)	(Unaudited)

Revenues — primarily related party	$20,782,742	$24,298,870

Cost of Goods Sold — primarily related party	21,071,816	20,882,813

Gross Profit (Loss)	(289,074)	3,416,057

Operating Expenses	520,975	655,430

Operating Income (Loss)	(810,049)	2,760,627

Other Income (Expense)
Other income	(662,842)	32,960
Interest income	3,238	18,554
Interest expense	(36,833)	(81,361)

Total other income (expense), net	(696,437)	(29,847)

Net Income (Loss)	$(1,506,486)	$2,730,779

Weighted Average Units Outstanding — Basic and Diluted	31,151	31,156

Net Income (Loss) Per Unit — Basic and Diluted	$(48.36)	$87.65

Distributions Per Unit — Basic and Diluted	$—	$—

Notes to the Unaudited Condensed Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC
Condensed Statements of Cash Flows

	Three Months	Three Months
	Ended	Ended
	January 31,	January 31,
	2009	2008
	(unaudited)	(unaudited)
Cash Flows from Operating Activities:
Net income (loss)	$(1,506,486)	$2,730,779
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation and amortization	1,603,858	1,706,075
Change in fair value of derivative instruments	(3,424,981)	717,208
Changes in assets and liabilities:
Restricted cash	(206,030)	(2,433,517)
Derivative instruments	4,110,422	(1,329,998)
Accounts receivable	257,103	(516,527)
Inventory	(124,336)	(422,003)
Prepaid expenses and other current assets	(309,482)	11,898
Accounts payable	2,111,198	285,340
Due to broker	(238,581)	—
Accrued liabilities	(1,340,997)	(195,401)

Net Cash Provided by Operating Activities	931,688	553,854

Cash Flows from Investing Activities:
Capital expenditures	—	(22,189)
Construction in process	(16,467)	(11,214)

Net Cash Used in Investing Activities	(16,467)	(33,403)

Cash Flows from Financing Activities:
Proceeds on short-term notes payable	—	1,834,700
Payments on revolving line of credit, net	(485,500)	—
Payments on long-term debt	(21,777)	(21,350)
Member distributions paid	—	(6,231,200)

Net Cash Used in Financing Activities	(507,277)	(4,417,850)

Net Increase (decrease) in Cash	407,944	(3,897,399)

Cash — Beginning of Period	37,773	3,963,425

Cash — End of Period	$445,717	$66,026

Supplemental Cash Flow Information

Cash paid during the period for:
Interest expense	$26,404	$40,568

Supplemental Disclosure of Noncash Investing, Operating and Financing Activities

Accounts receivable offset by repurchase of membership units	$500,000	$—

Notes to the Unaudited Condensed Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
January 31, 2009
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying condensed balance sheet as of October 31, 2008 is derived from audited financial statements. The unaudited interim condensed financial statements of Granite Falls Energy, LLC (the “Company”) reflect all adjustments consisting only of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of financial position and results of operations and cash flows. The results for the three month period ended January 31, 2009 are not necessarily indicative of the results that may be expected for a full fiscal year. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) are condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), although the Company believes that the disclosures made are adequate to make the information not misleading. These condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in its annual report for the year ended October 31, 2008 filed on Form 10-K with the SEC.
Nature of Business
Granite Falls Energy, LLC (“GFE”) is a Minnesota limited liability company operating an ethanol manufacturing facility near Granite Falls, Minnesota. The Company produces and sells fuel ethanol and distillers grains, a co-product of the fuel ethanol production process, in the continental United States. GFE’s plant has an approximate production capacity of 50 million gallons per year.
Accounting Estimates
Management uses estimates and assumptions in preparing these condensed financial statements in accordance with generally accepted accounting principles in the United States of America. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. The Company uses estimates and assumptions in accounting for the following significant matters, among others: economic lives of property, plant, and equipment, realizability of accounts receivable, valuation of derivatives, valuation of inventory, and analysis of long-lived assets impairment. Actual results may differ from previously estimated amounts, and such differences may be material to our condensed financial statements. The Company periodically reviews estimates and assumptions, and the effects of revisions are reflected in the period in which the revision is made.
Revenue Recognition
The Company sells ethanol and related products pursuant to marketing agreements. Revenues from the production of ethanol and the related products are recorded when the customer has taken title and assumed the risks and rewards of ownership, prices are fixed or determinable and collectability is reasonably assured. The Company’s products are sold FOB shipping point.
In accordance with the Company’s agreements for the marketing and sale of ethanol and related products, commissions due to the marketers are deducted from the gross sales as earned. Ethanol and distillers grain sales are recorded net of commissions. Ethanol commissions totaled approximately $149,000 and $182,000 for the three months ended January 31, 2009 and 2008, respectively. Distillers grain commissions totaled approximately $40,000 and $22,000 for the three months ended January 31, 2009 and 2008 respectively.
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

GRANITE FALLS ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
January 31, 2009
Long-Lived Assets
Property, plant, and equipment are stated at cost. Depreciation is provided over estimated useful lives by use of the straight line method. Maintenance and repairs are expensed as incurred. Major improvements and betterments are capitalized.
Long-lived assets, such as property, plant, and equipment, and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by an asset to the carrying value of the asset. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including, but not limited to, discounted cash flow models, quoted market values and third-party independent appraisals.
Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued liabilities approximate their fair value due to their short maturity. Derivative instruments approximate their fair value based on quoted prices in active exchange-traded or over-the-counter market conditions.
It is not currently practicable to estimate fair value of long-term debt since these agreements contain certain unique terms, conditions, covenants, and restrictions, as discussed in Notes 5 and 6, which were negotiated at arm’s length. As such, there are no readily determinable similar instruments on which to base an estimate of fair value.
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

GRANITE FALLS ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
January 31, 2009
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
In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the requirements of SFAS 109, Accounting for Income Taxes, relating to the recognition of income tax benefits. FIN 48 provides a two-step approach to recognizing and measuring tax benefits when realization of the benefits is uncertain. The first step is to determine whether the benefit meets the more-likely-than-not condition for recognition and the second step is to determine the amount to be recognized based on the cumulative probability that exceeds 50%. Primarily due to the Company’s tax status as a partnership, the adoption of FIN 48 on November 1, 2007, had no material impact on the Company’s financial condition or results of operations.
Recently Issued Accounting Pronouncements
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
2. RISKS AND UNCERTAINTIES
The Company has certain risks and uncertainties that it experiences during volatile market conditions such as what the Company experienced during its fiscal year ended October 31, 2008. These volatilities can have a severe impact on operations. The Company’s revenues are derived from the sale and distribution of ethanol and distillers grains to customers primarily located in the U.S. Corn for the production process is supplied to our plant primarily from local agricultural producers and from purchases on the open market. For the three month period ended January 31, 2009, ethanol sales averaged 80% of total revenues and corn costs averaged 63% of cost of goods sold.
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

GRANITE FALLS ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
January 31, 2009
The Company has a revenue concentration in that its revenue is generated from the sales of just three products, ethanol, distillers grains, and corn oil.
3. INVENTORY
Inventories consist of the following:

	January 31, 2009	October 31, 2008
Raw materials	$1,323,543	$1,805,713
Spare parts	459,973	484,032
Work in process	528,930	573,416
Finished goods	1,687,217	1,012,163

Totals	$3,999,663	$3,875,324

4. DERIVATIVE INSTRUMENTS
As of January 31, 2009, the Company has entered into derivative instruments to hedge 250,000 bushels of its future corn purchases through March 2009, to the extent considered necessary for minimizing risk from future market price fluctuations. The Company has also entered into derivative instruments to hedge approximately 66 percent of its natural gas needs through October 2009, and 75 percent of its denaturant needs through December 2009. The Company has used various option contracts as vehicles for these hedges. As of January 31, 2009, the Company had no open positions to hedge future gallons of ethanol sales.
At January 31, 2009, the Company had recorded a liability for these derivative instruments discussed above of $116,619. At October 31, 2008, the Company had recorded an asset for these derivative instruments discussed above of $568,822. Although the derivative instruments may not be designated as, and accounted for, as a fair value or cash flow hedges, management believes they are effective economic hedges of specified risks. The Company has recorded an increase in revenue of $119,249, and a decrease in revenue of $3,423,212, related to the change in fair value of its ethanol related derivative instruments for the three month periods ended January 31, 2009 and 2008, respectively. The Company has recorded a net increase in cost of goods sold of $104,542, and a decrease in cost of goods sold of $4,140,420 related to the change in fair value of its corn derivative instruments for the three month periods ended January 31, 2009 and 2008, respectively. The Company has recorded a net decrease in cost of goods sold of $4,644, and a decrease in cost of goods sold of $0 related to the change in fair value of its natural gas derivative instruments for the three month periods ended January 31, 2009 and 2008, respectively.
5. REVOLVING LINE OF CREDIT
The Company has a Loan Agreement with Minnwest Bank M.V. of Marshall, MN (the “Bank”). Under the Loan Agreement, the Company has a revolving line of credit with a maximum of $10,000,000 available and is secured by substantially all of the Company’s assets. The interest rate on the revolving line of credit is at 0.75 percentage points under the prime rate as reported by the Wall Street Journal, with a minimum rate of 6.0%. The interest rate on the revolving line of credit at January 31, 2009 was 6.0%, the minimum rate under the terms of the agreement. At January 31, 2009, the Company had an outstanding balance on this line of credit of $2,075,000. The Company is required to maintain a $1,000,000 savings account balance with the Bank to serve as collateral on this line of credit. This amount is included in restricted cash as of January 31, 2009.
During first quarter of fiscal year 2008, the Company transferred letters of credit totaling $610,750 from FNBO to Minnwest Bank. These letters of credit were renewed for the same amount with Minnwest Bank on December 18, 2008. On February 13, 2009, the outstanding balance of the letters of credit was reduced to $462,853 due to the reduction in the credit requirement by Northern Natural Gas.

GRANITE FALLS ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
January 31, 2009
6. LONG-TERM DEBT
Long-term debt consists of the following:

	January 31, 2009	October 31, 2008
Economic Development Authority (“EDA”) Loans:
City of Granite Fall / MIF	$337,955	$352,880
Western Minnesota RLF	75,641	79,756
Chippewa County	83,495	86,232

Total EDA Loan	497,091	518,868

Less: Current Maturities	(74,212)	(73,771)

Total Long-Term Debt	$422,879	$445,097

The estimated maturities of long term debt at January 31, 2009 are as follows:

2009	$74,212
2010	75,416
2011	76,654
2012	77,926
2013	79,234
Thereafter	113,649

Total	$497,091

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

GRANITE FALLS ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
January 31, 2009
7. LEASES
On October 3, 2005, the Company signed a lease agreement with Trinity Industries Leasing Company (“Trinity”) for 75 hopper cars to assist us with the transport of distiller’s grains by rail. The lease is for a five-year period once the cars have been delivered and inspected in Granite Falls, MN. Based on final manufacturing and interest costs, the Company will pay Trinity $673 per month plus $0.03 per mile traveled in excess of 36,000 miles per year. Rent expense for these leases was approximately $151,330 and $147588 for the three month periods ended January 31, 2009 and 2008, respectively. In February 2009, the Company assumed three rail car leases for the transportation of the Company’s ethanol. The rail car lease payments are due monthly in the aggregate amount of approximately $85,000.
At January 31, 2009, the Company had the following minimum commitments, which at inception had non-cancelable terms of more than one year:

Periods Ending October 31,

2009	$605,700
2010	605,700
2011	8,700

Total minimum lease commitments	$1,220,100

8. MEMBERS’ EQUITY
The Company has one class of membership units. The units have no par value and have identical rights, obligations and privileges. Income and losses are allocated to all members based upon their respective percentage of units held. In January 2009, the Company repurchased 500 units at $1,000 per unit from its former ethanol marketer (as further discussed in Note 10). As of January 31, 2009 and October 31, 2008, the Company had 30,656 and 31,156 membership units issued and outstanding, respectively.
9. FAIR VALUE
Statement of Financial Accounting Standard No. 157, Fair Value Measurements (SFAS 157) defines fair value, outlines a framework for measuring fair value (although it does not expand the required use of fair value) and details the required disclosures about fair value measurements. Effective November 1, 2008, the Company adopted SFAS 157 except for certain nonfinancial assets and liabilities with respect to the deferral under FSP 157-2. The adoption of SFAS 157 did not have a material effect on the Company’s financial position as of January 31, 2009, or the results of operations, or cash flows for the three months then ended. SFAS 157’s requirements for certain nonfinancial assets and liabilities recognized or disclosed at fair value on a nonrecurring basis are deferred until fiscal years beginning after November 15, 2008 in accordance with FASB Staff Position 157-2, Effective Date of FASB Statement No. 157 (FSP 157-2). At the present time, the Company does not have any nonfinancial assets or liabilities that would require fair value recognition or disclosures under SFAS 157.
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in the principal or most advantageous market. The Company uses a fair value hierarchy that has three levels of inputs, both observable and unobservable, with use of the lowest possible level of input to determine fair value. Level 1 inputs include quoted market prices in an active market or the price of an identical asset or liability. Level 2 inputs are market data, other than Level 1, that are observable either directly or indirectly. Level 2 inputs include quoted market prices for similar assets or liabilities, quoted market prices in an inactive market, and other observable information that can be corroborated by market data. Level 3 inputs are unobservable and corroborated by little or no market data. The Company uses valuation techniques in a consistent manner from year-to-year.

GRANITE FALLS ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
January 31, 2009
The following table provides information on those assets and liabilities that are measured at fair value on a recurring basis:

	January 31, 2009
	Fair Value Carrying
	Amount in the	Fair Value Measurement Using
	Balance Sheet	Level 1	Level 2	Level 3
Liabilities
Derivative instruments	$116,619	$116,619	—	—

Total	$116,619	$116,619	—	—

Derivative instruments approximate their fair value based on quoted prices in active exchange-traded or over-the-counter markets.
10. COMMITMENTS AND CONTINGENCIES
Corn Storage and Grain Handling Agreement and Purchase Commitments
The Company has a corn storage and grain handling agreement with a Farmers Cooperative Elevator (FCE), a member. Under this agreement, the Company agrees to purchase all of the corn needed for the operation of the plant from FCE. The price of the corn purchased will be the bid price the member establishes for the plant plus a fee of $0.05 per bushel. The Company did not have any forward contracts in place with FCE for corn purchases at January 31, 2009.
Ethanol Marketing Agreements
The Company had initially entered into an Ethanol Marketing Agreement with Aventine Renewable Energy, Inc, (“Aventine”) who was also a member, whereby they would purchase all of the Company’s ethanol production.
In December 2008, the Company’s Board of Governors determined that Aventine was not in compliance with the Ethanol Marketing Agreement and terminated the agreement. Pursuant to the agreement, Aventine was the exclusive marketer for the ethanol produced at GFE’s plant. The Company concluded that it had reasonable grounds for insecurity regarding Aventine’s ability to perform under the agreement. Accordingly, in both October 2008 and December 2008 Granite Falls requested from Aventine adequate assurance of Aventine’s ability to perform its obligations under the agreement. Aventine did not provide such assurance; therefore, the agreement was terminated on December 24, 2008. At the time the Ethanol Marketing Agreement was terminated, the Company had a receivable from Aventine of approximately $1,781,000. In satisfaction of this amount due to GFE, Aventine paid the Company $500,000 in cash, GFE agreed to redeem Aventine’s 500 membership units for $500,000 (as required by the Ethanol Marketing Agreement), and GFE incurred a termination fee of the remaining $781,000 which was charged to other income (expense) in the statement of operations for the period ended January 31, 2009. In February 2009, in connection with the termination of the Aventine Agreement, the Company assumed four rail car leases that Aventine had in place for the transportation of the Company’s ethanol.
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

GRANITE FALLS ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
January 31, 2009
Operating and Management Agreement
On August 1, 2008, the Company and Glacial Lakes Energy, LLC (“GLE”) executed a settlement agreement and mutual release related to the dispute with GLE over the termination of the Operating and Management Agreement. The Company has agreed to pay GLE a contingent amount of 2% of net income of the Company, as defined per the agreement, for each of the fiscal years ending October 31, 2008 and 2009 and 1.5% of net income of the Company, as defined per the agreement, for the fiscal year ending October 31, 2010. As of January 31, 2009, the Company has not accrued for any contingent amounts due on this agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three month period ended January 31, 2009, compared to the same period of the prior fiscal year. This discussion should be read in conjunction with the condensed financial statements and notes and the information contained in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2008.
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
The cautionary statements referred to in this section also should be considered in connection with any subsequent written or oral forward-looking statements that may be issued by us or persons acting on our behalf. We do not undertake any duty to update forward-looking statements after the date they are made or to conform forward-looking statements to actual results or to changes in circumstances or expectations. Furthermore, we cannot guarantee future results, events, levels of activity, performance, or achievements. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report. You should read this report and the documents that we reference in this report and have filed as exhibits, completely and with the understanding that our actual future results may be materially different from what we currently expect. We qualify all of our forward-looking statements by these cautionary statements.

Overview
Granite Falls Energy, LLC (“Granite Falls” or the “Company”) is a Minnesota limited liability company currently producing fuel-grade ethanol and distillers grains for sale. Our plant has an approximate annual production capacity of 50 million gallons, and our environmental permits allow us to produce ethanol at a rate of 49.9 million gallons of undenatured ethanol on a twelve month rolling sum basis.
Our operating results are largely driven by the prices at which we sell ethanol and distillers grains and the costs related to production. The price of ethanol has historically fluctuated with the price of petroleum-based products such as unleaded gasoline, heating oil and crude oil. The price of distillers grains has historically been influenced by the price of corn as a substitute livestock feed. We expect these price relationships to continue for the foreseeable future, although recent volatility in the commodities markets makes historical price relationships less reliable. Our largest costs of production are corn, natural gas, depreciation and manufacturing chemicals. The cost of corn is largely impacted by geopolitical supply and demand factors and the outcome of our risk management strategies. Prices for natural gas, manufacturing chemicals and denaturant are tied directly to the overall energy sector, crude oil and unleaded gasoline.
As of the date of this report, we have 35 full time employees. Ten of these employees are involved primarily in management and administration. The remaining employees are involved primarily in plant operations. We do not currently anticipate any significant change in the number of employees at our plant.
Results of Operations for the Three Months Ended January 31, 2009 and 2008
The following table shows the results of our operations and the approximate percentage of revenues, costs of sales, operating expenses and other items to total revenues in our unaudited statements of operations for the three months ended January 31, 2009 and 2008:

	Three Months		Three Months
	Ended January 31, 2009		Ended January 31, 2008
	(Unaudited)		(Unaudited)
Statement of Operations Data	Amount	Percent	Amount	Percent
Revenues	$20,782,742	100.0%	$24,298,870	100.0%

Cost of Goods Sold	21,071,816	101.4%	20,882,813	85.9%

Gross Profit (Loss)	(289,074)	(1.4)%	3,416,057	14.1%

Operating Expenses	520,975	2.5%	655,430	2.7%

Operating Income (Loss)	(810,049)	(3.9)%	2,760,627	11.4%

Other Income (Expense), net	(696,437)	3.3%	(29,847)	(0.1)%

Net Income (Loss)	$(1,506,486)	7.2%	$2,730,779	11.3%

Revenues
Our revenues from operations come from two primary sources: sales of fuel ethanol and sales of distillers grains. However, during the quarter ended January 31, 2009, we also had revenue from the sale of corn oil.
The following table shows the sources of our revenue for the three months ended January 31, 2009.

		Percentage of
Revenue Sources	Amount	Total Revenues
Ethanol Sales	$16,764,866	80.6%
Distillers Grains Sales	3,680,517	17.7
Corn Oil Sales	218,110	1.1
Ethanol Hedging Activity Gains	119,249	0.6

Total Revenues	$20,782,742	100.0%
The following table shows the sources of our revenue for the three months ended January 31, 2008:

		Percentage of
Revenue Sources	Amount	Total Revenues
Ethanol Sales	$24,029,940	98.9%
Distillers Grains Sales	3,692,141	15.4
Ethanol Hedging Activity Losses	(3,423,211)	14.1

Total Revenues	$24,298,870	100.0%
The following table shows additional data regarding production and price levels for our primary inputs and products for the three months ended January 31, 2009 and 2008:

	Three Months	Three Months
	ended	ended
Additional Data	January 31, 2009	January 31, 2008
Ethanol sold (gallons)	11,798,045	12,957,577
Dried distillers grains sold (tons)	31,565	36,905
Modified distillers grains sold (tons)	3,980	486
Corn oil sold (pounds)	488,280	—
Ethanol average price per gallon (net of hedging activity)	$1.43	$1.59
Dried distillers grains average price per ton	$108.45	$99.67
Modified distillers grains average price per ton	$64.68	$26.84
Corn oil average price per pound	$0.15	—
Corn costs per bushel (net of hedging activity)	$3.26	$3.08
Revenues.
In the three month period ended January 31, 2009, ethanol sales comprised approximately 80.6% of our revenues and distillers grains sales comprised approximately 17.7% percent of our revenues, while corn oil sales comprised approximately 1.1% of our revenues. For the three month period ended January 31, 2008, ethanol sales comprised approximately 98.9% of our revenue, without accounting for ethanol hedging, and distillers grains sales comprised approximately 15.4% of our revenue. We did not have any revenue from the sale of corn oil for the three month period ended January 31, 2008.
Management believes that distillers grains represent a larger proportion of our revenues during the three months ended January 31, 2009 compared to the same period of 2008 as a result of lower ethanol prices and higher distillers grains prices we received during our first fiscal quarter of 2009 compared to the same period of 2008. Our revenues were lower for our first fiscal quarter of 2009 compared to the same period of 2008 primarily as a result of lower ethanol prices.
The average ethanol sales price we received for the three month period ended January 31, 2009 was approximately 10% lower than our average ethanol sales price for the comparable 2008 period. Management attributes this decrease in ethanol prices with the decrease in commodity prices generally as a result of the worldwide economic slowdown. Management anticipates the price of ethanol will remain below historical averages in the near future as a result of general economic conditions and decreases in commodity prices generally.

The price we received for ethanol has been decreasing in conjunction with recent decreases in the market price of gasoline and the market price of corn. Management anticipates that the price of gasoline will remain low into the near term, especially as a result of the weakening world economy. Management also anticipates that our results of operations for our 2009 fiscal year will continue to be affected by high corn prices, a surplus of ethanol, low ethanol prices, and volatility in the commodity markets. As a result of these factors, management anticipates that the ethanol plant may not operate profitably in 2009. If the price of ethanol remains low for an extended period of time, management anticipates that this could significantly impact our liquidity, especially if our raw material costs continue to increase. Management believes the industry will need to continue to grow demand and further develop an ethanol distribution system to facilitate additional blending of ethanol and gasoline to offset the increased supply brought to the marketplace by additional production. We expect ethanol demand to continue to grow and ethanol distribution to continue to expand as a result of the positive blend economics that currently exist once the Volumetric Ethanol Excise Tax Credit is accounted for by the gasoline refiners and blenders.
We engage in hedging activities with respect to our ethanol sales. We recognize the gains or losses that result from the changes in the value of these derivative instruments in revenues as the changes occur. As ethanol prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance. We anticipate continued volatility in our revenues due to the timing of the changes in value of the derivative instruments relative to the price and volume of the ethanol being hedged.
The price we received for our dried distillers grains increased by approximately 9% during the three month period ended January 31, 2009 compared to the same period of 2008. Management attributes this increase in price to a smaller supply of distillers grains due to certain ethanol plants cutting production. Management also attributes this increase in the price of our dried distillers grains to a larger volume of local sales. We anticipate that the market price of distillers grains will continue to be volatile as a result of changes in the price of corn and competing animal feed substitutes such as soybean meal as well as volatility in distillers grains supplies related to changes in ethanol production.
We independently market our corn oil which is used primarily as a biodiesel feedstock and as a supplement for animal feed. Corn oil sales accounted for approximately 1.1% of our revenues during our quarter ended January 31, 2009.
Cost of Sales
Our costs of goods sold as a percentage of revenues were approximately 101% for the three month period ended January 31, 2009 compared to 85.9% for the same period of 2008. Our two largest costs of production are corn (65.7% of cost of goods sold for our three months ended January 31, 2009) and natural gas (16.7% of cost of goods sold for our three months ended January 31, 2008). Our cost of goods sold increased by approximately $189,000 in the three months ended January 31, 2009, compared to the three months ended January 31, 2008, even though our revenue decreased by approximately $3,516,000. This increase in the cost of goods sold is primarily a result of higher corn prices. Our per bushel corn costs, net of a loss on our corn derivative positions of approximately $117,000, increased by approximately 7% for the three months ended January 31, 2009 as compared to the same period for our 2008 fiscal year. Our increasing cost of goods sold combined with anticipated steady or declining ethanol prices will continue to place pressure on our operating margins.
We anticipate that corn prices will continue to be volatile until planting time. However, we anticipate that corn prices may decrease somewhat following planting time. We expect that the poor conditions associated with the global economic slowdown will reduce demand for corn and may lead to larger than expected ending stocks of corn. We anticipate that this may reduce corn prices during the end of the current marketing year. We performed a lower of cost or market analysis on inventory as of January 31, 2009 and determined that the market values of certain inventories were not less than their carrying value.

For the three months ended January 31, 2009, our natural gas costs increased as a percentage of our cost of goods sold by approximately 4% compared to the three months ended January 31, 2008. This increase in our cost of natural gas as a percentage of our cost of goods sold is a primarily a result of losses on our natural gas derivative instruments caused by the steady decline in the market price of natural gas since June 2008.
We engage in hedging activities with respect to corn, natural gas and denaturant. We recognize the gains or losses that result from the changes in the value of our derivative instruments in cost of goods sold as the changes occur. As corn, natural gas and denaturant prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance. We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.
Operating Expense
Our operating expenses as a percentage of revenues were lower for the three month period ended January 31, 2009 than they were for the same period ended January 31, 2008. These percentages were 2.5% and 2.7% for the three months ended January 31, 2009 and 2008, respectively. This decrease in operating expenses is primarily due to decreased expense related to the settlement of the Notice of Violation with the Minnesota Pollution Control Agency (“MPCA”) in November 2007. A decrease in insurance and property taxes also contributed to lower operating expenses. We expect that going forward our operating expenses will remain steady.
Operating Income (Loss)
Our loss from operations for the three months ended January 31, 2009 was approximately 3.9% of our revenues compared to income of approximately 11.4% of our revenues for the three months ended January 31, 2008. For the three months ended January 31, 2008, we reported operating income of approximately $2,760,000 and for the three months ended January 31, 2009, we had an operating loss of $810,000. This significant decrease in our operating income is primarily due to lower revenues and increased costs of production as discussed above.
Other Income and Other Expense
Other expense for the three months ended January 31, 2009, was approximately 3.3% of our revenue and totaled approximately $700,000. Other expense for the three months ended January 31, 2008 was approximately 0.1% of our revenue and totaled approximately $30,000. This increase in other expense is due primarily to the termination fee of approximately $780,000 that we incurred in connection with the termination of our ethanol marketing agreement with Aventine Renewable Energy, Inc., which was offset by consulting income of approximately $120,000. See “Contracting Activity” below for additional details regarding the termination of our relationship with Aventine Renewable Energy, Inc.
Interest Expense and Interest Income
Interest expense for the three months ended January 31, 2009, was approximately 0.18% of our revenue and totaled $36,833. Interest expense for the three months ended January 31, 2008 was approximately 0.33% of our revenue and totaled $81,361. This reduction in interest expense is due primarily to a reduction in our outstanding debt. Going forward, this percentage may increase depending on how much we borrow on our revolving line of credit at Minnwest Bank. Interest income for the three months ended January 31, 2009, totaled $3,238, which was the result of available funds held in cash equivalents.
Changes in Financial Condition for the Three Months Ended January 31, 2009
The following table highlights the changes in our financial condition for the three months ended January 31, 2009 from our previous fiscal year ended October 31, 2008:

	January 31, 2009	October 31, 2008
Current Assets	$9,104,651	$9,382,784
Current Liabilities	$6,271,812	$6,108,632
Long-Term Debt	$422,879	$445,097
Members’ Equity	$49,506,304	$51,512,790

Total assets were approximately $56,201,000 at January 31, 2009 compared to approximately $58,067,000 at October 31, 2008. This decrease in total assets is primarily a result of our increasingly large accumulated depreciation figure, which reduces the value of our property, plant and equipment on our balance sheet.
Current assets totaled approximately $9,105,000 at January 31, 2009, a slight decrease from approximately $9,383,000 at October 31, 2008. The small change resulted primarily from a decrease in our accounts receivable and our prepaid expenses.
Total current liabilities totaled approximately $6,272,000 at January 31, 2009 compared to approximately $6,109,000 at October 31, 2008. This slight increase resulted primarily from an increase in our accounts payable, including the amount payable to FCE for corn. These increases were nearly offset by a $500,000 reduction in the amount outstanding on our revolving line of credit. We also accrued a write down of our forward corn contracts to net realizable value at October 31, 2008. At January 31, 2009 no such accrual was required so there was a decrease of approximately $1,300,000 in accrued liabilities. Long-term debt decreased slightly from approximately $445,000 at October 31, 2008 to approximately $423,000 at January 31, 2009 as we continue to pay down our EDA loans.
Plant Operations
Management anticipates our plant will continue to operate at our currently permitted capacity of 49.9 million gallons per year. We expect to have sufficient cash generated by continuing operations, current lines of credit and cash reserves to cover our usual operating costs, which consist primarily of our corn supply, our natural gas supply, staffing expense, office expense, audit and legal compliance, working capital costs and debt service obligations.
Trends and Uncertainties Impacting the Ethanol and Distillers Grains Industries and Our Future Revenues
Our revenues primarily consist of sales of the ethanol and distillers grains we produce. Ethanol sales constitute the majority of our revenues; however, we also realize revenue from the sale of corn oil we separate from our distillers syrup. The price we received for ethanol has been decreasing in conjunction with recent decreases in the market price of gasoline and the market price of corn. Management anticipates that the price of gasoline will remain low into the near term, especially as a result of the weakening world economy. Management also anticipates that our results of operations for our 2009 fiscal year will continue to be affected by relatively high corn prices, a surplus of ethanol, low ethanol prices, and volatility in the commodity markets. If the price of ethanol remains low for an extended period of time, management anticipates that this could significantly impact our liquidity, especially if our raw material costs continue to increase. We anticipate that the price of distillers grains will continue to fluctuate in reaction to changes in the price of corn and therefore we expect lower distillers grains prices in the near term. The ethanol industry needs to continue to expand the market of distillers grains in order to maintain current distillers grains prices. Management anticipates stronger ethanol demand and higher ethanol prices during the summer months due to a seasonal increase in the demand for gasoline and ethanol.
According to the Renewable Fuels Association, as of March 5, 2009, there were 193 ethanol plants nationwide with the capacity to produce approximately 12.4 billion gallons of ethanol annually. The RFA also estimates that approximately 16% of that production capacity is not currently operational. Others estimate that 20% or more of the nation’s ethanol production capacity is currently idle. An additional 27 plants are currently under construction or expansion, which may add an estimated 2.1 billion gallons of annual ethanol production capacity when they are completed. Accordingly, management believes the production capacity of the ethanol industry is greater than ethanol demand which may continue to depress ethanol prices. According to the Energy Information Administration, 2008 ethanol demand was 9.5 billion gallons which is significantly less than the current production capacity of the ethanol industry. Pursuant to the National Renewable Fuels Standard, renewable fuels must be blended into 11.1 billion gallons of fuel in 2009, however, corn based ethanol can only account for 10.5 billion gallons of the RFS. Therefore, management anticipates that ethanol demand will be capped at approximately 10.5 billion gallons for 2009. In previous years, more ethanol was blended than was required by the RFS as a result of the price of ethanol being less than the price of gasoline. However, during our quarter ended January 31, 2009, the difference in price between ethanol and gasoline did not present a strong incentive for gasoline blenders to utilize ethanol which has reduced ethanol demand. As ethanol prices and gasoline prices converge, the economic incentive for gasoline blenders to use ethanol increases, especially when the gasoline blenders account for the value of the Volumetric Ethanol Excise Tax Credit.

Currently, ethanol is blended with conventional gasoline for use in standard (non-flex fuel) vehicles to create a blend which is 10% ethanol and 90% conventional gasoline. Estimates indicate that approximately 135 billion gallons of gasoline are sold in the United States each year. However, gasoline demand may be shrinking in the United States as a result of the global economic slowdown. Assuming that all gasoline in the United States is blended at a rate of 10% ethanol and 90% gasoline, the maximum demand for ethanol is 13.5 billion gallons. This is commonly referred to as the “blending wall”, which represents a limit where more ethanol cannot be blended into the national gasoline pool. This is a theoretical limit since it is believed it would not be possible to blend ethanol into every gallon of gasoline that is used in the United States and it discounts higher percentage blends of ethanol such as E85 use in flex fuel vehicles. Many in the ethanol industry believe that the ethanol industry will reach this blending wall in 2009 or 2010. In addition, the RFS requires the use of 36 billion gallons of renewable fuels being used each year by 2022. The 2007 Act also requires the increased use of “advanced” biofuels, which are alternative biofuels produced without using corn starch such as cellulosic ethanol and biomass-based diesel, with 21 billion gallons of the mandated 36 billion gallons of renewable fuel required to come from advanced biofuels by 2022. In order to meet the RFS and expand demand for ethanol, higher blends of ethanol must be utilized in conventional automobiles. Such higher blends of ethanol have recently become a contentious issue. Automobile manufacturers and environmental groups have fought against higher ethanol blends. Currently, state and federal regulations prohibit the use of higher ethanol blends in conventional automobiles and vehicle manufacturers have indicated that using higher blends of ethanol in conventional automobiles would void the manufacturer’s warranty. Without increases in the allowable percentage blends of ethanol, demand for ethanol may not continue to increase. The ethanol industry must continue to expand demand for ethanol in order to support the market price of ethanol. Our financial condition may be negatively affected by decreases in the selling price of ethanol resulting from decreased ethanol demand.
Trends and Uncertainties Impacting the Corn and Natural Gas Markets and Our Future Cost of Goods Sold
Our costs of our goods sold consist primarily of costs relating to the corn and natural gas supplies necessary to produce ethanol and distillers grains for sale. We grind approximately 1,450,000 bushels of corn each month. For the quarter ended January 31, 2009, our average cost of corn, net of hedging activity, was approximately $3.26 per bushel, which is approximately $0.18 higher than our cost of corn for the same period ended January 31, 2008. We attempt to use hedging strategies to minimize our exposure to corn price movements; however, there is no guarantee or assurance that our hedging strategies will be effective.
Natural gas is also an important input commodity to our manufacturing process. Our natural gas usage is approximately 115,000 million British thermal units (mmBTU) per month. We continue to work to find ways to limit our natural gas price risk through efficient usage practices, research of new technologies, and pricing and hedging strategies. We have secured a marketing firm and an energy consultant for our natural gas procurement and will work with them on an ongoing basis to mitigate our exposure to volatile gas prices.
Compliance with Environmental Laws
We are subject to extensive air, water and other environmental regulations and we have been required to obtain a number of environmental permits to construct and operate the plant. We submitted the air permit amendment in early January 2008 to correct the inconsistencies in fermentation tank capacity and process throughput parameters and also requested the production of wet cake and a production increase of 4.9 million gallons per year of undenatured ethanol. In September 2008, we received the amended environmental permits which included all of items requested above.
Due to the permitted production increase, the NPDES water discharge required a minor amendment to ensure continued compliance. Aspects of this amended permit may lead to a more restrictive NPDES permit when the permit comes up for renewal in April 2009. Granite Falls’ management considers environmental compliance a top priority and strives to consistently meet all MPCA’s applicable environmental standards. We submitted the NPDES water discharge permit application to the MPCA in November 2008.

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
Contracting Activity
Farmers Cooperative Elevator Company supplies our corn. Eco-Energy markets our ethanol, and CHS, Inc. markets our distillers grains by rail. Each of these contracts is critical to our success and we are very dependent on each of these companies. Accordingly, the financial stability of these partners is critical to the successful operation of our business. We are independently marketing a portion of our distillers grains to local markets; however, if local markets do not support competitive prices we may market all of our distillers grains through CHS, Inc. We independently market a small portion of our ethanol production as E-85 to local retailers and all of the corn oil we produce is presently sold on the spot market.
On August 1, 2008, the Granite Falls and Glacial Lakes executed a settlement agreement and mutual release. Granite Falls agreed to pay Glacial Lakes $1,825,000, which is included in accrued expenses as of July 31, 2008. Of this amount, $1,143,290 has been expensed prior to fiscal year 2008, accordingly, $681,710 was charged to operations during the quarter ended July 31, 2008. We paid the $1,825,000 on August 1, 2008. In addition to this payment, we have agreed to pay Glacial Lakes a contingent amount of 2% of our net income, as defined per the agreement, for each of the fiscal years ending October 31, 2008 and 2009 and 1.5% of our net income, as defined per the agreement, for the fiscal year ending October 31, 2010. As of January 31, 2009, the Company has not accrued for any contingent amounts due under this agreement.
Ethanol Distribution
During our fiscal quarter ended January 31, 2009 we began using Eco-Energy as our ethanol marketer. As of our fiscal year ended October 31, 2008, Aventine was marketing and distributing all of the ethanol we produce at the plant. Pursuant to our Ethanol Marketing Agreement (“Aventine Agreement”) with Aventine we received the average net selling price (net of freight, transportation costs and commissions paid to Aventine) in a given month of ethanol sales by Aventine on behalf of us and the other ethanol plants with which it has marketing contracts. Aventine was responsible for negotiating freight rates with railroads and trucking firms for the transportation of our ethanol.
In October 2008 we concluded that we had reasonable grounds for insecurity regarding Aventine’s ability to perform under the Aventine Agreement. Accordingly, in both October 2008 and December 2008 we requested from Aventine adequate assurance of Aventine’s ability to perform its obligations under the Aventine Agreement. Aventine did not provide such assurance; therefore, we terminated the Aventine Agreement on December 24, 2008. At the time the Aventine Agreement was terminated, we had a receivable from Aventine of approximately $1,781,000. In satisfaction of this amount, Aventine paid us $500,000 in cash, we agreed to redeem Aventine’s 500 membership units for $500,000 (as required by the Aventine Agreement), and we incurred a termination fee of the remaining $781,000 which was charged to other income (expense) in the statement of operations for the period ended January 31, 2009. In February 2009, in connection with the termination of the Aventine Agreement, we assumed four rail car leases that Aventine had in place for the transportation of our ethanol.

Also on December 24, 2008, we entered into an Ethanol Marketing Agreement (“Eco Agreement”) with Eco-Energy. Pursuant to the Eco Agreement, Eco-Energy agreed to purchase the entire ethanol output of our ethanol plant and to arrange for the transportation of ethanol; however, we are responsible for securing all of the rail cars necessary for the transportation of ethanol by rail. We pay Eco-Energy a certain percentage of the FOB plant price in consideration of Eco-Energy’s services.
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
As of January 31, 2009, the fair values of our derivative instruments are reflected as a liability in the amount of $116,619. As of October 31, 2008, we also recorded an asset for our derivative instruments in the amount of $568,822. There are several variables that could affect the extent to which our derivative instruments are impacted by fluctuations in the price of corn, ethanol, denaturant or natural gas. However, it is likely that commodity cash prices will have the greatest impact on the derivative instruments with delivery dates nearest the current cash price. As we move forward, additional protection may be necessary. As the prices of these hedged commodities move in reaction to market trends and information, our statement of operations will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for the Company.
As of January 31, 2009, we had entered into derivative instruments to hedge 250,000 bushels of our future corn purchases through March 2009 for the purpose of minimizing risk from future market price fluctuations. We have used various option contracts as vehicles for these hedges.
As of January 31, 2009, we had price protection in place for approximately 66% of our natural gas needs through October 2009. As we move forward, we may determine that additional price protection for natural gas purchases is necessary to reduce our susceptibility to price increases. However, we may not be able to secure natural gas for prices less than current market price and we may not recover high costs of production resulting from high natural gas prices, which may raise our costs of production and reduce our net income.
The hedge accounts are reported at fair value as designated by our broker. We have categorized the cash flows related to the hedging activities in the same category as the item being hedged. We expect substantially all of our hedge positions outstanding as of January 31, 2009 to be realized and recognized by December 31, 2009.
Critical Accounting Estimates
Management uses estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.

Liquidity and Capital Resources
The following table shows cash flows for the three months ended January 31, 2009 and 2008:

	2009	2008
Net cash provided by operating activities	$931,688	$553,854
Net cash used in investing activities	$(16,467)	$(33,403)
Net cash used in financing activities	$(507,277)	$(4,417,850)

Net increase (decrease) in cash	$407,944	$(3,897,399)

Operating Cash Flows. Cash provided by operating activities was $931,688 for the three months ended January 31, 2009, which was an increase from $553,854 provided by operating activities for the three months ended January 31, 2008. While our net income was lower for the three months ended January 31, 2009 compared to the three months ended January 31, 2008, we had more inventory, a larger accounts receivable balance and more restricted cash. Currently, our capital needs are being adequately met through cash flows from our operating activities and our currently available credit facilities.
Investing Cash Flows. Cash used in investing activities was $16,467 for the three months ended January 31, 2009, compared to $33,403 for the three months ended January 31, 2008.
Financing Cash Flows. Cash used in financing activities was $507,277 for the three months ended January 31, 2009, compared to $4,417,850 for the three months ended January 31, 2008. In the period ended January 31, 2009, cash was used to decrease the revolving line of credit balance and principle payments on the Company’s EDA loans.
Indebtedness
Short-Term Debt Sources
The Company has a Loan Agreement with Minnwest Bank M.V. of Marshall, MN (the “Bank”). Under the Loan Agreement, the Company has a revolving line of credit with a maximum of $10,000,000 available and is secured by substantially all of our assets. The interest rate on the revolving line of credit is at 0.75 percentage points under the prime rate as reported by the Wall Street Journal, with a minimum rate of 6.0%. At January 31, 2009, the Company had a $2,075,000 outstanding balance on this line of credit.
Long-Term Debt Sources
We have paid off our term loans with FNBO and received a release of FNBO’s security interest in all of our tangible and intangible property, real and personal, which had served as collateral for our term loans. Below is a summary of our EDA loans payable:
Note payable to City of Granite Falls/Minnesota Investment Fund, bearing interest of 1.00% due in quarterly installments of $15,807, payable in full on June 15, 2014, secured by a second mortgage on all assets. The outstanding balance at January 31, 2009 was $337,955.
Note payable to City of Granite Falls/Western Minnesota Revolving Loan Fund, bearing interest of 5.00% due in semi-annual installments of $6,109, payable in full on June 15, 2016, secured by a second mortgage on all assets. The outstanding balance at January 31, 2009 was $75,641.
Note payable to City of Granite Falls/Chippewa County, bearing interest of 3.00% due in semi-annual installments of $4,030, payable in full on June 15, 2021, secured by a second mortgage on all assets. The outstanding balance at January 31, 2009 was $83,495.
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
Interest Rate Risk
We are generally exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from our revolving line of credit and letters of credit with Minnwest Bank. As of January 31, 2009, we had a $2,075,000 outstanding balance on this revolving line of credit. The specifics of these credit facilities are discussed in greater detail in “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Short-Term Debt Sources.”
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
A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the fair value of our corn and natural gas prices and average ethanol price as of January 31, 2009, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from January 31, 2009. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume		Hypothetical
	Requirements for the next 12		Adverse Change in	Approximate
	months (net of forward and		Price as of	Adverse Change to
	futures contracts)	Unit of Measure	1/31/2009	Income
Natural Gas	628,000	MMBTU	10%	$392,500
Ethanol	50,890,000	Gallons	10%	$7,379,000
Corn	17,925,000	Bushels	10%	$6,184,000

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
Item 4T. Evaluation of Disclosure Controls and Procedures.
Our management, including our Chief Executive Officer and General Manager (the principal executive officer), Tracey Olson, along with our Chief Financial Officer (the principal financial officer), Stacie Schuler, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2009. Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
Our management, including our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred during the quarter ended January 31, 2009 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
On February 4, 2009, Glacial Lakes Energy, LLC (“Glacial Lakes”) filed a lawsuit in Minnesota district court against Granite Falls and seven of its governors, including Ken Berg, Paul Enstad, Scott Dubbelde, Myron Peterson, Rodney Wilkison, Shannon Johnson and Julie Oftedahl-Volstad. The complaint filed by Glacial Lakes asked the court to review and determine the effect of a contract Glacial Lakes entered into with Fagen, Inc. (“Fagen”). On December 4, 2008, Glacial Lakes entered into a Membership Unit Purchase Agreement (the “Purchase Agreement”) with Fagen. The Purchase Agreement related to the conditional sale by Glacial Lakes to Fagen of 2,000 membership units that Glacial Lakes holds in Granite Falls in exchange for $2,000,000, which was paid at the time the Purchase Agreement was executed.
The transaction was conditional only upon Glacial Lakes’ right to sell its entire membership interest in Granite Falls, approximately 20% of the outstanding membership units, to a third party purchaser within seven months of the date the Purchase Agreement was executed. During the time between the date the Purchase Agreement was executed and the date the seven month condition expired, Fagen had the right to any distributions declared by Granite Falls. The Granite Falls Board of Governors considered the conditional transaction and believed that such a transaction met the definition of a “Transfer” under the terms of Fifth Amended and Restated Operating and Member Control Agreement. On January 13, 2009, the Granite Falls Board of Governors adopted a resolution recognizing and approving the private transfer of 2,000 membership units from Glacial Lakes to Fagen. In response to this resolution Glacial Lakes filed its lawsuit claiming breach of contract, breach of fiduciary duties and seeking an injunction preventing the Granite Falls Board of Governors from approving the private transfer of 2,000 membership units from Glacial Lakes to Fagen.

On February 19, 2009, Granite Falls was notified that a Minnesota district court judge had granted an injunction preventing the Granite Falls Board of Governors from recognizing the sale of 2,000 membership units from Glacial Lakes to Fagen. The injunction states that no sale has occurred and nullifies the resolution adopted by the Granite Falls Board of Governors on January 13, 2009. The outcome of Glacial Lakes’ other claims are still pending. The Granite Falls Board of Governors is vigorously defending itself in this action. Glacial Lakes claims its damages in connection with this dispute are in excess of $50,000. No liabilities were recorded in connection with this dispute as of January 31, 2009.
Item 1A. Risk Factors.
The following risk factors are provided due to material changes from the risk factors previously disclosed in our annual report on Form 10-K. The risk factors set forth below should be read in conjunction with the risk factors section and the Management’s Discussion and Analysis section for the fiscal year ended October 31, 2008, included in our annual report on Form 10-K.
Overcapacity within the ethanol industry has resulted in depressed ethanol prices. Excess capacity in the ethanol industry has had an adverse impact on our results of operations, cash flows and general financial condition. As of March 5, 2009, the Renewable Fuels Association (“RFA”) reported that U.S. ethanol production capacity was approximately 12.4 billion gallons and that approximately 16% of that production capacity is not currently operational. Others estimate that 20% or more of the nation’s ethanol production capacity is currently idle. If excess ethanol production capacity and ethanol demand do not equalize, the market price of ethanol may decline to a level that is inadequate to generate sufficient cash flow to cover our costs.
The implementation of the renewable fuels standard (RFS) through the renewable identification number (RIN) tracking system allows blenders of ethanol and gasoline to purchase RINs rather than blend actual ethanol to meet the RFS, which is exacerbating the current excess ethanol supply problem and may in turn further depress ethanol prices and reduce our revenues. A RIN is assigned to each batch of renewable fuel a producer makes and serves as a tracking device so the Environmental Protection Agency can record exactly how much renewable fuel is being produced and blended into petroleum based fuels. The RFS and the RIN tracking system allow blenders of ethanol and gasoline to blend more ethanol than required by the RFS and to hold or sell the number of RINs tied to the excess ethanol that has been blended. During periods when relative ethanol and gasoline prices make discretionary blending economical, blenders have accumulated more RINs than they need to comply with the RFS. During periods when relative ethanol and gasoline prices discourage discretionary blending, blenders are permitted to use their excess RINs or purchase someone else’s RINs to comply with the RFS. Currently, we are in a period when relative prices discourage the blending of ethanol into gasoline and blenders are using excess RINs or RINs they have purchased on the open market to meet the RFS and are not blending actual ethanol with gasoline. This practice is exacerbating the current excess ethanol supply problem and may further depress ethanol prices, which may decrease our ethanol sales and reduce revenues.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
In connection with the termination of the Aventine Agreement, we redeemed 500 membership units owed by Aventine as required by the terms of the Aventine Agreement. We redeemed Aventine’s membership units in January 2009 at a price of $1,000 per unit.

Purchases of Equity Securities

			Total number of	Maximum number (or
			shares (or units)	approximate dollar
			purchased as part	value) of shares (or
	Total number of	Average price	of publicly	units) that may yet be
	shares (or units)	paid per share (or	announced plans	purchased under the
Period	purchased	unit)	or programs	plans or programs
Month 1
(November 1, 2008 to November 30, 2008)	—	—	—	—
Month 2
(December 1, 2008 to December 31, 2008)	—	—	—	—
Month 3
(January 1, 2009 to January 31, 2009)	500	$1,000	—	—
Total	500	$1,000
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

GRANITE FALLS ENERGY, LLC

March 13, 2009	/s/ Tracey L. Olson Tracey L. Olson
Chief Executive Officer

March 13, 2009	/s/ Stacie Schuler Stacie Schuler
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certificate Pursuant to 17 CFR 240.15d-14(a).

31.2	Certificate Pursuant to 17 CFR 240.15d-14(a).

32.1	Certificate Pursuant to 18 U.S.C. § 1350.

32.2	Certificate Pursuant to 18 U.S.C. § 1350.