Form 10-Q
period 2009-04-30
Granite Falls Energy, LLC
filed 2009-06-12
CIK 1181749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☐ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal quarter ended April 30, 2009

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

320-564-3100
(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of June 1, 2009 there were 30,656 membership units outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

GRANITE FALLS ENERGY, LLC

Condensed Balance Sheets

	April 30,	October 31,
	2009	2008
	(unaudited)
ASSETS

Current Assets
Cash	$440,859	$37,773
Restricted cash	1,418,487	1,000,000
Accounts receivable - primarily related party	2,425,411	3,790,454
Inventory	3,734,486	3,875,324
Derivative instruments	14,923	568,822
Prepaid expenses and other current assets	256,541	110,411
Total current assets	8,290,707	9,382,784

Property, Plant and Equipment
Land and improvements	3,490,107	3,490,107
Railroad improvements	4,127,738	4,127,738
Process equipment and tanks	59,221,289	59,140,218
Administration building	279,734	279,734
Office equipment	135,912	135,912
Rolling stock	563,007	563,007
Construction in progress	193,908	92,557
	68,011,695	67,829,273
Less accumulated depreciation	22,337,938	19,181,232
Net property, plant and equipment	45,673,757	48,648,041

Other Assets
Deferred financing costs, net of amortization	34,294	35,694

Total Assets	$53,998,758	$58,066,519

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities
Current portion of long-term debt	$74,362	$73,771
Revolving line of credit	2,090,000	2,560,500
Accounts payable	1,227,093	1,351,695
Corn payable to FCE - related party	1,124,619	—
Due to broker	—	238,581
Derivative instruments	99,970	—
Accrued liabilities	539,886	1,884,085
Total current liabilities	5,155,930	6,108,632

Long-Term Debt, less current portion	407,767	445,097

Commitments and Contingencies

Members’ Equity, 30,656 and 31,156 units authorized, issued, and outstanding, respectively	48,435,061	51,512,790

Total Liabilities and Members’ Equity	$53,998,758	$58,066,519

Notes to the Unaudited Condensed Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC

Condensed Statements of Operations

	Three Months	Three Months
	Ended	Ended
	April 30,	April 30,
	2009	2008
	(Unaudited)	(Unaudited)

Revenues	$21,529,863	$19,018,497 *

Cost of Goods Sold	22,089,595 *	19,027,679 *

Gross Loss	(559,732)	(9,182)

Operating Expenses	518,509	566,866

Operating Loss	(1,078,241)	(576,048)

Other Income (Expense)
Other income	31,339	43,824
Interest income	2,468	6,883
Interest expense	(26,809)	(27,545)
Total other income, net	6,998	23,162

Net Loss	$(1,071,243)	$(552,886)

Weighted Average Units Outstanding - Basic and Diluted	30,656	31,156

Net Loss Per Unit - Basic and Diluted	$(34.94)	$(17.75)

Distributions Per Unit - Basic and Diluted	$—	$—

* Primarily related party

Notes to the Unaudited Condensed Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC

Condensed Statements of Operations

	Six Months	Six Months
	Ended	Ended
	April 30,	April 30,
	2009	2008
	(Unaudited)	(Unaudited)

Revenues	$42,312,605	$43,317,367	*

Cost of Goods Sold	43,161,411 *	39,910,492	*

Gross Profit (Loss)	(848,806)	3,406,875

Operating Expenses	1,039,484	1,222,296

Operating Income (Loss)	(1,888,290)	2,184,579

Other Income (Expense):
Other income (expense), net	(631,503)	43,426
Interest income	5,706	25,437
Interest expense	(63,642)	(75,548)
Total other expense, net	(689,439)	(6,685)

Net Income (Loss)	$(2,577,729)	$2,177,894

Weighted Average Units Outstanding - Basic and Diluted	30,907	31,156

Net Income (Loss) Per Unit - Basic and Diluted	$(83.40)	$69.90

Distributions Per Unit - Basic and Diluted	$—	$—

*  Primarily related party

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC

Condensed Statements of Cash Flows

	Six Months	Six Months
	Ended	Ended
	April 30,	April 30,
	2009	2008
	(unaudited)	(unaudited)
Cash Flows from Operating Activities:
Net income (loss)	$(2,577,729)	$2,177,894
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation and amortization	3,158,106	3,365,486
Change in fair value of derivative instruments	128,451	(1,686,025)
Changes in assets and liabilities:
Restricted cash	(418,487)	(1,115,524)
Derivative instruments	525,418	5,596,181
Accounts receivable	865,043	332,903
Inventory	140,838	(1,208,603)
Prepaid expenses and other current assets	(146,130)	65,638
Accounts payable	1,000,017	364,635
Due to broker	(238,581)	—
Accrued liabilities	(1,344,199)	(212,638)
Net Cash Provided by Operating Activities	1,092,747	7,679,947

Cash Flows from Investing Activities:
Capital expenditures	(81,071)	(88,708)
Construction in process	(101,351)	(138,528)
Net Cash Used in Investing Activities	(182,422)	(227,236)

Cash Flows from Financing Activities:
Payments on revolving line of credit, net	(470,500)	—
Payments on long-term debt	(36,739)	(36,163)
Member distributions paid	—	(6,231,200)
Net Cash Used in Financing Activities	(507,239)	(6,267,363)

Net Increase in Cash	403,086	1,185,348

Cash – Beginning of Period	37,773	3,963,425

Cash – End of Period	$440,859	$5,148,773

Supplemental Cash Flow Information

Cash paid during the period for:
Interest expense	$52,833	$66,793

Supplemental Disclosure of Noncash Investing, Operating and Financing Activities

Accounts receivable offset by repurchase of membership units	$500,000	$—

Notes to the Unaudited Condensed Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC

Notes to Unaudited Condensed Financial Statements

April 30, 2009

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed balance sheet as of October 31, 2008 is derived from audited financial statements. The unaudited interim condensed financial statements of Granite Falls Energy, LLC (the “Company”) reflect all adjustments consisting only of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of their financial position and results of operations and cash flows. The results for the three and six month periods ended April 30, 2009 are not necessarily indicative of the results that may be expected for a full fiscal year. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) are condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), although the Company believes that the disclosures made are adequate to make the information not misleading. These condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in its annual report for the year ended October 31, 2008 filed on Form 10-K with the SEC.

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

Accounting Estimates

Management uses estimates and assumptions in preparing these condensed financial statements in accordance with generally accepted accounting principles in the United States of America.  Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.  The Company uses estimates and assumptions in accounting for the following significant matters, among others: economic lives of property, plant, and equipment; realizability of accounts receivable; valuation of derivatives, inventory, and analysis of long-lived assets impairment. Actual results may differ from previously estimated amounts, and such differences may be material to our condensed financial statements. The Company periodically reviews estimates and assumptions, and the effects of revisions are reflected in the period in which the revision is made.

Revenue Recognition

The Company sells ethanol and related products pursuant to marketing agreements.  Revenues from the production of ethanol and the related products are recorded when the customer has taken title and assumed the risks and rewards of ownership, prices are fixed or determinable and collectability is reasonably assured.  Title is generally assumed by the buyer at the Company’s shipping point.

In accordance with the Company’s agreements for the marketing and sale of ethanol and related products, marketing fees and commissions due to the marketers are deducted from the gross sales price as earned. These fees and commissions are recorded net of revenues as they do not provide an identifiable benefit that is sufficiently separable from the sale of ethanol and related products. Shipping costs incurred by the Company in the sale of ethanol are not specifically identifiable and as a result, are recorded based on the net selling price reported to the Company from the marketer.  Shipping costs incurred by the Company in the sale of ethanol related products are included in cost of goods sold.

Ethanol marketing fees and commissions totaled approximately $177,000 and $149,000 for the three month periods ended April 30, 2009 and 2008, respectively. Ethanol marketing fees and commissions totaled approximately $326,000, and $331,000 for the six month periods ended April 30, 2009 and 2008, respectively.  Distillers grain marketing fees and commissions totaled approximately $30,000 and $53,000 for the three month periods ended

GRANITE FALLS ENERGY, LLC

Notes to Unaudited Condensed Financial Statements

April 30, 2009

April 30, 2009 and 2008, respectively.  Distillers grain marketing fees and commissions totaled approximately $70,000 and $75,000 for the six month periods ended April 30, 2009 and 2008, respectively.

Long-Lived Assets

Property, plant, and equipment are stated at cost. Depreciation is provided over estimated useful lives by use of the straight line method. Maintenance and repairs are expensed as incurred. Major improvements and betterments are capitalized.

Long-lived assets, such as property, plant, and equipment, and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by an asset to the carrying value of the asset. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including, but not limited to, discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.

The Company currently owns and operates an ethanol plant that has an approximate production capacity of 50 million gallons per year. The carrying value of these facilities at April 30, 2009 was approximately $46 million. In accordance with the Company’s policy for evaluating impairment of long-lived assets described above, management has evaluated the recoverability of the facilities based on projected future cash flows from operations over the facilities’ estimated useful lives.  Management has determined that the projected future undiscounted cash flows from operations of these facilities exceed their carrying value at April 30, 2009; therefore, no impairment loss was indicated or recognized.  In determining the projected future undiscounted cash flows, the Company has made significant assumptions concerning the future viability of the ethanol industry, the future price of corn in relation to the future price of ethanol and the overall demand in relation to production and supply capacity.

Derivative Instruments

From time to time the Company enters into derivative transactions to hedge its exposures to commodity price fluctuations.  The Company accounts for derivatives in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires the recognition of derivatives in the balance sheet and the measurement of these instruments at fair value.

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

Additionally, SFAS No. 133 requires a company to evaluate its contracts to determine whether the contracts are derivatives.  Certain contracts that literally meet the definition of a derivative may be exempted as “normal purchases or normal sales.”  Normal purchases and normal sales are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business.  Certain corn and distillers grains contracts that meet the requirements of normal purchases or sales are documented as normal and exempted from the accounting and reporting requirements of SFAS No. 133, and therefore, are not marked to market in the financial statements.

GRANITE FALLS ENERGY, LLC

Notes to Unaudited Condensed Financial Statements

April 30, 2009

During the first quarter of 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FAS Statement No. 133 (SFAS 161).  This statement requires holders of derivative instruments to provide qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses from derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  The Company adopted this statement effective in the three months ended April 30, 2009.  See further discussion in Note 4.

2.  RISKS AND UNCERTAINTIES

The Company has certain risks and uncertainties that it experiences during volatile market conditions such as what the Company experienced during fiscal 2008 and to date in fiscal 2009. These volatilities can have a severe impact on operations.  The Company’s revenues are derived from the sale and distribution of ethanol and distillers grains to customers primarily located in the United States.  Corn for the production process is supplied to the plant primarily from local agricultural producers through the Company’s grain procurement agent. For the three month period ended April 30, 2009, ethanol sales averaged 68% of total revenues and corn costs averaged 66% of cost of goods sold.

The Company’s operating and financial performance is largely driven by the prices at which it sells ethanol and the net expense of corn. The price of ethanol is influenced by factors such as supply and demand, the weather, government policies and programs, unleaded gasoline prices and the petroleum markets as a whole. Excess ethanol supply in the market, in particular, puts downward pressure on the price of ethanol. The Company’s largest cost of production is corn.  The cost of corn is generally impacted by factors such as supply and demand, the weather, government policies and programs, and our risk management program used to protect against the price volatility of these commodities.  The Company anticipates that results from operations for the 2009 fiscal year will continue to be affected by relatively high corn prices, a surplus of ethanol, and possibly low ethanol prices.  If the price of ethanol remains low for an extended period of time, the Company anticipates this could significantly affect our liquidity and gross margins may continue to stay negative, especially if raw material costs continue to increase.

3.  INVENTORY

Inventory consists of the following:

	April 30, 2009	October 31, 2008
Raw materials	$1,489,628	$1,805,713
Spare parts	451,592	484,032
Work in process	545,332	573,416
Finished goods	1,247,934	1,012,163
Totals	$3,734,486	$3,875,324

4.  DERIVATIVE INSTRUMENTS

As of April 30, 2009, the Company has entered into corn, natural gas, and denaturant derivative instruments, which are required to be recorded as either assets or liabilities at fair value in the balance sheet.  Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the derivative instrument and the related change in value of the underlying hedged item and when the Company formally documents, designates, and assesses the effectiveness of transactions that receive hedge accounting initially and on an on-going basis.  The Company must designate the hedging instruments based upon the exposure being hedged as a fair value hedge or a cash flow hedge.  While the Company does not typically designate the derivative instruments that it enters into as hedging instruments because of the administrative costs associated with the related accounting, the Company believes that the derivative instruments represent an economic hedge. The Company does not enter into derivative transactions for trading purposes.

In order to reduce the risk caused by market fluctuations, the Company occasionally hedges its anticipated corn, natural gas, and denaturant purchases and ethanol sales by entering into options and futures contracts.  These contracts are used with the intention to fix the purchase price of anticipated requirements of corn, natural gas, and

GRANITE FALLS ENERGY, LLC

Notes to Unaudited Condensed Financial Statements

April 30, 2009

denaturant in the Company’s ethanol production activities and the related sales price of ethanol.  The fair value of these contracts is based on quoted prices in active exchange-traded or over-the-counter markets. Although the Company believes its commodity derivative positions are economic hedges, none have been formally designated as a hedge for accounting purposes and derivative positions are recorded on the balance sheet at their fair market value, with changes in fair value recognized in current period earnings or losses. Gains and losses from ethanol related derivative instruments, including unrealized changes in the fair value of these positions, are included in the results of operations and are classified as a component of revenue. Gains and losses from corn, natural gas, and denaturant derivative instruments, including unrealized changes in the fair value of these positions, are included in the results of operations and are classified as a component of costs of goods sold. The Company does not enter into financial instruments for trading or speculative purposes. The Company records withdrawals and payments against the trade equity of derivative instruments as a reduction or increase in the value of the derivative instruments

As of April 30, 2009, the total notional amount of the Company’s outstanding corn derivative instruments was approximately 950,000 bushels that were entered into to hedge forecasted corn purchases through July 2009. As of April 30, 2009, the total notional amount of the Company’s outstanding natural gas derivative instruments was approximately 160,000 million British thermal units (MMBTU) that were entered into to hedge forecasted natural gas purchases through March 2010. At of April 30, 2009, the total notional amount of the Company’s outstanding denaturant derivative instruments was approximately 630,000 gallons that were entered into to hedge forecasted denaturant purchases through January 2010. There may be offsetting positions that are not shown on a net basis that could lower the notional amount of positions outstanding as disclosed above.

The following tables provide details regarding the Company’s derivative instruments at April 30, 2009, none of which are designated as hedging instruments under SFAS 133:

	Balance Sheet location	Assets	Liabilities

Corn contracts	Derivative instruments	$3,262	$—
Natural gas contracts	Derivative instruments	—	99,970
Denaturant contracts	Derivative instruments	11,661	—

Totals		$14,923	$99,970

In addition, as of April 30, 2009 the Company maintains $418,487 of restricted cash related to margin requirements for the Company’s derivative instrument positions.

The following tables provide details regarding the gains and (losses) from Company’s derivative instruments in statements of operations, none of which are designated as hedging instruments under SFAS 133:

	Statement of	Three-Months Ended April 30,
	Operations location	2009	2008

Ethanol contracts	Revenue	$—	$(3,884,446)
Corn contracts	Cost of Goods Sold	(3,921)	4,853,264
Natural gas contracts	Cost of Goods Sold	(164,727)	—
Denaturant contracts	Cost of Goods Sold	20,847	—

Total gain (loss)		$(147,801)	$968,818

GRANITE FALLS ENERGY, LLC

Notes to Unaudited Condensed Financial Statements

April 30, 2009

	Statement of	Six-Months Ended April 30,
	Operations location	2009	2008

Ethanol contracts	Revenue	$119,248	$(7,307,659)
Corn contracts	Cost of Goods Sold	(108,463)	8,993,684
Natural gas contracts	Cost of Goods Sold	(160,083)	—
Denaturant contracts	Cost of Goods Sold	20,847	—

Total gain (loss)		$(128,451)	$1,686,025

5.  REVOLVING LINE OF CREDIT

The Company has a Loan Agreement with Minnwest Bank M.V. of Marshall, MN (the “Bank”).  Under the Loan Agreement, the Company has a revolving line of credit with a maximum of $10,000,000 available and is secured by substantially all of the Company’s assets. The interest rate on the revolving line of credit is 0.75 percentage points under the prime rate as reported by the Wall Street Journal, with a minimum rate of 6.0%.  The interest rate on the revolving line of credit at April 30, 2009 was 6.0%, the minimum rate under the terms of the agreement.  At April 30, 2009, the Company had an outstanding balance on this line of credit of $2,090,000.  The Company is required to maintain a $1,000,000 savings account balance with the Bank to serve as collateral on this line of credit.  This amount is included in restricted cash as of April 30, 2009 and October 31, 2008.

During first quarter of fiscal year 2008, the Company transferred letters of credit totaling $610,750 from FNBO to Minnwest Bank.  These letters of credit were renewed for the same amount with Minnwest Bank on December 18, 2008.  On February 13, 2009, the outstanding balance of the letters of credit was reduced to $462,853 due to the reduction in the credit requirement by Northern Natural Gas.

6.  LONG-TERM DEBT

Long-term debt consists of the following:

	April 30, 2009	October 31, 2008
Economic Development Authority (“EDA”) Loans:
City of Granite Fall / MIF	$322,993	$352,880
Western Minnesota RLF	75,641	79,756
Chippewa County	83,495	86,232
Total EDA Loan	482,129	518,868

Less: Current Maturities	(74,362)	(73,771)
Total Long-Term Debt	$407,767	$445,097

The estimated maturities of long term debt at April 30, 2009 are as follows:

2009	$74,362
2010	75,568
2011	76,807
2012	78,081
2013	79,390
Thereafter	97,921
Total	$482,129

GRANITE FALLS ENERGY, LLC

Notes to Unaudited Condensed Financial Statements

April 30, 2009

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

7. LEASES

On October 3, 2005, the Company signed a lease agreement with Trinity Industries Leasing Company (“Trinity”) for 75 hopper cars to assist us with the transport of distiller’s grains by rail. The lease is for a five-year period once the cars have been delivered and inspected in Granite Falls, MN. Based on final manufacturing and interest costs, the Company will pay Trinity $673 per month plus $0.03 per mile traveled in excess of 36,000 miles per year.  Rent expense for these leases was $150,231 and $149,000 for the three months ended April 30, 2009 and 2008, respectively.  Rent expense for these leases was $301,561 and $297,000 for the six month periods ended April 30, 2009 and 2008, respectively.

In February 2009, the Company assumed three rail car leases for the transportation of the Company’s ethanol.  The rail car lease payments are due monthly in the aggregate amount of approximately $89,000.

At April 30, the Company had the following minimum commitments, which at inception had non-cancelable terms of more than one year:

Periods Ending October 31,

2009	$533,432
2010	1,059,564
2011	1,054,974
2012	1,015,644
2013	771,114
Thereafter	1,070,318
Total minimum lease commitments	$5,505,046

GRANITE FALLS ENERGY, LLC

Notes to Unaudited Condensed Financial Statements

April 30, 2009

8. MEMBERS’ EQUITY

The Company has one class of membership units.   The units have no par value and have identical rights, obligations and privileges.  Income and losses are allocated to all members based upon their respective percentage of units held. In January 2009, the Company repurchased 500 units at the original offering price of $1,000 per unit from its former ethanol marketer.  As of April 30, 2009 and October 31, 2008, the Company had 30,656 and 31,156 membership units issued and outstanding, respectively.

9. FAIR VALUE

Statement of Financial Accounting Standard No. 157, Fair Value Measurements (SFAS 157) defines fair value, outlines a framework for measuring fair value (although it does not expand the required use of fair value) and details the required disclosures about fair value measurements. Effective November 1, 2008, the Company adopted SFAS 157 except for certain nonfinancial assets and liabilities with respect to the deferral under FSP 157-2. The adoption of SFAS 157 did not have a material effect on the Company’s financial position as of April 30, 2009, or the results of operations, or cash flows for the three and six month periods then ended. SFAS 157’s requirements for certain nonfinancial assets and liabilities recognized or disclosed at fair value on a nonrecurring basis are deferred until fiscal years beginning after November 15, 2008 in accordance with FASB Staff Position 157-2, Effective Date of FASB Statement No. 157 (FSP 157-2). At the present time, the Company does not have any nonfinancial assets or liabilities that would require fair value recognition or disclosures under SFAS 157.

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

The following table provides information on those assets and liabilities that are measured at fair value on a recurring basis:

	April 30, 2009
	Fair Value Carrying Amount in the	Fair Value Measurement Using
	Balance Sheet	Level 1	Level 2	Level 3
Assets
Derivative instruments	$14,923	$14,923	—	—
Total assets at fair value	$14,923	$14,923	—	—

Liabilities
Derivative instruments	$99,970	$99,970	—	—
Total liabilities at fair value	$99,970	$99,970	—	—

Derivative instruments approximate their fair value based on quoted prices in active exchange-traded or over-the-counter markets.

GRANITE FALLS ENERGY, LLC

Notes to Unaudited Condensed Financial Statements

April 30, 2009

10. COMMITMENTS AND CONTINGENCIES

Corn Storage and Grain Handling Agreement and Purchase Commitments

The Company has a corn storage and grain handling agreement with Farmers Cooperative Elevator (FCE), a member. Under this agreement, the Company agrees to purchase all of the corn needed for the operation of the plant from FCE. The price of the corn purchased will be the bid price FCE establishes for the plant plus a fee of $0.05 per bushel. The Company did not have any forward contracts in place with FCE for corn purchases at April 30, 2009.

Operating and Management Agreement

On August 1, 2008, the Company and Glacial Lakes Energy, LLC (“GLE”), a member, executed a settlement agreement and mutual release related to the dispute with GLE over the termination of the Operating and Management Agreement. The Company has agreed to pay GLE a contingent amount of 2% of net income of the Company, as defined per the agreement, for each of the fiscal years ending October 31, 2008 and 2009 and 1.5% of net income of the Company, as defined per the agreement, for the fiscal year ending October 31, 2010. As of April 30, 2009, the Company has not accrued for any contingent amounts due on this agreement.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three and six month periods ended April 30, 2009, compared to the same period of the prior fiscal year. This discussion should be read in conjunction with the condensed financial statements and notes and the information contained in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2008.

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

•                 Changs in the availability of credit and our ability to generate sufficient liquidity to fund our operations, debt service requirements and capital expenditures;

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

Overview

Granite Falls Energy, LLC (“Granite Falls” or the “Company”) is a Minnesota limited liability company currently producing fuel-grade ethanol, distillers grains, and crude corn oil for sale. Our plant has an approximate annual production capacity of 50 million gallons, and our environmental permits allow us to produce ethanol at a rate of 49.9 million gallons of undenatured ethanol on a twelve month rolling sum basis.

Our operating results are largely driven by the prices at which we sell our ethanol, distillers grains, and crude corn oil as well as the other costs related to production. The price of ethanol has historically fluctuated with the price of petroleum-based products such as unleaded gasoline, heating oil and crude oil. The price of distillers grains has historically been influenced by the price of corn as a substitute livestock feed. We expect these price relationships to continue for the foreseeable future, although recent volatility in the commodities markets makes historical price relationships less reliable. Our largest costs of production are corn, natural gas, depreciation and manufacturing chemicals. The cost of corn is largely impacted by geopolitical supply and demand factors and the outcome of our risk management strategies. Prices for natural gas, manufacturing chemicals and denaturant are tied directly to the overall energy sector, crude oil and unleaded gasoline.

As of the date of this report, we have 35 full time employees. Ten of these employees are involved primarily in management and administration. The remaining employees are involved primarily in plant operations. We do not currently anticipate any significant change in the number of employees at our plant.

Results of Operations for the Three Months Ended April 30, 2009 and 2008

The following table shows the results of our operations and the approximate percentage of revenues, costs of goods sold, operating expenses and other items to total revenues in our unaudited statements of operations for the three months ended April 30, 2009 and 2008:

	Three Months Ended April 30, 2009 (Unaudited)		Three Months Ended April 30, 2008 (Unaudited)
Statement of Operations Data	Amount	Percent	Amount	Percent
Revenues	$21,529,863	100.0%	$19,018,497	100.0%

Cost of Goods Sold	22,089,595	102.6%	19,027,679	100.0%

Gross Loss	(559,732)	(2.6)%	(9,182)	(0.1)%

Operating Expenses	518,509	2.4%	556,866	2.9%

Operating Loss	(1,078,241)	(5.0)%	(576,048)	(3.0)%

Other Income, net	6,998	—%	23,162	0.1%

Net Loss	$(1,071,243)	(5.0)%	$(552,886)	(2.9)%

Revenues

Our revenues from operations come from two primary sources: sales of fuel ethanol and sales of distillers grains. However, during the quarter ended April 30, 2009, we also had revenue from the sale of corn oil.

The following table shows the sources of our revenue for the three months ended April 30, 2009.

	Amount	Percentage of Total Revenues
Revenue Sources
Ethanol Sales	$17,473,968	81.1%
Distillers Grains Sales	3,812,328	17.7
Corn Oil Sales	243,567	1.2
Ethanol Derivative Activity Gains (Losses)	—	—
Total Revenues	$21,529,863	100.0%

The following table shows the sources of our revenue for the three months ended April 30, 2008:

	Amount	Percentage of Total Revenues
Revenue Sources
Ethanol Sales	$19,836,318	104.3%
Distillers Grains Sales	3,066,625	16.1
Corn Oil Sales	—	—
Ethanol Derivative Activity Gains (Losses)	(3,884,446)	(20.4)
Total Revenues	$19,018,497	100.0%

The following table shows additional data regarding production and price levels for our primary inputs and products for the three months ended April 30, 2009 and 2008:

	Three Months ended April 30, 2009	Three Months ended April 30, 2008
Additional Data
Ethanol sold (gallons)	12,082,537	9,891,100
Dried distillers grains sold (tons)	29,934	25,987
Modified distillers grains sold (tons)	4,767	414
Corn oil sold (pounds)	1,436,920	—
Ethanol average price per gallon (net of hedging activity)	$1.45	$1.61
Dried distillers grains average price per ton	$117.14	$117.57
Modified distillers grains average price per ton	$64.15	$27.65
Corn oil average price per pound	$0.17	—
Corn costs per bushel (net of hedging activity)	$3.48	$3.82

Revenues.

In the three month period ended April 30, 2009, ethanol sales comprised approximately 81% of our revenues and distillers grains sales comprised approximately 18% percent of our revenues, while corn oil sales comprised approximately 1% of our revenues. For the three month period ended April 30, 2008, ethanol sales comprised approximately 87% of our revenue, and distillers grains sales comprised approximately 13% of our revenue, without including ethanol derivatives. We did not have any revenue from the sale of corn oil for the three month period ended April 30, 2008.

Management believes that distillers grains represent a larger proportion of our revenues during the three months ended April 30, 2009 compared to the same period of 2008 as a result of lower ethanol prices and higher distillers grains prices we received during our second fiscal quarter of 2009 compared to the same period of 2008. A second factor driving our revenues for our second fiscal quarter of 2009 compared to the same period of 2008 is our increased production of ethanol, distillers grains and corn oil. In November, 2008 we increased our production of ethanol and our co-products from a 45 million gallon per year rate to a 50 million gallon per year rate.

The average ethanol sales price we received for the three month period ended April 30, 2009 was approximately 10% lower than our average ethanol sales price for the comparable 2008 period. Management attributes this decrease in ethanol prices, and the decrease in commodity prices generally, to the worldwide economic slowdown. However, management anticipates that the price of ethanol may increase during the second half of our 2009 fiscal year as a result of an increased fuel demand as we move into the summer driving season, which seems to be positively affecting the market prices of crude oil and gasoline.

Management also anticipates that our results of operations for our 2009 fiscal year will continue to be affected by high corn prices, a surplus of ethanol, and volatility in the commodity markets. As a result of these factors, management anticipates that the ethanol plant may not operate profitably in 2009. If the price of ethanol remains low for an extended period of time, management anticipates that this could significantly impact our liquidity, especially if our raw material costs continue to increase. Management believes the industry will need to continue to grow demand and further develop an ethanol distribution system to facilitate additional blending of ethanol and gasoline to offset the increased supply brought to the marketplace by additional production. We expect ethanol demand to continue to grow and ethanol distribution to continue to expand as a result of the positive blend economics that currently exist once the Volumetric Ethanol Excise Tax Credit is accounted for by the gasoline refiners and blenders.

The price we received for our dried distillers grains was steady during the three month period ended April 30, 2009 compared to the same period of 2008.  Prior to November 2008 we were not producing modified distillers grains on a regular basis and any modified distillers grains we sold were off specification product and were sold at a discount.  However, after November 2008 we began producing and selling modified distillers grains and the price we received for our modified distillers grains increased by approximately 232% during the three month period ended April 30, 2009 compared to the same period of 2008.  We anticipate that the market price of distillers grains will continue to be volatile as a result of changes in the price of corn and competing animal feed substitutes such as soybean meal as well as volatility in distillers grains supplies related to changes in ethanol production.

We independently market our corn oil which is used primarily as a biodiesel feedstock and as a supplement for animal feed. Corn oil sales accounted for approximately 1% of our revenues during our quarter ended April 30, 2009.

We occasionally engage in hedging activities with respect to our ethanol sales. We recognize the gains or losses that result from the changes in the value of these derivative instruments in revenues as the changes occur. As ethanol prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance. We anticipate continued volatility in our revenues due to the timing of the changes in value of the derivative instruments relative to the price and volume of the ethanol being hedged.

Cost of Sales

Our costs of goods sold as a percentage of revenues were approximately 103% for the three month period ended April 30, 2009 compared to approximately 100% for the same period of 2008.  Our two largest costs of production are corn (66% of cost of goods sold for our three months ended April 30, 2009) and natural gas (14% of cost of goods sold for our three months ended April 30, 2009).  Our cost of goods sold increased by approximately $3,000,000 in the three months ended April 30, 2009, compared to the three months ended April 30, 2008, even though our revenue only increased by approximately $2,500,000.  This increase in the cost of goods sold is primarily a result of increased corn and natural gas consumption, which resulted in the production of approximately 2,200,000 additional gallons of ethanol.  Our per bushel corn costs decreased by approximately 10% for the three months ended April 30, 2009 as compared to the same period for our 2008 fiscal year.  However, due to our increased corn consumption and corresponding ethanol production our aggregate cost of goods sold also increased.  Our increased cost of goods sold combined with declining ethanol revenues placed pressure on our operating margins.

We anticipate that corn prices will continue to be volatile throughout the first half of the growing season. Wet weather in the eastern corn belt has caused planting delays, which have caused recent increases in the price of corn. However, we anticipate that corn prices may decrease somewhat following planting time. We expect that the poor conditions associated with the global economic slowdown will ultimately reduce demand for corn. We anticipate that this may reduce corn prices during the end of the current marketing year. We performed a lower of cost or market analysis on inventory as of April 30, 2009 and determined that the market values of certain inventories were not less than their carrying value.

For the three month period ended April 30, 2009, we experienced an increase of approximately 15% in natural gas prices compared to the same period of 2008.  We attribute this significant increase in natural gas prices to the forward purchase contracts we entered last summer and fall to hedge our winter natural gas usage.  The market price for natural gas over the winter months was less than our forward contract prices and our natural gas expense was higher than it would have been had we decided not to hedge our winter natural gas supplies.  We expect the market price for natural gas to remain low in the near term as we continue to endure the worldwide economic slowdown and the resulting decreased energy demand. Our natural gas consumption increased by approximately 17% for the three month period ended April 30, 2009 compared to the same period of 2008. We attribute this increase in natural gas consumption with increased ethanol production during the three month period ended April 30, 2009 compared to the same period of 2008.

We occasionally engage in hedging activities with respect to corn, natural gas or denaturant. We recognize the gains or losses that result from the changes in the value of our derivative instruments in cost of goods sold as the changes occur. As corn, natural gas and denaturant prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance. We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.

Operating Expense

Our operating expenses as a percentage of revenues were lower for the three month period ended April 30, 2009 than they were for the same period ended April 30, 2008. These percentages were 2.4% and 2.9% for the three months ended April 30, 2009 and 2008, respectively. This decrease in operating expenses is primarily due to increased operating efficiencies and a concerted effort by management and staff to lower our operating expenses.  We expect that going forward our operating expenses will remain relatively steady.

Operating Income (Loss)

Our loss from operations for the three months ended April 30, 2009 was approximately 5.0% of our revenues compared to a loss of approximately 3.0% of our revenues for the three months ended April 30, 2008. For the three months ended April 30, 2009, we reported an operating loss of approximately $1,100,000 and for the three months ended April 30, 2008, we had an operating loss of approximately $600,000. This significant decrease in our operating income is primarily due to lower per gallon revenue from our ethanol sales.

Interest Expense and Interest Income

Interest expense for the three months ended April 30, 2009, was approximately 0.13% of our revenue and totaled $27,000, compared to no interest expense for the three months ended April 30, 2008. This increase in interest expense is due primarily to an increase in the outstanding balance we have been carrying on our revolving line of credit at Minnwest Bank.

Results of Operations for the Six Months Ended April 30, 2009 and 2008

The following table shows the results of our operations and the approximate percentage of revenues, costs of sales, operating expenses and other items to total revenues in our unaudited statements of operations for the six months ended April 30, 2009 and 2008:

	Six Months Ended April 30, 2009 (Unaudited)		Six Months Ended April 30, 2008 (Unaudited)
Statement of Operations Data	Amount	Percent	Amount	Percent
Revenues	$42,312,605	100.0%	$43,317,367	100.0%

Cost of Goods Sold	43,161,411	102.0%	39,910,492	92.1%

Gross Profit (Loss)	(848,806)	(2.0)%	3,406,875	7.9%

Operating Expenses	1,039,484	2.5%	1,222,296	2.8%

Operating Income (Loss)	(1,888,290)	(4.5)%	2,184,579	5.0%

Other Expense, net	(689,439)	(1.6)%	(6,685)	—%

Net Income (Loss)	$(2,577,729)	(6.0)%	$2,177,894	5.0%

Revenues

Our revenues from operations come from two primary sources: sales of fuel ethanol and sales of distillers grains. However, during the six months ended April 30, 2009, we also had revenue from the sale of corn oil.

The following table shows the sources of our revenue for the six months ended April 30, 2009.

	Amount	Percentage of Total Revenues
Revenue Sources
Ethanol Sales	$34,238,833	81.0%
Distillers Grains Sales	7,492,845	17.7
Corn Oil Sales	461,678	1.0
Ethanol Derivative Activity Gains/ (Losses)	119,249	0.3
Total Revenues	$43,312,605	100.0%

The following table shows the sources of our revenue for the six months ended April 30, 2008:

	Amount	Percentage of Total Revenues
Revenue Sources
Ethanol Sales	$43,866,258	101.3%
Distillers Grains Sales	6,758,767	15.6
Corn Oil Sales	—	—
Ethanol Derivative Activity Gains/ (Losses)	(7,307,658)	(16.9)
Total Revenues	$43,317,367	100.0%

The following table shows additional data regarding production and price levels for our primary inputs and products for the six months ended April 30, 2009 and 2008:

	Six Months ended April 30, 2009	Six Months ended April 30, 2008
Additional Data
Ethanol sold (gallons)	23,880,583	22,848,677
Dried distillers grains sold (tons)	61,498	62,892
Modified distillers grains sold (tons)	8,747	900
Corn oil sold (pounds)	2,882,360	—
Ethanol average price per gallon (net of hedging activity)	$1.44	$1.60
Dried distillers grains average price per ton	$112.68	$107.08
Modified distillers grains average price per ton	$64.39	$27.23
Corn oil average price per pound	$0.16	—
Corn costs per bushel (net of hedging activity)	$3.38	$3.40

Revenues

In the six month period ended April 30, 2009, ethanol sales comprised approximately 81.0% of our revenues and distillers grains sales comprised approximately 18.0% percent of our revenues, while corn oil sales comprised approximately 1.0% of our revenues. For the six month period ended April 30, 2008, ethanol sales comprised approximately 84.0% of our revenue, without accounting for ethanol hedging, and distillers grains sales comprised approximately 16.0% of our revenue. We did not have any revenue from the sale of corn oil for the six month period ended April 30, 2008.

Management believes that distillers grains represent a larger proportion of our revenues during the six months ended April 30, 2009 compared to the same period of 2008 as a result of lower ethanol prices and higher distillers grains prices we received during our first half of fiscal year 2009 compared to the same period of 2008. Our revenues were lower for our first half of fiscal year 2009 compared to the same period of 2008 primarily as a result of lower ethanol prices, despite our increase in ethanol production.

The average ethanol sales price we received for the six month period ended April 30, 2009 was approximately 10.0% lower than our average ethanol sales price for the comparable 2008 period. Management attributes this decrease in ethanol prices with the decrease in commodity prices generally as a result of the worldwide economic slowdown. However, management anticipates the price of ethanol may increase during the second half of our 2009 fiscal year as a result of an increase in fuel demand as we move into the summer driving season which seems to be positively affecting the market prices of crude oil and gasoline.

The price we received for our dried distillers grains increased by approximately 5.0% during the six month period ended April 30, 2009 compared to the same period of 2008. Prior to November 2008 we were not producing modified distillers grains on a regular basis and any modified distillers grains we sold were off specification product and were sold at a discount.  However, after November 2008 we began producing and selling modified distillers grains and the price we received for our modified distillers grains increased by approximately 236% during the six month period ended April 30, 2009 compared to the same period of 2008.  Management attributes this increase in the price of our dried distillers grains to an increase in product quality and a larger volume of local sales. We anticipate that the market price of distillers grains will continue to be volatile as a result of changes in the price of corn and competing animal feed substitutes such as soybean meal as well as volatility in distillers grains supplies related to changes in ethanol production.

Cost of Sales

Our costs of goods sold as a percentage of revenues were approximately 102.0% for the six month period ended April 30, 2009 compared to 92.0% for the same period of 2008. Our two largest costs of production are corn (66.0% of cost of goods sold for our six months ended April 30, 2009) and natural gas (14.0% of cost of goods sold for our three months ended April 30, 2009). Our cost of goods sold increased by approximately $3,250,000 in the six months ended April 30, 2009, compared to the six months ended April 30, 2008, while our revenue for the same period decreased by approximately $1,000,000. This increase in the cost of goods sold is primarily a result of steady corn prices combined with an increase in the volume of corn processed at our facility.

Operating Expense

Our operating expenses as a percentage of revenues were slightly lower for the six month period ended April 30, 2009 than they were for the same period ended April 30, 2008. These percentages were 2.5% and 2.8% for the six months ended April 30, 2009 and 2008, respectively. This decrease in operating expenses is primarily due to increased operating efficiences and a concerted effort by our management and staff to lower our operating expenses. We expect that going forward our operating expenses will remain relatively steady.

Operating Income (Loss)

Our loss from operations for the six months ended April 30, 2009 was approximately 4.5% of our revenues compared to income of approximately 5.0% of our revenues for the six months ended April 30, 2008. This decrease in our profitability is primarily due to a decrease in the price of ethanol and the corresponding decline in our operating margins.

Other Income and Other Expense

Other expense for the six months ended April 30, 2009, was approximately 1.6% of our revenue and totaled approximately $700,000. Other expense for the six months ended April 30, 2008 was insignificant relative to our revenue and totaled approximately $7,000. This increase in other expense is due primarily to the termination fee of approximately $780,000 that we incurred in connection with the termination of our ethanol marketing agreement with Aventine Renewable Energy, Inc. during our fiscal quarter ended January 31, 2009, which was offset by consulting income of approximately $120,000.

Interest Expense

Interest expense for the six months ended April 30, 2009, was approximately $64,000. Interest expense for the six months ended April 30, 2008 was approximately $75,000. This reduction in interest expense is due primarily to a reduction in our outstanding debt.

Changes in Financial Condition for the Six Months Ended April 30, 2009

The following table highlights the changes in our financial condition for the six months ended April 30, 2009 from our previous fiscal year ended October 31, 2008:

	April 30, 2009	October 31, 2008
Current Assets	$8,290,707	$9,382,784
Current Liabilities	$5,155,930	$6,108,632
Long-Term Debt	$407,767	$445,097
Members’ Equity	$48,435,061	$51,512,790

Total assets were approximately $54,000,000 at April 30, 2009 compared to approximately $58,000,000 at October 31, 2008. This decrease in total assets is primarily a result of a charge of approximately $3,200,000 for depreciation expense, which reduces the carrying value of our property, plant and equipment on our balance sheet.

Current assets totaled approximately $8,000,000 at April 30, 2009, a slight decrease from approximately $9,000,000 at October 31, 2008. The change resulted primarily from a decrease in our accounts receivable and our outstanding derivative instruments.

Total current liabilities totaled approximately $5,000,000 at April 30, 2009 compared to approximately $6,000,000 at October 31, 2008. At October 31, 2008 we accrued a write down of approximately $1,300,000 on our forward corn contracts to net realizable value. At April 30, 2009 no such accrual was required so there was a decrease of approximately $1,300,000 in our accrued liabilities because no write down was required. Long-term debt decreased slightly from approximately $445,000 at October 31, 2008 to approximately $408,000 at April 30, 2009 as we continue to pay down our EDA loans.

We did not make any distributions to our members during the first six months of our 2009 fiscal year. Further, as a result of the operating losses incurred so far this fiscal year we do not currently expect to make any distributions during our 2009 fiscal year.

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

Trends and Uncertainties Impacting the Ethanol and Distillers Grains Industries and Our Future Revenues

Our revenues primarily consist of sales of the ethanol and distillers grains we produce; however, we also realize revenue from the sale of corn oil we separate from our distillers syrup. The price we received for ethanol decreased during our fiscal quarter ended April 30, 2009 in conjunction with a decreases in the market price of gasoline during that period. Management anticipates stronger ethanol demand and higher ethanol prices during the summer months due to a seasonal increase in the demand for gasoline and ethanol. Management also anticipates that our results of operations for our 2009 fiscal year will continue to be affected by relatively high corn prices. If the price of ethanol remains low for an extended period of time, management anticipates that this could significantly impact our liquidity, especially if our raw material costs continue to increase. We anticipate that the price of distillers grains will continue to fluctuate in reaction to changes in the price of corn and soybean meal. The ethanol industry needs to continue to expand the market for distillers grains in order to maintain current distillers grains prices.

According to the Renewable Fuels Association (“RFA”), as of May 26, 2009, there were 196 ethanol plants nationwide with the capacity to produce approximately 12.6 billion gallons of ethanol annually. The RFA estimates that plants with an annual production capacity of approximately 10.9 billion gallons are currently operating and that approximately 14% of the nameplate production capacity is not currently operational. Others estimate that 20% or more of the nation’s ethanol production capacity is currently idle. An additional 21 plants are currently under construction or expansion, which may add an estimated 1.9 billion gallons of annual ethanol production capacity when they are completed. Accordingly, management believes the production capacity of the ethanol industry is greater than ethanol demand which may continue to depress ethanol prices. According to the Energy Information Administration, 2008 ethanol demand was 9.5 billion gallons which is significantly less than the current production capacity of the ethanol industry. Pursuant to the National Renewable Fuels Standard, renewable fuels must be blended into 11.1 billion gallons of fuel in 2009, however, corn based ethanol can only account for 10.5 billion gallons of the RFS. Therefore, management anticipates that ethanol demand will be capped at approximately 10.5 billion gallons for 2009. In previous years, more ethanol was blended than was required by the RFS as a result of the price of ethanol being less than the price of gasoline. However, during our quarter ended April 30, 2009, the difference in price between ethanol and gasoline did not present a strong incentive for gasoline blenders to utilize ethanol which has reduced ethanol demand. As ethanol prices and gasoline prices converge, the economic incentive for gasoline blenders to use ethanol increases, especially when the gasoline blenders account for the value of the Volumetric Ethanol Excise Tax Credit. Subsequent to our quarter ended April 30, 2009, gasoline prices have moved higher than ethanol prices and there seems to be more economic incentive for blenders to use more ethanol.

Currently, ethanol is primarily blended with conventional gasoline for use in standard (non-flex fuel) vehicles to create a blend which is 10% ethanol and 90% conventional gasoline. Estimates indicate that approximately 135 billion gallons of gasoline are sold in the United States each year. However, gasoline demand may be shrinking in the United States as a result of the global economic slowdown. Assuming that all gasoline in the United States is blended at a rate of 10% ethanol and 90% gasoline, the maximum demand for ethanol is 13.5 billion gallons. This is commonly referred to as the “blending wall”, which represents a limit where more ethanol cannot be blended into the national gasoline pool. This is a theoretical limit since it is believed it would not be possible to blend ethanol into every gallon of gasoline that is used in the United States and it discounts higher percentage blends of ethanol such as E85 used in flex fuel vehicles. Many believe that the ethanol industry will reach this blending wall in 2009 or 2010. In addition, the

RFS requires the use of 36 billion gallons of renewable fuels being used each year by 2022. The Energy Independence and Security Act of 2007 also requires the increased use of “advanced” biofuels, which are alternative biofuels produced without using corn starch such as cellulosic ethanol and biomass-based diesel, with 21 billion gallons of the mandated 36 billion gallons of renewable fuel required to come from advanced biofuels by 2022. In order to meet the RFS and expand demand for ethanol, higher blends of ethanol must be utilized in conventional automobiles. Such higher blends of ethanol have recently become a contentious issue. Automobile manufacturers and environmental groups have fought against higher ethanol blends. Currently, state and federal regulations prohibit the use of higher ethanol blends in conventional automobiles and vehicle manufacturers have indicated that using higher blends of ethanol in conventional automobiles would void the manufacturer’s warranty. Without increases in the allowable percentage blends of ethanol, demand for ethanol may not continue to increase. The ethanol industry must continue to expand demand for ethanol in order to support the market price of ethanol. Our financial condition may be negatively affected by decreases in the selling price of ethanol resulting from decreased ethanol demand.

Trends and Uncertainties Impacting the Corn and Natural Gas Markets and Our Future Cost of Goods Sold

Our costs of our goods sold consist primarily of costs relating to the corn and natural gas supplies necessary to produce ethanol and distillers grains for sale. We grind approximately 1,450,000 bushels of corn each month. For the quarter ended April 30, 2009, our average cost of corn, net of hedging activity, was approximately $3.48 per bushel, which is approximately $0.34 lower than our cost of corn for the same period ended April 30, 2008. We attempt to use hedging strategies to minimize our exposure to corn price movements; however, there is no guarantee or assurance that our hedging strategies will be effective.

Natural gas is also an important input commodity to our manufacturing process. Our natural gas usage is approximately 115,000 million British thermal units (mmBTU) per month. We continue to work to find ways to limit our natural gas price risk through efficient usage practices, research of new technologies, and pricing and hedging strategies. We use a marketing firm and an energy consultant for our natural gas procurement and will work with them on an ongoing basis to mitigate our exposure to volatile gas prices.

Compliance with Environmental Laws

We are subject to extensive air, water and other environmental regulations and we have been required to obtain a number of environmental permits to construct and operate the plant. We submitted an air permit amendment to the Minnesota Pollution Control Agency (“MPCA”) in early January 2008 to correct inconsistencies in fermentation tank capacity and process throughput parameters. At that time we also requested authorization for the production of wet cake and a production increase of 4.9 million gallons per year of undenatured ethanol. In September 2008, we received the amended environmental permits which included all of items requested above.

Along with the requested production increase in the Air Permit, the National Pollutant Discharge Elimination System (“NPDES”) water discharge permit required a permit modification to ensure continued compliance.  The permit modification was also completed and received in September 2008.  The MPCA requires the NPDES permit to be renewed every five years.  Our expiration date is April 2009.  A permit renewal package was submitted to the state in November 2008.  The MPCA has not yet taken any action on our NPDES permit renewal application. We are allowed to continue operation under our current permit until the package has been renewed.

We are subject to oversight activities by the MPCA as well as the United States Environmental Protection Agency (“EPA”). There is always a risk that the EPA may enforce certain rules and regulations differently than the MPCA. Minnesota or EPA rules are subject to change, and any such changes could result in greater regulatory burdens on plant operations. We could also be subject to environmental or nuisance claims from adjacent property owners or residents in the area arising from possible foul smells or other air or water discharges from the plant. Such claims may have adverse results in court if we are deemed to have engaged in a nuisance that substantially impairs the fair use and enjoyment of real estate. Our management considers environmental compliance a top priority and strives to consistently meet the environmental standards of the MPCA and the EPA.

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

Ethanol Distribution

On December 24, 2008, we entered into an Ethanol Marketing Agreement (“Eco Agreement”) with EcoEnergy. Pursuant to the Eco Agreement, Eco-Energy agreed to purchase the entire ethanol output of our ethanol plant and to arrange for the transportation of ethanol; however, we are responsible for securing all of the rail cars necessary for the transportation of ethanol by rail. We pay Eco-Energy a certain percentage of the FOB plant price in consideration of Eco-Energy’ s services.

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

As of April 30, 2009, the fair values of our derivative instruments are reflected as a liability in the amount of $85,047. As of October 31, 2008, we recorded an asset for our derivative instruments in the amount of $568,822. There are several variables that could affect the extent to which our derivative instruments are impacted by fluctuations in the price of corn, ethanol, denaturant or natural gas. However, it is likely that commodity cash prices will have the greatest impact on the derivative instruments with delivery dates nearest the current cash price. As we move forward, additional protection may be necessary. As the prices of these hedged commodities move in reaction to market trends and information, our statement of operations will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for Granite Falls.

As of April 30, 2009, we had entered into derivative instruments to hedge 500,000 bushels of our future corn purchases through July 2009 for the purpose of minimizing risk from future market price fluctuations. We have used various option contracts as vehicles for these hedges.

As of April 30, 2009, we had price protection in place for approximately 71% of our natural gas needs through March 2010. As we move forward, we may determine that additional price protection for natural gas purchases is necessary to reduce our susceptibility to price increases. However, we may not be able to secure natural gas for prices less than current market price and we may not recover high costs of production resulting from high natural gas prices, which may raise our costs of production and reduce our net income.

The derivative accounts are reported at fair value as designated by our broker. We have categorized the cash flows related to the hedging activities in the same category as the item being hedged. We expect substantially all of our hedge positions outstanding as of April 30, 2009 to be realized and recognized by March 2010.

Critical Accounting Estimates

Management uses estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.

Liquidity and Capital Resources

The following table shows cash flows for the six months ended April 30, 2009 and 2008:

	2009	2008
Net cash provided by operating activities	$1,092,747	$7,679,947
Net cash used in investing activities	$(182,422)	$(227,236)
Net cash used in financing activities	$(507,239)	$(6,267,363)
Net increase (decrease) in cash	$403,086	$(1,185,348)

Operating Cash Flows. Cash provided by operating activities was $1,092,747 for the six months ended April 30, 2009, which was a decrease from $7,679,947 provided by operating activities for the six months ended April 30, 2008. Contributing to this decrease in cash provided by our operating activities is our negative net income, the decrease in the fair value of our derivative instruments and our increase in accrued liabilities compared to the six months ended April 30, 2008. Currently, our capital needs are being adequately met through cash flows from our operating activities and our currently available credit facilities.

Investing Cash Flows. Cash used in investing activities was ($182,422) for the six months ended April 30, 2009, compared to $227,236 for the six months ended April 30, 2008. During the six months ended April 30, 2008 we were investing in our crude corn oil extraction equipment.  This year we are investing in an upgrade to our mash cooler, which we expect to cost a total of approximately $325,000.

Financing Cash Flows. Cash used in financing activities was $507,239 for the six months ended April 30, 2009, compared to $6,267,363 for the six months ended April 30, 2008. In the six month period ended April 30, 2009, cash was used to decrease the revolving line of credit balance and principle payments on the Company’s EDA loans.

Indebtedness

Short-Term Debt Sources

The Company has a Loan Agreement with Minnwest Bank M.V. of Marshall, MN (the “Bank”). Under the Loan Agreement, the Company has a revolving line of credit with a maximum of a $10,000,000 available which is secured by substantially all of our assets. The interest rate on the revolving line of credit is at 6.0%. At April 30, 2009, the Company had a $2,090,000 outstanding balance on this line of credit.

Long-Term Debt Sources

We have paid off our term loans with FNBO and received a release of FNBO’s security interest in all of our tangible and intangible property, real and personal, which had served as collateral for our term loans.

Below is a summary of our remaining long term loans payable:

Note payable to City of Granite Falls/Minnesota Investment Fund, bearing interest of 1.0% due in quarterly installments of $15,807, payable in full on June 15, 2014, secured by a second mortgage on all assets. The outstanding balance at April 30, 2009 was $322,993.

Note payable to City of Granite Falls/Western Minnesota Revolving Loan Fund, bearing interest of 5.0% due in semi-annual installments of $6,109, payable in full on June 15, 2016, secured by a second mortgage on all assets. The outstanding balance at April 30, 2009 was $75,641.

Note payable to City of Granite Falls/Chippewa County, bearing interest of 3.0% due in semi-annual installments of $4,030, payable in full on June 15, 2021, secured by a second mortgage on all assets. The outstanding balance at April 30, 2009 was $83,495.

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

Interest Rate Risk

We are generally exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from our revolving line of credit and letters of credit with Minnwest Bank. As of April 30, 2009, we had a $2,090,000 outstanding balance on this revolving line of credit. The specifics of these credit facilities are discussed in greater detail in “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Short-Term Debt Sources.”

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

A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the fair value of our corn and natural gas prices and average ethanol price as of April 30, 2009, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from April 30, 2009. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of 4/30/2009	Approximate Adverse Change to Income
Natural Gas	475,000	MMBTU	10%	$285,000
Ethanol	51,000,000	Gallons	10%	$8,364,000
Corn	17,400,000	Bushels	10%	$6,960,000

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

Item 4T.  Disclosure Controls and Procedures.

Our management, including our Chief Executive Officer and General Manager (the principal executive officer), Tracey Olson, along with our Chief Financial Officer (the principal financial officer), Stacie Schuler, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2009. Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Our management, including our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred during the quarter ended April 30, 2009 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

On February 19, 2009, Granite Falls was notified that a Minnesota district court judge had granted an injunction preventing the Granite Falls Board of Governors from recognizing the sale of 2,000 membership units from Glacial Lakes to Fagen. The injunction states that no sale has occurred and nullifies the resolution adopted by the Granite Falls Board of Governors on January 13, 2009. The outcome of Glacial Lakes’ other claims are still pending. The Granite Falls Board of Governors is vigorously defending itself in this action. Glacial Lakes claims its damages in connection with this dispute are in excess of $50,000. No liabilities were recorded in connection with this dispute as of April 30, 2009.

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

Overcapacity within the ethanol industry has resulted in depressed ethanol prices. Excess capacity in the ethanol industry has had an adverse impact on our results of operations, cash flows and general financial condition. As of May 26, 2009, the Renewable Fuels Association reported that U.S. ethanol production capacity was approximately 12.6 billion gallons and that approximately 14% of that production capacity is not currently operational. Others estimate that 20% or more of the nation’s ethanol production capacity is currently idle. If excess ethanol production capacity and ethanol demand do not equalize, the market price of ethanol may decline to a level that is inadequate to generate sufficient cash flow to cover our costs.

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

Demand for ethanol may not continue to grow unless ethanol can be blended into gasoline in higher percentage blends for conventional automobiles. Currently, ethanol is blended with conventional gasoline for use in standard (non-flex fuel) vehicles to create a blend which is 10% ethanol and 90% conventional gasoline. Estimates indicate that approximately 135 billion gallons of gasoline are sold in the United States each year. Assuming that all gasoline in the United States is blended at a rate of 10% ethanol and 90% gasoline, the maximum demand for ethanol is 13.5 billion gallons. This is commonly referred to as the “blending wall”, which represents a theoretical limit where more ethanol cannot be blended into the national gasoline pool. Many in the ethanol industry believe that the ethanol industry will reach this blending wall in 2009 or 2010. In order to expand demand for ethanol, higher percentage blends of ethanol must be utilized in conventional automobiles. Such higher percentage blends of ethanol have recently become a contentious issue. Automobile manufacturers and environmental groups have fought against higher percentage ethanol blends. Currently, state and federal regulations prohibit the use of higher percentage ethanol blends in conventional automobiles and vehicle manufacturers have stated that using higher percentage ethanol blends in conventional vehicles would void the manufacturer’s warranty. Without increases in the allowable percentage blends of ethanol, demand for ethanol may not continue to increase which could decrease the selling price of ethanol and could result in our inability to operate the ethanol plant profitably which could reduce or eliminate the value of our units.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

We held our annual members meeting on Thursday, March 19, 2009, for the purpose of electing two governors to our Board of Governors. We had three nominees for the two open governor positions. Votes were solicited in person and by proxy.

Election of Governors

The following three persons were nominated to fill two open positions on our Board of Governors.  At our 2009 Annual Members Meeting two of the nominees were elected to serve on our Board of Governors until the 2012 annual members meeting and until their successors are duly elected and qualified:

Nominee	Votes For
Dean Buesing	6,455
Dennis Wagner	6,597
Rod Wilkison (incumbent)	7,373

Incumbent Rod Wilkison and Dennis Wagner were elected to the Board of Governors for three year terms. The other governors whose positions on the board continued after the meeting include our at-large elected governors, Ken Berg, Paul Enstad, Shannon Johnson, and Julie Oftedahl-Volstad, our appointed governors, Chad Core, Terry Mudgett, and Mark Schmidt, as well as our alternate governor, Myron Peterson.

Mr. Wilkison was initially appointed to an at-large board seat in December 2006 and elected as an at-large governor in 2007. Mr. Wilkison has served as a member of the Audit Committee since being elected as an at-large governor in 2007. He also served as a member of the Nominating Committee for the 2008 election of governors. Mr. Wilkison has been the owner and chief executive officer of Wilkison Consulting Service since 1985. Wilkison Consulting Service provides financial consulting, tax preparation, and monthly accounting services for farmers and small businesses. Prior to starting his consulting business, Mr. Wilkison worked for two different banks for over eleven years and continues to work closely with several area banks on joint clients. Mr. Wilkison graduated from Pipestone Area Vocational Technical Institute with a degree in Agricultural Banking. Mr. Wilkison is certified by the Minnesota Department of Agriculture as a Farm Business Management Instructor.

For the past five years, Mr. Wagner has been owner and president of Wagner Construction, Inc., a highway and heavy contractor specializing in sewer, water, grading and logging operations in South International Falls, MN. He has also been president of Wagner Logging since 1974. Mr. Wagner has been president of Logs-R-Us since 1988 and president of Recreational Land Developers since 2005. From 1980 to 1984, Mr. Wagner was vice president of Derden Forest Products. From 1993 to 2003, he was president of Nagurski Oil.

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

GRANITE FALLS ENERGY, LLC

June 12, 2009	/s/ Tracey L. Olson
Tracey L. Olson
Chief Executive Officer

June 12, 2009	/s/ Stacie Schuler
Stacie Schuler
Chief Financial Officer