Form 10-Q
period 2009-07-31
Granite Falls Energy, LLC
filed 2009-09-14
CIK 1181749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☐	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal quarter ended July 31, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of September 1, 2009 there were 30,656 membership units outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

GRANITE FALLS ENERGY, LLC

Condensed Balance Sheets

	July 31,	October 31,
	2009	2008
	(unaudited)
ASSETS

Current Assets
Cash	$1,809,006	$37,773
Restricted cash	825,549	1,000,000
Accounts receivable	2,741,091	3,790,454
Inventory	3,216,084	3,875,324
Derivative instruments	179,955	568,822
Prepaid expenses and other current assets	214,231	110,411
Total current assets	8,985,916	9,382,784

Property, Plant and Equipment
Land and improvements	3,490,107	3,490,107
Railroad improvements	4,127,738	4,127,738
Process equipment and tanks	59,221,289	59,140,218
Administration building	279,734	279,734
Office equipment	135,912	135,912
Rolling stock	563,007	563,007
Construction in progress	262,236	92,557
	68,080,023	67,829,273
Less accumulated depreciation	23,943,141	19,181,232
Net property, plant and equipment	44,136,882	48,648,041

Other Assets
Deferred financing costs, net of amortization	33,594	35,694

Total Assets	$53,156,392	$58,066,519

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities
Current portion of long-term debt	$74,810	$73,771
Revolving line of credit	—	2,560,500
Accounts payable	1,316,742	1,351,695
Corn payable to FCE - related party	1,033,546	—
Due to broker	—	238,581
Derivative instruments	94,080	—
Accrued liabilities	421,706	1,884,085
Total current liabilities	2,940,884	6,108,632

Long-Term Debt, less current portion	385,324	445,097

Commitments and Contingencies

Members’ Equity, 30,656 and 31,156 units authorized, issued, and outstanding, respectively	49,830,184	51,512,790

Total Liabilities and Members’ Equity	$53,156,392	$58,066,519

Notes to the Unaudited Condensed Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC

Condensed Statements of Operations

	Three Months	Three Months
	Ended	Ended
	July 31,	July 31,
	2009	2008
	(Unaudited)	(Unaudited)

Revenues	$25,829,076	$29,464,319 *

Cost of Goods Sold	23,899,283 *	33,663,068 *

Gross Profit (Loss)	1,929,793	(4,198,749)

Operating Expenses	533,995	1,195,004

Operating Income (Loss)	1,395,798	(5,393,753)

Other Income (Expense)
Other income	13,205	99,540
Interest income	2,330	6,789
Interest expense	(16,210)	(12,028)
Total other income (expense), net	(675)	94,301

Net Income (Loss)	$1,395,123	$(5,299,452)

Weighted Average Units Outstanding - Basic and Diluted	30,656	31,156

Net Gain (Loss) Per Unit - Basic and Diluted	$45.51	$(170.09)

Distributions Per Unit - Basic and Diluted	$—	$—

*  Primarily related party

Notes to the Unaudited Condensed Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC

Condensed Statements of Operations

	Nine Months	Nine Months
	Ended	Ended
	July 31,	July 31,
	2009	2008
	(Unaudited)	(Unaudited)

Revenues	$68,141,681	$72,781,686 *

Cost of Goods Sold	67,060,694 *	73,573,560 *

Gross Profit (Loss)	1,080,987	(791,874)

Operating Expenses	1,573,479	2,417,300

Operating Loss	(492,492)	(3,209,174)

Other Income (Expense):
Other income (expense), net	(618,298)	142,966
Interest income	8,036	32,226
Interest expense	(79,852)	(87,576)
Total other income (expense), net	(690,114)	87,616

Net Loss	$(1,182,606)	$(3,121,558)

Weighted Average Units Outstanding - Basic and Diluted	30,823	31,156

Net Loss Per Unit - Basic and Diluted	$(38.37)	$(100.19)

Distributions Per Unit - Basic and Diluted	$—	$—

*  Primarily related party

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC

Condensed Statements of Cash Flows

	Nine Months	Nine Months
	Ended	Ended
	July 31,	July 31,
	2009	2008
	(unaudited)	(unaudited)
Cash Flows from Operating Activities:
Net loss	$(1,182,606)	$(3,121,558)
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation and amortization	4,764,009	5,076,996
Change in fair value of derivative instruments	895,481	3,083,891
Changes in assets and liabilities:
Restricted cash	174,451	(2,177,402)
Derivative instruments	(412,534)	699,776
Accounts receivable	549,363	(1,388,173)
Inventory	659,240	103,068
Prepaid expenses and other current assets	(103,820)	1,022,825
Accounts payable	998,593	59,521
Due to broker	(238,581)	—
Accrued liabilities	(1,462,379)	419,560
Net Cash Provided by Operating Activities	4,641,217	3,778,504

Cash Flows from Investing Activities:
Capital expenditures	(81,071)	(104,976)
Construction in process	(169,679)	(570,033)
Net Cash Used in Investing Activities	(250,750)	(675,009)

Cash Flows from Financing Activities:
Proceeds on short-term notes payable	—	(1,000,000)
Proceeds (payments) on revolving line of credit, net	(2,560,500)	2,703,500
Payments on long-term debt	(58,734)	(57,724)
Member distributions paid	—	(6,231,200)
Net Cash Used in Financing Activities	(2,619,234)	(4,585,424)

Net Increase (Decrease) in Cash	1,771,233	(1,481,929)

Cash – Beginning of Period	37,773	3,963,425

Cash – End of Period	$1,809,006	$2,481,496

Supplemental Cash Flow Information

Cash paid during the period for:
Interest expense	$72,185	$75,740

Supplemental Disclosure of Noncash Investing, Operating and Financing Activities

Transfer of construction in process to fixed assets	$—	$767,681

Accounts receivable offset by repurchase of membership units	$500,000	$—

Notes to the Unaudited Condensed Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC

Notes to Unaudited Condensed Financial Statements

July 31, 2009

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed balance sheet as of October 31, 2008 is derived from audited financial statements. The unaudited interim condensed financial statements of Granite Falls Energy, LLC (the “Company”) reflect all adjustments consisting only of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of their financial position and results of operations and cash flows. The results for the three and nine month periods ended July 31, 2009 are not necessarily indicative of the results that may be expected for a full fiscal year. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) are condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), although the Company believes that the disclosures made are adequate to make the information not misleading. These condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in its annual report for the year ended October 31, 2008 filed on Form 10-K with the SEC.

Nature of Business

Granite Falls Energy, LLC (“GFE” or the “Company”) is a Minnesota limited liability company currently producing fuel-grade ethanol, distillers grains, and crude corn oil near Granite Falls, Minnesota and sells these products throughout the continental United States.  GFE’s plant has an approximate annual production capacity of 50 million gallons, and its environmental permits allow the Company to produce ethanol at a rate of 49.9 million gallons of undenatured ethanol on a twelve month rolling sum basis.

Accounting Estimates

Management uses estimates and assumptions in preparing these condensed financial statements in accordance with generally accepted accounting principles in the United States of America.  Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.  The Company uses estimates and assumptions in accounting for the following significant matters, among others: economic lives of property, plant, and equipment, realizability of accounts receivable, valuation of derivatives, and inventory, and analysis of long-lived assets impairment. Actual results may differ from previously estimated amounts, and such differences may be material to our condensed financial statements. The Company periodically reviews estimates and assumptions, and the effects of revisions are reflected in the period in which the revision is made.

Revenue Recognition

The Company generally sells ethanol and related products pursuant to marketing agreements.  Revenues from the production of ethanol and the related products are recorded when the customer has taken title and has assumed the risks and rewards of ownership, prices are fixed or determinable and collectability is reasonably assured.  Title is generally assumed by the buyer at the end of the Company’s shipping point.

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

Ethanol marketing fees and commissions totaled approximately $213,000 and $192,000 for the three month periods ended July 31, 2009 and 2008, respectively. Ethanol marketing fees and commissions totaled approximately $540,000, and $523,000 for the nine month periods ended July 31, 2009 and 2008, respectively.  Distillers grain marketing fees and commissions totaled approximately $48,000 and $119,000 for the three month periods ended July 31, 2009 and 2008, respectively.  Distillers grain marketing fees and commissions totaled approximately

GRANITE FALLS ENERGY, LLC

Notes to Unaudited Condensed Financial Statements

July 31, 2009

$118,000 and $208,000 for the nine month periods ended July 31, 2009 and 2008, respectively.

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

The Company currently owns and operates an ethanol plant that has an approximate production capacity of 50 million gallons per year. The carrying value of these facilities at July 31, 2009 was approximately $44 million. In accordance with the Company’s policy for evaluating impairment of long-lived assets described above, management has evaluated the recoverability of the facilities based on projected future cash flows from operations over the facilities’ estimated useful lives.  Management has determined that the projected future undiscounted cash flows from operations of these facilities exceed their carrying value at July 31, 2009; therefore, no impairment loss was indicated or recognized.  In determining the projected future undiscounted cash flows, the Company has made significant assumptions concerning the future viability of the ethanol industry, the future price of corn in relation to the future price of ethanol and the overall demand in relation to production and supply capacity.

Derivative Instruments

From time to time the Company enters into derivative transactions to hedge its exposures to commodity price fluctuations.  The Company accounts for derivatives in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities. (“SFAS No. 133”). SFAS No. 133 requires the recognition of derivatives in the balance sheet and the measurement of these instruments at fair value.

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

GRANITE FALLS ENERGY, LLC

Notes to Unaudited Condensed Financial Statements

July 31, 2009

During the first calendar quarter of 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FAS Statement No. 133 (“SFAS 161”).  This statement requires holders of derivative instruments to provide qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses from derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  The Company adopted this statement duing the second fiscal quarter of 2009.  See further discussion in Note 4.

Fair Value of Financial Instruments

The carrying values of cash, restricted cash, accounts receivable, accounts payable, and accrued liabilities approximate fair value due to the short maturity of the instruments.  The Company believes the carrying amount of the line of credit and fixed rate long-term debt instruments approximates the fair value.

Subsequent Events

The Company has evaluated subsequent events through September 14, 2009, the date which the financial statements were available to be issued.

2.  RISKS AND UNCERTAINTIES

The Company has certain risks and uncertainties that it experiences during volatile market conditions such as what the Company experienced during fiscal 2008 and into 2009. These volatilities can have a severe impact on operations.  The Company’s revenues are derived from the sale and distribution of ethanol, distillers grains, and corn oil to customers primarily located in the United States.  Corn for the production process is supplied to the plant primarily from local agricultural producers through the Company’s grain procurement agent. For the three month period ended July 31, 2009, ethanol sales averaged 82% of total revenues and corn costs averaged 70% of cost of goods sold.

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

3.  INVENTORY

Inventory consists of the following:

	July 31, 2009	October 31, 2008
Raw materials	$1,286,586	$1,805,713
Spare parts	453,942	484,032
Work in process	480,530	573,416
Finished goods	995,026	1,012,163
Totals	$3,216,084	$3,875,324

4.  DERIVATIVE INSTRUMENTS

As of July 31, 2009, the Company has entered into corn, natural gas, and denaturant derivative instruments, which are required to be recorded as either assets or liabilities at fair value in the condensed balance sheet.  Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the derivative instrument and the related change in value of the underlying hedged item and when the Company formally documents, designates, and assesses the effectiveness of transactions that receive hedge accounting initially and on

GRANITE FALLS ENERGY, LLC

Notes to Unaudited Condensed Financial Statements

July 31, 2009

an on-going basis.  The Company must designate the hedging instruments based upon the exposure being hedged as a fair value hedge or a cash flow hedge.  While the Company does not typically designate the derivative instruments that it enters into as hedging instruments because of the administrative costs associated with the related accounting, the Company believes that the derivative instruments represent an economic hedge. The Company does not enter into derivative transactions for trading purposes.

In order to reduce the risk caused by market fluctuations, the Company occasionally hedges its anticipated corn, natural gas, and denaturant purchases and ethanol sales by entering into options and futures contracts.  These contracts are used with the intention to fix the purchase price of anticipated requirements of corn, natural gas, and denaturant in the Company’s ethanol production activities and the related sales price of ethanol.  The fair value of these contracts is based on quoted prices in active exchange-traded or over-the-counter markets. Although the Company believes its commodity derivative positions are economic hedges, none have been formally designated as a hedge for accounting purposes and derivative positions are recorded on the balance sheet at their fair market value, with changes in fair value recognized in current period earnings or losses. Gains and losses from ethanol related derivative instruments, including unrealized changes in the fair value of these positions, are included in the results of operations and are classified as a component of revenue. Gains and losses from corn, natural gas, and denaturant derivative instruments, including unrealized changes in the fair value of these positions, are included in the results of operations and are classified as a component of costs of goods sold. The Company does not enter into financial instruments for trading or speculative purposes. The Company records withdrawals and payments against the trade equity of derivative instruments as a reduction or increase in the value of the derivative instruments

As of July 31, 2009, the total notional amount of the Company’s outstanding corn derivative instruments was approximately 420,000 bushels that were entered into to hedge forecasted corn purchases through September 2009. As of July 31, 2009, the total notional amount of the Company’s outstanding natural gas derivative instruments was approximately 940,000 million British thermal units (MMBTU) that were entered into to hedge forecasted natural gas purchases through March 2010. As of July 31, 2009, the total notional amount of the Company’s outstanding denaturant derivative instruments was approximately 210,000 gallons that were entered into to hedge forecasted denaturant purchases through January 2010. There may be offsetting positions that are not shown on a net basis that could lower the notional amount of positions outstanding as disclosed above.

The following tables provide details regarding the Company’s derivative instruments at July 31, 2009, none of which are designated as hedging instruments under SFAS 133:

	Balance Sheet location	Assets	Liabilities

Corn contracts	Derivative instruments	$68,275	$—
Natural gas contracts	Derivative instruments	—	94,080
Denaturant contracts	Derivative instruments	111,680	—

Totals		$179,955	$94,080

In addition, as of July 31, 2009 the Company maintains approximately $225,549 of restricted cash related to margin requirements for the Company’s derivative instrument positions.

The following tables provide details regarding the gains and losses from Company’s derivative instruments in statements of operations, none of which are designated as hedging instruments under SFAS 133:

	Statement of	Three-Months Ended July 31,
	Operations location	2009	2008

Ethanol contracts	Revenue	$—	$(1,172,572)
Corn contracts	Cost of Goods Sold	(903,248)	(3,383,270)
Natural gas contracts	Cost of Goods Sold	(22,186)	(214,075)
Denaturant contracts	Cost of Goods Sold	158,404	—

Total loss		$(767,030)	$(4,769,917)

GRANITE FALLS ENERGY, LLC

Notes to Unaudited Condensed Financial Statements

July 31, 2009

	Statement of	Nine-Months Ended July 31,
	Operations location	2009	2008

Ethanol contracts	Revenue	$119,248	$(8,480,231)
Corn contracts	Cost of Goods Sold	(1,011,711)	5,610,415
Natural gas contracts	Cost of Goods Sold	(182,269)	(214,075)
Denaturant contracts	Cost of Goods Sold	179,250	—

Total loss		$(895,482)	$(3,083,891)

5.  REVOLVING LINE OF CREDIT

The Company has a Loan Agreement with Minnwest Bank M.V. of Marshall, MN (the “Bank”).  Under the Loan Agreement, the Company has a revolving line of credit with a maximum of $10,000,000 available and is secured by substantially all of the Company’s assets. On June 12, 2009, the revolving line of credit was amended to $6,000,000.  Our current line of credit is available until November 2010, at which time the line of credit will need to be renewed. The interest rate on the revolving line of credit is 0.25 percentage points above the prime rate as reported by the Wall Street Journal, with a minimum rate of 5.0%.  The interest rate on the revolving line of credit at July 31, 2009 was 5.0%, the minimum rate under the terms of the agreement.  At July 31, 2009, the Company had no outstanding balance on this line of credit.  The Company is required to maintain a $600,000 savings account balance with the Bank to serve as collateral on this line of credit.  This amount is included in restricted cash as of July 31, 2009.

During first quarter of fiscal year 2008, the Company transferred letters of credit totaling $610,750 from FNBO to Minnwest Bank.  These letters of credit were renewed for the same amount with Minnwest Bank on December 18, 2008.  On February 13, 2009, the outstanding balance of the letters of credit was reduced to $462,853 due to the reduction in the credit requirement by Northern Natural Gas.

6.  LONG-TERM DEBT

Long-term debt consists of the following:

	July 31, 2009	October 31, 2008
Economic Development Authority (“EDA”) Loans:
City of Granite Fall / MIF	$307,993	$352,880
Western Minnesota RLF	71,423	79,756
Chippewa County	80,718	86,232
Total EDA Loan	460,134	518,868

Less: Current Maturities	(74,810)	(73,771)
Total Long-Term Debt	$385,324	$445,097

The estimated maturities of long term debt at July 31, 2009 are as follows:

2009	$74,810
2010	76,031
2011	77,286
2012	78,575
2013	79,901
Thereafter	73,531
Total	$460,134

GRANITE FALLS ENERGY, LLC

Notes to Unaudited Condensed Financial Statements

July 31, 2009

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

7. LEASES

On October 3, 2005, the Company signed a lease agreement with Trinity Industries Leasing Company (“Trinity”) for 75 hopper cars to assist us with the transport of distiller’s grains by rail. The lease is for a five-year period once the cars have been delivered and inspected in Granite Falls, MN. Based on final manufacturing and interest costs, the Company will pay Trinity $673 per month plus $0.03 per mile traveled in excess of 36,000 miles per year.  Rent expense for these leases was approximately $152,000 and $149,000 for the three months ended July 31, 2009 and 2008, respectively.  Rent expense for these leases was approximately $453,000 and $446,000 for the nine month periods ended July 31, 2009 and 2008, respectively.

In February 2009, the Company assumed three rail car leases for the transportation of the Company’s ethanol.  The rail car lease payments are due monthly in the aggregate amount of approximately $89,000.

At July 31, the Company had the following minimum commitments, which at inception had non-cancelable terms of more than one year:

Periods Ending October 31,

2009	$533,432
2010	1,059,564
2011	1,054,974
2012	1,015,644
2013	771,114
Thereafter	1,070,318
Total minimum lease commitments	$5,505,046

GRANITE FALLS ENERGY, LLC

Notes to Unaudited Condensed Financial Statements

July 31, 2009

8. MEMBERS’ EQUITY

The Company has one class of membership units.   The units have no par value and have identical rights, obligations and privileges.  Income and losses are allocated to all members based upon their respective percentage of units held. In January 2009, the Company repurchased 500 units at the original offering price of $1,000 per unit from its former ethanol marketer.  As of July 31, 2009 and October 31, 2008, the Company had 30,656 and 31,156 membership units issued and outstanding, respectively.

9. FAIR VALUE

SFAS No. 157, Fair Value Measurements (“SFAS 157”) defines fair value, outlines a framework for measuring fair value (although it does not expand the required use of fair value) and details the required disclosures about fair value measurements. Effective November 1, 2008, the Company adopted SFAS 157 except for certain nonfinancial assets and liabilities with respect to the deferral under FASB Staff Position 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). The adoption of SFAS 157 did not have a material effect on the Company’s financial position or the results of operations, or cash flows for the three and nine month periods. SFAS 157’s requirements for certain nonfinancial assets and liabilities recognized or disclosed at fair value on a nonrecurring basis are deferred until fiscal years beginning after November 15, 2008 in accordance with FSP 157-2. At the present time, the Company does not have any nonfinancial assets or liabilities that would require fair value recognition or disclosures under SFAS 157.

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

The following table provides information on those assets and liabilities that are measured at fair value on a recurring basis:

	July 31, 2009
	Fair Value Carrying
	Amount in the	Fair Value Measurement Using
	Balance Sheet	Level 1	Level 2	Level 3
Derivative instruments	$179,955	$179,955	$—	$—
Derivative instruments	$(94,080)	(94,080)	—	—

Derivative instruments approximate their fair value based on quoted prices in active exchange-traded or over-the-counter markets.

GRANITE FALLS ENERGY, LLC

Notes to Unaudited Condensed Financial Statements

July 31, 2009

10. COMMITMENTS AND CONTINGENCIES

Corn Storage and Grain Handling Agreement and Purchase Commitments

The Company has a corn storage and grain handling agreement with a Farmers Cooperative Elevator (FCE), a member. Under this agreement, the Company agrees to purchase all of the corn needed for the operation of the plant from FCE. The price of the corn purchased will be the bid price FCE establishes for the plant plus a fee of $0.05 per bushel. The Company did not have any forward contracts in place with FCE for corn purchases at July 31, 2009.

Operating and Management Agreement

On August 1, 2008, the Company and Glacial Lakes Energy, LLC (“GLE”) executed a settlement agreement and mutual release related to the dispute with GLE over the termination of the Operating and Management Agreement. The Company has agreed to pay GLE a contingent amount of 2% of net income of the Company, as defined per the agreement, for each of the fiscal years ending October 31, 2008 and 2009 and 1.5% of net income of the Company, as defined per the agreement, for the fiscal year ending October 31, 2010. As of July 31, 2009, the Company has not accrued for any contingent amounts due on this agreement.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three and nine month periods ended July 31, 2009, compared to the same period of the prior fiscal year. This discussion should be read in conjunction with the condensed financial statements and notes and the information contained in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2008.

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

•                 Our ability to profitably operate the ethanol plant and maintain a positive spread between the selling price of our products and our raw materials costs;

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

Results of Operations for the Three Months Ended July 31, 2009 and 2008

The following table shows the results of our operations and the approximate percentage of revenues, costs of goods sold, operating expenses and other items to total revenues in our unaudited statements of operations for the three months ended July 31, 2009 and 2008:

	Three Months		Three Months
	Ended July 31, 2009		Ended July 31, 2008
	(Unaudited)		(Unaudited)
Statement of Operations Data	Amount	Percent	Amount	Percent
Revenues	$25,829,076	100.00%	$29,464,319	100.00%

Cost of Goods Sold	23,899,283	92.53%	33,663,068	114.25%

Gross Profit (Loss)	1,929,793	7.47%	(4,198,749)	(14.25)%

Operating Expenses	533,995	2.07%	1,195,004	4.06%

Operating Income (Loss)	1,395,798	5.40%	(5,393,753)	(18.31)%

Other Income (Expense), net	(675)	(0.00)%	94,301	0.32%

Net Income (Loss)	$1,395,123	5.40%	$(5,299,452)	(17.99)%

Revenues

Our revenues from operations come from three primary sources: sales of fuel ethanol, sales of distillers grains and sales of corn oil.

The following table shows the sources of our revenue for the three months ended July 31, 2009.

	Amount	Percentage of Total Revenues
Revenue Sources
Ethanol Sales	$21,092,398	81.66%
Distillers Grains Sales	4,362,830	16.89
Corn Oil Sales	373,848	1.45
Ethanol Derivative Activity Gains (Losses)	—	—
Total Revenues	$25,829,076	100.0%

The following table shows the sources of our revenue for the three months ended July 31, 2008:

	Amount	Percentage of Total Revenues
Revenue Sources
Ethanol Sales	$25,646,031	87.04%
Distillers Grains Sales	4,445,805	15.09
Corn Oil Sales	545,055	1.85
Ethanol Derivative Activity Gains (Losses)	(1,172,572)	(3.98)
Total Revenues	$29,464,319	100.0%

The following table shows additional data regarding production and price levels for our primary inputs and products for the three months ended July 31, 2009 and 2008:

	Three Months ended July 31, 2009	Three Months ended July 31, 2008
Additional Data
Ethanol sold (gallons)	13,519,117	11,172,852
Dried distillers grains sold (tons)	33,747	29,384
Modified distillers grains sold (tons)	4,465	188
Corn oil sold (pounds)	1,752,460	1,313,595
Ethanol average price per gallon (net of hedging activity)	$1.56	$2.19
Dried distillers grains average price per ton	$121.85	$151.13
Modified distillers grains average price per ton	$63.73	$26.89
Corn oil average price per pound	$0.21	$0.42
Corn costs per bushel (net of hedging activity)	$3.78	$6.78

Revenues.

In the three month period ended July 31, 2009, ethanol sales comprised approximately 81.7% of our revenues and distillers grains sales comprised approximately 16.9% percent of our revenues, while corn oil sales comprised approximately 1.5% of our revenues. For the three month period ended July 31, 2008, ethanol sales comprised approximately 87.0% of our revenue, and distillers grains sales comprised approximately 15.1% of our revenue, without including ethanol derivatives, while corn oil sales comprised approximately 1.9% of our revenues.

Management believes that distillers grains represent a larger proportion of our revenues during the three months ended July 31, 2009 compared to the same period of 2008 as a result of lower ethanol prices and higher modified distillers grains prices we received during our third fiscal quarter of 2009 compared to the same period of 2008. A second factor driving our revenues for our third fiscal quarter of 2009 compared to the same period of 2008 is our increased production of ethanol, distillers grains and corn oil. In November 2008 we increased our production of ethanol from a rate of 45 million gallon per year rate to a 50 million gallon per year.

The average ethanol sales price we received for the three month period ended July 31, 2009 was approximately

28.8% lower than our average ethanol sales price for the comparable 2008 period. Management attributes this decrease to a surplus of ethanol and the corresponding decline in ethanol prices, and the decrease in commodity prices generally, due to the worldwide economic slowdown. Management anticipates that the price of ethanol may remain steady or increase during the last quarter of our 2009 fiscal year as a result of slowly improving worldwide economics, which seems to be positively affecting the market prices of crude oil and gasoline.

Management also anticipates that our results of operations for our 2009 fiscal year will continue to be affected by high corn prices, a surplus of ethanol which results in low ethanol prices, and volatility in the commodity markets. As a result of these factors, management anticipates that the ethanol plant may not operate profitably for our fiscal year ending October 31, 2009. If the price of ethanol remains low for an extended period of time, management anticipates that this could significantly impact our liquidity, especially if our raw material costs increase. Management believes the industry will need to continue to grow demand and further develop an ethanol distribution system to facilitate additional blending of ethanol and gasoline to offset the increased supply brought to the marketplace by additional production. Going forward, we are optimistic that ethanol demand will continue to grow and ethanol distribution will continue to expand as a result of the positive blend economics that currently exist once the Volumetric Ethanol Excise Tax Credit is accounted for by the gasoline refiners and blenders.

The price we received for our dried distillers grains decreased during the three month period ended July 31, 2009 compared to the same period of 2008.  Prior to November 2008 we were not producing modified distillers grains on a regular basis and any modified distillers grains we sold was off specification product and sold at a discount.  However, after November 2008 we began producing and selling modified distillers grains and the price we received for our modified distillers grains increased by approximately 137.0% during the three month period ended July 31, 2009 compared to the same period of 2008.  We anticipate that the market price of our dried distillers grains will continue to be volatile as a result of changes in the price of corn and competing animal feed substitutes such as soybean meal as well as volatility in distillers grains supplies related to changes in ethanol production. Economic distress in the livestock industry has resulted in decreased demand for animal feed, including distillers grains, which may result in a weaker distillers grain market during our last quarter of the 2009 fiscal year.

We independently market our corn oil which is used primarily as a biodiesel feedstock and as a supplement for animal feed. Corn oil sales accounted for approximately 1.5% of our revenues during our quarter ended July 31, 2009.

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

Cost of Sales

Our costs of goods sold as a percentage of revenues were approximately 92.5% for the three month period ended July 31, 2009 compared to approximately 114.3% for the same period of 2008.  Our two largest costs of production are corn (73.6% of cost of goods sold for our three months ended July 31, 2009) and natural gas (8.6% of cost of goods sold for our three months ended July 31, 2009).  Our cost of goods sold decreased by approximately $9,760,000 in the three months ended July 31, 2009, compared to the three months ended July 31, 2008, even though our revenue only decreased by approximately $3,600,000.  This decrease in the cost of goods sold is primarily a result of decreased corn and natural gas costs. Our per bushel corn costs decreased by approximately 44.3% for the three months ended July 31, 2009 as compared to the same period for our 2008 fiscal year.  Even with increased corn consumption and corresponding ethanol production our aggregate cost of goods sold decreased, resulting in positive margins in the quarter ending July 31, 2009.

We anticipate that corn prices will continue to be volatile throughout the remainder of the growing season. Cooler weather in the corn belt has caused speculation of a damaging frost, which has caused the price of corn to remain strong. However, we anticipate that corn prices may decrease somewhat following harvest if projected corn yields are realized.  We expect that the poor conditions associated with the global economic slowdown and the economic distress in the domestic livestock industry will ultimately reduce the demand for corn. We anticipate that this may reduce corn prices during the first portion of the new marketing year, which coincides with the last month of our fiscal year ending October 31, 2009 and the first quarter of our fiscal year ending October 31, 2010. We performed a lower of cost or market analysis on inventory as of July 31, 2009 and determined that the market values of certain inventories were not less than their carrying value.

As of September 11, 2009, the United States Department of Agriculture estimated that 2009 corn acres harvested will be up approximately 1.7% from 2008. The USDA attributes the increase in 2009 corn acreage to strong corn prices during the corn planting season. The USDA also reports that the average yield per acre will be higher in 2009 than in 2008. As of the September 11, 2009 report, the UDSA reported total anticipated corn production of approximately 13.0 billion bushels, up approximately 7.0% from 2008. Accordingly, if this large corn crop materializes, management expects corn prices to be weaker during the last quarter of the 2009 calendar year.

For the three month period ended July 31, 2009, we experienced a decrease of approximately 42.0% in natural gas prices compared to the same period of 2008.  We attribute this significant decrease in natural gas prices to the excess supply in the natural gas market.  We expect the market price for natural gas to remain low in the near term as we continue to endure the worldwide economic slowdown and the resulting decreased energy demand. Our natural gas consumption increased by approximately 15.4% for the three month period ended July 31, 2009 compared to the same period of 2008. We attribute this increase in natural gas consumption with our 21.0% increase in ethanol production during the three month period ended July 31, 2009 compared to the same period of 2008.

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

Operating Expense

Our operating expenses as a percentage of revenues were lower for the three month period ended July 31, 2009 than they were for the same period ended July 31, 2008. These percentages were approximately 2.1% and 4.1% for the three months ended July 31, 2009 and 2008, respectively. This decrease in operating expenses is primarily due to increased operating efficiencies and a concerted effort by management and staff to lower our operating expenses.  We expect that going forward our operating expenses will remain relatively steady.

Operating Income (Loss)

Our income from operations for the three months ended July 31, 2009 was approximately 5.4% of our revenues compared to a loss of approximately 18.3% of our revenues for the three months ended July 31, 2008. For the three months ended July 31, 2009, we reported operating income of approximately $1,396,000 and for the three months ended July 31, 2008, we had an operating loss of approximately $5,394,000. This significant increase in our operating income is primarily due to lower corn costs relative to ethanol prices.

Interest Expense and Interest Income

Interest expense for the three months ended July 31, 2009, was less that one tenth of one percent of our revenue and totaled approximately $16,000, compared to approximately $12,000 interest expense for the three months ended July 31, 2008. This minor increase in interest expense is due primarily to an increase in the outstanding balance we carried on our revolving line of credit at Minnwest Bank during part of our third quarter ended July 31, 2009. As of July 31, 2009, we had no outstanding balance on this line of credit.

Results of Operations for the Nine Months Ended July 31, 2009 and 2008

The following table shows the results of our operations and the approximate percentage of revenues, costs of sales, operating expenses and other items to total revenues in our unaudited statements of operations for the nine months ended July 31, 2009 and 2008:

	Nine Months Ended July 31, 2009 (Unaudited)		Nine Months Ended July 31, 2008 (Unaudited)
Statement of Operations Data	Amount	Percent	Amount	Percent
Revenues	$68,141,681	100.00%	$72,781,686	100.0%

Cost of Goods Sold	67,060,694	98.41%	73,573,560	101.09%

Gross Profit (Loss)	1,080,987	1.59%	(791,874)	(1.09)%

Operating Expenses	1,573,479	2.31%	2,417,300	3.32%

Operating Loss	(492,492)	(0.72)%	(3,209,174)	(4.41)%

Other Income (Expense), net	(690,114)	(1.01)%	87,616	0.12%

Net Loss	$(1,182,606)	(1.74)%	$(3,121,558)	(4.29)%

Revenues

Our revenues from operations come from three primary sources: sales of fuel ethanol, sales of distillers grains and sales of corn oil.

The following table shows the sources of our revenue for the nine months ended July 31, 2009.

	Amount	Percentage of Total Revenues
Revenue Sources
Ethanol Sales	$55,331,232	81.19%
Distillers Grains Sales	11,855,675	17.40
Corn Oil Sales	835,525	1.23
Ethanol Derivative Activity Gains/ (Losses)	119,249	0.18
Total Revenues	$68,141,681	100.00%

The following table shows the sources of our revenue for the nine months ended July 31, 2008:

	Amount	Percentage of Total Revenues
Revenue Sources
Ethanol Sales	$69,512,289	95.51%
Distillers Grains Sales	11,204,573	15.39
Corn Oil Sales	545,055	0.75
Ethanol Derivative Activity Gains/ (Losses)	(8,480,231)	(11.65)
Total Revenues	$72,781,686	100.00%

The following table shows additional data regarding production and price levels for our primary inputs and products for the nine months ended July 31, 2009 and 2008:

	Nine Months ended July 31, 2009	Nine Months ended July 31, 2008
Additional Data
Ethanol sold (gallons)	37,399,698	34,024,530
Dried distillers grains sold (tons)	95,246	92,275
Modified distillers grains sold (tons)	13,211	1,088
Corn oil sold (pounds)	4,634,820	1,314,315
Ethanol average price per gallon (net of hedging activity)	$1.49	$1.80
Dried distillers grains average price per ton	$115.57	$121.11
Modified distillers grains average price per ton	$64.14	$27.18
Corn oil average price per pound	$0.18	$0.42
Corn costs per bushel (net of hedging activity)	$3.52	$4.51

Revenues

In the nine month period ended July 31, 2009, ethanol sales comprised approximately 81.2% of our revenues and distillers grains sales comprised approximately 17.4% percent of our revenues. For the nine month period ended July 31, 2008, ethanol sales comprised approximately 95.5% of our revenue, without accounting for ethanol hedging, and distillers grains sales comprised approximately 15.4% of our revenue. Revenue from the sale of corn oil for the nine month period ended July 31, 2009 comprised approximately 1.2% of our revenue and .0.8% of our revenue for the nine months ending July 31, 2008. This increase in our percentage of revenue from the sale of corn oil is due to the fact that we did not begin producing corn oil until the third quarter of our 2008 fiscal year.

Management believes that distillers grains represent a larger proportion of our revenues during the nine months ended July 31, 2009 compared to the same period of 2008 as a result of lower ethanol prices and higher distillers grains prices we received during our first three quarters of fiscal year 2009 compared to the same period of 2008. Our revenues were lower for our first three quarters of fiscal year 2009 compared to the same period of 2008 primarily as a result of lower ethanol prices, despite our increase in ethanol production.

The average ethanol sales price we received for the nine month period ended July 31, 2009 was approximately 17.2% lower than our average ethanol sales price for the comparable 2008 period. Management attributes this decrease in ethanol prices with the decrease in commodity prices generally as a result of the worldwide economic slowdown. Management anticipates the price of ethanol may remain steady or increase during the last quarter of our 2009 fiscal year as a result of an increase in fuel demand and slowly improving worldwide economics which seem to be positively affecting the market prices of crude oil and gasoline.

The price we received for our dried distillers grains decreased by approximately 4.5% during the nine month period ended July 31, 2009 compared to the same period of 2008. Management attributes this decrease in the price of our dried distillers grains to overall lower feed and grain costs and weaker demand for livestock feed generally. Prior to November 2008 we were not producing modified distillers grains on a regular basis and any modified distillers grains we sold at a discount as off specification product.  However, after November 2008 we began producing and selling modified distillers grains and the price we received for our modified distillers grains increased by approximately 136.0% during the nine month period ended July 31, 2009 compared to the same period of 2008.  We anticipate that the market price of distillers grains will continue to be volatile as a result of changes in the price of corn and competing animal feed substitutes such as soybean meal. In addition, economic distress in the livestock industry has resulted in decreased demand for animal feed, including all types of distillers grains, which may contribute to a weaker distillers grain market during our last quarter of the 2009 fiscal year.

Cost of Sales

Our costs of goods sold as a percentage of revenues were approximately 98.4% for the nine month period ended July 31, 2009 compared to 101.1% for the same period of 2008. Our two largest costs of production are corn (68.4% of cost of goods sold for our nine months ended July 31, 2009) and natural gas (13.8% of cost of goods sold for our nine months ended July 31, 2009). Our cost of goods sold decreased by approximately $6,500,000 in the nine months ended July 31, 2009, compared to the nine months ended July 31, 2008, while our revenue for the same period decreased by approximately $4,600,000. This decrease in the cost of goods sold is primarily a result of lower corn prices and lower natural gas prices.

Operating Expense

Our operating expenses as a percentage of revenues were slightly lower for the nine month period ended July 31, 2009 than they were for the same period ended July 31, 2008. These percentages were 2.3% and 3.3% for the nine months ended July 31, 2009 and 2008, respectively. This decrease in operating expenses is primarily due to increased operating efficiencies and a concerted effort by our management and staff to lower our operating expenses. We expect that going forward our operating expenses will remain relatively steady.

Operating Income (Loss)

Our loss from operations for the nine months ended July 31, 2009 was approximately 0.7% of our revenues compared to a loss of approximately 4.4% of our revenues for the nine months ended July 31, 2008. This increase in our operating performance is primarily due to a decrease in the price of corn relative to the price of ethanol and the corresponding improvement in our operating margins.

Other Income and Other Expense

Other expense for the nine months ended July 31, 2009, was approximately 1.0% of our revenue and totaled approximately $690,000. Other income for the nine months ended July 31, 2008 was immaterial relative to our revenue and totaled approximately $87,000. This increase in other expense is due primarily to the termination fee of approximately $780,000 that we incurred in connection with the termination of our ethanol marketing agreement with Aventine Renewable Energy, Inc. during our fiscal quarter ended January 31, 2009, which was offset by consulting income of approximately $120,000.

Interest Expense

Interest expense for the nine months ended July 31, 2009, was approximately $80,000. Interest expense for the nine months ended July 31, 2008 was approximately $87,000. This reduction in interest expense is due primarily to a reduction in our outstanding debt.

Changes in Financial Condition for the Nine Months Ended July 31, 2009

The following table highlights the changes in our financial condition for the nine months ended July 31, 2009 from our previous fiscal year ended October 31, 2008:

	July 31, 2009	October 31, 2008
Current Assets	$8,985,916	$9,382,784
Current Liabilities	$2,940,884	$6,108,632
Long-Term Debt	$385,324	$445,097
Members’ Equity	$49,830,184	$51,512,790

Total assets were approximately $53,000,000 at July 31, 2009 compared to approximately $58,000,000 at October 31, 2008. This decrease in total assets is primarily a result of approximately $4,800,000 of depreciation expense, which reduces the carrying value of our property, plant and equipment on our balance sheet.

Current assets totaled approximately $9,000,000 at July 31, 2009, a slight decrease from approximately $9,400,000 at October 31, 2008. The change resulted primarily from a decrease in our accounts receivable, inventory, outstanding derivative instruments and our restricted cash requirements.

Total current liabilities totaled approximately $2,900,000 at July 31, 2009 compared to approximately $6,100,000 at October 31, 2008. At October 31, 2008 we accrued a write down of approximately $1,300,000 on our forward corn contracts to net realizable value. At July 31, 2009 no such accrual was required so there was a decrease of approximately $1,500,000 in our accrued liabilities. Long-term debt decreased slightly from approximately $445,000 at October 31, 2008 to approximately $385,000 at July 31, 2009 as we continue to pay down our EDA loans.

We did not make any distributions to our members during the first nine months of our 2009 fiscal year. Further, as a result of the operating losses incurred so far this fiscal year we do not currently expect to make any distributions during our 2009 fiscal year.

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

Trends and Uncertainties Impacting the Ethanol and Distillers Grains Industries and Our Future Revenues

Our revenues primarily consist of sales of the ethanol and distillers grains we produce; however, we also realize revenue from the sale of corn oil we separate from our distillers syrup. The price we received for ethanol decreased during our fiscal quarter ended July 31, 2009 in conjunction with a decreases in the market price of gasoline during that period. Management anticipates stronger ethanol demand and higher ethanol prices as a result of slowly improving worldwide economic conditions.  Management also anticipates that our results of operations for our 2009 fiscal year will continue to be affected by relatively high corn prices and relatively low ethanol prices. If the price of ethanol remains low for an extended period of time, management anticipates that this could significantly impact our liquidity, especially if our raw material costs increase. The ethanol industry needs to continue to expand the market for distillers grains in order to maintain current distillers grains prices. In addition, economic distress in the livestock industry has resulted in decreased demand for animal feed, including all types of distillers grains, which may contribute to a weaker distillers grain market during our last quarter of the 2009 fiscal year.

According to the Renewable Fuels Association (“RFA”), as of August 4, 2009, there were 201 ethanol plants nationwide with the capacity to produce approximately 13.1 billion gallons of ethanol annually. The RFA estimates that plants with an annual production capacity of approximately 11.5 billion gallons are currently operating and that approximately 14% of the nameplate production capacity is not currently operational. An additional 16 plants are currently under construction or expansion, which may add an estimated 1.5 billion gallons of annual ethanol production capacity when they are completed. Accordingly, management believes the production capacity of the ethanol industry is greater than ethanol demand which may continue to depress ethanol prices. This overcapacity issue may be exacerbated by increased production from plants that had previously slowed their rate of production or idled altogether due to poor operating margins.

According to the Energy Information Administration, 2008 ethanol demand was 9.5 billion gallons which is significantly less than the current production capacity of the ethanol industry. Pursuant to the National Renewable Fuels Standard, renewable fuels must be blended into 11.1 billion gallons of fuel in 2009, however, corn based ethanol can only account for 10.5 billion gallons of the RFS. Therefore, management anticipates that ethanol demand will be capped at approximately 10.5 billion gallons for 2009. In previous years, more ethanol was blended than was required by the RFS as a result of the price of ethanol being less than the price of gasoline. During our quarter ended July 31, 2009, the difference in price between ethanol and gasoline, along with the value of the Volumetric Ethanol Excise Tax Credit, presented a strong incentive for gasoline blenders to utilize ethanol which has increased ethanol demand and increased ethanol prices. Gasoline prices continue to be higher than ethanol prices and there is more economic incentive for blenders to use more ethanol.

Currently, ethanol is primarily blended with conventional gasoline for use in standard (non-flex fuel) vehicles to create a blend which is 10% ethanol and 90% conventional gasoline. Estimates indicate that approximately 135 billion gallons of gasoline are sold in the United States each year. However, gasoline demand may be shrinking in the United States as a result of the global economic slowdown. Assuming that all gasoline in the United States is blended at a rate of 10% ethanol and 90% gasoline, the maximum demand for ethanol is 13.5 billion gallons. This is commonly referred to as the “blending wall”, which represents a limit where more ethanol cannot be blended into the national gasoline pool. This is a theoretical limit since it is believed it would not be possible to blend ethanol into every gallon of gasoline that is used in the United States and it discounts higher percentage blends of ethanol such as E85 used in flex fuel vehicles. Many believe that the ethanol industry reached this blending wall in 2009. In addition, the RFS requires the use of 36 billion gallons of renewable fuels being used each year by 2022. The Energy Independence and Security Act of 2007 also requires the increased use of “advanced” biofuels, which are alternative biofuels produced without using corn starch such as cellulosic ethanol and biomass-based diesel, with 21 billion gallons of the mandated 36 billion gallons of renewable fuel required to come from advanced biofuels by 2022.

In order to meet the RFS and expand demand for ethanol, higher blends of ethanol must be utilized in conventional automobiles. Such higher blends of ethanol have recently become a contentious issue. Automobile manufacturers and environmental groups have fought against higher ethanol blends. Currently, state and federal regulations prohibit the use of higher ethanol blends in conventional automobiles and vehicle manufacturers have indicated that using higher blends of ethanol in conventional automobiles would void the manufacturer’s warranty. Without increases in the allowable percentage blends of ethanol, demand for ethanol may not continue to increase. An ethanol industry interest group has requested that the Administrator of the United Stated Environmental Protection Agency approve a waiver of the 10% limit on ethanol blending and increase the limit on the amount of ethanol in our nation’s gasoline supply to 15%.  The EPA must grant or deny this waiver by December 1, 2009.  If the waiver is granted and current blend economics persist, we expect ethanol demand to increase. The ethanol industry must continue to expand demand for ethanol in order to support the market price of ethanol.

Trends and Uncertainties Impacting the Corn and Natural Gas Markets and Our Future Cost of Goods Sold

Our costs of our goods sold consist primarily of costs relating to the corn and natural gas supplies necessary to produce ethanol and distillers grains for sale. We grind approximately 1,450,000 bushels of corn each month. For the quarter ended July 31, 2009, our average cost of corn, net of hedging activity, was approximately $3.78 per bushel, which is approximately $3.00 lower than our cost of corn for the same period ended July 31, 2008. We attempt to use hedging strategies to minimize our exposure to corn price movements; however, there is no guarantee or assurance that our hedging strategies will be effective.

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

Along with the requested production increase in the Air Permit, the National Pollutant Discharge Elimination System (“NPDES”) water discharge permit required a permit modification to ensure continued compliance.  The permit modification was also completed and received in September 2008.  The MPCA requires the NPDES permit to be renewed every five years.  A permit renewal package was submitted to the state in November 2008.  The MPCA has incorporated the permit renewal package into the 70 million gallon per year expansion package that was submitted in June 2009 described below. We are allowed to continue operation under our current permit until the new package has been approved.

In June of 2009, we submitted an application to the MPCA for operating our facility at a rate of 70 million gallons per year of undenatured ethanol. This application is part of an effort to explore our alternatives with respect to increasing ethanol production at our facility.  This application requires an updated Environmental Assessment Review, new air modeling, revising the Air Permit, NPDES permit, AST (Aboveground Storage Tank) permit and various other reviews. The proposal has been received at the MPCA offices and is currently under review by MPCA.

We are subject to oversight activities by the MPCA as well as the United States Environmental Protection Agency (“EPA”). There is always a risk that the EPA may enforce certain rules and regulations differently than the MPCA. Minnesota and EPA rules are subject to change, and any such changes could result in greater regulatory burdens on plant operations. We could also be subject to environmental or nuisance claims from adjacent property owners or residents in the area arising from possible foul smells or other air or water discharges from the plant. Such claims may have adverse results in court if we are deemed to have engaged in a nuisance that substantially impairs the fair use and enjoyment of real estate. Our management considers environmental compliance a top priority and strives to consistently meet the environmental standards of the MPCA and the EPA.

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

Contracting Activity

Farmers Cooperative Elevator Company supplies our corn. Eco-Energy, LLC markets our ethanol, and CHS, Inc. markets our distillers grains by rail. Each of these contracts is critical to our success and we are very dependent on each of these companies. Accordingly, the financial stability of these partners is critical to the successful operation of our business. We are independently marketing a portion of our distillers grains to local markets; however, if local markets do not support competitive prices we may market all of our distillers grains through CHS, Inc. We independently market a small portion of our ethanol production as E-85 to local retailers and all of the corn oil we produce is presently sold on the spot market.

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

As of July 31, 2009, the fair values of our derivative instruments are reflected as net asset in the amount of $86,000. As of October 31, 2008, we recorded an asset for our derivative instruments in the amount of $568,822. There are several variables that could affect the extent to which our derivative instruments are impacted by fluctuations in the price of corn, ethanol, denaturant or natural gas. However, it is likely that commodity cash prices will have the greatest impact on the derivative instruments with delivery dates nearest the current cash price. As we move forward, additional protection may be necessary. As the prices of these hedged commodities move in reaction to market trends and information, our statement of operations will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for Granite Falls.

As of July 31, 2009, we had entered into derivative instruments to hedge 420,000 bushels of our future corn purchases through September 2009 for the purpose of minimizing risk from future market price fluctuations. We have used various option contracts as vehicles for these hedges.

As of July 31, 2009, we had price protection in place for approximately 60% of our natural gas needs through March 2010. As we move forward, we may determine that additional price protection for natural gas purchases is necessary to reduce our susceptibility to price increases. However, we may not be able to secure natural gas for prices less than current market price and we may not recover high costs of production resulting from high natural gas prices, which may raise our costs of production and reduce our net income.

The derivative accounts are reported at fair value as designated by our broker. We have categorized the cash flows related to the hedging activities in the same category as the item being hedged. We expect substantially all of our hedge positions outstanding as of July 31, 2009 to be realized and recognized by March 2010.

Critical Accounting Estimates

Management uses estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.

Liquidity and Capital Resources

The following table shows cash flows for the nine months ended July 31, 2009 and 2008:

	2009	2008
Net cash provided by operating activities	$4,641,217	$3,778,504
Net cash used in investing activities	$(250,750)	$(675,009)
Net cash used in financing activities	$(2,619,234)	$(4,585,424)
Net increase (decrease) in cash	$1,771,233	$(1,481,929)

Operating Cash Flows. Cash provided by operating activities was approximately $4,600,000 for the nine months ended July 31, 2009, which was an increase from $3,800,000 provided by operating activities for the nine months ended July 31, 2008. Contributing to this increase in cash provided by our operating activities is the reduction in losses incurred during our nine months ended July 31, 2009 and our increased inventory compared to the nine months ended July 31, 2008. Currently, our capital needs are being adequately met through cash flows from our operating activities and our currently available credit facilities.

Investing Cash Flows. Cash used in investing activities was $250,750 for the nine months ended July 31, 2009,

compared to ($675,009) for the nine months ended July 31, 2008. During the nine months ended July 31, 2008 we were investing in our crude corn oil extraction equipment.  This year we are investing in an upgrade to our mash cooler, which we expect to cost a total of approximately $375,000.

Financing Cash Flows. Cash used in financing activities was $2,619,234 for the nine months ended July 31, 2009, compared to ($4,585,424) for the nine months ended July 31, 2008. In the nine month period ended July 31, 2009, cash was used to decrease the revolving line of credit balance and the principal balance on the Company’s EDA loans.

Indebtedness

Short-Term Debt Sources

The Company has a Loan Agreement with Minnwest Bank M.V. of Marshall, MN (the “Bank”). Under the Loan Agreement, the Company has a revolving line of credit with a maximum of $6,000,000 available which is secured by substantially all of our assets. The interest rate on the revolving line of credit is at 0.25 percentage points above the prime rate as reported by the Wall Street Journal, with a minimum rate of 5.0%. At July 31, 2009, the Company had no outstanding balance on this line of credit.

Long-Term Debt Sources

We have paid off our term loans with FNBO and received a release of FNBO’s security interest in all of our tangible and intangible property, real and personal, which had served as collateral for our term loans.

Below is a summary of our remaining long term loans payable:

Note payable to City of Granite Falls/Minnesota Investment Fund, bearing interest of 1.0% due in quarterly installments of $15,807, payable in full on June 15, 2014, secured by a second mortgage on all assets. The outstanding balance at July 31, 2009 was $307,993.

Note payable to City of Granite Falls/Western Minnesota Revolving Loan Fund, bearing interest of 5.0% due in semi-annual installments of $6,109, payable in full on June 15, 2016, secured by a second mortgage on all assets. The outstanding balance at July 31, 2009 was $71,423.

Note payable to City of Granite Falls/Chippewa County, bearing interest of 3.0% due in semi-annual installments of $4,030, payable in full on June 15, 2021, secured by a second mortgage on all assets. The outstanding balance at July 31, 2009 was $80,718.

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

Interest Rate Risk

We are generally exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from our revolving line of credit and letters of credit with Minnwest Bank. As of July 31, 2009, we did not have an outstanding balance on this revolving line of credit. The specifics of these credit facilities are discussed in greater detail in “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Short-Term Debt Sources.”

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

A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the fair value of our corn and natural gas prices and average ethanol price as of July 31, 2009, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from July 31, 2009. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of 7/31/2009	Approximate Adverse Change to Income
Natural Gas	900,000	MMBTU	10%	$517,500
Ethanol	49,000,000	Gallons	10%	$7,105,000
Corn	17,500,000	Bushels	10%	$6,050,000

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

Item 4T.  Controls and Procedures.

Our management, including our Chief Executive Officer and General Manager (the principal executive officer), Tracey Olson, along with our Chief Financial Officer (the principal financial officer), Stacie Schuler, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2009. Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and

Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Our management, including our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred during the quarter ended July 31, 2009 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

On September 3, 2009, the Minnesota district court administrator dismissed the lawsuit with prejudice and without costs or disbursements to any party.

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

Overcapacity within the ethanol industry has resulted in depressed ethanol prices. Excess capacity in the ethanol industry has had an adverse impact on our results of operations, cash flows and general financial condition. As of August 4, 2009, the Renewable Fuels Association reported that U.S. ethanol production capacity was approximately 13.1 billion gallons and that approximately 14% of that production capacity is not currently operational. If excess ethanol production capacity and ethanol demand do not equalize, the market price of ethanol may decline to a level that is inadequate to generate sufficient cash flow to cover our costs.

Demand for ethanol may not continue to grow unless ethanol can be blended into gasoline in higher percentage blends for conventional automobiles. Currently, ethanol is blended with conventional gasoline for use in standard (non-flex fuel) vehicles to create a blend which is 10% ethanol and 90% conventional gasoline. Estimates indicate that approximately 135 billion gallons of gasoline are sold in the United States each year. Assuming that all gasoline in the United States is blended at a rate of 10% ethanol and 90% gasoline, the maximum demand for ethanol is 13.5 billion gallons. This is commonly referred to as the “blending wall”, which represents a theoretical limit where more ethanol cannot be blended into the national gasoline pool. Many in the ethanol industry believe that the ethanol industry reached this blending wall in 2009. In order to expand demand for ethanol, higher percentage blends of ethanol must be utilized in conventional automobiles. Such higher percentage blends of ethanol have recently become a contentious issue. Automobile manufacturers and environmental groups have fought against higher percentage ethanol blends. Currently, state and federal regulations prohibit the use of higher percentage ethanol blends in conventional automobiles and vehicle manufacturers have stated that using higher percentage ethanol blends in conventional vehicles would void the manufacturer’s warranty. Without increases in the allowable percentage blends of ethanol, demand for ethanol may not continue to increase which could decrease the selling price of ethanol and could result in our inability to operate the ethanol plant profitably which could reduce or eliminate the value of our units.

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

GRANITE FALLS ENERGY, LLC

September 14, 2009	/s/ Tracey L. Olson
Tracey L. Olson
Chief Executive Officer

September 14, 2009	/s/ Stacie Schuler
Stacie Schuler
Chief Financial Officer