Form 10-K
period 2009-10-31
Granite Falls Energy, LLC
filed 2010-01-22
CIK 1181749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒        Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended October 31, 2009

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

Membership Units

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes  ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes  ☒ No

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes  ☒ No

As of January 22, 2010, the aggregate market value of the membership units held by non-affiliates (computed by reference to the most recent offering price of Class A membership units) was $23,812,000

As of January 22, 2010, there were 30,656 membership units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant has incorporated by reference into Part III of this Annual Report on Form 10-K portions of its definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Annual Report (October 31, 2009).  This proxy statement is referred to in this report as the 2010 Proxy Statement.

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

•                  Our ability to profitably operate the ethanol plant and maintain a positive spread between the selling price of our products and our raw material costs;

•                  Ethanol supply exceeding demand; and corresponding ethanol price reductions;

•                  Changes in the environmental regulations that apply to our plant operations and changes in our ability to comply with such regulations;

•                  Our ability to generate sufficient liquidity to fund our operations, any debt service requirements and any capital expenditures;

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

PART I.

ITEM 1.                  BUSINESS.

Business Development

Granite Falls Energy, LLC (“Granite Falls” or the “Company”) is a Minnesota limited liability company currently producing fuel-grade ethanol, distillers grains, and corn oil for sale. Our plant has an approximate annual production capacity of 50 million gallons, and our environmental permits allow us to produce ethanol at a rate of 49.9 million gallons of undenatured ethanol on a twelve month rolling sum basis.

Our operating results are largely driven by the prices at which we sell our ethanol, distillers grains, and corn oil as well as the other costs related to production. The price of ethanol has historically fluctuated with the price of petroleum-based products such as unleaded gasoline, heating oil and crude oil. The price of distillers grains has historically been influenced by the price of corn as a substitute livestock feed. We expect these price relationships to continue for the foreseeable future, although recent volatility in the commodities markets makes historical price relationships less reliable. Our largest costs of production are corn, natural gas, depreciation and manufacturing chemicals. Our cost of corn is largely impacted by geopolitical supply and demand factors and the outcome of our risk management strategies. Prices for natural gas, manufacturing chemicals and denaturant are tied directly to the overall energy sector, crude oil and unleaded gasoline.

As of the date of this report, we have 35 full time employees. Eight of these employees are involved primarily in management and administration. The remaining employees are involved primarily in plant operations. We do not currently anticipate any significant change in the number of employees at our plant.

Financial Information

Please refer to “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information about our revenue, profit and loss measurements and total assets and liabilities and “Item 8 - Financial Statements and Supplementary Data” for our financial statements and supplementary data.

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

Approximately 82.5% of our revenue, net of derivative activity, was derived from the sale of ethanol during our fiscal year ended October 31, 2009.  Ethanol sales accounted for approximately 83.8% and 89.2% of our revenue, net of derivative activity, for the fiscal years ended October 31, 2008 and 2007 respectively.

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

Approximately 16% of our revenue was derived from the sale of distillers grains during our fiscal year ended October 31, 2009.  Distillers grains sales accounted for approximately 15% and 11 % of our revenue for the fiscal years ended October 31, 2008 and 2007 respectively.

Corn Oil

In May 2008 the corn oil extraction equipment we installed at our plant became operational.  We independently market our corn oil which is used primarily as a biodiesel feedstock and as a supplement for animal feed.  Corn oil sales accounted for approximately 1.5% of our revenues during our fiscal year ended October 31, 2009 and 1.1% for the fiscal year ended October 31, 2008.

Principal Product Markets

As described below in “Distribution of Principal Products”, we market and distribute all of our ethanol and all of our distillers grains shipped by rail through professional third party marketers.  Our ethanol and distillers grains marketers make all decisions with regard to where our products are marketed.  Our ethanol and distillers grains are primarily sold in the domestic market.  As distillers grains become more accepted as an animal feed substitute throughout the world, distillers grains exporting may increase.

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

Ethanol Distribution

During our fiscal quarter ended January 31, 2009 we began using Eco-Energy, Inc. (“Eco-Energy”) as our ethanol marketer.  As of our fiscal year ended October 31, 2008, Aventine Renewable Energy, Inc. (“Aventine”) was marketing and distributing all of the ethanol we produce at the plant.  Pursuant to our Ethanol Marketing Agreement (“Aventine Agreement”) with Aventine we received the average net selling price (net of freight, transportation costs and commissions paid to Aventine) in a given month of ethanol sales by Aventine on behalf of us and the other ethanol plants with which it has marketing contracts.  Aventine was responsible for negotiating freight rates with railroads and trucking firms for the transportation of our ethanol.

In October 2008 we concluded that we had reasonable grounds for insecurity regarding Aventine’s ability to perform under the Aventine Agreement.  Accordingly, in both October 2008 and December 2008 we requested from Aventine adequate assurance of Aventine’s ability to perform its obligations under the Aventine Agreement.  Aventine did not provide such assurance; therefore, we terminated the Aventine Agreement on December 24, 2008.  At the time the Aventine Agreement was terminated, we had a receivable from Aventine of approximately $1,781,000.  In satisfaction of this amount, Aventine paid us $500,000 in cash, we agreed to redeem Aventine’s 500 membership units for $500,000 (as required by the Aventine Agreement), and we incurred a termination fee of the remaining $781,000 which was charged to other income (expense) in the statement of operations for the period ended January 31, 2009. In February 2009, in connection with the termination of the Aventine Agreement, we assumed four rail car leases that Aventine had in place for the transportation of our ethanol.  In April 2009 Aventine filed for bankruptcy protection.

Also on December 24, 2008, we entered into an Ethanol Marketing Agreement (“Eco Agreement”) with Eco-Energy.  Pursuant to the Eco Agreement, Eco-Energy agreed to market the entire ethanol output of our ethanol plant and to arrange for the transportation of ethanol; however, we are responsible for securing all of the rail cars necessary for the transportation of ethanol by rail.  We pay Eco-Energy a certain percentage of the FOB plant price in consideration of Eco-Energy’s services.

Distillers Grains Distribution

CHS, Inc. (“CHS”) markets our distillers grains throughout the continental United States.  CHS markets all of the distillers grains that are shipped by rail from our plant.  The remainder of our distillers grains product is transported by truck and we have the discretion to designate the portion of the trucked distillers grains marketed by CHS.  Granite Falls independently markets the remainder of its distillers grains, which are shipped from the plant by truck to livestock producers, exporters and other marketers.  Our distillers grains must meet minimum quality feed trade standards.

Corn Oil Distribution

We independently market our corn oil which is used primarily as a biodiesel feedstock and as a supplement for animal feed.  Our corn oil is transported by truck to end users located primarily in the upper Midwest.

New Products and Services

We did not introduce any new services during our fiscal year ended October 31, 2009.

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

On September 24, 2009, we agreed to amend our grain procurement agreement with Farmers Cooperative Elevator.  The effective date of the amended grain procurement agreement is September 1, 2009. The term of the agreement was not amended and the initial 12 year term is scheduled to expire in 2017. The price of the corn purchased is based on a market price formula, plus a per bushel procurement fee.  Adjustments are made to the price for corn of inferior quality or excess moisture.  The terms of the amendment include adjustments to the amount of corn FCE is required to store at the Granite Falls plant site, the amount of corn delivered to Granite Falls by rail, the procurement fee paid by Granite Falls to Farmers Cooperative Elevator and the pricing procedures for corn purchased by Granite Falls.  Farmers Cooperative Elevator currently owns approximately two percent of our outstanding membership units.

On January 12, 2010, the United States Department of Agriculture (“USDA”) released its Crop Production report, which estimated the 2009 grain corn crop at 13.2 billion bushels.  The January 12, 2010 estimate of the 2009 corn crop is approximately 8.7% above the USDA’s estimate of the 2008 corn crop of 12.1 billion bushels.  Corn prices reached historical highs in July 2008, but have come down sharply since that time as stronger than expected yields materialized and the global financial crisis brought down prices of most commodities generally. In addition to the fundamental reasons for the extreme volatility in the corn market, we believe speculation in the commodities markets played a significant role in driving up corn prices in 2008.  The Food and Agriculture Organization of the United Nations estimates that approximately 30 percent of the volatility in the corn market was beyond what could be accounted for by market fundamentals.  We expect continued volatility in the price of corn, which could significantly impact our cost of goods sold.

Although the area surrounding the plant produces a significant amount of corn and we do not anticipate encountering problems sourcing corn, a shortage of corn could develop, particularly if there were an extended drought or other production problem.  We recently experienced increased corn prices due in part to poor weather conditions that significantly delayed the harvest in the Midwest.  Poor weather can be a major factor in increasing corn prices.  If the United States were to endure an entire growing season with poor weather conditions, it could result in significant and prolonged high corn prices.  Corn prices depend on several factors, including world supply and demand and the price of other commodities.  United States production of corn can be volatile as a result of a number of factors, the most important of which are weather, current and anticipated stocks, domestic and export prices and supports and the government’s current and anticipated agricultural policy.  The price of corn was volatile during our 2009 fiscal year and we anticipate that it will continue to be volatile in the future.  Increases in the price of corn significantly increase our cost of goods sold.  If these increases in cost of goods sold are not offset by corresponding increases in the prices we receive from the sale of our products, these increases in cost of goods sold can have a significant negative impact on our financial performance.

The price and availability of corn are subject to fluctuations depending upon a number of factors affecting grain commodity prices in general, including crop conditions, weather, governmental programs and foreign purchases.  Ethanol producers are generally not able to compensate for increases in the cost of grain feedstock through adjustments in prices charged for their ethanol.  We can mitigate fluctuations in the corn and ethanol markets by locking in a favorable margin through the use of hedging activities and forward contracts.  We recognize that we are not always presented with an opportunity to lock in a favorable margin and that our plant’s profitability may be negatively impacted during periods of high grain prices.

Utilities

Natural Gas.  Natural gas is a significant input to our manufacturing process.  We estimate our natural gas usage at approximately 125,000 million British thermal units (“mmBTU”) per month.  We use natural gas to dry our distillers grains product to moisture contents at which it can be stored for long periods and transported greater distances.  Our dried distillers grains can then be marketed to broader livestock markets, including poultry and swine markets in the continental United States, and can be shipped to international markets.

We pay Center Point Energy/Minnegasco a per unit fee to move the natural gas through the pipeline and have guaranteed to move a minimum of 1,400,000 decatherm annually through December 31, 2015, which is the ending date of the agreement.

We also have an agreement with U.S. Energy Services, Inc.  On our behalf, U.S. Energy Services procures contracts with various natural gas vendors to supply the natural gas necessary to operate the plant. We determined that sourcing our natural gas from a variety of vendors is more cost-efficient than using an exclusive supplier.

Electricity.  Our plant requires a continuous supply of 4.5 megawatts of electricity.  We have an agreement with Minnesota Valley Electric Cooperative (‘MVEC”) to supply electricity to our plant.  Under this agreement, we pay MVEC a monthly base fee plus regular energy and demand charges for electricity delivered to our plant.

Water.  We currently obtain the water necessary to operate our plant from the Minnesota River. In addition to an intake structure in the Minnesota River and a water pipeline to the plant from the Minnesota River, we have two ground water wells that provide a redundant supply of water to our plant.  We also have a water treatment facility to pre-treat the river water we use for operations. The water pipeline and water treatment equipment became operational in February 2007 and the Minnesota River is our primary source of water.

Patents, Trademarks, Licenses, Franchises and Concessions

We do not currently hold any patents, trademarks, franchises or concessions.  We were granted a license by ICM to use certain ethanol production technology necessary to operate our ethanol plant.  The cost of the license granted by ICM was included in the amount we paid to Fagen, Inc. to design and build our ethanol plant.

Seasonality of Ethanol Sales

We experience some seasonality of demand for our ethanol.  Since ethanol is predominantly blended with conventional gasoline for use in automobiles, ethanol demand tends to shift in relation to gasoline demand.  As a result, we experience some seasonality of demand for ethanol in the summer months related to increased driving.  In addition, we experience some increased ethanol demand during holiday seasons related to increased gasoline demand.

Working Capital

We primarily use our working capital for purchases of raw materials necessary to operate the ethanol plant.  Our primary source of working capital is income from our operations, our cash reserves and our $6,000,000 revolving line of credit with Minnwest Bank.  As a result of unfavorable conditions in the ethanol industry during the beginning of our 2009 fiscal year, we had an outstanding balance on our line of credit. We have subsequently paid our revolving line of credit down to a zero balance.

Dependence on One or a Few Major Customers

As discussed above, we have an exclusive ethanol marketing agreement with Eco-Energy and we have an agreement with CHS for the marketing of our distillers grains.  We rely on Eco-Energy and CHS for the sale and distribution of almost all of our products, except for those distillers grains that we market locally and our corn oil.  Therefore, we are highly dependent on Eco-Energy and CHS for the successful marketing of our products.  Any loss of Eco-Energy or CHS as our marketing agent for our ethanol or distillers grains could have a negative impact on our revenues.

Competition

We are in direct competition with numerous ethanol producers, many of whom have greater resources than we do.  Following the significant growth in the ethanol industry during 2005 and 2006, the ethanol industry has grown at a much slower pace.  Management attributes the rapid growth during 2005 and 2006 to a favorable spread between the price of ethanol and the cost of the raw materials used to produce ethanol during that time period.  Management believes that currently, ethanol supply capacity exceeds ethanol demand.  This has resulted in some ethanol producers reducing production of ethanol or ceasing operations altogether.  As of December 10, 2009, the Renewable Fuels Association estimated that approximately 9% of the ethanol production capacity in the United States was idled.  This is down from earlier in 2009 when the idled capacity may have been as high as 20%.  As a result of this overcapacity, the ethanol industry has become increasingly competitive.  Since ethanol is a commodity product, competition in the industry is predominantly based on price.  Larger ethanol producers may be able to realize economies of scale in their operations that we are unable to realize.  This could put us at a competitive disadvantage to other ethanol producers.  Management anticipates that without an increase in the amount of ethanol that can be blended into gasoline for use in conventional automobiles, ethanol demand may not significantly increase which may result in ethanol supply capacity exceeding ethanol demand for the foreseeable future.

Recently, the United States Environmental Protection Agency has been researching increasing the amount of ethanol that can be blended for use in conventional automobiles from 10% to 15%.  However, the EPA has delayed a decision until mid-2010 with respect to a 15% blend.  Management believes that increasing ethanol blends to 15% for use in conventional automobiles will increase demand for ethanol and would likely positively impact ethanol prices.  However, this will also likely result in companies building new ethanol plants or expanding their current ethanol plants.  This could lead to further overcapacity in the ethanol industry if supply capacity continues to eclipse demand.  In addition, based on comments made by the EPA, some in the ethanol industry believe the EPA is considering allowing the use of a 15% ethanol blend only for vehicles produced in the model year 2001 and later.  Many believe that such a restriction would lead to gasoline retailers deciding not to carry a 15% ethanol blend because many of their customers would not be permitted to use the 15% blend.  If this were to occur, it would significantly reduce any ethanol demand increases that could result from such a 15% blend.

In December 2009 the California Office of Administrative Law approved the Low Carbon Fuel Standard (LCFS) for implementation.  The LCFS is an attempt to achieve a 10 percent reduction in motor vehicles’ emissions of greenhouse gases by 2020 through the use of low-carbon fuels like hydrogen or cellulosic ethanol.  The LCFS attempts to consider the life cycle carbon content of all fuels used in California by taking indirect land use change theories into account when determining a fuel’s potential for reducing emissions of greenhouse gases.  Currently, most corn based ethanol would not meet the criteria of the LCFS which may in turn limit the demand for corn based ethanol and increase demand for ethanol derived from cellulose based feedstocks.  Renewable fuels that do not use corn as the primary feedstock may be an important competitive factor facing our company given the LCFS adopted in California.  It is also possible that the LCFS will be adopted in additional states in the future.

Many of the current ethanol production incentives are designed to encourage the production of renewable fuels using raw materials other than corn.  One type of ethanol production feedstock that is being explored is cellulose.  Cellulose is the main component of plant cell walls and is the most common organic compound on earth.  Cellulose is found in wood chips, corn stalks, rice straw, amongst other common plants.  Cellulosic ethanol is ethanol produced from cellulose.  Currently, cellulosic ethanol production technology is not sufficiently advanced to produce cellulosic ethanol on a commercial scale.  However, due to these new government incentives, we anticipate that commercially viable cellulosic ethanol technology will be developed in the future.  Several companies and researchers have commenced pilot projects to study the feasibility of commercially producing cellulosic ethanol.  If this technology can be profitably employed on a commercial scale, it could potentially lead to ethanol that is less expensive to produce than corn based ethanol, especially if corn prices remain high.  Cellulosic ethanol may also capture more government subsidies and assistance than corn based ethanol.  This could decrease demand for our product or result in competitive disadvantages for our ethanol production process.

We may also face competition from larger ethanol producers which may be able to compete more effectively than us.  At the end of 2008, VeraSun Energy, one of the largest ethanol producers in the United States at the time, filed for Chapter 11 Bankruptcy due in part to significant losses it experienced on raw material derivative positions it had in place.  VeraSun’s ethanol plants were auctioned during the Chapter 11 Bankruptcy process and a significant number of these plants were purchased by Valero Renewable Fuels which is a subsidiary of a major gasoline refining company.  The purchase by Valero represents the first major oil company that has taken a large stake in ethanol production infrastructure.  Valero now controls its own supply of ethanol that can be blended at its gasoline refineries.  Should other oil companies become involved in the ethanol industry, it may be increasingly difficult for us to compete.  While we believe that we are a lower cost producer of ethanol, increased competition in the ethanol industry may make it more difficult to operate the ethanol plant profitably.

According to the Renewable Fuels Association, as of December 10, 2009, the most recent data available, the ethanol industry has grown to 200 production facilities in the United States. There are approximately 9 new plants currently under construction along with approximately 5 plant expansions.  The Renewable Fuels Association currently estimates that the United States ethanol industry has capacity to produce more than 13 billion gallons of ethanol per year.  The new ethanol plants under construction along with the plant expansions under construction could push domestic production of fuel ethanol in the near future to nearly 14.5 billion gallons per year.  The largest ethanol producers include Archer Daniels Midland, Green Plains Renewable Energy, Hawkeye Energy Holdings, POET, and Valero Renewable Fuels each of which are capable of producing significantly more ethanol than we produce.  However, Hawkeye Renewables LLC filed for Chapter 11 bankruptcy on December 21, 2009.  Hawkeye Renewables owns two ethanol plants and is a subsidiary of Hawkeye Energy Holdings.  While Hawkeye Renewables plans to exit Chapter 11 bankruptcy in 60 to 90 days and does not anticipate ceasing its operations, this plan may not be realized.  If the ethanol plants owned by Hawkeye Renewables are sold, it may lead to further consolidation of the ethanol industry.

The following table identifies most of the ethanol producers in the United States along with their production capacities.

U.S. FUEL ETHANOL BIOREFINERIES AND PRODUCTION CAPACITY

million gallons per year (mmgy)

Company	Location	Feedstock	Nameplate Capacity (mgy)	Operating Production (mgy)	Under Construction/ Expansion Capacity (mgy)
Abengoa Bioenergy Corp. (Total)			198.0	168.0	176.0
Abengoa Bioenergy Corp.	Madison, IL	corn
Abengoa Bioenergy Corp.	Mt. Vernon, IN	corn
Abengoa Bioenergy Corp.	Colwich, KS	corn/milo
Abengoa Bioenergy Corp.	Ravenna, NE	Corn
Abengoa Bioenergy Corp.	York, NE	Corn
Abengoa Bioenergy Corp.	Portales, NM	corn
Absolute Energy, LLC*	St. Ansgar, IA	Corn	110.0	110.0
ACE Ethanol, LLC	Stanley, WI	Corn	41.0	41.0
Adkins Energy, LLC*	Lena, IL	Corn	40.0	40.0
Advanced Bioenergy, LLC	Fairmont, NE	Corn	100.0	100.0
Ag Energy Resources, Inc.	Benton, IL	corn			5.0
AGP*	Hastings, NE	Corn	52.0	52.0
Agri-Energy, LLC*	Luverne, MN	Corn	21.0	21.0
Al-Corn Clean Fuel*	Claremont, MN	Corn	42.0	42.0
Alchem Ltd. LLP	Grafton, ND	Corn	10.0
AltraBiofuels Coshocton Ethanol, LLC	Coshocton, OH	corn	60.0
AltraBiofuels Indiana, LLC	Cloverdale, IN	corn	92.0
AltraBiofuels Phoenix Bio Industries, LLC	Goshen, CA	Corn	31.5	31.5
Amaizing Energy, LLC*	Atlantic, IA	Corn	110.0	110.0
Amaizing Energy, LLC*	Denison, IA	Corn	55.0	55.0
Appomattox Bio Energy	Hopewell, VA	corn			65.0
Archer Daniels Midland (Total)			1,070.0	1,070.0	550.0
Archer Daniels Midland	Cedar Rapids, IA	Corn
Archer Daniels Midland	Clinton, IA	Corn
Archer Daniels Midland	Decatur, IL	Corn
Archer Daniels Midland	Peoria, IL	Corn
Archer Daniels Midland	Marshall, MN	Corn
Archer Daniels Midland	Wallhalla, ND	Corn/barley
Archer Daniels Midland	Columbus, NE	Corn
Arkalon Energy, LLC	Liberal, KS	Corn	110.0	110.0
Aventine Renewable Energy, LLC (Total)			207.0	207.0
Aventine Renewable Energy, LLC	Pekin, IL	Corn

Aventine Renewable Energy, LLC	Aurora, NE	Corn
Badger State Ethanol, LLC*	Monroe, WI	Corn	48.0	48.0
Big River Resources Galva, LLC	Galva, IL	corn	100.0	100.0
Big River Resources, LLC*	West Burlington, IA	Corn	100.0	100.0
Big River United Energy	Dyersville, IA	corn	110.0
BioFuel Energy - Buffalo Lake Energy, LLC	Fairmont, MN	Corn	115.0	115.0
BioFuel Energy - Pioneer Trail Energy, LLC	Wood River, NE	Corn	115.0	115.0
Bional Clearfield	Clearfield, PA	Corn			110.0
Blue Flint Ethanol	Underwood, ND	Corn	50.0	50.0
Bonanza Energy, LLC	Garden City, KS	Corn/milo	55.0	55.0
Bridgeport Ethanol	Bridgeport, NE	corn	54.0	54.0
Bunge-Ergon Vicksburg	Vicksburg, MS	corn	54.0	54.0
Bushmills Ethanol, Inc.*	Atwater, MN	Corn	50.0	50.0
Calgren Renewable Fuels, LLC	Pixley, CA	Corn	55.0
Carbon Green Bioenergy	Lake Odessa, MI	Corn	50.0
Cardinal Ethanol	Union City, IN	Corn	100.0	100.0
Cargill, Inc.	Eddyville, IA	Corn	35.0	35.0
Cargill, Inc.	Blair, NE	Corn	85.0	85.0
Cascade Grain	Clatskanie, OR	Corn	108.0
Castle Rock Renewable Fuels, LLC	Necedah, WI	Corn	50.0	50.0
Center Ethanol Company	Sauget, IL	Corn	54.0	54.0
Central Indiana Ethanol, LLC	Marion, IN	Corn	40.0	40.0
Central MN Ethanol Coop*	Little Falls, MN	Corn	21.5	21.5
Chief Ethanol	Hastings, NE	Corn	62.0	62.0
Chippewa Valley Ethanol Co.*	Benson, MN	Corn	45.0	45.0
Cilion Ethanol	Keyes, CA	Corn			50.0
Clean Burn Fuels, LLC	Raeford, NC	Corn			60.0
Commonwealth Agri-Energy, LLC*	Hopkinsville, KY	Corn	33.0	33.0
Corn Plus, LLP*	Winnebago, MN	Corn	44.0	44.0
Corn, LP*	Goldfield, IA	Corn	60.0	60.0
Cornhusker Energy Lexington, LLC	Lexington, NE	Corn	40.0	40.0
Dakota Ethanol, LLC*	Wentworth, SD	Corn	50.0	50.0
DENCO, LLC	Morris, MN	Corn	24.0
Didion Ethanol	Cambria, WI	Corn	40.0	40.0
E Caruso (Goodland Energy Center)	Goodland, KS	Corn			20.0

E Energy Adams, LLC	Adams, NE	Corn	50.0	50.0
E3 Biofuels	Mead, NE	corn	25.0
East Kansas Agri-Energy, LLC*	Garnett, KS	Corn	35.0	35.0
ESE Alcohol Inc.	Leoti, KS	Seed corn	1.5	1.5
Front Range Energy, LLC	Windsor, CO	Corn	40.0	40.0
Gateway Ethanol	Pratt, KS	Corn	55.0
Glacial Lakes Energy, LLC - Mina	Mina, SD	corn	107.0	107.0
Glacial Lakes Energy, LLC*	Watertown, SD	Corn	100.0	100.0
Global Ethanol/Midwest Grain Processors	Lakota, IA	Corn	98.0	98.0
Global Ethanol/Midwest Grain Processors	Riga, MI	Corn	57.0	57.0
Golden Cheese Company of California*	Corona, CA	Cheese whey	5.0	5.0
Golden Grain Energy, LLC*	Mason City, IA	Corn	115.0	115.0
Golden Triangle Energy, LLC*	Craig, MO	Corn	20.0	20.0
Grain Processing Corp.	Muscatine, IA	Corn	20.0	20.0
Granite Falls Energy, LLC*	Granite Falls, MN	Corn	52.0	52.0
Greater Ohio Ethanol, LLC	Lima, OH	Corn	54.0
Green Plains Renewable Energy	Shenandoah, IA	Corn	55.0	55.0
Green Plains Renewable Energy	Superior, IA	Corn	55.0	55.0
Green Plains Renewable Energy	Bluffton, IN	Corn	110.0	110.0
Green Plains Renewable Energy	Central City, NE	corn	100.0	100.0
Green Plains Renewable Energy	Ord, NE	Corn	50.0	50.0
Green Plains Renewable Energy	Obion, TN	Corn	110.0	110.0
Guardian Energy	Janesville, MN	corn	110.0	110.0
Hankinson Renewable Energy, LLC	Hankinson, ND	corn	110.0	110.0
Hawkeye Renewables, LLC	Fairbank, IA	Corn	110.0	110.0
Hawkeye Renewables, LLC	Iowa Falls, IA	Corn	90.0	90.0
Hawkeye Renewables, LLC	Menlo, IA	Corn	110.0	110.0
Hawkeye Renewables, LLC	Shell Rock, IA	Corn	110.0	110.0
Heartland Corn Products*	Winthrop, MN	Corn	100.0	100.0
Heartland Grain Fuels, LP	Aberdeen, SD	Corn	50.0	50.0
Heartland Grain Fuels, LP	Huron, SD	Corn	32.0	32.0	33.0
Heron Lake BioEnergy, LLC	Heron Lake, MN	Corn	50.0	50.0
Highwater Ethanol LLC	Lamberton, MN	Corn	55.0	55.0
Homeland Energy	New Hampton, IA	Corn	100.0	100.0
Husker Ag, LLC*	Plainview, NE	Corn	75.0	75.0

Idaho Ethanol Processing	Caldwell, ID	Potato Waste	4.0	4.0
Illinois River Energy, LLC	Rochelle, IL	Corn	100.0	100.0
Iroquois Bio-Energy Company, LLC	Rensselaer, IN	corn	40.0	40.0
KAAPA Ethanol, LLC*	Minden, NE	Corn	40.0	40.0
Kansas Ethanol, LLC	Lyons, KS	Corn	55.0	55.0
KL Process Design Group	Upton, WY	Wood waste	1.5	1.5
Land O’ Lakes*	Melrose, MN	Cheese whey	2.6	2.6
Levelland/Hockley County Ethanol, LLC	Levelland, TX	Corn	40.0	40.0
Lifeline Foods, LLC	St. Joseph, MO	Corn	40.0	40.0
Lincolnland Agri-Energy, LLC*	Palestine, IL	Corn	48.0	48.0
Lincolnway Energy, LLC*	Nevada, IA	Corn	55.0	55.0
Little Sioux Corn Processors, LP*	Marcus, IA	Corn	92.0	92.0
Louis Dreyfus Commodities	Grand Junction, IA	corn	100.0	100.0
Louis Dreyfus Commodities	Norfolk, NE	Corn	45.0	45.0
Marquis Energy, LLC	Hennepin, IL	Corn	100.0	100.0
Marysville Ethanol, LLC	Marysville, MI	Corn	50.0	50.0
Merrick & Company	Aurora, CO	Waste beer	3.0	3.0
Mid America Agri Products/Horizon	Cambridge, NE	Corn	44.0
Mid America Agri Products/Wheatland	Madrid, NE	Corn	44.0	44.0
Mid-Missouri Energy, Inc.*	Malta Bend, MO	Corn	50.0	50.0
Midwest Renewable Energy, LLC	Sutherland, NE	Corn	25.0	25.0
Minnesota Energy*	Buffalo Lake, MN	Corn	18.0	18.0
NEDAK Ethanol	Atkinson, NE	corn	44.0	44.0
Nesika Energy, LLC	Scandia, KS	corn	10.0	10.0
New Energy Corp.	South Bend, IN	Corn	102.0	102.0
North Country Ethanol, LLC*	Rosholt, SD	Corn	20.0	20.0
NuGen Energy	Marion, SD	corn	110.0	110.0
One Earth Energy	Gibson City, IL	corn	100.0	100.0
Otter Tail Ag Enterprises	Fergus Falls, MN	Corn	57.5	57.5
Pacific Ethanol	Madera, CA	Corn	40.0
Pacific Ethanol	Stockton, CA	Corn	60.0
Pacific Ethanol	Burley, ID	Corn	50.0
Pacific Ethanol	Boardman, OR	Corn	40.0	40.0
Panda Ethanol	Hereford, TX	Corn/milo			115.0
Parallel Products	Rancho Cucamonga, CA
Parallel Products	Louisville, KY	Beverage waste	5.4	5.4
Patriot Renewable Fuels, LLC	Annawan, IL	Corn	100.0	100.0

Penford Products	Cedar Rapids, IA	Corn	45.0	45.0
Pinal Energy, LLC	Maricopa, AZ	Corn	55.0	55.0
Pine Lake Corn Processors, LLC	Steamboat Rock, IA	corn	31.0	31.0
Platinum Ethanol, LLC*	Arthur, IA	Corn	110.0	110.0
Plymouth Ethanol, LLC*	Merrill, IA	Corn	50.0	50.0
POET Biorefining - Alexandria	Alexandria, IN	Corn	68.0	68.0
POET Biorefining - Ashton	Ashton, IA	Corn	56.0	56.0
POET Biorefining - Big Stone	Big Stone City, SD	Corn	79.0	79.0
POET Biorefining - Bingham Lake	Bingham Lake, MN		35.0	35.0
POET Biorefining - Caro	Caro, MI	Corn	53.0	53.0	5.0
POET Biorefining - Chancellor	Chancellor, SD	Corn	110.0	110.0
POET Biorefining - Coon Rapids	Coon Rapids, IA	Corn	54.0	54.0
POET Biorefining - Corning	Corning, IA	Corn	65.0	65.0
POET Biorefining - Emmetsburg	Emmetsburg, IA	Corn	55.0	55.0
POET Biorefining - Fostoria	Fostoria, OH	Corn	68.0	68.0
POET Biorefining - Glenville	Albert Lea, MN	Corn	42.0	42.0
POET Biorefining - Gowrie	Gowrie, IA	Corn	69.0	69.0
POET Biorefining - Hanlontown	Hanlontown, IA	Corn	56.0	56.0
POET Biorefining - Hudson	Hudson, SD	Corn	56.0	56.0
POET Biorefining - Jewell	Jewell, IA	Corn	69.0	69.0
POET Biorefining - Laddonia	Laddonia, MO	Corn	50.0	50.0
POET Biorefining - Lake Crystal	Lake Crystal, MN	Corn	56.0	56.0
POET Biorefining - Leipsic	Leipsic, OH	Corn	68.0	68.0
POET Biorefining - Macon	Macon, MO	Corn	46.0	46.0
POET Biorefining - Marion	Marion, OH	Corn	68.0	68.0
POET Biorefining - Mitchell	Mitchell, SD	Corn	68.0	68.0
POET Biorefining - North Manchester	North Manchester, IN	Corn	68.0	68.0
POET Biorefining - Portland	Portland, IN	Corn	68.0	68.0
POET Biorefining - Preston	Preston, MN	Corn	46.0	46.0
POET Biorefining - Scotland	Scotland, SD	Corn	11.0	11.0
POET Biorefining- Groton	Groton, SD	Corn	53.0	53.0
Prairie Horizon Agri-Energy, LLC	Phillipsburg, KS	Corn	40.0	40.0
Quad-County Corn Processors*	Galva, IA	Corn	30.0	30.0
Range Fuels	Soperton, GA	wood and wood waste			100.0

Red Trail Energy, LLC	Richardton, ND	Corn	50.0	50.0
Redfield Energy, LLC *	Redfield, SD	Corn	50.0	50.0
Reeve Agri-Energy	Garden City, KS	Corn/milo	12.0	12.0
Renew Energy	Jefferson Junction, WI	Corn	130.0	130.0
Renova Energy	Torrington, WY	Corn	5.0	5.0
Riverland Biofuels	Canton, IL	corn	37.0	37.0
Show Me Ethanol	Carrollton, MO	Corn	55.0	55.0
Siouxland Energy & Livestock Coop*	Sioux Center, IA	Corn	60.0	60.0
Siouxland Ethanol, LLC	Jackson, NE	Corn	50.0	50.0
Southwest Georgia Ethanol, LLC	Camilla, GA	Corn	100.0	100.0
Southwest Iowa Renewable Energy, LLC *	Council Bluffs, IA	Corn	110.0	110.0
Sterling Ethanol, LLC	Sterling, CO	Corn	42.0	42.0
Sunoco	Volney, NY	Corn	114.0
Tate & Lyle	Ft. Dodge, IA	Corn			105.0
Tate & Lyle	Loudon, TN	Corn	67.0	67.0	38.0
Tharaldson Ethanol	Casselton, ND	Corn	110.0	110.0
The Andersons Albion Ethanol LLC	Albion, MI	Corn	55.0	55.0
The Andersons Clymers Ethanol, LLC	Clymers, IN	Corn	110.0	110.0
The Andersons Marathon Ethanol, LLC	Greenville, OH	Corn	110.0	110.0
Trenton Agri Products, LLC	Trenton, NE	Corn	40.0	40.0
United Ethanol	Milton, WI	Corn	52.0	52.0
United WI Grain Producers, LLC*	Friesland, WI	Corn	49.0	49.0
Utica Energy, LLC	Oshkosh, WI	Corn	48.0	48.0
Valero Renewable Fuels	Albert City, IA	Corn	110.0	110.0
Valero Renewable Fuels	Charles City, IA	Corn	110.0	110.0
Valero Renewable Fuels	Ft. Dodge, IA	Corn	110.0	110.0
Valero Renewable Fuels	Hartley, IA	Corn	110.0	110.0
Valero Renewable Fuels	Welcome, MN	Corn	110.0	110.0
Valero Renewable Fuels	Albion, NE	corn	110.0	110.0
Valero Renewable Fuels	Aurora, SD	Corn	120.0	120.0
VeraSun Energy Corp. (Total)			220.0
VeraSun Energy Corp.	Linden, IN	Corn
VeraSun Energy Corp.	Bloomingburg, OH	corn
Verenium	Jennings, LA	Sugar Cane bagasse	1.5	1.5
Western New York Energy LLC	Shelby, NY		50.0	50.0
Western Plains Energy, LLC*	Campus, KS	Corn	45.0	45.0

Western Wisconsin Renewable Energy, LLC*	Boyceville, WI	Corn	40.0	40.0
White Energy	Russell, KS	Milo/wheat starch	48.0	48.0
White Energy	Hereford, TX	Corn/Milo	100.0	100.0
White Energy	Plainview, TX	Corn	110.0	110.0
Wind Gap Farms	Baconton, GA	Brewery waste	0.4	0.4
Yuma Ethanol	Yuma, CO	Corn	40.0	40.0
TOTALS			13,138.4 mgy for 201 nameplate refineries	11,937.4 mgy for operating refineries	1,432.0 mgy for under construction/ expanding refineries

* locally owned

mgy = million gallons per year

Last updated:  December 10, 2009

Source: Renewable Fuels Association

Ethanol production is also expanding internationally.  Ethanol produced or processed in certain countries in Central America and the Caribbean region is eligible for tariff reduction or elimination on importation to the United States under a program known as the Caribbean Basin Initiative.  Moreover, the 54 cent per gallon ethanol tariff on imported ethanol is scheduled to expire in January 2011.  If this tariff is not renewed, foreign produced ethanol may negatively impact the market price of our product. Ethanol imported from Caribbean Basin countries may be a less expensive alternative to domestically produced ethanol and may affect our ability to sell our ethanol profitably.  Further, despite the fact that there is a significant amount of ethanol produced in the United States, ethanol produced abroad and shipped by sea may be a more favorable alternative to supply coastal cities that are located on international shipping ports.

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

A number of automotive, industrial and power generation manufacturers are developing alternative clean power systems using fuel cells, plug-in hybrids or clean burning gaseous fuels.  Like ethanol, the emerging fuel cell industry offers a technological option to address worldwide energy costs, the long-term availability of petroleum reserves and environmental concerns.  Fuel cells have emerged as a potential alternative to certain existing power sources because of their higher efficiency, reduced noise and lower emissions. Fuel cell industry participants are currently targeting the transportation, stationary power and portable power markets in order to decrease fuel costs, lessen dependence on crude oil and reduce harmful emissions.  If the fuel cell industry continues to expand and gain broad acceptance and becomes readily available to consumers for motor vehicle use, we may not be able to compete effectively.  This additional competition could reduce the demand for ethanol, which would negatively impact our profitability.

Demand for ethanol may increase as a result of increased consumption of E85 fuel. E85 fuel is a blend of 85% ethanol and 15% gasoline.  According to United States Department of Energy estimates, there are currently nearly 8 million flexible fuel vehicles capable of operating on E85 in the United States.  Further, the United States Department of Energy reports that there are currently more than 1,900 retail gasoline stations supplying E85.  The number of retail E85 suppliers increases significantly each year, however, this remains a relatively small percentage of the total number of U.S. retail gasoline stations, which is approximately 170,000.  In order for E85 fuel to increase demand for ethanol, it must be available for consumers to purchase it.  As public awareness of ethanol and E85 increases along with E85’s increased availability, management anticipates some growth in demand for ethanol associated with increased E85 consumption.

Many in the ethanol industry believe that while in the future higher percentage blends of ethanol such as E85 for use in flexible fuel vehicles will positively impact demand for ethanol, in the near term increasing the amount of ethanol that can be blended for use in conventional automobiles will have a greater effect on ethanol demand.  A proposal has been made to increase the amount of ethanol that can legally be blended in gasoline from 10% to 15% for use in conventional automobiles.  Management believes that this could increase annual ethanol demand by as much as 7 billion gallons per year.  However, as discussed above, there are obstacles to the full implementation of a 15% ethanol blend that need to be overcome before these demand increases can be realized.

Research and Development

We do not currently conduct any research and development activities associated with the development of new technologies for use in producing ethanol, distillers grains or corn oil.

Governmental Regulation and Federal Ethanol Supports

Federal Ethanol Supports

The ethanol industry is dependent on several economic incentives to produce ethanol, including federal ethanol supports.  One significant federal ethanol support is the Renewable Fuels Standard (the “RFS”).  The RFS requires that in each year, a certain amount of renewable fuels be utilized in the United States.  The RFS was increased in December 2007.  Currently, the RFS requires the use of approximately 13 billion gallons of renewable fuels for 2010, increasing to 36 billion gallons in 2022.  The new RFS also has a provision that requires the use of “advanced” renewable fuels.  These advanced renewable fuels include ethanol that is not made from corn, such as cellulosic ethanol.  The RFS is a national program that does not require that any renewable fuels be used in any particular area or state, allowing refiners to use renewable fuel blends in those areas where it is most cost-effective.

Recently the RFS has come under scrutiny.  Many in the ethanol industry believe that it is not possible to reach the RFS requirement in coming years without allowing higher percentage blends of ethanol to be used in conventional automobiles.  Currently, ethanol is blended with conventional gasoline for use in standard vehicles to create a blend which is 10% ethanol and 90% gasoline.  Estimates indicate that approximately 135 billion gallons of gasoline are sold in the United States each year.  Assuming that all gasoline in the United States is blended at a rate of 10% ethanol and 90% gasoline, the maximum demand for ethanol is 13.5 billion gallons per year.  This is commonly referred to as the “blending wall,” which represents a theoretical limit where more ethanol cannot be blended into the national gasoline pool.  This is a theoretical limit because it is believed that it would not be possible to blend ethanol into every gallon of gasoline that is being used in the United States and it discounts the possibility of additional ethanol used in higher percentage blends such as E85 used in flex fuel vehicles.  Many in the ethanol industry believe that we will reach this blending wall in 2010.

The RFS mandate requires that 36 billion gallons of renewable fuels be used each year by 2022 which equates to approximately 27% renewable fuels used per gallon of gasoline sold.  In order to meet the RFS mandate and expand demand for ethanol, management believes higher percentage blends of ethanol must be utilized in conventional automobiles.  Such higher percentage blends of ethanol have continued to be a contentious issue.  The EPA is currently considering allowing a blend of 15% ethanol and 85% gasoline for use in standard automobiles but the EPA has delayed making a decision on this issue until mid-2010.  Further, as discussed above, there may be additional restrictions on what vehicles may use a 15% ethanol blend which may lead to gasoline retailers refusing to carry such a blend.  Automobile manufacturers and environmental groups are lobbying against higher percentage ethanol blends.  State and federal regulations prohibit the use of higher percentage ethanol blends in conventional automobiles and vehicle manufacturers have indicated that using higher percentage blends of ethanol in conventional automobiles would void the manufacturer’s warranty.  Without increases in the allowable percentage blends of ethanol, demand for ethanol may not continue to increase and it may not be possible to meet the RFS in coming years.  This could negatively impact demand for ethanol.

In April 2007, the EPA adopted a final rule that fully implemented the RFS requirement.  In addition to fully implementing the RFS requirement, the rule created a credit trading program that is designed to allow the fuel refining industry as a whole to meet the RFS requirement in the most cost effective manner possible.  The credit trading program allows refiners who blend more renewable fuels than they are required to sell credits to refiners who blend less renewable fuels than they are required.  This credit trading program was designed to decrease any potential burden the RFS might place on small fuel refiners.

The use of ethanol as an alternative fuel source has been aided by federal tax policy.  On October 22, 2004, President Bush signed H.R. 4520, which contained the Volumetric Ethanol Excise Tax Credit (“VEETC”) and amended the federal excise tax structure effective as of January 1, 2005.  Prior to VEETC, ethanol-blended fuel was taxed at a lower rate than regular gasoline (13.2 cents on a 10% blend).  Under VEETC, the ethanol excise tax exemption has been eliminated, thereby allowing the full federal excise tax of 18.4 cents per gallon of gasoline to be collected on all gasoline and allocated to the highway trust fund.  In place of the exemption, the bill created a new volumetric ethanol excise tax credit of 5.1 cents per gallon of ethanol blended at 10%.  The VEETC is scheduled to expire on December 31, 2010.  If this tax credit is not renewed, it likely would have a negative impact on the price of ethanol.

On June 18, 2008, the United States Congress overrode a presidential veto to approve the Food, Conservation and Energy Act of 2008 (the “2008 Farm Bill”) and to ensure that all parts of the 2008 Farm Bill were enacted into law.  Passage of the 2008 Farm Bill reauthorizes the 2002 farm bill and adds new provisions regarding energy, conservation, rural development, crop insurance as well as other subjects.   The energy title continues the energy programs contained in the 2002 farm bill but refocuses certain provisions on the development of cellulosic ethanol technology.  The new legislation provides assistance for the production, storage and transport of cellulosic feedstocks and provides support for ethanol production from such feedstocks in the form of grants, loans and loan guarantees.  The 2008 Farm Bill also modifies the ethanol fuels tax credit from 51 cents per gallon to 45 cents per gallon beginning in 2009 and going through 2010.  Further, the bill extends the 54 cent per gallon ethanol tariff on imported ethanol for two years, to January 2011.  If this tariff is allowed to expire, imported ethanol could have a significant negative impact on ethanol prices and our profitability.

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

On September 22, 2009, the EPA issued the “Final Mandatory Reporting of Greenhouse Gases Rule” that became effective on January 1, 2010. This new rule requires certain facilities that emit 25,000 metric tons or more of CO2 per year to report certain greenhouse gas emissions data from that facility to the EPA on an annual basis. The first annual reports covering calendar year 2010 will need to be submitted to the EPA in 2011.  We are evaluating our obligations under this new rule in light of additional guidance to be released by the EPA.

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

We are subject to extensive air, water and other environmental regulations and we have been required to obtain a number of environmental permits to construct and operate the plant.  As such, any changes that are made to the plant or its operations must be reviewed to determine if amended permits need to be obtained in order to implement these changes.  We received amended permits in September 2008 to allow production increase from 45 million gallons per year of undenatured ethanol to 49.9 million gallons.

The National Pollutant Discharge Elimination System/State Disposal System (NPDES/SDS) permit, which regulates the water treatment, water disposal and stormwater systems at the facility, requires renewal every five years.  We submitted a renewal application to the Minnesota Pollution Control Agency (“MPCA”) in October 2008. We are allowed to continue operations under our current permit requirements until the MPCA renews the water discharge permit.

In June 2009, we submitted an application package to the MPCA to allow the facility to operate at a production rate of 70 million gallons per year of undenatured ethanol.  This application included the possibilities of exploring/expanding our alternatives with respect to the increase of production or optimization of operations.  The renewal application for the NPDES/SDS permit was incorporated into this package for MPCA consideration.

The application submittal requires numerous documents covering all aspects of the facility including: Environmental Assessment Worksheet (“EAW”), air modeling, Air Permit, NPDES/SDS permit, Aboveground Storage Tank (“AST”) permit, Construction Stormwater permit, and various other support documentation.  Currently, we are working with the MPCA to answer questions and provide further information to the MPCA regarding this application.

The majority of the work being performed on the application involves the air modeling and water discharge from the facility.  Air modeling is a process of determining the impact the facility has on the surrounding area, community and in the region itself.  The area of concern is the particles smaller than 2.5 microns (clay dust), called fugitive emissions.  We are evaluating operational considerations for decreasing the effect of fugitive emissions.

The other area of discussion is the NPDES/SDS permit.  The MPCA and EPA have regulations regarding the quantity and quality of the water being discharged from the site into area water sources.  These regulations are designed to protect and improve the waters of the state.  We continue to evaluate options to modify operations to meet these regulations.  The water discharge issue is a challenging task that will require a long term plan to meet these current regulations.

Employees

We currently have thirty-five full-time employees. The following table represents the current positions within our plant, all of which are filled by persons employed by Granite Falls:

Position	Employees
Chief Executive Officer	1
Chief Financial Officer	1
Environmental, Health and Safety Manager	1
Plant Manager	1
Plant and Facility Maintenance Manager	1
Maintenance Technicians and Electrician	4
Administrative Maintenance Support Tech	1
Boiler Operators	5
Plant Operators	12
Lab Manager	1
Lab Assistant	1
Commodities Manager	1
Grains Operators/Material Handlers	2
Receptionist	1
Administrative Assistant/Feed	1
Assistant Controller	1
Total	35

We do not expect to hire a significant number of employees in the next 12 months.

Financial Information about Geographic Areas

All of our operations are domiciled in the United States.  All of the products sold to our customers for fiscal years 2009, 2008 and 2007 were produced in the United States and all of our long-lived assets are domiciled in the United States.  We have engaged third-party professional marketers who decide where our products are marketed and we have no control over the marketing decisions made by our third-party professional marketers.  These third-party marketers may decide to sell our products in countries other than the United States.  However, we anticipate that our products will primarily be sold in the United States.

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

Risks Relating to Our Business

Increases in the price of corn or natural gas would reduce our profitability.  Our primary source of revenue is from the sale of ethanol, distillers grains and corn oil. Our results of operations and financial condition are significantly affected by the cost and supply of corn and natural gas. Changes in the price and supply of corn and natural gas are subject to and determined by market forces over which we have no control including weather and general economic factors.

Ethanol production requires substantial amounts of corn. Generally, higher corn prices will produce lower profit margins and, therefore, negatively affect our financial performance.  While our corn prices have decreased significantly from highs we experienced during the middle of our 2008 fiscal year, corn prices could significantly increase again in a short period of time.  If a period of high corn prices were to be sustained for some time, such pricing may reduce our ability to operate profitably because of the higher cost of operating our plant.  We may not be able to offset any increase in the price of corn by increasing the price of our products.  If we cannot offset increases in the price of corn, our financial performance may be negatively affected.

The prices for and availability of natural gas are subject to volatile market conditions.  These market conditions often are affected by factors beyond our control such as higher prices as a result of colder than average weather conditions or natural disasters, overall economic conditions and foreign and domestic governmental regulations and relations.  Significant disruptions in the supply of natural gas could impair our ability to manufacture ethanol and more significantly, distillers grains for our customers.  Furthermore, increases in natural gas prices or changes in our natural gas costs relative to natural gas costs paid by competitors may adversely affect our results of operations and financial condition.  We seek to minimize the risks from fluctuations in the prices of corn and natural gas through the use of hedging instruments.  However, these hedging transactions also involve risks to our business.  See “Risks Relating to Our Business - We engage in hedging transactions which involve risks that could harm our business.”  If we were to experience relatively higher corn and natural gas costs compared to the selling prices of our products for an extended period of time, the value of our units may be reduced.

Declines in the price of ethanol or distillers grains would significantly reduce our revenues. The sales prices of ethanol and distillers grains can be volatile as a result of a number of factors such as overall supply and demand, the price of gasoline and corn prices, levels of government support, and the availability and price of competing products.  We are dependent on a favorable spread between the price we receive for our ethanol and distillers grains and the price we pay for corn and natural gas.  Any lowering of ethanol and distillers grains prices, especially if it is associated with increases in corn and natural gas prices, may affect our ability to operate profitably.

We anticipate the price of ethanol and distillers grains to continue to be volatile in our 2010 fiscal year as a result of the net effect of changes in the price of gasoline and corn prices and increased ethanol supply offset by increased ethanol demand.  Declines in the prices we receive for our ethanol and distillers grains will lead to decreased revenues and may result in our inability to operate the ethanol plant profitably for an extended period of time which could decrease the value of our units.

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

Risks Related to Ethanol Industry

Demand for ethanol may not continue to grow unless ethanol can be blended into gasoline in higher percentage blends for conventional automobiles.  Currently, ethanol is blended with conventional gasoline for use in standard (non-flex fuel) vehicles to create a blend which is 10% ethanol and 90% conventional gasoline.  Estimates indicate that approximately 135 billion gallons of gasoline are sold in the United States each year.  Assuming that all gasoline in the United States is blended at a rate of 10% ethanol and 90% gasoline, the maximum demand for ethanol is 13.5 billion gallons.  This is commonly referred to as the “blending wall,” which represents a theoretical limit where more ethanol cannot be blended into the national gasoline pool.  Many in the ethanol industry believe that the ethanol industry will reach this blending wall 2010.  In order to expand demand for ethanol, higher percentage blends of ethanol must be utilized in conventional automobiles.  Such higher percentage blends of ethanol have recently become a contentious issue.  Automobile manufacturers and environmental groups have fought against higher percentage ethanol blends.  Currently, state and federal regulations prohibit the use of higher percentage ethanol blends in conventional automobiles and vehicle manufacturers have stated that using higher percentage ethanol blends in conventional vehicles would void the manufacturer’s warranty.  Recently, the EPA was expected to make a ruling on using higher percentage blends of ethanol such as E15, however, the EPA deferred making a decision on this issue until mid-2010.  Further, some believe the EPA is considering only approving a 15% ethanol blend for vehicles produced in model year 2001 and later.  This may lead to gasoline retailers refusing to carry a 15% ethanol blend even if it is approved.  Without an increase in the allowable percentage blends of ethanol, demand for ethanol may not continue to increase which could decrease the selling price of ethanol and could result in our inability to operate the ethanol plant profitably which could reduce or eliminate the value of our units.

Technology advances in the commercialization of cellulosic ethanol may decrease demand for corn based ethanol which may negatively affect our profitability.  The current trend in ethanol production research is to develop an efficient method of producing ethanol from cellulose-based biomass, such as agricultural waste, forest residue, municipal solid waste, and energy crops. This trend is driven by the fact that cellulose-based biomass is generally cheaper than corn, and producing ethanol from cellulose-based biomass would create opportunities to produce ethanol in areas which are unable to grow corn.  The Energy Independence and Security Act of 2007 and the 2008 Farm Bill offer a strong incentive to develop commercial scale cellulosic ethanol.  The RFS requires that 16 billion gallons per year of advanced bio-fuels be consumed in the United States by 2022.  Additionally, state and federal grants have been awarded to several companies who are seeking to develop commercial-scale cellulosic ethanol plants.  We expect this will encourage innovation that may lead to commercially viable cellulosic ethanol plants in the near future.  If an efficient method of producing ethanol from cellulose-based biomass is developed, we may not be able to compete effectively. If we are unable to produce ethanol as cost-effectively as cellulose-based producers, our ability to generate revenue and our financial condition will be negatively impacted.

New plants under construction or decreases in the demand for ethanol may result in excess production capacity in our industry.  The supply of domestically produced ethanol is at an all-time high.  According to the Renewable Fuels Association, as of December 10, 2009, there are 200 ethanol plants in the United States with capacity to produce more than 13 billion gallons of ethanol per year.  In addition, there are approximately 9 new ethanol plants under construction and approximately 5 plant expansions underway which together are estimated to increase ethanol production capacity by more than 1.4 billion gallons per year.  Excess ethanol production capacity may have an adverse impact on our results of operations, cash flows and general financial condition.  According to the Renewable Fuels Association, approximately 9% of the ethanol production capacity in the United States was idled as of December 10, 2009, the most recent available data.  During the early part of 2009 when the ethanol industry was experiencing unfavorable operating conditions, as much as 20% of the ethanol production in the United States may have been idled.  Further, demand for ethanol may not increase past approximately 13 billion gallons of ethanol due to the blending wall unless higher percentage blends of ethanol are approved by the EPA.  If the demand for ethanol does not grow at the same pace as increases in supply, we expect the selling price of ethanol to decline.  If excess capacity in the ethanol industry continues to occur, the market price of ethanol may decline to a level that is inadequate to generate sufficient cash flow to cover our costs.  This could negatively affect our profitability.

Decreasing gasoline prices may negatively impact the selling price of ethanol which could reduce our ability to operate profitably.  The price of ethanol tends to change partially in relation to the price of gasoline.  Decreases in the price of ethanol reduce our revenue.  Our profitability depends on a favorable spread between our corn and natural gas costs and the price we receive for our ethanol.  If ethanol prices fall during times when corn and/or natural gas prices are high, we may not be able to operate our ethanol plant profitably.

We operate in an intensely competitive industry and compete with larger, better financed entities which could impact our ability to operate profitably.  There is significant competition among ethanol producers.  There are numerous producer-owned and privately-owned ethanol plants planned and operating throughout the Midwest and elsewhere in the United States.  We also face competition from outside of the United States.  The passage of the Energy Policy Act of 2005 included a renewable fuels mandate.  The RFS was increased in December 2007 to 36 billion gallons by 2022.  Further, some states have passed renewable fuel mandates.  All of these increases in ethanol demand have encouraged companies to enter the ethanol industry.  The largest ethanol producers include Archer Daniels Midland, Green Plains Renewable Energy, Hawkeye Energy Holdings, POET, and Valero Renewable Fuels, all of which are each capable of producing significantly more ethanol than we produce.  Further, many believe that there will be consolidation occurring in the ethanol industry in the near future which will likely lead to a few companies who control a significant portion of the ethanol production market.  We may not be able to compete with these larger entities.  These larger ethanol producers may be able to affect the ethanol market in ways that are not beneficial to us which could negatively impact our financial performance.

Competition from the advancement of alternative fuels may lessen the demand for ethanol.  Alternative fuels, gasoline oxygenates and ethanol production methods are continually under development. A number of automotive, industrial and power generation manufacturers are developing alternative clean power systems using fuel cells, plug-in hybrids or clean burning gaseous fuels. Like ethanol, these emerging technologies offer an option to address worldwide energy costs, the long-term availability of petroleum reserves and environmental concerns. Fuel cells have emerged as a potential alternative to certain existing power sources because of their higher efficiency, reduced noise and lower emissions. Fuel cell industry participants are currently targeting the transportation, stationary power and portable power markets in order to decrease fuel costs, lessen dependence on crude oil and reduce harmful emissions. If these alternative technologies continue to expand and gain broad acceptance and become readily available to consumers for motor vehicle use, we may not be able to compete effectively. This additional competition could reduce the demand for ethanol, resulting in lower ethanol prices that might adversely affect our results of operations and financial condition.

Consumer resistance to the use of ethanol based on the belief that ethanol is expensive, adds to air pollution, harms engines and/or takes more energy to produce than it contributes may affect the demand for ethanol.  Certain individuals believe that the use of ethanol will have a negative impact on gasoline prices at the pump. Many also believe that ethanol adds to air pollution and harms car and truck engines. Still other consumers believe that the process of producing ethanol actually uses more fossil energy, such as oil and natural gas, than the amount of energy that is produced. These consumer beliefs could potentially be wide-spread and may be increasing as a result of recent efforts to increase the allowable percentage of ethanol that may be blended for use in conventional automobiles.  If consumers choose not to buy ethanol based on these beliefs, it would affect the demand for the ethanol we produce which could negatively affect our profitability and financial condition.

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

Changes in environmental regulations or violations of the regulations could be expensive and reduce our profitability.  We are subject to extensive air, water supply, water discharge and other environmental laws and regulations.  In addition, some of these laws require our plant to operate under a number of environmental permits which must be renewed from time to time. These laws, regulations and permits can often require expensive pollution control equipment or operation changes to limit actual or potential impacts to the environment.  A violation of these laws and regulations or permit conditions can result in substantial fines, damages, criminal sanctions, permit revocations, permit non-renewals, capital expenditures and/or plant shutdowns.  In the future, we may be subject to legal actions brought by environmental advocacy groups and other parties for actual or alleged violations of environmental laws or our permits.  Additionally, any changes in environmental laws and regulations, both at the federal and state level, could require us to spend considerable resources in order to comply with future environmental regulations. The expense of compliance could be significant enough to reduce our profitability and negatively affect our financial condition.

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

ITEM 2.  PROPERTIES.

Our ethanol plant is located on a 56-acre site located approximately three miles east of Granite Falls, Minnesota in Chippewa County at the junction of Highways 212 and 23.  The plant’s address is 15045 Highway 23 SE, Granite Falls, Minnesota.  We produce all of our ethanol, distillers grains and corn oil at this site.  The ethanol plant has capacity to produce approximately 50 million gallons of ethanol per year.  The ethanol plant consists of the following buildings and equipment:

•                  A river water intake structure in the Minnesota River and a water pipeline to the plant from the Minnesota River to provide our primary water supply and two groundwater wells that provide a redundant water supply;

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

The site also contains improvements such as rail tracks and a rail spur, landscaping, drainage systems and paved access roads.  Our plant was placed in service in November 2005 and is in excellent condition and is capable of functioning at 100 percent of its production capacity.

All of our tangible and intangible property, real and personal, serves as the collateral for our $6,000,000 revolving line of credit with Minnwest Bank M.V. of Marshall, Minnesota as well as our EDA loans.  Our revolving line of credit and our EDA loans are discussed in more detail under “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Indebtedness”.

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

On August 1, 2008, Granite Falls and Glacial Lakes executed a settlement agreement and mutual release. Granite Falls agreed to pay Glacial Lakes $1,825,000. Of this amount, $1,143,290 had been expensed prior to fiscal year 2008, accordingly, $681,710 was charged to operations during the year ended October 31, 2008. We paid the $1,825,000 on August 1, 2008. In addition to this payment, we have agreed to pay Glacial Lakes a contingent amount of 2% of our net income, as defined per the agreement, for each of the fiscal years ending October 31, 2008 and 2009 and 1.5% of our net income, as defined per the agreement, for the fiscal year ending October 31, 2010. As of October 31, 2009, the Company had accrued $14,000 for amounts due under this agreement.

Appointment Rights Dispute

On February 4, 2009, Glacial Lakes filed a lawsuit in Minnesota district court against Granite Falls and seven of its governors, including Ken Berg, Paul Enstad, Scott Dubbelde, Myron Peterson, Rodney Wilkison, Shannon Johnson and Julie Oftedahl-Volstad. The complaint filed by Glacial Lakes asked the court to review and determine the effect of a contract Glacial Lakes entered into with Fagen, Inc. (“Fagen”). On December 4, 2008, Glacial Lakes entered into a Membership Unit Purchase Agreement (the “Purchase Agreement”) with Fagen. The Purchase Agreement related to the conditional sale by Glacial Lakes to Fagen of 2,000 membership units that Glacial Lakes holds in Granite Falls in exchange for $2,000,000, which was paid at the time the Purchase Agreement was executed.

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

As of October 31, 2009, there were approximately 980 holders of record of our membership units.

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

Completed Unit Transactions

Fiscal Quarter	Low Per Unit Price	High Per Unit Price
2008 1st	$2,400	$3,000
2008 2nd	$2,100	$2,400
2008 3rd	$2,000	$2,200
2008 4th	$1,500	$1,500
2009 1st	$1,050	$1,251
2009 2nd	$1,000	$1,000
2009 3rd	$975	$1,050
2009 4th	$850	$1,000

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

DISTRIBUTIONS

Distributions by the Company to our unit holders are in proportion to the number of units held by each unit holder.  A unit holder’s distribution is determined by dividing the number of units owned by such unit holder by the total number of units outstanding.  Our board of governors has complete discretion over the timing and amount of distributions to our unit holders, however, our member control agreement requires the board of governors to endeavor to make cash distributions at such times and in such amounts as will permit our unit holders to satisfy their income tax liability related to owning our units in a timely fashion.  Our expectations with respect to our ability to make future distributions are discussed in greater detail in “MANAGEMENT’S DISCUSSION AND ANALYSIS.”   We did not declare any distributions to our members in our fiscal year ended October 31, 2009 or our fiscal year ended October 31, 2008.

Below is a table representing the distributions made by us since our inception.  As discussed above, we did not make any distributions during our 2009 fiscal year.  Our typical member has realized a return on their original investment in Granite Falls Energy of approximately 77% over our 4-year period of operations.

Date Declared	Total Distribution	Distribution Per Unit	Distributed to Members of Record as of:
November 19, 2009	$4,598,400	$150	December 1, 2009

October 19, 2007	$6,231,200	$200	November 30, 2007

March 15, 2007	$3,115,600	$100	April 2, 2007

July 10, 2006	$9,999,830	$320	July 31, 2006

Totals	$23,945,030	$770

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

ITEM 6.  SELECTED FINANCIAL DATA

The following table presents selected financial and operating data as of the dates and for the periods indicated.  The selected balance sheet financial data as of October 31, 2007, 2006 and 2005 and the selected statement of operations data and other financial data for the years ended October 31, 2006 and 2005 have been derived from our audited financial statements that are not included in this Form 10-K.  The selected balance sheet financial data as of October 31, 2009 and 2008 and the selected statement of operations data and other financial data for each of the years in the three year period ended October 31, 2009 have been derived from the audited financial statements included elsewhere in this Form 10-K.  You should read the following table in conjunction with Item 7 “Management Discussion and Analysis of Financial Condition and Results of Operations”  and the financial statements and the accompanying notes included elsewhere in this Form 10-K.  Among other things, those financial statements include more detailed information regarding the basis of presentation for the following financial data.

Statement of Operations Data:	2009	2008	2007	2006	2005
Revenues	$91,282,031	$99,393,373	$94,776,725	$93,549,478	$—

Cost Goods Sold	$87,464,936	$102,396,467	$75,772,701	$54,539,754	$—

Lower of Cost or Market Adjustment	$—	$1,947,000	$—	$—	$—

Pre-Production Expenses	$—	$—	$—	$—	$251,235

Gross Profit (Loss)	$3,817,095	$(4,950,094)	$19,004,024	$39,009,724	$(251,235)

Operating Expenses	$2,045,615	$2,916,170	$2,807,130	$2,894,018	$492,353

Operating Income (Loss)	$1,771,480	$(7,866,264)	$16,196,894	$36,115,706	$(743,588)

Other Income (Expense)	$(685,300)	$188,005	$(265,153)	$(1,370,038)	$(470,511)

Net Income (Loss)	$1,086,180	$(7,678,259)	$15,931,741	$34,745,668	$(1,214,099)

Weighted Average Capital Units Outstanding	30,781	31,156	31,156	31,156	31,143

Net Income (Loss) Per Capital Unit	$35.29	$(246.45)	$511.35	$1,115.22	$(38.98)

Cash Distributions per Capital Unit	$—	$—	$300.00	$320.96	$—

Balance Sheet Data:	2009	2008	2007	2006	2005
Current Assets	$14,015,271	$9,382,784	$15,901,679	$25,028,447	$1,025,548

Net Property and Equipment	$42,425,018	$48,648,041	$54,677,788	$55,393,293	$52,861,088

Other Assets	$32,894	$35,694	$38,493	$434,185	$487,574

Total Assets	$56,473,183	$58,066,519	$70,617,960	$80,855,925	$54,374,210

Current Liabilities	$4,004,077	$6,108,632	$10,908,043	$8,239,080	$8,648,311

Long-Term Debt	$370,136	$445,097	$518,868	$20,010,737	$17,287,043

Members’ Equity	$52,098,970	$51,512,790	$59,191,049	$52,606,108	$27,812,470

Book Value Per Capital Unit	$1,699.47	$1,653.38	$1,899.83	$1,688.47	$892.68

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

Results of Operations

Comparison of Fiscal Years Ended October 31, 2009 and 2008

	2009		2008
Income Statement Data	Amount	%	Amount	%
Revenues	$91,282,031	100.0	$99,393,373	100.0

Cost of Goods Sold(1)	$87,464,936	95.8	$104,343,467	105.0

Gross Profit (Loss)	$3,817,095	4.2	$(4,950,094)	(5.0)

Operating Expenses	$2,045,615	2.2	$2,916,170	2.9

Operating Income (Loss)	$1,771,480	2.0	$(7,866,264)	(7.9)

Other Income (Expense)	$(685,300)	(0.8)	$188,004	0.2

Net Income (Loss)	$1,086,180	1.2	$(7,678,259)	(7.7)

(1)  2008 Cost of Goods Sold includes lower of cost or market adjustment of $1,947,000.

Revenues

We experienced a significant decrease in our revenues for our 2009 fiscal year compared to our 2008 fiscal year.  Management attributes this decrease primarily to significant decreases we experienced in the average prices we received for our ethanol and distillers grains during fiscal year 2009 compared to fiscal year 2008.  For our 2009 fiscal year, ethanol sales comprised approximately 82.5% of our revenue, distillers grains comprised approximately 16.0% of our revenue and corn oil sales comprised less than 1.5% of our revenue.  For our 2008 fiscal year, ethanol sales comprised approximately 83.8% of our revenue, distillers grains comprised approximately 15.1% of our revenue and corn oil sales comprised less than 1.1% of our revenue.

Ethanol

The average price we received for our ethanol decreased by approximately 25% during our 2009 fiscal year compared to our 2008 fiscal year.  Management attributes this decrease in the average price we received for our ethanol during our 2009 fiscal year compared to the same period of 2008 with decreased commodity prices generally.  We experienced a peak in commodity prices during the middle of our 2008 fiscal year.  Following this peak, commodity prices, including ethanol, decreased sharply.  Management believes that the current global economic climate has resulted in continued low commodity prices, including ethanol.  However, as the world economy has shown some early signs of recovery, ethanol prices have recently been increasing, along with commodity prices generally.

We experienced an approximately 12% increase in gallons of ethanol sold during our 2009 fiscal year compared to our 2008 fiscal year.  We attribute this increase in ethanol sales to an increase in our permitted production capacity.  In September 2008 we obtained amendments to our environmental permits allowing us to increase ethanol production from 45 million gallons of annual ethanol production to 49.9 million gallons of undenatured ethanol on an annualized rolling sum basis.

Management anticipates that ethanol prices will continue to change in relation to changes in corn and energy prices.  These prices have been somewhat volatile due to the uncertainty that we are experiencing in the overall economy which has been affecting commodities prices for the last year.  Management believes that there is currently a surplus of ethanol production capacity in the United States.  Management believes this has resulted in several ethanol producers decreasing ethanol and distillers grains production or halting operations altogether.  The amount of this idled ethanol production capacity has changed throughout our 2009 fiscal year as a result of changes in the spread between corn prices and ethanol prices.  Ethanol producers decreasing or ceasing production has an effect on the supply of ethanol in the market which can positively impact the price of ethanol.  Much of this idled ethanol capacity could come back online within a reasonably short period of time which could negatively impact ethanol prices.  We anticipate that the ethanol industry must continue to grow demand for ethanol in order to support current ethanol prices and retain profitability in the ethanol industry.

A debate continues with respect to changes in the allowable percentage of ethanol blended with gasoline for use in standard (non-flex fuel) vehicles.  Currently, ethanol is blended with conventional gasoline for use in standard vehicles to create a blend which is 10% ethanol and 90% gasoline.  Estimates indicate that approximately 135 billion gallons of gasoline are sold in the United States each year.  However, gasoline demand may be shrinking in the United States as a result of the global economic slowdown.  Assuming that all gasoline in the United States is blended at a rate of 10% ethanol and 90% gasoline, the maximum demand for ethanol is 13.5 billion gallons per year.  This is commonly referred to as the “blending wall,” which represents a theoretical limit where more ethanol cannot be blended into the national gasoline pool.  This is a theoretical limit because it is believed that it would not be possible to blend ethanol into every gallon of gasoline that is used in the United States and it discounts the possibility of additional ethanol being used in higher percentage blends such as E85 used in flex fuel vehicles.  Many in the ethanol industry believe that we will reach this blending wall in 2010.  The RFS mandate requires that 36 billion gallons of renewable fuels be used each year in the United States by 2022 which equates to approximately 27% renewable fuels used per gallon of gasoline sold.  In order to meet the RFS mandate and expand demand for ethanol, management believes higher percentage blends of ethanol must be utilized in conventional automobiles.  Such higher percentage blends of ethanol have continued to be a contentious issue.  Automobile manufacturers and environmental groups are lobbying against higher percentage ethanol blends.  State and federal regulations prohibit the use of higher percentage ethanol blends in conventional automobiles and vehicle manufacturers have indicated that using higher percentage blends of ethanol in conventional automobiles would void the manufacturer’s warranty.  Without increases in the allowable percentage blends of ethanol, demand for ethanol may not continue to increase.  Our financial condition may be negatively affected by decreases in the selling price of ethanol resulting from ethanol supply exceeding demand.  Recently, the EPA has been considering allowing E15 to be used in standard vehicles.  However, the EPA has delayed making a decision on E15 until sometime in mid-2010.  See “Item 1 — BUSINESS — Competition” for more detailed information regarding E15 and the blending wall.

Our risk management plan involves the use hedging transactions and futures contracts to fix our ethanol netback price and our corn costs and lock in a profitable margin.  In connection with this strategy, we enter into hedging transactions with respect to the ethanol we produce.  Realized gains and losses on hedging contracts impact the netback price we receive for our ethanol.  Decreased ethanol netbacks will decrease our revenue.  The effects of these hedging transactions can be volatile from period to period which influences our financial performance because we do not use hedge accounting and our outstanding derivatives are marked to market at the end of each fiscal quarter.  Realized and unrealized gains and losses related to our ethanol derivative instruments resulted in a decrease in our revenue of $270,169 for the fiscal year ended October 31, 2009 compared to a decrease of $7,281,662 for the same period of 2008.

Distillers Grains

We produce distillers grains for sale in two separate forms, distillers dried grains with solubles (DDGS) and modified/wet distillers grains (MWDG).  We market approximately 97% of our total distillers grains in the form of DDGS and approximately 3% of our total distillers grains in the form of MWDG.  We experienced a decrease in the average prices we received for our distillers grains, both DDGS and MWDG, during our 2009 fiscal year compared to the same period of 2008.  We experienced an approximately 15% decrease in the average price we received for our distillers grains during our 2009 fiscal year compared to our 2008 fiscal year.

Management believes that the market prices for distillers grains change in relation to the prices of other animal feeds, such as corn and soybean meal.  As a result of the current economic situation and its effect on commodities prices, we experienced a significant decrease in the market prices of corn and soybean meal starting in the middle of 2008.  This resulted in a significant decrease in distillers grains prices.  We believe that the negative effect lower corn and soybean meal prices had on market distillers grains prices was somewhat offset by decreased distillers grains production by the ethanol industry during our 2009 fiscal year.  Management believes that several ethanol producers decreased ethanol and distillers grains production or ceased production altogether during 2009 as a result of unfavorable operating conditions.  Management believes this resulted in decreased distillers grains production which we believe had a positive impact on the market price of distillers grains which somewhat offset price decreases resulting from lower corn and soybean meal prices.

Corn Oil

Corn oil represents a relatively new revenue source for Granite Falls.  Our 2009 fiscal year was the first fiscal year in which we produced and sold corn oil during each fiscal quarter.  Separating the corn oil from our distillers grains results in decreased revenue from our distillers decreases the total tons of distillers grains that we sell, thereby decreasing our distillers grains revenue.  However, our corn oil has a higher per ton value than our distillers grains.

Cost of Goods Sold and Gross Profit

Our two primary costs of producing ethanol, distillers grains and corn oil are corn costs and natural gas costs.  We experienced a significant decrease in our cost of goods sold for our 2009 fiscal year compared to our 2008 fiscal year.

Corn Costs

Our largest cost associated with the production of ethanol, distillers grains and corn oil is corn costs.  We experienced a decrease in the total amount we paid for corn of approximately 14% for our 2009 fiscal year compared to our 2008 fiscal year.  We experienced a decrease in the average per bushel price we paid for corn of approximately 23% for our 2009 fiscal year compared to our 2008 fiscal year.  Further, we experienced an approximately 12% increase in our corn consumption for our 2009 fiscal year compared to our 2008 fiscal year due to our increase in production.

During the middle of our 2008 fiscal year, commodities prices, including corn prices, increased significantly causing a peak at the end of June and early July 2008.  Following the peak, commodities prices fell sharply.  The record high corn prices we experienced during most of our 2008 fiscal year resulted in significantly higher cost of goods sold related to corn costs during our 2008 fiscal year.  Management believes that lower worldwide demand for commodities as a result of the current economic situation has resulted in lower commodities prices throughout our 2009 fiscal year.  This positively impacted the average price we paid per bushel of corn during our 2009 fiscal year compared to our 2008 fiscal year.

In recent months, corn prices have trended higher.  Management attributes this upward trend in corn prices with a general increase in commodity and financial markets recently.  Despite the fact that corn yields have been strong, uncertainty continues regarding the total amount of corn that was harvested and the quality of the corn harvested in the fall of 2009 as a result of the late harvest and unfavorable weather conditions that existed during the 2009 growing season.  If the corn that was harvested in the fall of 2009 was of poor quality, it might negatively impact the number of gallons of ethanol that can be produced per bushel of corn.  Further, management anticipates that corn demand may increase in the near future should global economic conditions continue to improve.  Should corn demand increase, it may result in further increases in the market price of corn.

Natural Gas Costs

We experienced a significant decrease in the average price we paid per MMBtu of natural gas during our 2009 fiscal year compared to our 2008 fiscal year.  The average price we paid per MMBtu of natural gas during our 2009 fiscal year was approximately 20% lower than the average price we paid during our 2008 fiscal year.  Management attributes this significant decrease in the average price we paid for natural gas with decreased commodity prices generally during 2009 compared to 2008.  Worldwide energy demand has decreased as a result of the global economic situation.  However, natural gas prices have recently been increasing.  Natural gas prices typically increase during the winter months as natural gas demand increases in colder climates that use natural gas for heating needs.  Management anticipates that natural gas prices will continue to increase during the winter months.  Should the economy continue to improve, it may result in increased energy demand, including increased natural gas demand.  This may result in further increases in natural gas prices.

We also experienced an increase in our natural gas consumption of approximately 12% for our 2009 fiscal year compared to the same period of 2008.  Management attributes this increase in our natural gas consumption with increased ethanol and distillers grain production during our 2009 fiscal year compared to our 2008 fiscal year.

Realized and unrealized gains and losses related to our corn and natural gas derivative instruments resulted in an increase of approximately $465,000 in our cost of goods sold for the fiscal year ended October 31, 2009 compared to a decrease of approximately $3,857,000 for the same period of 2008.  We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn and natural gas in cost of goods sold as the changes occur.  As corn and natural gas prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance.  We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.

At October 31, 2008, we performed a lower of cost or market analysis on inventory and determined that the market values of certain inventories were less than their carrying value, attributable primarily to decreases in market prices of corn and ethanol.  Based on the lower of cost or market analysis, we recorded a lower of cost or market charge on certain inventories of approximately $489,000 for the year ended October 31, 2008. The total impairment charge was recorded in the lower of cost or market adjustment on the statement of operations.  The Company performed a similar analysis at October 31, 2009 and determined that no adjustment was required.

Operating Expenses

Operating expenses for the fiscal year ended October 31, 2009 totaled approximately $2,046,000, a decrease from approximately $2,916,000 for the same period of 2008.  This decrease in operating expenses is primarily attributable to the cost of negotiating a settlement of the dispute over the termination of the Operating and Management Agreement with Glacial Lakes Energy, LLC.  Approximately $681,000 of the total settlement payment was realized during our fiscal year ended October 31, 2008.

Other Income (Expense)

We had total other expense (net) for the fiscal year ended October 31, 2009 of approximately $685,000 compared to other income (net) of approximately $188,000 for fiscal year 2008.  We experienced an increase in other expense (net) for our 2009 fiscal year primarily as a result of paying approximately $780,000 to Aventine Renewable Energy, Inc. as a termination fee we incurred in connection with the termination of our ethanol marketing agreement during our fiscal quarter ended January 31, 2009.

Changes in Financial Condition for Fiscal Years Ended October 31, 2009 and 2008

Our current assets were 49% higher at October 31, 2009 compared to October 31, 2008.  We had more cash on hand on October 31, 2009 compared to October 31, 2008.  We were accumulating cash in anticipation of paying a distribution to our members after the conclusion of our fiscal year ended October 31, 2009.  In November 2009, we declared a distribution of approximately $4,600,000, which was paid out to our members in early December 2009.

The asset value of our property and equipment was slightly lower at October 31, 2009 compared to October 31, 2008 as a result of an increase in accumulated depreciation.

Our current liabilities were 34% lower at October 31, 2009 compared to October 31, 2008.  This is primarily due to a reduction in the amount outstanding on our revolving line of credit and our accrued liabilities.

Our long-term liabilities at October 31, 2009 were approximately $370,000 compared to approximately $445,000 at October 31, 2008, primarily as a result of our scheduled payments on these obligations.

Comparison of Fiscal Years Ended October 31, 2008 and 2007

	2008		2007
Income Statement Data	Amount	%	Amount	%
Revenues	$99,393,373	100.0	$94,776,725	100.0

Cost of Goods Sold(1)	$104,343,467	105.0	$75,772,701	79.9

Gross Profit (Loss)	$(4,950,094)	(5.0)	$19,004,024	20.0

Operating Expenses	$2,916,170	2.9	$2,807,130	3.0

Operating Income (Loss)	$(7,866,264)	(7.9)	$16,196,894	17.1

Other Income (Expense)	$188,005	0.2	$(265,153)	(0.3)

Net Income (Loss)	$(7,678,259)	(7.7)	$15,931,741	16.8

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

We enter into hedging transactions with respect to the ethanol we produce.  Realized gains and losses on hedging contracts impact the netback price we receive for our ethanol.  Decreased ethanol netbacks will decrease our revenue.  The effects of these hedging transactions can be volatile from period to period which influences our financial performance.  Realized and unrealized gains and losses related to our ethanol derivative instruments resulted in a decrease in our revenue of $7,281,662 for the fiscal year ended October 31, 2008 compared to a decrease of $726,375 for the same period of 2007.

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

Other Income (Expense)

We had total other income (net) for the fiscal year ended October 31, 2008 of approximately $188,000 compared to other expense (net) of approximately $265,000 for fiscal year 2007.  We experienced an increase in other income (net) for our 2008 fiscal year as a result of increased interest income, less interest expense and income from project management services provided to Highwater Ethanol, LLC.

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

Derivative Instruments

Our risk management plan involves the use hedging transactions and futures contracts to fix our ethanol netback price and our corn costs and lock in a profitable margin.  In connection with this strategy, we enter into hedging transactions with respect to the ethanol we produce.  We enter into derivative instruments to hedge our exposure to price risk related to forecasted corn and natural gas purchases and ethanol sales.  We do not typically enter into derivative instruments other than for hedging purposes.  All derivative instruments are recognized on the October 31, 2009 and 2008 balance sheets at their estimated fair market value. Currently, none of our derivative instruments are classified as cash-flow hedges for accounting purposes.  On the date the derivative instrument is entered into, we will designate the derivative as either a hedge of the variability of cash flows of a forecasted transaction or will not designate the derivative as a hedge.  Changes in the fair value of a derivative that is designated as, and meets all of the required criteria for, a cash flow hedge are recorded in accumulated other comprehensive income and reclassified into earnings as the hedged items affect earnings.  Changes in the fair value of a derivative that is not designated as a hedge are recorded in current period earnings.  Although certain derivative instruments may not be designated as, and accounted for, as a cash flow hedge, we believe our derivative instruments are effective economic hedges of specified risks.

During the fiscal year ended October 31, 2009 and 2008, the Company recorded a combined realized and unrealized loss for derivatives from corn, natural gas and ethanol of $552,654 and $3,424,981, respectively.  These losses are recorded in revenue and cost of goods sold.

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

Inventory

We value our inventory at the lower of cost or market. Our estimates are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. These valuations require the use of management’s assumptions which do not reflect unanticipated events and circumstances that may occur. In our analysis, we consider future corn costs and ethanol prices, break-even points for our plant and our risk management strategies in place through our use of derivative instruments. Given the significant assumptions required and the possibility that actual conditions will differ, we consider the valuation of the lower of cost or market on inventory to be a critical accounting estimate.

Property, Plant and Equipment

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Impairment testing for assets requires various estimates and assumptions, including an allocation of cash flows to those assets and, if required, an estimate of the fair value of those assets. Given the significant assumptions required and the possibility that actual conditions will differ, we consider the assessment of the useful lives of property and equipment to be a critical accounting estimate.

Liquidity and Capital Resources

Operating Budget and Financing of Plant Operations

Based on financial forecasts performed by our management, we anticipate that we will have sufficient cash from our current credit facilities and cash from our operations to continue to operate the ethanol plant for the next 12 months.  We do not anticipate seeking additional equity or debt financing during our 2010 fiscal year.  However, should we experience unfavorable operating conditions in the future, we may have to secure additional debt or equity sources for working capital or other purposes.

As a result of current conditions in the ethanol market that have presented more favorable operating conditions than we experienced during the second half of our 2008 fiscal year and the beginning of our 2009 fiscal year, we have been able to repay the amount previously outstanding on our revolving line of credit.  This has allowed us greater liquidity and has increased the amount of funds that are available to us on our revolving line of credit.  However, should we once again experience unfavorable operating conditions in the ethanol industry that prevent us from profitably operating the ethanol plant, we may need to utilize our line of credit or seek other sources of liquidity.

The following table shows cash flows for the fiscal years ended October 31, 2009 and 2008:

	Year ended October 31,
	2009	2008
Net cash from operating activities	$8,551,238	$1,586,770
Net cash used for investing activities	(588,234)	(769,110)
Net cash used for financing activities	(2,284,271)	(4,743,312)

The following table shows cash flows for the fiscal years ended October 31, 2008 and 2007:

	Year ended October 31,
	2008	2007
Net cash from operating activities	$1,586,770	$22,260,764
Net cash used for investing activities	(769,110)	(5,882,436)
Net cash used for financing activities	(4,743,312)	(25,818,317)

Cash Flow From Operations

We experienced a significant increase in net cash from operating activities of approximately $7,000,000 during our fiscal year ended October 31, 2009 as compared to the same period of 2008.  This change in cash from our operating activities resulted primarily from a $7,000,000 positive swing in our net income/loss for our 2009 fiscal year compared to our 2008 fiscal year.  During our 2009 fiscal year, our capital needs were being adequately met through cash from our operating activities and our credit facilities.

We experienced a significant decrease in net cash from operating activities of $20,700,000 during our fiscal year ended October 31, 2008 as compared to the same period of 2007.  This change in cash from our operating activities resulted primarily from a decrease of $23,600,000 in our net income/loss for our 2008 fiscal year compared to our 2007 fiscal year.  During our 2008 fiscal year, our capital needs were being adequately met through cash from our operating activities and our credit facilities.

Cash Flow From Investing Activities

We experienced a decrease in the cash we used for investing activities during our 2009 fiscal year compared to our 2008 fiscal year.  During our 2008 fiscal year we installed our corn oil extraction equipment at a cost of approximately $700,000.

We experienced a decrease in the cash we used for investing activities during our 2008 fiscal year compared to our 2007 fiscal year.  This decrease was primarily a result of the completion of our river water intake structure, water pipeline and water treatment facility in 2007.  During our 2008 fiscal year our primary capital expenditure was our corn oil extraction equipment, which was significantly less expensive.

Cash Flow From Financing Activities

We used significantly less cash for financing activities during our 2009 fiscal year compared to our 2008 fiscal year primarily as a result of a decrease in our short and long term debt obligations and a decrease in distributions paid to our members.

We used significantly less cash for financing activities during our 2008 fiscal year compared to our 2007 fiscal year primarily as a result of a decrease in capital expenditures.

Indebtedness

Short-Term Debt Sources

On November 26, 2007, the Company entered into a Loan Agreement with Minnwest Bank M.V. of Marshall, MN (the “Bank”).  Under the original Loan Agreement, the revolving line of credit had a maximum of $10,000,000 available and was secured by substantially all of the Company’s assets. In June 2009, the revolving line of credit was amended at the request of the Company to lower the maximum amount available to $6,000,000. The interest rate on the revolving line of credit is at 0.25 percentage points above the prime rate as reported by the Wall Street Journal, with a minimum rate of 5.0%. The interest rate on the revolving line of credit at October 31, 2009 was 5.0%, the minimum rate under the terms of the agreement. At October 31, 2009, the Company had no outstanding balance on this line of credit. The Company is required to maintain a savings account balance with the Bank totaling 10% of the maximum amount available on the line of credit to serve as collateral on this line of credit.  At October 31, 2009 and 2008, this amount totaled $600,000 and $1,000,000, respectively, and is included in restricted cash.

Long-Term Debt Sources

We have paid off our term loans with FNBO and received a release of FNBO’s security interest in all of our tangible and intangible property, real and personal, which had served as collateral for our term loans.

Our long-term debt for our fiscal years ended October 31, 2009 and 2008 consist of the following:

	October 31, 2009	October 31, 2008
Economic Development Authority (“EDA”) Loans:
City of Granite Fall / MIF	$292,956	$352,880
Western Minnesota RLF	71,423	79,756
Chippewa County	80,718	86,232
Total EDA Loan	445,097	518,868

Less: Current Maturities	(74,961)	(73,771
Total Long-Term Debt	$370,136	$445,097

The estimated maturities of long term debt at October 31, 2009 are as follows:

2009	$74,961
2010	76,184
2011	77,440
2012	78,731
2013	64,251
Thereafter	73,530
Total	$445,097

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

Summary of notes payable under our Economic Development Authority (“EDA”) Loans:

Note payable to City of Granite Falls/Minnesota Investment Fund, bearing interest of 1.00% due in quarterly installments of $15,807, payable in full on June 15, 2014, secured by a second mortgage on all assets. The outstanding balance at October 31, 2009 was $292,956.

Note payable to City of Granite Falls/Western Minnesota Revolving Loan Fund, bearing interest of 5.00% due in semi-annual installments of $6,109, payable in full on June 15, 2016, secured by a second mortgage on all assets. The outstanding balance at October 31, 2009 was $71,423.

Note payable to City of Granite Falls/Chippewa County, bearing interest of 3.00% due in semi-annual installments of $4,030, payable in full on June 15, 2021, secured by a second mortgage on all assets. The outstanding balance at October 31, 2009 was $80,718.

Contractual Obligations

The following table provides information regarding the consolidated contractual obligations of the Company as of October 31, 2009:

	Total	Less than One Year	One to Three Years	Three to Five Years	Greater Than Five Years
Long-Term Debt Obligations (1)	$482,579	$83,506	$167,013	$151,206	$80,584
Operating Lease Obligations (2)	6,183,014	1,665,264	2,676,318	1,269,033	572,399
Total Contractual Obligations	$6,665,593	$1,748,770	$2,843,331	$1,420,239	$653,253

(1)          Long-Term Debt Obligations include estimated interest and interest on unused debt.

(2)          Operating lease obligations include the Company’s rail car lease.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Interest Rate Risk

We may be exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding a revolving line of credit which bears a variable interest rate.  At October 31, 2009, we had a zero balance outstanding on our revolving line of credit, however, we may borrow on this line of credit at any time which would expose us to interest rate market risk. The specifics of this note are discussed in greater detail in “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Short-Term and Long-Term Debt Sources.”

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

A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the fair value of our corn and natural gas prices and average ethanol price as of October 31, 2009, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements.  The volumes are based on our expected use and sale of these commodities for a one year period from October 31, 2009.  As of October 31, 2009, approximately 15% of our estimated corn usage, 80% of our anticipated natural gas usage and 15% of our ethanol sales over the next 12 months were subject to fixed price or index contracts where a price has been established with an exchange.  The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of 10/31/2009	Approximate Adverse Change to Income
Natural Gas	604,000	MMBTU	10%	$305,000
Ethanol	42,750,000	Gallons	10%	$8,272,000
Corn	15,451,000	Bushels	10%	$5,655,000

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

Financial Statements begin on page 44.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Governors

Granite Falls Energy, LLC

Granite Falls, MN

We have audited the accompanying balance sheets of Granite Falls Energy, LLC as of October 31, 2009 and 2008 and the related statements of operations, changes in members’ equity, and cash flows for each of the three fiscal years in the period ended October 31, 2009.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Granite Falls Energy, LLC as of October 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three fiscal years in the period ended October 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ Boulay, Heutmaker, Zibell & Co. P.L.L.P.

Certified Public Accountants

Minneapolis, Minnesota

January 22, 2010

GRANITE FALLS ENERGY, LLC

Balance Sheets

	October 31,	October 31,
	2009	2008
ASSETS

Current Assets
Cash	$5,716,506	$37,773
Restricted cash	1,110,673	1,000,000
Accounts receivable	3,340,018	3,790,454	*
Inventory	2,851,640	3,875,324
Derivative instruments	816,812	568,822
Prepaid expenses and other current assets	179,622	110,411
Total current assets	14,015,271	9,382,784

Property, Plant and Equipment
Land and improvements	3,490,107	3,490,107
Railroad improvements	4,127,738	4,127,738
Process equipment and tanks	59,585,019	59,140,218
Administration building	279,734	279,734
Office equipment	135,912	135,912
Rolling stock	558,633	563,007
Construction in progress	237,828	92,557
	68,414,971	67,829,273
Less accumulated depreciation	25,989,953	19,181,232
Net property, plant and equipment	42,425,018	48,648,041

Other Assets
Deferred financing costs, net of amortization	32,894	35,694

Total Assets	$56,473,183	$58,066,519

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities
Current portion of long-term debt	$74,961	$73,771
Revolving line of credit	—	2,560,500
Accounts payable	1,529,688	1,351,695
Corn payable to FCE - related party	1,565,042	—
Due to broker	—	238,581
Derivative instruments	455,376	—
Accrued liabilities	379,010	1,884,085
Total current liabilities	4,004,077	6,108,632

Long-Term Debt, less current portion	370,136	445,097

Commitments and Contingencies

Members’ Equity, 30,656 and 31,156 units authorized, issued, and outstanding, respectively	52,098,970	51,512,790

Total Liabilities and Members’ Equity	$56,473,183	$58,066,519

*  Primarily related party

Notes to Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC

Statements of Operations

	Fiscal Years Ended October 31,
	2009	2008	2007

Revenues	$91,282,031	$99,393,373 *	$94,776,725	*

Cost of Goods Sold	87,464,936 *	102,396,467 *	75,772,701	*
Lower of Cost or Market Adjustment	—	1,947,000	—

Gross Profit (Loss)	3,817,095	(4,950,094)	19,004,024

Operating Expenses	2,045,615	2,916,170	2,807,130

Operating Income (Loss)	1,771,480	(7,866,264)	16,196,894

Other Income (Expense)
Other income (expense)	(618,035)	290,507	74,605
Interest income	14,886	37,378	390,858
Interest expense	(82,151)	(139,880)	(730,616)
Total other income (expense), net	(685,300)	188,005	(265,153)

Net Income (Loss)	$1,086,180	$(7,678,259)	$15,931,741

Weighted Average Units Outstanding - Basic and Diluted	30,781	31,156	31,156

Net Income (Loss) Per Unit - Basic and Diluted	$35.29	$(246.45)	$511.35

Distributions Per Unit - Basic and Diluted	$—	$—	$300.00

*  Primarily related party

Notes to Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC

Statement of Changes in Members’ Equity

Balance - October 31, 2006	$52,606,108

Member distributions paid	(3,115,600)

Member distributions declared	(6,231,200)

Net income for the year ended October 31, 2007	15,931,741

Balance - October 31, 2007	$59,191,049

Net loss for the year ended October 31, 2008	(7,678,259)

Balance - October 31, 2008	$51,512,790

Repurchase of 500 Membership units at $1,000 per unit, December 2008	(500,000)

Net income for the year ended October 31, 2009	1,086,180

Balance - October 31, 2009	$52,098,970

Notes to Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC

Statements of Cash Flows

	Fiscal Years Ended October 31,
	2009	2008	2007

Cash Flows from Operating Activities:
Net income (loss)	$1,086,180	$(7,678,259)	$15,931,741
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation and amortization	6,814,057	6,801,656	6,906,148
Change in fair value of derivative instruments	552,654	3,424,981	5,492,007
Changes in assets and liabilities:
Restricted cash	(460,673)	1,929,493	(1,104,537)
Derivative instruments	(345,268)	(4,240,841)	(1,178,688)
Accounts receivable	(49,564)	1,185,170	(443,550)
Inventory	1,023,684	(63,554)	(1,718,815)
Prepaid expenses and other current assets	(69,211)	1,110,956	(1,112,600)
Accounts payable	1,743,035	(1,028,317)	(937,679)
Due to broker	(238,581)	238,581	—
Accrued liabilities	(1,505,075)	(93,096)	426,737
Net Cash Provided by Operating Activities	8,551,238	1,586,770	22,260,764

Cash Flows from Investing Activities:
Capital expenditures	(81,071)	(31,137)	(698,328)
Construction in process	(513,576)	(737,973)	(5,184,108)
Proceeds from sale of equipment	6,413	—	—
Net Cash Used in Investing Activities	(588,234)	(769,110)	(5,882,436)

Cash Flows from Financing Activities:
Proceeds (payments) on revolving line of credit	(2,560,500)	2,560,500	—
Payments on long-term revolover	—	—	(22,702,717)
Payments on long-term debt	(73,771)	(72,612)	—
Restricted cash	350,000	(1,000,000)	—
Member distributions paid	—	(6,231,200)	(3,115,600)
Net Cash Used in Financing Activities	(2,284,271)	(4,743,312)	(25,818,317)

Net Increase (Decrease) in Cash	5,678,733	(3,925,652)	(9,439,989)

Cash — Beginning of Period	37,773	3,963,425	13,403,414

Cash — End of Period	$5,716,506	$37,773	$3,963,425

Supplemental Cash Flow Information

Cash paid during the period for:
Interest expense	$72,955	$719,777	$1,010,330

Supplemental Disclosure of Noncash Investing, Operating and Financing Activities

Construction costs in accounts payable	$—	$—	$87,485
Transfer of construction in process to fixed assets	$368,305	$913,544	$—
Accounts receivable offset by repurchase of membership units	$500,000	$—	$—

Notes to Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC

Condensed Statements of Operations

	Three Months		Three Months
	Ended		Ended
	Oct 31,		Oct 31,
	2009		2008
	(Unaudited)

Revenues	$23,140,351		$26,611,687 *

Cost of Goods Sold	20,398,696	*	29,169,709 *

Gross Profit (Loss)	2,741,655		(2,558,022)

Operating Expenses	472,137		498,870

Operating Income (Loss)	2,269,519		(3,056,892)

Other Income (Expense)
Other income	263		147,541
Interest income	6,850		5,152
Interest expense	(2,299)		(52,304)
Total other income (expense), net	4,814		100,388

Net Income (Loss)	$2,274,332		$(2,956,503)

Weighted Average Units Outstanding - Basic and Diluted	30,656		31,156

Net Income (Loss) Per Unit - Basic and Diluted	$74.19		$(94.89)

Distributions Per Unit - Basic and Diluted	$—		$—

*  Primarily related party

Notes to Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC

Notes to Financial Statements

October 31, 2009

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying audited financial statements of Granite Falls Energy, LLC have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As used in this report in Form 10-K, the “Company” represents Granite Falls Energy, LLC (“GFE”).

Nature of Business

Granite Falls Energy, LLC (“GFE” or the “Company”) is a Minnesota limited liability company currently producing fuel-grade ethanol, distillers grains, and corn oil near Granite Falls, Minnesota and sells these products throughout the continental United States. GFE’s plant has an approximate annual production capacity of 50 million gallons, and its environmental permits allow the Company to produce ethanol at a rate of 49.9 million gallons of undenatured ethanol on a twelve month rolling sum basis.

Fiscal Reporting Period

The Company has adopted a fiscal year ending October 31 for financial reporting purposes.

Accounting Estimates

Management uses estimates and assumptions in preparing these condensed financial statements in accordance with generally accepted accounting principles in the United States of America. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. The Company uses estimates and assumptions in accounting for the following significant matters, among others: economic lives of property, plant, and equipment, realizability of accounts receivable, valuation of derivatives and inventory, and analysis of long-lived assets impairment. Actual results may differ from previously estimated amounts, and such differences may be material to our condensed financial statements. The Company periodically reviews estimates and assumptions, and the effects of revisions are reflected in the period in which the revision is made.

Cash

The Company maintains it accounts primarily at two financial institutions, of which one is a member of the Company.  At times throughout the year, the Company’s cash balances may exceed amounts insured by the Federal Deposit Insurance Corporation. At October 31, 2009 and 2008 such funds approximated $6,002,000 and $1,000,000, respectively. The Company does not believe it is exposed to any significant credit risk on its cash balances.

Restricted Cash

The Company has restricted cash balances relating to its revolving line of credit agreement (discussed in Note 6) and its brokerage margin requirements based on open derivative contracts (discussed in Note 5).

Accounts Receivable

Credit terms are extended to customers in the normal course of business. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral.

Accounts receivable are recorded at their estimated net realizable value. Accounts are considered past due if payment is not made on a timely basis in accordance with the Company’s credit terms. Accounts considered uncollectible are written off. The Company follows a policy of providing an allowance for doubtful accounts; however, based on historical experience, and its evaluation of the current status of receivables, the Company is of the belief that such accounts will be collectible in all material respects and thus an allowance was not necessary at October 31, 2009 or 2008.  It is at least possible this estimate will change in the future.

GRANITE FALLS ENERGY, LLC

Notes to Financial Statements

October 31, 2009

Inventory

Inventory is stated at the lower of cost or market on a weighted cost basis. Market is based on current replacement values except that it does not exceed net realizable values and it is not less than net realizable values reduced by allowances from normal profit margin. Inventory consists of raw materials, supplies, work in process, and finished goods. Corn is the primary raw material along with other raw materials. Finished goods consist of ethanol, distillers grains and corn oil.

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

Deferred Financing Costs

Costs related to the Company’s debt financing discussed in Note 7 have been capitalized as incurred. The Company amortizes these costs over the term of the related debt using the effective interest method. Amortization expense totaled $2,800 for each of the three years ended October 31, 2009, 2008, and 2007.

Revenue Recognition

The Company generally sells ethanol and related products pursuant to marketing agreements. Revenues from the production of ethanol and the related products are recorded when the customer (generally the marketing companies as further discussed in Note 3 and 12) has taken title and assumed the risks and rewards of ownership, prices are fixed or determinable and collectability is reasonably assured. Title is generally assumed by the buyer at the Company’s shipping point.

In accordance with the Company’s agreements for the marketing and sale of ethanol and related products, marketing fees and commissions due to the marketers are deducted from the gross sales price as earned. These fees and

GRANITE FALLS ENERGY, LLC

Notes to Financial Statements

October 31, 2009

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

Fair Value of Financial Instruments

The carrying values of cash, restricted cash, accounts receivable, accounts payable, and accrued liabilities approximate fair value due to the short maturity of the instruments. The Company believes the carrying amount of the fixed rate long-term debt instruments approximates the fair value.

Derivative Instruments

From time to time the Company enters into derivative transactions to hedge its exposures to commodity price fluctuations. The Company is required to record these derivatives in the balance sheet at fair value.

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

Additionally, the Company is required to evaluate its contracts to determine whether the contracts are derivatives.  Certain contracts that literally meet the definition of a derivative may be exempted as “normal purchases or normal sales.” Normal purchases and normal sales are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business. Contracts that meet the requirements of normal purchases or sales are documented as normal and exempted from accounting and reporting requirements, and therefore, are not marked to market in our financial statements.

In order to reduce the risks caused by market fluctuations, the Company occasionally hedges its anticipated corn, natural gas, and denaturant purchases and ethanol sales by entering into options and futures contracts. These contracts are used with the intention to fix the purchase price of anticipated requirements for corn in the Company’s ethanol production activities and the related sales price of ethanol. The fair value of these contracts is based on quoted prices in active exchange-traded or over-the-counter market conditions. Although the Company believes its commodity derivative positions are economic hedges, none have been formally designated as a hedge for accounting purposes and derivative positions are recorded on the balance sheet at their fair market value, with changes in fair value recognized in current period earnings or losses. The Company does not enter into financial instruments for trading or speculative purposes.

On February 1, 2008, the Company adopted authoritative guidance related to “Derivatives and Hedging,” and has included the required enhanced quantitative and qualitative disclosure about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses from derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. See further discussion in Note 4.

Income Taxes

The Company is treated as a partnership for federal and state income tax purposes and generally does not incur income taxes. Instead, the earnings and losses are included in the income tax returns of the members. Therefore, no provision or liability for federal or state income taxes has been included in these financial statements. Differences between the financial statement basis of assets and tax basis of assets is related to capitalization and amortization of

GRANITE FALLS ENERGY, LLC

Notes to Financial Statements

October 31, 2009

organization and start-up costs for tax purposes, whereas these costs are expensed for financial statement purposes.  In addition, the Company uses the modified accelerated cost recovery system method (MACRS) for tax depreciation instead of the straight-line method that is used for book depreciation, which also causes temporary differences.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued authoritative accounting guidance relating to the recognition of income tax benefits. This authoritative guidance provides a two-step approach to recognizing and measuring tax benefits when realization of the benefits is uncertain. The first step is to determine whether the benefit meets the more-likely-than-not condition for recognition and the second step is to determine the amount to be recognized based on the cumulative probability that exceeds 50%.  Primarily due to the Company’s tax status as a partnership, the adoption of this guidance on November 1, 2008, had no material impact on the Company’s financial condition or results of operations.

Environmental Liabilities

The Company’s operations are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which it operates. These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its location. Accordingly, the Company has adopted policies, practices, and procedures in the areas of pollution control, occupational health, and the production, handling, storage, and use of hazardous materials to prevent material environmental or other damage, and to limit the financial liability, which could result from such events. Environmental liabilities are recorded when the liability is probable and the costs can be reasonable estimated. No expense has been recorded for the year’s ended October 31, 2009, 2008, or 2007.

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

Adoption of New Accounting Pronouncements

Effective July 2009, the FASB Accounting Standards Codification, also known collectively as the “Codification,” is considered the single source of authoritative U.S. accounting and reporting standards, except for additional authoritative rules and interpretive releases issued by the SEC. Nonauthoritative guidance and literature would include, among other things, FASB Concepts Statements, American Institute of Certified Public Accountants Issue Papers and Technical Practice Aids and accounting textbooks. The Codification was developed to organize GAAP pronouncements by topic so that users can more easily access authoritative accounting guidance.  It is organized by topic, subtopic, section, and paragraph, each of which is identified by a numerical designation. All accounting references have been updated, and therefore SFAS references have been replaced with a definition of the accounting policy where applicable. The Company adopted this guidance for the reporting period ended October 31, 2009.   The only impact of adopting this provision was to update and remove certain references in our financial statements to technical accounting literature.

In May 2009, the FASB issued guidance related to “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued and requires disclosure of the date through which an entity has evaluated subsequent events. This guidance is effective for interim and annual periods ending after June 15, 2009, and the Company adopted it effective July 31, 2009. The adoption did not have a material impact on the Company’s results of operations or financial position.

GRANITE FALLS ENERGY, LLC

Notes to Financial Statements

October 31, 2009

Subsequent Events

The Company has evaluated subsequent events through January 22, 2010, the date which the financial statements were available to be issued.

2.  RISKS AND UNCERTAINTIES

The Company has certain risks and uncertainties that it experiences during volatile market conditions. These volatilities can have a severe impact on operations. The Company’s revenues are derived from the sale and distribution of ethanol and distillers grains to customers primarily located in the U.S.  Corn for the production process is supplied to our plant primarily from local agricultural producers and from purchases on the open market.  For the fiscal year ended October 31, 2009 ethanol sales averaged 83% of total revenues and corn costs averaged 68% of cost of goods sold.

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

3.  CONCENTRATIONS

The Company has identified certain concentrations that are present in their business operations. The Company’s revenue from ethanol sales is derived from a single customer under an ethanol marketing agreement described in Note 13. Sales under that agreement account for approximately 83%, 84%, and 89% of the Company’s revenues, net of derivative activity, during fiscal 2009, 2008, and 2007, respectively. Accordingly, a significant portion of the Company’s receivables are regularly due from that same customer.

The Company has a revenue concentration in that its revenue is generated from the sales of just three products, ethanol, distillers grains, and corn oil.

4.  INVENTORY

Inventories consist of the following:

	October 31, 2009	October 31, 2008
Raw materials	$1,123,979	$1,805,713
Spare parts	495,104	484,032
Work in process	542,312	573,416
Finished goods	690,245	1,012,163
Totals	$2,851,640	$3,875,324

The Company performs a lower of cost or market analysis on inventory to determine if the market values of certain inventories are less than their carrying value, which is attributable primarily to decreases in market prices of corn and ethanol. Based on the lower of cost or market analysis, the Company recorded a lower of cost or market charge on certain inventories of approximately $0 and $489,000 for the years ended October 31, 2009 and 2008. The total impairment charge in 2008 was recorded in cost of goods sold.

GRANITE FALLS ENERGY, LLC

Notes to Financial Statements

October 31, 2009

5.  DERIVATIVE INSTRUMENTS

As of October 31, 2009, the Company has entered into ethanol, corn, natural gas, and denaturant derivative instruments, which are required to be recorded as either assets or liabilities at fair value in the condensed balance sheet.  Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the derivative instrument and the related change in value of the underlying hedged item and when the Company formally documents, designates, and assesses the effectiveness of transactions that receive hedge accounting initially and on an on-going basis. The Company must designate the hedging instruments based upon the exposure being hedged as a fair value hedge or a cash flow hedge. While the Company does not typically designate the derivative instruments that it enters into as hedging instruments because of the administrative costs associated with the related accounting, the Company believes that the derivative instruments represent an economic hedge. The Company does not enter into derivative transactions for trading purposes.

In order to reduce the risk caused by market fluctuations, the Company occasionally hedges its anticipated corn, natural gas, and denaturant purchases and ethanol sales by entering into options and futures contracts. These contracts are used with the intention to fix the purchase price of anticipated requirements of corn, natural gas, and denaturant in the Company’s ethanol production activities and the related sales price of ethanol. The fair value of these contracts is based on quoted prices in active exchange-traded or over-the-counter markets. Although the Company believes its commodity derivative positions are economic hedges, none have been formally designated as a hedge for accounting purposes and derivative positions are recorded on the balance sheet at their fair market value, with changes in fair value recognized in current period earnings or losses. Gains and losses from ethanol related derivative instruments, including unrealized changes in the fair value of these positions, are included in the results of operations and are classified as a component of revenue. Gains and losses from corn, natural gas, and denaturant derivative instruments, including unrealized changes in the fair value of these positions, are included in the results of operations and are classified as a component of costs of goods sold. The Company does not enter into financial instruments for trading or speculative purposes. The Company records withdrawals and payments against the trade equity of derivative instruments as a reduction or increase in the value of the derivative instruments

As of October 31, 2009, the total notional amount of the Company’s outstanding ethanol derivative instruments was approximately 840,000 gallons that were entered into to hedge forecasted ethanol sales through December 2009. As of October 31, 2009, the total notional amount of the Company’s outstanding corn derivative instruments was approximately 1,760,000 bushels that were entered into to hedge forecasted corn purchases through March 2010. As of October 31, 2009, the total notional amount of the Company’s outstanding natural gas derivative instruments was approximately 390,000 million British thermal units (MMBTU) that were entered into to hedge forecasted natural gas purchases through March 2010. As of October 31, 2009, the total notional amount of the Company’s outstanding denaturant derivative instruments was approximately 126,000 gallons that were entered into to hedge forecasted denaturant purchases through January 2010. There may be offsetting positions that are not shown on a net basis that could lower the notional amount of positions outstanding as disclosed above.

The following tables provide details regarding the Company’s derivative instruments at October 31, 2009, none of which are designated as hedging instruments

	Balance Sheet location	Assets	Liabilities

Ethanol contracts	Derivative instruments	$—	$(386,106)
Corn contracts	Derivative instruments	743,250	—
Natural gas contracts	Derivative instruments	—	(69,270)
Denaturant contracts	Derivative instruments	73,562	—

Totals		$816,812	$(455,376)

GRANITE FALLS ENERGY, LLC

Notes to Financial Statements

October 31, 2009

In addition, as of October 31, 2009 the Company maintains approximately $510,673 of restricted cash related to margin requirements for the Company’s derivative instrument positions.

The following tables provide details regarding the gains and (losses) from Company’s derivative instruments in statements of operations, none of which are designated as hedging instruments:

	Statement of	Years Ended October 31,
	Operations location	2009	2008	2007

Ethanol contracts	Revenue	$(270,169)	$(7,281,662)	$(726,375)
Corn contracts	Cost of Goods Sold	(190,425)	4,128,751	6,961,232
Natural gas contracts	Cost of Goods Sold	(274,914)	(272,070)	(742,850)
Denaturant contracts	Cost of Goods Sold	182,854	—	—

Total loss		$(552,654)	$(3,424,981)	$(5,492,007)

6.  REVOLVING LINE OF CREDIT

The Company has a Loan Agreement with Minnwest Bank M.V. of Marshall, MN (the “Bank”). Under the initial Loan Agreement, the Company had a revolving line of credit with a maximum of $10,000,000 available and is secured by substantially all of the Company’s assets. In June 2009, the revolving line of credit was amended at the request of the Company to lower the maximum amount available to $6,000,000. The interest rate on the revolving line of credit is at 0.25 percentage points above the prime rate as reported by the Wall Street Journal, with a minimum rate of 5.0%. The interest rate on the revolving line of credit at October 31, 2009 was 5.0%, the minimum rate under the terms of the agreement. At October 31, 2009, the Company had no outstanding balance on this line of credit. The Company is required to maintain a savings account balance with the Bank totaling 10% of the maximum amount available on the line of credit to serve as collateral on this line of credit.  At October 31, 2009 and 2008, this amount totaled $600,000 and $1,000,000, respectively and is included in restricted cash.

During first quarter of fiscal year 2008, the Company transferred letters of credit totaling $610,750 from FNBO to Minnwest Bank. These letters of credit were renewed for the same amount with Minnwest Bank on December 18, 2008. On February 13, 2009, the outstanding balance of the letters of credit was reduced to $462,853 due to the reduction in the credit requirement by Northern Natural Gas.

7.  LONG-TERM DEBT

Long-term debt consists of the following:

	October 31, 2009	October 31, 2008
Economic Development Authority (“EDA”) Loans:
City of Granite Fall / MIF	$292,956	$352,880
Western Minnesota RLF	71,423	79,756
Chippewa County	80,718	86,232
Total EDA Loan	445,097	518,868

Less: Current Maturities	(74,961)	(73,771)
Total Long-Term Debt	$370,136	$445,097

GRANITE FALLS ENERGY, LLC

Notes to Financial Statements

October 31, 2009

The estimated maturities of long term debt at October 31, 2009 are as follows:

2009	$74,961
2010	76,184
2011	77,440
2012	78,731
2013	64,251
Thereafter	73,530
Total	$445,097

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

8. LEASES

On October 3, 2005, the Company signed a lease agreement with Trinity Industries Leasing Company (“Trinity”) for 75 hopper cars to assist us with the transport of distillers grains by rail. The lease is for a five-year period once the cars have been delivered and inspected in Granite Falls, MN. Based on final manufacturing and interest costs, the Company will pay Trinity $673 per month plus $0.03 per mile traveled in excess of 36,000 miles per year.  Rent expense for these leases was approximately $604,000 and $597,000 for the twelve month periods ended October 31, 2009 and 2008, respectively.

In February 2009, the Company assumed three rail car leases for the transportation of the Company’s ethanol. The rail car lease payments are due monthly in the aggregate amount of approximately $89,000.

GRANITE FALLS ENERGY, LLC

Notes to Financial Statements

October 31, 2009

At October 31, 2009 the Company had the following minimum commitments, which at inception had non-cancelable terms of more than one year:

Periods Ending October 31,

2010	$1,665,264
2011	1,660,674
2012	1,015,644
2013	771,114
2014	497,919
Thereafter	572,399
Total minimum lease commitments	$6,183,014

9. FAIR VALUE

The Company follows accounting guidance related to fair value disclosures.    For the Company, this guidance applies to certain derivative investments. The authoritative guidance also clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements.

Various inputs are considered when determining the value financial instruments.   The inputs or methodologies used for valuing securities are not necessarily an indication of the risk associated with investing in these securities.  These inputs are summarized in the three broad levels listed below.

•                  Level 1 inputs are quoted prices in active markets for identical assets or liabilities as of the reporting date.  Active markets are those in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

•                  Level 2 inputs include the following:

•                  Quoted prices in active markets for similar assets or liabilities.

•                  Quoted prices in markets that are not active for identical or similar assets or liabilities.

•                  Inputs other than quoted prices that are observable for the asset or liability.

•                  Inputs that are derived primarily from or corroborated by observable market data by correlation or other means.

•                  Level 3 inputs are unobservable inputs for the asset or liability.

The following table provides information on those assets and liabilities measured at fair value on a recurring basis.

			Fair Value Measurement Using
	Carrying Amount in Balance Sheet October 31, 2009	Fair Value October 31, 2009	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial Assets:
Derivative Instruments	$816,812	$816,812	$816,812	$—	$—

Financial Liabilities:
Derivative Instruments	$(455,376)	$(455,376)	$(455,376)	$—	$—

GRANITE FALLS ENERGY, LLC

Notes to Financial Statements

October 31, 2009

The fair value of the derivative instruments are based on quoted market prices in an active market.

10. MEMBERS’ EQUITY

The Company has one class of membership units. The units have no par value and have identical rights, obligations and privileges.  Income and losses are allocated to all members based upon their respective percentage of units held.  As of October 31, 2009, 2008 and 2007, the Company had 30,656, 30,156 and 31,156 membership units issued and outstanding, respectively.

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

In December 2008, the Company redeemed 500 membership units totaling $500,000 from its former ethanol marketer (discussed further in Note 13).

There were no distributions declared during the fiscal year ended October 31, 2009, or 2008.

Subsequent to the Company’s fiscal year ended October 31, 2009, the Company declared a cash distribution of $150 per unit or $4,598,400 for unit holders of record as of November 19, 2009. The distribution was paid on December 16, 2009.

11.  EMPLOYEE BENEFIT PLANS

The Company has a defined contribution plan available to all of its qualified employees. The Company contributes a match of 50% of the participant’s salary deferral up to a maximum of 3% of the employee’s salary.  Company contributions totaled approximately $41,000, $42,000, and $36,000 for the years ended October 31, 2009, 2008, and 2007, respectively.

12. INCOME TAXES

The differences between the financial statement basis and tax basis of assets are based on the following:

	October 31, 2009	October 31, 2008
	(estimate)
Financial statement basis of assets	$56,473,183	$58,066,519
Organization & start-up costs capitalized for tax purposes, net	1,085,919	1,277,951
Tax depreciation greater than book depreciation	(25,352,534)	(24,866,837)
Unrealized derivatives (gains)/losses	(361,436)	(568,822)
Capitalized inventory	20,852	17,563

Income tax basis of assets	$31,865,984	$33,926,374

There were no differences between the financial statement basis and tax basis of the Company’s liabilities.

GRANITE FALLS ENERGY, LLC

Notes to Financial Statements

October 31, 2009

13. COMMITMENTS AND CONTINGENCIES

Contractual Obligations

The following table provides information regarding the consolidated contractual obligations of the Company as of October 31, 2009:

		Less than	One to Three	Three to	Greater Than
	Total	One Year	Years	Five Years	Five Years
Long-Term Debt Obligations (1)	$482,579	$83,506	$167,013	$151,206	$80,854
Operating Lease Obligations (2)	6,183,014	1,665,264	2,676,318	1,269,033	572,399
Total Contractual Obligations	$6,665,593	$1,748,770	$2,843,331	$1,420,239	$653,253

(1)     Long-Term Debt Obligations include estimated interest and interest on unused debt.

(2)     Operating lease obligations include the Company’s rail car lease (Note 8).

Corn Storage and Grain Handling Agreement and Purchase Commitments

The Company has a corn storage and grain handling agreement, which was later amended in September 2009, with Farmers Cooperative Elevator (FCE), a member. Under the current agreement, the Company agrees to purchase all of the corn needed for the operation of the plant FCE. The price of the corn purchased will be the bid price the member establishes for the plant plus a set fee of per bushel. At October 31, 2009, the Company did not have any open forward price corn purchase commitments with FCE. The Company purchased approximately $60,390,000 of corn from FCE during fiscal 2009, of which approximately $1,565,000 is included in accounts payable at October 31, 2009. The Company purchased approximately $78,415,000 of corn from FCE during fiscal 2008, of which $0 is included in accounts payable at October 31, 2008. The Company purchased approximately $57,121,000 of corn from FCE during fiscal 2007.

Ethanol Marketing Agreement

The Company initially entered into an Ethanol Marketing Agreement with Aventine Renewable Energy, Inc, (“Aventine”) who was also a member, whereby they would purchase all of the Company’s ethanol production. At October 31, 2008, the Company had 88% of its accounts receivable balance and 91% of its revenue from Aventine.

In December 2008, the Company’s Board of Governors determined that Aventine was not in compliance with the Ethanol Marketing Agreement and terminated the agreement. Pursuant to the agreement, Aventine was the exclusive marketer for the ethanol produced at GFE’s plant. The Company concluded that it had reasonable grounds for insecurity regarding Aventine’s ability to perform under the agreement. Accordingly, in both October 2008 and December 2008 Granite Falls requested from Aventine adequate assurance of Aventine’s ability to perform its obligations under the agreement. Aventine did not provide such assurance; therefore, the agreement was terminated on December 24, 2008. At the time the Ethanol Marketing Agreement was terminated, the Company had a receivable from Aventine of approximately $1,781,000. In satisfaction of this amount due to GFE, Aventine paid the Company $500,000 in cash, GFE agreed to redeem Aventine’s 500 membership units for $500,000 (as required by the Ethanol Marketing Agreement), and GFE incurred a termination fee of the remaining $781,000 which was charged to other income (expense) in the statement of operations for the period ended October 31, 2009. In February 2009, in connection with the termination of the Aventine Agreement, the Company assumed three rail car leases that Aventine had in place for the transportation of the Company’s ethanol.

On December 24, 2008, Granite Falls entered into an Ethanol Marketing Agreement (“Eco Agreement”) with Eco-Energy, Inc. (“Eco-Energy”). Pursuant to the Eco Agreement, Eco-Energy agrees to purchase the entire ethanol output of GFE’s ethanol plant and to arrange for the transportation of ethanol; however, GFE is responsible for

GRANITE FALLS ENERGY, LLC

Notes to Financial Statements

October 31, 2009

securing all of the rail cars necessary for the transport of ethanol by rail. GFE will pay Eco-Energy a certain percentage of the FOB plant price in consideration of Eco-Energy’s services.

Ethanol marketing fees and commissions (as part of the above marketing agreements) totaled approximately $622,000, $680,000, and 652,000 for the years ended October 31, 2009, 2008 and 2007 respectively.

Distillers Grain Marketing Agreement

The Company has a marketing agreement with a related company for the purpose of marketing and selling all the distillers grains the Company elects to ship by rail from the plant.  The initial term of the agreement was one year, but the agreement is to remain in effect until terminated by either party at its unqualified option, by providing written notice of not less than 90 days to the other party.  Neither party to the agreement has provided such notice. Distillers grain commissions totaled approximately $160,000, $125,000 and $98,000 for the years ended October 31, 2009, 2008 and 2007 respectively.

Contract for Natural Gas Pipeline to Plant

The Company has an agreement with an unrelated company for the construction of and maintenance of 9.5 miles of natural gas pipeline that will serve the plant. The agreement requires the Company receive a minimum of 1,400,000 DT of natural gas annually through the term of the agreement. The Company will be charged a fee based on the amount of natural gas delivered through the pipeline.

This agreement will continue in effect until December 31, 2015 at which time it will automatically renew for consecutive terms of 1 year. A twelve month prior written notice is required to be given by either party to terminate this agreement.

Construction Management and Operations Management Agreement

On August 1, 2008, the Company and Glacial Lakes Energy, LLC (“GLE”) executed a settlement agreement and mutual release related to the dispute with GLE over the termination of the Operating and Management Agreement. The Company has agreed to pay GLE a contingent amount of 2% of net income of the Company, as defined per the agreement, for each of the fiscal years ending October 31, 2008 and 2009 and 1.5% of net income of the Company, as defined per the agreement, for the fiscal year ending October 31, 2010. As of October 31, 2009 and 2008, the Company has accrued approximately $14,000 and $0, respectively, for the contingent amounts due on this agreement.

14.  LEGAL PROCEEDINGS

From time to time in the ordinary course of business, the Company may be named as a defendant in legal proceedings related to various issues, including without limitation, workers’ compensation claims, tort claims, or contractual disputes.  We are not currently a party to any material pending legal proceedings and we are not currently aware of any such proceedings contemplated by governmental authorities.

GRANITE FALLS ENERGY, LLC

Notes to Financial Statements

October 31, 2009

15.  QUARTERLY FINANCIAL DATA (UNAUDITED)

Summary quarterly results are as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year ended October 31, 2009
Revenues	$20,782,742	$21,529,863	$25,829,076	$23,140,350
Gross profit (loss)	(289,074)	(559,732)	1,929,793	2,736,655
Operating income (loss)	(810,049)	(1,078,241)	1,395,798	2,263,972
Net income (loss)	(1,506,486)	(1,071,243)	1,395,123	2,268,786
Basic and diluted earnings (loss) per unit	(48.36)	(34.94)	45.51	74.01

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year ended October 31, 2008
Revenues	$24,298,870	$19,018,497	$29,464,319	$26,611,687
Gross profit (loss)	3,416,057	(9,182)	(4,198,749)	(4,158,220)
Operating income (loss)	2,760,627	(576,048)	(5,393,753)	(4,657,090)
Net income (loss)	2,740,779	(552,886)	(5,299,452)	(4,556,700)
Basic and diluted earnings (loss) per unit	87.65	(17.75)	(170.09)	(146.25)

The above quarterly financial data is unaudited, but in the opinion of management, all adjustments necessary for a fair presentation of the selected data for these periods presented have been included.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T).  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (the principal executive officer), Tracey Olson, along with our Chief Financial Officer (the principal financial and accounting officer), Stacie Schuler, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of October 31, 2009.  Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act  is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and overall control environment.  Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of October 31, 2009.

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

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the fourth quarter of our 2009 fiscal year, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

Pursuant to General Instruction G(3), we omit Part III, Items 10, 11, 12, 13 and 14 and incorporate such items by reference to an amendment to this Annual Report on Form 10-K or to a definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Annual Report (October 31, 2009).

ITEM 10.  GOVERNORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The Information required by this Item is incorporated by reference to the 2010 Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION.

The Information required by this Item is incorporated by reference to the 2010 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MEMBER MATTERS.

The Information required by this Item is incorporated by reference to the 2010 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND GOVERNOR INDEPENDENCE.

The Information required by this Item is incorporated by reference to the 2010 Proxy Statement.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The Information required by this Item is incorporated by reference to the 2010 Proxy Statement.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibits Filed as Part of this Report and Exhibits Incorporated by Reference.

The following exhibits and financial statements are filed as part of, or are incorporated by reference into, this report:

(1)                                   Financial Statements

The financial statements appear beginning at page 44 of this report.

(2)                                   Financial Statement Schedules

All supplemental schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

(3)                                   Exhibits

Exhibit No.	Exhibit	Filed Herewith	Incorporated by Reference
10.1	Second Amendment to Grain Procurement Agreement between Granite Falls Energy, LLC and Farmers Cooperative Elevator Co. +		Exhibit 99.1 to the registrant’s Form 8-K filed with 8-K on September 28, 2009.
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)	X

31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)	X

32.1	Certificate Pursuant to 18 U.S.C. Section 1350	X

32.2	Certificate Pursuant to 18 U.S.C. Section 1350	X

(+) Confidential Treatment Requested.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRANITE FALLS ENERGY, LLC

Date:	January 22, 2010	/s/ Tracey Olson
Tracey Olson
Chief Executive Officer and General Manager (Principal Executive Officer)

Date:	January 22, 2010	/s/ Stacie Schuler
Stacie Schuler
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	January 22, 2010	/s/ Tracey Olson
Tracey Olson
Chief Executive Officer and General Manager
(Principal Executive Officer)

Date:	January 22, 2010	/s/ Stacie Schuler
Stacie Schuler
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	January 22, 2010	/s/ Paul Enstad
Paul Enstad, Governor and Chairman

Date:	January 22, 2010	/s/ Ken Berg
Ken L. Berg, Governor and Vice Chairman

Date:	January 22, 2010	/s/ Dean Buesing
Dean Buesing, Governor

Date:	January 22, 2010	/s/ Julie Oftedahl-Volstad
Julie Oftedahl-Volstad, Governor and Secretary

Date:	January 22, 2010	/s/ Rodney R. Wilkison
Rodney R. Wilkison, Governor

Date:	January 22, 2010	/s/ Steven Core
Steven Core, Governor

Date:	January 22, 2010	/s/ Myron Peterson
Myron Peterson, Governor