Form 10-K/A
period 2008-10-31
Granite Falls Energy, LLC
filed 2010-03-16
CIK 1181749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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
DOCUMENTS INCORPORATED BY REFERENCE
The registrant has incorporated by reference into Part III of this Annual Report on Form 10-K/A portions of its definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Annual Report (October 31, 2008). This proxy statement is referred to in this report as the 2009 Proxy Statement.

Explanatory Note Regarding Amendment No. 1
This Amendment No. 1 to the Annual Report on Form 10-K of Granite Falls Energy, LLC (the “Company”) for the fiscal year ended October 31, 2008, is being filed for the purpose of amending the Section 302 and Section 906 Certifications contained in Item 13 to correct improperly dated certifications. The remainder of the Company’s Form 10-K is unchanged and is reproduced in this Amendment No. 1.  This report speaks as of the original filing date of the Form 10-K and has not been updated to reflect events occurring subsequent to the original reporting date.

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

AVAILABLE INFORMATION
Information about us is also available at our website at www.granitefallsenergy.com, under “SEC Compliance,” which includes links to reports we have filed with the Securities and Exchange Commission, including annual, quarterly and current reports. The contents of our website are not incorporated by reference in this Annual Report on Form 10-K/A. The Securities and Exchange Commission also maintains an Internet site (http://www.sec.gov) through which the public can access our reports.
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
COMPARISON CUMULATIVE TOTAL RETURN
AMONG GRANITE FALLS ENERGY, LLC,
NASDAQ MARKET INDEX AND SIC CODE INDEX
ASSUMES $100 INVESTED ON OCT. 1, 2006
ASSUMES DIVIDEND REINVESTED
THROUGH OCT. 1, 2008

ITEM 6. SELECTED FINANCIAL DATA.
The following table presents selected consolidated financial and operating data as of the dates and for the periods indicated. The selected balance sheet financial data as of October 31, 2006, 2005 and 2004 and the selected income statement data and other financial data for the years ended October 31, 2005 and 2004 have been derived from our audited financial statements that are not included in this Form 10-K/A. The selected balance sheet financial data as of October 31, 2008 and 2007 and the selected income statement data and other financial data for each of the fiscal years in the three year period ended October 31, 2008 have been derived from the audited Financial Statements included elsewhere in this Form 10-K/A. You should read the following table in conjunction with Item 7 “Management Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the accompanying notes included elsewhere in this Form 10-K/A. Among other things, those financial statements include more detailed information regarding the basis of presentation for the following financial data.

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
ITEM 9B. OTHER INFORMATION.
None.
PART III
Pursuant to General Instruction G(3), we omit Part III, Items 10, 11, 12, 13 and 14 and incorporate such items by reference to an amendment to this Annual Report on Form 10-K/A or to a definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Annual Report (October 31, 2008).
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

GRANITE FALLS ENERGY, LLC
Date: March 15, 2010	/s/ Tracey Olson
Tracey Olson
Chief Executive Officer and General Manager (Principal Executive Officer)

Date: March 15, 2010	/s/ Stacie Schuler
Stacie Schuler
Chief Financial Officer (Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 15, 2010	/s/ Tracey Olson Tracey Olson
Chief Executive Officer and General Manager (Principal Executive Officer)

Date: March 15, 2010	/s/ Stacie Schuler

Stacie Schuler
Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 15, 2010	/s/ Paul Enstad

Paul Enstad, Governor and Chairman

Date: March 15, 2010	/s/ Ken Berg

Ken L. Berg, Governor and Vice Chairman

Date: March 15, 2010	/s/ Dean Buesing

Dean Buesing, Governor

Date: March 15, 2010	/s/ Julie Oftedahl-Volstad

Julie Oftedahl-Volstad, Governor and Secretary

Date: March 15, 2010	/s/ Rodney R. Wilkison

Rodney R. Wilkison, Governor

Date: March 15, 2010	/s/ Shannon Johnson

Shannon Johnson, Governor

Date:March 15, 2010	/s/ Steve Core

Steve Core, Governor

Date:March 15, 2010	/s/ Dennis Wagner

Dennis Wagner, Governor

Date:March 15, 2010

Myron Peterson, Governor

EXHIBIT INDEX

Exhibit No.	Description
10.1	Ethanol Marketing Agreement with Eco-Energy, Inc. dated December 24, 3008. +
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)
32.1	Certificate Pursuant to 18 U.S.C. Section 1350
32.2	Certificate Pursuant to 18 U.S.C. Section 1350

(+)	Confidential Treatment Requested.