Form 10-Q
period 2010-01-31
Granite Falls Energy, LLC
filed 2010-03-16
CIK 1181749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal quarter ended January 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of March 1, 2010 there were 30,656 membership units outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

GRANITE FALLS ENERGY, LLC

Condensed Balance Sheets

	January 31,	October 31,
	2010	2009
	(unaudited)
ASSETS

Current Assets
Cash	$5,427,392	$5,716,506
Restricted cash	963,250	1,110,673
Accounts receivable	2,294,778	3,340,018
Inventory	3,917,484	2,851,640
Derivative instruments	8,799	816,812
Prepaid expenses and other current assets	442,594	179,622
Total current assets	13,054,297	14,015,271

Property, Plant and Equipment
Land and improvements	3,490,107	3,490,107
Railroad improvements	4,127,738	4,127,738
Process equipment and tanks	59,817,598	59,585,019
Administration building	279,734	279,734
Office equipment	135,912	135,912
Rolling stock	558,633	558,633
Construction in progress	22,568	237,828
	68,432,290	68,414,971
Less accumulated depreciation	27,724,964	25,989,953
Net property, plant and equipment	40,707,326	42,425,018

Other Assets
Deferred financing costs, net of amortization	32,194	32,894

Total Assets	$53,793,817	$56,473,183

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities
Current portion of long-term debt	$75,416	$74,961
Accounts payable	1,636,664	1,529,688
Corn payable to FCE - related party	1,259,257	1,565,042
Derivative instruments	465,438	455,376
Accrued liabilities	581,833	379,010
Total current liabilities	4,018,608	4,004,077

Long-Term Debt, less current portion	347,463	370,136

Commitments and Contingencies

Members’ Equity, 30,656 units authorized, issued, and outstanding	49,427,746	52,098,970

Total Liabilities and Members’ Equity	$53,793,817	$56,473,183

Notes to the Unaudited Condensed Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC

Condensed Statements of Operations

	Three Months		Three Months
	Ended		Ended
	January 31,		January 31,
	2010		2009
	(Unaudited)		(Unaudited)

Revenues	$23,424,562		$20,782,742 *

Cost of Goods Sold	21,077,622	*	21,071,816 *

Gross Profit (Loss)	2,346,940		(289,074)

Operating Expenses	508,941		520,975

Operating Income (Loss)	1,837,999		(810,049)

Other Income (Expense)
Other income (expense), net	81,954		(662,842)
Interest income	14,293		3,238
Interest expense	(7,069)		(36,833)
Total other income (expense), net	89,177		(696,437)

Net Income (Loss)	$1,927,176		$(1,506,486)

Weighted Average Units Outstanding - Basic and Diluted	30,656		31,151

Net Income (Loss) Per Unit - Basic and Diluted	$62.86		$(48.36)

Distributions Per Unit - Basic and Diluted	$150.00		$—

* - Primarily related party

Notes to the Unaudited Condensed Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC

Condensed Statements of Cash Flows

	Three Months	Three Months
	Ended	Ended
	January 31,	January 31,
	2010	2009
	(unaudited)	(unaudited)
Cash Flows from Operating Activities:
Net income (loss)	$1,927,176	$(1,506,486)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation and amortization	1,735,711	1,603,858
Change in fair value of derivative instruments	368,249	(2,474)
Changes in assets and liabilities:
Restricted cash	147,423	(206,030)
Derivative instruments	449,826	687,915
Accounts receivable	1,045,240	257,103
Inventory	(1,065,844)	(124,336)
Prepaid expenses and other current assets	(262,972)	(309,482)
Accounts payable	(198,809)	2,111,198
Due to broker	—	(238,581)
Accrued liabilities	202,823	(1,340,997)
Net Cash Provided by Operating Activities	4,348,823	931,688

Cash Flows from Investing Activities:
Capital expenditures	(17,319)	—
Construction in process	—	(16,467)
Net Cash Used in Investing Activities	(17,319)	(16,467)

Cash Flows from Financing Activities:
Payments on revolving line of credit, net	—	(485,500)
Payments on long-term debt	(22,218)	(21,777)
Member distributions paid	(4,598,400)	—
Net Cash Used in Financing Activities	(4,620,618)	(507,277)

Net Increase (Decrease) in Cash	(289,114)	407,944

Cash — Beginning of Period	5,716,506	37,773

Cash — End of Period	$5,427,392	$445,717

Supplemental Cash Flow Information

Cash paid during the period for:
Interest expense	$8,578	$26,404

Supplemental Disclosure of Noncash Investing, Operating and Financing Activities

Accounts receivable offset by repurchase of membership units	$—	$500,000
Transfer of construction in process to fixed assets	$215,260	$—

Notes to the Unaudited Condensed Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC

Notes to Unaudited Condensed Financial Statements

January 31, 2010

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed balance sheet as of October 31, 2009 is derived from audited financial statements. The unaudited interim condensed financial statements of Granite Falls Energy, LLC (the “Company”) reflect all adjustments consisting only of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of financial position and results of operations and cash flows. The results for the three month period ended January 31, 2010 are not necessarily indicative of the results that may be expected for a full fiscal year. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) are condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), although the Company believes that the disclosures made are adequate to make the information not misleading. These condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in its annual report for the year ended October 31, 2009 filed on Form 10-K with the SEC.

Nature of Business

Granite Falls Energy, LLC (“GFE” or the “Company”) is a Minnesota limited liability company currently producing fuel-grade ethanol, distillers grains, and crude corn oil near Granite Falls, Minnesota and sells these products throughout the continental United States. GFE’s plant has an approximate annual production capacity of 50 million gallons.

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

Revenue Recognition

The Company generally sells ethanol and related products pursuant to marketing agreements.  Revenues from the production of ethanol and the related products are recorded when the customer has taken title and assumed the risks and rewards of ownership, prices are fixed or determinable, and collectability is reasonably assured.  Title is generally assumed by the buyer at the Company’s shipping point.

In accordance with the Company’s agreements for the marketing and sale of ethanol and related products, marketing fees and commissions due to the marketers are deducted from the gross sales as earned. These fees and commissions are recorded net of revenues as they do not provide an identifiable benefit that is sufficiently separable from the sale of ethanol and related products. Ethanol commissions totaled approximately $188,000 and $149,000 for the three months ended January 31, 2010 and 2009, respectively.  Distillers grain commissions totaled approximately $42,000 and $40,000 for the three months ended January 31, 2010 and 2009 respectively.  Shipping costs incurred by the Company in the sale of ethanol are not specifically identifiable and as a result, are recorded based on the net selling price reported to the Company from the marketer. Shipping costs incurred by the Company in the sale of ethanol related products are included in cost of goods sold.

GRANITE FALLS ENERGY, LLC

Notes to Unaudited Condensed Financial Statements

January 31, 2010

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

2.  RISKS AND UNCERTAINTIES

The Company has certain risks and uncertainties that it experiences during volatile market conditions. These volatilities can have a severe impact on operations.  The Company’s revenues are derived from the sale and distribution of ethanol, distillers grains, and corn oil to customers primarily located in the U.S.  Corn for the production process is supplied to our plant primarily from local agricultural producers and from purchases on the open market.  For the three month period ended January 31, 2010, ethanol sales averaged 86% of total revenues and corn costs averaged 74% of cost of goods sold.

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

January 31, 2010

The Company has a revenue concentration in that its revenue is generated from the sales of just three products, ethanol, distillers grains, and corn oil.

3.  INVENTORY

Inventories consist of the following:

	January 31, 2010	October 31, 2009
Raw materials	$1,169,307	$1,123,979
Spare parts	507,446	495,104
Work in process	508,625	542,312
Finished goods	1,732,106	690,245
Totals	$3,917,484	$2,851,640

The Company performs a lower of cost or market analysis on inventory to determine if the market values of certain inventories are less than their carrying value, which is attributable primarily to decreases in market prices of corn and ethanol.

4.  DERIVATIVE INSTRUMENTS

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

As of January 31, 2010, the total notional amount of the Company’s outstanding ethanol derivative instruments was approximately 420,000 gallons that were entered into to hedge forecasted ethanol sales through March 2010. As of January 31, 2010, the total notional amount of the Company’s outstanding corn derivative instruments was approximately 1,250,000 bushels that were entered into to hedge forecasted corn purchases through March 2010. As of January 31, 2010, the total notional amount of the Company’s outstanding natural gas derivative instruments was approximately 130,000 million British thermal units (MMBTU) that were entered into to hedge forecasted natural gas purchases through July 2010. There may be offsetting positions that are not shown on a net basis that could lower the notional amount of positions outstanding as disclosed above.

GRANITE FALLS ENERGY, LLC

Notes to Unaudited Condensed Financial Statements

January 31, 2010

The following tables provide details regarding the Company’s derivative instruments at January 31, 2010, none of which are designated as hedging instruments

	Balance Sheet location	Assets	Liabilities

Ethanol contracts	Derivative instruments	$8,799	$—
Corn contracts	Derivative instruments	—	(427,188)
Natural gas contracts	Derivative instruments	—	(38,250)

Totals		$8,799	$(465,438)

In addition, as of January 31, 2010 the Company maintains approximately $363,250 of restricted cash related to margin requirements for the Company’s derivative instrument positions.

The following tables provide details regarding the gains and (losses) from Company’s derivative instruments in statements of operations, none of which are designated as hedging instruments:

	Statement of	Three-Months Ended January 31,
	Operations location	2010	2009

Ethanol contracts	Revenue	$(113,540)	$119,249
Corn contracts	Cost of Goods Sold	(219,427)	(104,542)
Natural gas contracts	Cost of Goods Sold	(45,373)	4,644
Denaturant contracts	Cost of Goods Sold	10,091	(16,877)

Total gain (loss)		$(368,249)	$2,474

5.  REVOLVING LINE OF CREDIT

The Company has a Loan Agreement with a bank. Under the initial Loan Agreement, the Company had a revolving line of credit with a maximum of $10,000,000 available and is secured by substantially all of the Company’s assets. In June 2009, the revolving line of credit was amended at the request of the Company to lower the maximum amount available to $6,000,000. The interest rate on the revolving line of credit is at 0.25 percentage points above the prime rate as reported by the Wall Street Journal, with a minimum rate of 5.0%. The interest rate on the revolving line of credit at January 31, 2010 was 5.0%, the minimum rate under the terms of the agreement. At January 31, 2010 and October 31, 2009, the Company had no outstanding balance on this line of credit. The Company is required to maintain a savings account balance with the Bank totaling 10% of the maximum amount available on the line of credit to serve as collateral on this line of credit.  At January 31, 2010 and 2009, this amount totaled $600,000 and $1,000,000, respectively, and is included in restricted cash.

The Company also has letters of credit totaling $484,928 with the bank as part of a credit requirement of Northern Natural Gas.

6.  LONG-TERM DEBT

Long-term debt consists of the following:

	January 31, 2010	October 31, 2009
Economic Development Authority (“EDA”) Loans:
City of Granite Fall / MIF	$277,881	$292,956
Western Minnesota RLF	67,099	71,423
Chippewa County	77,899	80,718
Total EDA Loan	422,879	445,097

Less: Current Maturities	(75,416)	(74,961)
Total Long-Term Debt	$347,463	$370,136

GRANITE FALLS ENERGY, LLC

Notes to Unaudited Condensed Financial Statements

January 31, 2010

The estimated maturities of long term debt at January 31, 2010 are as follows:

2010	$75,416
2011	76,654
2012	77,926
2013	48,924
2014	12,365
Thereafter	131,594
Total	$422,879

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

7. MEMBERS’ EQUITY

The Company has one class of membership units.   The units have no par value and have identical rights, obligations and privileges.  Income and losses are allocated to all members based upon their respective percentage of units held. In January 2009, the Company repurchased 500 units at a price of $1,000 per unit from its former ethanol marketer. As of January 31, 2010 and October 31, 2009, the Company had 30,656 membership units issued and outstanding.

In November 2009, the Company declared a cash distribution of $150 per unit or $4,598,400 for unit holders of record as of November 19, 2009. The distribution was paid on December 16, 2009.

8. FAIR VALUE

Various inputs are considered when determining the value financial instruments.   The inputs or methodologies used for valuing securities are not necessarily an indication of the risk associated with investing in these securities.  These inputs are summarized in the three broad levels listed below.

GRANITE FALLS ENERGY, LLC

Notes to Unaudited Condensed Financial Statements

January 31, 2010

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

•                  Level 3 inputs are unobservable inputs for the asset or liability.

The following table provides information on those assets and liabilities measured at fair value on a recurring basis.

			Fair Value Measurement Using
	Carrying Amount in Balance Sheet January 31, 2010	Fair Value January 31, 2010	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial Assets:
Derivative Instruments	$8,799	$8,799	$8,799	$—	$—

Financial Liabilities:
Derivative Instruments	$(465,438)	$(465,438)	$(465,438)	$—	$—

The fair value of the derivative instruments are based on quoted market prices in an active market.

9. COMMITMENTS AND CONTINGENCIES

Construction Management and Operations Management Agreement

On August 1, 2008, the Company and Glacial Lakes Energy, LLC (“GLE”) executed a settlement agreement and mutual release related to the dispute with GLE over the termination of the Operating and Management Agreement. The Company has agreed to pay GLE a contingent amount of 2% of net income of the Company, as defined per the agreement, for each of the fiscal years ending October 31, 2008 and 2009 and 1.5% of net income of the Company, as defined per the agreement, for the fiscal year ending October 31, 2010. As of January 31, 2010 and October 31, 2009, the Company accrued approximately $29,000 and $14,000, respectively, for the contingent amounts due under this agreement.

10.  LEGAL PROCEEDINGS

From time to time in the ordinary course of business, the Company may be named as a defendant in legal proceedings related to various issues, including without limitation, workers’ compensation claims, tort claims, or contractual disputes.  We are not currently a party to any material pending legal proceedings and we are not currently aware of any such proceedings being contemplated.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three month period ended January 31, 2010, compared to the same period of the prior fiscal year. This discussion should be read in conjunction with the condensed financial statements and notes and the information contained in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2009.

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

•                  Changes in the availability of credit and our ability to generate sufficient liquidity to fund our operations, debt service requirements and capital expenditures;

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

Results of Operations for the Three Months Ended January 31, 2010 and 2009

The following table shows the results of our operations and the approximate percentage of revenues, costs of goods sold, operating expenses and other items to total revenues in our unaudited statements of operations for the three months ended January 31, 2010 and 2009:

	Three Months Ended January 31, 2010 (Unaudited)		Three Months Ended January 31, 2009 (Unaudited)
Statement of Operations Data	Amount	Percent	Amount	Percent
Revenues	$23,424,562	100.00%	$20,782,742	100.00%

Cost of Goods Sold	21,077,622	90.0%	21,071,816	101.4%

Gross Profit (Loss)	2,346,940	10.0%	(289,074)	(1.4)%

Operating Expenses	508,941	2.2%	520,975	2.5%

Operating Income (Loss)	1,837,999	7.8%	(810,049)	(3.9)%

Other Income (Expense), net	89,177	0.4%	(696,437)	3.3%

Net Income (Loss)	$1,927,176	8.2%	$(1,506,486)	(7.2)%

Revenues

Our revenues from operations come from three primary sources: sales of fuel ethanol, sales of distillers grains and sales of corn oil.

The following table shows the sources of our revenue for the three months ended January 31, 2010.

Revenue Sources	Amount	Percentage of Total Revenues

Ethanol sales	$20,180,887	86.2%
Distillers grains sales	2,973,661	12.7
Corn oil sales	383,554	1.6
Ethanol derivative activity gains (losses)	(113,540)	(0.5)
Total Revenues	$23,424,562	100.0%

The following table shows the sources of our revenue for the three months ended January 31, 2009:

Revenue Sources	Amount	Percentage of Total Revenues

Ethanol sales	$16,764,866	80.6%
Distillers grains sales	3,680,517	17.7
Corn oil sales	218,110	1.1
Ethanol derivative activity gains (losses)	119,249	0.6
Total Revenues	$20,782,742	100.0%

The following table shows additional data regarding production and price levels for our primary inputs and products for the three months ended January 31, 2010 and 2009:

Additional Data	Three Months ended January 31, 2010	Three Months ended January 31, 2009
Ethanol sold (gallons)	11,720,905	11,798,045
Dried distillers grains sold (tons)	31,823	31,565
Modified distillers grains sold (tons)	1,400	3,980
Corn oil sold (pounds)	1,623,880	1,445,440
Ethanol average price per gallon (net of hedging activity)	$1.71	$1.43
Dried distillers grains average price per ton	$91.14	$108.45
Modified distillers grains average price per ton	$52.27	$64.68
Corn oil average price per pound	$0.24	$0.15
Corn costs per bushel (net of hedging activity)	$3.63	$3.29

Revenues.

In the three month period ended January 31, 2010, ethanol sales comprised approximately 86.2% of our revenues and distillers grains sales comprised approximately 12.7% percent of our revenues, while corn oil sales comprised approximately 1.6% of our revenues. For the three month period ended January 31, 2009, ethanol sales comprised approximately 80.6% of our revenue, and distillers grains sales comprised approximately 17.7% of our revenue, without including ethanol derivatives, while corn oil sales comprised approximately 1.1% of our revenues.

Management believes that distillers grains represent a smaller proportion of our revenues during the three months ended January 31, 2010 compared to the same period of 2009 as a result of higher ethanol prices and lower distillers grains prices we received during our first fiscal quarter of 2010 compared to the same period of 2009.

The average ethanol sales price we received for the three month period ended January 31, 2010 was approximately 20% higher than our average ethanol sales price for the comparable 2009 period. Management attributes this increase to a tighter supply of ethanol and strong demand for ethanol during the last two months of calender year 2009. Since that time, ethanol prices have moderated as nearly all excess ethanol production capacity was brought back online in late 2009 in response to attractive operating margins.  Management anticipates that the price of ethanol may remain steady or increase during the second quarter of our 2010 fiscal year as a result of slowly improving worldwide economics and the expectation of increased domestic gasoline consumption as we move out of winter and into the spring and summer driving season.

Management also anticipates that our results of operations for our 2010 fiscal year will continue to be affected by high corn prices and volatility in the commodity markets. If plant operating margins remain low for an extended period of time, management anticipates that this could significantly impact our liquidity, especially if our raw material costs increase. Management believes the industry will need to continue to grow demand and further develop an ethanol distribution system to facilitate additional blending of ethanol and gasoline to offset the increased supply brought to the marketplace by additional production. Going forward, we are optimistic that ethanol demand will continue to grow and ethanol distribution will continue to expand as a result of the positive blend economics that currently exist once the Volumetric Ethanol Excise Tax Credit is accounted for by the gasoline refiners and blenders.

The price we received for our dried distillers grains decreased during the three month period ended January 31, 2010 compared to the same period of 2009.  We anticipate that the market price of our dried distillers grains will continue to be volatile as a result of changes in the price of corn and competing animal feed substitutes such as soybean meal as well as volatility in distillers grains supplies related to changes in ethanol production. Economic distress in the livestock industry has resulted in decreased demand for animal feed, including distillers grains, which may result in a weaker distillers grain market during our second quarter of the 2010 fiscal year.

We independently market our corn oil which is used primarily as a biodiesel feedstock and as a supplement for animal feed. Corn oil sales accounted for approximately 1.6% of our revenues during our quarter ended January 31, 2010.

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

Cost of Sales

Our costs of goods sold as a percentage of revenues were approximately 90.0% for the three month period ended January 31, 2010 compared to approximately 101.4% for the same period of 2009.  Our two largest costs of production are corn (73.9% of cost of goods sold for our three months ended January 31, 2010) and natural gas (10.3% of cost of goods sold for our three months ended January 31, 2010).  Our cost of goods sold remained relatively stable at approximately $21,077,600 in the three months ended January 31, 2010, compared to $21,071,800 in the three months ended January 31, 2009.  Our per bushel corn costs increased by approximately 11.4% for the three months ended January 31, 2010 as compared to the same period for our 2009 fiscal year.  Even with increased corn costs our aggregate cost of goods sold remained steady as a result of decreased natural gas expenditures.

For the three month period ended January 31, 2010, we experienced a decrease of approximately 30.1% per MMBtu in natural gas costs compared to the same period of 2009.  We attribute this significant decrease in natural gas costs to the excess supply in the natural gas market.  We expect the market price for natural gas to remain low in the near term as we continue to endure the worldwide economic slowdown and the resulting decreased energy demand.

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

Operating Expense

Our operating expenses as a percentage of revenues were lower for the three month period ended January 31, 2010 than they were for the same period ended January 31, 2009. These percentages were approximately 2.2% and 2.5% for the three months ended January 31, 2010 and 2009, respectively. This decrease in operating expenses is primarily due to increased operating efficiencies and a concerted effort by management and staff to lower our operating expenses.  We expect that going forward our operating expenses will remain relatively steady.

Operating Income (Loss)

Our income from operations for the three months ended January 31, 2010 was approximately 7.8% of our revenues compared to a loss of approximately 3.9% of our revenues for the three months ended January 31, 2009. For the three months ended January 31, 2010, we reported operating income of approximately $1,838,000 and for the three months ended January 31, 2009, we had an operating loss of approximately $810,000. This significant increase in our operating income is primarily due to stronger ethanol prices.

Other Income (Expense)

We had total other income (net) for the three months ended January 31, 2010 of approximately $82,000 compared to other expense (net) of approximately $663,000 for the three months ended January 31, 2009.  Our other expense (net) for our 2009 fiscal quarter was much higher as a result of us having to pay $780,000 to Aventine Renewable Energy, Inc. as a termination fee we incurred in connection with the termination of our ethanol marketing agreement during our fiscal quarter ended January 31, 2009.

Interest Expense and Interest Income

Interest expense for the three months ended January 31, 2010, was less that one tenth of one percent of our revenue and totaled approximately $7,000, compared to approximately $37,000 interest expense for the three months ended January 31, 2009. This decrease in interest expense is due to a decrease in the outstanding balance we carried on our revolving line of credit at Minnwest Bank during part of our first quarter ended January 31, 2010 compared to the same period in 2009. As of January 31, 2010, we had no outstanding balance on this line of credit.

Changes in Financial Condition for the Three Months Ended January 31, 2010

The following table highlights the changes in our financial condition for the three months ended January 31, 2010 from our previous fiscal year ended October 31, 2009:

	January 31, 2010	October 31, 2009
Current Assets	$13,054,297	$14,015,271
Current Liabilities	$4,018,608	$4,004,077
Long-Term Debt	$347,463	$370,136
Members’ Equity	$49,27,746	$52,098,970

Total assets were approximately $53,794,000 at January 31, 2010 compared to approximately $56,473,000 at October 31, 2009. This decrease in total assets is primarily a result of a cash distribution in the amount of approximately $4,600,000 paid out to members in December 2009.

Current assets totaled approximately $13,054,000 at January 31, 2010, a slight decrease from approximately $14,015,000 at October 31, 2009. The change resulted primarily due to the cash distribution of approximately $4,600,000 offset by operating cash flow of approximately $4,350,000.

Total current liabilities held steady and totaled approximately $4,000,000 at January 31, 2010 and October 31, 2009. Long-term debt decreased slightly from approximately $370,000 at October 31, 2009 to approximately $350,000 at January 31, 2010 as we continue to pay down our EDA loans.

Plant Operations

Management anticipates our plant will continue to operate at our currently permitted capacity of 49.9 million gallons per year. In June 2009, we submitted an application package to the Minnesota Pollution Control Agency (“MPCA”) to allow the facility to operate at a production rate of 70 million gallons per year of undenatured ethanol.  Our application to increase the plant’s permitted production capacity is currently pending with the MPCA. We expect to have sufficient cash generated by continuing operations, current lines of credit and cash reserves to cover our usual operating costs, which consist primarily of our corn supply, our natural gas supply, staffing expense, office expense, audit and legal compliance, working capital costs and debt service obligations.

Trends and Uncertainties Impacting the Ethanol and Distillers Grains Industries and Our Future Revenues

Our revenues primarily consist of sales of the ethanol and distillers grains we produce; however, we also realize revenue from the sale of corn oil we separate from our distillers syrup. The price we received for ethanol increased during our fiscal quarter ended January 31, 2010 in conjunction with increases in the market price of gasoline during that period. Management anticipates stronger ethanol demand and higher ethanol prices as a result of slowly improving worldwide economic conditions.  Management also anticipates that our results of operations for our 2010 fiscal year will continue to be affected by relatively high corn prices. The ethanol industry needs to continue to expand the market for distillers grains in order to maintain current distillers grains prices. In addition, economic distress in the livestock industry has resulted in decreased demand for animal feed, including all types of distillers grains, which may contribute to a weaker distillers grain market during our second quarter of the 2010 fiscal year.  The following charts show the general price information released by The Jacobsen Publishing Company for ethanol and distillers grains through January 2010.

According to the Renewable Fuels Association (“RFA”), as of March 2, 2010, there were 201 ethanol plants nationwide with the capacity to produce approximately 13.5 billion gallons of ethanol annually. The RFA estimates that plants with an annual production capacity of approximately 12.4 billion gallons are currently operating and that approximately 8.1% of the nameplate production capacity is not currently operational. Management believes the production capacity of the ethanol industry is greater than ethanol demand which may continue to depress ethanol prices. This overcapacity issue may be exacerbated by increased production from plants that had previously slowed their rate of production or idled altogether due to poor operating margins.

Currently, ethanol is primarily blended with conventional gasoline for use in standard (non-flex fuel) vehicles to create a blend which is 10% ethanol and 90% conventional gasoline. Estimates indicate that approximately 135 billion gallons of gasoline are sold in the United States each year. However, gasoline demand may be shrinking in the United States as a result of the global economic slowdown. Assuming that all gasoline in the United States is blended at a rate of 10% ethanol and 90% gasoline, the maximum demand for ethanol is 13.5 billion gallons. This is commonly referred to as the “blending wall”, which represents a limit where more ethanol cannot be blended into the national gasoline pool. This is a theoretical limit since it is believed it would not be possible to blend ethanol into every gallon of gasoline that is used in the United States and it discounts higher percentage blends of ethanol such as E85 used in flex fuel vehicles. Many believe that the ethanol industry reached this blending wall in 2009. In addition, the Renewable Fuels Standard (“RFS”) requires the use of 36 billion gallons of renewable fuels being used each year by 2022. The Energy Independence and Security Act of 2007 also requires the increased use of “advanced” biofuels, which are alternative biofuels produced without using corn starch such as cellulosic ethanol and biomass-based diesel, with 21 billion gallons of the mandated 36 billion gallons of renewable fuel required to come from advanced biofuels by 2022, leaving 15 billion gallons to come from corn based production facilities such as ours.

The ethanol industry is benefited by the RFS which requires that a certain amount of renewable fuels must be used in the United States each year.  In February 2010, the EPA issued new regulations governing the RFS.  These new regulations have been called RFS2.  The most controversial part of RFS2 involves what is commonly referred to as the lifecycle analysis of green house gas emissions.  Specifically, the EPA adopted rules to determine which renewable fuels provided sufficient reductions in green house gases, compared to conventional gasoline, to qualify under the RFS program.  RFS2 establishes a tiered approach, where regular renewable fuels are required to accomplish a 20% green house gas reduction compared to gasoline, advanced biofuels and biomass-based biodiesel must accomplish a 50% reduction in green house gases, and cellulosic biofuels must accomplish a 60% reduction in green house gases.  Any fuels that fail to meet this standard cannot be used by fuel blenders to satisfy their obligations under the RFS program.  The scientific method of calculating these green house gas reductions has been a contentious issue.  Many in the ethanol industry were concerned that corn based ethanol would not meet the 20% green house gas reduction requirement based on certain parts of the environmental impact model that many in the ethanol industry believed was scientifically suspect.  However, RFS2 as adopted by the EPA provides that corn-

based ethanol from modern ethanol production processes does meet the definition of a renewable fuel under the RFS program.  However, many in the ethanol industry are concerned that certain provisions of RFS2 as adopted may disproportionately benefit ethanol produced from sugarcane.  This could make sugarcane based ethanol, which is primarily produced in Brazil, more competitive in the United States ethanol market.  If this were to occur, it could reduce demand for the ethanol that we produce.

Ethanol production in the United States is benefited by various tax incentives.  The most significant of these tax incentives is the federal Volumetric Ethanol Excise Tax Credit (VEETC).  VEETC provides a volumetric ethanol excise tax credit of 4.5 cents per gallon of ethanol blended with gasoline at a rate of 10%.  VEETC is scheduled to expire on December 31, 2010.  If this tax credit is not renewed, it likely would have a negative impact on the price of ethanol and demand for ethanol in the marketplace.  On December 31, 2009, the portion of VEETC that benefits the biodiesel industry was allowed to expire.  While many believe that this tax credit will be reinstated, the VEETC for ethanol may similarly be allowed to expire which could negatively impact the ethanol industry.

In order to meet the RFS and expand demand for ethanol, higher blends of ethanol must be utilized in conventional automobiles. Such higher blends of ethanol have recently become a contentious issue. Automobile manufacturers and environmental groups have fought against higher ethanol blends. Currently, state and federal regulations prohibit the use of higher ethanol blends in conventional automobiles and vehicle manufacturers have indicated that using higher blends of ethanol in conventional automobiles would void the manufacturer’s warranty. Without increases in the allowable percentage blends of ethanol, demand for ethanol may not continue to increase. An ethanol industry interest group has requested that the Administrator of the United Stated Environmental Protection Agency approve a waiver of the 10% limit on ethanol blending and increase the limit on the amount of ethanol in our nation’s gasoline supply to 15%.  The EPA must grant or deny this waiver at some point in 2010.  If the waiver is granted and current blend economics persist, we expect ethanol demand to increase. The ethanol industry must continue to expand demand for ethanol in order to support the market price of ethanol.

Trends and Uncertainties Impacting the Corn and Natural Gas Markets and Our Future Cost of Goods Sold

Our costs of our goods sold consist primarily of costs relating to the corn and natural gas supplies necessary to produce ethanol and distillers grains for sale. We grind approximately 1,450,000 bushels of corn each month. For the quarter ended January 31, 2010, our average cost of corn, net of hedging activity, was approximately $3.63 per bushel, which is approximately $0.34 higher than our cost of corn for the same period ended January 31, 2009.

Corn prices could increase during our 2010 fiscal year should we experience unfavorable weather conditions which affect expected corn yields for the fall of 2010.  In addition, if demand for corn increases significantly, such as from improved global economic conditions or from increased ethanol production in the United States due to the implementation of a 15% ethanol blend, we could experience increased corn prices.  Further, concern remains regarding the quality of the corn that was harvested in 2009.  Poor quality corn contains less starch, which may reduce the amount of ethanol that can be produced per bushel of corn and could negatively impact distiller’s grains prices.

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

Management anticipates that natural gas prices will be relatively stable in the next several months with the regular seasonal reductions in natural gas premium prices following the winter months.  However, should we experience more robust economic recovery, it could increase demand for energy which could lead to increases in natural gas prices.  Further, should we experience any natural gas supply disruptions, including disruptions from hurricane activity, this could result in significant increases in natural gas prices.

Compliance with Environmental Laws

We are subject to extensive air, water and other environmental regulations and we have been required to obtain a number of environmental permits to construct and operate the plant.  As such, any changes that are made to the plant or its operations must be reviewed to determine if amended permits need to be obtained in order to implement these changes.  We received amended permits in September 2008 to allow production to increase from 45 million gallons per year of undenatured ethanol to 49.9 million gallons.

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

The application submittal required numerous documents covering all aspects of the facility including: Environmental Assessment Worksheet (“EAW”), air modeling, Air Permit, NPDES/SDS permit, Aboveground Storage Tank (“AST”) permit, Construction Stormwater permit, and various other support documentation.  Currently, we are working with the MPCA to answer questions and provide further information to the MPCA regarding this application.  Our application to increase the plant’s permitted production capacity is currently pending with the MPCA.

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

As of January 31, 2010, the fair values of our derivative instruments are reflected as net liability in the amount of $456,639. As of October 31, 2009, we recorded a net asset for our derivative instruments in the amount of $361,436. There are several variables that could affect the extent to which our derivative instruments are impacted by fluctuations in the price of corn, ethanol, denaturant or natural gas. However, it is likely that commodity cash prices will have the greatest impact on the derivative instruments with delivery dates nearest the current cash price. As we move forward, additional protection may be necessary. As the prices of these hedged commodities move in reaction to market trends and information, our statement of operations will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for Granite Falls.

As of January 31, 2010, we had entered into derivative instruments to hedge 1,250,000 bushels of our future corn purchases through March 2010 for the purpose of minimizing risk from future market price fluctuations. We have used various option contracts as vehicles for these hedges.

As of January 31, 2010, we had price protection in place for approximately 19% of our natural gas needs through July 2010. As we move forward, we may determine that additional price protection for natural gas purchases is necessary to reduce our susceptibility to price increases. However, we may not be able to secure natural gas for prices less than current market price and we may not recover high costs of production resulting from high natural gas prices, which may raise our costs of production and reduce our net income.

The derivative accounts are reported at fair value as designated by our broker. We have categorized the cash flows related to the hedging activities in the same category as the item being hedged. We expect substantially all of our hedge positions outstanding as of January 31, 2010 to be realized and recognized by July 2010.

Critical Accounting Estimates

Management uses estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.

Liquidity and Capital Resources

The following table shows cash flows for the three months ended January 31, 2010 and 2009:

	2010	2009
Net cash provided by operating activities	$4,348,823	$931,688
Net cash used in investing activities	$(17,319)	$(16,467)
Net cash used in financing activities	$(4,620,618)	$(507,277)
Net increase (decrease) in cash	$(289,114)	$407,944

Operating Cash Flows. Cash provided by operating activities was approximately $4,349,000 for the three months ended January 31, 2010, which was an increase from approximately $932,000 provided by operating activities for the three months ended January 31, 2009. Contributing to this increase in cash provided by our operating activities is our increased profitability during our three months ended January 31, 2010, which is partially offset by  our increased inventory on hand for our three months ended January 31, 2010 compared to the three months ended January 31, 2009. Currently, our capital needs are being adequately met through cash flows from our operating activities and our currently available credit facilities.

Investing Cash Flows. Cash used in investing activities was approximately $17,000 for the three months ended January 31, 2010, compared to $16,000 for the three months ended January 31, 2009.

Financing Cash Flows. Cash used in financing activities was approximately $4,621,000 for the three months ended January 31, 2010, compared to $507,000 for three months ended January 31, 2009.  In the three month period ended January 31, 2010, cash was used to pay a distribution to our members totaling $4,598,400 and to decrease the principal balance on the Company’s EDA loans.

Indebtedness

Short-Term Debt Sources

The Company has a Loan Agreement with Minnwest Bank M.V. of Marshall, MN (the “Bank”). Under the Loan Agreement, the Company has a revolving line of credit with a maximum of $6,000,000 available which is secured by substantially all of our assets. The interest rate on the revolving line of credit is at 0.25 percentage points above the prime rate as reported by the Wall Street Journal, with a minimum rate of 5.0%. At January 31, 2010, the Company had no outstanding balance on this line of credit.

Long-Term Debt Sources

We have paid off our term loans with FNBO and received a release of FNBO’s security interest in all of our tangible and intangible property, real and personal, which had served as collateral for our term loans.

Below is a summary of our remaining long term loans payable:

Note payable to City of Granite Falls/Minnesota Investment Fund, bearing interest of 1.0% due in quarterly installments of $15,807, payable in full on June 15, 2014, secured by a second mortgage on all assets. The outstanding balance at January 31, 2010 was $277,881.

Note payable to City of Granite Falls/Western Minnesota Revolving Loan Fund, bearing interest of 5.0% due in semi-annual installments of $6,109, payable in full on June 15, 2016, secured by a second mortgage on all assets. The outstanding balance at January 31, 2010 was $67,099.

Note payable to City of Granite Falls/Chippewa County, bearing interest of 3.0% due in semi-annual installments of $4,030, payable in full on June 15, 2021, secured by a second mortgage on all assets. The outstanding balance at January 31, 2010 was $77,899.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to the impact of market fluctuations associated with interest rates and commodity prices as discussed below. We have no exposure to foreign currency risk as all of our business is conducted in U.S. Dollars. We use derivative financial instruments as part of an overall strategy to manage market risk. We use cash, futures and option contracts to hedge changes to the commodity prices of corn, ethanol and natural gas. We do not enter into these derivative financial instruments for trading or speculative purposes, nor do we designate these contracts as hedges for accounting purposes pursuant to the requirements of Generally Accepted Accounting Principles (“GAAP”).

Interest Rate Risk

We are generally exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from our revolving line of credit and letters of credit with Minnwest Bank. As of January 31, 2010, we did not have an outstanding balance on this revolving line of credit. The specifics of these credit facilities are discussed in greater detail in “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Short-Term Debt Sources.”

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

A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the fair value of our corn and natural gas prices and average ethanol price as of January 31, 2010, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from January 31, 2010. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of 1/31/2010	Approximate Adverse Change to Income
Natural Gas	1,250,000	MMBTU	10%	$650,000
Ethanol	50,600,000	Gallons	10%	$9,057,000
Corn	16,150,000	Bushels	10%	$5,800,000

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

Item 4T.  Controls and Procedures.

Our management, including our Chief Executive Officer and General Manager (the principal executive officer), Tracey Olson, along with our Chief Financial Officer (the principal financial officer), Stacie Schuler, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2010. Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Our management, including our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred during the quarter ended January 31, 2010 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors.

The following risk factors are provided due to material changes from the risk factors previously disclosed in our annual report on Form 10-K. The risk factors set forth below should be read in conjunction with the risk factors section and the Management’s Discussion and Analysis section for the fiscal year ended October 31, 2009, included in our annual report on Form 10-K.

If the Federal Volumetric Ethanol Excise Tax Credit (“VEETC”) expires on December 31, 2010, it could negatively impact our profitability.  The ethanol industry is benefited by VEETC which is a federal excise tax credit of 4.5 cents per gallon of ethanol blended with gasoline at a rate of at least 10%.  This excise tax credit is set to expire on December 31, 2010.  We believe that VEETC positively impacts the price of ethanol.  On December 31, 2009, the portion of VEETC that benefits the biodiesel industry was allowed to expire.  This resulted in the biodiesel industry ceasing to produce biodiesel because the price of biodiesel without the tax credit was uncompetitive with the cost of petroleum based diesel.  If the portion of VEETC that benefits ethanol is allowed to expire, it could negatively impact the price we receive for our ethanol and could negatively impact our profitability.

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

GRANITE FALLS ENERGY, LLC

March 16, 2010	/s/ Tracey L. Olson
Tracey L. Olson
Chief Executive Officer

March 16, 2010	/s/ Stacie Schuler
Stacie Schuler
Chief Financial Officer