Form 10-Q
period 2010-04-30
Granite Falls Energy, LLC
filed 2010-06-14
CIK 1181749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☐  Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal quarter ended April 30, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of June 1, 2010 there were 30,656 membership units outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

GRANITE FALLS ENERGY, LLC

Condensed Balance Sheets

	April 30,	October 31,
	2010	2009
	(unaudited)
ASSETS

Current Assets
Cash	$8,541,953	$5,716,506
Restricted cash	628,853	1,110,673
Accounts receivable - primarily related party	1,755,501	3,340,018
Inventory	3,726,579	2,851,640
Derivative instruments	55,586	816,812
Prepaid expenses and other current assets	246,649	179,622
Total current assets	14,955,121	14,015,271

Property, Plant and Equipment
Land and improvements	3,490,107	3,490,107
Railroad improvements	4,127,738	4,127,738
Process equipment and tanks	59,892,184	59,585,019
Administration building	279,734	279,734
Office equipment	135,912	135,912
Rolling stock	558,633	558,633
Construction in progress	25,793	237,828
	68,510,101	68,414,971
Less accumulated depreciation	29,414,579	25,989,953
Net property, plant and equipment	39,095,522	42,425,018

Other Assets
Deferred financing costs, net of amortization	21,152	32,894

Total Assets	$54,071,795	$56,473,183

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities
Current portion of long-term debt	$66,594	$74,961
Accounts payable	1,364,586	1,529,688
Corn payable to FCE - related party	1,113,278	1,565,042
Derivative instruments	—	455,376
Accrued liabilities	527,270	379,010
Total current liabilities	3,071,728	4,004,077

Long-Term Debt, less current portion	274,074	370,136

Commitments and Contingencies

Members’ Equity, 30,656 units authorized, issued, and outstanding	50,725,993	52,098,970

Total Liabilities and Members’ Equity	$54,071,795	$56,473,183

Notes to the Unaudited Condensed Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC

Condensed Statements of Operations

	Three Months	Three Months
	Ended	Ended
	April 30,	April 30,
	2010	2009
	(Unaudited)	(Unaudited)

Revenues	$22,237,999	$21,529,863

Cost of Goods Sold - primarily related party	20,507,901	22,089,595

Gross Profit (Loss)	1,730,098	(559,732)

Operating Expenses	462,770	518,509

Operating Income (Loss)	1,267,328	(1,078,241)

Other Income (Expense)
Other income, net	4,454	31,339
Interest income	27,978	2,468
Interest expense	(1,513)	(26,809)
Total other income, net	30,919	6,998

Net Income (Loss)	$1,298,247	$(1,071,243)

Weighted Average Units Outstanding - Basic and Diluted	30,656	30,656

Net Income (Loss) Per Unit - Basic and Diluted	$42.35	$(34.94)

Distributions Per Unit	$—	$—

Notes to the Unaudited Condensed Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC

Condensed Statements of Operations

	Six Months	Six Months
	Ended	Ended
	April 30,	April 30,
	2010	2009
	(Unaudited)	(Unaudited)

Revenues	$45,662,561	$42,312,605

Cost of Goods Sold - primarily related party	41,585,523	43,161,411

Gross Profit (Loss)	4,077,038	(848,806)

Operating Expenses	971,712	1,039,484

Operating Income (Loss)	3,105,326	(1,888,290)

Other Income (Expense):
Other income (expense), net	86,408	(631,503)
Interest income	42,271	5,706
Interest expense	(8,582)	(63,642)
Total other income (expense), net	120,097	(689,439)

Net Income (Loss)	$3,225,423	$(2,577,729)

Weighted Average Units Outstanding - Basic and Diluted	30,656	30,907

Net Income (Loss) Per Unit - Basic and Diluted	$105.21	$(83.40)

Distributions Per Unit	$150.00	$—

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC

Condensed Statements of Cash Flows

	Six Months	Six Months
	Ended	Ended
	April 30,	April 30,
	2010	2009
	(unaudited)	(unaudited)
Cash Flows from Operating Activities:
Net income (loss)	$3,225,423	$(2,577,729)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation and amortization	3,436,368	3,158,106
Change in fair value of derivative instruments	331,588	128,451
Changes in assets and liabilities:
Restricted cash	481,820	(418,487)
Derivative instruments	(25,738)	525,418
Accounts receivable	1,584,517	865,043
Inventory	(874,939)	140,838
Prepaid expenses and other current assets	(67,027)	(146,130)
Accounts payable	(616,866)	1,000,017
Due to broker	—	(238,581)
Accrued liabilities	148,260	(1,344,199)
Net Cash Provided by Operating Activities	7,623,406	1,092,747

Cash Flows from Investing Activities:
Capital expenditures	(91,905)	(81,071)
Construction in process	(3,225)	(101,351)
Net Cash Used in Investing Activities	(95,130)	(182,422)

Cash Flows from Financing Activities:
Payments on revolving line of credit, net	—	(470,500)
Payments on long-term debt	(104,429)	(36,739)
Member distributions paid	(4,598,400)	—
Net Cash Used in Financing Activities	(4,702,829)	(507,239)

Net Increase in Cash	2,825,447	403,086

Cash — Beginning of Period	5,716,506	37,773

Cash — End of Period	$8,541,953	$440,859

Supplemental Cash Flow Information

Cash paid during the period for:
Interest expense	$8,587	$52,833

Supplemental Disclosure of Noncash Investing, Operating and Financing Activities

Accounts receivable offset by repurchase of membership units	$—	$500,000
Transfer of construction in process to fixed assets	$215,260	$—

Notes to the Unaudited Condensed Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC

Notes to Unaudited Condensed Financial Statements

April 30, 2010

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed balance sheet as of October 31, 2009 is derived from audited financial statements. The unaudited interim condensed financial statements of Granite Falls Energy, LLC (the “Company”) reflect all adjustments consisting only of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of financial position and results of operations and cash flows. The results for the three and six month periods ended April 30, 2010 are not necessarily indicative of the results that may be expected for a full fiscal year. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) are condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), although the Company believes that the disclosures made are adequate to make the information not misleading. These condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in its annual report for the year ended October 31, 2009 filed on Form 10-K with the SEC.

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

In accordance with the Company’s agreements for the marketing and sale of ethanol and related products, marketing fees and commissions due to the marketers are deducted from the gross sales as earned. These fees and commissions are recorded net of revenues as they do not provide an identifiable benefit that is sufficiently separable from the sale of ethanol and related products. Ethanol marketing fees and commissions totaled approximately $207,000 and $177,000 for the three month periods ended April 30, 2010 and 2009, respectively. Ethanol marketing fees and commissions totaled approximately $386,000, and $326,000 for the six month periods ended April 30, 2010 and 2009, respectively.  Distillers grain marketing fees and commissions totaled approximately $36,000 and $30,000 for the three month periods ended April 30, 2010 and 2009, respectively.  Distillers grain marketing fees and commissions totaled approximately $78,000 and $70,000 for the six month periods ended April 30, 2010 and 2009, respectively.

GRANITE FALLS ENERGY, LLC

Notes to Unaudited Condensed Financial Statements

April 30, 2010

Derivative Instruments

From time to time the Company enters into derivative transactions to hedge its exposures to commodity price fluctuations. The Company is required to record these derivatives in the balance sheet at fair value.

In order for a derivative to qualify as a hedge, specific criteria must be met and appropriate documentation maintained. Gains and losses from derivatives that do not qualify as hedges, or are undesignated, must be recognized immediately in earnings.  If the derivative does qualify as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will be either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. Changes in the fair value of undesignated derivatives are recorded in the statement of operations.

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

2.  RISKS AND UNCERTAINTIES

The Company has certain risks and uncertainties that it experiences during volatile market conditions. These volatilities can have a severe impact on operations.  The Company’s revenues are derived from the sale and distribution of ethanol, distillers grains, and corn oil to customers primarily located in the U.S.  Corn for the production process is supplied to our plant primarily from local agricultural producers and from purchases on the open market.  For the three month period ended April 30, 2010, ethanol sales averaged 85% of total revenues and corn costs averaged 65% of cost of goods sold.

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

3.  INVENTORY

Inventories consist of the following:

	April 30, 2010	October 31, 2009
Raw materials	$1,506,833	$1,123,979
Spare parts	502,837	495,104
Work in process	537,920	542,312
Finished goods	1,178,989	690,245
Totals	$3,726,579	$2,851,640

GRANITE FALLS ENERGY, LLC

Notes to Unaudited Condensed Financial Statements

April 30, 2010

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

As of April 30, 2010, the total notional amount of the Company’s outstanding corn derivative instruments was approximately 90,000 bushels that were entered into to hedge forecasted corn purchases through July 2010. As of April 30, 2010, the total notional amount of the Company’s outstanding natural gas derivative instruments was approximately 26,000 million British thermal units (MMBTU) that were entered into to hedge forecasted natural gas purchases through May 2010. There may be offsetting positions that are not shown on a net basis that could lower the notional amount of positions outstanding as disclosed above.

The following tables provide details regarding the Company’s derivative instruments at April 30, 2010, none of which are designated as hedging instruments

	Balance Sheet location	Assets	Liabilities

Corn contracts	Derivative instruments	$12,150	$—
Natural gas contracts	Derivative instruments	43,436	—

Totals		$55,586	$—

In addition, as of April 30, 2010 the Company maintains approximately $28,853 of restricted cash related to margin requirements for the Company’s derivative instrument positions.

The following tables provide details regarding the Company’s derivative instruments at October 31, 2009, none of which are designated as hedging instruments

	Balance Sheet location	Assets	Liabilities

Ethanol contracts	Derivative instruments	$—	$(386,160)
Corn contracts	Derivative instruments	743,250	—
Natural gas contracts	Derivative instruments	—	(69,270)
Denaturant contracts	Derivative instruments	73,562	—

Totals		$816,812	$(455,376)

GRANITE FALLS ENERGY, LLC

Notes to Unaudited Condensed Financial Statements

April 30, 2010

In addition, as of October 31, 2009 the Company maintains approximately $510,673 of restricted cash related to margin requirements for the Company’s derivative instrument positions.

The following tables provide details regarding the gains and (losses) from Company’s derivative instruments in statements of operations, none of which are designated as hedging instruments:

	Statement of	Three-Months Ended April 30,
	Operations location	2010	2009

Ethanol contracts	Revenue	$10,408	$—
Corn contracts	Cost of Goods Sold	40,173	(3,921)
Natural gas contracts	Cost of Goods Sold	(68,337)	(167,727)
Denaturant contracts	Cost of Goods Sold	54,417	20,847

Total gain (loss)		$36,661	$(147,801)

	Statement of	Six-Months Ended April 30,
	Operations location	2010	2009

Ethanol contracts	Revenue	$(103,132)	$119,248
Corn contracts	Cost of Goods Sold	(179,254)	(108,463)
Natural gas contracts	Cost of Goods Sold	(113,710)	(160,083)
Denaturant contracts	Cost of Goods Sold	64,508	20,847

Total gain (loss)		$(331,588)	$(128,451)

5.  REVOLVING LINE OF CREDIT

The Company has a Loan Agreement with a bank. Under the Loan Agreement, the Company has a revolving line of credit with a maximum of $6,000,000 available and is secured by substantially all of the Company’s assets. The interest rate on the revolving line of credit is at 0.25 percentage points above the prime rate as reported by the Wall Street Journal, with a minimum rate of 5.0%. The interest rate on the revolving line of credit at April 30, 2010 was 5.0%, the minimum rate under the terms of the agreement. At April 30, 2010 and October 31, 2009, the Company had no outstanding balance on this line of credit. The Company is required to maintain a savings account balance with the Bank totaling 10% of the maximum amount available on the line of credit to serve as collateral on this line of credit.  At April 30, 2010 and October 31, 2009, this amount totaled $600,000, and is included in restricted cash.

The Company also has letters of credit totaling $413,853 with the bank as part of a credit requirement of Northern Natural Gas.

6.  LONG-TERM DEBT

Long-term debt consists of the following:

	April 30, 2010	October 31, 2009
Economic Development Authority (“EDA”) Loans:
City of Granite Fall / MIF	$262,769	$292,956
Western Minnesota RLF	—	71,423
Chippewa County	77,899	80,718
Total EDA Loan	340,668	445,097
Less: Current Maturities	(66,594)	(74,961)
Total Long-Term Debt	$274,074	$370,136

GRANITE FALLS ENERGY, LLC

Notes to Unaudited Condensed Financial Statements

April 30, 2010

The estimated maturities of long term debt at April 30, 2010 are as follows:

2010	$66,594
2011	67,379
2012	68,175
2013	68,983
2014	22,262
Thereafter	47,275
Total	$340,668

EDA Loans:

On February 1, 2006, the Company signed a Loan Agreement with the City of Granite Falls, MN (“EDA Loan Agreement”) for amounts to be borrowed from several state and regional economic development authorities. The original amounts are as follows:

City of Granite Falls / Minnesota Investment Fund (“MIF”):
Original Amount:	$500,000
Interest Rate:	1.00%
Principal and Interest Payments:	Quarterly
Maturity Date:	June 15, 2014

Western Minnesota Revolving Loan Fund (“RLF”):
Original Amount:	$100,000
Interest Rate:	5.00%
Principal and Interest Payments:	Semi-Annual
Original Maturity Date:	June 15, 2016

Chippewa County:
Original Amount:	$100,000
Interest Rate:	3.00%
Principal and Interest Payments:	Semi-Annual
Maturity Date:	June 15, 2021

Amounts borrowed under the EDA Loan Agreements are secured by a second mortgage on all of the assets of the Company.  On March 24, 2010, the RLF loan was paid in full and there were no prepayment penalties assessed.

8. MEMBERS’ EQUITY

The Company has one class of membership units.   The units have no par value and have identical rights, obligations and privileges.  Income and losses are allocated to all members based upon their respective percentage of units held. As of April 30, 2010 and October 31, 2009, the Company had 30,656 membership units issued and outstanding.

In November 2009, the Company declared a cash distribution of $150 per unit or $4,598,400 for unit holders of record as of November 19, 2009. The distribution was paid on December 16, 2009.

GRANITE FALLS ENERGY, LLC

Notes to Unaudited Condensed Financial Statements

April 30, 2010

9. FAIR VALUE

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

•                  Level 3 inputs are unobservable inputs for the asset or liability.

The following table provides information on those assets and liabilities measured at fair value on a recurring basis.

			Fair Value Measurement Using
	Carrying Amount in Balance Sheet April 30, 2010	Fair Value April 30, 2010	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial Assets:
Derivative Instruments	$55,586	$55,586	$55,586	$—	$—

The fair value of the derivative instruments are based on quoted market prices in an active market.

			Fair Value Measurement Using
	Carrying Amount in Balance Sheet October 31, 2009	Fair Value October 31, 2009	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial Assets:
Derivative Instruments	$816,812	$816,812	$816,812	$—	$—

Financial Liabilities:
Derivative Instruments	$(455,376)	$(455,376)	$(455,376)	$—	$—

The fair value of the derivative instruments are based on quoted market prices in an active market.

GRANITE FALLS ENERGY, LLC

Notes to Unaudited Condensed Financial Statements

April 30, 2010

10. COMMITMENTS AND CONTINGENCIES

Construction Management and Operations Management Agreement

On August 1, 2008, the Company and Glacial Lakes Energy, LLC (“GLE”) executed a settlement agreement and mutual release related to the dispute with GLE over the termination of the Operating and Management Agreement. The Company has agreed to pay GLE a contingent amount of 2% of net income of the Company, as defined per the agreement, for each of the fiscal years ending October 31, 2008 and 2009 and 1.5% of net income of the Company, as defined per the agreement, for the fiscal year ending October 31, 2010. As of April 30, 2010 and October 31, 2009, the Company accrued approximately $49,000 and $14,000, respectively, for the contingent amounts due under this agreement.

11.  LEGAL PROCEEDINGS

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three and six month period ended April 30, 2010, compared to the same period of the prior fiscal year. This discussion should be read in conjunction with the condensed financial statements and notes and the information contained in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2009.

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

There have been a number of recent developments in legislation that impacts the ethanol industry.  One such development concerns the federal Renewable Fuels Standard (“RFS”).  The ethanol industry is benefited by the RFS which requires that a certain amount of renewable fuels must be used in the United States each year.  In February 2010, the EPA issued new regulations governing the RFS.  These new regulations have been called RFS2.  The most controversial part of RFS2 involves what is commonly referred to as the lifecycle analysis of greenhouse gas emissions.  Specifically, the EPA adopted rules to determine which renewable fuels provided sufficient reductions in greenhouse gases, compared to conventional gasoline, to qualify under the RFS program.  RFS2 establishes a tiered approach, where regular renewable fuels are required to accomplish a 20% greenhouse gas reduction compared to gasoline, advanced biofuels and biomass-based biodiesel must accomplish a 50% reduction in greenhouse gases, and cellulosic biofuels must accomplish a 60% reduction in greenhouse gases.  Any fuels that fail to meet this standard cannot be used by fuel blenders to satisfy their obligations under the RFS program.  The scientific method of calculating these greenhouse gas reductions has been a contentious issue.  Many in the ethanol industry were concerned that corn based ethanol would not meet the 20% greenhouse gas reduction requirement based on certain parts of the environmental impact model that many in the ethanol industry believed was scientifically suspect.  However, RFS2 as adopted by the EPA provides that corn-based ethanol from modern ethanol production processes does meet the definition of a renewable fuel under the RFS program.  Further, certain provisions of RFS2 as adopted may disproportionately benefit ethanol produced from sugarcane.  This could make sugarcane based ethanol, which is primarily produced in Brazil, more competitive in the United States ethanol market.  If this were to occur, it could reduce demand for the ethanol that we produce.

In addition to RFS2 which included greenhouse gas reduction requirements, in 2009, California passed a Low Carbon Fuels Standard (“LCFS”).  The California LCFS requires that renewable fuels used in California must accomplish certain reductions in greenhouse gases which is measured using a lifecycle analysis, similar to RFS2.  Management believes that this lifecycle analysis is based on unsound scientific principles that unfairly disadvantages corn based ethanol.  Management believes that these new regulations will preclude corn based ethanol from being used in California.  California represents a significant ethanol demand market.  If ethanol producers are unable to supply ethanol to California, it could significantly reduce demand for the ethanol produce.  Currently, several lawsuits have been filed challenging the California LCFS.

Ethanol production in the United States is benefited by various tax incentives.  The most significant of these tax incentives is the federal Volumetric Ethanol Excise Tax Credit (“VEETC”).  VEETC provides a volumetric ethanol excise tax credit of 45 cents per gallon of ethanol blended with gasoline.  VEETC is scheduled to expire on

December 31, 2010.  If this tax credit is not renewed, it likely would have a negative impact on the price of ethanol and demand for ethanol in the marketplace.  On December 31, 2009, the biodiesel blenders’ tax credit was allowed to expire.  Recently, Congress passed legislation to reinstate the biodiesel credit until December 31, 2010.  However, the bills passed by the House and Senate must be reconciled and the final bill must be signed by the President before the biodiesel blenders’ tax credit will be reinstated.  If the VEETC that benefits the ethanol industry is allowed to expire, it could negatively impact demand for ethanol and may harm our financial condition.

The Small Ethanol Producer Tax Credit (“SEPTC”) is another tax incentive allowing small ethanol producers a 10 cent per gallon federal income tax credit on up to 15 million gallons of production, annually. The credit, which is capped at $1.5 million per year per producer, is only available to ethanol producers with an annual production capacity of no more than 60 million gallons per year. The SEPTC expires December 31, 2010, along with the VEETC.  In March 2010 a bill called the Renewable Fuels Reinvestment Act of 2010 was introduced to the United States House of Representatives to extend the SEPTC and VEETC for 5 years.

Another federal policy in jeopardy is the secondary tariff on imported ethanol.  This is a 54 cent per gallon tariff on ethanol imports from certain countries.  This tariff was designed to offset the blender’s credit (“VEETC”) that is applied to ethanol regardless of its country of origin.  The secondary tariff on imported ethanol is scheduled to expire in January 2011.  However, the proposed Renewable Fuels Reinvestment Act of 2010 contains provisions extending the 54 cent per gallon tariff for five years.  If this tariff is allowed to expire, imported ethanol could have a significant negative impact on ethanol prices and our profitability.

Results of Operations for the Three Months Ended April 30, 2010 and 2009

The following table shows the results of our operations and the approximate percentage of revenues, costs of goods sold, operating expenses and other items to total revenues in our unaudited statements of operations for the three months ended April 30, 2010 and 2009:

	Three Months Ended April 30, 2010 (Unaudited)		Three Months Ended April 30, 2009 (Unaudited)
Statement of Operations Data	Amount	Percent	Amount	Percent
Revenues	$22,237,999	100.0%	$21,529,863	100.0%

Cost of Goods Sold	20,507,901	92.2%	22,089,595	102.6%

Gross Profit (Loss)	1,730,098	7.8%	(559,732)	(2.6)%

Operating Expenses	462,770	2.1%	518,509	2.4%

Operating Income (Loss)	1,267,328	5.7%	(1,078,241)	(5.0)%

Other Income, net	30,919	0.1%	6,998	0.0003%

Net Income (Loss)	$1,298,247	5.8%	$(1,506,486)	(5.0)%

Revenues

Our revenues from operations come from three primary sources: sales of fuel ethanol, sales of distillers grains and sales of corn oil.

The following table shows the sources of our revenue for the three months ended April 30, 2010.

Revenue Sources	Amount	Percentage of Total Revenues

Ethanol sales	$18,996,914	85.4%
Distillers grains sales	2,885,295	13.0
Corn oil sales	345,382	1.5
Ethanol derivative activity gains (losses)	10,408	0.1
Total Revenues	$22,237,999	100.0%

The following table shows the sources of our revenue for the three months ended April 30, 2009:

Revenue Sources	Amount	Percentage of Total Revenues

Ethanol sales	$17,473,968	81.1%
Distillers grains sales	3,812,328	17.7
Corn oil sales	243,567	1.2
Ethanol derivative activity gains (losses)	—	—
Total Revenues	$21,529,863	100.0%

The following table shows additional data regarding production and price levels for our primary inputs and products for the three months ended April 30, 2010 and 2009:

Additional Data	Three Months ended April 30, 2010	Three Months ended April 30, 2009
Ethanol sold (gallons)	12,237,427	12,082,537
Dried distillers grains sold (tons)	29,684	29,934
Modified distillers grains sold (tons)	798	4,787
Corn oil sold (pounds)	1,435,160	1,436,920
Ethanol average price per gallon (net of hedging activity)	$1.55	$1.44
Dried distillers grains average price per ton	$96.04	$117.14
Modified distillers grains average price per ton	$42.90	$64.15
Corn oil average price per pound	$0.24	$0.17
Corn costs per bushel (net of hedging activity)	$3.28	$3.48

Revenues.

In the three month period ended April 30, 2010, ethanol sales comprised approximately 85.4% of our revenues and distillers grains sales comprised approximately 13.0% percent of our revenues, while corn oil sales comprised approximately 1.6% of our revenues. For the three month period ended April 30, 2009, ethanol sales comprised approximately 81.1% of our revenue, and distillers grains sales comprised approximately 17.7% of our revenue, without including ethanol derivatives, while corn oil sales comprised approximately 1.2% of our revenues.

Management believes that distillers grains represent a smaller proportion of our revenues during the three months ended April 30, 2010 compared to the same period of 2009 as a result of lower distillers grains prices we received during our second fiscal quarter of 2010 compared to the same period of 2009 as a result of continued distress in the livestock markets and an abundant supply of feed products.

The average ethanol sales price we received for the three month period ended April 30, 2010 was approximately 7.6% higher than our average ethanol sales price for the comparable 2009 period. Management anticipates that the price of ethanol may remain steady or increase during the third quarter of our 2010 fiscal year as a result of slowly improving worldwide economics and the expectation of increased domestic gasoline consumption as we move into the summer driving season.

Management also anticipates that our results of operations for our 2010 fiscal year will continue to be affected by volatility in the commodity markets. If plant operating margins remain low for an extended period of time, management anticipates that this could significantly impact our liquidity, especially if our raw material costs increase. Management believes the industry will need to continue to grow demand and further develop an ethanol distribution system to facilitate additional blending of ethanol and gasoline to offset the increased supply brought to the marketplace by additional production. Going forward, we are optimistic that ethanol demand will continue to grow and ethanol distribution will continue to expand as a result of the positive blend economics that are currently available to the gasoline refiners and blenders.

The price we received for our dried distillers grains decreased during the three month period ended April 30, 2010 compared to the same period of 2009.  We anticipate that the market price of our dried distillers grains will continue to be volatile as a result of changes in the price of corn and competing animal feed substitutes such as soybean meal as well as volatility in distillers grains supplies related to changes in ethanol production. Economic distress in the livestock industry has resulted in decreased demand for animal feed, including distillers grains, which may result in a weaker distillers grain market during our third quarter of the 2010 fiscal year.

For the quarter ended April 30, 2010 we independently marketed our corn oil as a biodiesel feedstock and as a supplement for animal feed. Corn oil sales accounted for approximately 1.6% of our revenues during our quarter ended April 30, 2010.  On April 29, 2010, we executed a Corn Oil Marketing Agreement with Renewable Products Marketing Group, Inc. (“RPMG”).  Pursuant to the agreement, RPMG will market all of the corn oil we expect to produce.  The initial term of the agreement is for one year.  The agreement automatically renews for additional one year terms unless either party gives 180 days notice that the agreement will not be renewed.  We have the option to cancel the agreement within 90 days of the effective date.  We agreed to pay RPMG a commission based on each pound of our corn oil that is sold by RPMG.

In June 2010 we signed an amendment to our Distillers Grain Marketing Agreement with CHS.  Prior to signing the amendment, we independently marketed a portion of our distillers grains to local markets.  On June 1, 2010 CHS began marketing all our distillers grains except for certain distillers grains that are sold through Montevideo Intermodal.   We expect that under the new agreement CHS will be marketing approximately 95% of our distillers grains on a regular basis, and the balance will be sold though Montevideo Intermodal.

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

Cost of Sales

Our costs of goods sold as a percentage of revenues were approximately 92.2% for the three month period ended April 30, 2010 compared to approximately 102.6% for the same period of 2009.  Our two largest costs of production are corn (65.2% of cost of goods sold for our three months ended April 30, 2010) and natural gas (9.7% of cost of goods sold for our three months ended April 30, 2010).  Our cost of goods sold decreased  to $20,508,000 for the three months ended April 30, 2010 from $22,090,000 in the three months ended April 30, 2009.  Our per bushel corn costs decreased by approximately 5.8% for the three months ended April 30, 2010 as compared to the same period for our 2009 fiscal year.  Our decreased cost of corn was the primary factor driving down our costs of goods sold.

For the three month period ended April 30, 2010, we experienced a decrease of approximately 4.0% per MMBtu in natural gas costs compared to the same period of 2009.  We attribute this significant decrease in natural gas costs to the excess supply in the natural gas market.  We expect the market price for natural gas to remain low in the near term as we continue to endure the worldwide economic slowdown and the resulting decreased energy demand.

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

Operating Expense

Our operating expenses as a percentage of revenues were lower for the three month period ended April 30, 2010 than they were for the same period ended April 30, 2009. These percentages were approximately 2.1%  and 2.4% for the three months ended April 30, 2010 and 2009, respectively. This decrease in operating expenses is primarily due to increased operating efficiencies and a concerted effort by management and staff to lower our operating expenses.  We expect that going forward our operating expenses will remain relatively steady.

Operating Income (Loss)

Our income from operations for the three months ended April 30, 2010 was approximately 5.8% of our revenues compared to a loss of approximately 5.0% of our revenues for the three months ended April 30, 2009. For the three months ended April 30, 2010, we reported operating income of approximately $1,267,000 and for the three months ended April 30, 2009, we had an operating loss of approximately $1,078,000. This significant increase in our operating income is primarily due lower corn prices and higher ethanol prices.

Other Income (Expense)

We had total other income (net) for the three months ended April 30, 2010 of approximately $31,000 compared to other expense (net) of approximately $7,000 for the three months ended April 30, 2009.  Our other expense (net) for our 2009 fiscal quarter ended April 30, 2009 was higher as a result our interest expense for that period.

Interest Expense and Interest Income

Interest expense for the three months ended April 30, 2010, was less that one tenth of one percent of our revenue and totaled approximately $1,500, compared to approximately $26,800 interest expense for the three months ended April 30, 2009.  The interest expense incurred during the three months ended April 30, 2010 is attributable to our low interest loans obtained through state and regional economic development authorities. This decrease in interest expense is due to a decrease in the outstanding balance we carried on our revolving line of credit at Minnwest Bank during part of our second quarter ended April 30, 2010 compared to the same period in 2009. As of April 30, 2010, we had no outstanding balance on this line of credit.

Results of Operations for the Six Months Ended April 30, 2010 and 2009

The following table shows the results of our operations and the approximate percentage of revenues, costs of sales, operating expenses and other items to total revenues in our unaudited statements of operations for the six months ended April 30, 2010 and 2009:

	Six Months Ended April 30, 2010 (Unaudited)		Six Months Ended April 30, 2009 (Unaudited)
Statement of Operations Data	Amount	Percent	Amount	Percent
Revenues	$45,662,561	100.0%	$42,312,605	100.0%

Cost of Goods Sold	41,585,523	91.1%	43,161,411	102.0%

Gross Profit (Loss)	4,077,037	8.9%	(848,806)	(2.0)%

Operating Expenses	971,712	2.1%	1,039,484	2.5%

Operating Income (Loss)	3,105,326	6.8%	(1,888,290)	(4.5)%

Other Income (Expense), net	120,097	0.3%	(689,439)	(1.6)%

Net Income (Loss)	$3,225,423	7.1%	$(2,577,729)	(6.0)%

Revenues

Our revenues from operations come from two primary sources: sales of fuel ethanol and sales of distillers grains. We also had revenue from the sale of corn oil.

The following table shows the sources of our revenue for the six months ended April 30, 2010.

Revenue Sources	Amount	Percentage of Total Revenues

Ethanol Sales	$39,177,800	85.8%
Distillers Grains Sales	5,858,956	12.8
Corn Oil Sales	728,936	1.6
Ethanol Derivative Activity Gains/ (Losses)	(103,131)	(0.2)
Total Revenues	$45,662,561	100.0%

The following table shows the sources of our revenue for the six months ended April 30, 2009:

Revenue Sources	Amount	Percentage of Total Revenues

Ethanol Sales	$34,238,833	81.0%
Distillers Grains Sales	7,492,845	17.7
Corn Oil Sales	461,678	1.0
Ethanol Derivative Activity Gains/ (Losses)	119,249	0.3
Total Revenues	$43,312,605	100.0%

The following table shows additional data regarding production and price levels for our primary inputs and products for the six months ended April 30, 2010 and 2009:

Additional Data	Six Months ended April 30, 2010	Six Months ended April 30, 2009
Ethanol sold (gallons)	23,957,522	23,880,583
Dried distillers grains sold (tons)	61,506	61,498
Modified distillers grains sold (tons)	2,198	8,747
Corn oil sold (pounds)	3,059,040	2,882,360
Ethanol average price per gallon (net of hedging activity)	$1.63	$1.44
Dried distillers grains average price per ton	$93.51	$112.68
Modified distillers grains average price per ton	$48.89	$64.39
Corn oil average price per pound	$0.24	$0.16
Corn costs per bushel (net of hedging activity)	$3.46	$3.38

Revenues

In the six month period ended April 30, 2010, ethanol sales comprised approximately 85.8% of our revenues and distillers grains sales comprised approximately 12.8% percent of our revenues, while corn oil sales comprised approximately 1.6% of our revenues. For the six month period ended April 30, 2009, ethanol sales comprised approximately 81.0% of our revenue, without accounting for ethanol hedging, and distillers grains sales comprised approximately 17.7% of our revenue, while corn oil sales comprised approximately 1.0% of our revenues.

Our revenues were higher for our first half of fiscal year 2010 compared to the same period of 2009 primarily as a result of higher ethanol prices.  These higher ethanol prices, combined with lower distillers grains prices, caused ethanol sales to be larger percentage of our revenues.

The average ethanol sales price we received for the six month period ended April 30, 2010 was approximately 13.2% higher than our average ethanol sales price for the comparable 2009 period. Management attributes this increase in ethanol prices to strong ethanol price levels during our second fiscal quarter.  Management anticipates the price of ethanol may increase during the second half of our 2010 fiscal year as a result of an increase in fuel demand as we move into the summer driving season which seems to be positively affecting the market prices of crude oil and gasoline.

The price we received for our dried distillers grains decreased by approximately 17% during the six month period ended April 30, 2010 compared to the same period of 2009. Management attributes this decrease in the price of our dried distillers grains to an excess supply of competitively priced livestock feeds, including distillers grains and soybean meal.   We anticipate that the market price of distillers grains will continue to be volatile as a result of changes in the price of corn and competing animal feed substitutes such as soybean meal as well as volatility in distillers grains supplies related to changes in ethanol production.

Cost of Sales

Our costs of goods sold as a percentage of revenues were approximately 91% for the six month period ended April 30, 2010 compared to 102% for the same period of 2009. Our two largest costs of production are corn (69.6% of cost of goods sold for our six months ended April 30, 2010) and natural gas (10.0% of cost of goods sold for our six months ended April 30, 2010). Our cost of goods sold decreased by approximately $1,576,000 in the six months ended April 30, 2010, compared to the six months ended April 30, 2009, while our revenue for the same period increased by approximately $3,350,000. This decrease in the cost of goods sold is primarily a result of fairly steady corn prices combined with a decrease in our natural gas costs.

Operating Expense

Our operating expenses as a percentage of revenues were slightly lower for the six month period ended April 30, 2010 than they were for the same period ended April 30, 2009. These percentages were 2.1% and 2.5% for the six months ended April 30, 2010 and 2009, respectively. This decrease in operating expenses is primarily due to increased operating efficiencies and a concerted effort by our management and staff to lower our operating expenses. We expect that going forward our operating expenses will remain relatively steady.

Operating Income (Loss)

Our income from operations for the six months ended April 30, 2010 was approximately 6.8% of our revenues compared to a loss of approximately 4.5% of our revenues for the six months ended April 30, 2009. This increase in our profitability is primarily due to a decrease in the price of ethanol and the corresponding decline in our operating margins.

Other Income and Other Expense

Other income for the six months ended April 30, 2010, was approximately 0.3% of our revenue and totaled approximately $120,000. Other expense for the six months ended April 30, 2009 was approximately 1.6% of our revenue and totaled approximately $689,000.  Our other expense for six months ended April 30, 2009 is high as a result of us paying $780,000 to Aventine Renewable Energy, Inc. as a termination fee we incurred in connection with our ethanol marketing agreement during our quarter ended January 31, 2009.

Interest Expense

Interest expense for the six months ended April 30, 2010, was approximately $8,600. Interest expense for the six months ended April 30, 2009 was approximately $63,600. This reduction in interest expense is due primarily to a reduction in our outstanding debt.

Changes in Financial Condition for the Six Months Ended April 30, 2010

The following table highlights the changes in our financial condition for the three months ended April 30, 2010 from our previous fiscal year ended October 31, 2009:

	April 30, 2010	October 31, 2009
Current Assets	$14,955,121	$14,015,271
Current Liabilities	$3,071,728	$4,004,077
Long-Term Debt	$274,074	$370,136
Members’ Equity	$50,725,993	$52,098,970

Total assets were approximately $54,072,000 at April 30, 2010 compared to approximately $56,473,000 at October 31, 2009. This decrease in total assets is primarily a result of a cash distribution in the amount of approximately $4,600,000 paid out to members in December 2009.

Current assets totaled approximately $14,955,000 at April 30, 2010, a slight increase from approximately $14,015,000 at October 31, 2009. The change resulted primarily due to an increase in cash from the Company generating approximately $7,600,000 in cash from operating activities that was offset by a $4,600,000 dividend.

Total current liabilities decreased and totaled approximately $3,072,000 at April 30, 2010 and $4,004,000 at October 31, 2009. Long-term debt decreased slightly from approximately $370,000 at October 31, 2009 to approximately $274,000 at April 30, 2010 as we continue to pay down our EDA loans.  In March 2010 we paid off our loan from the Western Minnesota Revolving Loan Fund in the amount of $67,000.

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

Trends and Uncertainties Impacting the Ethanol and Distillers Grains Industries and Our Future Revenues

Our revenues primarily consist of sales of the ethanol and distillers grains we produce; however, we also realize revenue from the sale of corn oil we separate from our distillers syrup. Management anticipates stronger ethanol demand and higher ethanol prices as a result of slowly improving worldwide economic conditions.  The ethanol industry needs to continue to expand the market for distillers grains in order to maintain current distillers grains prices. In addition, previous economic distress in the livestock industry has resulted in decreased livestock numbers and reduced demand for animal feed, including all types of distillers grains, which may contribute to a weaker distillers grain market during the second half of the 2010 fiscal year.  The following charts show the general price information released by The Jacobsen Publishing Company for ethanol and distillers grains through April 2010.

According to the Renewable Fuels Association (“RFA”), as of April 27, 2010, there were 201 ethanol plants nationwide with the capacity to produce approximately 13.5 billion gallons of ethanol annually. The RFA estimates that plants with an annual production capacity of approximately 12.8 billion gallons are currently operating and that approximately 5.1% of the nameplate production capacity is not currently operational. Management believes the production capacity of the ethanol industry is greater than ethanol demand which may continue to depress ethanol prices. This overcapacity issue may be exacerbated by increased production from plants that had previously slowed their rate of production or idled altogether due to poor operating margins.

Currently, ethanol is primarily blended with conventional gasoline for use in standard (non-flex fuel) vehicles to create a blend which is 10% ethanol and 90% conventional gasoline. Estimates indicate that approximately 135 billion gallons of gasoline are sold in the United States each year. However, gasoline demand may be shrinking in the United States as a result of the global economic slowdown. Assuming that all gasoline in the United States is blended at a rate of 10% ethanol and 90% gasoline, the maximum demand for ethanol is 13.5 billion gallons. This is commonly referred to as the “blending wall”, which represents a limit where more ethanol cannot be blended into the national gasoline pool. This is a theoretical limit since it is believed it would not be possible to blend ethanol into every gallon of gasoline that is used in the United States and it discounts higher percentage blends of ethanol such as E85 used in flex fuel vehicles. Many believe that the ethanol industry reached this blending wall in 2009. In addition, the Renewable Fuels Standard (“RFS”) requires the use of 36 billion gallons of renewable fuels being used each year by 2022. The

Energy Independence and Security Act of 2007 also requires the increased use of “advanced” biofuels, which are alternative biofuels produced without using corn starch such as cellulosic ethanol and biomass-based diesel, with a minimum of 21 billion gallons of the mandated 36 billion gallons of renewable fuel required to come from advanced biofuels by 2022, leaving  a maximum of 15 billion gallons to come from corn based production facilities such as ours.

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

Trends and Uncertainties Impacting the Corn and Natural Gas Markets and Our Future Cost of Goods Sold

Our costs of our goods sold consist primarily of costs relating to the corn and natural gas supplies necessary to produce ethanol and distillers grains for sale. We grind approximately 1,450,000 bushels of corn each month. For the quarter ended April 30, 2010, our average cost of corn, net of hedging activity, was approximately $3.28 per bushel, which is approximately $0.20 lower than our cost of corn for the same period ended April 30, 2009.

Corn prices could increase during our 2010 fiscal year should we experience unfavorable weather conditions which affect expected corn yields for the fall of 2010.  In addition, if demand for corn increases significantly as a result of improved global economic conditions or from increased ethanol production in the United States due to the implementation of a 15% ethanol blend, we could experience increased corn prices.  Further, concern remains regarding the quality of the corn that was harvested in 2009.  Poor quality corn contains less starch, which may reduce the amount of ethanol that can be produced per bushel of corn and could negatively impact distiller’s grains prices.

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

Management anticipates that natural gas prices will be relatively stable in the next several months with the regular seasonal reductions in natural gas premium prices following the winter months.  However, should we experience more robust economic recovery, it could increase demand for energy which could lead to increases in natural gas prices.  Further, should we experience any natural gas supply disruptions, including disruptions from hurricane activity, we may experience significant increases in natural gas prices.

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

The National Pollutant Discharge Elimination System/State Disposal System (NPDES/SDS) permit, which regulates the water treatment, water disposal and stormwater systems at the facility, requires renewal every five years.  We submitted a renewal application to the MPCA in October 2008. We are allowed to continue operations under our current permit requirements until the MPCA renews the water discharge permit.

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

Contracting Activity

Farmers Cooperative Elevator Company supplies our corn. Eco-Energy, LLC markets our ethanol, and CHS, Inc. markets our distillers grains. Each of these contracts is critical to our success and we are very dependent on each of these companies. Accordingly, the financial stability of these partners is critical to the successful operation of our business.

For the quarter ended April 30, 2010 we independently marketed our corn oil as a biodiesel feedstock and as a supplement for animal feed. Corn oil sales accounted for approximately 1.6% of our revenues during our quarter ended April 30, 2010.  On April 29, 2010, we executed a Corn Oil Marketing Agreement with Renewable Products Marketing Group, Inc. (RPMG).  Pursuant to the agreement, RPMG will market all of the corn oil we expect to produce.  The initial term of the agreement is for one year.  The agreement automatically renews for additional one year terms unless either party gives 180 days notice that the agreement will not be renewed.  We have the option to cancel the agreement within 90 days of the effective date.  We agreed to pay RPMG a commission based on each pound of our corn oil that is sold by RPMG.

In June 2010 we signed an amendment to our Distillers Grain Marketing Agreement with CHS.  Prior to signing the amendment, we independently marketed a portion of our distillers grains to local markets.  On June 1, 2010 CHS began marketing all our distillers grains except for certain distillers grains that are sold through Montevideo Intermodal.   We expect that under the new agreement CHS will be marketing approximately 95% of our distillers grains on a regular basis, and the balance will be sold though Montevideo Intermodal.

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

As of April 30, 2010, the fair values of our derivative instruments are reflected as net assets in the amount of $55,586. As of October 31, 2009, we recorded a net asset for our derivative instruments in the amount of $361,436. There are several variables that could affect the extent to which our derivative instruments are impacted by fluctuations in the price of corn, ethanol, denaturant or natural gas. However, it is likely that commodity cash prices will have the greatest impact on the derivative instruments with delivery dates nearest the current cash price. As we move forward, additional protection may be necessary. As the prices of these hedged commodities move in reaction to market trends and information, our statement of operations will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for Granite Falls.

As of April 30, 2010, we had entered into derivative instruments to hedge 90,000 bushels of our future corn purchases through July 2010 for the purpose of minimizing risk from future market price fluctuations. We have used various option contracts as vehicles for these hedges.

As of April 30, 2010, we had price protection in place for approximately 44% of our natural gas needs through September 2010. As we move forward, we may determine that additional price protection for natural gas purchases is necessary to reduce our susceptibility to price increases. However, we may not be able to secure natural gas for prices less than current market price and we may not recover high costs of production resulting from high natural gas prices, which may raise our costs of production and reduce our net income.

The derivative accounts are reported at fair value as designated by our broker. We have categorized the cash flows related to the hedging activities in the same category as the item being hedged. We expect substantially all of our hedge positions outstanding as of April 30, 2010 to be realized and recognized by July 2010.

Critical Accounting Estimates

Management uses estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.

Liquidity and Capital Resources

The following table shows cash flows for the six months ended April 30, 2010 and 2009:

	2010	2009
Net cash provided by operating activities	$7,623,406	$1,092,747
Net cash used in investing activities	$(95,130)	$(182,422)
Net cash used in financing activities	$(4,702,829)	$(507,239)
Net increase (decrease) in cash	$2,825,447	$403,086

Operating Cash Flows. Cash provided by operating activities was approximately $7,623,000 for the six months ended April 30, 2010, which was an increase from approximately $1,093,000 provided by operating activities for the six months ended April 30, 2009. Contributing to this increase in cash provided by our operating activities is our increased profitability during our six months ended April 30, 2010. Currently, our capital needs are being adequately met through cash flows from our operating activities and our currently available credit facilities.

Investing Cash Flows. Cash used in investing activities was approximately $95,000 for the six months ended April 30, 2010, compared to $182,400 for the six months ended April 30, 2009.

Financing Cash Flows. Cash used in financing activities was approximately $4,703,000 for the six months ended April 30, 2010, compared to $507,000 for six months ended April 30, 2009.  In the six month period ended April 30, 2010, cash was used to pay a distribution to our members totaling approximately $4,600,000 and to decrease the principal balance on the Company’s EDA loans.

Indebtedness

Short-Term Debt Sources

The Company has a Loan Agreement with Minnwest Bank M.V. of Marshall, MN (the “Bank”). Under the Loan Agreement, the Company has a revolving line of credit with a maximum of $6,000,000 available which is secured by substantially all of our assets. The Company has outstanding letters of credit in the amount of approximately $415,000.  These letters of credit reduce the amount available under the revolving line of credit to approximately $5,585,000.  The interest rate on the revolving line of credit is at 0.25 percentage points above the prime rate as reported by the Wall Street Journal, with a minimum rate of 5.0%. At April 30, 2010, the Company had no outstanding balance on this line of credit

Long-Term Debt Sources

We have paid off our term loans with FNBO and received a release of FNBO’s security interest in all of our tangible and intangible property, real and personal, which had served as collateral for our term loans.

Below is a summary of our remaining long term loans payable:

Note payable to City of Granite Falls/Minnesota Investment Fund, bearing interest of 1.0% due in quarterly installments of $15,807, payable in full on June 15, 2014, secured by a second mortgage on all assets. The outstanding balance at April 30, 2010 was $262,769.

Our note payable to City of Granite Falls/Western Minnesota Revolving Loan Fund, bearing interest of 5.0%, was paid in full as of March 2010.

Note payable to City of Granite Falls/Chippewa County, bearing interest of 3.0% due in semi-annual installments of $4,030, payable in full on June 15, 2021, secured by a second mortgage on all assets. The outstanding balance at April 30, 2010 was $77,899.

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

Interest Rate Risk

We are generally exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from our revolving line of credit and letters of credit with Minnwest Bank. As of April 30, 2010, we did not have an outstanding balance on this revolving line of credit. The specifics of these credit facilities are discussed in greater detail in “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Short-Term Debt Sources.”

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

A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the fair value of our corn and natural gas prices and average ethanol price as of April 30, 2010, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from April 30, 2010. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of April 30, 2010	Approximate Adverse Change to Income
Natural Gas	1,130,000	MMBTU	10%	$540,000
Ethanol	51,000,000	Gallons	10%	$8,160,000
Corn	17,857,000	Bushels	10%	$6,608,000

Captive Insurance Program

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

Item 4T.  Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit pursuant to the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosures.

Our management, including our Chief Executive Officer and General Manager (the principal executive officer), Tracey Olson, along with our Chief Financial Officer (the principal financial officer), Stacie Schuler, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2010. Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Our management, including our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred during the quarter ended April 30, 2010 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

The California Low Carbon Fuel Standard may decrease demand for corn based ethanol which could negatively impact our profitability.  Recently, California passed a Low Carbon Fuels Standard (LCFS).  The California LCFS requires that renewable fuels used in California must accomplish certain reductions in greenhouse gases which are measured using a lifecycle analysis.  Management believes that these new regulations could preclude corn based ethanol produced in the Midwest from being used in California.  California represents a significant ethanol demand market.  If we are unable to supply ethanol to California, it could significantly reduce demand for the ethanol we produce.  Any decrease in ethanol demand could negatively impact ethanol prices which could reduce our revenues and negatively impact our ability to profitably operate the ethanol plant.

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

If the Small Ethanol Producer Tax Credit (“SEPTC”) expires on December 31, 2010, it could negatively impact our profitability. The Small Ethanol Producer Tax Credit (“SEPTC”) is a tax incentive allowing small ethanol producers a 10 cent per gallon federal income tax credit on up to 15 million gallons of production. Our investor directly benefit from the SEPTC.  If the SEPTC is allowed to expire on December 31, 2010, along with the VEETC, it would negatively impact our investors.

If the secondary tariff on imported ethanol is allowed to expire in January 2011, we could see an increase in ethanol produced in foreign countries being marked in the Untied States which could negatively impact our profitability.  The secondary tariff on imported ethanol is a 54 cent per gallon tariff on ethanol imports from certain foreign countries.  The secondary tariff on imported ethanol is scheduled to expire in January 2011.  If this tariff is allowed to expire, an influx of imported ethanol on the domestic ethanol market could have a significant negative impact on ethanol prices and our profitability.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  [Removed and Reserved]

Item 5.  Other Information.

None.

Item 6.  Exhibits.

The following exhibits are included herein:

Exhibit No.	Description
10.1	Corn Oil Marketing Agreement between the registrant and Renewable Products Marketing Group, LLC dated April 29, 2010. +

10.2	Amendment to Distiller’s Grain Marketing Agreement between the registrant and CHS, Inc. dated June 7, 2010.

31.1	Certificate Pursuant to 17 CFR 240.15d-14(a).

31.2	Certificate Pursuant to 17 CFR 240.15d-14(a).

32.1	Certificate Pursuant to 18 U.S.C. § 1350.

32.2	Certificate Pursuant to 18 U.S.C. § 1350.

(+) Confidential Treatment Requested.

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANITE FALLS ENERGY, LLC

June 14, 2010	/s/ Tracey L. Olson
Tracey L. Olson
Chief Executive Officer

June 14, 2010	/s/ Stacie Schuler
Stacie Schuler
Chief Financial Officer