Form 10-Q
period 2010-07-31
Granite Falls Energy, LLC
filed 2010-09-13
CIK 1181749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☐         Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal quarter ended July 31, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of September 1, 2010 there were 30,656 membership units outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

GRANITE FALLS ENERGY, LLC

Condensed Balance Sheets

	July 31	October 31,
	2010	2009
	(unaudited)
ASSETS

Current Assets
Cash	$11,231,147	$5,716,506
Restricted cash	736,488	1,110,673
Accounts receivable	2,435,276	3,340,018
Inventory	3,101,258	2,851,640
Derivative instruments	112,675	816,812
Prepaid expenses and other current assets	165,164	179,622
Total current assets	17,782,008	14,015,271

Property, Plant and Equipment
Land and improvements	3,490,107	3,490,107
Railroad improvements	4,127,738	4,127,738
Process equipment and tanks	59,892,317	59,585,019
Administration building	279,734	279,734
Office equipment	135,912	135,912
Rolling stock	558,633	558,633
Construction in progress	73,280	237,828
	68,557,721	68,414,971
Less accumulated depreciation	31,161,151	25,989,953
Net property, plant and equipment	37,396,570	42,425,018

Other Assets
Deferred financing costs, net of amortization	20,520	32,894

Total Assets	$55,199,098	$56,473,183

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities
Current portion of long-term debt	$66,832	$74,961
Accounts payable	1,405,822	1,529,688
Corn payable to FCE - related party	1,196,637	1,565,042
Derivative instruments	30,975	455,376
Accrued liabilities	577,996	379,010
Total current liabilities	3,278,262	4,004,077

Long-Term Debt, less current portion	255,824	370,136

Commitments and Contingencies

Members’ Equity, 30,656 units issued and outstanding	51,665,012	52,098,970

Total Liabilities and Members’ Equity	$55,199,098	$56,473,183

Notes to the Unaudited Condensed Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC

Condensed Statements of Operations

	Three Months	Three Months
	Ended	Ended
	July 31,	July 31,
	2010	2009
	(Unaudited)	(Unaudited)

Revenues	$23,632,382	$25,829,076

Cost of Goods Sold - primarily related party	22,245,564	23,899,283

Gross Profit	1,386,818	1,929,793

Operating Expenses	467,389	533,995

Operating Income	919,429	1,395,798

Other Income (Expense)
Other income	2,699	13,205
Interest income	18,152	2,330
Interest expense	(1,261)	(16,210)
Total other income (expense), net	19,590	(675)

Net Income	$939,019	$1,395,123

Weighted Average Units Outstanding - Basic and Diluted	30,656	30,656

Net Income Per Unit - Basic and Diluted	$30.63	$45.51

Distributions Per Unit	$—	$—

Notes to the Unaudited Condensed Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC

Condensed Statements of Operations

	Nine Months	Nine Months
	Ended	Ended
	July 31,	July 31,
	2010	2009
	(Unaudited)	(Unaudited)

Revenues	$69,294,943	$68,141,681

Cost of Goods Sold - primarily related party	63,831,087	67,060,694

Gross Profit	5,463,856	1,080,987

Operating Expenses	1,439,101	1,573,479

Operating Income (Loss)	4,024,755	(492,492)

Other Income (Expense):
Other income (expense), net	89,107	(618,298)
Interest income	60,423	8,036
Interest expense	(9,843)	(79,852)
Total other income (expense), net	139,687	(690,114)

Net Income (Loss)	$4,164,442	$(1,182,606)

Weighted Average Units Outstanding - Basic and Diluted	30,656	30,823

Net Income (Loss) Per Unit - Basic and Diluted	$135.84	$(38.37)

Distributions Per Unit	$150.00	$—

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC

Condensed Statements of Cash Flows

	Nine Months	Nine Months
	Ended	Ended
	July 31,	July 31,
	2010	2009
	(unaudited)	(unaudited)
Cash Flows from Operating Activities:
Net income (loss)	$4,164,442	$(1,182,606)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation and amortization	5,183,572	4,764,009
Change in fair value of derivative instruments	402,602	895,481
Changes in assets and liabilities:
Restricted cash	374,185	174,451
Derivative instruments	(122,866)	(412,534)
Accounts receivable	904,742	549,363
Inventory	(249,618)	659,240
Prepaid expenses and other current assets	14,458	(103,820)
Accounts payable	(492,271)	998,593
Due to broker	—	(238,581)
Accrued liabilities	198,986	(1,462,379)
Net Cash Provided by Operating Activities	10,378,232	4,641,217

Cash Flows from Investing Activities:
Capital expenditures	(92,038)	(81,071)
Construction in process	(50,712)	(169,679)
Net Cash Used in Investing Activities	(142,750)	(250,750)

Cash Flows from Financing Activities:
Payments on revolving line of credit, net	—	(2,560,500)
Payments on long-term debt	(122,441)	(58,734)
Member distributions paid	(4,598,400)	—
Net Cash Used in Financing Activities	(4,720,841)	(2,619,234)

Net Increase in Cash	5,514,641	1,771,233

Cash — Beginning of Period	5,716,506	37,773

Cash — End of Period	$11,231,147	$1,809,006

Supplemental Cash Flow Information

Cash paid during the period for:
Interest expense	$10,412	$72,185

Supplemental Disclosure of Noncash Investing, Operating and Financing Activities

Accounts receivable offset by repurchase of membership units	$—	$500,000
Transfer of construction in process to fixed assets	$215,260	$—

Notes to the Unaudited Condensed Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC

Notes to Unaudited Condensed Financial Statements

July 31, 2010

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed balance sheet as of October 31, 2009 is derived from audited financial statements. The unaudited interim condensed financial statements of Granite Falls Energy, LLC (the “Company”) reflect all adjustments consisting only of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of financial position and results of operations and cash flows. The results for the three and nine month periods ended July 31, 2010 are not necessarily indicative of the results that may be expected for a full fiscal year. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) are condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), although the Company believes that the disclosures made are adequate to make the information not misleading. These condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in its annual report for the year ended October 31, 2009 filed on Form 10-K with the SEC.

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

In accordance with the Company’s agreements for the marketing and sale of ethanol and related products, marketing fees and commissions due to the marketers are deducted from the gross sales as earned. These fees and commissions are recorded net of revenues as they do not provide an identifiable benefit that is sufficiently separable from the sale of ethanol and related products. Ethanol marketing fees and commissions totaled approximately $202,000 and $213,000 for the three month periods ended July 31, 2010 and 2009, respectively. Ethanol marketing fees and commissions totaled approximately $598,000, and $540,000 for the nine month periods ended July 31, 2010 and 2009, respectively.  Distillers grain marketing fees and commissions totaled approximately $44,000 and $48,000 for the three month periods ended July 31, 2010 and 2009, respectively. Distillers grain marketing fees and commissions totaled approximately $122,000 and $118,000 for the nine month periods ended July 31, 2010 and 2009, respectively.

GRANITE FALLS ENERGY, LLC

Notes to Unaudited Condensed Financial Statements

July 31, 2010

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

2.  RISKS AND UNCERTAINTIES

The Company has certain risks and uncertainties that it experiences during volatile market conditions. These volatilities can have a severe impact on operations.  The Company’s revenues are derived from the sale and distribution of ethanol, distillers grains, and corn oil to customers primarily located in the U.S.  Corn for the production process is supplied to our plant primarily from local agricultural producers and from purchases on the open market.  Ethanol sales typically average approximately 85% of total revenues and corn costs typically average approximately 70% of cost of goods sold.

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

3.  INVENTORY

Inventories consist of the following:

	July 31, 2010	October 31, 2009
Raw materials	$1,308,180	$1,123,979
Spare parts	510,628	495,104
Work in process	543,904	542,312
Finished goods	738,546	690,245
Totals	$3,101,258	$2,851,640

The Company performs a lower of cost or market analysis on inventory to determine if the market values of certain inventories are less than their carrying value, which is attributable primarily to decreases in market prices of corn and ethanol.

GRANITE FALLS ENERGY, LLC

Notes to Unaudited Condensed Financial Statements

July 31, 2010

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

As of July 31, 2010, the total notional amount of the Company’s outstanding corn derivative instruments was approximately 660,000 bushels that were entered into to hedge forecasted corn purchases through September 2010. As of July 31, 2010, the total notional amount of the Company’s outstanding denaturant derivative instruments was approximately 294,000 gallons that were entered into to hedge forecasted denaturant purchases through October 2010. There may be offsetting positions that are shown on a net basis that could lower the notional amount of positions outstanding as disclosed above.

The following tables provide details regarding the Company’s derivative instruments at July 31, 2010, none of which are designated as hedging instruments

	Balance Sheet location	Assets	Liabilities

Corn contracts	Derivative instruments	$112,675	$—
Denaturant contracts	Derivative instruments	—	30,975

Totals		$112,675	$30,975

In addition, as of July 31, 2010 the Company maintained approximately $136,488 of restricted cash related to margin requirements for the Company’s derivative instrument positions.

The following tables provide details regarding the Company’s derivative instruments at October 31, 2009, none of which are designated as hedging instruments

	Balance Sheet location	Assets	Liabilities

Ethanol contracts	Derivative instruments	$—	$386,160
Corn contracts	Derivative instruments	743,250	—
Natural gas contracts	Derivative instruments	—	69,270
Denaturant contracts	Derivative instruments	73,562	—

Totals		$816,812	$455,376

In addition, as of October 31, 2009 the Company maintained approximately $510,673 of restricted cash related to margin requirements for the Company’s derivative instrument positions.

The following tables provide details regarding the gains and (losses) from Company’s derivative instruments in

GRANITE FALLS ENERGY, LLC

Notes to Unaudited Condensed Financial Statements

July 31, 2010

statements of operations, none of which are designated as hedging instruments:

	Statement of	Three-Months Ended July 31,
	Operations location	2010	2009

Corn contracts	Cost of Goods Sold	$(12,257)	$(903,248)
Natural gas contracts	Cost of Goods Sold	—	(22,186)
Denaturant contracts	Cost of Goods Sold	(58,757)	158,404

Net loss		$(71,014)	$(767,030)

	Statement of	Nine-Months Ended July 31,
	Operations location	2010	2009

Ethanol contracts	Revenue	$(103,132)	$119,249
Corn contracts	Cost of Goods Sold	(191,511)	(1,011,711)
Natural gas contracts	Cost of Goods Sold	(113,710)	(182,269)
Denaturant contracts	Cost of Goods Sold	5,751	179,250

Net loss		$(402,602)	$(895,481)

5.  REVOLVING LINE OF CREDIT

The Company has a Loan Agreement with a bank. Under the Loan Agreement, the Company has a revolving line of credit with a maximum of $6,000,000 available and is secured by substantially all of the Company’s assets. The interest rate on the revolving line of credit is at 0.25 percentage points above the prime rate as reported by the Wall Street Journal, with a minimum rate of 5.0%. The interest rate on the revolving line of credit at July 31, 2010 was 5.0%, the minimum rate under the terms of the agreement. At July 31, 2010 and October 31, 2009, the Company had no outstanding balance on this line of credit. The Company is required to maintain a savings account balance with the Bank totaling 10% of the maximum amount available on the line of credit to serve as collateral on this line of credit.  At both July 31, 2010 and October 31, 2009, this amount totaled $600,000 and is included in restricted cash.

The Company also has letters of credit totaling $484,928 with the bank as part of a credit requirement of Northern Natural Gas.  These letters of credit reduce the amount available under the revolving line of credit to approximately $5,515,000.

6.  LONG-TERM DEBT

Long-term debt consists of the following:

	July 31, 2010	October 31, 2009
Economic Development Authority (“EDA”) Loans:
City of Granite Fall / MIF	$247,618	$292,956
Western Minnesota RLF	—	71,423
Chippewa County	75,038	80,718
Total EDA Loan	322,657	445,097

Less: Current Maturities	(66,832)	(74,961)
Total Long-Term Debt	$255,824	$370,136

The estimated maturities of long term debt at July 31, 2010 are as follows:

GRANITE FALLS ENERGY, LLC

Notes to Unaudited Condensed Financial Statements

July 31, 2010

2011	$66,832
2012	67,622
2013	68,422
2014	69,234
2015	6,592
Thereafter	43,955
Total	$322,657

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

8. MEMBERS’ EQUITY

The Company has one class of membership units.   The units have no par value and have identical rights, obligations and privileges.  Income and losses are allocated to all members based upon their respective percentage of units held. As of July 31, 2010 and October 31, 2009, the Company had 30,656 membership units issued and outstanding.

In November 2009, the Company declared a cash distribution of $150 per unit or $4,598,400 for unit holders of record as of November 19, 2009. The distribution was paid on December 16, 2009.

9. FAIR VALUE

Various inputs are considered when determining the value of financial instruments.   The inputs or methodologies used for valuing securities are not necessarily an indication of the risk associated with investing in these securities.  These inputs are summarized in the three broad levels listed below.

•                  Level 1 inputs are quoted prices in active markets for identical assets or liabilities as of the reporting date.  Active markets are those in which transactions for the asset or liability occur with sufficient frequency and

GRANITE FALLS ENERGY, LLC

Notes to Unaudited Condensed Financial Statements

July 31, 2010

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

•                  Level 3 inputs are unobservable inputs for the asset or liability.

The following table provides information on those assets and liabilities measured at fair value on a recurring basis.

			Fair Value Measurement Using
	Carrying Amount in Balance Sheet July 31, 2010	Fair Value July 31, 2010	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial Assets:
Derivative Instruments	$112,675	$112,675	$112,675	$—	$—

Financial Liabilities:
Derivative Instruments	$(30,975)	$(30,975)	$(30,975)	$—	$—

The fair value of the derivative instruments are based on quoted market prices in an active market.

			Fair Value Measurement Using
	Carrying Amount in Balance Sheet October 31, 2009	Fair Value October 31, 2009	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial Assets:
Derivative Instruments	$816,812	$816,812	$816,812	$—	$—

Financial Liabilities:
Derivative Instruments	$(455,376)	$(455,376)	$(455,376)	$—	$—

The fair value of the derivative instruments are based on quoted market prices in an active market.

10. COMMITMENTS AND CONTINGENCIES

Construction Management and Operations Management Agreement

On August 1, 2008, the Company and Glacial Lakes Energy, LLC (“GLE”) executed a settlement agreement and mutual release related to the dispute with GLE over the termination of the Operating and Management Agreement. The Company has agreed to pay GLE a contingent amount of 2% of net income of the Company, as defined per the agreement, for each of the fiscal years ending October 31, 2008 and 2009 and 1.5% of net income of the Company, as defined per the agreement, for the fiscal year ending October 31, 2010. As of July 31, 2010 and October 31, 2009, the Company accrued approximately $62,000 and $14,000, respectively, for the contingent amounts due under this agreement.

GRANITE FALLS ENERGY, LLC

Notes to Unaudited Condensed Financial Statements

July 31, 2010

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three and nine month period ended July 31, 2010, compared to the same period of the prior fiscal year. This discussion should be read in conjunction with the condensed financial statements and notes and the information contained in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2009.

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

As of the date of this report, we have 37 full time employees. Ten of these employees are involved primarily in management and administration. The remaining employees are involved primarily in plant operations. We do not currently anticipate any significant change in the number of employees at our plant.

There have been a number of recent developments in legislation that impacts the ethanol industry.  One such development concerns the federal Renewable Fuels Standard (“RFS”).  The ethanol industry is benefited by the RFS which requires that a certain amount of renewable fuels must be used in the United States each year.  In February 2010, the EPA issued new regulations governing the RFS.  These new regulations have been called RFS2.  RFS2, as adopted by the EPA, provides that corn based ethanol from modern ethanol production processes does meet the definition of a renewable fuel under the RFS program.

In 2009, California passed a Low Carbon Fuels Standard (“LCFS”).  The California LCFS requires that renewable fuels used in California must accomplish certain reductions in greenhouse gases which is measured using a lifecycle analysis, similar to RFS2.  Management believes that this lifecycle analysis is based on unsound scientific principles that unfairly disadvantages corn based ethanol.  If our industry is unable to supply ethanol to California, it could significantly reduce demand for the ethanol we produce.  Several lawsuits have been filed by industry groups challenging the California LCFS.

Ethanol production in the United States is benefited by various tax incentives.  The most significant of these tax incentives is the federal Volumetric Ethanol Excise Tax Credit (“VEETC”).  VEETC provides a volumetric ethanol excise tax credit of 45 cents per gallon of ethanol blended with gasoline.  VEETC is scheduled to expire on December 31, 2010.  If this tax credit is not renewed, it likely would have a negative impact on the price of ethanol and demand for ethanol in the marketplace.  The current debate in the U.S. Congress, about deficit spending and energy policy indicates that it is possible that VEETC may not be renewed.  If the VEETC that benefits the ethanol industry is allowed to expire, it could negatively impact demand for ethanol and may harm our financial condition.

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

Another federal policy in jeopardy is the secondary tariff on imported ethanol.  This is a 54 cent per gallon tariff on ethanol imports from certain countries.  This tariff was designed to offset the blender’s credit that is applied to ethanol regardless of its country of origin.  The secondary tariff on imported ethanol is scheduled to expire in January 2011.  However, the proposed Renewable Fuels Reinvestment Act of 2010 contains provisions extending the 54 cent per gallon tariff for five years.  If this tariff is allowed to expire, imported ethanol could have a significant negative impact on ethanol prices and our profitability.

Results of Operations for the Three Months Ended July 31, 2010 and 2009

The following table shows the results of our operations and the approximate percentage of revenues, costs of goods sold, operating expenses and other items to total revenues in our unaudited statements of operations for the three months ended July 31, 2010 and 2009:

	Three Months Ended July 31, 2010 (Unaudited)		Three Months Ended July 31, 2009 (Unaudited)
Statement of Operations Data	Amount	Percent	Amount	Percent
Revenues	$23,632,382	100.0%	$25,829,076	100.0%

Cost of Goods Sold	22,245,564	94.13%	23,899,283	92.53%

Gross Profit	1,386,818	5.87%	1,929,793	7.47%

Operating Expenses	467,389	1.98%	533,995	2.07%

Operating Income	919,429	3.89%	1,395,798	5.40%

Other Income (Expense), net	19,590	0.00%	(675)	(0.00)%

Net Income	$939,019	3.97%	$1,395,123	5.40%

Revenues

Our revenues from operations come from three primary sources: sales of fuel ethanol, sales of distillers grains and sales of corn oil.

The following table shows the sources of our revenue for the three months ended July 31, 2010.

Revenue Sources	Amount	Percentage of Total Revenues

Ethanol sales	$20,093,477	85.03%
Distillers grains sales	3,035,665	12.85%
Corn oil sales	503,240	2.13%
Total Revenues	$23,632,382	100.00%

The following table shows the sources of our revenue for the three months ended July 31, 2009:

Revenue Sources	Amount	Percentage of Total Revenues

Ethanol sales	$21,092,398	81.66%
Distillers grains sales	4,362,830	16.89%
Corn oil sales	373,848	1.45%
Total Revenues	$25,829,076	100.00%

The following table shows additional data regarding production and price levels for our primary inputs and products for the three months ended July 31, 2010 and 2009:

Additional Data	Three Months ended July 31, 2010	Three Months ended July 31, 2009
Ethanol sold (gallons)	13,542,445	13,519,117
Dried distillers grains sold (tons)	33,444	33,747
Modified distillers grains sold (tons)	764	4,465
Corn oil sold (pounds)	2,082,780	1,752,460
Ethanol average price per gallon (net of hedging activity)	$1.48	$1.56
Dried distillers grains average price per ton	$88.92	$121.85
Modified distillers grains average price per ton	$37.29	$63.73
Corn oil average price per pound	$0.24	$0.21
Corn costs per bushel (net of hedging activity)	$3.33	$3.78

Revenues.

In the three month period ended July 31, 2010, ethanol sales comprised approximately 85.03% of our revenues and distillers grains sales comprised approximately 12.85% percent of our revenues, while corn oil sales comprised approximately 2.1% of our revenues. For the three month period ended July 31, 2009, ethanol sales comprised approximately 81.7% of our revenue, and distillers grains sales comprised approximately 16.9% of our revenue, without including ethanol derivatives, while corn oil sales comprised approximately 1.6% of our revenues.

Management believes that distillers grains represent a smaller proportion of our revenues during the three months ended July 31, 2010 compared to the same period of 2009 as a result of lower distillers grains prices we received during our third fiscal quarter of 2010 compared to the same period of 2009.  Management believes these lower distillers grains prices are a result of an abundant supply of feed products available to livestock producers and continued economic distress in the livestock and dairy industries have reduced animal numbers.

The average ethanol sales price we received for the three month period ended July 31, 2010 was approximately 5.1% lower than our average ethanol sales price for the comparable 2009 period. Management anticipates that the price of ethanol may be stronger during the fourth fiscal quarter of our 2010 fiscal year as a result of slowly improving worldwide economics and continued strength in the sugar market resulting in less ethanol production in Brazil.  Since the end of our third fiscal quarter on July 31, 2010, ethanol prices have increased along with the price of corn.

Management also anticipates that our results of operations for our 2010 fiscal year will continue to be affected by volatility in the commodity markets. If plant operating margins remain low for an extended period of time, management anticipates that this could impact our liquidity, especially if our raw material costs increase. Management believes the industry will need to continue to grow demand and further develop an ethanol distribution system to facilitate additional blending of ethanol and gasoline to offset the increased supply brought to the marketplace by additional production. Going forward, we are optimistic that ethanol demand will continue to grow and ethanol distribution will continue to expand as a result of the positive blend economics that are currently available to the gasoline refiners and blenders.

The price we received for our dried distillers grains decreased during the three month period ended July 31, 2010 compared to the same period of 2009.  We anticipate that the market price of our dried distillers grains will continue to be volatile as a result of changes in the price of corn and competing animal feed substitutes such as soybean meal.   Volatility in distillers grains supplies related to changes in ethanol production is another factor that may impact the sales price of our distillers grains.

Corn oil sales accounted for approximately 2.1% of our revenues during our quarter ended July 31, 2010.  The price we received for our corn oil increased by approximately 14.3% during the three month ended July 31, 2010 compared to the same period of 2009.  We anticipate that the market price of our corn oil to remain steady or decrease as a result of curtailed bio-diesel production as a result of the expiration of the bio-diesel tax credit.

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

Cost of Sales

Our costs of goods sold as a percentage of revenues were 94.1% for the three month period ended July 31, 2010 compared to 92.5% for the same period of 2009.  Our two largest costs of production are corn (69.2% of cost of goods sold for our three months ended July 31, 2010) and natural gas (8.0% of cost of goods sold for our three months ended July 31, 2010).  Our cost of goods sold decreased to $22,245,564 for the three months ended July 31, 2010 from $23,899,283 in the three months ended July 31, 2009.  Our per bushel corn costs decreased by approximately 11.8% for the three months ended July 31, 2010 as compared to the same period for our 2009 fiscal year.  Our decreased cost of corn was the primary factor driving down our costs of goods sold.  Since the end of our third fiscal quarter on July 31, 2010, the price of corn futures contracts has increased.  We expect continued volatility in the corn market through the end of our fiscal year.

For the three month period ended July 31, 2010, we experienced a decrease of approximately 13.3% per MMBtu in natural gas costs compared to the same period of 2009.  We attribute this significant decrease in natural gas costs to improved efficiencies and lower natural gas costs due to the excess supply in the natural gas market.  We expect the market price for natural gas to remain low in the near term as we continue to endure the worldwide economic slowdown and the resulting decreased energy demand along with the continued commissioning of new, highly productive, non-conventional natural gas wells.

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

Operating Expense

Our operating expenses as a percentage of revenues were lower for the three month period ended July 31, 2010 than they were for the same period ended July 31, 2009. These percentages were approximately 2.0% and 2.1% for the three months ended July 31, 2010 and 2009, respectively. This decrease in operating expenses is primarily due to increased operating efficiencies and a concerted effort by management and staff to lower our operating expenses.  We expect that going forward our operating expenses will remain relatively steady.

Operating Income (Loss)

Our income from operations for the three months ended July 31, 2010 was 3.9% of our revenues compared to income of approximately 5.4% of our revenues for the three months ended July 31, 2009. For the three months ended July 31, 2010, we reported operating income of approximately $920,000 and for the three months ended July 31, 2009, we had operating income of approximately $1,396,000. This decrease in our operating income is primarily due decreased ethanol and distillers grains revenues.  This reduction in our operating income coincided with a soft demand cycle in the ethanol market that limited the volume of ethanol that could be sold at favorable price levels.

Other Income (Expense)

We had total other income (net) for the three months ended July 31, 2010 of $19,590 compared to other expense (net) of $675 for the three months ended July 31, 2009.  Our other expense (net) for our 2009 fiscal quarter ended July 31, 2009 was higher as a result our interest expense for that period.

Interest Expense and Interest Income

Interest expense for the three months ended July 31, 2010, was less that one tenth of one percent of our revenue and totaled approximately $1,260, compared to approximately $16,200 interest expense for the three months ended July 31, 2009.  The interest expense incurred during the three months ended July 31, 2010 is attributable to our low interest loans obtained through state and regional economic development authorities.

Results of Operations for the Nine Months Ended July 31, 2010 and 2009

The following table shows the results of our operations and the approximate percentage of revenues, costs of sales, operating expenses and other items to total revenues in our unaudited statements of operations for the nine months ended July 31, 2010 and 2009:

	Nine Months Ended July 31, 2010 (Unaudited)		Nine Months Ended July 31, 2009 (Unaudited)
Statement of Operations Data	Amount	Percent	Amount	Percent
Revenues	$69,294,943	100.0%	$68,141,681	100.0%

Cost of Goods Sold	63,831,087	92.12%	67,060,694	98.41%

Gross Profit	5,463,856	7.88%	1,080,987	1.59%

Operating Expenses	1,439,101	2.08%	1,573,479	2.31%

Operating Income (Loss)	4,024,755	5.81%	(492,492)	(0.72)%

Other Income (Expense), net	139,687	0.20%	(690,114)	(1.01)%

Net Income (Loss)	$4,164,442	6.01%	$(1,182,606)	(1.74)%

Revenues

Our revenues from operations come from two primary sources: sales of fuel ethanol and sales of distillers grains. We also had revenue from the sale of corn oil.

The following table shows the sources of our revenue for the nine months ended July 31, 2010.

Revenue Sources	Amount	Percentage of Total Revenues

Ethanol Sales	$59,271,278	85.53%
Distillers Grains Sales	8,894,621	12.84%
Corn Oil Sales	1,232,176	1.78%
Ethanol Derivative Activity Gains/ (Losses)	(103,132)	(0.15)%
Total Revenues	$69,294,943	100.0%

The following table shows the sources of our revenue for the nine months ended July 31, 2009:

Revenue Sources	Amount	Percentage of Total Revenues

Ethanol Sales	$55,331,232	81.19%
Distillers Grains Sales	11,855,675	17.40%
Corn Oil Sales	835,525	1.23%
Ethanol Derivative Activity Gains/ (Losses)	119,249	0.18%
Total Revenues	$68,141,681	100.0%

The following table shows additional data regarding production and price levels for our primary inputs and products for the nine months ended July 31, 2010 and 2009:

Additional Data	Nine Months ended July 31, 2010	Nine Months ended July 31, 2009
Ethanol sold (gallons)	37,533,702	37,399,698
Dried distillers grains sold (tons)	94,951	95,246
Modified distillers grains sold (tons)	2,962	13,211
Corn oil sold (pounds)	5,141,820	4,634,820
Ethanol average price per gallon (net of hedging activity)	$1.58	$1.49
Dried distillers grains average price per ton	$91.79	$115.57
Modified distillers grains average price per ton	$45.89	$64.14
Corn oil average price per pound	$0.24	$0.18
Corn costs per bushel (net of hedging activity)	$3.41	$3.52

Revenues

In the nine month period ended July 31, 2010, ethanol sales comprised approximately 85.4% of our revenues and distillers grains sales comprised approximately 12.9% percent of our revenues, while corn oil sales comprised approximately 1.8% of our revenues. For the nine month period ended July 31, 2009, ethanol sales comprised approximately 81.2% of our revenue, without accounting for ethanol hedging, and distillers grains sales comprised approximately 17.4% of our revenue, while corn oil sales comprised approximately 1.2% of our revenues.

Our revenues were higher for our first three quarters of fiscal year 2010 compared to the same period of 2009 primarily as a result of higher ethanol prices.  These higher ethanol prices, combined with lower distillers grains prices, caused ethanol sales to be larger percentage of our revenues.

The average ethanol sales price we received for the nine month period ended July 31, 2010 was approximately 6.0% higher than our average ethanol sales price for the comparable 2009 period. Management attributes this increase in ethanol prices to strong ethanol price levels during our first and second fiscal quarters.  Management anticipates that the price of ethanol may be stronger during the fourth fiscal quarter of our 2010 fiscal year as a result of slowly improving worldwide economics and continued strength in the sugar market resulting in less ethanol production in Brazil.  Since the end of our third fiscal quarter on July 31, 2010, ethanol prices have increased along with the price of corn.

The price we received for our dried distillers grains decreased by approximately 15.4% during the nine month period ended July 31, 2010 compared to the same period of 2009. Management attributes this decrease in the price of our dried distillers grains to an excess supply of competitively priced livestock feeds, including distillers grains and soybean meal.   We anticipate that the market price of distillers grains will continue to be volatile as a result of changes in the price of corn and competing animal feed substitutes such as soybean meal as well as volatility in distillers grains supplies related to changes in ethanol production.

Cost of Sales

Our costs of goods sold as a percentage of revenues were approximately 92.1% for the nine month period ended July 31, 2010 compared to 98.4% for the same period of 2009. Our two largest costs of production are corn (69.5% of cost of goods sold for our nine months ended July 31, 2010) and natural gas (9.3% of cost of goods sold for our nine months ended July 31, 2010). The per bushel price we paid for corn was 3.1% less for the nine month period ended July 31, 2010 compared to the same period of 2009.  Our cost of goods sold decreased by approximately $3,230,000 in the nine months ended July 31, 2010, compared to the nine months ended July 31, 2009, while our revenue for the same period increased by approximately $1,046,000. This decrease in the cost of goods sold is primarily a result of lower corn prices combined with a decrease in our natural gas costs.

Operating Expense

Our operating expenses as a percentage of revenues were slightly lower for the nine month period ended July 31, 2010 than they were for the same period ended July 31, 2009. These percentages were 2.0% and 2.3% for the nine months ended July 31, 2010 and 2009, respectively. This decrease in operating expenses is primarily due to increased operating efficiencies and a concerted effort by our management and staff to lower our operating expenses. We expect that going forward our operating expenses will remain relatively steady.

Operating Income (Loss)

Our income from operations for the nine months ended July 31, 2010 was approximately 5.8% of our revenues compared to a loss of 0.7% of our revenues for the nine months ended July 31, 2009. This increase in our profitability is primarily due to an increase in the price of ethanol and the corresponding decline in our cost of goods sold.

Other Income and Other Expense

Other income for the nine months ended July 31, 2010, was approximately 0.2% of our revenue and totaled approximately $140,000. Other expense for the nine months ended July 31, 2009 was approximately 1.0% of our revenue and totaled approximately $690,000.  Our other expense for nine months ended July 31, 2009 is high as a result of us paying $780,000 to Aventine Renewable Energy, Inc. as a termination fee we incurred in connection with our ethanol marketing agreement during our quarter ended January 31, 2009.

Interest Expense

Interest expense for the nine months ended July 31, 2010, was approximately $9,800. Interest expense for the nine months ended July 31, 2009 was approximately $79,900. This reduction in interest expense is due primarily to a reduction in our outstanding debt.

Changes in Financial Condition for the Nine Months Ended July 31, 2010

The following table highlights the changes in our financial condition for the three months ended July 31, 2010 from our previous fiscal year ended October 31, 2009:

	July 31, 2010	October 31, 2009
Current Assets	$17,782,008	$14,015,271
Current Liabilities	$3,278,262	$4,004,077
Long-Term Debt	$255,824	$370,136
Members’ Equity	$51,665,012	$52,098,970

Total assets were approximately $55,199,000 at July 31, 2010 compared to approximately $56,473,000 at October 31, 2009. This decrease in total assets is primarily a result of a cash distribution in the amount of approximately $4,600,000 paid out to members in December 2009 which has been largely offset by approximately $4,000,000 in earnings from operations for the first nine months of our 2010 fiscal year.

Current assets totaled approximately $17,782,000 at July 31, 2010, an increase from approximately $14,015,000 at October 31, 2009. The change resulted primarily due to an increase in cash from the Company’s operating activities.

Total current liabilities decreased and totaled approximately $3,278,000 at July 31, 2010 and $4,004,000 at October 31, 2009. Long-term debt decreased from approximately $370,000 at October 31, 2009 to approximately $256,000 at July 31, 2010 as we continue to pay down our EDA loans.

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

Trends and Uncertainties Impacting the Ethanol and Distillers Grains Industries and Our Future Revenues

Our revenues primarily consist of sales of the ethanol and distillers grains we produce; however, we also realize revenue from the sale of corn oil we separate from our distillers syrup. Management anticipates steady to stronger ethanol demand and higher ethanol prices as a result of slowly improving worldwide economic conditions.  The ethanol industry needs to continue to expand the market for distillers grains in order to maintain current distillers grains prices. In addition, previous economic distress in the livestock industry has resulted in decreased livestock numbers and reduced demand for animal feed, including all types of distillers grains, which may contribute to a weaker distillers grain market during the last quarter of the 2010 fiscal year.  The following chart shows the general price information released by the USDA in their National Weekly Energy Round-Up Report for ethanol through August 2010.

The following chart shows the general price information released by the Jacobsen Publishing Company for distillers grains through July 2010.

According to the Renewable Fuels Association (“RFA”), as of August 16, 2010, there were 201 ethanol plants nationwide with the capacity to produce approximately 13.6 billion gallons of ethanol annually. The RFA estimates that plants with an annual production capacity of approximately 12.9 billion gallons are currently operating and that approximately 4.5% of the nameplate production capacity is not currently operational. Management believes the production capacity of the ethanol industry is greater than ethanol demand which may continue to depress ethanol prices. This overcapacity issue may be exacerbated by increased production from plants that had previously slowed their rate of production or idled altogether due to poor operating margins.

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

Trends and Uncertainties Impacting the Corn and Natural Gas Markets and Our Future Cost of Goods Sold

Our costs of our goods sold consist primarily of costs relating to the corn and natural gas supplies necessary to produce ethanol and distillers grains for sale. We grind approximately 1,450,000 bushels of corn each month. For the quarter ended July 31, 2010, our average cost of corn, net of hedging activity, was approximately $3.33 per bushel, which is approximately $0.45 lower than our cost of corn for the same period ended July 31, 2009.

Corn prices could increase during our 2010 fiscal year should we experience lower than expected corn yields during the fall of 2010 or if the global demand for corn or corn futures contracts increases from currently predicted levels.  As of September 10, 2010, United States Department of Agriculture (“USDA”) estimated that 2010 corn acres harvested will increase approximately 1.8% from 2009.  The USDA also reports that the average yield per acre will be higher in 2010 than in 2009.  As of the September 10, 2010 report, the UDSA reported total anticipated corn production of approximately 13.159 billion bushels, up slightly from 13.111 billion bushels in 2009.  If demand for corn increases significantly as a result of improved global economic conditions or from increased ethanol production in the United States due to the implementation of a 15% ethanol blend, we could experience increased corn prices.

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

Management anticipates that natural gas prices will be relatively stable in the next several months as a result of ample amount of gas in storage and reduced overall demand. However, should we experience a colder winter and a more robust economic recovery, it could increase demand for energy which could lead to increases in natural gas prices.  Further, should we experience any natural gas supply disruptions, including disruptions from hurricane activity, we may experience significant increases in natural gas prices.

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

Contracting Activity

Farmers Cooperative Elevator Company supplies our corn. Eco-Energy, LLC markets our ethanol, CHS, Inc. markets our distillers grains and RPMG markets our corn oil. Each of these contracts is critical to our success and we are very dependent on each of these companies. Accordingly, the financial stability of these partners is critical to the successful operation of our business.

In June 2010 we signed an amendment to our Distillers Grain Marketing Agreement with CHS.  Prior to signing the amendment, we independently marketed a portion of our distillers grains to local markets.  On June 1, 2010 CHS began marketing all our distillers grains except for certain distillers grains that are sold through Montevideo Intermodal.   We expect that under the new agreement CHS will be marketing substantially all of our distillers grains on a regular basis, and the balance may be sold though Montevideo Intermodal.

We independently market a small portion of our ethanol production as E-85 to local retailers.

Commodity Price Risk Protection

We seek to minimize the risks from fluctuations in the prices of corn, ethanol, denaturant and natural gas through the use of derivative instruments. In practice, as markets move, we actively manage our risk and adjust hedging strategies as appropriate. We do not use hedge accounting which would match the gain or loss on our hedge positions to the specific commodity contracts being hedged. Instead, we are using fair value accounting for our hedge positions, which means that as the current market price of our hedge positions changes, the gains and losses are immediately recognized in our cost of goods sold. The immediate recognition of hedging gains and losses under fair value accounting can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.

As of July 31, 2010, the fair values of our derivative instruments are reflected as net assets in the amount of $81,700. As of October 31, 2009, we recorded a net asset for our derivative instruments in the amount of $361,436. There are several variables that could affect the extent to which our derivative instruments are impacted by fluctuations in the price of corn, ethanol, denaturant or natural gas. However, it is likely that commodity cash prices will have the greatest impact on the derivative instruments with delivery dates nearest the current cash price. As we move forward, additional protection may be necessary. As the prices of these hedged commodities move in reaction to market trends and information, our statement of operations will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for Granite Falls.

As of July 31, 2010, we had entered into derivative instruments to hedge 660,000 bushels of our future corn purchases through September 2010 for the purpose of minimizing risk from future market price fluctuations. We have used various option contracts as vehicles for these hedges.

As of July 31, 2010, we had price protection in place for approximately 69% of our natural gas needs through October 2010. As we move forward, we may determine that additional price protection for natural gas purchases is necessary to reduce our susceptibility to price increases. However, we may not be able to secure natural gas for prices less than current market price and we may not recover high costs of production resulting from high natural gas prices, which may raise our costs of production and reduce our net income.

The derivative accounts are reported at fair value as designated by our broker. We have categorized the cash flows related to the hedging activities in the same category as the item being hedged. We expect substantially all of our hedge positions outstanding as of July 31, 2010 to be realized and recognized by December 2010.

Critical Accounting Estimates

Management uses estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.

Liquidity and Capital Resources

The following table shows cash flows for the nine months ended July 31, 2010 and 2009:

	2010	2009
Net cash provided by operating activities	$10,378,232	$4,641,217
Net cash used in investing activities	$(142,750)	$(250,750)
Net cash used in financing activities	$(4,720,841)	$(2,619,234)
Net increase in cash	$5,514,641	$1,771,233

Operating Cash Flows. Cash provided by operating activities was approximately $10,378,000 for the nine months ended July 31, 2010, which was an increase from approximately $4,641,000 provided by operating activities for the nine months ended July 31, 2009. Contributing to this increase in cash provided by our operating activities is our increased profitability during our nine months ended July 31, 2010. Currently, our capital needs are being adequately met through cash flows from our operating activities and our currently available credit facilities.

Investing Cash Flows. Cash used in investing activities was approximately $142,750 for the nine months ended July 31, 2010, compared to $250,750 for the nine months ended July 31, 2009.

Financing Cash Flows. Cash used in financing activities was approximately $4,721,000 for the nine months ended July 31, 2010, compared to $2,619,000 for nine months ended July 31, 2009.  In the nine month period ended July 31, 2010, cash was used to pay a distribution to our members totaling approximately $4,600,000 and to decrease the principal balance on the Company’s EDA loans.

Indebtedness

Short-Term Debt Sources

The Company has a Loan Agreement with Minnwest Bank M.V. of Marshall, MN (the “Bank”). Under the Loan Agreement, the Company has a revolving line of credit with a maximum of $6,000,000 available which is secured by substantially all of our assets. The Company has outstanding letters of credit in the amount of approximately $485,000.  These letters of credit reduce the amount available under the revolving line of credit to approximately $5,515,000.  The interest rate on the revolving line of credit is at 0.25 percentage points above the prime rate as reported by the Wall Street Journal, with a minimum rate of 5.0%. At July 31, 2010, the Company had no outstanding balance on this line of credit

Long-Term Debt Sources

We have paid off our term loans with FNBO and received a release of FNBO’s security interest in all of our tangible and intangible property, real and personal, which had served as collateral for our term loans.

Below is a summary of our remaining long term loans payable:

Note payable to City of Granite Falls/Minnesota Investment Fund, bearing interest of 1.0% due in quarterly installments of $15,807, payable in full on June 15, 2014, secured by a second mortgage on all assets. The outstanding balance at July 31, 2010 was $247,618.

Note payable to City of Granite Falls/Chippewa County, bearing interest of 3.0% due in semi-annual installments of $4,030, payable in full on June 15, 2021, secured by a second mortgage on all assets. The outstanding balance at July 31, 2010 was $75,038.

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

Interest Rate Risk

We are generally exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from our revolving line of credit and letters of credit with Minnwest Bank.  As of July 31, 2010, we did not have an outstanding balance on this revolving line of credit. The specifics of these credit facilities are discussed in greater detail in “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Short-Term Debt Sources.”

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

A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the fair value of our corn and natural gas prices and average ethanol price as of July 31, 2010, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from July 31, 2010. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of July 31, 2010	Approximate Adverse Change to Income
Natural Gas	1,130,000	MMBTU	10%	$540,000
Ethanol	47,709,000	Gallons	10%	$7,634,000
Corn	16,740,000	Bushels	10%	$6,563,000

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

Item 4.  Controls and Procedures.

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

Our management, including our Chief Executive Officer and General Manager (the principal executive officer), Tracey Olson, along with our Chief Financial Officer (the principal financial officer), Stacie Schuler, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2010. Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Our management, including our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred during the quarter ended July 31, 2010 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

GRANITE FALLS ENERGY, LLC

September 13, 2010	/s/ Tracey L. Olson
Tracey L. Olson
Chief Executive Officer

September 13, 2010	/s/ Stacie Schuler
Stacie Schuler
Chief Financial Officer