Form 10-K
period 2010-10-31
Granite Falls Energy, LLC
filed 2011-01-26
CIK 1181749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended October 31, 2010

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes  ☒ No

As of April 30, 2010, the aggregate market value of the membership units held by non-affiliates was $23,812,000. This is based solely on the price of the initial offering price of Class A membership units.  There is no ready market for such membership units.

As of January 25, 2011, there were 30,656 membership units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant has incorporated by reference into Part III of this Annual Report on Form 10-K portions of its definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Annual Report (October 31, 2010).  This proxy statement is referred to in this report as the 2011 Proxy Statement.

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

PART I.

ITEM 1.                                                     BUSINESS.

Business Development

Granite Falls Energy, LLC (“Granite Falls” or the “Company”) is a Minnesota limited liability company formed on December 29, 2000.  The Company is currently producing fuel-grade ethanol, distillers grains, and corn oil for sale. Our plant has an approximate annual production capacity of 50 million gallons, and our environmental permits allow us to produce ethanol at a rate of 49.9 million gallons of undenatured ethanol on a twelve month rolling sum basis.

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

Subsequent to our fiscal year ended October 31, 2010, we decided to make a cash distribution of $300.00 per membership unit to our unit holders of record as of November 23, 2010 for a total distribution of $9,196,800. The distribution was paid on December 15, 2010.

In June 2009, we submitted an application to the Minnesota Pollution Control Agency (“MPCA”) to allow the facility to operate at a production rate of 70 million gallons per year of undenatured ethanol.  Our application to increase the plant’s permitted production capacity is currently pending with the MPCA. In December 2010 we learned that our Environmental Assessment Worksheet along the MPCA’s draft Air Emissions Permit and draft National Pollutant Discharge Elimination System/State Disposal System (NPDES/SDS) Permit had been distributed for a 30-day review and comment period pursuant the Minnesota Environmental Quality Board (EQB) rules.  We expect a decision on the environmental permits by spring 2011. If the permits are approved, we intend to work toward increasing production to take advantage of the underutilized capacity of the plant.  Any plant bottlenecks will then be assessed and analysis performed prior to further capital investment.

As of the date of this report, we have 36 full time employees. Ten of these employees are involved primarily in management and administration. The remaining employees are involved primarily in plant operations. We do not currently anticipate any significant change in the number of employees at our plant.

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

Approximately 85% of our revenue, net of derivative activity, was derived from the sale of ethanol during our fiscal year ended October 31, 2010.  Ethanol sales accounted for approximately 83% of our revenue, net of derivative activity, for the fiscal year ended October 31, 2009.

Distillers Grains

A principal co-product of the ethanol production process is distillers grains, a high protein, high-energy animal feed supplement primarily marketed to the dairy, swine, poultry and beef industries.  Distillers grains contain by-pass protein that is superior to other protein supplements such as cottonseed meal and soybean meal.  By-pass proteins are more digestible to the animal, thus generating greater lactation in milk cows and greater weight gain in beef cattle and swine.  Distillers grains can also be included in the rations of breeder hens and laying hens which can potentially contain up to 20% and 15% percent distillers grains, respectively.

Approximately 13% of our revenue was derived from the sale of distillers grains during our fiscal year ended October 31, 2010.  Distillers grains sales accounted for approximately 16% of our revenue for the fiscal year ended October 31, 2009.

Corn Oil

In May 2008 the corn oil extraction equipment we installed at our plant became operational.  Corn oil is used primarily as a biodiesel feedstock and as a supplement for animal feed.  Corn oil sales accounted for approximately 2% of our revenues during our fiscal year ended October 31, 2010 and 1% for the fiscal year ended October 31, 2009.

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

Distribution of Principal Products

Our ethanol plant is located near Granite Falls, Minnesota in Chippewa County.  We selected the Granite Falls site because of its accessibility to road and rail transportation and its proximity to grain supplies.  It is served by the TC&W Railway which provides connection to the Canadian Pacific and Burlington Northern Santa Fe

Railroads.  Our site is in close proximity to major highways that connect to major population centers such as Minneapolis, Minnesota; Chicago, Illinois; and Detroit, Michigan.

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

Distillers Grains Distribution

During fiscal 2010, CHS, Inc. (“CHS”) marketed our distillers grains throughout the continental United States.  CHS marketed all of the distillers grains that were shipped by rail from our plant.  The remainder of our distillers grains product was transported by truck and we had the discretion to designate the portion of the trucked distillers grains marketed by CHS.  Granite Falls independently marketed the remainder of its distillers grains, which were shipped from the plant by truck to livestock producers, exporters and other marketers.  Our distillers grains must meet minimum quality feed trade standards.

On December 10, 2010 we executed a new distillers grains marketing agreement with Renewable Products Marketing Group, LLC (“RPMG”).  The effective date of this marketing agreement with RPMG is February 1, 2011.  Pursuant to this new agreement RPMG will market all the distillers grains produced at our plant.

Corn Oil Distribution

On April 29, 2010 we executed a corn oil marketing agreement with RPMG.  Prior to contracting with RPMG we independently marketed our own corn oil.  Currently, RPMG markets our corn oil which is used primarily as a biodiesel feedstock and as a supplement for animal feed.  Our corn oil is transported by truck to end users located primarily in the upper Midwest.

New Products and Services

We did not introduce any new services during our fiscal year ended October 31, 2010.

Sources and Availability of Raw Materials

Corn Supply

To produce approximately 50 million gallons of undenatured ethanol per year our ethanol plant needs approximately 18 million bushels of corn per year, or approximately 50,000 bushels per day, as the feedstock for its dry milling process.  The grain supply for our plant is obtained from the Farmers Cooperative Elevator Company (“FCE”), our exclusive grain procurement agent.  We will be forced to seek alternative corn suppliers if the FCE cannot meet our needs.

On September 24, 2009, we agreed to amend our grain procurement agreement with FCE.  The effective date of the amended grain procurement agreement is September 1, 2009. The term of the agreement was not amended and the initial 12 year term is scheduled to expire in 2017. The price of the corn purchased is based on a market price formula, plus a per bushel procurement fee.  Adjustments are made to the price for corn of inferior quality or excess moisture.  The terms of the amendment include adjustments to the amount of corn FCE is required to store at the Granite Falls plant site, the amount of corn delivered to Granite Falls by rail, the procurement fee paid by Granite Falls to Farmers Cooperative Elevator and the pricing procedures for corn purchased by Granite Falls.  Farmers Cooperative Elevator currently owns approximately two percent of our outstanding membership units.

On January 12, 2011, the United States Department of Agriculture (“USDA”) released its Crop Production report, which estimated the 2010 grain corn crop at 12.45 billion bushels.  The January 12, 2011 estimate of the 2010 corn crop is approximately 0.7% below the USDA’s estimate of the 2009 corn crop of 12.54 billion bushels.  Corn prices can be volatile as a result of a number of factors, the most important of which are weather, current and anticipated stocks, domestic and export prices and supports and the government’s current and anticipated agricultural policy.  The price of corn was volatile during our 2010 fiscal year and we anticipate that it will continue to be volatile in the future.  Increases in the price of corn significantly increase our cost of goods sold.  If these increases in cost of goods sold are not offset by corresponding increases in the prices we receive from the sale of our products, these increases in cost of goods sold can have a significant negative impact on our financial performance.

Although the area surrounding the plant produces a significant amount of corn and we do not anticipate encountering problems sourcing corn, a shortage of corn could develop, particularly if there were an extended drought or other production problem.  Poor weather can be a major factor in increasing corn prices. We can mitigate fluctuations in the corn and ethanol markets by locking in a favorable margin through the use of hedging activities and forward contracts.  We recognize that we are not always presented with an opportunity to lock in a favorable margin and that our plant’s profitability may be negatively impacted during periods of high grain prices.

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

We pay Center Point Energy/Minnegasco a per unit fee to move the natural gas through the pipeline and have guaranteed to move a minimum of 1,400,000 mmBTU annually through December 31, 2015, which is the ending date of the agreement.

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

Excel Energy is the owner of a dam on the Minnesota River located downstream from our water intake structure.  We have been notified that Excel Energy intends to remove that dam once it has obtained the necessary environmental permits.  We are currently uncertain as to when Excel Energy will be permitted to remove the dam.  In the event Excel Energy does proceed with the dam removal, we expect that the water level around our intake structure will be lowered significantly, which would require us to invest capital to upgrade our intake structure to draw water from the Minnesota River.

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

Working Capital

We primarily use our working capital for purchases of raw materials necessary to operate the ethanol plant.  The Company has a Loan Agreement with Minnwest Bank M.V. of Marshall, MN (the “Bank”). Under the Loan Agreement, the Company has a revolving line of credit with a maximum of $6,000,000 available which is secured by substantially all of our assets. The Company has outstanding letters of credit in the amount of approximately $463,000.  These letters of credit reduce the amount available under the revolving line of credit to approximately $5,537,000.  On November 26, 2010, the outstanding balance on our letters of credit was reduced to approximately $436,000 due to a credit requirement reduction.  The interest rate on the revolving line of credit is at 0.25 percentage points above the prime rate as reported by the Wall Street Journal, with a minimum rate of 5.0%. At October 31, 2010, the Company had no outstanding balance on this line of credit

Dependence on One or a Few Major Customers

As discussed above, we have an exclusive ethanol marketing agreement with Eco-Energy; an agreement with CHS for the marketing of our distillers grains; and an agreement with RPMG to market our corn oil.  We rely on Eco-Energy, CHS, and RPMG for the sale and distribution of all of our products, except for those distillers grains that we market locally  Therefore, we are highly dependent on Eco-Energy, CHS, and RPMG for the successful marketing of our products.  Any loss of Eco-Energy, CHS, or RPMG as our marketing agent for our ethanol, distillers grains, or corn oil could have a negative impact on our revenues.

Competition

We are in direct competition with numerous ethanol producers, many of whom have greater resources than we do.  While management believes we are a lower cost producer of ethanol, larger ethanol producers may be able to take advantages of economies of scale due to their larger size and increased bargaining power with both customers and raw material suppliers.  Following the significant growth in the ethanol industry during 2005 and 2006, the ethanol industry has grown at a much slower pace.  As of November 11, 2010, the Renewable Fuels Association estimates that there are 204 ethanol production facilities in the United States with capacity to produce approximately 13.8 billion gallons of ethanol and another 9 plants under expansion or construction with capacity to produce an additional 840 million gallons.  However, the RFA estimates that approximately 5% of the ethanol production capacity in the United States was not operating as of November 11, 2010.  The ethanol industry is continuing to experience a consolidation where a few larger ethanol producers are increasing their production capacities and are controlling a larger portion of United States ethanol production.  The largest ethanol producers include Archer Daniels Midland, Green Plains Renewable Energy, POET, and Valero Renewable Fuels, each of which are capable of producing significantly more ethanol than we produce.

The following table identifies the largest ethanol producers in the United States along with their production capacities.

U.S. FUEL ETHANOL PRODUCTION CAPACITY BY TOP PRODUCERS

Producers of Approximately 400 million gallons per year (mmgy) or more

Company	Current Capacity (mmgy)	Under Construction/ Expansions (mmgy)

POET Biorefining	1,629.0	5.0

Archer Daniels Midland	1,450.0	275

Valero Renewable Fuels	1,130.0

Green Plains Renewable Energy	657.0

Updated: November 11, 2010

Ethanol is a commodity product where competition in the industry is predominantly based on price.  Larger ethanol producers may be able to realize economies of scale in their operations that we are unable to realize.  This could put us at a competitive disadvantage to other ethanol producers.

In 2008, Valero Renewable Fuels, which is a subsidiary of a major gasoline refining company, purchased several ethanol plants from the VeraSun Energy bankruptcy auction.  Currently, Valero Renewable Fuels owns 10 ethanol plants with capacity to produce approximately 1.1 billion gallons of ethanol annually.  This makes Valero Renewable Fuels one of the largest ethanol producers in the United States.  Further, since the parent company of Valero Renewable Fuels is a gasoline blender, Valero Renewable Fuels has an established customer for the ethanol it produces which may allow Valero Renewable Fuels to be more competitive in the ethanol industry than we are able.  At times when ethanol demand may be lower, it is unlikely that Valero Renewable Fuels will have difficulty selling the ethanol it produces due to the fact that it is a subsidiary of a company that is required to blend a significant amount of ethanol.  While Valero is currently the largest oil company which has purchased ethanol production capacity, other large oil companies may follow the lead of Valero in the future.  Should other large oil companies become involved in the ethanol industry, it may be increasingly difficult for us to compete.  While we believe that we are a lower cost producer of ethanol, increased competition in the ethanol industry may make it more difficult for us to operate the ethanol plant profitably.

We anticipate increased competition from renewable fuels that do not use corn as the feedstock.  Many of the current ethanol production incentives are designed to encourage the production of renewable fuels using raw materials other than corn.  One type of ethanol production feedstock that is being explored is cellulose.  Cellulose is the main component of plant cell walls and is the most common organic compound on earth.  Cellulose is found in wood chips, corn stalks, rice straw, amongst other common plants.  Cellulosic ethanol is ethanol produced from cellulose.  Currently, cellulosic ethanol production technology is not sufficiently advanced to produce cellulosic ethanol on a commercial scale.  However, due to government incentives designed to encourage innovation in the production of cellulosic ethanol, we anticipate that commercially viable cellulosic ethanol technology will be developed in the future.  Several companies and researchers have commenced pilot projects to study the feasibility of commercially producing cellulosic ethanol.  If this technology can be profitably employed on a commercial scale, it could potentially lead to ethanol that is less expensive to produce than corn based ethanol, especially when corn prices are high.  Cellulosic ethanol may also capture more government subsidies and assistance than corn based ethanol.  This could decrease demand for our product or result in competitive disadvantages for our ethanol production process.

A number of automotive, industrial and power generation manufacturers are developing alternative clean power systems using fuel cells, plug-in hybrids, electric cars or clean burning gaseous fuels.  Like ethanol, the emerging fuel cell industry offers a technological option to address worldwide energy costs, the long-term availability of petroleum reserves and environmental concerns.  Fuel cells have emerged as a potential alternative to certain existing power sources because of their higher efficiency, reduced noise and lower emissions. Fuel cell industry participants are currently targeting the transportation, stationary power and portable power markets in order to decrease fuel costs, lessen dependence on crude oil and reduce harmful emissions.  If the fuel cell industry continues to expand and gain broad acceptance and becomes readily available to consumers for motor vehicle use, we may not be able to compete effectively.  This additional competition could reduce the demand for ethanol, which would negatively impact our profitability.

Research and Development

We are continually working to develop new methods of operating the ethanol plant more efficiently.  We continue to conduct research and development activities in order to realize these efficiency improvements.

Governmental Regulation and Federal Ethanol Supports

Federal Ethanol Supports

The ethanol industry is dependent on several economic incentives to produce ethanol, including federal tax incentives and ethanol use mandates.  One significant federal ethanol support is the Federal Renewable Fuels Standard (the “RFS”).  The RFS requires that in each year, a certain amount of renewable fuels must be used in the United States.  The RFS is a national program that does not require that any renewable fuels be used in any particular area or state, allowing refiners to use renewable fuel blends in those areas where it is most cost-effective.  The RFS requirement increases incrementally each year until the United States is required to use 36 billion gallons of renewable fuels by 2022.  Starting in 2009, the RFS required that a portion of the RFS must be met by certain “advanced” renewable fuels.  These advanced renewable fuels include ethanol that is not made from corn, such as cellulosic ethanol and biomass based biodiesel.  The use of these advanced renewable fuels increases each year as a percentage of the total renewable fuels required to be used in the United States.

The RFS for 2010 was approximately 13 billion gallons, of which corn based ethanol could be used to satisfy approximately 12 billion gallons.  The RFS for 2011 is approximately 14 billion gallons, of which corn based ethanol can be used to satisfy approximately 12.6 billion gallons.  Current ethanol production capacity exceeds the 2011 RFS requirement which can be satisfied by corn based ethanol.

In February 2010, the EPA issued new regulations governing the RFS.  These new regulations have been called RFS2.  The most controversial part of RFS2 involves what is commonly referred to as the lifecycle analysis of green house gas emissions.  Specifically, the EPA adopted rules to determine which renewable fuels provided sufficient reductions in green house gases, compared to conventional gasoline, to qualify under the RFS program.  RFS2 establishes a tiered approach, where regular renewable fuels are required to accomplish a 20% green house gas reduction compared to gasoline, advanced biofuels and biomass-based biodiesel must accomplish a 50% reduction in green house gases, and cellulosic biofuels must accomplish a 60% reduction in green house gases.  Any fuels that fail to meet this standard cannot be used by fuel blenders to satisfy their obligations under the RFS program.  The scientific method of calculating these green house gas reductions has been a contentious issue.  Many in the ethanol industry were concerned that corn based ethanol would not meet the 20% green house gas reduction requirement based on certain parts of the environmental impact model that many in the ethanol industry believed was scientifically suspect.  However, RFS2 as adopted by the EPA provides that corn-based ethanol from modern ethanol production processes does meet the definition of a renewable fuel under the RFS program.  Our ethanol plant was grandfathered into the RFS due to the fact that it was constructed prior to the effective date of the lifecycle green house gas requirement and is not required to prove compliance with the lifecycle green house gas reductions.  In addition to the lifecycle green house gas reductions, many in the ethanol industry are concerned that certain provisions of RFS2 as adopted may disproportionately benefit ethanol produced from sugarcane.  This could make sugarcane based ethanol, which is primarily produced in Brazil, more competitive in the United States ethanol market.  If this were to occur, it could reduce demand for the ethanol that we produce.

Many in the ethanol industry believe that it will be difficult to meet the RFS requirement in future years without an increase in the percentage of ethanol that can be blended with gasoline for use in standard (non-flex fuel) vehicles.  Most ethanol that is used in the United States is sold in a blend called E10.  E10 is a blend of 10% ethanol and 90% gasoline.  E10 is approved for use in all standard vehicles.  Estimates indicate that gasoline demand in the United States is approximately 135 billion gallons per year.  Assuming that all gasoline in the United States is blended at a rate of 10% ethanol and 90% gasoline, the maximum demand for ethanol is 13.5 billion gallons per year.  This is commonly referred to as the “blend wall,” which represents a theoretical limit where more ethanol cannot be blended into the national gasoline pool.  This is a theoretical limit because it is believed that it would not be possible to blend ethanol into every gallon of gasoline that is being used in the United States and it discounts the possibility of additional ethanol used in higher percentage blends such as E85 used in flex fuel vehicles.  Many in the ethanol industry believe that we will reach this blend wall in 2011, since the RFS requirement for 2011 is 14 billion gallons, much of which will come from ethanol.  The RFS requires that 36 billion gallons of renewable fuels must be used each year by 2022, which equates to approximately 27% renewable fuels used per gallon of gasoline sold.  In order to meet the RFS mandate and expand demand for ethanol, management believes higher percentage blends of ethanol must be utilized in standard vehicles.

Recently, the United States Environmental Protection Agency allowed the use of E15, gasoline which is blended at a rate of 15% ethanol and 85% gasoline, in vehicles manufactured in the model year 2007 and later.  The EPA was expected to make a ruling on allowing E15 for use in vehicles produced in model year 2001 and later by the end of 2010, however, this decision has been delayed by the EPA.  Management believes that many gasoline retailers will refuse to provide E15 due to the fact that not all standard vehicles will be allowed to use E15 and due to the labeling requirements the EPA may impose.  The EPA is considering instituting labeling requirements associated with E15 which may unfairly discourage consumers from purchasing E15.  As a result, the approval of E15 may not significantly increase demand for ethanol.  In addition to E15, the ethanol industry is pushing the use of an intermediate blend of 12% ethanol and 88% gasoline called E12.  Management believes that E12 may be more beneficial to the ethanol industry than E15 because many believe that E12 could be approved for use in all standard vehicles.  Management believes this will make it easier for retailers to supply E12 compared to E15, unless E15 is approved for use in all standard vehicles.  Two lawsuits were filed on November 9, 2010 by representatives of the food industry and the petroleum industry challenging the EPA’s approval of E15.  It is unclear what effect these lawsuits will have on the implementation of E15 in the United States retail gasoline market.

In addition to the RFS, the ethanol industry depends on the Volumetric Ethanol Excise Tax Credit (“VEETC”).  VEETC provides a volumetric ethanol excise tax credit of 45 cents per gallon of ethanol blended with gasoline.  VEETC was recently renewed until December 31, 2011.  If this tax credit is not renewed before the end of 2011, it likely would have a negative impact on the price of ethanol and demand for ethanol in the market due to reduced discretionary blending of ethanol.  Discretionary blending is when gasoline blenders use ethanol to reduce the cost of blended gasoline.  However, due to the RFS, we anticipate that demand for ethanol will continue to mirror the RFS requirement, even if the VEETC is not renewed past 2011.  If the RFS is reduced or eliminated, the decrease in demand for ethanol related to the elimination of VEETC may be more substantial.

The small ethanol producer tax credit is a 10-cent-per-gallon income tax credit on up to 15 million gallons of production annually and is available to ethanol producers that produce up to 60 million gallons annually. The tax credit is capped at $1.5 million per year per producer.  The credit was recently renewed and is effective through December 31, 2011.  We do not anticipate that our production during calendar year 2011 will exceed 60 million gallons.  Accordingly, we expect our members to benefit from the small ethanol producer tax credit for 2011.

The USDA recently announced that it will provide financial assistance to help implement more “blender pumps” in the United States in order to increase demand for ethanol and to help offset the cost of introducing mid-level ethanol blends into the United States retail gasoline market.  A blender pump is a gasoline pump that can dispense a variety of different ethanol/gasoline blends.  Blender pumps typically can dispense E10, E20, E30, E40, E50 and E85.  These blender pumps accomplish these different ethanol/gasoline blends by internally mixing ethanol and gasoline which are held in separate tanks at the retail gas stations.  Many in the ethanol industry believe that increased use of blender pumps will increase demand for ethanol by allowing gasoline retailers to provide various mid-level ethanol blends in a cost effective manner and allowing consumers with flex-fuel vehicles to purchase more ethanol through these mid-level blends.  However, blender pumps cost approximately $25,000 each, so it may take time before they become widely available in the retail gasoline market.

Effect of Governmental Regulation

The government’s regulation of the environment changes constantly.  We are subject to extensive air, water and other environmental regulations and we have been required to obtain a number of environmental permits to construct, expand and operate the plant.  It is possible that more stringent federal or state environmental rules or regulations could be adopted, which could increase our operating costs and expenses.  It also is possible that federal or state environmental rules or regulations could be adopted that could have an adverse effect on the use of ethanol.  Plant operations are governed by the Occupational Safety and Health Administration (“OSHA”).  OSHA regulations may change such that the costs of operating the plant may increase.  Any of these regulatory factors may result in higher costs or other adverse conditions effecting our operations, cash flows and financial performance.

In late 2009, California passed a Low Carbon Fuels Standard (LCFS).  The California LCFS requires that renewable fuels used in California must accomplish certain reductions in green house gases which is measured using a lifecycle analysis, similar to RFS2.  Management believes that this lifecycle analysis is based on unsound scientific principles that unfairly harms corn based ethanol.  Management believes that these new regulations will preclude corn based ethanol from being used in California.  California represents a significant ethanol demand market.  If we are unable to supply ethanol to California, it could significantly reduce demand for the ethanol we produce.  Currently, several lawsuits have been filed challenging the California LCFS.

United States ethanol production is currently benefited by a 54 cent per gallon tariff imposed on ethanol imported into the United States.  The 54 cent per gallon tariff was recently extended until December 31, 2011.  If this tariff is eliminated, it could lead to the importation of ethanol produced in other countries, especially in areas of the United States that are easily accessible by international shipping ports.  Ethanol imported from other countries may be a less expensive alternative to domestically produced ethanol and may affect our ability to sell our ethanol profitably.

Environmental Permitting

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

In June 2009, we submitted an application package to the MPCA to allow the facility to operate at a production rate of 70 million gallons per year of undenatured ethanol.  The application submittal required numerous documents covering all aspects of the facility including: Environmental Assessment Worksheet (“EAW”), air modeling, Air Permit, NPDES/SDS permit, Aboveground Storage Tank (“AST”) permit, Construction Stormwater permit, and various other support documentation. The renewal application for the NPDES/SDS permit was aslo incorporated into this package and resubmitted for MPCA consideration.

In December 2010 we learned that our Environmental Assessment Worksheet along the MPCA’s draft Air Emissions Permit and draft National Pollutant Discharge Elimination System/State Disposal System (NPDES/SDS) Permit had been distributed for a 30-day review and comment period pursuant the Minnesota Environmental Quality Board (EQB) rules.  We expect a decision on the environmental permits by spring 2011.

We currently have obtained all of the necessary permits to operate the plant.  In the fiscal year ended October 31, 2010, we incurred costs and expenses of approximately $146,000 complying with environmental laws, including the cost of pursuing permit amendments.  Any retroactive change in environmental regulations, either at the federal or state level, could require us to obtain additional or new permits or spend considerable resources in complying with such regulations.

Employees

As of the date of this report, we have 36 full time employees. Ten of these employees are involved primarily in management and administration. The remaining employees are involved primarily in plant operations. We do not currently anticipate any significant change in the number of employees at our plant.

Financial Information about Geographic Areas

All of our operations are domiciled in the United States.  All of the products sold to our customers for fiscal years 2010, 2009 and 2008 were produced in the United States and all of our long-lived assets are domiciled in the United States.  We have engaged third-party professional marketers who decide where our products are marketed and we have no control over the marketing decisions made by our third-party professional marketers.  These third-party marketers may decide to sell our products in countries other than the United States.  However, we anticipate that our products will primarily be sold in the United States.

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

Risks Relating to Our Business

If the Federal Volumetric Ethanol Excise Tax Credit (“VEETC”) expires on December 31, 2011, it could negatively impact our profitability.  The ethanol industry is benefited by VEETC which is a federal excise tax credit of 45 cents per gallon of ethanol blended with gasoline.  This excise tax credit is set to expire on December 31, 2011.  We believe that VEETC positively impacts the price of ethanol.  If VEETC is allowed to expire, it could negatively impact the price we receive for our ethanol and could negatively impact our profitability.

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

Declines in the price of ethanol or distillers grains would significantly reduce our revenues. The sales prices of ethanol and distillers grains can be volatile as a result of a number of factors such as overall supply and demand, the price of gasoline and corn prices, levels of government support, and the availability and price of competing products.  We are dependent on a favorable spread between the price we receive for our ethanol and distillers grains and the price we pay for corn and natural gas.  Any lowering of ethanol and distillers grains prices, especially if it is associated with increases in corn and natural gas prices, may affect our ability to operate profitably.  We anticipate the price of ethanol and distillers grains to continue to be volatile in our 2011 fiscal year as a result of the net effect of changes in the price of gasoline and corn prices and increased ethanol supply offset by increased ethanol demand.  Declines in the prices we receive for our ethanol and distillers grains will lead to decreased revenues and may result in our inability to operate the ethanol plant profitably for an extended period of time which could decrease the value of our units.

The price of distillers grains may decline as a result of China’s antidumping investigation of distillers grains originating in the United Sates.  Estimates indicate that as much as 10 to 15 percent of the distillers grains produced in the United States will be exported to China in the coming year.  However, this export market may be jeopardized if the Chinese government imposes trade barriers in response to the outcome of an antidumping investigation currently being conducted by the Chinese Ministry of Commerce.   If producers and exporters of distillers grains are subjected to trade barriers when selling distillers grains to Chinese customers there may be a reduction in the price of distillers grains in the United States.  Declines in the price we receive for our distillers grains will lead to decreased revenues and may result in our inability to operate the ethanol plant profitably.

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

Risks Related to Ethanol Industry

Demand for ethanol may not continue to grow unless ethanol can be blended into gasoline in higher percentage blends for conventional automobiles.  Currently, ethanol is blended with conventional gasoline for use in standard (non-flex fuel) vehicles to create a blend which is 10% ethanol and 90% conventional gasoline.  Estimates indicate that approximately 135 billion gallons of gasoline are sold in the United States each year.  Assuming that all gasoline in the United States is blended at a rate of 10% ethanol and 90% gasoline, the maximum demand for ethanol is 13.5 billion gallons.  This is commonly referred to as the “blend wall,” which represents a theoretical limit where more ethanol cannot be blended into the national gasoline pool.  Many in the ethanol industry believe that the ethanol industry will reach this blend wall 2011.  In order to expand demand for ethanol, higher percentage blends of ethanol must be utilized in conventional automobiles.  Such higher percentage blends of ethanol have recently become a contentious issue.  Automobile manufacturers and environmental groups have fought against higher percentage ethanol blends.  Currently, state and federal regulations prohibit the use of higher percentage ethanol blends in conventional automobiles and vehicle manufacturers have stated that using higher percentage ethanol blends in conventional vehicles would void the manufacturer’s warranty.

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

We operate in an intensely competitive industry and compete with larger, better financed entities which could impact our ability to operate profitably.  There is significant competition among ethanol producers.  There are numerous producer-owned and privately-owned ethanol plants planned and operating throughout the Midwest and elsewhere in the United States.  We also face competition from outside of the United States.  The passage of the Energy Policy Act of 2005 included a renewable fuels mandate.  The RFS was increased in December 2007 to 36 billion gallons by 2022.  Further, some states have passed renewable fuel mandates.  All of these increases in ethanol demand have encouraged companies to enter the ethanol industry.  The largest ethanol producers include Archer Daniels Midland, Green Plains Renewable Energy, POET, and Valero Renewable Fuels, all of which are each capable of producing significantly more ethanol than we produce.  Further, many believe that there will be consolidation occurring in the ethanol industry in the near future which will likely lead to a few companies who control a significant portion of the ethanol production market.  We may not be able to compete with these larger entities.  These larger ethanol producers may be able to affect the ethanol market in ways that are not beneficial to us which could negatively impact our financial performance.

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

Also, elimination of the tariffs that protect the United States ethanol industry could lead to the importation of ethanol produced in other countries, especially in areas of the United States that are easily accessible by international shipping ports.  While the 2008 Farm Bill extended the tariff on imported ethanol through 2011, this tariff could be repealed earlier which could lead to increased ethanol supplies and decreased ethanol prices.

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

ITEM 3.  LEGAL PROCEEDINGS.

From time to time in the ordinary course of business, we may be named as a defendant in legal proceedings related to various issues, including without limitation, workers’ compensation claims, tort claims, or contractual disputes.  We are not currently involved in any material legal proceedings.

ITEM 4.  REMOVED AND RESERVED

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

As of October 31, 2010, there were approximately 980 holders of record of our membership units.

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

Completed Unit Transactions

Fiscal Quarter	Low Per Unit Price	High Per Unit Price
2009 1st	$1,050	$1,251
2009 2nd	$1,000	$1,000
2009 3rd	$975	$1,050
2009 4th	$850	$1,000
2010 1st	$850	$975
2010 2nd	$1,000	$1,075
2010 3rd	$1,211	$1,375
2010 4th	$1,200	$1,250

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

Below is a table representing the pretax cash distributions made to the members of Granite Falls Energy since the company commenced operations in 2005. The Company has distributed $1,070 per unit in cash to members who have held their investment in Granite Falls Energy since its inception.

Date Declared	Total Distribution	Distribution Per Unit	Distributed to Members of Record as of:
November 23, 2010	$9,196,800	$300	November 23, 2010

November 19, 2009	$4,598,400	$150	December 1, 2009

October 19, 2007	$6,231,200	$200	November 30, 2007

March 15, 2007	$3,115,600	$100	April 2, 2007

July 10, 2006	$9,999,830	$320	July 31, 2006

PERFORMANCE GRAPH

The following graph shows a comparison of cumulative total member return since October 1, 2005, calculated on a dividend reinvested basis, for the Company, the NASDAQ Composite Index (the “NASDAQ”) and

an index of other companies that have the same SIC code as the Company (the “Industry Index”). The graph assumes $100 was invested in each of the Company’s units, the NASDAQ, and the Industry Index on October 1, 2005. Data points on the graph are annual. Note that historic stock price performance is not necessarily indicative of future unit price performance.

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

COMPARISON OF CUMULATIVE TOTAL RETURN

ITEM 6.  SELECTED FINANCIAL DATA

The following table presents selected financial and operating data as of the dates and for the periods indicated.  The selected balance sheet financial data as of October 31, 2008, 2007 and 2006 and the selected statement of operations data and other financial data for the years ended October 31, 2007 and 2006 have been derived from our audited financial statements that are not included in this Form 10-K.  The selected balance sheet financial data as of October 31, 2010 and 2009 and the selected statement of operations data and other financial data for each of the years in the three year period ended October 31, 2010 have been derived from the audited financial statements included elsewhere in this Form 10-K.  You should read the following table in conjunction with Item 7 “Management Discussion and Analysis of Financial Condition and Results of Operations”  and the financial statements and the accompanying notes included elsewhere in this Form 10-K.  Among other things, those financial statements include more detailed information regarding the basis of presentation for the following financial data.

Statement of Operations Data:	2010	2009	2008	2007	2006
Revenues	$95,289,452	$91,282,031	$99,393,373	$94,776,725	$93,549,478

Cost Goods Sold	85,146,261	87,464,936	102,396,467	75,772,701	54,539,754

Lower of Cost or Market Adjustment	—	—	1,947,000	—	—

Gross Profit (Loss)	10,143,191	3,817,095	(4,950,094)	19,004,024	39,009,724

Operating Expenses	1,957,742	2,045,615	2,916,170	2,807,130	2,894,018

Operating Income (Loss)	8,185,449	1,771,480	(7,866,264)	16,196,894	36,115,706

Other Income (Expense)	176,863	(685,300)	188,005	(265,153)	(1,370,038)

Net Income (Loss)	$8,362,312	$1,086,180	$(7,678,259)	$15,931,741	$34,745,668

Weighted Average Units Outstanding – Basic and Diluted	30,656	30,781	31,156	31,156	31,156

Net Income (Loss) Per Capital Unit	$272.78	$35.29	$(246.45)	$511.35	$1,115.22

Cash Distributions per Capital Unit	$150.00	$—	$—	$300.00	$320.96

Balance Sheet Data:	2010	2009	2008	2007	2006
Current Assets	$23,429,993	$14,015,271	$9,382,784	$15,901,679	$25,028,447

Net Property and Equipment	36,327,497	42,425,018	48,648,041	54,677,788	55,393,293

Other Assets	10,050	32,894	35,694	38,493	434,185

Total Assets	$59,767,540	$56,473,183	$58,066,519	$70,617,960	$80,855,925

Current Liabilities	$3,733,360	$4,004,077	$6,108,632	$10,908,043	$8,239,080

Long-Term Debt	$171,298	$370,136	$445,097	$518,868	$20,010,737

Members’ Equity	$55,862,882	$52,098,970	$51,512,790	$59,191,049	$52,606,108

Book Value Per Capital Unit	$1,822.25	$1,699.47	$1,653.38	$1,899.83	$1,688.47

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

Results of Operations

Comparison of Fiscal Years Ended October 31, 2010 and 2009

	2010		2009
Income Statement Data	Amount	%	Amount	%
Revenues	$95,289,452	100.0	$91,282,031	100.0

Cost of Goods Sold	$85,146,261	89.4	$87,464,936	95.8

Gross Profit	$10,143,191	10.6	$3,817,095	4.2

Operating Expenses	$1,957,742	2.1	$2,045,615	2.2

Operating Income	$8,185,449	8.6	$1,771,480	2.0

Other Income (Expense)	$176,863	0.2	$(685,300)	(0.8)

Net Income	$8,362,312	8.8	$1,086,180	1.2

The following table shows the sources of our revenue for the year ended October 31, 2010.

Revenue Sources	Amount	Percentage of Total Revenues

Ethanol sales	$81,317,691	85.3%
Distillers grains sales	12,250,393	12.9%
Corn oil sales	1,721,368	1.8%
Total Revenues	$95,289,452	100.00%

The following table shows the sources of our revenue for the year ended October 31, 2009:

Revenue Sources	Amount	Percentage of Total Revenues

Ethanol sales	$75,081,066	82.3%
Distillers grains sales	14,931,188	16.3%
Corn oil sales	1,269,777	1.4%
Total Revenues	$91,282,031	100.00%

Revenues

We experienced an increase in our revenues for our 2010 fiscal year compared to our 2009 fiscal year.  Management attributes this increase primarily to increases we experienced in the average prices we received for our ethanol and distillers grains during fiscal year 2010 compared to fiscal year 2009.  Our volume of ethanol and distillers grains sold in 2010 was comparable to that sold in 2009.  For our 2010 fiscal year, ethanol sales comprised approximately 85% of our revenue, distillers grains comprised approximately 13% of our revenue and corn oil sales comprised less than 2% of our revenue.  For our 2009 fiscal year, ethanol sales comprised approximately 82% of our revenue, distillers grains comprised approximately 16% of our revenue and corn oil sales comprised less than 1.5% of our revenue.

Ethanol

The average price we received for our ethanol increased by approximately 8.7% during our 2010 fiscal year compared to our 2009 fiscal year.  Management attributes this increase in the average price we received per gallon of ethanol with higher corn prices and increased ethanol exports during our 2010 fiscal year.  These increases in ethanol exports and corn prices mostly occurred during our fourth quarter of 2010.

Management anticipates that ethanol prices will remain steady during our 2011 fiscal year.  Management anticipates industry wide ethanol production will be comparable during our 2011 fiscal year provided the ethanol industry can maintain current ethanol prices.  However, in the event ethanol prices decrease significantly, the industry may be forced to reduce ethanol production if operating margins are unfavorable.  Further, our operating margins depend on corn prices which can affect the spread between the price we receive for our ethanol and our raw material costs.  In times when this spread decreases or becomes negative, we may reduce or terminate ethanol production until these spreads become more favorable.

Distillers Grains

We produce distillers grains for sale in two separate forms, distillers dried grains with solubles (DDGS) and modified/wet distillers grains (MWDG). During our 2010 fiscal year, we experienced a slight shift in the mix of distillers grains we sold in the form of DDGS versus MWDG compared to previous years.  During our 2010 fiscal year, we sold approximately 97% of our total distillers grains in the form of DDGS and approximately 3% of our total distillers grains in the form of MWDG.  During our 2009 fiscal year, we sold approximately 89% of our total distillers grains in the form of DDGS and approximately 11% of our total distillers grains in the form of MWDG.  Management attributes this shift in the mix of our distillers grains sales with an increase in export demand for distillers grains during our 2010 fiscal year compared to our 2009 fiscal year.  As more of our distillers grains are shipped outside of our local market, we sell more of our distillers grains in the dried form since it is less expensive to ship DDGS and the shelf life of DDGS is much longer than MWDG.  Market factors dictate whether we sell more DDGS versus MWDG.   We also experienced a decrease in the average prices we received for our distillers grains, both DDGS and MWDG, during our 2010 fiscal year compared to the same period of 2009.  We experienced a decrease of approximately 30.4% in the average price we received for our distillers grains during our 2010 fiscal year compared to our 2009 fiscal year.

Management anticipates demand for distillers grains will remain steady, especially if corn prices trend higher during our 2011 fiscal year.  Management believes that distillers grains prices could decrease significantly if export demand for distillers grains decreases.  This could be especially true in the summer months when distillers grains demand is lower in the United States.

Corn Oil

Corn oil represents a relatively new revenue source for Granite Falls.  Our 2009 fiscal year was the first fiscal year in which we produced and sold corn oil during each fiscal quarter.  Separating the corn oil from our distillers grains results in decreased revenue from our distillers grains due to the decrease in the total tons of distillers grains that we sell, thereby decreasing our distillers grains revenue.  However, our corn oil has a higher per ton value than our distillers grains.

During our 2010 fiscal year, we experienced an increase in the total pounds of corn oil we sold of approximately 5% compared to our 2009 fiscal year.  We produced more corn oil during our 2010 fiscal year compared to our 2009 fiscal year due to increased functionality of the corn oil extraction equipment.

The average price we received per pound of corn oil sold during our 2010 fiscal year was approximately 29% greater compared to our 2009 fiscal year.  Management attributes this increase in corn oil prices with increased use of corn oil in biodiesel and animal feed.  However, management anticipates that corn oil prices may not be sustainable in the future as more corn oil enters the market.  This could negatively impact our corn oil revenue.

Cost of Goods Sold and Gross Profit

Our two primary costs of producing ethanol, distillers grains and corn oil are corn costs and natural gas costs.  We experienced a decrease in our cost of goods sold for our 2010 fiscal year compared to our 2009 fiscal year.

Corn Costs

Our largest cost associated with the production of ethanol, distillers grains and corn oil is corn costs.  We experienced an increase in the total amount we paid for corn of approximately 2% for our 2010 fiscal year compared to our 2009 fiscal year.  This was due primarily to the per bushel price we paid since the volume of corn we used in 2010 was comparable to 2009.

Market corn prices increased during our 2010 fiscal year starting in July and continuing into the middle of November 2010.  Management attributes this increase in corn prices with uncertainty regarding weather factors that resulted in decreased yields in some parts of the United States.  Parts of Iowa experienced these lower yields which reduced the amount of corn harvested in the fall of 2010.  This led to fears regarding an imbalance between corn supply and demand, which had a negative impact on corn prices.  While corn prices decreased from the middle of November until the end of November, corn prices have since increased significantly.  Management believes that the corn market was correcting in November following the corn price increases during the fall of 2010.  However, management believes that corn prices may continue to increase during the first half of our 2011 fiscal year prompting more producers to plant corn as opposed to soybeans.  Management anticipates that corn prices may decrease following planting and thereafter will be subject to weather factors that may influence corn prices during the 2011 growing season.

Natural Gas Costs

We experienced a significant decrease in the average price we paid per MMBtu of natural gas during our 2010 fiscal year compared to our 2009 fiscal year.  The average price we paid per MMBtu of natural gas during our 2010 fiscal year was approximately 30% lower than the average price we paid during our 2009 fiscal year.  Management attributes this decrease in our natural gas costs with lower market natural gas prices due to increased natural gas supplies and relatively stable natural gas demand.

Management anticipates that natural gas prices will remain steady during our 2011 fiscal year unless demand significantly increases due to improved global economic conditions.  Management anticipates that our natural gas consumption will be comparable during our 2011 fiscal year unless our ethanol and distillers grains production decrease due to market factors in the ethanol industry.

Hedging

Realized and unrealized gains and losses related to our corn, natural gas, and denaturant derivative instruments resulted in a decrease of approximately $2,233,000 in our cost of goods sold for our 2010 fiscal year compared to an increase of approximately $282,000 in our cost of goods sold for our 2009 fiscal year.  We recognize the gains or losses that result from the changes in the value of our derivative instruments related to corn, natural gas, and denaturant in cost of goods sold as the changes occur.  As corn, natural gas, and denaturant prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance.  We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.

Operating Expenses

Operating expenses for the fiscal year ended October 31, 2010 totaled approximately $1,958,000, a decrease from approximately $2,046,000 for the same period of 2009.  This decrease in operating expenses is primarily due to increased operating efficiencies and a concerted effort by management and staff to lower our operating expenses.  We expect that going forward our operating expenses will remain relatively steady.

Other Income (Expense)

We had other income during our 2010 fiscal year compared to other expense during our 2009 fiscal year.  We had more interest income during our 2010 fiscal year compared to our 2009 fiscal year due to having more cash on hand during the 2010 period.  We experienced an increase in other expense (net) for our 2009 fiscal year primarily as a result of paying approximately $780,000 to Aventine Renewable Energy, Inc. as a termination fee we incurred in connection with the termination of our ethanol marketing agreement during our fiscal quarter ended January 31, 2009.

Changes in Financial Condition for Fiscal Years Ended October 31, 2010 and 2009

Our current assets were 67% higher at October 31, 2010 compared to October 31, 2009.  We had more cash and inventory on hand on October 31, 2010 compared to October 31, 2009.  We were accumulating cash in anticipation of paying a distribution to our members after the conclusion of our fiscal year ended October 31, 2010.  In November 2010, we declared a distribution of approximately $9,200,000, which was paid out to our members in December 2010.

The asset value of our property and equipment was lower at October 31, 2010 compared to October 31, 2009 as a result of an increase in accumulated depreciation.

Our current liabilities were 6.7% lower at October 31, 2010 compared to October 31, 2009.  This is primarily due to a reduction in the amount outstanding on derivative instruments.

Our long-term liabilities at October 31, 2010 were approximately $171,000 compared to approximately $370,000 at October 31, 2009, primarily as a result of our scheduled payments on these obligations.

Comparison of Fiscal Years Ended October 31, 2009 and 2008

	2009		2008
Income Statement Data	Amount	%	Amount	%
Revenues	$91,282,031	100.0	$99,393,373	100.0

Cost of Goods Sold(1)	$87,464,936	95.8	$104,343,467	105.0

Gross Profit (Loss)	$3,817,095	4.2	$(4,950,094)	(5.0)

Operating Expenses	$2,045,615	2.2	$2,916,170	2.9

Operating Income (Loss)	$1,771,480	2.0	$(7,866,264)	(7.9)

Other Income (Expense)	$(685,300)	(0.8)	$188,005	0.2

Net Income (Loss)	$1,086,180	1.2	$(7,678,259)	(7.7)

(1) 2008 includes a lower of cost or market adjustment of $1,947,000.

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

Our risk management plan involves the use of hedging transactions and futures contracts to fix our ethanol netback price and our corn costs and lock in a profitable margin.  In connection with this strategy, we enter into hedging transactions with respect to the ethanol we produce.  Realized gains and losses on hedging contracts impact the netback price we receive for our ethanol.  Decreased ethanol netbacks will decrease our revenue.  The effects of these hedging transactions can be volatile from period to period which influences our financial performance because we do not use hedge accounting and our outstanding derivatives are marked to market at the end of each fiscal quarter.  Realized and unrealized gains and losses related to our ethanol derivative instruments resulted in a decrease in our revenue of $270,169 for the fiscal year ended October 31, 2009 compared to a decrease of $7,281,662 for the same period of 2008.

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

Corn Oil

Corn oil represents a relatively new revenue source for Granite Falls.  Our 2009 fiscal year was the first fiscal year in which we produced and sold corn oil during each fiscal quarter.  Separating the corn oil from our distillers grains results in decreased revenue from our distillers grains due to the decrease in the total tons of distillers grains that we sell, thereby decreasing our distillers grains revenue.  However, our corn oil has a higher per ton value than our distillers grains.

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

During the middle of our 2008 fiscal year, commodities prices, including corn prices, increased significantly causing a peak at the end of June and early July 2008.  Following the peak, commodities prices fell sharply.  The record high corn prices we experienced during most of our 2008 fiscal year resulted in significantly higher cost of goods sold related to corn costs during our 2008 fiscal year.  Management believes that lower worldwide demand for commodities in 2009 resulted in lower commodities prices throughout our 2009 fiscal year.  This positively impacted the average price we paid per bushel of corn during our 2009 fiscal year compared to our 2008 fiscal year.

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

Hedging

Realized and unrealized gains and losses related to our corn, natural gas, and denaturant derivative instruments resulted in an increase of approximately $282,000 in our cost of goods sold for the fiscal year ended October 31, 2009 compared to a decrease of approximately $3,857,000 for the same period of 2008.  We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn, natural gas, and denaturant in cost of goods sold as the changes occur.  As corn, natural gas, and denaturant prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance.

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

Property, Plant and Equipment

Management’s estimate of the depreciable lives of property, plant, and equipment is based on the estimated useful lives. We review long-lived assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Impairment testing for assets requires various estimates and assumptions, including an allocation of cash flows to those assets and, if required, an estimate of the fair value of those assets. Given the significant assumptions required and the possibility that actual conditions will differ, we consider the assessment of the useful lives of property and equipment to be a critical accounting estimate.

Liquidity and Capital Resources

Operating Budget and Financing of Plant Operations

Based on financial forecasts performed by our management, we anticipate that we will have sufficient cash from our current credit facilities and cash from our operations to continue to operate the ethanol plant for the next 12 months.  We do not anticipate seeking additional equity or debt financing during our 2011 fiscal year.  However, should we experience unfavorable operating conditions in the future, we may have to secure additional debt or equity sources for working capital or other purposes.

As a result of the recent conditions in the ethanol market we have been able to repay the amount previously outstanding on our revolving line of credit.  This has allowed us greater liquidity and has increased the amount of funds that are available to us on our revolving line of credit.  However, should we once again experience unfavorable operating conditions in the ethanol industry that prevent us from profitably operating the ethanol plant, we may need to utilize our line of credit or seek other sources of liquidity.

The following table shows cash flows for the fiscal years ended October 31, 2010 and 2009:

	Year ended October 31,
	2010	2009
Net cash from operating activities	$14,079,296	$8,551,238
Net cash used for investing activities	(4,320,511)	(588,234)
Net cash used for financing activities	(4,811,066)	(2,284,271)

The following table shows cash flows for the fiscal years ended October 31, 2009 and 2008:

	Year ended October 31,
	2009	2008
Net cash from operating activities	$8,551,238	$1,586,770
Net cash used for investing activities	(588,234)	(769,110)
Net cash used for financing activities	(2,284,271)	(4,743,312)

Cash Flow From Operations

We experienced a significant increase in net cash from operating activities of approximately $7,000,000 during our fiscal year ended October 31, 2010 as compared to the same period of 2009.  This change in cash from our operating activities resulted primarily from a $7,000,000 positive swing in our net income for our 2010 fiscal year compared to our 2009 fiscal year.  During our 2010 fiscal year, our capital needs were being adequately met through cash from our operating activities and our credit facilities.

We also experienced a significant increase in net cash from operating activities of approximately $7,000,000 during our fiscal year ended October 31, 2009 as compared to the same period of 2008.  This change in cash from our operating activities resulted primarily from a $7,000,000 positive swing in our net income/loss for our 2009 fiscal year compared to our 2008 fiscal year.  During our 2009 fiscal year, our capital needs were being adequately met through cash from our operating activities and our credit facilities.

Cash Flow From Investing Activities

We experienced an increase in the cash we used for investing activities during our 2010 fiscal year compared to our 2009 fiscal year.  During our 2010 we purchased short term investments in the amount of $3,500,000.

We experienced a decrease in the cash we used for investing activities during our 2009 fiscal year compared to our 2008 fiscal year.  During our 2008 fiscal year we installed our corn oil extraction equipment at a cost of approximately $700,000.

Cash Flow From Financing Activities

We used significantly more cash for financing activities during our 2010 fiscal year compared to our 2009 fiscal year primarily as a result of a member distributions paid. This was offset by no payments on our revolving line of credit for 2010.

We used significantly less cash for financing activities during our 2009 fiscal year compared to our 2008 fiscal year primarily as a result of a decrease in our short and long term debt obligations and a decrease in distributions paid to our members.

Indebtedness

Short-Term Debt Sources

The Company has a Loan Agreement with the Bank. Under the Loan Agreement, the Company has a revolving line of credit with a maximum of $6,000,000 available and is secured by substantially all of the Company’s assets. The interest rate on the revolving line of credit is at 0.25 percentage points above the prime rate as reported by the Wall Street Journal, with a minimum rate of 5.0%. The interest rate on the revolving line of credit at October 31, 2010 and 2009 was 5.0%, the minimum rate under the terms of the agreement. At October 31, 2010 and 2009, the Company had no outstanding balance on this line of credit. The Company is required to maintain a savings account balance with the Bank totaling 10% of the maximum amount available on the line of credit to serve as collateral on this line of credit.  At both October 31, 2010 and 2009, this amount totaled $600,000 and is included in restricted cash.

The Company also has letters of credit totaling $462,853 with the bank as part of a credit requirement of Northern Natural Gas.  These letters of credit reduce the amount available under the revolving line of credit to approximately $5,537,000. On November 26, 2010, the outstanding balance of the letters of credit was reduced to $435,928 due to the reduction in the credit requirement.

Long-Term Debt Sources

We have paid off our term loans with First National Bank of Omaha (“FNBO”) and received a release of FNBO’s security interest in all of our tangible and intangible property, real and personal, which had served as collateral for our term loans.

Long-term debt consists of the following:

	October 31, 2010	October 31, 2009
Economic Development Authority (“EDA”) Loans:
City of Granite Fall / MIF	$232,431	$292,956
Western Minnesota RLF	—	71,423
Chippewa County	—	80,718
Total EDA Loan	232,431	445,097
Less: Current Maturities	(61,133)	(74,961)

Total Long-Term Debt	$171,298	$370,136

The estimated maturities of long term debt at October 31, 2010 are as follows:

2011	$61,133
2012	61,747
2013	62,366
2014	47,185
Total	$232,431

EDA Loans:

On February 1, 2006, the Company signed a Loan Agreement with the City of Granite Falls, MN (“EDA Loan Agreement”) for amounts to be borrowed from several state and regional economic development authorities. The original amounts are as follows:

City of Granite Falls / Minnesota Investment Fund (“MIF”):
Original Amount:	$500,000
Interest Rate:	1.00%
Principal and Interest Payments:	Semi-Annual
Maturity Date:	June 15, 2014

Western Minnesota Revolving Loan Fund (“RLF”) (Paid in full as of October 31, 2010):
Original Amount:	$100,000
Interest Rate:	5.00%
Principal and Interest Payments:	Semi-Annual
Original Maturity Date:	June 15, 2016

Chippewa County (Paid in full as of October 31, 2010):
Original Amount:	$100,000
Interest Rate:	3.00%
Principal and Interest Payments:	Semi-Annual
Original Maturity Date:	June 15, 2021

Amounts borrowed under the EDA Loan Agreements are secured by a second mortgage on all of the assets of the Company. On March 24, 2010, the RLF loan was paid in full and there were no prepayment penalties assessed. On September 17, 2010, the Chippewa County loan was paid in full and there were no prepayment penalties assessed.

Contractual Obligations

The following table provides information regarding the consolidated contractual obligations of the Company as of October 31, 2010:

		Less than	One to Three	Three to	Greater Than
	Total	One Year	Years	Five Years	Five Years
Long-Term Debt Obligations (1)	$237,106	$63,228	$126,457	$47,421	$—
Operating Lease Obligations (2)	7,240,305	1,617,564	3,191,208	2,385,033	46,500
Total Contractual Obligations	$7,477,411	$1,680,792	$3,317,665	$2,432,454	$46,500

(1)	Long-Term Debt Obligations include estimated interest and expected commitment fees recorded as interest on unused debt.
(2)	Operating lease obligations include the Company’s rail car lease (Note 8).

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of market fluctuations associated with interest rates and commodity prices as discussed below. We have no exposure to foreign currency risk as all of our business is conducted in U.S. Dollars. We use derivative financial instruments as part of an overall strategy to manage market risk. We use cash, futures and option contracts to hedge changes to the commodity prices of corn, natural gas and ethanol. We do not enter into these derivative financial instruments for trading or speculative purposes, nor do we designate these contracts as hedges for accounting purposes pursuant to the requirements of FASB ASC 815, Derivatives and Hedging.

Interest Rate Risk

We may be exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding a revolving line of credit which bears a variable interest rate.  At October 31, 2010, we had a zero balance outstanding on our revolving line of credit, however, we may borrow on this line of credit at any time which would expose us to interest rate market risk. The specifics of this note are discussed in greater detail in “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Short-Term and Long-Term Debt Sources.”

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

A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the fair value of our corn and natural gas prices and average ethanol price as of October 31, 2010, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements.  The volumes are based on our expected use and sale of these commodities for a one year period from October 31, 2010.  As of October 31, 2010, approximately 5.4% of our estimated corn usage, 22.6% of our anticipated natural gas usage and 10.9% of our ethanol sales over the next 12 months were subject to fixed price or index contracts where a price has been established with an exchange.  The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of 10/31/2009	Approximate Adverse Change to Income
Natural Gas	1,150,000	MMBTU	10%	$575,000
Ethanol	45,457,000	Gallons	10%	$10,230,000
Corn	17,000,000	Bushels	10%	$8,840,000

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

Financial Statements begin on page F-1.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Governors

Granite Falls Energy, LLC

Granite Falls, MN

We have audited the accompanying balance sheets of Granite Falls Energy, LLC as of October 31, 2010 and 2009 and the related statements of operations, changes in members’ equity, and cash flows for each of the three fiscal years in the period ended October 31, 2010.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Granite Falls Energy, LLC as of October 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three fiscal years in the period ended October 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ Boulay, Heutmaker, Zibell & Co. P.L.L.P.
Certified Public Accountants

Minneapolis, Minnesota
January 25, 2011

GRANITE FALLS ENERGY, LLC

Balance Sheets

	October 31,	October 31,
	2010	2009
ASSETS

Current Assets
Cash	$10,664,225	$5,716,506
Short-term investments	3,500,000	—
Restricted cash	901,500	1,110,673
Accounts receivable	3,164,209	3,340,018
Inventory	4,330,670	2,851,640
Derivative instruments	752,500	816,812
Prepaid expenses and other current assets	116,889	179,622
Total current assets	23,429,993	14,015,271

Property, Plant and Equipment
Land and improvements	3,496,697	3,496,697
Railroad improvements	4,121,148	4,121,148
Process equipment and tanks	59,897,350	59,585,019
Administration building	279,734	279,734
Office equipment	135,912	135,912
Rolling stock	558,633	558,633
Construction in progress	746,008	237,828
	69,235,482	68,414,971
Less accumulated depreciation	32,907,985	25,989,953
Net property, plant and equipment	36,327,497	42,425,018

Other Assets
Deferred financing costs, net of amortization	10,050	32,894

Total Assets	$59,767,540	$56,473,183

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities
Current portion of long-term debt	$61,133	$74,961
Accounts payable	1,305,062	1,529,688
Corn payable to FCE - related party	1,931,226	1,565,042
Derivative instruments	—	455,376
Accrued liabilities	435,939	379,010
Total current liabilities	3,733,360	4,004,077

Long-Term Debt, less current portion	171,298	370,136

Commitments and Contingencies

Members’ Equity, 30,656 units authorized, issued, and outstanding	55,862,882	52,098,970

Total Liabilities and Members’ Equity	$59,767,540	$56,473,183

Notes to Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC

Statements of Operations

	Fiscal Years Ended October 31,
	2010		2009	2008

Revenues	$95,289,452		$91,282,031	$99,393,373 *

Cost of Goods Sold	85,146,261	*	87,464,936 *	102,396,467 *
Lower of Cost or Market Adjustment	—		—	1,947,000

Gross Profit (Loss)	10,143,191		3,817,095	(4,950,094)

Operating Expenses	1,957,742		2,045,615	2,916,170

Operating Income (Loss)	8,185,449		1,771,480	(7,866,264)

Other Income (Expense)
Other income (expense)	89,890		(618,035)	290,507
Interest income	97,677		14,886	37,378
Interest expense	(10,704)		(82,151)	(139,880)
Total other income (expense), net	176,863		(685,300)	188,005

Net Income (Loss)	$8,362,312		$1,086,180	$(7,678,259)

Weighted Average Units Outstanding - Basic and Diluted	30,656		30,781	31,156

Net Income (Loss) Per Unit - Basic and Diluted	$272.78		$35.29	$(246.45)

Distributions Per Unit - Basic and Diluted	$150.00		$—	$—

*  Primarily related party

Notes to Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC

Statement of Changes in Members’ Equity

Balance - October 31, 2007	$59,191,049

Net loss for the year ended October 31, 2008	(7,678,259)

Balance - October 31, 2008	51,512,790

Repurchase of 500 membership units at $1,000 per unit, December 2008	(500,000)

Net income for the year ended October 31, 2009	1,086,180

Balance - October 31, 2009	52,098,970

Member distributions declared and paid	(4,598,400)

Net income for the year ended October 31, 2010	8,362,312

Balance - October 31, 2010	$55,862,882

Notes to Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC

Statements of Cash Flows

	Fiscal Years Ended October 31,
	2010	2009	2008

Cash Flows from Operating Activities:
Net income (loss)	$8,362,312	$1,086,180	$(7,678,259)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation and amortization	6,940,876	6,814,057	6,801,656
Change in fair value of derivative instruments	(1,889,836)	552,654	3,424,981
Changes in operating assets and liabilities:
Restricted cash	209,173	(460,673)	1,929,493
Derivative instruments	1,498,772	(345,268)	(4,240,841)
Accounts receivable	175,809	(49,564)	1,185,170
Inventory	(1,479,030)	1,023,684	(63,554)
Prepaid expenses and other current assets	62,733	(69,211)	1,110,956
Accounts payable	141,558	1,743,035	(1,028,317)
Due to broker	—	(238,581)	238,581
Accrued liabilities	56,929	(1,505,075)	(93,096)
Net Cash Provided by Operating Activities	14,079,296	8,551,238	1,586,770

Cash Flows from Investing Activities:
Purchase of short-term investments	(3,500,000)	—	—
Capital expenditures	(80,415)	(81,071)	(31,137)
Construction in process	(740,096)	(513,576)	(737,973)
Proceeds from sale of equipment	—	6,413	—
Net Cash Used in Investing Activities	(4,320,511)	(588,234)	(769,110)

Cash Flows from Financing Activities:
Proceeds (payments) on revolving line of credit	—	(2,560,500)	2,560,500
Payments on long-term debt	(212,666)	(73,771)	(72,612)
Restricted cash	—	350,000	(1,000,000)
Member distributions paid	(4,598,400)	—	(6,231,200)
Net Cash Used in Financing Activities	(4,811,066)	(2,284,271)	(4,743,312)

Net Increase (Decrease) in Cash	4,947,720	5,678,733	(3,925,652)

Cash — Beginning of Period	5,716,506	37,773	3,963,425

Cash — End of Period	$10,664,225	$5,716,506	$37,773

Supplemental Cash Flow Information

Cash paid during the period for:
Interest expense	$11,611	$72,955	$719,777

Supplemental Disclosure of Noncash Operating, Investing, and Financing Activities

Transfer of construction in process to fixed assets	$231,916	$368,305	$913,544
Accounts receivable offset by repurchase of membership units	$—	$500,000	$—

Notes to Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC

Notes to Financial Statements

October 31, 2010 and 2009

1.              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying audited financial statements of Granite Falls Energy, LLC have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As used in this report in Form 10-K, the “Company” represents Granite Falls Energy, LLC (“GFE”).

Nature of Business

Granite Falls Energy, LLC (“GFE” or the “Company”) is a Minnesota limited liability company currently producing fuel-grade ethanol, distillers grains, and crude corn oil near Granite Falls, Minnesota and selling these products throughout the continental United States. GFE’s plant has an approximate annual production capacity of 50 million gallons.

Fiscal Reporting Period

The Company has adopted a fiscal year ending October 31 for financial reporting purposes. The Company has adopted a calendar year ending December 31 for income tax reporting purposes.

Accounting Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles in the United States of America. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. The Company uses estimates and assumptions in accounting for the following significant matters, among others: collectability of accounts receivable, valuation of commodity derivatives and inventory, economic lives of property, plant, and equipment, and the assumptions used in the impairment analysis of long-lived assets. Actual results may differ from previously estimated amounts and such differences may be material to the financial statements. The Company periodically reviews estimates and assumptions, and the effects of revisions are reflected in the period in which the revision is made.

Cash and Short-Term Investments

The Company maintains its accounts primarily at two financial institutions, of which one is a member of the Company. Certificates of deposit with original maturities over three months are classified as short-term investments.  At October 31, 2010, interest rates on the Company’s certificates of deposits ranged from 0.75% to 1.65% and all had original maturities of six months. Any penalties for early withdrawal would not have a material effect on the financial statements. At times throughout the year, the Company’s cash and short-term investment balances may exceed amounts insured by the Federal Deposit Insurance Corporation. At October 31, 2010 and 2009 such uninsured funds approximated $11,143,000 and $5,759,000, respectively. The Company does not believe it is exposed to any significant credit risk on its cash balances.

Restricted Cash

The Company has restricted cash balances relating to its revolving line of credit agreement (discussed in Note 6) and its margin requirements with the Company’s commodity derivative broker based on open commodity contracts (discussed in Note 5).

Accounts Receivable

Credit terms are extended to customers in the normal course of business. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral.

GRANITE FALLS ENERGY, LLC

Notes to Financial Statements

October 31, 2010 and 2009

Accounts receivable are recorded at their estimated net realizable value. Accounts are considered past due if payment is not made on a timely basis in accordance with the Company’s credit terms. Accounts considered uncollectible are written off. The Company follows a policy of providing an allowance for doubtful accounts; however, based on historical experience, and its evaluation of the current status of receivables, the Company is of the belief that such accounts will be collectible in all material respects and thus an allowance was not necessary at October 31, 2010 or 2009.  It is at least possible this estimate will change in the future.

Inventory

Inventory is stated at the lower of cost or market. Cost for all inventories is determined using the first in first out method (FIFO). Market is based on current replacement values except that it does not exceed net realizable values and it is not less than net realizable values reduced by allowances from normal profit margin. Inventory consists of raw materials, work in process, finished goods, and spare parts. Corn is the primary raw material along with other raw materials. Finished goods consist of ethanol, distillers grains, and corn oil.

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

Deferred Financing Costs

Costs related to the Company’s debt financing discussed in Note 7 have been capitalized as incurred. The Company amortizes these costs over the term of the related debt using the effective interest method. Amortization expense totaled $22,844 for the year ended October 31, 2010, and $2,800 for each of the years ended October 31, 2009 and 2008.  As discussed in Note 7, the Company paid off two loans during fiscal 2010 and has expensed the remaining unamortized financing costs accordingly.

GRANITE FALLS ENERGY, LLC

Notes to Financial Statements

October 31, 2010 and 2009

Revenue Recognition

The Company generally sells ethanol and related products pursuant to marketing agreements. Revenues from the production of ethanol and the related products are recorded when the customer (generally the marketing companies as further discussed in Note 3 and 13) has taken title and assumed the risks and rewards of ownership, prices are fixed or determinable and collectability is reasonably assured. Ethanol and related products are generally shipped free on board (FOB) shipping point.  The Company believes there are no ethanol sales, during any given month, which should be considered contingent and recorded as deferred revenue.

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

Fair Value of Financial Instruments

On November 1, 2008, the Company adopted guidance for accounting for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis. On November 1, 2009, the Company adopted guidance for fair value measurement related to nonfinancial items that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis. The guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements).

The three levels of the fair value hierarchy are as follows:

•                  Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

•                  Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

•                  Level 3 inputs are unobservable inputs for the asset or liability.

The level in the fair value hierarchy within which a fair measurement in its entirety falls is based on the lowest level input that is significant to the fair value measurement in its entirety.

No events occurred during the years ended October 31, 2010 or 2009 that required adjustment to the recognized balances of assets or liabilities, which are recorded at fair value on a nonrecurring basis.

The carrying value of cash, short-term investments, restricted cash, accounts receivable, accounts payable and accrued liabilities approximates fair value due to the short maturity of these instruments. The fair value of long-term debt has been estimated using discounted cash flow analysis based upon the Company’s current incremental borrowing rates for similar types of financing arrangements. The fair value of outstanding debt will fluctuate with changes in applicable interest rates. Fair value will exceed carrying value when the current market interest rate is lower than the interest rate at which the debt was originally issued. The fair value of a company’s debt is a measure of

GRANITE FALLS ENERGY, LLC

Notes to Financial Statements

October 31, 2010 and 2009

its current value under present market conditions. It does not impact the financial statements under current accounting rules. The Company believes the carrying amount of the long-term debt approximates the fair value due.

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

The Company has adopted authoritative guidance related to “Derivatives and Hedging,” and has included the required enhanced quantitative and qualitative disclosure about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses from derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. See further discussion in Note 4.

Income Taxes

The Company is treated as a partnership for federal and state income tax purposes, and generally does not incur income taxes. Instead its earnings and losses are included in the income tax returns of its members. Therefore, no provision or liability for federal or state income taxes has been included in these financial statements. Primarily due to the Company’s tax status as a partnership, the Company had no significant uncertain tax positions as of October 31, 2010 or 2009.

Environmental Liabilities

The Company’s operations are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which it operates. These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its location. Accordingly, the Company has adopted policies, practices, and procedures in the areas of pollution control, occupational health, and the production, handling, storage, and use of hazardous materials to prevent material environmental or other damage, and to limit the financial liability,

GRANITE FALLS ENERGY, LLC

Notes to Financial Statements

October 31, 2010 and 2009

which could result from such events. Environmental liabilities are recorded when the liability is probable and the costs can be reasonable estimated. No expense has been recorded for the year’s ended October 31, 2010, 2009, or 2008.

Net Income (Loss) per Unit

Basic net income (loss) per unit is computed by dividing net income (loss) by the weighted average number of members’ units outstanding during the period. Diluted net income (loss) per unit is computed by dividing net income (loss) by the weighted average number of members’ units and members’ unit equivalents outstanding during the period. There were no member unit equivalents outstanding during the periods presented; accordingly, for all periods presented, the calculations of the Company’s basic and diluted net income (loss) per unit are the same.

Subsequent Events

The Company has evaluated subsequent events through January 21, 2011, the date which the financial statements were available to be issued.

2.              RISKS AND UNCERTAINTIES

The Company has certain risks and uncertainties that it experiences during volatile market conditions. These volatilities can have a severe impact on operations. The Company’s revenues are derived from the sale and distribution of ethanol and distillers grains to customers primarily located in the U.S.  Corn for the production process is supplied to our plant primarily from local agricultural producers and from purchases on the open market.  Ethanol sales average approximately 85% of total revenues and corn costs averaged 71% of cost of goods sold.

The Company’s operating and financial performance is largely driven by the prices at which they sell ethanol and the net expense of corn. The price of ethanol is influenced by factors such as supply and demand, the weather, government policies and programs, and unleaded gasoline prices and the petroleum markets as a whole. Excess ethanol supply in the market, in particular, puts downward pressure on the price of ethanol. Our largest cost of production is corn.  The cost of corn is generally impacted by factors such as supply and demand, the weather, government policies and programs. The Company follows a risk management program to protect against the price volatility of these commodities.

3.              CONCENTRATIONS

The Company has identified certain concentrations that are present in their business operations. The Company’s revenue from ethanol sales is derived from a single customer under an ethanol marketing agreement described in Note 13. Sales under that agreement account for approximately 85%, 82%, and 84% of the Company’s revenues, net of derivative activity, during fiscal 2010, 2009, and 2008, respectively. Accordingly, a significant portion of the Company’s receivables are regularly due from that same customer.

4.              INVENTORY

Inventories consist of the following:

	October 31, 2010	October 31, 2009
Raw materials	$1,549,762	$1,123,979
Spare parts	497,793	495,104
Work in process	827,299	542,312
Finished goods	1,455,816	690,245
Totals	$4,330,670	$2,851,640

The Company performs a lower of cost or market analysis on inventory to determine if the market values of certain inventories are less than their carrying value, which is attributable primarily to decreases in market prices of corn and

GRANITE FALLS ENERGY, LLC

Notes to Financial Statements

October 31, 2010 and 2009

ethanol. Based on the lower of cost or market analysis, the Company did not record a lower of cost or market charge on certain inventories for the years ended October 31, 2010 and 2009 and recorded approximately $1,947,000 for the year ended October 31, 2008.

5.              DERIVATIVE INSTRUMENTS

The Company from time-to-time enters into ethanol, corn, natural gas, and denaturant derivative instruments, which are required to be recorded as either assets or liabilities at fair value in the balance sheet.  Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the derivative instrument and the related change in value of the underlying hedged item and when the Company formally documents, designates, and assesses the effectiveness of transactions that receive hedge accounting initially and on an on-going basis. The Company must designate the hedging instruments based upon the exposure being hedged as a fair value hedge or a cash flow hedge. While the Company does not typically designate the derivative instruments that it enters into as hedging instruments because of the administrative costs associated with the related accounting, the Company believes that the derivative instruments represent an economic hedge. The Company does not enter into derivative transactions for trading purposes.

In order to reduce the risk caused by market fluctuations, the Company occasionally hedges its anticipated corn, natural gas, and denaturant purchases and ethanol sales by entering into options and futures contracts. These contracts are used with the intention to fix the purchase price of anticipated requirements of corn, natural gas, and denaturant in the Company’s ethanol production activities and the related sales price of ethanol. The fair value of these contracts is based on quoted prices in active exchange-traded or over-the-counter markets. Although the Company believes its commodity derivative positions are economic hedges, none have been formally designated as a hedge for accounting purposes and derivative positions are recorded on the balance sheet at their fair market value, with changes in fair value recognized in current period earnings or losses. Gains and losses from ethanol related derivative instruments, including unrealized changes in the fair value of these positions, are included in the results of operations and are classified as a component of revenue. Gains and losses from corn, natural gas, and denaturant derivative instruments, including unrealized changes in the fair value of these positions, are included in the results of operations and are classified as a component of costs of goods sold. The Company does not enter into financial instruments for trading or speculative purposes. The Company records withdrawals and payments against the trade equity of derivative instruments as a reduction or increase in the value of the derivative instruments

As of October 31, 2010, the total notional amount of the Company’s outstanding corn derivative instruments was approximately 1,005,000 bushels that were entered into to hedge forecasted corn purchases through November 2010. There may be offsetting positions that are not shown on a net basis that could lower the notional amount of positions outstanding as disclosed above.

The following tables provide details regarding the Company’s derivative instruments at October 31, 2010, none of which were designated as hedging instruments:

	Balance Sheet location	Assets	Liabilities

Corn contracts	Derivative instruments	$752,500	$—

Totals		$752,500	$—

In addition, as of October 31, 2010 the Company maintained approximately $301,500 of restricted cash related to margin requirements for the Company’s derivative instrument positions.

GRANITE FALLS ENERGY, LLC

Notes to Financial Statements

October 31, 2010 and 2009

The following tables provide details regarding the Company’s derivative instruments at October 31, 2009, none of which were designated as hedging instruments:

	Balance Sheet location	Assets	Liabilities

Ethanol contracts	Derivative instruments	$—	$(386,106)
Corn contracts	Derivative instruments	743,250	—
Natural gas contracts	Derivative instruments	—	(69,270)
Denaturant contracts	Derivative instruments	73,812	—

Totals		$816,812	$(455,376)

In addition, as of October 31, 2009 the Company maintained approximately $510,700 of restricted cash related to margin requirements for the Company’s derivative instrument positions.

The following tables provide details regarding the gains and (losses) from Company’s derivative instruments in statements of operations, none of which are designated as hedging instruments:

	Statement of	Years Ended October 31,
	Operations location	2010	2009	2008

Ethanol contracts	Revenue	$(343,448)	$(270,169)	$(7,281,662)
Corn contracts	Cost of goods sold	2,339,286	(190,425)	4,128,751
Natural gas contracts	Cost of goods sold	(113,710)	(274,914)	(272,070)
Denaturant contracts	Cost of goods sold	7,708	182,854	—

Total gain (loss)		$1,889,836	$(556,654)	$(3,424,981)

6.              REVOLVING LINE OF CREDIT

The Company has a Loan Agreement with a bank. Under the Loan Agreement, the Company had a revolving line of credit with a maximum of $6,000,000 available and is secured by substantially all of the Company’s assets. The interest rate on the revolving line of credit is at 0.25 percentage points above the prime rate as reported by the Wall Street Journal, with a minimum rate of 5.0%. The interest rate on the revolving line of credit at October 31, 2010 and 2009 was 5.0%, the minimum rate under the terms of the agreement. At October 31, 2010 and 2009, the Company had no outstanding balance on this line of credit. The Company is required to maintain a savings account balance with the Bank totaling 10% of the maximum amount available on the line of credit to serve as collateral on this line of credit.  At both October 31, 2010 and 2009, this amount totaled $600,000 and is included in restricted cash.

The Company also has letters of credit totaling $462,853 with the bank as part of a credit requirement of Northern Natural Gas.  These letters of credit reduce the amount available under the revolving line of credit to approximately $5,537,000. On November 26, 2010, the outstanding balance of the letters of credit was reduced to $435,928 due to the reduction in the credit requirement.

GRANITE FALLS ENERGY, LLC

Notes to Financial Statements

October 31, 2010 and 2009

7.  LONG-TERM DEBT

Long-term debt consists of the following:

	October 31, 2010	October 31, 2009
Economic Development Authority (“EDA”) Loans:
City of Granite Fall / MIF	$232,431	$292,956
Western Minnesota RLF	—	71,423
Chippewa County	—	80,718
Total EDA Loan	232,431	445,097
Less: Current Maturities	(61,133)	(74,961)

Total Long-Term Debt	$171,298	$370,136

The estimated maturities of long term debt at October 31, 2010 are as follows:

2011	$61,133
2012	61,747
2013	62,366
2014	47,185
Total	$232,431

EDA Loans:

On February 1, 2006, the Company signed a Loan Agreement with the City of Granite Falls, MN (“EDA Loan Agreement”) for amounts to be borrowed from several state and regional economic development authorities. The original amounts are as follows:

City of Granite Falls / Minnesota Investment Fund (“MIF”):
Original Amount:	$500,000
Interest Rate:	1.00%
Principal and Interest Payments:	Semi-Annual
Maturity Date:	June 15, 2014

Western Minnesota Revolving Loan Fund (“RLF”) (Paid in full as of October 31, 2010):
Original Amount:	$100,000
Interest Rate:	5.00%
Principal and Interest Payments:	Semi-Annual
Original Maturity Date:	June 15, 2016

Chippewa County (Paid in full as of October 31, 2010):
Original Amount:	$100,000
Interest Rate:	3.00%
Principal and Interest Payments:	Semi-Annual
Original Maturity Date:	June 15, 2021

Amounts borrowed under the EDA Loan Agreements are secured by a second mortgage on all of the assets of the Company. On March 24, 2010, the RLF loan was paid in full and there were no prepayment penalties assessed. On September 17, 2010, the Chippewa County loan was paid in full and there were no prepayment penalties assessed.

GRANITE FALLS ENERGY, LLC

Notes to Financial Statements

October 31, 2010 and 2009

8. LEASES

On October 3, 2005, the Company signed a lease agreement with Trinity Industries Leasing Company (“Trinity”) for 75 hopper cars to assist us with the transport of distiller’s grains by rail. The lease is for a five-year period once the cars have been delivered and inspected in Granite Falls, MN. Based on final manufacturing and interest costs, the Company will pay Trinity $673 per month plus $0.03 per mile traveled in excess of 36,000 miles per year.  On November 24, 2010 the lease was amended to an additional 60 months and a monthly charge per car of $620  Rent expense for these leases was approximately $604,000, $604,000, $597,000 for the years ended October 31, 2010, 2009, and 2008, respectively.

In February 2009, the Company assumed three rail car leases for the transportation of the Company’s ethanol. The rail car lease payments are due monthly in the aggregate amount of approximately $89,000.

At October 31, 2010 the Company had the following minimum commitments, which at inception had non-cancelable terms of more than one year:

Periods Ending October 31,

2011	$1,617,564
2012	1,617,564
2013	1,573,644
2014	1,329,114
2015	1,055,919
Thereafter	46,500
Total minimum lease commitments	$7,240,305

9. FAIR VALUE

The Company obtains fair value measurements from an independent pricing service for commodity derivative contracts.  The fair value measurements consider observable data that may include dealer quotes and live trading levels from the Chicago Board of Trade and New York Mercantile Exchange markets.

The following table provides information on those derivative assets measured at fair value on a recurring basis at October 31, 2010:

			Fair Value Measurement Using
	Carrying Amount in Balance Sheet October 31, 2010	Fair Value October 31, 2010	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial Assets:
Derivative Instruments	$752,500	$752,500	$752,500	$—	$—

GRANITE FALLS ENERGY, LLC

Notes to Financial Statements

October 31, 2010 and 2009

The following table provides information on those derivative assets and liabilities measured at fair value on a recurring basis at October 31, 2009:

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

10. MEMBERS’ EQUITY

The Company has one class of membership units. The units have no par value and have identical rights, obligations and privileges.  Income and losses are allocated to all members based upon their respective percentage of units held.  As of October 31, 2010, 2009 and 2008, the Company had 30,656, 30,656 and 31,156 membership units issued and outstanding, respectively.

In December 2008, the Company redeemed 500 membership units totaling $500,000 from its former ethanol marketer (discussed further in Note 13).

There were no distributions declared during the fiscal year ended October 31, 2009 or 2008.

On November 19, 2009, the Board of Governors declared a cash distribution of $150 per unit or $4,598,400 for unit holders of record as of November 19, 2009. The distribution was paid on December 16, 2009.

Subsequent to the Company’s fiscal year end, the Board of Governors declared a cash distribution of $300 per unit or $9,196,800 for unit holders of record as of November 23, 2010.  The distribution was paid on December 15, 2010.

11.  EMPLOYEE BENEFIT PLANS

The Company has a defined contribution plan available to all of its qualified employees. The Company contributes a match of 50% of the participant’s salary deferral up to a maximum of 3% of the employee’s salary.  Company contributions totaled approximately $44,000, $41,000, and $42,000 for the years ended October 31, 2010, 2009, and 2008, respectively.

GRANITE FALLS ENERGY, LLC

Notes to Financial Statements

October 31, 2010 and 2009

12. INCOME TAXES

The differences between the financial statement basis and tax basis of assets are based on the following:

	October 31, 2010	October 31, 2009
	(estimate)
Financial statement basis of assets	$59,767,540	$56,473,183
Organization & start-up costs capitalized for tax purposes, net	893,886	1,085,919
Tax depreciation greater than book depreciation	(24,936,468)	(25,352,534)
Unrealized derivatives gains	(752,500)	(361,436)
Capitalized inventory	12,200	20,852

Income tax basis of assets	$34,984,658	$31,865,984

There were no differences between the financial statement basis and tax basis of the Company’s liabilities.

13. COMMITMENTS AND CONTINGENCIES

Corn Storage and Grain Handling Agreement and Purchase Commitments

The Company has a corn storage and grain handling agreement with Farmers Cooperative Elevator (FCE), a member. Under the agreement, the Company agrees to purchase all of the corn needed for the operation of the plant FCE. The price of the corn purchased will be the bid price FCE establishes for the plant plus a set fee of per bushel. At October 31, 2010, the Company did not have any open forward price corn purchase commitments with FCE. The Company purchased approximately $63,089,000 of corn from the member during fiscal 2010, of which approximately $1,931,000 is included in corn payable at October 31, 2010. The Company purchased approximately $60,390,000 of corn from the member during fiscal 2009, of which $1,565,000 is included in corn payable at October 31, 2009. The Company purchased approximately $78,415,000 of corn from the member during fiscal 2008.

Ethanol Marketing Agreement

Granite Falls currently has an Ethanol Marketing Agreement (“Eco Agreement”) with Eco-Energy, Inc. (“Eco-Energy”). Pursuant to the Eco Agreement, Eco-Energy agrees to purchase the entire ethanol output of GFE’s ethanol plant and to arrange for the transportation of ethanol; however, GFE is responsible for securing all of the rail cars necessary for the transport of ethanol by rail. GFE will pay Eco-Energy a certain percentage of the FOB plant price in consideration of Eco-Energy’s services. The contract had an initial term of one year, and will continue to remain in effect until terminated by either party at its unqualified option, by providing written notice of not less than 90 days to the other party.

The Company initially entered into an Ethanol Marketing Agreement with Aventine Renewable Energy, Inc, (“Aventine”) who was also a member, whereby they would purchase all of the Company’s ethanol production. During fiscal 2008, the Company had 91% of its revenue from Aventine.

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

GRANITE FALLS ENERGY, LLC

Notes to Financial Statements

October 31, 2010 and 2009

Ethanol marketing fees and commissions (as part of the above marketing agreements) totaled approximately $825,000, $622,000, and 680,000 for the years ended October 31, 2010, 2009 and 2008 respectively, and are included net within revenues.

Ethanol Contracts

At October 31, 2010, the Company had forward contracts to sell approximately $12,250,000 of ethanol for various delivery periods from November 2010 through December 2010.

Distillers Grain Marketing Agreement

During fiscal 2010, the Company had a marketing agreement with a related company, CHS, Inc., for the purpose of marketing and selling all the distillers grains the Company elected to ship by rail from the plant.  The initial term of the agreement was one year, but the agreement was to remain in effect until terminated by either party at its unqualified option, by providing written notice of not less than 90 days to the other party. In June 2010 the Company signed an amendment to our Distillers Grain Marketing Agreement with CHS.  Prior to signing the amendment, we independently marketed a portion of our distillers grains to local markets. On June 1, 2010 CHS began marketing all of our distillers grains except for certain distillers grains that are sold through Montevideo Intermodal. Under that agreement, CHS marketed approximately 95% of the Company’s distillers grains on a regular basis, and the balance was sold though Montevideo Intermodal or as Modified Wet Distillers. Distillers grain commissions totaled approximately $210,000, $160,000 and $125,000 for the years ended October 31, 2010, 2009 and 2008 respectively, and are included net within revenues.

On October 29, 2010, the Company served a 90 day termination notice to CHS in accordance with the Marketing Agreement with an effective date of January 29, 2011.  In December 2010, the Company entered into a new Marketing Agreement with RPMG, an unrelated party, for the purpose of marketing and selling all distillers grains produced by the Company. The contract commences on February 1, 2011.

At October 31, 2010, the Company had forward contracts to sell approximately $1,153,000 of distillers grains for various delivery periods from November 2010 through June 2011.

Natural Gas Contracts

At October 31, 2010, the Company had forward contracts to purchase $1,842,000 of natural gas at prices with delivery periods from November 2010 through March 2011.

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

Construction Management and Operations Management Agreement

On August 1, 2008, the Company and Glacial Lakes Energy, LLC (“GLE”) executed a settlement agreement and mutual release related to the dispute with GLE over the termination of the Operating and Management Agreement. The Company has agreed to pay GLE a contingent amount of 2% of net income of the Company, as defined per the agreement, for each of the fiscal years ending October 31, 2009 and 2008 and 1.5% of net income of the Company, as

GRANITE FALLS ENERGY, LLC

Notes to Financial Statements

October 31, 2010 and 2009

defined per the agreement, for the fiscal year ending October 31, 2010. As of October 31, 2010 and 2009, the Company has accrued approximately $121,000 and $14,000, respectively, for the contingent amounts due under this agreement.

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

15.  QUARTERLY FINANCIAL DATA (UNAUDITED)

Summary quarterly results are as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year ended October 31, 2010
Revenues	$23,424,562	$22,237,999	$23,632,382	$25,994,509
Gross profit	2,346,940	1,730,098	1,386,818	4,679,335
Operating income	1,837,999	1,267,328	919,429	4,160,693
Net income	1,927,176	1,298,247	939,019	4,197,870
Basic and diluted earnings per unit	62.86	42.35	30.63	136.94

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year ended October 31, 2009
Revenues	$20,782,742	$21,529,863	$25,829,076	$23,140,350
Gross profit (loss)	(289,074)	(559,732)	1,929,793	2,736,655
Operating income (loss)	(810,049)	(1,078,241)	1,395,798	2,263,972
Net income (loss)	(1,506,486)	(1,071,243)	1,395,123	2,268,786
Basic and diluted earnings (loss) per unit	(48.36)	(34.94)	45.51	74.01

The above quarterly financial data is unaudited, but in the opinion of management, all adjustments necessary for a fair presentation of the selected data for these periods presented have been included.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (the principal executive officer), Tracey Olson, along with our Chief Financial Officer (the principal financial and accounting officer), Stacie Schuler, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of October 31, 2010.  Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures were not effective, as described below, to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act  is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and overall control environment.  Based on this evaluation and the material weakness described below, management has concluded that the Company’s internal control over financial reporting was not effective as of October 31, 2010.

In connection with the preparation of our financial statements for the year ended October 31, 2010, a material weakness in internal control was discovered relating to an insufficient segregation of duties in our accounting functions.  During the year ended October 31, 2010, a significant account reconciliation did not include a second level of review and due to an error in the spreadsheet used for the reconciliation, a material adjustment was required to our financial statements.  The lack of review over the significant account reconciliations could likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile elements of the financial statements and related disclosures as filed with the Securities and Exchange Commission.

Granite Falls Energy, LLC is continuing to work on the implementation of a remediation plan for this material weakness.  As a result of the discovery of the aforementioned material weakness, the Company has implemented procedures to require a second level of review of all material account reconciliations. Management has implemented this procedure during the first quarter of fiscal year 2011.  However, the material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

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

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the fourth quarter of our 2010 fiscal year, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

Pursuant to General Instruction G(3), we omit Part III, Items 10, 11, 12, 13 and 14 and incorporate such items by reference to an amendment to this Annual Report on Form 10-K or to a definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Annual Report (October 31, 2010).

ITEM 10.  GOVERNORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The Information required by this Item is incorporated by reference to the 2011 Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION.

The Information required by this Item is incorporated by reference to the 2011 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MEMBER MATTERS.

The Information required by this Item is incorporated by reference to the 2011 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND GOVERNOR INDEPENDENCE.

The Information required by this Item is incorporated by reference to the 2011 Proxy Statement.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The Information required by this Item is incorporated by reference to the 2011 Proxy Statement.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibits Filed as Part of this Report and Exhibits Incorporated by Reference.

The following exhibits and financial statements are filed as part of, or are incorporated by reference into, this report:

(1)                                   Financial Statements

The financial statements appear beginning at page F-1 of this report.

(2)                                   Financial Statement Schedules

All supplemental schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

(3)                                   Exhibits

Exhibit No.	Exhibit	Filed Herewith	Incorporated by Reference
2.1	Plan of merger between GS Acquisition, Inc. and Gopher State Ethanol, LLC dated April 13, 2006.		Exhibit 2.1 to the registrant’s Form 10-QSB filed with the Commission on June 12, 2006.

3.1	Articles of Organization of the registrant.		Exhibit 3.1 to the registrant’s Form 10-QSB filed with the Commission on August 15, 2005.

3.2	Second Amendment to the Fifth Amended and Restated Operating and Member Control Agreement of the Company.		Exhibit 3.2 to the registrant’s Form 10-QSB filed with the Commission on September 14, 2006.

4.1	Form of Membership Unit Certificate.		Exhibit 4.1 to the registrant’s 1st amendment to the registration statement on Form SB-2 (Commission File 333-99065).

10.1	Corn Storage and Delivery Agreement and Pre-Closing Memorandum dated October 6, 2003		Exhibit 10.2 to the registrant’s Form 10-QSB filed with the Commission on November 14, 2003.

between the Company and Farmers Cooperative Elevator Company.

10.2	Debt financing commitment from First National Bank of Omaha.	Exhibit 10.7 to the registrant’s post effective amendment No. 3 to the registration statement on Form SB-2 (Commission File 333-112567).

10.3	Fagen, Inc. qualifying bridge loan documents.	Exhibit 10.8 to the registrant’s post effective amendment No. 3 to the registration statement on Form SB-2 (Commission File 333-112567).

10.4	Glacial Lakes Energy, LLC qualifying bridge loan documents.	Exhibit 10.9 to the registrant’s post effective amendment No. 3 to the registration statement on Form SB-2 (Commission File 333-112567).

10.5	Grain Procurement Agreement with Farmers Cooperative Elevator Company.	Exhibit 10.2 to the registrant’s Form 10-QSB filed with the Commission on November 15, 2004.

10.6	Operating and Management Agreement with Glacial Lakes Energy, LLC.	Exhibit 10.4 to the registrant’s Form 10-QSB filed with the Commission on November 15, 2004.

10.7	Consulting Agreement with Glacial Lakes Energy, LLC.	Exhibit 10.5 to the registrant’s Form 10-QSB filed with the Commission on November 15, 2004.

10.8	Rail Construction Agreement with MGA Railroad Construction, Inc. dated October 30, 2004.	Exhibit 10.12 to the registrant’s Form 10-QSB filed with the Commission on November 15, 2004.

10.9	Design Build Agreement dated August 31, 2004 with Fagen, Inc.	Exhibit 10.10 to the registrant’s Form 10-KSB filed with the Commission on March 31, 2005.

10.10	Ethanol Marketing Agreement dated August 31, 2004 with Aventine Renewable Energy, Inc.+	Exhibit 10.11 to the registrant’s Form 10-KSB filed with the Commission on March 31, 2005.

10.11	Electric Service Agreement dated August, 2004 with Minnesota Valley Cooperative Light and Power.	Exhibit 10.13 to the registrant’s Form 10-KSB filed with the Commission on March 31, 2005.

10.12	Loan Agreement with First National Bank of Omaha.	Exhibit 10.14 to the registrant’s Form 10-KSB filed with the Commission on March 31, 2005.

10.13	Distiller’s Grain Marketing Agreement with Commodity Specialists Company.	Exhibit 10.15 to the registrant’s Form 10-KSB filed with the Commission on March 31, 2005.

10.14	Trinity Rail Proposal for Rail Cars.	Exhibit 10.16 to the registrant’s Form 10-KSB filed with the Commission on March 31, 2005.

10.15	Job Opportunity Building Zone Business Subsidy Agreement.	Exhibit 10.17 to the registrant’s Form 10-KSB filed with the Commission on March 31, 2005.

10.16	Agreement Regarding Plan of Reorganization between Gopher State Ethanol, LLC and Granite Falls Energy, LLC dated May 3, 2005.	Exhibit 10.1 to the registrant’s Form 10-QSB filed with the Commission on May 16, 2005.

10.17	Lease agreement between Granite Falls Energy, LLC and GS Acquisition, Inc. dated April 13, 2006.	Exhibit 10.1 to the registrant’s Form 10-QSB filed with the Commission on June 12, 2006.

10.18	Loan agreement between the City of Granite Falls, MN and Granite Falls Energy, LLC dated February 1, 2006.		Exhibit 10.2 to the registrant’s Form 10-QSB filed with the Commission on June 12, 2006.

10.19	Promissory note to the City of Granite Falls, MN dated February 1, 2006.		Exhibit 10.3 to the registrant’s Form 10-QSB filed with the Commission on June 12, 2006.

10.20	Statutory mortgage in favor of the City of Granite Falls, MN dated February 1, 2006.		Exhibit 10.4 to the registrant’s Form 10-QSB filed with the Commission on June 12, 2006.

10.21	Joint powers and participation agreement dated February 1, 2006.		Exhibit 10.5 to the registrant’s Form 10-QSB filed with the Commission on June 12, 2006.

10.22	Termination of development agreement dated February 1, 2006.		Exhibit 10.6 to the registrant’s Form 10-QSB filed with the Commission on June 12, 2006.

10.23	Lease Termination Agreement dated October 10, 2006, between Granite Falls Energy, LLC and Gopher State Ethanol, LLC.		Exhibit 99.1 to the registrant’s Form 8-K filed with the Commission on October 13, 2006.

10.24	Pipeline Construction Agreement with Wagner Construction dated August 16, 2006.		Exhibit 10.18 to the registrant’s Form 10-KSB filed with the Commission on January 29, 2007.

10.25	Pump Station Construction Contract with Rice Lake Construction Group dated August 16, 2006.		Exhibit 10.19 to the registrant’s Form 10-KSB filed with the Commission on January 29, 2007.

10.26	Consent to Assignment and Assumption of Marketing Agreement dated August 23, 2007.		Exhibit 10.1 to the registrant’s Form 10-QSB filed with the Commission on September 13, 2007.

10.27	Ethanol Marketing Agreement with Eco-Energy, Inc. dated December 24, 3008. +		Exhibit 10.1 to the registrant’s Form 10-K filed with the Commission on January 27, 2009.

10.28	Corn Oil Marketing Agreement between the registrant and Renewable Products Marketing Group, LLC dated April 29, 2010. +		Exhibit 10.1 to the registrant’s Form 10-Q filed with the Commission on June 14, 2010.

10.29	Amendment to Distiller’s Grain Marketing Agreement between the registrant and CHS, Inc. dated June 7, 2010.		Exhibit 10.2 to the registrant’s Form 10-Q filed with the Commission on June 14, 2010.

10.30	Amended Employment Contract between Granite Falls Energy, LLC and Tracey Olson dated November 22, 2010.	X

10.31	Distillers Grains Marketing Agreement between RPMG, Inc. and Granite Falls Energy, LLC dated December 10, 2010.+	X

14.1	Code of Ethics		Exhibit 14.1 to the registrant’s 10-KSB filed with the Commission on March 30, 2004.

31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)	X

31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)	X

32.1	Certificate Pursuant to 18 U.S.C. Section 1350	X

32.2	Certificate Pursuant to 18 U.S.C. Section 1350	X

(+) Confidential Treatment Requested.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRANITE FALLS ENERGY, LLC

Date:	January 25, 2011	/s/ Tracey Olson
Tracey Olson
Chief Executive Officer and General Manager
(Principal Executive Officer)

Date:	January 25, 2011	/s/ Stacie Schuler
Stacie Schuler
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	January 25, 2011	/s/ Tracey Olson
Tracey Olson
Chief Executive Officer and General Manager
(Principal Executive Officer)

Date:	January 25, 2011	/s/ Stacie Schuler
Stacie Schuler
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	January 25, 2011	/s/ Paul Enstad
Paul Enstad, Governor and Chairman

Date:	January 25, 2011	/s/ Ken Berg
Ken L. Berg, Governor and Vice Chairman

Date:	January 25, 2011	/s/ Dean Buesing
Dean Buesing, Governor

Date:	January 25, 2011	/s/ Julie Oftedahl-Volstad
Julie Oftedahl-Volstad, Governor and Secretary

Date:	January 25, 2011	/s/ Rodney R. Wilkison
Rodney R. Wilkison, Governor

Date:
Steven Core, Governor

Date:	January 25, 2011	/s/ Myron Peterson
Myron Peterson, Governor

Date:	January 25, 2011	/s/ Shannon Johnson
Shannon Johnson, Governor

Date:	January 25, 2011	/s/ Dennis E. Thompson
Dennis E. Thompson, Governor