Form 10-Q
period 2011-01-31
Granite Falls Energy, LLC
filed 2011-03-16
CIK 1181749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly report ended January 31, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of March 16, 2011 there were 30,656 membership units outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

GRANITE FALLS ENERGY, LLC

Condensed Balance Sheets

	January 31,	October 31,
	2011	2010
	(Unaudited)

ASSETS

Current Assets
Cash	$6,982,199	$10,664,225
Short-term investments	—	3,500,000
Restricted cash	993,012	901,500
Accounts receivable	3,348,679	3,164,209
Inventory	4,729,282	4,330,670
Commodity derivative instruments	664,838	752,500
Prepaid expenses and other current assets	295,797	116,889
Total current assets	17,013,807	23,429,993

Property, Plant and Equipment
Land and improvements	3,496,697	3,496,697
Railroad improvements	4,121,148	4,121,148
Process equipment and tanks	60,676,844	59,897,350
Administration building	279,734	279,734
Office equipment	154,072	135,912
Rolling stock	642,908	558,633
Construction in progress	1,409,363	746,008
	70,780,766	69,235,482
Less accumulated depreciation	33,866,450	32,907,985
Net property, plant and equipment	36,914,316	36,327,497

Other Assets
Deferred financing costs, net of amortization	9,422	10,050

Total Assets	$53,937,545	$59,767,540

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities
Current portion of long-term debt	$61,286	$61,133
Accounts payable	1,393,930	1,305,062
Corn payable to FCE - related party	2,018,240	1,931,226
Accrued liabilities	630,492	435,939
Total current liabilities	4,103,948	3,733,360

Long-Term Debt, less current portion	155,919	171,298

Commitments and Contingencies

Members’ Equity, 30,656 units authorized, issued, and outstanding	49,677,678	55,862,882

Total Liabilities and Members’ Equity	$53,937,545	$59,767,540

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC

Condensed Statements of Operations

	Three Months	Three Months
	Ended	Ended
	January 31,	January 31,
	2011	2010
	(Unaudited)	(Unaudited)

Revenues	$30,716,346	$23,424,562

Cost of Goods Sold - primarily related party	27,182,613	21,077,622

Gross Profit	3,533,733	2,346,940

Operating Expenses	558,121	508,941

Operating Income	2,975,612	1,837,999

Other Income (Expense)
Other income, net	450	81,954
Interest income	40,993	14,293
Interest expense	(5,459)	(7,069)
Total other income, net	35,984	89,178

Net Income	$3,011,596	$1,927,177

Weighted Average Units Outstanding - Basic and Diluted	30,656	30,656

Net Income Per Unit - Basic and Diluted	$98.24	$62.86

Distributions Per Unit - Basic and Diluted	$300.00	$150.00

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC

Statements of Cash Flows

	Three Months	Three Months
	Ended January 31,	Ended January 31,
	2011	2010
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net income	$3,011,596	$1,927,176
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	959,093	1,735,711
Change in fair value of derivative instruments	(869,655)	368,249
Changes in assets and liabilities:
Restricted cash	(91,512)	147,423
Derivative instruments	957,317	449,826
Accounts receivable	(184,470)	1,045,240
Inventory	(398,612)	(1,065,844)
Prepaid expenses and other current assets	(178,908)	(262,972)
Accounts payable	175,882	(198,809)
Accrued liabilities	194,553	202,823
Net Cash Provided by Operating Activities	3,575,284	4,348,823

Cash Flows from Investing Activities:
Proceeds from maturity of short-term investments	3,500,000	—
Payments for capital expenditures	(102,435)	(17,319)
Payments for construction in process	(1,442,849)	—
Net Cash Provided by (Used in) Investing Activities	1,954,716	(17,319)

Cash Flows from Financing Activities:
Payments on long-term debt	(15,226)	(22,218)
Member distributions paid	(9,196,800)	(4,598,400)
Net Cash Used in Financing Activities	(9,212,026)	(4,620,618)

Net Decrease in Cash	(3,682,026)	(289,114)

Cash – Beginning of Period	10,664,225	5,716,506

Cash – End of Period	$6,982,199	$5,427,392

Supplemental Cash Flow Information

Cash paid during the period for:
Interest expense	$5,441	$8,578

Supplemental Disclosure of Noncash Investing, Operating and Financing Activities

Transfer of construction in process to fixed assets	$779,494	$215,260

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC

Notes to Unaudited Condensed Financial Statements

January 31, 2011

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed balance sheet as of October 31, 2010 is derived from audited financial statements. The unaudited interim condensed financial statements of Granite Falls Energy, LLC (the “Company”) reflect all adjustments consisting only of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of financial position and results of operations and cash flows. The results for the three month period ended January 31, 2011 are not necessarily indicative of the results that may be expected for a full fiscal year. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) are condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), although the Company believes that the disclosures made are adequate to make the information not misleading. These condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in its annual report for the year ended October 31, 2010 filed on Form 10-K with the SEC.

Nature of Business

Granite Falls Energy, LLC (“GFE” or the “Company”) is a Minnesota limited liability company currently producing fuel-grade ethanol, distillers grains, and crude corn oil near Granite Falls, Minnesota and sells these products throughout the continental United States. GFE’s plant has an approximate annual production capacity of 55 million gallons. However, until recently the plant was only permitted to produce 49.9 million gallons of undenatured ethanol on a twelve month rolling sum basis.  During the first quarter of fiscal 2011, the Company obtained an amendment to its environmental permits allowing the Company to produce up to 70 million gallons of undenatured ethanol on a twelve month rolling sum basis.

Accounting Estimates

Management uses estimates and assumptions in preparing these condensed financial statements in accordance with generally accepted accounting principles in the United States of America. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. The Company uses estimates and assumptions in accounting for the following significant matters, among others: realizability of accounts receivable, valuation of commodity derivatives and inventory, the economic lives of property, plant, and equipment, and the assumptions used in the impairment analysis of long-lived assets. Actual results may differ from previously estimated amounts, and such differences may be material to our condensed financial statements. The Company periodically reviews estimates and assumptions, and the effects of revisions are reflected in the period in which the revision is made.

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

In accordance with the Company’s agreements for the marketing and sale of ethanol and related products, marketing fees and commissions due to the marketers are deducted from the gross sales price as earned. These fees and commissions are recorded net of revenues, as they do not provide an identifiable benefit that is sufficiently separable from the sale of ethanol and related products. Shipping costs paid by the Company to the marketer in the sale of ethanol are not specifically identifiable and, as a result, are recorded based on the net selling price reported to the Company from the marketer. Shipping costs incurred by the Company in the sale of distillers grains and corn oil are included in cost of goods sold.

GRANITE FALLS ENERGY, LLC

Notes to Unaudited Condensed Financial Statements

January 31, 2011

Derivative Instruments

From time to time the Company enters into derivative transactions to hedge its exposure to commodity price fluctuations. The Company is required to record these derivatives in the balance sheet at fair value.

In order for a derivative to qualify as a hedge, specific criteria must be met and appropriate documentation maintained. Gains and losses from derivatives that do not qualify as hedges, or are undesignated, must be recognized immediately in earnings.  If the derivative does qualify as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will be either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. Changes in the fair value of undesignated derivatives are recorded in earnings.

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

2.  RISKS AND UNCERTAINTIES

The Company has certain risks and uncertainties that it experiences during volatile market conditions. These volatilities can have a severe impact on operations.  The Company’s revenues are derived from the sale and distribution of ethanol, distillers grains, and corn oil to customers primarily located in the U.S.  Corn for the production process is supplied to our plant primarily from local agricultural producers and from purchases on the open market.  Ethanol sales typically average 80-85% of total revenues and corn costs typically average 70-80% of cost of goods sold.

The Company’s operating and financial performance is largely driven by the prices at which it sells ethanol and the net expense of its corn. The price of ethanol is influenced by factors such as supply and demand, the weather, government policies and programs, and unleaded gasoline prices and the petroleum markets as a whole. Excess ethanol supply in the market, in particular, puts downward pressure on the price of ethanol. Our largest cost of production is corn.  The cost of corn is generally impacted by factors such as supply and demand, the weather, government policies and programs, and our risk management program used to protect against the price volatility of these commodities.

GRANITE FALLS ENERGY, LLC

Notes to Unaudited Condensed Financial Statements

January 31, 2011

3.  INVENTORY

Inventories consist of the following:

	January 31, 2011	October 31, 2010
Raw materials	$1,584,097	$1,549,762
Spare parts	508,547	497,793
Work in process	905,730	827,299
Finished goods	1,730,904	1,455,816
Totals	$4,729,282	$4,330,670

The Company performs a lower of cost or market analysis on inventory to determine if the market values of certain inventories are less than their carrying value, which is attributable primarily to decreases in market prices of corn and ethanol.

4.  DERIVATIVE INSTRUMENTS

As of January 31, 2011, the total notional amount of the Company’s outstanding corn derivative instruments was approximately 1,295,000 bushels that were entered into to hedge forecasted corn purchases through December 2011. As of January 31, 2011, the total notional amount of the Company’s outstanding natural gas derivative instruments was approximately 20,000 million British thermal units (MMBtu) that were entered into to hedge forecasted natural gas purchases through March 2011. There may be offsetting positions that are shown on a net basis that could lower the notional amount of positions outstanding as disclosed above.

The following tables provide details regarding the Company’s derivative instruments at January 31, 2011, none of which are designated as hedging instruments:

	Balance Sheet location	Assets	Liabilities

Corn contracts	Derivative instruments	$663,438	$—
Natural gas contracts	Derivative instruments	1,400	—

Totals		$664,838	$—

In addition, as of January 31, 2011 the Company maintained $393,012 of restricted cash related to margin requirements for the Company’s commodity derivative instrument positions.

The following tables provide details regarding the Company’s derivative instruments at October 31, 2010, none of which are designated as hedging instruments:

	Balance Sheet location	Assets	Liabilities

Corn contracts	Derivative instruments	$752,500	—

Totals		$752,500	$—

In addition, as of October 31, 2010 the Company maintained $301,500 of restricted cash related to margin requirements for the Company’s commodity derivative instrument positions.

GRANITE FALLS ENERGY, LLC

Notes to Unaudited Condensed Financial Statements

January 31, 2011

The following tables provide details regarding the gains and (losses) from Company’s derivative instruments in statements of operations, none of which are designated as hedging instruments:

	Statement of	Three-Months Ended January 31,
	Operations location	2011	2010

Ethanol contracts	Revenue	$—	$(113,540)
Corn contracts	Cost of Goods Sold	875,825	(104,542)
Natural gas contracts	Cost of Goods Sold	(6,170)	4,644
Denaturant contracts	Cost of Goods Sold	—	(16,877)

Total gain (loss)		$869,655	$(368,249)

5.  REVOLVING LINE OF CREDIT

The Company has a Loan Agreement with a bank. Under the Loan Agreement, the Company has a revolving line of credit with a maximum of $6,000,000 available through April 2011 and is secured by substantially all of the Company’s assets. The interest rate on the revolving line of credit is at 0.25 percentage points above the prime rate as reported by the Wall Street Journal, with a minimum rate of 5.0%. The interest rate on the revolving line of credit at January 31, 2011 was 5.0%, the minimum rate under the terms of the agreement. At January 31, 2011 and October 31, 2010, the Company had no outstanding balance on this line of credit. The Company is required to maintain a savings account balance with the Bank totaling 10% of the maximum amount available on the line of credit to serve as collateral on this line of credit.  At both January 31, 2011 and October 31, 2010, this amount totaled $600,000 and is included in restricted cash.

At January 31, 2010, the Company also has letters of credit totaling $435,928 with the bank as part of a credit requirement of Northern Natural Gas.  These letters of credit reduce the amount available under the revolving line of credit to approximately $5,564,000.

6.  LONG-TERM DEBT

Long-term debt consists of the following:

	January 31, 2011	October 31, 2010
Economic Development Authority (“EDA”) Loans:
City of Granite Falls / Minnesota Investment Fund (“MIF”), principal and interest due quarterly, interest rate of 1.00%, matures in June 2014, and secured by a second mortgage on all of the assets of the Company	$217,205	$232,431

Less: Current Maturities	(61,286)	(61,133)

Total Long-Term Debt	$155,919	$171,298

The estimated maturities of long term debt at January 31, 2011 are as follows:

2012	$61,286
2013	61,901
2014	62,522
2015	31,496
Total	$217,205

GRANITE FALLS ENERGY, LLC

Notes to Unaudited Condensed Financial Statements

January 31, 2011

7. LEASES

The Company has a lease agreement with a leasing company for 75 hopper cars to assist with the transport of distiller’s grains by rail. In November 2010, the original lease was renewed for an additional five-year period. Based on final manufacturing and interest costs, the Company will pay the leasing company $620 per month plus $0.03 per mile traveled in excess of 36,000 miles per year. Rent expense for these leases was $140,885 and $151,244 for the three month periods ended January 31, 2011 and 2010, respectively.

At January 31, 2011, the Company had lease agreements with three leasing companies for 147 rail car leases for the transportation of the Company’s ethanol with various maturity dates through October 2017. The rail car lease payments are due monthly in the aggregate amount of approximately $89,000. Rent expense for these leases was $264,886 and $264,702 for the three month periods ended January 31, 2011 and 2010, respectively.

In March 2011, the Company amended an existing lease for an additional 30 rail cars for the transportation of the Company’s ethanol.  The lease term is for five years. The rail car lease payments are due monthly in the aggregate amount of approximately $16,350 ($545 per car).

8. MEMBERS’ EQUITY

The Company has one class of membership units.   The units have no par value and have identical rights, obligations and privileges.  Income and losses are allocated to all members based upon their respective percentage of units held. As of January 31, 2011 and October 31, 2010, the Company had 30,656 membership units issued and outstanding.

On November 23, 2010, the Board of Governors declared a cash distribution of $300 per unit or $9,196,800 for unit holders of record as of November 23, 2010.  The distribution was paid on December 15, 2010.

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

GRANITE FALLS ENERGY, LLC

Notes to Unaudited Condensed Financial Statements

January 31, 2011

The following table provides information on those assets measured at fair value on a recurring basis at January 31, 2011.

			Fair Value Measurement Using
	Carrying Amount in Balance Sheet January 31, 2011	Fair Value January 31, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial Assets:
Commodity derivative instruments	$664,838	$664,838	$664,838	$—	$—

The fair value of the derivative instruments are based on quoted market prices in an active market.

The following table provides information on those assets and liabilities measured at fair value on a recurring basis at October 31, 2010.

			Fair Value Measurement Using
	Carrying Amount in Balance Sheet October 31, 2010	Fair Value October 31, 2010	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial Assets:
Commodity derivative instruments	$752,500	$752,500	$752,500	$—	$—

The fair value of the derivative instruments are based on quoted market prices in an active market.

10. COMMITMENTS AND CONTINGENCIES

Corn Storage and Grain Handling Agreement and Purchase Commitments

The Company has a corn storage and grain handling agreement with Farmers Cooperative Elevator (FCE), a member. Under the current agreement, the Company agrees to purchase all of the corn needed for the operation of the plant FCE. The price of the corn purchased will be the bid price the member establishes for the Company plus a set fee per bushel. At January 31, 2011, the Company did not have any open forward price corn purchase commitments with FCE.

Ethanol Contracts

At January 31, 2011, the Company had fixed price forward contracts to sell approximately $2,650,000 of ethanol for various delivery periods through September 2011.

Construction Management and Operations Management Agreement

On August 1, 2008, the Company and Glacial Lakes Energy, LLC (“GLE”) executed a settlement agreement and mutual release related to the dispute with GLE over the termination of the Operating and Management Agreement. The Company agreed to pay GLE a contingent amount of 2% of net income of the Company, as defined per the agreement, for each of the fiscal years ending October 31, 2008 and 2009 and 1.5% of net income of the Company, as defined per the agreement, for the fiscal year ending October 31, 2010. As of October 31, 2010, the Company has accrued $121,045 for the final amount due on this agreement. This amount was subsequently paid to GLE on February 17, 2011.

GRANITE FALLS ENERGY, LLC

Notes to Unaudited Condensed Financial Statements

January 31, 2011

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three month period ended January 31, 2011, compared to the same period of the prior fiscal year. This discussion should be read in conjunction with the condensed financial statements and notes and the information contained in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2010.

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

•      Changes in the availability of credit and our ability to generate sufficient liquidity to fund our operations and capital expenditures;

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

Overview

Granite Falls Energy, LLC (“Granite Falls” or the “Company”) is a Minnesota Limited Liability Company formed on December 29, 2000.

We are currently producing fuel-grade ethanol, distillers grains and crude corn oil for sale. Our plant has an approximate annual production capacity of 55 million gallons, however, until recently the plant was only permitted to produce 49.9 million gallons of undenatured ethanol on a twelve month rolling sum basis.  During the first quarter of fiscal 2011, we obtained an amendment to our environmental permits allowing us to produce up to 70 million gallons of undenatured ethanol on a twelve month rolling sum basis. We intend to continue working toward increasing production to take advantage of the underutilized capacity of our plant.  Any plant bottlenecks will then be assessed and a cost benefit analysis will be performed prior to further capital investment.

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

During the first quarter of fiscal 2011, we decided to make a cash distribution of $300.00 per membership unit to our unit holders of record as of November 23, 2010 for a total distribution of $9,196,800. The distribution was paid on December 15, 2010.

As of the date of this report, we have 36 full time employees. Ten of these employees are involved primarily in management and administration. The remaining employees are involved primarily in plant operations. We do not currently anticipate any significant change in the number of employees at our plant.

Results of Operations for the Three Months Ended January 31, 2011 and 2010

The following table shows the results of our operations and the approximate percentage of revenues, costs of goods sold, operating expenses and other items to total revenues in our unaudited statements of operations for the three months ended January 31, 2011 and 2010:

	Three Months Ended January 31, 2011 (Unaudited)		Three Months Ended January 31, 2010 (Unaudited)
Statement of Operations Data	Amount	Percent	Amount	Percent
Revenues	$30,716,346	100.0%	$23,424,562	100.0%

Cost of Goods Sold	27,182,613	88.5%	21,077,622	90.0%

Gross Profit	3,533,733	11.5%	2,346,940	10.0%

Operating Expenses	558,121	1.8%	508,941	2.2%

Operating Income	2,975,612	9.7%	1,837,999	7.8%

Other Income, net	35,984	0.1%	89,178	0.4%

Net Income	$3,011,596	9.8%	$1,927,177	8.2%

Revenues

Our revenues from operations come from three primary sources: sales of fuel ethanol, sales of distillers grains and sales of corn oil.

The following table shows the sources of our revenue for the three months ended January 31, 2011

Revenue Sources	Amount	Percentage of Total Revenues

Ethanol sales	$25,704,008	83.7%
Distillers grains sales	4,279,192	13.9%
Corn oil sales	733,146	2.4%
Ethanol derivative activity gains (losses)	—	—%
Total Revenues	$30,716,346	100.0%

The following table shows the sources of our revenue for the three months ended January 31, 2010:

Revenue Sources	Amount	Percentage of Total Revenues

Ethanol sales	$20,180,887	86.2%
Distillers grains sales	2,973,661	12.7%
Corn oil sales	383,554	1.6%
Ethanol derivative activity gains (losses)	(113,540)	(0.5)%
Total Revenues	$23,424,562	100.0%

Revenues

In the three month period ended January 31, 2011, ethanol sales comprised approximately 83.7% of our revenues and distillers grains sales comprised 13.9% percent of our revenues, while corn oil sales comprised 2.4% of our revenues. For the three month period ended January 31, 2010, ethanol sales comprised 86.2% of our revenue, and distillers grains sales comprised 12.7% of our revenue, without including ethanol derivatives, while corn oil sales comprised 1.6% of our revenues.

Management believes that distillers grains represent a larger portion of our revenues during the three months ended January 31, 2011 compared to the same period of 2010 as a result of higher distillers grains prices we received during our first fiscal quarter of 2011 compared to the same period of 2010.  Management believes these higher distillers grains prices are a result of the high price of other feed products available to livestock producers.   We anticipate that the market price of our dried distillers grains will continue to be volatile as a result of changes in the price of corn and competing animal feed substitutes such as soybean meal.   Volatility in distillers grains supplies related to changes in ethanol production is another factor that may impact the sales price of our distillers grains.

Similarly, corn oil represents a larger portion of our revenues during the three months ended January 31, 2011 compared to the same period of 2010 as a result of the rising market price for corn oil.  Corn oil sales accounted for approximately 2.4% of our revenues during our quarter ended January 31, 2011 compared to 1.6% for our quarter ended January 31, 2010.  The price we received for our corn oil increased by approximately 50% during the three month ended January 31, 2011 compared to the same period of 2010.  Management attributes this increase in corn oil prices to increased use of corn oil in biodiesel production and animal feed.  However, management anticipates that corn oil prices may not be sustainable in the future as more corn oil enters the market.  This could negatively impact our corn oil revenue.

The average ethanol sales price we received for the three month period ended January 31, 2011 was approximately 21% higher than our average ethanol sales price for the comparable 2010 period. Management attributes the increase in our average ethanol sales price to the high price of petroleum based products such as gasoline along with the increase in corn prices.  Recent geopolitical events in northern Africa and the Middle East have caused significant uncertainty about the global supply of crude oil and other petroleum based products. Management anticipates that the price of ethanol will continue to be volatile during our 2011 fiscal year as a result of these factors.  Since the end of our first fiscal quarter on January 31, 2011, ethanol prices have continued to increase along with the price of corn.

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

Our results of operations for our 2011 fiscal year will continue to be affected by volatility in the commodity markets. If plant operating margins remain low for an extended period of time, management anticipates that this could impact our liquidity, especially if our raw material costs increase. Management believes the industry will need to continue to grow demand and further develop an ethanol distribution system to facilitate additional blending of ethanol and gasoline to offset the increased supply brought to the marketplace by additional production. Going forward, we are optimistic that ethanol demand will continue to grow and ethanol distribution will continue to expand as a result of the positive blend economics that are currently available to the gasoline refiners and blenders.  Recently, the United States Environmental Protection Agency allowed the use of E15, gasoline which is blended at a rate of 15% ethanol and 85% gasoline, in vehicles manufactured in the model year 2007 and later.  Management believes a much better policy would be for E15 to be approved for use in all standard vehicles.  It is unclear what effect this limited authorization of E15 will have in the retail gasoline market.

Cost of Sales

Our costs of goods sold as a percentage of revenues were 88.5% for the three month period ended January 31, 2011 compared to 90.0% for the same period of 2010.  Our two largest costs of production are corn (80.0% of cost of goods sold for our three months ended January 31, 2011) and natural gas (6.6% of cost of goods sold for our three months ended January 31, 2011).  Our cost of goods sold increased to $27,182,613 for the three months ended January 31, 2011 from $21,071,816 in the three months ended January 31, 2010.  Our per bushel corn costs increased by approximately 41.6% for the three months ended January 31, 2011 as compared to the same period for our 2010 fiscal year.  Our increased cost of corn was the primary factor driving up our costs of goods sold.  Since the end of our first fiscal quarter on January 31, 2011, the price of corn futures contracts have continued to increase.  We expect continued volatility in the corn market through the end of our fiscal year.

For the three month period ended January 31, 2011, we experienced a decrease of approximately 16.3% in our overall natural gas costs compared to the same period of 2010.  We attribute this significant decrease in natural gas costs to improved efficiencies and lower natural gas prices.  We expect the market price for natural gas to remain steady in the near term as we continue to enjoy an abundant supply of domestic natural gas, due in part to the continued commissioning of new, highly productive natural gas wells.

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

Operating Expense

Our operating expenses as a percentage of revenues were relatively steady for the three month period ended January 31, 2011 when compared to the same period ended January 31, 2010. We continue to focus on increasing our operating efficiency and we strive to lower our operating expenses.

Operating Income

Our income from operations for the three months ended January 31, 2011 was 9.8% of our revenues compared to income of approximately 8.2% of our revenues for the three months ended January 31, 2010. For the three months ended January 31, 2011, we reported operating income of approximately $3,012,000 and for the three months ended January 31, 2010, we had operating income of approximately $1,927,000. This increase in our operating income is primarily due to rising ethanol and distillers grains revenues that outpaced the escalating price of corn and decreased our depreciation expense.

Other Income

We had other income for the three months ended January 31, 2011 of $450 compared to other income of $81,954 for the three months ended January 31, 2010.  Our other income for our 2010 fiscal quarter ended January 31, 2010 was higher as a result for a one-time energy rebate received during that period.

Interest Expense and Interest Income

Interest expense for the three months ended January 31, 2011, was less that one tenth of one percent of our revenue and totaled approximately $5,400, compared to approximately $7,000 of interest expense for the three months ended January 31, 2010.  The interest expense incurred during the three months ended January 31, 2011 is attributable to our low interest loan obtained through a local economic development authority and the upfront one percent fee on our letters of credit.

Our interest income was lower for the three months ended January 31, 2011 when compared to the three months ended January 31, 2010. This reduction in interest income is primarily a result of us having used our cash on hand to make a distribution to our unit holders in the amount of approximately $9,200,000 in December 2010.

Changes in Financial Condition for the Three Months Ended January 31, 2011

The following table highlights the changes in our financial condition for the three months ended January 31, 2011 from our previous fiscal year ended October 31, 2010:

	January 31, 2011 (unaudited)	October 31, 2010
Current Assets	$17,013,807	$23,429,993
Current Liabilities	$4,103,948	$3,733,360
Long-Term Debt	$155,919	$171,298
Members’ Equity	$49,677,678	$55,862,882

Total assets were approximately $53,938,000 at January 31, 2011 compared to approximately $59,768,000 at October 31, 2010. This decrease in total assets is primarily a result of a less cash and short term investments on hand for the first three months of our 2011 fiscal year as a result of the distribution payment of approximately $9,200,000 paid during the first quarter.  We liquidated a number of our certificates of deposit and used a portion of our cash to make the distribution payment to members in December 2010.  Also included in our total assets this period is approximately $1,400,000 in construction in progress.  This is up from approximately $750,000 at October 31, 2010.  Our construction in progress is related to the de-bottlenecking process we are implementing at our plant in anticipation of moving to a 70 million gallon annual run rate.  As of the date of this report our de-bottlenecking activities include the addition of a fourth mole sieve, a third hammer mill, a third liquefaction tank and a second slurry tank.

Current assets totaled approximately $17,014,000 at January 31, 2011, a decrease from approximately $23,430,000 at October 31, 2010. The change resulted primarily due to a decrease in cash and short term investments on hand for the first three months of our 2011 fiscal year as a result of the distribution payment of approximately $9,200,000 paid during the first quarter.

Total current liabilities increased and totaled approximately $4,104,000 at January 31, 2011 and $3,733,000 at October 31, 2010. Long term debt decreased from approximately $171,000 at October 31, 2010 to approximately $156,000 at January 31, 2011 as we continue to pay down our EDA loan.

Plant Operations

We are currently producing fuel-grade ethanol, distillers grains and crude corn oil for sale. Our plant has an approximate annual production capacity of 55 million gallons, however, until recently the plant was only permitted to produce 49.9 million gallons of undenatured ethanol on a twelve month rolling sum basis.  During the first quarter of fiscal 2011, we obtained an amendment to our environmental permits allowing us to produce up to 70 million gallons of undenatured ethanol on a twelve month rolling sum basis. We intend to continue working toward increasing production to take advantage of the underutilized capacity of our plant.  Any plant bottlenecks will then be assessed and a cost benefit analysis will be performed prior to further capital investment.

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

Trends and Uncertainties Impacting the Ethanol and Distillers Grains Industries and Our Future Revenues

Our revenues primarily consist of sales of the ethanol and distillers grains we produce; however, we also realize revenue from the sale of corn oil we separate from our distillers syrup. The ethanol industry needs to continue to expand the market for ethanol and distillers grains in order to maintain current price levels.

The following chart shows the general price information released by the USDA in their National Weekly Energy Round-Up Report for ethanol through February 2011.

The following chart shows the general price information released by the Jacobsen Publishing Company for distillers grains through February 2011.

According to the Renewable Fuels Association (“RFA”), as of February 3, 2011, there were 204 ethanol plants nationwide with the capacity to produce approximately 14.1 billion gallons of ethanol annually. The RFA estimates that plants with an annual production capacity of approximately 13.5 billion gallons are currently operating and that approximately 4.25% of the nameplate production capacity is not currently operational. Management believes the production capacity of the ethanol industry is greater than ethanol demand which may begin to depress ethanol prices. This overcapacity issue may be exacerbated by increased production from plants that had previously slowed their rate of production or idled altogether due to poor operating margins.

Currently, ethanol is primarily blended with conventional gasoline for use in standard (non-flex fuel) vehicles to create a blend which is 10% ethanol and 90% conventional gasoline. Estimates indicate that approximately 135 billion gallons of gasoline are sold in the United States each year. However, gasoline demand may be shrinking in the United States as a result of the global economic slowdown and improved fuel efficiency. Assuming that all gasoline in the United States is blended at a rate of 10% ethanol and 90% gasoline, the maximum demand for ethanol is 13.5 billion gallons. This is commonly referred to as the “blend wall”, which represents a limit where more ethanol cannot be blended into the national gasoline pool. This is a theoretical limit since it is believed it would not be possible to blend ethanol into every gallon of gasoline that is used in the United States and it discounts higher percentage blends of ethanol such as E15 and E85 used in flex fuel vehicles.

Trends and Uncertainties Impacting the Corn and Natural Gas Markets and Our Future Cost of Goods Sold

Our costs of our goods sold consist primarily of costs relating to the corn and natural gas supplies necessary to produce ethanol and distillers grains for sale. We grind approximately 1,450,000 bushels of corn each month. For the quarter ended January 31, 2011, our average cost of corn, net of hedging activity, was approximately $1.50 higher than our cost of corn for the same period ended January 31, 2010.

The market price of corn started to increase during December 2010 and has continued to rise well into March 2011. Management attributes this increase in corn prices with uncertainty regarding an imbalance between corn supply and demand. Management anticipates that corn prices will continue to be volatile until corn planting and thereafter will be subject to weather factors that may influence corn prices during the 2011 growing season.

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

Management anticipates that natural gas prices will be relatively stable in the next several months as a result of ample amount of gas in the supply chain. However, should we experience any natural gas supply disruptions, including disruptions from hurricane activity, we may experience significant increases in natural gas prices.

Compliance with Environmental Laws

We are subject to extensive air, water and other environmental regulations and we have been required to obtain a number of environmental permits to construct and operate the plant.  As such, any changes that are made to the plant or its operations must be reviewed to determine if amended permits need to be obtained in order to implement these changes.  We received amended permits in September 2008 to allow production to increase from 45 million gallons per year of undenatured ethanol to 49.9 million gallons.  In February 2011 we received another set of amended permits to allow production to increase from 49.9 million gallons per year of undenatured ethanol to 70 million gallons.  This second set of permits included amended air permits and amendments to our National Polluntant Discharge Elimination System/State Disposal System (NPDES/SPS) permit, construction permit and our above ground storage permit.

Contracting Activity

Farmers Cooperative Elevator Company supplies our corn. Eco-Energy, LLC markets our ethanol and Renewable Products Marketing Group, LLC (“RPMG”) markets our distillers grains and our corn oil. Each of these contracts is critical to our success and we are very dependent on each of these companies. Accordingly, the financial stability of these partners is critical to the successful operation of our business.

During fiscal 2010, CHS, Inc. (“CHS”) marketed our distillers grains throughout the continental United States.  On December 10, 2010 we executed a new distillers grains marketing agreement with RPMG.  The effective date of this marketing agreement with RPMG was February 1, 2011.  Pursuant to this new agreement RPMG markets all the distillers grains produced at our plant.

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

As of January 31, 2011, the fair values of our derivative instruments are reflected as net assets in the amount of $664,838. As of October 31, 2010, we recorded a net asset for our derivative instruments in the amount of $752,500. There are several variables that could affect the extent to which our derivative instruments are impacted by fluctuations in the price of corn, ethanol, denaturant or natural gas. However, it is likely that commodity cash prices will have the greatest impact on the derivative instruments with delivery dates nearest the current cash price. As we move forward, additional protection may be necessary. As the prices of these hedged commodities move in reaction to market trends and information, our statement of operations will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for Granite Falls.

As of January 31, 2011, we had entered into derivative instruments to hedge 1,295,000 bushels of our future corn purchases through December 2011 for the purpose of minimizing risk from future market price fluctuations. We have used various option contracts as vehicles for these hedges.

As of January 31, 2011, we had price protection in place for approximately 8.6% of our natural gas needs through March 2011. As we move forward, we may determine that additional price protection for natural gas purchases is necessary to reduce our susceptibility to price increases. However, we may not be able to secure natural gas for prices less than current market price and we may not recover high costs of production resulting from high natural gas prices, which may raise our costs of production and reduce our net income.

The derivative accounts are reported at fair value as designated by our broker. We have categorized the cash flows related to the hedging activities in the same category as the item being hedged. We expect substantially all of our hedge positions outstanding as of January 31, 2011 to be realized and recognized by December 2011.

Critical Accounting Estimates

Management uses estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.

Liquidity and Capital Resources

The following table shows cash flows for the three months ended January 31, 2011 and 2010:

	2011	2010
Net cash provided by operating activities	$3,575,284	$4,348,823
Net cash provided by (used in) investing activities	$1,954,716	$(17,319)
Net cash used in financing activities	$(9,212,026)	$(4,620,618)
Net decrease in cash	$(3,682,026)	$(289,114)

Operating Cash Flows. Cash provided by operating activities was approximately $3,575,000 for the three months ended January 31, 2011, which was a decrease from approximately $4,349,000 provided by operating activities for the three months ended January 31, 2010. Contributing to this decrease in cash provided by our operating activities is a reduction in depreciation and amortization for the months ended January 31, 2011. Currently, our capital needs are being adequately met through cash flows from our operating activities and our currently available credit facilities.

Investing Cash Flows. Cash provided by investing activities was approximately $1,956,000 for the three months ended January 31, 2011, compared to cash used in investing activities of $17,300 for the three months ended January 31, 2010. During the three months ended January 31, 2011 we had positive investing cash flow from the maturity of certain short term investments (certificates of deposit) in the amount of $3,500,000.  These proceeds were partially offset by payment for construction in progress in the amount of approximately $1,440,000.

Financing Cash Flows. Cash used in financing activities was approximately $9,212,000 for the three months ended January 31, 2011, compared to $4,621,000 for three months ended January 31, 2010.  In the three month period ended January 31, 2011, cash was used to pay a distribution to our members totaling approximately $9,200,000 and to decrease the principal balance on our remaining EDA loan.

Indebtedness

Short-Term Debt Sources

The Company has a Loan Agreement with Minnwest Bank M.V. of Marshall, MN (the “Bank”). Under the Loan Agreement, the Company has a revolving line of credit with a maximum of $6,000,000 available which is secured by a first mortgage on substantially all of our assets. The Company has outstanding letters of credit in the amount of approximately $436,000.  These letters of credit reduce the amount available under the revolving line of credit to approximately $5,564,000.  The interest rate on the revolving line of credit is at 0.25 percentage points above the prime rate as reported by the Wall Street Journal, with a minimum rate of 5.0%. At January 31, 2011, the Company had no outstanding balance on this line of credit.

Long-Term Debt Sources

We have paid off our term loans with FNBO and received a release of FNBO’s security interest in all of our tangible and intangible property, real and personal, which had served as collateral for our term loans.

Below is a description of our remaining long term loan payable:

We currently have an outstanding note payable to the City of Granite Falls/Minnesota Investment Fund, bearing interest of 1.0% with principal and interest payments due in quarterly installments of $15,807, payable in full on June 15, 2014.  This obligation is secured by a second mortgage on all of our assets. The outstanding balance at January 31, 2011 was $217,205.

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

Interest Rate Risk

We are generally exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from our revolving line of credit and letters of credit with Minnwest Bank.  As of January 31, 2011, we did not have an outstanding balance on this revolving line of credit. The specifics of these credit facilities are discussed in greater detail in “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Short-Term Debt Sources.”

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

A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the fair value of our corn and natural gas prices and average ethanol price as of January 31, 2011, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from January 31, 2011. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of January 31, 2011	Approximate Adverse Change to Income
Natural Gas	1,262,000	MMBTU	10%	$560,000
Ethanol	47,256,000	Gallons	10%	$10,302,000
Corn	16,105,000	Bushels	10%	$10,629,000

Participation in Captive Reinsurance Company

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

Our management, including our Chief Executive Officer and General Manager (the principal executive officer), Tracey Olson, along with our Chief Financial Officer (the principal financial officer), Stacie Schuler, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2011. Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

In connection with the preparation of our financial statements for the year ended October 31, 2010, a material weakness in internal control was discovered relating to an insufficient segregation of duties in our accounting functions.  During the year ended October 31, 2010, a significant account reconciliation did not include a second level of review and due to an error discovered in a spreadsheet used for the reconciliation of a significant account, a material adjustment was required to our financial statements.  The lack of review over the significant account reconciliations could likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile elements of the financial statements and related disclosures as filed with the Securities and Exchange Commission.

As a result of the discovery of the aforementioned material weakness at October 31, 2010, the Company has implemented controls and procedures during the first quarter of fiscal 2011 to require a second level of review of all material account reconciliations. Management has concluded that the implementation of this control procedure was operating effectively and for a sufficient amount of time to determine that this material weakness was remediated as of January 31, 2011.

Our management, including our principal executive officer and principal financial officer, have reviewed and evaluated all changes in our internal control over financial reporting that occurred during the quarter ended January 31, 2011 and there has been no changes, other than those discussed above, that have materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors.

The following risk factors are provided due to material changes from the risk factors previously disclosed in our annual report on Form 10-K. The risk factors set forth below should be read in conjunction with the risk factors section and the Management’s Discussion and Analysis section for the fiscal year ended October 31, 2010, included in our annual report on Form 10-K.

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

If the Small Ethanol Producer Tax Credit (“SEPTC”) expires on December 31, 2011, it could negatively impact our profitability. The Small Ethanol Producer Tax Credit (“SEPTC”) is a tax incentive allowing small ethanol producers a 10 cent per gallon federal income tax credit on up to 15 million gallons of production. Our investor directly benefit from the SEPTC.  If the SEPTC is allowed to expire on December 31, 2011, along with the VEETC, it would negatively impact our investors.

If the Secondary Tariff on Imported Ethanol is eliminated in the future, it could negatively impact our profitability. If the secondary tariff on imported ethanol is allowed to expire in January 2012 we could see an increase in ethanol produced in foreign countries being marked in the Untied States which could negatively impact our profitability.  The secondary tariff on imported ethanol is a 54 cent per gallon tariff on ethanol imports from certain foreign countries.  The secondary tariff on imported ethanol is scheduled to expire in January 2012.  If this tariff is allowed to expire, an influx of imported ethanol on the domestic ethanol market could have a significant negative impact on ethanol prices and our profitability.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  [Removed and Reserved]

Item 5.  Other Information.

None.

Item 6.  Exhibits.

The following exhibits are included herein:

Exhibit No.	Description
10.1	Insider Trading Policy of Granite Falls Energy, LLC dated February 17, 2011.

31.1	Certificate Pursuant to 17 CFR 240.15d-14(a).

31.2	Certificate Pursuant to 17 CFR 240.15d-14(a).

32.1	Certificate Pursuant to 18 U.S.C. § 1350.

32.2	Certificate Pursuant to 18 U.S.C. § 1350.

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANITE FALLS ENERGY, LLC

March 16, 2011	/s/ Tracey L. Olson
Tracey L. Olson
Chief Executive Officer

March 16, 2011	/s/ Stacie Schuler
Stacie Schuler
Chief Financial Officer