Form 10-Q
period 2011-04-30
Granite Falls Energy, LLC
filed 2011-06-14
CIK 1181749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended April 30, 2011

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from to .

COMMISSION FILE NUMBER 000-51277

GRANITE FALLS ENERGY, LLC
(Exact name of registrant as specified in its charter)

Minnesota	41-1997390
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15045 Highway 23 SE, Granite Falls, MN 56241-0216
(Address of principal executive offices)

(320) 564-3100
(Registrant's telephone number, including area code)

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
☐ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☒	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes     ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of June 14, 2011 there were 30,656 membership units outstanding.

PART I    FINANCIAL INFORMATION

Item 1. Financial Statements

GRANITE FALS ENERGY, LLC
Condensed Balance Sheets

ASSETS	April 30, 2011	October 31, 2010
	(Unaudited)
Current Assets
Cash	$8,709,053	$10,664,225
Short-term investments	—	3,500,000
Restricted cash	945,531	901,500
Accounts receivable	1,927,753	3,164,209
Inventory	7,209,779	4,330,670
Commodity derivative instruments	1,220,310	752,500
Prepaid expenses and other current assets	198,633	116,889
Total current assets	20,211,060	23,429,993

Property, Plant and Equipment
Land and improvements	3,496,697	3,496,697
Railroad improvements	4,121,148	4,121,148
Process equipment and tanks	62,349,854	59,897,350
Administration building	279,734	279,734
Office equipment	154,072	135,912
Rolling stock	642,908	558,633
Construction in progress	804,281	746,008
	71,848,694	69,235,482
Less accumulated depreciation	34,819,145	32,907,985
Net property, plant and equipment	37,029,549	36,327,497

Other Assets
Deferred financing costs, net of amortization	8,796	10,050

Total Assets	$57,249,405	$59,767,540

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC
Condensed Balance Sheets

LIABILITIES AND MEMBERS' EQUITY	April 30, 2011	October 31, 2010
	(Unaudited)
Current Liabilities
Current portion long-term debt	$61,439	$61,133
Accounts payable	1,242,408	1,305,062
Corn payable to FCE - related party	2,338,057	1,931,226
Accrued liabilities	519,211	435,939
Total current liabilities	4,161,115	3,733,360

Long-Term Debt, less current portion	140,502	171,298

Commitments and Contingencies

Members' Equity, 30,656 units authorized, issued and oustanding	52,947,788	55,862,882

Total Liabilities and Members’ Equity	$57,249,405	$59,767,540

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC
Condensed Statements of Operations

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	April 30, 2011	April 30, 2010	April 30, 2011	April 30, 2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$34,537,750	$22,237,999	$65,254,096	$45,662,561

Cost of Goods Sold - primarily related party	30,833,215	20,507,901	58,015,828	41,585,523

Gross Profit	3,704,535	1,730,098	7,238,268	4,077,038

Operating Expenses	458,806	462,770	1,016,927	971,712

Operating Income	3,245,729	1,267,328	6,221,341	3,105,326

Other Income (Expense)
Other income, net	6,890	4,454	7,340	86,408
Interest income	18,008	27,978	59,001	42,271
Interest expense	(517)	(1,513)	(5,976)	(8,582)
Total other income, net	24,380	30,919	60,365	120,097

Net Income	$3,270,110	$1,298,247	$6,281,706	$3,225,423

Weighted Average Units Outstanding - Basic and Diluted	30,656	30,656	30,656	30,656

Net Income Per Unit - Basic and Diluted	$106.67	$42.35	$204.91	$105.21

Distributions Per Unit - Basic and Diluted	$—	$—	$300.00	$150.00

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC
Statements of Cash Flows

	Six Months Ended	Six Months Ended
	April 30, 2011	April 30, 2010
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net income	$6,281,706	$3,225,423
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	1,912,414	3,436,368
Change in fair value of derivative instruments	(2,243,876)	331,588
Change in operating assets and liabilities
Restricted cash	(44,031)	481,820
Derivative instruments	1,776,066	(25,738)
Accounts receivable	1,236,456	1,584,517
Inventory	(2,879,109)	(874,939)
Prepaid expenses and other current assets	(81,745)	(67,027)
Accounts payable	344,177	(616,866)
Accrued liabilities	83,272	148,260
Net cash provided by operating activities	6,385,330	7,623,406

Cash Flows from Investing Activities
Proceeds from maturity of short-term investments	3,500,000	—
Payments for capital expenditures	(107,423)	(91,905)
Payments for construction in process	(2,505,789)	(3,225)
Net Cash Provided by (Used in) Investing Activities	886,788	(95,130)

Cash Flows from Financing Activities
Payments on long-term debt	(30,490)	(104,429)
Member distributions paid	(9,196,800)	(4,598,400)
Net Cash Used in Financing Activities	(9,227,290)	(4,702,829)

Net Increase (Decrease) in Cash	(1,955,172)	2,825,447

Cash - Beginning of Period	10,664,225	5,716,506

Cash - End of Period	$8,709,053	$8,541,953

Supplemental Cash Flow Information
Cash paid during the period for:
Interest expense	$5,983	$8,587

Supplemental Disclosure of Noncash Investing and Financing Activities

Transfer of construction in process to fixed assets	$2,447,516	$215,260

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC
Notes to UNAUDITED Condensed Financial Statements
April 30, 2011

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed balance sheet as of October 31, 2010 is derived from audited financial statements. The unaudited interim condensed financial statements of Granite Falls Energy, LLC (the “Company”) reflect all adjustments consisting only of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of financial position and results of operations and cash flows. The results for the three and six month periods ended April 30, 2011 are not necessarily indicative of the results that may be expected for a full fiscal year. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) are condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), although the Company believes that the disclosures made are adequate to make the information not misleading. These condensed financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in its annual report for the year ended October 31, 2010 filed on Form 10-K with the SEC.

Nature of Business

Granite Falls Energy, LLC (“GFE” or the “Company”) is a Minnesota limited liability company currently producing fuel-grade ethanol, distillers grains, and crude corn oil near Granite Falls, Minnesota and sells these products throughout the continental United States. GFE's plant has an approximate annual production capacity of 58 million gallons. However, until recently the plant was only permitted to produce 49.9 million gallons of undenatured ethanol on a twelve month rolling sum basis. During the second quarter of fiscal 2011, the Company obtained an amendment to its environmental permits allowing the Company to produce up to 70 million gallons of undenatured ethanol on a twelve month rolling sum basis.

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

In accordance with the Company's agreements for the marketing and sale of ethanol and related products, marketing fees and commissions due to the marketers are deducted from the gross sales price as earned. These fees and commissions are recorded net of revenues, as they do not provide an identifiable benefit that is sufficiently separable from the sale of ethanol and related products. Shipping costs paid by the Company to the marketer in the sale of ethanol are not specifically identifiable and, as a result, are recorded based on the net selling price reported to the Company from the marketer. Shipping costs incurred by the Company in the sale of distillers grains and corn oil are included in cost of goods sold.

Derivative Instruments

From time to time the Company enters into derivative transactions to hedge its exposure to commodity price fluctuations. The Company is required to record these derivatives in the balance sheet at fair value.

GRANITE FALLS ENERGY, LLC
Notes to UNAUDITED Condensed Financial Statements
April 30, 2011

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

In order to reduce the risks caused by market fluctuations, the Company occasionally hedges its anticipated corn, natural gas, and denaturant purchases and ethanol sales by entering into options and futures contracts. These contracts are used with the intention to fix the purchase price of anticipated requirements for corn in the Company's ethanol production activities and the related sales price of ethanol. The fair value of these contracts is based on quoted prices in active exchange-traded or over-the-counter market conditions. Although the Company believes its commodity derivative positions are economic hedges, none have been formally designated as a hedge for accounting purposes and derivative positions are recorded on the balance sheet at their fair market value, with changes in fair value recognized in current period earnings or losses. The Company does not enter into financial instruments for trading or speculative purposes.

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

2. RISKS AND UNCERTAINTIES

The Company has certain risks and uncertainties that it experiences during volatile market conditions. These volatilities can have a severe impact on operations.  The Company's revenues are derived from the sale and distribution of ethanol, distillers grains, and corn oil to customers primarily located in the U.S.  Corn for the production process is supplied to our plant primarily from local agricultural producers and from purchases on the open market.  Ethanol sales typically average 80-85% of total revenues and corn costs typically average 70-80% of cost of goods sold.

The Company's operating and financial performance is largely driven by the prices at which it sells ethanol and the net expense of its corn. The price of ethanol is influenced by factors such as supply and demand, the weather, government policies and programs, and unleaded gasoline prices and the petroleum markets as a whole. Excess ethanol supply in the market, in particular, puts downward pressure on the price of ethanol. Our largest cost of production is corn.  The cost of corn is also generally impacted by factors such as supply and demand, the weather, government policies and programs, and our risk management program used to protect against the price volatility of these commodities.

3. INVENTORY

Inventories consist of the following:

	April 30, 2011	October 31, 2010
Raw materials	$2,122,766	$1,549,762
Spare parts	498,888	497,793
Work in process	1,272,484	827,299
Finished goods	3,315,641	1,455,816
Totals	$7,209,779	$4,330,670

GRANITE FALLS ENERGY, LLC
Notes to UNAUDITED Condensed Financial Statements
April 30, 2011

The Company performs a lower of cost or market analysis on inventory to determine if the market values of certain inventories are less than their carrying value, which is attributable primarily to decreases in market prices of corn and ethanol.

4.    DERIVATIVE INSTRUMENTS

As of April 30, 2011, the total notional amount of the Company's outstanding corn derivative instruments was approximately 1,175,000 bushels that were entered into to hedge forecasted corn purchases through December 2011. As of April 30, 2011, the total notional amount of the Company's outstanding natural gas derivative instruments was approximately 40,000 million British thermal units (MMBtu) that were entered into to hedge forecasted natural gas purchases through June 2011. There may be offsetting positions that are shown on a net basis that could lower the notional amount of positions outstanding as disclosed above.

The following tables provide details regarding the Company's derivative instruments at April 30, 2011, none of which are designated as hedging instruments:

	Balance Sheet location	Assets	Liabilities

Corn contracts	Derivative instruments	$1,206,950	$—
Natural gas contracts	Derivative instruments	13,360	—

Totals		$1,220,310	$—

In addition, as of April 30, 2011 the Company maintained $345,531 of restricted cash related to margin requirements for the Company's commodity derivative instrument positions.

The following tables provide details regarding the Company's derivative instruments at October 31, 2010, none of which are designated as hedging instruments:

	Balance Sheet location	Assets	Liabilities

Corn contracts	Derivative instruments	$752,500	$—

Totals		$752,500	$—

In addition, as of October 31, 2010 the Company maintained $301,500 of restricted cash related to margin requirements for the Company's commodity derivative instrument positions.

The following tables provide details regarding the gains and (losses) from Company's derivative instruments in statements of operations, none of which are designated as hedging instruments:

	Statement of	Three Months Ended April 30,
	Operations location	2011	2010

Ethanol contracts	Revenue	$(10,546)	$10,048
Corn contracts	Cost of Goods Sold	1,369,782	40,173
Natural gas contracts	Cost of Goods Sold	14,985	(68,337)
Denaturant contracts	Cost of Goods Sold	—	54,417

Net gain		$1,374,221	$36,661

	Statement of	Six Months Ended April 30,
	Operations location	2011	2010

Ethanol contracts	Revenue	$(10,546)	$(103,132)
Corn contracts	Cost of Goods Sold	2,245,607	(179,254)
Natural gas contracts	Cost of Goods Sold	8,815	113,710
Denaturant contracts	Cost of Goods Sold	—	(64,508)

Net gain (loss)		$2,243,876	$(331,588)

5.    REVOLVING LINE OF CREDIT

The Company has a Loan Agreement with a bank. Under the Loan Agreement, the Company has a revolving line of credit with a maximum of $6,000,000 available through April 2012 and is secured by substantially all of the Company's assets. The interest rate on the revolving line of credit is at 0.25 percentage points above the prime rate as reported by the Wall Street Journal, with a minimum rate of 4.5%. The interest rate on the revolving line of credit at April 30, 2011 was 4.5%, the minimum rate under the terms of the agreement. The minimum interest rate was reduced in April 2011 from 5.0% to 4.5%. At April 30, 2011 and October 31, 2010, the Company had no outstanding balance on this line of credit. The Company is required to maintain a savings account balance with the Bank totaling 10% of the maximum amount available on the line of credit to serve as collateral on this line of credit.  At both April 30, 2011 and October 31, 2010, this amount totaled $600,000 and is included in restricted cash.

At April 30, 2011, the Company also has letters of credit totaling $435,928 with the bank as part of a credit requirement of Northern Natural Gas. These letters of credit reduce the amount available under the revolving line of credit to approximately $5,564,000.

6.    LONG-TERM DEBT

Long-term debt consists of the following:

	April 30, 2011	October 31, 2010
Economic Development Authority (“EDA”) Loans:
City of Granite Falls / Minnesota Investment Fund (“MIF”), principal and interest due quarterly, interest rate of 1.00%, matures in June 2014, and secured by a second mortgage on all of the assets of the Company	$201,941	$232,431

Less: Current Maturities	(61,439)	(61,133)

Total Long-Term Debt	$140,502	$171,298

The estimated maturities of long term debt at April 30, 2011 are as follows:

2012	$61,439
2013	62,056
2014	62,679
2015	15,767
Total	$201,941

7. LEASES

The Company has a lease agreement with a leasing company for 75 hopper cars to assist with the transport of distiller's grains by rail. In November 2010, the original lease was renewed for an additional five-year period. Based on final manufacturing and interest costs, the Company will pay the leasing company $620 per month plus $0.03 per mile traveled in excess of 36,000 miles per year. Rent expense for these leases was $137,640 and $151,425 for the three month periods ended April 30, 2011 and 2010,

GRANITE FALLS ENERGY, LLC
Notes to UNAUDITED Condensed Financial Statements
April 30, 2011

respectively.

At April 30, 2011, the Company had lease agreements with three leasing companies for 147 rail car leases for the transportation of the Company's ethanol with various maturity dates through October 2017. The rail car lease payments are due monthly in the aggregate amount of approximately $89,000. Rent expense for these leases was $275,606 and $262,685 for the three month periods ended April 30, 2011 and 2010, respectively.

In March 2011, the Company amended an existing lease for an additional 30 rail cars for the transportation of the Company's ethanol. The lease term is for five years. The rail car lease payments are due monthly in the aggregate amount of approximately $16,350 ($545 per car).

8. MEMBERS' EQUITY

The Company has one class of membership units.   The units have no par value and have identical rights, obligations and privileges.  Income and losses are allocated to all members based upon their respective percentage of units held. As of April 30, 2011, and October 31, 2010, the Company had 30,656 membership units issued and outstanding.

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

•	Level 2 inputs include the following:

◦	Quoted prices in active markets for similar assets or liabilities.

◦	Quoted prices in markets that are not active for identical or similar assets or liabilities.

◦	Inputs other than quoted prices that are observable for the asset or liability.

◦	Inputs that are derived primarily from or corroborated by observable market data by correlation or other means.

•	Level 3 inputs are unobservable inputs for the asset or liability.

The following table provides information on those assets measured at fair value on a recurring basis at April 30, 2011.

	Carrying Amount in Balance Sheet April 30, 2011	Fair Value April 30, 2011	Fair Value Measurement Using
			Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial Assets:
Commodity derivative instruments	$1,220,310	$1,220,310	$1,220,310	$—	$—

The fair value of the derivative instruments are based on quoted market prices in an active market.

The following table provides information on those assets and liabilities measured at fair value on a recurring basis at October 31, 2010.

	Carrying Amount in Balance Sheet October 31, 2010	Fair Value October 31, 2010	Fair Value Measurement Using
			Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial Assets:
Commodity derivative instruments	$752,500	$752,500	$ 752,500	$—	$—

The fair value of the derivative instruments are based on quoted market prices in an active market.

10. COMMITMENTS AND CONTINGENCIES

Corn Storage and Grain Handling Agreement and Purchase Commitments

The Company has a corn storage and grain handling agreement with Farmers Cooperative Elevator (FCE), a member. Under the current agreement, the Company agrees to purchase all of the corn needed for the operation of the plant FCE. The price of the corn purchased will be the bid price the member establishes for the Company plus a set fee per bushel. At April 30, 2011, the Company did not have any open forward price corn purchase commitments with FCE.

Ethanol Contracts

At April 30, 2011, the Company had fixed price forward contracts to sell approximately $6,490,000 of ethanol for various delivery periods from May 2011 through September 2011.

11.  LEGAL PROCEEDINGS

From time to time in the ordinary course of business, the Company may be named as a defendant in legal proceedings related to various issues, including without limitation, workers' compensation claims, tort claims, or contractual disputes.  We are not currently a party to any material pending legal proceedings and we are not currently aware of any such proceedings contemplated by governmental authorities.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three and six month periods ended April 30, 2011, compared to the same period of the prior fiscal year. This discussion should be read in conjunction with the condensed financial statements and notes and the information contained in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2010.

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

Overview

Granite Falls Energy, LLC (“Granite Falls” or the “Company”) is a Minnesota Limited Liability Company formed on December 29, 2000.

We are currently producing fuel-grade ethanol, distillers grains and crude corn oil for sale. Our plant has an approximate annual production capacity of 58 million gallons of denatured ethanol. During the second quarter of fiscal 2011, we obtained an amendment to our environmental permits allowing us to produce up to 70 million gallons of undenatured ethanol on a twelve month rolling sum basis. We intend to continue working toward increasing production to take advantage of the underutilized capacity of our plant as long as we believe it is profitable to do so.

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

Results of Operations for the Three Months Ended April 30, 2011 and 2010

The following table shows the results of our operations and the approximate percentage of revenues, costs of goods sold, operating expenses and other items to total revenues in our unaudited statements of operations for the three months ended April 30, 2011 and 2010:

	2011		2010
Income Statement Data	Amount	%	Amount	%
Revenue	$34,537,750	100.0%	$22,237,999	100.0%
Cost of Goods Sold	30,833,215	89.3%	20,507,901	92.2%
Gross Profit	3,704,535	10.7%	1,730,098	7.8%
Operating Expenses	458,806	1.3%	462,770	2.1%
Operating Income	3,245,729	9.4%	1,267,328	5.7%
Other Income, net	24,380	0.1%	30,919	0.1%
Net Income	$3,270,110	9.5%	$1,298,247	5.8%

Revenues

Our revenues from operations come from three primary sources: sales of fuel ethanol, sales of distillers grains and sales of corn oil.

The following table shows the sources of our revenue for the three months ended April 30, 2011:

Revenue Sources	Amount	Percentage of Total Revenues

Ethanol sales	$28,093,094	81.3%
Distillers grains sales	5,558,477	16.1%
Corn oil sales	896,724	2.6%
Ethanol derivative activity gains (losses)	(10,546)	—%
Total Revenues	$34,537,750	100.0%

The following table shows the sources of our revenue for the three months ended April 30, 2010:

Revenue Sources	Amount	Percentage of Total Revenues

Ethanol sales	$18,996,914	85.4%
Distillers grains sales	2,885,295	13.0%
Corn oil sales	345,382	1.6%
Ethanol derivative activity gains (losses)	10,408	—%
Total Revenues	$22,237,999	100.0%

Revenues

In the three month period ended April 30, 2011, ethanol sales comprised approximately 81.3% of our revenues and distillers grains sales comprised 16.1% percent of our revenues, while corn oil sales comprised 2.6% of our revenues. For the three month period ended April 30, 2010, ethanol sales comprised 85.4% of our revenue, and distillers grains sales comprised 13.0% of our revenue, without including ethanol derivatives, while corn oil sales comprised 1.6% of our revenues.

Management believes that distillers grains represent a larger portion of our revenues during the three months ended April 30, 2011 compared to the same period of 2010 as a result of significantly higher prices of distillers grains sold during our second fiscal quarter of 2011 compared to the same period of 2010. The price received for our dried distillers grains in the three month period ended April 30, 2011 was approximately 82% higher than the price we received during the three months ended April 30, 2010. Management believes these higher distillers grains prices are a result of the high price of other feed products available to livestock producers. We anticipate that the market price of our dried distillers grains will continue to be volatile as a result of changes in the price of corn and competing animal feed substitutes such as soybean meal. Volatility in distillers grains supplies related to changes in ethanol production is another factor that may impact the sales price of our distillers grains.

Similarly, corn oil represents a larger portion of our revenues during the three months ended April 30, 2011 compared to the same period of 2010 as a result of the rising market price for corn oil and increased volume sold. Corn oil sales accounted for approximately 2.6% of our revenues during our quarter ended April 30, 2011 compared to 1.6% for our quarter ended April 30, 2010. The price we received for our corn oil increased by approximately 100% during the three month ended April 30, 2011 compared to the same period of 2010. In addition, total volume sold increased by 30%. Management attributes this increase in corn oil prices to increased use of corn oil in biodiesel production and animal feed.  However, management anticipates that corn oil prices may not be sustainable in the future as more corn oil enters the market or if the incentives for biodiesel production are reduced or eliminated.  This could negatively impact our corn oil revenue.

The average ethanol sales price we received for the three month period ended April 30, 2011 was approximately 52% higher than our average ethanol sales price for the comparable 2010 period. Management attributes the increase in our average ethanol sales price to the high price of petroleum based products such as gasoline along with the increase in corn prices. Also contributing to this increase in ethanol prices is the lack of Brazilian ethanol imports combined with an increase in the exportation of domestic ethanol. Recent geopolitical events in northern Africa and the Middle East have caused significant uncertainty about the global supply of crude oil and other petroleum based products. Management anticipates that the price of ethanol will continue to be volatile during our 2011 fiscal year as a result of these factors.

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

Our results of operations for our 2011 fiscal year will continue to be affected by volatility in the commodity markets. If plant operating margins remain low for an extended period of time, management anticipates that this could impact our liquidity, especially if our raw material costs increase. Management believes the industry will need to continue to grow demand and further develop an ethanol distribution system to facilitate additional blending of ethanol and gasoline to offset the increased supply brought to the marketplace by additional production. Going forward, we are optimistic that ethanol demand will continue to grow and ethanol distribution will continue to expand as a result of the positive blend economics that are currently available to the gasoline refiners and blenders. Recently, the United States Environmental Protection Agency allowed the use of E15, gasoline which is blended at a rate of 15% ethanol and 85% gasoline, in vehicles manufactured in the model year 2001 and later. Management believes a much better policy would be for E15 to be approved for use in all standard vehicles.  It is unclear what effect this limited authorization of E15 will have in the retail gasoline market.

The Domestic Energy Promotion Act of 2011 was recently introduced into the United States Congress by Senators Chuck Grassley of Iowa and Kent Conrad of North Dakota. The proposed legislation would extend the blenders credit, also known as VEETC, at descending levels through 2016 as well as extend other aspects of renewable fuels tax policy along with the ethanol import tariff. If the legislation is enacted, the blenders credit would ultimately be transitioned into a tax credit that is adjusted periodically based on the price of oil which is intended to function as a type of countercyclical tax credit. Under current law, the blenders credit is set to expire on December 31, 2011. If the proposed legislation is not enacted and the current blenders credit is allowed to expire, it could negatively impact the price we receive for our ethanol and could negatively impact our profitability.

Cost of Sales

Our costs of goods sold as a percentage of revenues were 89.3% for the three month period ended April 30, 2011 compared to 92.2% for the same period of 2010. Our two largest costs of production are corn (70.5% of cost of goods sold for our three months ended April 30, 2011) and natural gas (5.9% of cost of goods sold for our three months ended April 30, 2011). Our cost of goods sold increased to $30,833,215 for the three months ended April 30, 2011 from $20,507,901 in the three months ended April 30, 2010. Our per bushel corn costs increased by approximately 89.3% for the three months ended April 30, 2011 as compared to the same period for our 2010 fiscal year. Our increased cost of corn was the primary factor driving up our costs of goods sold. Management anticipates that corn prices will remain high throughout much of our 2011 fiscal year until we are assured of a large corn crop which could increase corn carryover. Should we experience an unfavorable growing season during 2011, we may continue to endure high corn prices through the rest of our 2011 fiscal year and beyond. We expect continued volatility in the corn market through the end of our fiscal year.

For the three month period ended April 30, 2011, we experienced a decrease of approximately 16.3% in our overall natural gas costs compared to the same period of 2010. We attribute this significant decrease in natural gas costs to improved efficiencies and lower natural gas prices. We expect the market price for natural gas to remain steady in the near term as we continue to enjoy an abundant supply of domestic natural gas, due in part to the continued commissioning of new, highly productive natural gas wells.

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

We experienced an approximately $1,385,000 combined realized and unrealized gain for the three month period ended April 30, 2011 related to our corn and natural gas derivative instruments which decreased our cost of goods sold. By comparison, we experienced an approximately $26,000 combined realized and unrealized gain for the three months ended April 30, 2010 related to our corn, natural gas, and denaturant derivative instruments which decreased our cost of goods sold. We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn and natural gas in cost of goods sold as the changes occur.  As corn and natural gas prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance.

Operating Expense

Our operating expenses as a percentage of revenues were relatively steady for the three month period ended April 30, 2011 when compared to the same period ended April 30, 2010. We continue to focus on increasing our operating efficiency and we strive to lower our operating expenses.

Operating Income

Our income from operations for the three months ended April 30, 2011 was 9.4% of our revenues compared to income of approximately 5.7% of our revenues for the three months ended April 30, 2010. For the three months ended April 30, 2011, we reported operating income of $3,245,729 and for the three months ended April 30, 2010, we had operating income of $1,267,328. This increase in our operating income is primarily due to the increases in our ethanol and distillers grains revenues outpacing the escalating price of corn.

Other Income and Expense

We had other income for the three months ended April 30, 2011 of $24,380 compared to other income of $30,919 for the three months ended April 30, 2010.

Included in other income and expense is our interest income and expense. Interest expense for the three months ended April 30, 2011, was less that one tenth of one percent of our revenue and totaled approximately $517, compared to approximately $1,513 of interest expense for the three months ended April 30, 2010 The interest expense incurred during the three months ended April 30, 2011 is attributable to our low interest loan obtained through a local economic development authority and the upfront one percent fee on our letters of credit.

Our interest income was lower for the three months ended April 30, 2011 when compared to the three months ended April 30, 2010. This reduction in interest income is primarily a result of us having used a portion of our cash on hand to make a distribution to our unit holders in the amount of approximately $9,200,000 in December 2010.

Results of Operations for the Six Months Ended April 30, 2011 and 2010

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the six months ended April 30, 2011 and 2010:

	2011		2010
Income Statement Data	Amount	%	Amount	%
Revenue	$65,254,096	100.0%	$45,662,561	100.0%
Cost of Goods Sold	58,015,828	88.9%	41,585,523	91.1%
Gross Profit	7,238,268	11.1%	4,077,038	8.9%
Operating Expenses	1,016,927	1.6%	971,712	2.1%
Operating Income	6,221,341	9.5%	3,105,326	6.8%
Other Income	60,365	0.1%	120,097	0.3%
Net Income	$6,281,706	9.6%	3,225,423	7.1%

The following table shows the sources of our revenue for the six months ended April 30, 2011:

Revenue Sources	Amount	Percentage of Total Revenues

Ethanol sales	$53,797,102	82.4%
Distillers grains sales	9,837,670	15.1%
Corn oil sales	1,629,870	2.5%
Ethanol derivative activity gains (losses)	(10,546)	—%
Total Revenues	$65,254,096	100.0%

The following table shows the sources of our revenue for the six months ended April 30, 2010 :

Revenue Sources	Amount	Percentage of Total Revenues

Ethanol sales	$39,177,800	85.8%
Distillers grains sales	5,858,956	12.8%
Corn oil sales	728,936	1.6%
Ethanol derivative activity gains (losses)	(103,131)	(0.2)%
Total Revenues	$45,662,561	100.0

Revenues

Our total revenues were higher for the six month period ended April 30, 2011 compared to the same period of 2010. This increase in revenue is a result of a significant increase in the average price we received for our ethanol during the first six months of our 2011 fiscal year compared to the same period of 2010. We sold approximately 1.8% more gallons of ethanol during the six month period ended April 30, 2011 compared to the same period of 2010, however the price we received for our ethanol was approximately 35.6% higher for the six month period ended April 30, 2011 compared to the same period of 2010. Management attributes this increase in ethanol prices with higher gasoline and oil prices and the lack of Brazilian ethanol imports combined with an increase in the exportation of domestic ethanol. In addition, the average price of our corn oil and distiller grains significantly increased during the first six months of our 2011 fiscal year compared to the same period of 2010.

The average price we received for our dried distillers grains was approximately 67.7% higher for the first six months of our 2011 fiscal year compared to the same period of 2010. In addition, the average price we received for our modified distillers grains was approximately 20.1% higher for the first six months of our 2011 fiscal year compared to the same period of 2010. We sold more tons of dried distillers grains and fewer tons of modified distillers grains during the first six months of our 2011 fiscal year compared to the same period of 2010. Management attributes these changes to supply and demand forces in the distillers grains market.

We sold approximately 28% more pounds of corn oil during the first six months of our 2011 fiscal year compared to the same period of 2010. In addition to the increase in corn oil sales, the average price per pound of corn oil increased by approximately 75% for the first six months of our 2011 fiscal year compared to the same period of 2010.

Cost of Goods Sold

Our costs of goods sold were significantly higher for the first six months of our 2011 fiscal year compared to the same period of our 2010 fiscal year. However, figured as a percentage of our revenues, our total costs of goods sold were lower for the first six months of our 2011 fiscal year compared to the same period of our 2010 fiscal year. Our average cost per bushel of corn was approximately 64% higher during the first six months of our 2011 fiscal year compared to the same period of 2010.

Our natural gas costs decreased during the first six months of our 2011 fiscal year compared to the same period of 2010. Our total cost of natural gas was approximately 15% lower during the first six months of our 2011 fiscal year compared to the same period of 2010. Our natural gas consumption during the first six months of our 2011 fiscal year was approximately 1.3% higher compared to the first six months of our 2010 fiscal year. Management attributes this increase in our natural gas consumption with the 1.8% increase in ethanol production during the first six months of 2011 and an increase of approximately a 1.3% in the amount of distillers grains we sold.

We experienced an approximately $2,254,000 combined realized and unrealized gain for the six month period ended April 30, 2011 related to our corn and natural gas derivative instruments which decreased our cost of goods sold. By comparison, we experienced an approximately $130,000 combined realized and unrealized loss for the six months ended April 30, 2010 related to our corn, natural gas , and denaturant derivative instruments which increased our cost of goods sold. We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn, natural gas, and denaturant in cost of goods sold as the changes occur.  As corn, natural gas, and denaturant prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance.

Operating Expenses

Our operating expenses were relatively steady for the three month period ended April 30, 2011 when compared to the same period ended April 30, 2010. We continue to focus on increasing our operating efficiency and we strive to lower our operating expenses.

Other Income and Expense

We had other income for the six months ended April 30, 2011 of $60,365 compared to $120,097 for the six months ended April 30, 2010. Other income for the six months ended April 30, 2010 was higher as a result of a one-time energy rebated received during that period.

Included in other income and expense is our interest income and expense. Interest income was higher for the six month period ended April 30, 2011 compared to the same period of 2010 as a result of having more cash on hand during the 2011 period.

Our interest expense was lower for the first six months of our 2011 fiscal year compared to the same period of 2010 due to decreased borrowing on our credit facilities during the 2011 period.

Changes in Financial Condition for the Six Months Ended April 30, 2011

The following table highlights the changes in our financial condition for the six months ended April 30, 2011 from our previous fiscal year ended October 31, 2010:

	April 30, 2011	October 31, 2010
Current Assets	$20,211,060	$23,429,993
Current Liabilities	$4,161,115	$3,733,360
Long-Term Debt	$140,502	$171,298
Members' Equity	$52,947,788	$55,862,882

Total assets were approximately $57,249,000 at April 30, 2011 compared to approximately $59,768,000 at October 31, 2010. This decrease in total assets is primarily a result of a less cash and short term investments on hand for the first three months of our 2011 fiscal year as a result of the distribution payment of approximately $9,200,000 paid during the first quarter. We liquidated a number of our certificates of deposit and used a portion of our cash to make the distribution payment to members in December 2010. Also included in our total assets this period is approximately $804,000 in construction in progress. This is up from approximately $750,000 at October 31, 2010. Our construction in progress is related to the de-bottlenecking process we are implementing at our plant as we move toward an increased annual run rate. As of the date of this report our de-bottlenecking activities include the addition of a fourth mole sieve, a third hammer mill, a third liquefaction tank and a second slurry tank.

Current assets totaled approximately $20,211,000 at April 30, 2011, a decrease from approximately $23,430,000 at October 31, 2010. The change resulted primarily due to a decrease in cash and short term investments on hand for the first three months of our 2011 fiscal year as a result of the distribution payment of approximately $9,200,000 paid during the first quarter.

Total current liabilities increased and totaled approximately $4,161,000 at April 30, 2011 and $3,733,000 at October 31, 2010. Long term debt decreased from approximately $171,000 at October 31, 2010 to approximately $141,000 at April 30, 2011 as we continue to pay down our EDA loan.

Plant Operations

We are currently producing fuel-grade ethanol, distillers grains and crude corn oil for sale. Our plant has an approximate annual production capacity of 58 million gallons of denatured ethanol. During the second quarter of fiscal 2011, we obtained an amendment to our environmental permits allowing us to produce up to 70 million gallons of undenatured ethanol on a twelve month rolling sum basis. We intend to continue working to increase production to take advantage of the underutilized capacity of our plant.  Any plant bottlenecks are assessed and a cost benefit analysis is performed prior to further capital investment.

Our recent de-bottlenecking projects include:
•Modifications to our CO2 scrubber column equipment;
•Modifications to our distillation equipment;
•Installation of a Continuous Emissions Monitoring System (CEMS);
•Installation of a larger sieve feed pump;
•Addition of a second slurry tank and a third liquefaction tank; and
•Addition of a third hammer mill.

We are in the process of soliciting bids for several additional de-bottlenecking projects. Each of these projects help our facility to be more efficient, productive and improve the environmental aspects of our process. For the six month period ended April 30, 2011 we have incurred approximately $2,500,000 in costs associated with our construction projects.

We expect to have sufficient cash generated by continuing operations, current lines of credit and cash reserves to cover our usual operating costs, which consist primarily of our corn supply, our natural gas supply, de-bottlenecking projects, staffing expense, office expense, audit and legal compliance, working capital costs and debt service obligations.

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

The following chart shows the general price information released by the USDA in their National Weekly Energy Round-Up Report for ethanol through May 2011.

According to the Renewable Fuels Association (“RFA”), as of May 19, 2011, there were 207 ethanol plants nationwide with the capacity to produce approximately 14.4 billion gallons of ethanol annually. The RFA estimates that plants with an annual production capacity of approximately 14.0 billion gallons are currently operating and that approximately 3.27% of the nameplate production capacity is not currently operational. Management believes the production capacity of the ethanol industry is greater than ethanol demand which may begin to depress ethanol prices. This overcapacity issue may be exacerbated by increased production from plants that had previously slowed their rate of production or idled altogether due to poor operating margins.

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

The United States ethanol industry is exporting an increasing amount of ethanol. Granite Falls Energy recently began to export a potion of its ethanol production to the European market. The exportation of domestic ethanol has helped to mitigate the effects of the blend wall and has thereby helped to maintain ethanol price levels. We are excited to be participating in the export market, but would prefer that all of our domestically produced fuel could be utilized by the domestic market. Whether the export market continues to make economic sense for Granite Falls Energy will depend on domestic blend rates as well as global supply and demand for our product.

Trends and Uncertainties Impacting the Corn and Natural Gas Markets and Our Future Cost of Goods Sold

Our costs of our goods sold consist primarily of costs relating to the corn and natural gas supplies necessary to produce ethanol and distillers grains for sale. We grind approximately 1,660,000 bushels of corn each month. For the quarter ended April 30, 2011, our average cost of corn, net of hedging activity, was approximately $2.90 higher than our cost of corn for the same period ended April 30, 2010.

The market price of corn started to increase during December 2010 and has continued to rise well into May 2011.

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

As of April 30, 2011, the fair values of our derivative instruments are reflected as net assets in the amount of $1,220,310. As of October 31, 2010, we recorded a net asset for our derivative instruments in the amount of $752,500. There are several variables that could affect the extent to which our derivative instruments are impacted by fluctuations in the price of corn, ethanol, denaturant or natural gas. However, it is likely that commodity cash prices will have the greatest impact on the derivative instruments with delivery dates nearest the current cash price. As we move forward, additional protection may be necessary. As the prices of these hedged commodities move in reaction to market trends and information, our statement of operations will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for Granite Falls.

As of April 30, 2011, we had entered into derivative instruments to hedge 1,175,000 bushels of our future corn purchases through December 2011 for the purpose of minimizing risk from future market price fluctuations. We have used various option contracts as vehicles for these hedges.

As of April 30, 2011, we had price protection in place for approximately 17% of our natural gas needs through June 2011. As we move forward, we may determine that additional price protection for natural gas purchases is necessary to reduce our susceptibility to price increases. However, we may not be able to secure natural gas for prices less than current market price and we may not recover high costs of production resulting from high natural gas prices, which may raise our costs of production and reduce our net income.

The derivative accounts are reported at fair value as designated by our broker. We have categorized the cash flows related to the hedging activities in the same category as the item being hedged. We expect substantially all of our hedge positions outstanding as of April 30, 2011 to be realized and recognized by December 2011.

Critical Accounting Estimates

Management uses estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.

Liquidity and Capital Resources

The following table shows our cash flows for the six months ended April 30, 2011 and 2010:

	Six Months Ended January 31
	2011	2010
Net cash provided by operating activities	$6,385,330	$7,623,406
Net cash (used in) investing activities	886,788	(95,130)
Net cash (used in) financing activities	(9,227,290)	(4,702,829)

Operating Cash Flows. Cash provided by operating activities was approximately $6,400,000 for the six months ended April 30, 2011, which was a decrease of $1,200,000 from approximately $7,600,000 provided by operating activities for the six months ended April 30, 2010. Contributing to this decrease in cash provided by our operating activities is a reduction of approximately $1,500,000 in depreciation and amortization for the six months ended April 30, 2011. Currently, our capital needs are being adequately met through cash flows from our operating activities and our currently available credit facilities.

Investing Cash Flows. Cash provided by investing activities was approximately $886,788 for the six months ended April 30, 2011, compared to cash used in investing activities of $95,130 for the six months ended April 30, 2010. During the six months ended April 30, 2011 we had positive investing cash flow from the maturity of certain short term investments (certificates of deposit) in the amount of $3,500,000. These proceeds were partially offset by payment for construction in progress in the amount of approximately $2,500,000.

Financing Cash Flows. Cash used in financing activities was approximately $9,200,000 for the six months ended April 30, 2011, compared to $4,700,000 for the six months ended April 30, 2010. In the six months ended April 30, 2011, cash was used to pay a distribution to our members totaling approximately $9,200,000 and to decrease the principal balance on our remaining EDA loan.

Indebtedness

Short-Term Debt Sources

The Company has a Loan Agreement with Minnwest Bank M.V. of Marshall, MN (the “Bank”). Under the Loan Agreement, the Company has a revolving line of credit with a maximum of $6,000,000 available which is secured by a first mortgage on substantially all of our assets. The Company has outstanding letters of credit in the amount of approximately $436,000. These letters of credit reduce the amount available under the revolving line of credit to approximately $5,564,000. The interest rate on the revolving line of credit is at 0.25 percentage points above the prime rate as reported by the Wall Street Journal, with a minimum rate of 4.5%. The minimum interest rate was reduced in April 2011 from 5.0% to 4.5%. At April 30, 2011, the Company had no outstanding balance on this line of credit.

Long-Term Debt Sources

We currently have an outstanding note payable to the City of Granite Falls/Minnesota Investment Fund, bearing interest of 1.0% with principal and interest payments due in quarterly installments of $15,807, payable in full on June 15, 2014. This obligation is secured by a second mortgage on all of our assets. The outstanding balance at April 30, 2011 was $201,941.

Off-Balance Sheet Arrangements.

We currently have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to the impact of market fluctuations associated with interest rates and commodity prices as discussed below. We have no exposure to foreign currency risk as all of our business is conducted in U.S. Dollars. We use derivative financial instruments as part of an overall strategy to manage market risk. We use cash, futures and option contracts to hedge changes to the commodity prices of corn, ethanol and natural gas. We do not enter into these derivative financial instruments for trading or speculative purposes, nor do we designate these contracts as hedges for accounting purposes pursuant to the requirements of Generally Accepted Accounting Principles ("GAAP").

Interest Rate Risk

We are generally exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from our revolving line of credit and letters of credit with Minnwest Bank. As of April 30, 2011, we did not have an outstanding balance on this revolving line of credit. The specifics of these credit facilities are discussed in greater detail in “Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Short-Term Debt Sources.”

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

A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the fair value of our corn and natural gas prices and average ethanol price as of April 30, 2011, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from April 30, 2011. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of April 30, 2011	Approximate Adverse Change to Income
Natural Gas	1,340,000	MMBTU	10%	$636,500
Ethanol	50,000,000	Gallons	10%	$12,500,000
Corn	18,825,000	Bushels	10%	$13,177,500

Participation in Captive Reinsurance Company

We participate in a captive reinsurance company (“Captive”). The Captive reinsures losses related to workman's compensation, commercial property and general liability. Premiums are accrued by a charge to income for the period to which the premium relates and is remitted by our insurer to the captive reinsurer. The Captive reinsures losses in excess of a predetermined amount. The Captive insurer has estimated and collected a premium amount in excess of expected losses but less than the aggregate loss limits reinsured by the Captive. We have contributed limited capital surplus to the Captive that is available to fund losses should the actual losses sustained exceed premium funding. So long as the Captive is fully-funded through premiums and capital contributions to the aggregate loss limits reinsured, and the fronting insurers are financially strong, we can not be assessed over the amount of our current contributions.

Item 4.  Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit pursuant to the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosures.

Our management, including our Chief Executive Officer and General Manager (the principal executive officer), Tracey Olson, along with our Chief Financial Officer (the principal financial officer), Stacie Schuler, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2011. Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Our management, including our principal executive officer and principal financial officer, have reviewed and evaluated all changes in our internal control over financial reporting that occurred during the quarter ended April 30, 2011 and there have been no changes that have materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

The following risk factors are provided due to material changes from the risk factors previously disclosed in our annual report on Form 10-K. The risk factors set forth below should be read in conjunction with the risk factors section and the Management's Discussion and Analysis section for the fiscal year ended October 31, 2010, included in our annual report on Form 10-K.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (REMOVED AND RESERVED)

Item 5. Other Information

None.

Item 6. Exhibits.

(a)	The following exhibits are filed as part of this report.

Exhibit No.	Exhibit	Filed Herewith	Incorporated by Reference
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)	X
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)	X
32.1	Certificate Pursuant to 18 U.S.C. Section 1350	X
32.2	Certificate Pursuant to 18 U.S.C. Section 1350	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANITE FALLS ENERGY, LLC

Date:	June 14, 2011	/s/ Tracey L. Olson
Tracey L. Olson
Chief Executive Officer

Date:	June 14, 2011	/s/ Stacie Schuler
Stacie Schuler
Chief Financial Officer