Form 10-Q
period 2011-07-31
Granite Falls Energy, LLC
filed 2011-09-14
CIK 1181749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended July 31, 2011

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
☒ Yes     ☐ No

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
☐ Yes     ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of September 14, 2011 there were 30,656 membership units outstanding.

PART I    FINANCIAL INFORMATION

Item 1. Financial Statements

GRANITE FALLS ENERGY, LLC
Condensed Balance Sheets

ASSETS	July 31, 2011	October 31, 2010
	(Unaudited)
Current Assets
Cash	$12,068,704	$10,664,225
Short-term investments	—	3,500,000
Restricted cash	830,490	901,500
Accounts receivable	4,598,853	3,164,209
Inventory	5,487,540	4,330,670
Commodity derivative instruments	121,963	752,500
Prepaid expenses and other current assets	156,459	116,889
Total current assets	23,264,009	23,429,993

Property, Plant and Equipment
Land and improvements	3,499,181	3,496,697
Railroad improvements	4,121,148	4,121,148
Process equipment and tanks	62,804,591	59,897,350
Administration building	279,734	279,734
Office equipment	154,072	135,912
Rolling stock	642,908	558,633
Construction in progress	954,542	746,008
	72,456,176	69,235,482
Less accumulated depreciation	35,837,200	32,907,985
Net property, plant and equipment	36,618,976	36,327,497

Other Assets
Deferred financing costs, net of amortization	8,169	10,050

Total Assets	$59,891,154	$59,767,540

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC
Condensed Balance Sheets

LIABILITIES AND MEMBERS' EQUITY	July 31, 2011	October 31, 2010
	(Unaudited)
Current Liabilities
Current portion long-term debt	$61,593	$61,133
Accounts payable	1,939,319	1,305,062
Corn payable to FCE - related party	2,935,111	1,931,226
Accrued liabilities	295,415	435,939
Total current liabilities	5,231,438	3,733,360

Long-Term Debt, less current portion	125,046	171,298

Commitments and Contingencies

Members' Equity, 30,656 units authorized, issued and oustanding	54,534,670	55,862,882

Total Liabilities and Members’ Equity	$59,891,154	$59,767,540

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC
Condensed Statements of Operations

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	July 31, 2011	July 31, 2010	July 31, 2011	July 31, 2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$45,414,923	$23,632,382	$110,669,020	$69,294,943

Cost of Goods Sold - primarily related party	43,346,542	22,245,564	101,362,371	63,831,087

Gross Profit	2,068,381	1,386,818	9,306,649	5,463,856

Operating Expenses	517,900	467,389	1,534,827	1,439,101

Operating Income	1,550,481	919,429	7,771,822	4,024,755

Other Income (Expense)
Other income, net	13,754	2,699	21,094	89,107
Interest income	23,144	18,152	82,145	60,423
Interest expense	(497)	(1,261)	(6,473)	(9,843)
Total other income, net	36,401	19,590	96,766	139,687

Net Income	$1,586,882	$939,019	$7,868,588	$4,164,442

Weighted Average Units Outstanding - Basic and Diluted	30,656	30,656	30,656	30,656

Net Income Per Unit - Basic and Diluted	$51.76	$30.63	$256.67	$135.84

Distributions Per Unit - Basic and Diluted	$—	$—	$300.00	$150.00

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC
Statements of Cash Flows

	Nine Months Ended	Nine Months Ended
	July 31, 2011	July 31, 2010
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net income	$7,868,588	$4,164,442
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	2,931,096	5,183,572
Change in fair value of derivative instruments	(1,142,583)	402,602
Change in operating assets and liabilities
Restricted cash	71,010	374,185
Derivative instruments	1,773,120	(122,866)
Accounts receivable	(1,434,644)	904,742
Inventory	(1,156,870)	(249,618)
Prepaid expenses and other current assets	(39,570)	14,458
Accounts payable	1,638,142	(492,271)
Accrued liabilities	(140,524)	198,986
Net Cash Provided by Operating Activities	10,367,765	10,378,232

Cash Flows from Investing Activities
Proceeds from maturity of short-term investments	3,500,000	—
Payments for capital expenditures	(128,817)	(92,038)
Payments for construction in process	(3,091,877)	(50,712)
Net Cash Provided by (Used in) Investing Activities	279,306	(142,750)

Cash Flows from Financing Activities
Payments on long-term debt	(45,792)	(122,441)
Member distributions paid	(9,196,800)	(4,598,400)
Net Cash Used in Financing Activities	(9,242,592)	(4,720,841)

Net Increase in Cash	1,404,479	5,514,641

Cash - Beginning of Period	10,664,225	5,716,506

Cash - End of Period	$12,068,704	$11,231,147

Supplemental Cash Flow Information
Cash paid during the period for:
Interest expense	$6,489	$10,412

Supplemental Disclosure of Noncash Investing Activities

Transfer of construction in process to fixed assets	$2,883,343	$215,260

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC
Notes to UNAUDITED Condensed Financial Statements
July 31, 2011

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed balance sheet as of October 31, 2010 is derived from audited financial statements. The unaudited interim condensed financial statements of Granite Falls Energy, LLC (the “Company”) reflect all adjustments consisting only of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of financial position and results of operations and cash flows. The results for the three and nine month periods ended July 31, 2011 are not necessarily indicative of the results that may be expected for a full fiscal year. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) are condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), although the Company believes that the disclosures made are adequate to make the information not misleading. These condensed financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in its annual report for the year ended October 31, 2010 filed on Form 10-K with the SEC.

Nature of Business

Granite Falls Energy, LLC (“GFE” or the “Company”) is a Minnesota limited liability company currently producing fuel-grade ethanol, distillers grains, and crude corn oil near Granite Falls, Minnesota and sells these products throughout the continental United States and on the international market. GFE's plant has an approximate annual production capacity of 60 million gallons. However, until recently the plant was only permitted to produce 49.9 million gallons of undenatured ethanol on a twelve month rolling sum basis. During the second quarter of fiscal 2011, the Company obtained an amendment to its environmental permits allowing the Company to produce up to 70 million gallons of undenatured ethanol on a twelve month rolling sum basis.

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
July 31, 2011

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

Additionally, the Company is required to evaluate its contracts to determine whether the contracts are derivatives. Certain contracts that literally meet the definition of a derivative may be exempted as “normal purchases or normal sales.” Normal purchases and normal sales are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business. Contracts that meet the requirements of normal purchases or sales are documented as normal and exempted from derivative accounting and reporting requirements, and therefore, are not marked to market in our financial statements.

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

The Company reports its derivative position under the authoritative guidance related to “Derivatives and Hedging,” and has included the required enhanced quantitative and qualitative disclosure about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses from derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. See further discussion in Note 4.

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

3. INVENTORY

Inventories consist of the following:

GRANITE FALLS ENERGY, LLC
Notes to UNAUDITED Condensed Financial Statements
July 31, 2011

	July 31, 2011	October 31, 2010
Raw materials	$1,887,211	$1,549,762
Spare parts	513,509	497,793
Work in process	1,093,941	827,299
Finished goods	1,992,879	1,455,816
Totals	$5,487,540	$4,330,670
The Company performs a lower of cost or market analysis on inventory to determine if the market values of certain inventories are less than their carrying value, which is attributable primarily to decreases in market prices of corn and ethanol.

GRANITE FALLS ENERGY, LLC
Notes to UNAUDITED Condensed Financial Statements
July 31, 2011

4.    DERIVATIVE INSTRUMENTS

As of July 31, 2011, the total notional amount of the Company's outstanding corn derivative instruments was approximately 1,690,000 bushels that were entered into to hedge forecasted corn purchases through December 2011. There may be offsetting positions that are shown on a net basis that could lower the notional amount of positions outstanding as disclosed above.

The following tables provide details regarding the Company's derivative instruments at July 31, 2011, none of which are designated as hedging instruments:

	Balance Sheet location	Assets	Liabilities

Corn contracts	Derivative instruments	$121,963	$—

Totals		$121,963	$—

In addition, as of July 31, 2011 the Company maintained $230,490 of restricted cash related to margin requirements for the Company's commodity derivative instrument positions. Based on the valuation of the open positions on hand at July 31, 2011, the Company was required to make an additional margin call payment of approximately $239,000 on August 1, 2011.

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

The following tables provide details regarding the gains and (losses) from Company's derivative instruments in statements of operations, none of which are designated as hedging instruments:

	Statement of	Three Months Ended July 31,
	Operations location	2011	2010

Ethanol contracts	Revenue	$5,920	$—
Corn contracts	Cost of Goods Sold	(1,093,853)	(12,257)
Natural gas contracts	Cost of Goods Sold	(13,360)	—
Denaturant contracts	Cost of Goods Sold	—	(58,757)

Net gain (loss)		$(1,101,293)	$71,014

	Statement of	Nine Months Ended July 31,
	Operations location	2011	2010

Ethanol contracts	Revenue	$(4,626)	$(103,132)
Corn contracts	Cost of Goods Sold	1,151,754	(191,511)
Natural gas contracts	Cost of Goods Sold	(4,545)	(113,710)
Denaturant contracts	Cost of Goods Sold	—	5,751

Net gain (loss)		$1,142,583	$(402,602)

GRANITE FALLS ENERGY, LLC
Notes to UNAUDITED Condensed Financial Statements
July 31, 2011

5.    REVOLVING LINE OF CREDIT

The Company has a Loan Agreement with a bank. Under the Loan Agreement, the Company has a revolving line of credit with a maximum of $6,000,000 available through April 2012 and is secured by substantially all of the Company's assets. The interest rate on the revolving line of credit is at 0.25 percentage points above the prime rate as reported by the Wall Street Journal, with a minimum rate of 4.5%. The interest rate on the revolving line of credit at July 31, 2011 was 4.5%, the minimum rate under the terms of the agreement. At July 31, 2011 and October 31, 2010, the Company had no outstanding balance on this line of credit. The Company is required to maintain a savings account balance with the Bank totaling 10% of the maximum amount available on the line of credit to serve as collateral on this line of credit.  At both July 31, 2011 and October 31, 2010, this amount totaled $600,000 and is included in restricted cash.

At July 31, 2011, the Company also had letters of credit totaling $435,928 with the bank as part of a credit requirement of Northern Natural Gas. These letters of credit reduce the amount available under the revolving line of credit to approximately $5,564,000.

6.    LONG-TERM DEBT

Long-term debt consists of the following:

	July 31, 2011	October 31, 2010
Economic Development Authority (“EDA”) Loans:
City of Granite Falls / Minnesota Investment Fund (“MIF”), principal and interest due quarterly, interest rate of 1.00%, originally set to mature in June 2014, and secured by a second mortgage on all of the assets of the Company	$186,639	$232,431

Less: Current Maturities	(61,593)	(61,133)

Total Long-Term Debt	$125,046	$171,298

On August 26, 2011, Granite Falls repaid an outstanding note payable to the City of Granite Falls in the amount of approximately $187,000. Granite Falls had been making scheduled payments on this loan since February 2006 and was scheduled to have the the loan repaid in June 2014. Granite Falls decided to repay the loan early and is now free of any long term debt obligations.

7. LEASES

The Company has a lease agreement with a leasing company for 75 hopper cars to assist with the transport of distiller's grains by rail. In November 2010, the original lease was renewed for an additional five-year period. Based on final manufacturing and interest costs, the Company will pay the leasing company $620 per car per month plus $0.03 per mile traveled in excess of 36,000 miles per car per year. Rent expense for these leases was $137,049 and $151,401 for the three month periods ended July 31, 2011 and 2010, respectively.

At July 31, 2011, the Company had lease agreements with three leasing companies for 147 rail car leases for the transportation of the Company's ethanol with various maturity dates through October 2017. The rail car lease payments are due monthly in the aggregate amount of approximately $89,000. Rent expense for these leases was $318,272 and $264,929 for the three month periods ended July 31, 2011 and 2010, respectively.

In March 2011, the Company amended an existing lease for an additional 30 rail cars for the transportation of the Company's ethanol. The lease term is for five years. The rail car lease payments are due monthly in the aggregate amount of approximately $16,350 ($545 per car).

8. MEMBERS' EQUITY

The Company has one class of membership units.   The units have no par value and have identical rights, obligations and privileges.  Income and losses are allocated to all members based upon their respective percentage of units held. As of July 31, 2011, and October 31, 2010, the Company had 30,656 membership units issued and outstanding.

GRANITE FALLS ENERGY, LLC
Notes to UNAUDITED Condensed Financial Statements
July 31, 2011

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

•	Level 2 inputs include the following:

◦	Quoted prices in active markets for similar assets or liabilities.

◦	Quoted prices in markets that are not active for identical or similar assets or liabilities.

◦	Inputs other than quoted prices that are observable for the asset or liability.

◦	Inputs that are derived primarily from or corroborated by observable market data by correlation or other means.

•	Level 3 inputs are unobservable inputs for the asset or liability.

The following table provides information on those assets measured at fair value on a recurring basis at July 31, 2011.

	Carrying Amount in Balance Sheet July 31, 2011	Fair Value July 31, 2011	Fair Value Measurement Using
			Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial Assets:
Commodity derivative instruments	$121,963	$121,963	$121,963	$—	$—

The fair value of the derivative instruments are based on quoted market prices in an active market.

The following table provides information on those assets and liabilities measured at fair value on a recurring basis at October 31, 2010.

	Carrying Amount in Balance Sheet October 31, 2010	Fair Value October 31, 2010	Fair Value Measurement Using
			Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial Assets:
Commodity derivative instruments	$752,500	$752,500	$ 752,500	$—	$—

The fair value of the derivative instruments are based on quoted market prices in an active market.

10. COMMITMENTS AND CONTINGENCIES

Grain Procurement Agreement and Purchase Commitments

The Company has a grain procurement agreement with Farmers Cooperative Elevator (FCE), a member. Under the current agreement, the Company agrees to purchase all of the corn needed for the operation of the plant from FCE. The price of the corn

GRANITE FALLS ENERGY, LLC
Notes to UNAUDITED Condensed Financial Statements
July 31, 2011

purchased will be the price established pursuant to the formula contained in the grain procurement agreement for the Company plus a set fee per bushel. At July 31, 2011, the Company had basis contracts for forward corn purchase commitments with FCE for 4,415,502 bushels for August through October 15, 2011.

Ethanol Contracts

At July 31, 2011, the Company had fixed price forward contracts to sell approximately $13,143,130 of ethanol for various delivery periods from August 2011 through September 2011.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three and nine months periods ended July 31, 2011, compared to the same period of the prior fiscal year. This discussion should be read in conjunction with the condensed financial statements and notes and the information contained in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2010.

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

Overview

Granite Falls Energy, LLC (“Granite Falls” or the “Company”) is a Minnesota Limited Liability Company formed on December 29, 2000.

We are currently producing fuel-grade ethanol, distillers grains and crude corn oil for sale. Our plant has an approximate annual production capacity of 60 million gallons of denatured ethanol. During the second quarter of fiscal 2011, we obtained an amendment to our environmental permits allowing us to produce up to 70 million gallons of undenatured ethanol on a twelve month rolling sum basis. We intend to continue working toward increasing production to take advantage of the underutilized capacity of our plant as long as we believe it is profitable to do so.

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

Results of Operations for the Three Months Ended July 31, 2011 and 2010

The following table shows the results of our operations and the approximate percentage of revenues, costs of goods sold, operating expenses and other items to total revenues in our unaudited statements of operations for the three months ended July 31, 2011 and 2010:

	2011		2010
Income Statement Data	Amount	%	Amount	%
Revenue	$45,414,923	100.0%	$23,632,382	100.0%
Cost of Goods Sold	43,346,542	95.4%	22,245,564	94.1%
Gross Profit	2,068,381	4.6%	1,386,818	5.9%
Operating Expenses	517,900	1.1%	467,389	2.0%
Operating Income	1,550,481	3.4%	919,429	3.9%
Other Income, net	36,401	0.1%	19,590	0.1%
Net Income	$1,586,882	3.5%	$939,019	4.0%

Revenues

Our revenues from operations come from three primary sources: sales of fuel ethanol, sales of distillers grains and sales of corn oil.

The following table shows the sources of our revenue for the three months ended July 31, 2011:

Revenue Sources	Amount	Percentage of Total Revenues

Ethanol sales	$38,254,903	84.2%
Distillers grains sales	6,014,127	13.2%
Corn oil sales	1,139,973	2.6%
Ethanol derivative activity gains	5,920	—%
Total Revenues	$45,414,923	100.0%

The following table shows the sources of our revenue for the three months ended July 31, 2010:

Revenue Sources	Amount	Percentage of Total Revenues

Ethanol sales	$20,093,477	85.0%
Distillers grains sales	3,035,665	12.5%
Corn oil sales	503,240	2.5%
Total Revenues	$23,632,382	100.0%

Revenues

In the three month period ended July 31, 2011, ethanol sales comprised approximately 84.2% of our revenues and distillers grains sales comprised 13.2% percent of our revenues, while corn oil sales comprised 2.6% of our revenues. For the three month period ended July 31, 2010, ethanol sales comprised 85.0% of our revenue, and distillers grains sales comprised 12.5% of our revenue, without including ethanol derivatives, while corn oil sales comprised 2.5% of our revenues.

Management believes that distillers grains represent a larger portion of our revenues during the three months ended July 31, 2011 compared to the same period of 2010 as a result of significantly higher prices of distillers grains sold during our third fiscal quarter of 2011 compared to the same period of 2010. The price received for our dried distillers grains in the three month period ended July 31, 2011 was approximately 93% higher than the price we received during the three months ended July 31, 2010. Management believes these higher distillers grains prices are a result of the high price of other feed products available to livestock producers. We anticipate that the market price of our dried distillers grains will continue to be volatile as a result of changes in the price of corn and competing animal feed substitutes such as soybean meal. Volatility in distillers grains supplies related to changes in ethanol production is another factor that may impact the sales price of our distillers grains.

Corn oil represented approximately the same portion of our revenues during the three months ended July 31, 2011 as it did for the same period of 2010. Corn oil sales accounted for approximately 2.6% of our revenues during our quarter ended July 31, 2011 compared to 2.5% for our quarter ended July 31, 2010. The price we received for our corn oil increased by approximately 87% during the three month ended July 31, 2011 compared to the same period of 2010. In addition, total volume sold increased by 20%. Management attributes this increase in corn oil prices to increased use of corn oil in biodiesel production and animal feed.  However, management anticipates that corn oil prices may not be sustainable in the future as more corn oil enters the market or if the incentives for biodiesel production are reduced or eliminated.  This could negatively impact our corn oil revenue.

The average ethanol sales price we received for the three month period ended July 31, 2011 was approximately 68% higher than our average ethanol sales price for the comparable 2010 period. Management attributes the increase in our average ethanol sales price to the high price of petroleum based products such as gasoline along with the increase in corn prices. Also contributing to this increase in ethanol prices is the lack of Brazilian ethanol imports combined with an increase in the exportation of domestic ethanol. Recent geopolitical events in northern Africa and the Middle East have caused significant uncertainty about the global supply of crude oil and other petroleum based products. Management anticipates that the price of ethanol will continue to be volatile during our 2011 fiscal year as a result of these factors.

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

Our results of operations for our 2011 fiscal year will continue to be affected by volatility in the commodity markets. If plant operating margins are negative for an extended period of time, management anticipates that this could impact our liquidity. Management believes the industry will need to continue to grow demand and further develop an ethanol distribution system to facilitate additional blending of ethanol and gasoline to offset the increased supply brought to the marketplace by additional production. Going forward, we are optimistic that ethanol demand will continue to grow and ethanol distribution will continue to expand as a result of the positive blend economics that are currently available to the gasoline refiners and blenders.

Cost of Sales

Our costs of goods sold as a percentage of revenues were 95.4% for the three month period ended July 31, 2011 compared to 94.1% for the same period of 2010. Our two largest costs of production are corn (82.3% of cost of goods sold for our three months ended July 31, 2011) and natural gas (4.2% of cost of goods sold for our three months ended July 31, 2011). Our cost of goods sold increased to $43,346,542 for the three months ended July 31, 2011 from $22,245,564 in the three months ended July 31, 2010. Our per bushel corn costs increased by approximately 111.6% for the three months ended July 31, 2011 as compared to the same period for our 2010 fiscal year. Our increased cost of corn was the primary factor driving up our costs of goods sold. Management anticipates that corn prices will remain high throughout the rest of our 2011 fiscal year and perhaps into the 2012 fiscal year, especially if domestic corn production is lower than current USDA forecasts. We expect continued volatility in the corn market through the end of our fiscal year.

For the three month period ended July 31, 2011, we experienced an increase of approximately 5.2% in our overall natural gas costs compared to the same period of 2010. We attribute this increase in natural gas costs to an approximate 10.8% increase in ethanol production. We expect the market price for natural gas to remain steady in the near term as we continue to enjoy an abundant supply of domestic natural gas, due in part to the continued commissioning of new, highly productive natural gas wells.

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

We experienced an approximately $1,107,000 combined realized and unrealized loss for the three month period ended July 31, 2011 related to our corn and natural gas derivative instruments which increased our cost of goods sold. By comparison, we experienced an approximately $71,000 combined realized and unrealized loss for the three months ended July 31, 2010 related to our corn, natural gas, and denaturant derivative instruments which increased our cost of goods sold. We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn and natural gas in cost of goods sold as the changes occur.  As corn and natural gas prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance.

Operating Expense

Our operating expenses as a percentage of revenues were relatively steady for the three month period ended July 31, 2011 when compared to the same period ended July 31, 2010. We continue to focus on increasing our operating efficiency and we strive to lower our operating expenses.

Operating Income

Our income from operations for the three months ended July 31, 2011 was 3.4% of our revenues compared to income of approximately 3.9% of our revenues for the three months ended July 31, 2010. For the three months ended July 31, 2011, we reported operating income of $1,550,481 and for the three months ended July 31, 2010, we had operating income of $919,429. This increase in our operating income is primarily due to the increases in our ethanol and distillers grains revenues keeping up with the escalating price of corn.

Other Income and Expense

We had other income for the three months ended July 31, 2011 of $36,401 compared to other income of $19,590 for the three months ended July 31, 2010.

Included in other income and expense is our interest income and expense. Interest expense for the three months ended July 31, 2011, was less that one tenth of one percent of our revenue and totaled approximately $497, compared to approximately $1,261 of interest expense for the three months ended July 31, 2010. The interest expense incurred during the three months ended July 31, 2011 is attributable to our low interest loan obtained through a local economic development authority and the upfront one percent fee on our letters of credit. On August 26, 2011, subsequent to quarter ended July 31, 2011, the board of governors decided to repay this loan in the amount of approximately $187,000.

Our interest income was lower for the three months ended July 31, 2011 when compared to the three months ended July 31, 2010. This reduction in interest income is primarily a result of us having used a portion of our cash on hand to make a distribution to our unit holders in the amount of approximately $9,200,000 in December 2010.

Results of Operations for the Nine Months Ended July 31, 2011 and 2010

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the nine months ended July 31, 2011 and 2010:

	2011		2010
Income Statement Data	Amount	%	Amount	%
Revenue	$110,669,020	100.0%	$69,294,943	100.0%
Cost of Goods Sold	101,362,371	91.6%	63,831,087	92.1%
Gross Profit	9,306,649	8.4%	5,463,856	7.9%
Operating Expenses	1,534,827	1.4%	1,439,101	2.1%
Operating Income	7,771,822	7.0%	4,024,755	5.8%
Other Income	96,766	0.1%	139,687	0.2%
Net Income	$7,868,588	7.1%	$4,164,442	6.0%

The following table shows the sources of our revenue for the nine months ended July 31, 2011:

Revenue Sources	Amount	Percentage of Total Revenues

Ethanol sales	$92,052,005	83.2%
Distillers grains sales	15,851,797	14.3%
Corn oil sales	2,769,843	2.5%
Ethanol derivative activity losses	(4,625)	—%
Total Revenues	$110,669,020	100.0%

The following table shows the sources of our revenue for the nine months ended July 31, 2010 :

Revenue Sources	Amount	Percentage of Total Revenues

Ethanol sales	$59,271,277	85.5%
Distillers grains sales	8,894,621	12.8%
Corn oil sales	1,232,176	1.8%
Ethanol derivative activity losses	(103,131)	(0.1)%
Total Revenues	$69,294,943	100.0%

Revenues

Our total revenues were higher for the nine month period ended July 31, 2011 compared to the same period of 2010. This increase in revenue is a result of a significant increase in the average price we received for our ethanol during the first nine months of our 2011 fiscal year compared to the same period of 2010. We sold approximately 5.7% more gallons of ethanol during the nine month period ended July 31, 2011 compared to the same period of 2010, however the price we received for our ethanol was approximately 46.8% higher for the nine month period ended July 31, 2011 compared to the same period of 2010. Management attributes this increase in ethanol prices with higher gasoline and oil prices and the lack of Brazilian ethanol imports combined with an increase in the exportation of domestic ethanol. In addition, the average price of our corn oil and distiller grains significantly increased during the first nine months of our 2011 fiscal year compared to the same period of 2010.

The average price we received for our dried distillers grains was approximately 74.7% higher for the first nine months of our 2011 fiscal year compared to the same period of 2010. In addition, the average price we received for our modified distillers grains was approximately 34.3% higher for the first nine months of our 2011 fiscal year compared to the same period of 2010. We sold more tons of dried distillers grains and fewer tons of modified distillers grains during the first nine months of our 2011 fiscal year compared to the same period of 2010. Management attributes these changes to supply and demand forces in the distillers grains market.

We sold approximately 25% more pounds of corn oil during the first nine months of our 2011 fiscal year compared to the same period of 2010. In addition to the increase in corn oil sales, the average price per pound of corn oil increased by approximately 79.5% for the first nine months of our 2011 fiscal year compared to the same period of 2010.

Cost of Goods Sold

Our costs of goods sold were significantly higher for the first nine months of our 2011 fiscal year compared to the same period of our 2010 fiscal year. However, figured as a percentage of our revenues, our total costs of goods sold were lower for the first nine months of our 2011 fiscal year compared to the same period of our 2010 fiscal year. Our average cost per bushel of corn was approximately 81.2% higher during the first nine months of our 2011 fiscal year compared to the same period of 2010.

Our natural gas costs decreased during the first nine months of our 2011 fiscal year compared to the same period of 2010. Our total cost of natural gas was approximately 9.1% lower during the first nine months of our 2011 fiscal year compared to the same period of 2010. Our natural gas consumption during the first nine months of our 2011 fiscal year was approximately 2.1% higher compared to the first nine months of our 2010 fiscal year. Management attributes this increase in our natural gas consumption with the 5.7% increase in ethanol production during the first nine months of 2011 and an increase of approximately a 12.8% in the amount of dried distillers grains we sold.

We experienced an approximately $1,147,000 combined realized and unrealized gain for the nine month period ended July 31, 2011 related to our corn and natural gas derivative instruments which decreased our cost of goods sold. By comparison, we experienced an approximately $299,500 combined realized and unrealized loss for the nine months ended July 31, 2010 related to our corn, natural gas, and denaturant derivative instruments which increased our cost of goods sold. We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn, natural gas, and denaturant in cost of goods sold as the changes occur.  As corn, natural gas, and denaturant prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance.

Operating Expenses

Our operating expenses were relatively steady for the nine month period ended July 31, 2011 when compared to the same period ended July 31, 2010. We continue to focus on increasing our operating efficiency and we strive to lower our operating expenses.

Other Income and Expense

We had other income for the nine months ended July 31, 2011 of $96,766 compared to $139,687 for the nine months ended July 31, 2010. Other income for the nine months ended July 31, 2010 was higher as a result of a one-time energy rebate received during that period.

Included in other income and expense is our interest income and expense. Interest income was higher for the nine month period ended July 31, 2011 compared to the same period of 2010 as a result of having more cash on hand during the 2011 period. Our interest expense was lower for the first nine months of our 2011 fiscal year compared to the same period of 2010 due to a reduction in the outstanding balance on our EDA loan.

Changes in Financial Condition for the Nine Months Ended July 31, 2011

The following table highlights the changes in our financial condition for the nine months ended July 31, 2011 from our previous fiscal year ended October 31, 2010:

	July 31, 2011	October 31, 2010
Current Assets	$23,264,009	$23,429,993
Current Liabilities	$5,231,438	$3,733,360
Long-Term Debt	$125,046	$171,298
Members' Equity	$54,534,670	$55,862,882

Total assets were approximately $59,891,000 at July 31, 2011 compared to approximately $59,768,000 at October 31, 2010. This slight increase in total assets is primarily a result of a more cash on hand for the first nine months of our 2011 fiscal year compare to October 31, 2010. Also included in our total assets this period is approximately $955,000 in construction in progress. This is up from approximately $746,000 at October 31, 2010. Our construction in progress is related to the de-bottlenecking process we are implementing at our plant as we move toward an increased annual run rate. As of the date of this report our de-bottlenecking activities include the addition of a fourth mole sieve, a third hammer mill, a third liquefaction tank and a second slurry tank.

Current assets totaled approximately $23,264,000 at July 31, 2011, which is comparable to our current assets as of October 31, 2010.

Total current liabilities increased and totaled approximately $5,231,000 at July 31, 2011 and $3,733,360 at October 31, 2010. Long term debt decreased from approximately $171,300 at October 31, 2010 to approximately $125,000 at July 31, 2011 as we continue to pay down our EDA loan.

Plant Operations

We are currently producing fuel-grade ethanol, distillers grains and crude corn oil for sale. Our plant has an approximate annual production capacity of 60 million gallons of denatured ethanol. During the second quarter of fiscal 2011, we obtained an amendment to our environmental permits allowing us to produce up to 70 million gallons of undenatured ethanol on a twelve month rolling sum basis. We intend to continue working to increase production to take advantage of the underutilized capacity of our plant.  Any plant bottlenecks are assessed and a cost benefit analysis is performed prior to further capital investment.

Our recent de-bottlenecking projects include:
•Modifications to our CO2 scrubber column equipment;
•Modifications to our distillation equipment;
•Installation of a Continuous Emissions Monitoring System (CEMS);
•Installation of a larger sieve feed pump;
•installation of a fourth mole sieve
•Addition of a second slurry tank and a third liquefaction tank; and
•Addition of a third hammer mill.

We are in the process of soliciting bids for several additional de-bottlenecking projects. Each of these projects help our facility to be more efficient, productive and improve the environmental aspects of our process. For the nine month period ended July 31, 2011 we have incurred approximately $3,100,000 in costs associated with our construction projects.

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

The following chart shows the general price information released by the USDA in their National Weekly Energy Round-Up Report for ethanol through August 2011.

According to the Renewable Fuels Association (“RFA”), as of August 8, 2011, there were 209 ethanol plants nationwide with the capacity to produce approximately 14.7 billion gallons of ethanol annually. The RFA estimates that plants with an annual production capacity of approximately 14.2 billion gallons are currently operating and that approximately 3.4% of the nameplate production capacity is not currently operational. Management believes the production capacity of the ethanol industry is greater than ethanol demand which may begin to depress ethanol prices. This overcapacity issue may be exacerbated by increased production from plants that had previously slowed their rate of production or idled altogether due to poor operating margins.

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

The United States ethanol industry is exporting an increasing amount of ethanol. Granite Falls Energy recently began to export a portion of its ethanol production to the European market. The exportation of domestic ethanol has helped to mitigate the effects of the blend wall and has thereby helped to maintain ethanol price levels. We are excited to be participating in the export market, but would prefer that all of our domestically produced fuel could be utilized by the domestic market. Whether the export market continues to make economic sense for Granite Falls Energy will depend on domestic blend rates as well as global supply and demand for our product.

Trends and Uncertainties Impacting the Corn and Natural Gas Markets and Our Future Cost of Goods Sold

Our costs of our goods sold consist primarily of costs relating to the corn and natural gas supplies necessary to produce ethanol and distillers grains for sale. We grind approximately 1,700,000 bushels of corn each month. For the quarter ended July 31, 2011, our average cost of corn, net of hedging activity, was approximately $3.70 higher than our cost of corn for the same period ended July 31, 2010.

The market price of corn started to increase during December 2010 and has continued to rise. Management attributes this increase in corn prices with uncertainty regarding an imbalance between corn supply and demand. Management anticipates that corn prices will continue to be volatile and will be subject to weather factors that may influence corn prices during the 2011 growing season. On August 11, 2011 the USDA forecast domestic corn production to be 12.9 billion bushes, up 4 percent from 2010. The USDA predicted corn yields to average 153 bushels per acre. However, since that time dry conditions have caused private analysts to reduce forecast yields in a number of areas across the corn belt. If a period of high corn prices were to be sustained for some time, such pricing may reduce our ability to generate income because of the higher cost of operating our plant.

Natural gas is also an important input commodity to our manufacturing process. Our natural gas usage is approximately 120,000 million British thermal units (mmBTU) per month. We continue to work to find ways to limit our natural gas price risk through efficient usage practices, research of new technologies, and pricing and hedging strategies. We use a marketing firm and an energy consultant for our natural gas procurement and will work with them on an ongoing basis to mitigate our exposure to volatile gas prices.

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

As of July 31, 2011, the fair values of our derivative instruments are reflected as net assets in the amount of $121,963 As of October 31, 2010, we recorded a net asset for our derivative instruments in the amount of $752,500. There are several variables that could affect the extent to which our derivative instruments are impacted by fluctuations in the price of corn, ethanol, denaturant or natural gas. However, it is likely that commodity cash prices will have the greatest impact on the derivative instruments with delivery dates nearest the current cash price. As we move forward, additional protection may be necessary. As the prices of these hedged commodities move in reaction to market trends and information, our statement of operations will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for Granite Falls.

As of July 31, 2011, we had entered into derivative instruments to hedge 1,690,000 bushels of our future corn purchases through December 2011. In addition, we have 4,400,000 million bushels of fixed basis contracts for forward corn purchase commitments for August through October 15, 2011. These contracts hope to minimize risk from future market price fluctuations ans basis fluctuations.

As of July 31, 2011, we had price protection in place for approximately 42% of our natural gas needs through September 2011. As we move forward, we may determine that additional price protection for natural gas purchases is necessary to reduce our susceptibility to price increases. However, we may not be able to secure natural gas for prices less than current market price and we may not recover high costs of production resulting from high natural gas prices, which may raise our costs of production and reduce our net income.

The derivative accounts are reported at fair value. We have categorized the cash flows related to the hedging activities in the same category as the item being hedged. We expect substantially all of our hedge positions outstanding as of July 31, 2011 to be realized and recognized by December 2011.

Critical Accounting Estimates

Management uses estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.

Liquidity and Capital Resources

The following table shows our cash flows for the nine months ended July 31, 2011 and 2010:

	Nine Months Ended July 31
	2011	2010
Net cash provided by operating activities	$10,367,765	$10,378,232
Net cash provided by (used in) investing activities	279,306	(142,750)
Net cash (used in) financing activities	(9,242,592)	(4,720,841)

Operating Cash Flows. Cash provided by operating activities was approximately $10,400,000 for the nine months ended July 31, 2011, which was consistent with the approximately $10,400,000 provided by operating activities for the nine months ended July 31, 2010. Currently, our capital needs are being adequately met through cash flows from our operating activities and our currently available credit facilities.

Investing Cash Flows. Cash provided by investing activities was approximately $279,000 for the nine months ended July 31, 2011, compared to cash used in investing activities of $143,000 for the nine months ended July 31, 2010. During the nine months ended July 31, 2011 we had positive investing cash flow from the maturity of certain short term investments (certificates of deposit) in the amount of $3,500,000. These proceeds were offset by payment for construction in progress in the amount of approximately $3,100,000.

Financing Cash Flows. Cash used in financing activities was approximately $9,200,000 for the nine months ended July 31, 2011, compared to $4,700,000 for the nine months ended July 31, 2010. In the nine months ended July 31, 2011, cash was used to pay a distribution to our members totaling approximately $9,200,000 and to decrease the principal balance on our remaining EDA loan.

Indebtedness

Short-Term Debt Sources

The Company has a Loan Agreement with Minnwest Bank M.V. of Marshall, MN (the “Bank”). Under the Loan Agreement, the Company has a revolving line of credit with a maximum of $6,000,000 available which is secured by a first mortgage on substantially all of our assets. The Company has outstanding letters of credit in the amount of approximately $436,000. These letters of credit reduce the amount available under the revolving line of credit to approximately $5,564,000. The interest rate on the revolving line of credit is at 0.25 percentage points above the prime rate as reported by the Wall Street Journal, with a minimum rate of 4.5%. The minimum interest rate was reduced in April 2011 from 5.0% to 4.5%. At July 31, 2011, the Company had no outstanding balance on this line of credit.

Long-Term Debt Sources

As of the quarter ended July 31, 2011, we had an outstanding note payable to the City of Granite Falls/Minnesota Investment Fund, bearing interest of 1.0% with principal and interest payments due in quarterly installments of $15,807, payable in full on June 15, 2014. This obligation is secured by a second mortgage on all of our assets. The outstanding balance at July 31, 2011 was $186,638. On August 26, 2011, Granite Falls Energy repaid an outstanding note payable to the City of Granite Falls in the amount of approximately $187,000. Granite Falls Energy had been making scheduled payments on this loan since February 2006 and was scheduled to have the the loan repaid in June 2014. Granite Falls Energy decided to repay the loan early and is now free of all long term debt obligations.

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

Interest Rate Risk

We are generally exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from our revolving line of credit and letters of credit with Minnwest Bank. As of July 31, 2011, we did not have an outstanding balance on this revolving line of credit. The specifics of these credit facilities are discussed in greater detail in “Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Short-Term Debt Sources.”

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

A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the fair value of our corn and natural gas prices and average ethanol price as of July 31, 2011, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from July 31, 2011. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of July 31 2011	Approximate Adverse Change to Income
Natural Gas	1,280,000	MMBTU	10%	$569,000
Ethanol	48,922,000	Gallons	10%	$12,369,000
Corn	18,710,000	Bushels	10%	$12,690,000

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

Our management, including our Chief Executive Officer and General Manager (the principal executive officer), Tracey Olson, along with our Chief Financial Officer (the principal financial officer), Stacie Schuler, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2011. Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Our management, including our principal executive officer and principal financial officer, have reviewed and evaluated all changes in our internal control over financial reporting that occurred during the quarter ended July 31, 2011 and there have been no changes that have materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time in the ordinary course of business, Granite Falls Energy, LLC may be named as a defendant in legal proceedings related to various issues, including workers' compensation claims, tort claims, or contractual disputes. We are not currently involved in any material legal proceedings.

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

If the Small Ethanol Producer Tax Credit (“SEPTC”) expires on December 31, 2011, it could negatively impact our profitability. The Small Ethanol Producer Tax Credit (“SEPTC”) is a tax incentive allowing small ethanol producers a 10 cent per gallon federal income tax credit on up to 15 million gallons of production. Our investors directly benefit from the SEPTC. If the SEPTC is allowed to expire on December 31, 2011, along with the VEETC, it would negatively impact our investors.

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

Increases in the price of corn may reduce our profitability. Our results of operations and financial condition are significantly affected by the price and supply of corn. Changes in the price and supply of corn are subject to and determined by market forces over which we have little control. Ethanol production requires substantial amounts of corn. Generally, higher corn prices will produce lower profit margins and, therefore, negatively affect our financial performance. On August 11, 2011 the USDA forecasted domestic corn production to be 12.9 billion bushes, up 4 percent from 2010. The USDA predicted corn yields to average 153 bushels per acre. However, since that time dry conditions have caused private analysts to reduce forecasted yields in a number of areas across the corn belt. If a period of high corn prices were to be sustained for some time, such pricing may reduce our ability to generate income because of the higher cost of operating our plant. This may make ethanol production unprofitable. We may not be able to offset any increase in the price of corn by increasing the price of our products. If we cannot offset increases in the price of corn, our financial performance may be materially and adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (REMOVED AND RESERVED)

Item 5. Other Information

None.

Item 6. Exhibits.

(a)	The following exhibits are filed as part of this report.

Exhibit No.	Exhibit
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)*
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)*
32.1	Certificate Pursuant to 18 U.S.C. Section 1350*
32.2	Certificate Pursuant to 18 U.S.C. Section 1350*
101
The following financial information from Granite Falls Ethanol, LLC's Quarterly Report on Form 10-Q for the quarter ended July 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of July 31, 2011 and October 31, 2010, (ii) Condensed Statements of Operations for the three and nine months ended July 31, 2011 and 2010, (iii) Statements of Cash Flows for the nine months ended July 31, 2011 and 2010, and (iv) the Notes to Condensed Financial Statements.**

* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANITE FALLS ENERGY, LLC

Date:	September 14, 2011	/s/ Tracey L. Olson
Tracey L. Olson
Chief Executive Officer

Date:	September 14, 2011	/s/ Stacie Schuler
Stacie Schuler
Chief Financial Officer