Form 10-K
period 2011-10-31
Granite Falls Energy, LLC
filed 2012-01-30
CIK 1181749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended October 31, 2011

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
☐ Yes     ☒ No

Indicated by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
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
☒ Yes     ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☒	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes     ☒ No

The aggregate market value of the Company’s Units held by non-affiliates is not able to be calculated. The Company is a limited liability company whose outstanding common equity, consisting of its Units, is subject to significant restrictions on transfer under its Member Control Agreement. No public market for common equity of Granite Falls Energy, LLC is established and it is unlikely in the foreseeable future that a public market for its common equity will develop.

As of January 30, 2012, there were 30,606 membership units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant has incorporated by reference into Part III of this Annual Report on Form 10-K portions of its definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Annual Report (October 31, 2011). This proxy statement is referred to in this report as the 2012 Proxy Statement.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This annual report contains historical information, as well as forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance, or our expected future operations and actions. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “intend,” “could,” “hope,” “predict,” “target,” “potential,” or “continue” or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions based on current information and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons described in this report. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include:

•	Changes in the availability and price of corn and natural gas;

•	Changes in our business strategy, capital improvements or development plans;

•	Our ability to profitably operate the ethanol plant and maintain a positive spread between the selling price of our products and our raw materials costs;

•	Results of our hedging transactions and other risk management strategies;

•	Decreases in the market prices of ethanol and distillers grains;

•	Ethanol supply exceeding demand; and corresponding ethanol price reductions;

•	Changes in the environmental regulations that apply to our plant operations and changes in our ability to comply with such regulations;

•	Changes in plant production capacity or technical difficulties in operating the plant;

•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;

•	Lack of transport, storage and blending infrastructure preventing ethanol from reaching high demand markets;

•	Changes in federal and/or state laws;

•	Changes and advances in ethanol production technology;

•	Effects of mergers, consolidations or contractions in the ethanol industry;

•	Competition from alternative fuel additives;

•	The development of infrastructure related to the sale and distribution of ethanol;

•	Our inelastic demand for corn, as it is the only available feedstock for our plant;

•	Our ability to retain key employees and maintain labor relations; and

•	Volatile commodity and financial markets.

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

PART I

ITEM 1.    BUSINESS

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

On August 26, 2011, we repaid our outstanding note payable to the City of Granite Falls in the amount of approximately $187,000. Granite Falls Energy had been making scheduled payments on this loan since February 2006 and was scheduled to have the the loan repaid in June 2014. Granite Falls Energy decided to repay the loan early and is now free of all long term debt obligations.

In November 2010, we declared a cash distribution of $300 per unit or $9,196,800 for unit holders of record as of November 23, 2010. The distribution was paid on December 15, 2010. In October 2011, we declared an additional cash distribution of $300 per unit or $9,196,800 for unit holders of record as of October 27, 2011. The distribution was paid on December 15, 2011.

As of the date of this report, we have 37 full time employees. Ten of these employees are involved primarily in management and administration. The remaining employees are involved primarily in plant operations. We do not currently anticipate any significant change in the number of employees at our plant.

Financial Information

Please refer to “Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations” for information about our revenue, profit and loss measurements and total assets and liabilities and “Item 8 - Financial Statements and Supplementary Data” for our financial statements and supplementary data.

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

Approximately 83.0% of our revenue, net of derivative activity, was derived from the sale of ethanol during our fiscal year ended October 31, 2011. Ethanol sales accounted for approximately 85.0% and 83.0% of our revenue, net of derivative activity, for the fiscal years ended October 31, 2010 and 2009, respectively.

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

Approximately 14.5% of our revenue was derived from the sale of distillers grains during our fiscal year ended October 31, 2011. Distillers grains sales accounted for approximately 13.0% and 16.0% of our revenue for the fiscal years ended October 31, 2010 and 2009, respectively.

Corn Oil

In May 2008 the corn oil extraction equipment we installed at our plant became operational. Corn oil is used primarily as a biodiesel feedstock and as a supplement for animal feed. Corn oil sales accounted for approximately 2.5% of our revenues during our fiscal years ended October 31, 2011 and 2010 and 1% for our fiscal year ended October 31, 2009.

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

Ethanol Distribution

Eco-Energy, Inc. (“Eco-Energy”) is our ethanol marketer. Pursuant to the agreement we have with Eco-Energy, they have agreed to market the entire ethanol output of our ethanol plant and to arrange for the transportation of ethanol; however, we are responsible for securing all of the rail cars necessary for the transportation of ethanol by rail. We pay Eco-Energy a certain percentage of the FOB plant price in consideration of Eco-Energy's services.

Distillers Grains Distribution

On December 10, 2010 we executed a new distillers grains marketing agreement with Renewable Products Marketing Group, LLC (“RPMG”). The effective date of this marketing agreement with RPMG was February 1, 2011. Pursuant to this new agreement RPMG now markets all the distillers grains produced at our plant.

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

Corn Oil Distribution

RPMG is also our corn oil marketer. Currently, RPMG markets our corn oil which is used primarily as a biodiesel feedstock and as a supplement for animal feed. Our corn oil is transported by truck to end users located primarily in the upper Midwest.

New Products and Services

We did not introduce any new services during our fiscal year ended October 31, 2011.

Sources and Availability of Raw Materials

Corn Supply

To produce approximately 60 million gallons of undenatured ethanol per year our ethanol plant needs approximately 20 million bushels of corn per year, or approximately 60,000 bushels per day, as the feedstock for its dry milling process. The grain supply for our plant is obtained from the Farmers Cooperative Elevator Company ("FCE"), our exclusive grain procurement agent. We will be forced to seek alternative corn suppliers if the FCE cannot meet our needs.

On January 12, 2012, the United States Department of Agriculture (“USDA”) released its Crop Production report, which estimated the 2011 grain corn crop at 12.36 billion bushels. The January 12, 2012 estimate of the 2011 corn crop is approximately 1.0% below the USDA's estimate of the 2010 corn crop of 12.45 billion bushels. Corn prices can be volatile as a result of a number of factors, the most important of which are weather, current and anticipated stocks, domestic and export prices and supports and the government's current and anticipated agricultural policy. The price of corn was volatile during our 2011 fiscal year and we anticipate that it will continue to be volatile in the future. Increases in the price of corn significantly increase our cost of goods sold. If these increases in cost of goods sold are not offset by corresponding increases in the prices we receive from the sale of our products, these increases in cost of goods sold can have a significant negative impact on our financial performance.

Although the area surrounding the plant produces a significant amount of corn and we do not anticipate encountering problems sourcing corn, a shortage of corn could develop, particularly if there were an extended drought or other production problem.  Poor weather can be a major factor in increasing corn prices. We can mitigate fluctuations in the corn and ethanol markets by locking in a favorable margin through the use of hedging activities, including forward contracts. We recognize that we are not always presented with an opportunity to lock in a favorable margin and that our plant's profitability may be negatively impacted during periods of high grain prices.

Utilities

Natural Gas. Natural gas is a significant input to our manufacturing process.  We estimate our natural gas usage at approximately 120,000 million British thermal units (“mmBTU”) per month.  We use natural gas to dry our distillers grains product to moisture contents at which it can be stored for long periods and transported greater distances. Our dried distillers grains can then be marketed to broader livestock markets, including poultry and swine markets in the continental United States, and can be shipped to international markets.

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

Electricity. Our plant requires a continuous supply of 4.5 megawatts of electricity. We have an agreement with Minnesota Valley Electric Cooperative ("MVEC") to supply electricity to our plant. Under this agreement, we pay MVEC a monthly base fee plus regular energy and demand charges for electricity delivered to our plant.

Water. We currently obtain the water necessary to operate our plant from the Minnesota River. In addition to an intake structure in the Minnesota River and a water pipeline to the plant from the Minnesota River, we have two ground water wells that provide a redundant supply of water to our plant. We also have a water treatment facility to pre-treat the river water we use for operations. The water pipeline and water treatment equipment became operational in February 2007 and the Minnesota River is our primary source of water. In connection with our efforts to obtain permits to increase production at our facility we have implemented a water recycling program that allows our plant to meet certain zero liquid discharge criteria. Recycling our waste water has allowed us to reduce water usage from a rate of 4.0 gallons of water per gallon of ethanol produced to 2.2 gallons of water per gallon of ethanol produced, a 45.0% reduction in water usage.

Xcel Energy is the owner of a dam on the Minnesota River located downstream from our water intake structure. We have been notified that Xcel Energy intends to remove that dam during the summer of 2012. In the event Xcel Energy does proceed with the dam removal, we expect that the water level around our intake structure will be lowered by approximately 15 feet. This change in the pool level would require us to invest capital to upgrade our intake structure to draw water from the Minnesota River. We are encouraging the City of Granite Falls and counties of Yellow Medicine and Chippewa to take public ownership of the dam and to preserve the current pool level for the benefit of area residents, local business, and Granite Falls Energy.

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

Working Capital

We primarily use our working capital for purchases of raw materials necessary to operate the ethanol plant. The Company has a Loan Agreement with Minnwest Bank M.V. of Marshall, MN (the “Bank”). Under the Loan Agreement, the Company has a revolving line of credit with a maximum of $6,000,000 available which is secured by substantially all of our assets. As of October 31, 2011, the Company has outstanding letters of credit in the amount of approximately $436,000. These letters of credit reduce the amount available under the revolving line of credit to approximately $5,564,000. The interest rate on the revolving line of credit is at 0.25 percentage points above the prime rate as reported by the Wall Street Journal, with a minimum rate of 4.5%. At October 31, 2011, the Company had no outstanding balance on this line of credit

Dependence on One or a Few Major Customers

As discussed above, we have an exclusive ethanol marketing agreement with Eco-Energy; and agreements with RPMG to market our distillers grains and corn oil. We rely on Eco-Energy and RPMG for the sale and distribution of all of our products. Therefore, we are highly dependent on Eco-Energy and RPMG for the successful marketing of our products. Any loss of Eco-Energy or RPMG as our marketing agent for our ethanol, distillers grains, or corn oil could have a negative impact on our revenues.

Competition

We are in direct competition with numerous ethanol producers, many of whom have greater resources than we do. While management believes we are a lower cost producer of ethanol, larger ethanol producers may be able to take advantages of economies of scale due to their larger size and increased bargaining power with both customers and raw material suppliers. Following the significant growth in the ethanol industry during 2005 and 2006, the ethanol industry has grown at a much slower pace. As of January 3, 2012, the Renewable Fuels Association estimates that there are 209 ethanol production facilities in the United States with capacity to produce approximately 14.7 billion gallons of ethanol and another 9 plants under expansion or construction with capacity to produce an additional 261 million gallons. However, the RFA estimates that approximately 3.4% of the ethanol production capacity in the United States was not operating as of January 3, 2012. The ethanol industry is continuing to experience a consolidation where a few larger ethanol producers are increasing their production capacities and are controlling a larger portion of United States ethanol production. The largest ethanol producers include Archer Daniels Midland, Green Plains Renewable Energy, POET, and Valero Renewable Fuels, each of which are capable of producing significantly more ethanol than we produce.

The following table identifies the largest ethanol producers in the United States along with their production capacities.

U.S. FUEL ETHANOL PRODUCTION CAPACITY BY TOP PRODUCERS
Producers of Approximately 400 million gallons per year (mmgy) or more

Company	Current Capacity (mmgy)
Archer Daniels Midland	1,750.0
POET Biorefining	1,629.0
Valero Renewable Fuels	1,130.0
Green Plains Renewable Energy	740.0
Aventine Renewable Energy, LLC	460.0

Updated: January 3, 2012

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

Many in the ethanol industry believe that it will be difficult to meet the RFS requirement in future years without an increase in the percentage of ethanol that can be blended with gasoline for use in standard (non-flex fuel) vehicles. Most ethanol that is used in the United States is sold in a blend called E10. E10 is a blend of 10% ethanol and 90% gasoline. E10 is approved for use in all standard vehicles. Estimates indicate that gasoline demand in the United States is approximately 135 billion gallons per year. Assuming that all gasoline in the United States is blended at a rate of 10% ethanol and 90% gasoline, the maximum demand for ethanol is 13.5 billion gallons per year. This is commonly referred to as the “blend wall,” which represents a theoretical limit where more ethanol cannot be blended into the national gasoline pool. This is a theoretical limit because it is believed that it would not be possible to blend ethanol into every gallon of gasoline that is being used in the United States and it discounts the possibility of additional ethanol used in higher percentage blends such as E85 used in flex fuel vehicles. Many in the ethanol industry believe that we will reach this blend wall in 2012, since the RFS requirement for 2012 is 15 billion gallons, much of which will come from ethanol. The RFS requires that 36 billion gallons of renewable fuels must be used each year by 2022, which equates to approximately 27% renewable fuels used per gallon of gasoline sold. In order to meet the RFS mandate and expand demand for ethanol, management believes higher percentage blends of ethanol must be utilized in standard vehicles.

The RFS for 2011 was approximately 14 billion gallons, of which corn based ethanol could be used to satisfy approximately 12 billion gallons. The RFS for 2012 is approximately 15.2 billion gallons, of which corn based ethanol can be used to satisfy approximately 13.2 billion gallons. Current ethanol production capacity exceeds the 2012 RFS requirement which can be satisfied by corn based ethanol.

The United States Environmental Protection Agency has allowed the use of E15, gasoline which is blended at a rate of 15% ethanol and 85% gasoline, in vehicles manufactured in the model year 2007 and later. Management believes that many gasoline retailers will refuse to provide E15 due to the fact that not all standard vehicles will be allowed to use E15 and due to the labeling requirements the EPA may impose.  The EPA is considering instituting labeling requirements associated with E15 which may unfairly discourage consumers from purchasing E15.  As a result, the approval of E15 may not significantly increase demand for ethanol.  In addition to E15, the ethanol industry is pushing the use of an intermediate blend of 12% ethanol and 88% gasoline called E12.  Management believes that E12 may be more beneficial to the ethanol industry than E15 because many believe that E12 could be approved for use in all standard vehicles.  Management believes this will make it easier for retailers to supply E12 compared to E15, unless E15 is approved for use in all standard vehicles.

Historically, the ethanol industry has depended on the Volumetric Ethanol Excise Tax Credit (“VEETC”). VEETC provides a volumetric ethanol excise tax credit of 45 cents per gallon of ethanol blended with gasoline. VEETC expired as of December 31, 2011. The expiration of this tax credit may have a negative impact on the price of ethanol and demand for ethanol in the market due to reduced discretionary blending of ethanol. Discretionary blending is when gasoline blenders use ethanol to reduce the cost of blended gasoline.

Management believes that the expiration of VEETC may effectuate a short term reduction in the demand for ethanol during the first two or three months of calendar year 2012. This may be a result of blenders having blended a disproportionate number of gallons of ethanol at the end of 2011 to take advantage of the VEETC which may curtail demand in early 2012 as those gallons make their way through the blended fuel supply chain. However, due to the RFS, we anticipate that in the longer term the demand for ethanol will continue to mirror the RFS requirement. If the RFS is reduced or eliminated, the decrease in demand for ethanol related to the elimination of VEETC may be more substantial.

Effect of Governmental Regulation

The government's regulation of the environment changes constantly. We are subject to extensive air, water and other environmental regulations and we have been required to obtain a number of environmental permits to construct, expand and operate the plant. It is possible that more stringent federal or state environmental rules or regulations could be adopted, which could increase our operating costs and expenses. It also is possible that federal or state environmental rules or regulations could be adopted that could have an adverse effect on the use of ethanol. Plant operations are governed by the Occupational Safety and Health Administration (“OSHA”). OSHA regulations may change such that the costs of operating the plant may increase. Any of these regulatory factors may result in higher costs or other adverse conditions effecting our operations, cash flows and financial performance.

United States ethanol production is currently benefited by a 54 cent per gallon tariff imposed on ethanol imported into the United States. The 54 cent per gallon tariff expired December 31, 2011. This could lead to the importation of ethanol produced in other countries, especially in areas of the United States that are easily accessible by international shipping ports. Ethanol imported from other countries may be a less expensive alternative to domestically produced ethanol and may affect our ability to sell our ethanol profitably.

Environmental Permitting

We are subject to extensive air, water and other environmental regulations and we have been required to obtain a number of environmental permits to construct and operate the plant. As such, any changes that are made to the plant or its operations must be reviewed to determine if amended permits need to be obtained in order to implement these changes.

In June 2009, we submitted an application package to the MPCA to allow the facility to operate at a production rate of 70 million gallons per year of undenatured ethanol. The application submittal required numerous documents covering all aspects of the facility including: Environmental Assessment Worksheet (“EAW”), air modeling, Air Permit, NPDES/SDS permit, Aboveground Storage Tank (“AST”) permit, Construction Stormwater permit, and various other support documentation. The renewal application for the NPDES/SDS permit was also incorporated into this package and resubmitted for MPCA consideration. In the second quarter of fiscal 2011, we obtained an amendment to our environmental permits allowing us to produce up to 70 million gallons of undenatured ethanol on a twelve month rolling sum basis.

We currently have obtained all of the necessary permits to operate the plant at its permitted rate. In the fiscal year ended October 31, 2011, we incurred costs and expenses of approximately $63,000 complying with environmental laws, including the cost of pursuing permit amendments. Any retroactive change in environmental regulations, either at the federal or state level, could require us to obtain additional or new permits or spend considerable resources in complying with such regulations.

Employees

As of the date of this report, we have 37 full time employees. Ten of these employees are involved primarily in management and administration. The remaining employees are involved primarily in plant operations. We do not currently anticipate any significant change in the number of employees at our plant.

Financial Information about Geographic Areas

All of our operations are domiciled in the United States. All of the products sold to our customers for fiscal years 2011, 2010 and 2009 were produced in the United States and all of our long-lived assets are domiciled in the United States. We have engaged third-party professional marketers who decide where our products are marketed and we have no control over the marketing decisions made by our third-party professional marketers. These third-party marketers may decide to sell our products in countries other than the United States. However, we anticipate that our products will primarily be sold in the United States.

Item 1A. Risk Factors

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

The Federal Volumetric Ethanol Excise Tax Credit (“VEETC”) expired on December 31, 2011 and its absence could negatively impact our profitability. The ethanol industry has historically been benefited by VEETC which is a federal excise tax credit of 45 cents per gallon of ethanol blended with gasoline. This excise tax credit expired on December 31, 2011. It is unclear exactly how the absence of this tax credit will affect the ethanol market but it could negatively impact the price we receive for our ethanol and could negatively impact our profitability.

The Secondary Tariff on Imported Ethanol was eliminated in December 2011, and its absence could negatively impact our profitability. The secondary tariff on imported ethanol was allowed to expire in December 2011. Accordingly, it is possible that we could see an increase in ethanol produced in foreign countries being marketed in the Untied States which could negatively impact our profitability. The secondary tariff on imported ethanol was a 54 cent per gallon tariff on ethanol imports from certain foreign countries. If market prices make importing ethanol to the United States profitable for foreign producers, we could see an influx of imported ethanol on the domestic ethanol market which could have a significant negative impact on domestic ethanol prices and our profitability.

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

Declines in the price of ethanol or distillers grains would significantly reduce our revenues. The sales prices of ethanol and distillers grains can be volatile as a result of a number of factors such as overall supply and demand, the price of gasoline and corn prices, levels of government support, and the availability and price of competing products. We are dependent on a favorable spread between the price we receive for our ethanol and distillers grains and the price we pay for corn and natural gas. Any lowering of ethanol and distillers grains prices, especially if it is associated with increases in corn and natural gas prices, may affect our ability to operate profitably. We anticipate the price of ethanol and distillers grains to continue to be volatile in our 2012 fiscal year as a result of the net effect of changes in the price of gasoline and corn prices and increased ethanol supply offset by increased ethanol demand. Declines in the prices we receive for our ethanol and distillers grains will lead to decreased revenues and may result in our inability to operate the ethanol plant profitably for an extended period of time which could decrease the value of our units.

The prices of ethanol and distillers grains may decline as a result of antidumping and antisubsidy investigations being conducted by foreign countries with respect to ethanol and distillers grains originating in the United Sates. An increasing amount of our industry's products are being exported. If producers and exporters of ethanol and distillers grains are subjected to trade barriers when selling products to foreign customers there may be a reduction in the price of these products in the United States. Declines in the price we receive for our products will lead to decreased revenues and may result in our inability to operate the ethanol plant profitably.

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

ITEM 2. PROPERTIES.

Our ethanol plant is located on a 56-acre site located approximately three miles east of Granite Falls, Minnesota in Chippewa County at the junction of Highways 212 and 23. The plant's address is 15045 Highway 23 SE, Granite Falls, Minnesota. We produce all of our ethanol, distillers grains and corn oil at this site. The ethanol plant has capacity to produce approximately 60 million gallons of ethanol per year. The ethanol plant consists of the following buildings and equipment:

•
A river water intake structure in the Minnesota River and a water pipeline to the plant from the Minnesota River to provide our primary water supply and two groundwater wells that provide a redundant water supply;

•	A Cold Lime Softening Water Treatment System for pre-treating the plant's water supply;

•	A processing building, which contains processing equipment, laboratories, control room, maintenance area and offices;

•	A grain receiving and shipping building, which contains corn storage silos, distillers grains storage and associated equipment;

•	A fermentation area comprised principally of four fermentation tanks;

•	Corn oil extraction equipment;

•	A mechanical building, which contains the boiler, thermal oxidizer and distillers grains dryers; and

•	An administrative building, along with furniture and fixtures, office equipment and computer and telephone systems.

The site also contains improvements such as rail tracks and a rail spur, landscaping, drainage systems and paved access roads. Our plant was placed in service in November 2005 and is in excellent condition and is capable of functioning at 100 percent of its production capacity. Subsequent to the fiscal year ended October 31, 2011, we entered into contracts to purchase certain real estate in exchange for an aggregate commitment of approximately $3,400,000.

All of our tangible and intangible property, real and personal, serves as the collateral for our $6,000,000 revolving line of credit with Minnwest Bank M.V. of Marshall, Minnesota. Our revolving line of credit is discussed in more detail under "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Indebtedness".

ITEM 3.    LEGAL PROCEEDINGS

From time to time in the ordinary course of business, Granite Falls Energy, LLC may be named as a defendant in legal proceedings related to various issues, including workers' compensation claims, tort claims, or contractual disputes. We are not currently involved in any material legal proceedings.

ITEM 4.    (REMOVED AND RESERVED)

PART II

ITEM 5. MARKET FOR REGISTRANT'S MEMBERSHIP UNITS, RELATED MEMBER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

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

As of October 31, 2011, there were approximately 970 holders of record of our membership units.

The following table contains historical information by fiscal quarter for the past two fiscal years regarding the actual unit transactions that were completed by our unit-holders during the periods specified. We believe this most accurately represents the current trading value of the Company's units. The information was compiled by reviewing the completed unit transfers that occurred on our qualified matching service bulletin board during the quarters indicated.

Fiscal Quarter	Low Per Unit Price	High Per Unit Price
2010 1st	$850	$975
2010 2nd	$1,000	$1,075
2010 3rd	$1,211	$1,375
2010 4th	$1,200	$1,250
2011 1st	$1,375	$1,375
2011 2nd	$1,326	$1,500
2011 3rd	$1,325	$1,425
2011 4th	$1,350	$1,400

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

DISTRIBUTIONS

Distributions by the Company to our unit holders are in proportion to the number of units held by each unit holder. A unit holder's distribution is determined by multiplying the number of units by distribution per unit declared. Our board of governors has complete discretion over the timing and amount of distributions to our unit holders, however, our member control agreement requires the board of governors to endeavor to make cash distributions at such times and in such amounts as will permit our unit holders to satisfy their income tax liability related to owning our units in a timely fashion. Our expectations with respect to our ability to make future distributions are discussed in greater detail in “MANAGEMENT'S DISCUSSION AND ANALYSIS.”

Below is a table representing the cash distributions made to the members of Granite Falls Energy since the company commenced operations in 2005. The Company has distributed $1,370 per unit in cash to members who have held their investment in Granite Falls Energy since its inception.

Date Declared to Members of Record:	Total Distribution	Distribution Per Unit	Distributed to Members on:
October 27, 2011	$9,196,800	$300	December 15, 2011
November 23, 2010	$9,196,800	$300	December 15, 2010
November 19, 2009	$4,598,400	$150	December 16, 2009
October 19, 2007	$6,231,200	$200	November 30, 2007
March 15, 2007	$3,115,600	$100	April 2, 2007
July 10, 2006	$9,999,830	$320	July 31, 2006

PERFORMANCE GRAPH

The following graph shows a comparison of cumulative total member return since October 1, 2005, calculated on a dividend reinvested basis, for the Company, the NASDAQ Composite Index (the “NASDAQ”) and an index of other companies that have the same SIC code as the Company (the “Industry Index”). The graph assumes $100 was invested in each of the Company's units, the NASDAQ, and the Industry Index on October 1, 2005. Data points on the graph are annual. Note that historic stock price performance is not necessarily indicative of future unit price performance.

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

Granite Falls Energy, LLC
SIC Code Index
NASDAQ Market Index
DOLLARS
$600
$550
$500
$450
$400
$350
$300
$250
$200
$150
$100
$50
Oct-05
Apr-06
Oct-06
Apr-07
Oct-07
Apr-08
Oct-08
Apr-09
Oct-09
Apr-10
Oct-10
Apr-11
Oct-11

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected financial and operating data as of the dates and for the periods indicated. The selected balance sheet financial data as of October 31, 2009, 2008 and 2007 and the selected statement of operations data and other financial data for the years ended October 31, 2008 and 2007 have been derived from our audited financial statements that are not included in this Form 10-K. The selected balance sheet financial data as of October 31, 2011 and 2010 and the selected statement of operations data and other financial data for each of the years in the three year period ended October 31, 2011 have been derived from the audited financial statements included elsewhere in this Form 10-K. You should read the following table in conjunction with Item 7 “Management Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the accompanying notes included elsewhere in this Form 10-K. Among other things, those financial statements include more detailed information regarding the basis of presentation for the following financial data.

Statement of Operations Data:	2011	2010	2009	2008	2007
Revenues	$156,521,489	$95,289,452	$91,282,031	$99,393,373	$94,776,725
Cost Goods Sold	142,353,416	85,146,261	87,464,936	102,396,467	75,772,701
Lower of Cost or Market Adjustment	—	—	—	1,947,000	—
Gross Profit (Loss)	14,168,073	10,143,191	3,817,095	(4,950,094)	19,004,024
Operating Expenses	2,002,706	1,957,742	2,045,615	2,916,170	2,807,130
Operating Income (Loss)	12,165,367	8,185,449	1,771,480	(7,866,264)	16,196,894
Other Income (Expense)	126,489	176,863	(685,300)	188,005	(265,153)
Net Income (Loss)	$12,291,856	$8,362,312	$1,086,180	$(7,678,259)	$15,931,741
Weighted Average Units Outstanding - Basic and Diluted	30,656	30,656	30,781	31,156	31,156
Net Income (Loss) Per Capital Unit	$400.96	$272.78	$35.29	$(246.45)	$511.35
Cash Distributions per Capital Unit	$600.00	$150.00	$—	$—	$300.00

Balance Sheet Data:	2011	2010	2009	2008	2007
Current Assets	$27,542,361	$23,429,993	$14,015,271	$9,382,784	$15,901,679
Net Property and Equipment	35,898,961	36,327,497	42,425,018	48,648,041	54,677,788
Other Assets	—	10,050	32,894	35,694	38,493
Total Assets	$63,441,322	$59,767,540	$56,473,183	$58,066,519	$70,617,960
Current Liabilities	13,680,184	3,733,360	4,004,077	6,108,632	10,908,043
Long-Term Debt	—	171,298	370,136	445,097	518,868
Members' Equity	$49,761,138	$55,862,882	$52,098,970	$51,512,790	$59,191,049
Book Value Per Capital Unit	$1,623.21	$1,822.25	$1,699.47	$1,653.38	$1,899.83

* See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion of our financial results.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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
•Installation of a fourth mole sieve;
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

Results of Operations for the Fiscal Year Ended October 31, 2011 and 2010

The following table shows the results of our operations and the approximate percentage of revenues, costs of goods sold, operating expenses and other items to total revenues in our audited statements of operations for the fiscal years ended October 31, 2011 and 2010:

	2011		2010
Income Statement Data	Amount	%	Amount	%
Revenue	$156,521,489	100.0%	$95,289,452	100.0%
Cost of Goods Sold	142,353,416	90.9%	85,146,261	89.4%
Gross Profit	14,168,073	9.1%	10,143,191	10.6%
Operating Expenses	2,002,706	1.3%	1,957,742	2.1%
Operating Income	12,165,367	7.8%	8,185,449	8.6%
Other Income, net	126,489	0.1%	176,863	0.2%
Net Income	$12,291,856	7.9%	$8,362,312	8.8%

Revenues

Our revenues from operations come from three primary sources: sales of fuel ethanol, sales of distillers grains and sales of corn oil.

The following table shows the sources of our revenue for the fiscal year ended October 31, 2011:

Revenue Sources	Amount	Percentage of Total Revenues

Ethanol sales	$129,936,624	83.0%
Distillers grains sales	22,745,766	14.5%
Corn oil sales	3,843,725	2.5%
Ethanol derivative activity losses	(4,626)	—%
Total Revenues	$156,521,489	100.0%

The following table shows the sources of our revenue for the fiscal year ended October 31, 2010:

Revenue Sources	Amount	Percentage of Total Revenues

Ethanol sales	$81,317,691	85.0%
Distillers grains sales	12,250,393	12.5%
Corn oil sales	1,721,368	2.5%
Ethanol derivative activity losses	—	—%
Total Revenues	$95,289,452	100.0%

Revenues

We experienced a significant increase in our revenues for our 2011 fiscal year compared to our 2010 fiscal year. Management attributes this increase in revenues primarily to the higher average prices we received for our products during fiscal year 2011 compared to fiscal year 2010 and to a lesser extent an increase in the production of our products. Our volume of ethanol sold in 2011 was approximately 7.5% higher than the volume sold in 2010. For our 2011 fiscal year, ethanol sales comprised approximately 83.0% of our revenue, distillers grains comprised approximately 14.5% of our revenue and corn oil sales comprised approximately 2.5% of our revenue. For our 2010 fiscal year, ethanol sales comprised approximately 85% of our revenue, distillers grains comprised approximately 12.5% of our revenue and corn oil sales comprised approximately 2.5% of our revenue.

Ethanol

The average price we received for our ethanol increased by approximately 48.0% during our 2011 fiscal year compared to our 2010 fiscal year. Management attributes this increase in the average price we received per gallon of ethanol with higher petroleum prices and increased ethanol exports during our 2011 fiscal year.

Management anticipates that ethanol prices could be volatile during our 2012 fiscal year. Management anticipates industry wide ethanol production in 2012 will be comparable to that of 2011, provided the ethanol industry can maintain current ethanol prices. However, in the event ethanol prices decrease significantly, the industry may be forced to reduce ethanol production if operating margins are unfavorable. Further, our operating margins depend on corn prices which can affect the spread between the price we receive for our ethanol and our raw material costs. In times when this spread decreases or becomes negative, we may reduce or terminate ethanol production until these spreads become more favorable.

Distillers Grains

We produce distillers grains for sale in two separate forms, distillers dried grains with solubles (DDGS) and modified/wet distillers grains (MWDG). During our 2011 fiscal year, we produced and sold the same ratio of DDGS to MWDS compared to the previous year. Market factors dictate whether we sell more DDGS versus MWDG. We experienced an increase in the average prices we received for our distillers grains, both DDGS and MWDG, during our 2011 fiscal year compared to the same period of 2010. We experienced an increase of approximately 76.2% in the average price we received for our dried distillers grains during our 2011 fiscal year compared to our 2010 fiscal year and an increase of approximately 45.3% in the average price we received for our modified/wet distillers grains during the same period. This change is the prices we received for our distillers grains is coupled with an increase of approximately 5.5% in the overall volume of distillers grains sold in 2011 compared to 2010.

Management anticipates demand for distillers grains will remain steady, especially if corn prices trend higher during our 2012 fiscal year. Management believes that distillers grains prices could decrease significantly if export demand for distillers grains decreases. This could be especially true in the summer months when distillers grains demand is lower in the United States.

Corn Oil

Separating the corn oil from our distillers grains decreases the total tons of distillers grains that we sell, however, our corn oil has a higher per ton value than our distillers grains. The average price we received per pound of corn oil sold during our 2011 fiscal year was approximately 75.0% greater that the average price received during our 2010 fiscal year. This increase in corn oil prices coupled with an increase of approximately 27.6% in the volume of corn oil sold caused our annual corn oil revenue to increase from approximately $1,720,000 in 2010 to approximately $3,840,000 in 2011.

Management attributes this increase in corn oil prices to increased use of corn oil in biodiesel production and animal feed.  However, management anticipates that corn oil prices may not be sustainable in the future as more corn oil enters the market or if the incentives for biodiesel production are reduced or eliminated.  This could negatively impact our corn oil revenue.

Hedging and Volatility of Sales

We occasionally engage in hedging activities with respect to our ethanol sales. We recognize the gains or losses that result from the changes in the value of these derivative instruments in revenues as the changes occur. As ethanol prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance. We anticipate continued volatility in our revenues due to the timing of the changes in value of the derivative instruments relative to the price and volume of the ethanol being hedged. During fiscal 2011, revenue was reduced by approximately $4,600 due to ethanol derivative losses.

Our results of operations for our 2012 fiscal year will continue to be affected by volatility in the commodity markets. If plant operating margins are negative for an extended period of time, management anticipates that this could impact our liquidity. Management believes the industry will need to continue to grow demand and further develop an ethanol distribution system to facilitate additional blending of ethanol and gasoline to offset the increased supply brought to the marketplace by additional production. Going forward, we are optimistic that ethanol demand will continue to grow and ethanol distribution will continue to expand as a result of the positive blend economics that are currently available to the gasoline refiners and blenders.

Cost of Sales

Our two primary costs of producing ethanol, distillers grains and corn oil are corn costs and natural gas costs. We experienced a significant increase in our cost of goods sold for our 2011fiscal year compared to our 2010 fiscal year.

Our costs of goods sold as a percentage of revenues were 90.9% for our fiscal year ended October 31, 2011 compared to 89.4% for the same period of 2010. Our two largest costs of production are corn (83.3% of cost of goods sold for our fiscal year ended October 31, 2011) and natural gas (5.0% of cost of goods sold for our fiscal year ended October 31, 2011). Our cost of goods sold increased to $142,353,416 for our fiscal year ended October 31, 2011 from $85,146,261 in our fiscal year ended October 31, 2010. Our per bushel corn costs increased by approximately 84.6% for the year ended October 31, 2011 as compared to the same period for our 2010 fiscal year. Our increased cost of corn was the primary factor driving up our costs of goods sold. Management anticipates that corn prices will remain high throughout the 2012 fiscal year, especially if domestic corn production is lower than current USDA forecasts. We expect continued volatility in the corn market through 2012 fiscal year.

Corn Costs

We experienced an increase of approximately 96.7% in the total amount we paid for corn for our 2011 fiscal year compared to our 2010 fiscal year. This increase was due primarily to the per bushel price we paid since the volume of corn we used in 2011 was only 6.5% higher than the volume of corn we used in 2010.

Market corn prices increased during our 2011 fiscal year starting in January 2011 and continuing to the beginning of September 2011 when the market experienced a decline in corn prices followed by a stronger corn market during December 2011. Management attributes this increase in corn prices with uncertainty regarding weather factors that resulted in decreased yields in some parts of the United States. Parts of the upper Midwest experienced these lower yields which reduced the amount of corn harvested in the fall of 2011. Management believes that corn prices may continue to increase during the first half of our 2012 fiscal year prompting more producers to plant corn as opposed to soybeans.

Natural Gas Costs

We experienced a decrease in the average price we paid per MMBtu of natural gas during our 2011 fiscal year compared to our 2010 fiscal year. The average price we paid per MMBtu of natural gas during our 2011 fiscal year was approximately 5.7% lower than the average price we paid during our 2010 fiscal year. Management attributes this decrease in our natural gas costs with lower market natural gas prices due to increased natural gas supplies and relatively stable natural gas demand.

Management anticipates that natural gas prices will remain steady during our 2012 fiscal year unless demand significantly increases due to improved global economic conditions. Management anticipates that our natural gas consumption will be comparable to that of our 2011 fiscal year unless our ethanol and distillers grains production increases significantly as our de-bottlenecking efforts allow us to increase production beyond our current ethanol production rate of approximately 60 million gallons of undenatured ethanol per year.

Hedging and Volatility of Purchases

Realized and unrealized gains and losses related to our corn, natural gas, and denaturant derivative instruments resulted in a decrease of approximately $1,275,000 in our cost of goods sold for our 2011 fiscal year compared to a decrease of approximately $2,250,000 in our cost of goods sold for our 2010 fiscal year.  We recognize the gains or losses that result from the changes in the value of our derivative instruments related to corn, natural gas, and denaturant in cost of goods sold as the changes occur.  As corn, natural gas, and denaturant prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance.  We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.

Operating Expense

Operating expenses were relatively steady for the fiscal year ended October 31, 2011 totaled approximately $2,000,000 for our fiscal years ended October 31, 2011 and 2010. Our operating expenses as a percentage of revenues were lower for the fiscal year ended October 31, 2011 when compared to the same period ended October 31, 2010. However, this decrease is primarily due to the extreme increase in our revenues and not an actual reduction in operating expenses. We expect that going forward our operating expenses will remain relatively steady.

Operating Income

Our income from operations for our fiscal year ended October 31, 2011 was 7.8% of our revenues compared to income of approximately 8.6% of our revenues for our fiscal year ended October 31, 2010. For our fiscal year ended October 31, 2011, we reported operating income of $12,165,367 and for our fiscal year ended October 31, 2010, we had operating income of $8,185,449. This increase in our operating income is primarily due to the increases in our crush margins and to a lesser extent the increase in the volume of ethanol produced at our facility.

Other Income and Expense

We had other income for our fiscal year ended October 31, 2011 of $126,489 compared to other income of $176,863 for our fiscal year ended October 31, 2010.

Included in other income and expense is our interest income and expense. Interest expense for the fiscal year ended October 31, 2011, was less that one tenth of one percent of our revenue and totaled $4,358, compared to $10,704 of interest expense for the year ended October 31, 2010. The interest expense incurred during our fiscal year ended October 31, 2011 is attributable to our low interest loan obtained through a local economic development authority and the upfront one percent fee on our letters of credit. On August 26, 2011, the board of governors decided to repay this loan in the amount of approximately $187,000.

Our interest income was steady for our fiscal year ended October 31, 2011 when compared to the same period ended October 31, 2010.

Results of Operations

Comparison of Fiscal Years Ended October 31, 2010 and 2009

	2010		2009
Income Statement Data	Amount	%	Amount	%
Revenues	$95,289,452	100.0	$91,282,031	100.0
Cost of Goods Sold	85,146,261	89.4	87,464,936	95.8
Gross Profit	10,143,191	10.6	3,817,095	4.2
Operating Expenses	1,957,742	2.1	2,045,615	2.2
Operating Income	8,185,449	8.6	1,771,480	2.0
Other Income (Expense)	176,863	0.2	(685,300)	(0.8)
Net Income	$8,362,312	8.8	$1,086,180	1.2

The following table shows the sources of our revenue for the year ended October 31, 2010.

Revenue Sources	Amount	Percentage of Total Revenues
Ethanol sales	$81,317,691	85.3%
Distillers grains sales	12,250,393	12.9%
Corn oil sales	1,721,368	1.8%
Total Revenues	$95,289,452	100.00%
The following table shows the sources of our revenue for the year ended October 31, 2009:

Revenue Sources	Amount	Percentage of Total Revenues
Ethanol sales	$75,081,066	82.3%
Distillers grains sales	14,931,188	16.3%
Corn oil sales	1,269,777	1.4%
Total Revenues	$91,282,031	100.00%

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

Corn Oil

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

Changes in Financial Condition for the Fiscal Year Ended October 31, 2011 and 2010

The following table highlights the changes in our financial condition for the fiscal year ended ended October 31, 2011 from our previous fiscal year ended October 31, 2010:

	October 31, 2011	October 31, 2010
Current Assets	$27,542,361	$23,429,993
Current Liabilities	$13,680,184	$3,733,360
Long-Term Debt	$—	$171,298
Members' Equity	$49,761,138	$55,862,882

Total assets were approximately $63,441,000 at October 31, 2011 compared to approximately $59,768,000 at October 31, 2010. This increase in total assets is primarily a result of a more inventory on hand for the fiscal year ended of our 2011 fiscal year compared to October 31, 2010. Also included in our total assets this period is approximately $367,000 in construction in progress. This is down from approximately $746,000 at October 31, 2010. Our construction in progress is related to the de-bottlenecking process we are implementing at our plant as we move toward an increased annual run rate. As of the date of this report our de-bottlenecking activities include the addition of a fourth mole sieve, a third hammer mill, a third liquefaction tank and a second slurry tank.

Current assets totaled approximately $27,540,000 at October 31, 2011, which is more than our current assets as of October 31, 2010 which totaled approximately $23,430,000.

Total current liabilities increased and totaled approximately $13,680,000 at October 31, 2011 and $3,733,360 at October 31, 2010. This change is primarily due to our distribution payable in the amount of approximately $9,200,000. Long term debt decreased from approximately $171,300 at October 31, 2010 to $0 at October 31, 2011 as we paid off our EDA loan.

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
•Installation of a fourth mole sieve;
•Addition of a second slurry tank and a third liquefaction tank; and
•Addition of a third hammer mill.

Each of these projects help our facility to be more efficient, productive and improve the environmental aspects of our process. As of October 31, 2011 we have incurred approximately $4,000,000 in costs associated with our construction projects.

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

The following chart shows the general price information released by the USDA in their National Weekly Energy Round-Up Report for ethanol through December 2011.

According to the Renewable Fuels Association (“RFA”), as of January 3, 2012, there were 209 ethanol plants nationwide with the capacity to produce approximately 14.7 billion gallons of ethanol annually. The RFA estimates that plants with an annual production capacity of approximately 14.2 billion gallons are currently operating and that approximately 3.4% of the nameplate production capacity is not currently operational. Management believes the production capacity of the ethanol industry is greater than ethanol demand which may begin to depress ethanol prices. This overcapacity issue may be exacerbated by increased VEETC production from plants that had previously slowed their rate of production or idled altogether due to poor operating margins.

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

The United States ethanol industry is exporting an increasing amount of ethanol. The Company's ethanol marketer recently began to export a portion of its ethanol. The Company recently obtained a Distilled Spirits Permit ("DSP") and the certificate of compliance with the European Union's Renewable Energy Directive ("RED"), both of which are required for the Company's ethanol to be eligible for export at maximum prices. The exportation of domestic ethanol has helped to mitigate the effects of the blend wall and has thereby helped to maintain ethanol price levels. We are excited to be participating in the export market, but would prefer that all of our domestically produced fuel could be utilized by the domestic market. Whether the export market continues to make economic sense for Granite Falls Energy will depend on domestic blend rates as well as global supply and demand for our product.

Trends and Uncertainties Impacting the Corn and Natural Gas Markets and Our Future Cost of Goods Sold

Our costs of our goods sold consist primarily of costs relating to the corn and natural gas supplies necessary to produce ethanol and distillers grains for sale. We grind approximately 1,700,000 bushels of corn each month. For the fiscal year ended October 31, 2011, our average cost of corn, net of hedging activity, was approximately 85.0% higher than our per bushel cost of corn for the same period ended October 31, 2010.

The market price of corn started to increase during January 2011 and has continued to rise through the first of September 2011. Management attributes this increase in corn prices with uncertainty regarding an imbalance between corn supply and demand. Management anticipates that corn prices will continue to be volatile and will be subject to weather factors that may influence corn prices during the 2012 growing season. On January 12, 2012 the USDA forecast domestic corn production to be 12.36 billion bushes, down 1 percent from 2010. If a period of high corn prices were to be sustained for some time, such pricing may reduce our ability to generate income because of the higher cost of operating our plant.

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

Contracting Activity

Farmers Cooperative Elevator Company supplies our corn. Eco-Energy, LLC markets our ethanol and RPMG markets our distillers grains and our corn oil. Each of these contracts is critical to our success and we are very dependent on each of these companies. Accordingly, the financial stability of these partners is critical to the successful operation of our business.

We independently market a small portion of our ethanol production as E-85 to local retailers.

Commodity Price Risk Protection

We seek to minimize the risks from fluctuations in the prices of corn, ethanol, denaturant and natural gas through the use of derivative instruments. In practice, as markets move, we actively manage our risk and adjust hedging strategies as appropriate. Although our risk management strategy accomplishes our goal of an economic hedge, we do not use hedge accounting which would match the gain or loss on our hedge positions to the specific commodity contracts being hedged. Instead, we are using fair value accounting for our hedge positions, which means that as the current market price of our hedge positions changes, the gains and losses are immediately recognized in our cost of goods sold. The immediate recognition of hedging gains and losses under fair value accounting can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.

As of October 31, 2011, the fair values of our derivative instruments are reflected as net assets in the amount of $404,050 As of October 31, 2010, we recorded a net asset for our derivative instruments in the amount of $752,500. There are several variables that could affect the extent to which our derivative instruments are impacted by fluctuations in the price of corn, ethanol, denaturant or natural gas. However, it is likely that commodity cash prices will have the greatest impact on the derivative instruments with delivery dates nearest the current cash price. As we move forward, additional protection may be necessary. As the prices of these hedged commodities move in reaction to market trends and information, our statement of operations will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for Granite Falls.

As of October 31, 2011, we had entered into derivative instruments to hedge 2,580,000 bushels of our future corn purchases through March 2012. This includes 500,000 bushels of fixed basis contracts for forward corn purchase commitments through December 2011 and 460,000 bushels of stored corn totaling $2,862,550 with FCE that is included in inventory . These contracts hope to minimize risk from future market price fluctuations ans basis fluctuations.

As of October 31, 2011, we had price protection in place for approximately 56.7% of our natural gas needs through March 2012. As we move forward, we may determine that additional price protection for natural gas purchases is necessary to reduce our susceptibility to price increases. However, we may not be able to secure natural gas for prices less than current market price and we may not recover high costs of production resulting from high natural gas prices, which may raise our costs of production and reduce our net income.

The derivative accounts are reported at fair value. We have categorized the cash flows related to the hedging activities in the same category as the item being hedged. We expect substantially all of our hedge positions outstanding as of October 31, 2011 to be realized and recognized by December 2011.

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

Liquidity and Capital Resources

The following table shows our cash flows for the fiscal years ended October 31, 2011 and 2010:

	2011	2010
Net cash provided by operating activities	$11,879,586	$14,079,296
Net cash used in investing activities	(50,020)	(4,320,511)
Net cash used in financing activities	(9,429,231)	(4,811,066)

Operating Cash Flows. Cash provided by operating activities was approximately $11,880,000 for the fiscal year ended ended October 31, 2011, which was less than the approximately $14,080,000 provided by operating activities for the fiscal year ended ended October 31, 2010. The difference is primarily attributable to the significant depreciation taken during the period ended October 31, 2010. Currently, our capital needs are being adequately met through cash flows from our operating activities and our currently available credit facilities.

Investing Cash Flows. Cash used in investing activities was approximately $50,000 for the fiscal year ended ended October 31, 2011, compared to cash used in investing activities of $4,320,000 for the fiscal year ended ended October 31, 2010. During the fiscal year ended ended October 31, 2011 we had positive investing cash flow from the maturity of certain short term investments (certificates of deposit) in the amount of $3,500,000. These proceeds were offset by payment for construction in progress in the amount of approximately $3,100,000.

Financing Cash Flows. Cash used in financing activities was approximately $9,430,000 for the fiscal year ended ended October 31, 2011, compared to $4,810,000 for the fiscal year ended ended October 31, 2010. In the fiscal year ended ended October 31, 2011, cash was used to pay a distribution to our members totaling approximately $9,200,000 and to repay the principal balance on our remaining EDA loan.

Indebtedness

Short-Term Debt Sources

The Company has a Loan Agreement with Minnwest Bank M.V. of Marshall, MN (the “Bank”). Under the Loan Agreement, the Company has a revolving line of credit with a maximum of $6,000,000 available which is secured by a first mortgage on substantially all of our assets. As of October 31, 2011, the Company has outstanding letters of credit in the amount of approximately $436,000. These letters of credit reduce the amount available under the revolving line of credit to approximately $5,564,000. The interest rate on the revolving line of credit is at 0.25 percentage points above the prime rate as reported by the Wall Street Journal, with a minimum rate of 4.5%. The minimum interest rate was reduced in April 2011 from 5.0% to 4.5%. At October 31, 2011, the Company had no outstanding balance on this line of credit.

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

Contractual Obligations

The following table provides information regarding the contractual obligations of the Company as of October 31, 2011:

	Total	Less than One Year	One to Three Years	Three to Five Years	Greater Than Five Years
Operating Lease Obligations (1)	$5,969,426	$1,769,844	$2,777,433	$1,233,829	$188,320
Purchase Commitments (2)	$1,797,600	$1,797,600
Total Contractual Obligations	$7,767,026	$3,567,444	$2,777,433	$1,233,829	$188,320
(1) Operating lease obligations include the Company's rail car lease (Note 8).
(2) Purchase commitments include fixed price utility forward contracts.

Off-Balance Sheet Arrangements.

We currently have no off-balance sheet arrangements.

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

Interest Rate Risk

We are generally exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from our revolving line of credit and letters of credit with Minnwest Bank. As of October 31, 2011, we did not have an outstanding balance on this revolving line of credit. The specifics of these credit facilities are discussed in greater detail in “Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Short-Term Debt Sources.”

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

A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the fair value of our corn and natural gas prices and average ethanol price as of October 31, 2011, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from October 31, 2011. As of October 31, 2011, approximately 12.9% of our estimated corn usage, 56.7% of our anticipated natural gas usage and 10.2% of our ethanol sales over the next 12 months were subject to fixed price or index contracts where a price has been established with an exchange. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Adverse Change in Price as of October 31, 2011	Approximate Adverse Change to Income
Natural Gas	1,080,000	MMBTU	10%	$430,000
Ethanol	53,881,000	Gallons	10%	$13,039,000
Corn	17,420,000	Bushels	10%	$11,323,000

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Governors
Granite Falls Energy, LLC
Granite Falls, MN

We have audited the accompanying balance sheets of Granite Falls Energy, LLC as of October 31, 2011 and 2010 and the related statements of operations, changes in members’ equity, and cash flows for each of the three fiscal years in the period ended October 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Granite Falls Energy, LLC as of October 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three fiscal years in the period ended October 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ Boulay, Heutmaker, Zibell & Co. P.L.L.P.
Certified Public Accountants

Minneapolis, Minnesota
January 30, 2012

GRANITE FALLS ENERGY, LLC
Balance Sheets

ASSETS	October 31, 2011	October 31, 2010

Current Assets
Cash	$13,064,560	$10,664,225
Short-term investments	—	3,500,000
Restricted cash	1,503,000	901,500
Accounts receivable	3,777,547	3,164,209
Inventory	8,615,411	4,330,670
Commodity derivative instruments	404,050	752,500
Prepaid expenses and other current assets	177,793	116,889
Total current assets	27,542,361	23,429,993

Property, Plant and Equipment
Land and improvements	3,627,973	3,496,697
Railroad improvements	4,121,148	4,121,148
Process equipment and tanks	63,592,688	59,897,350
Administration building	279,734	279,734
Office equipment	154,072	135,912
Rolling stock	642,908	558,633
Construction in progress	366,979	746,008
	72,785,502	69,235,482
Less accumulated depreciation	36,886,541	32,907,985
Net property, plant and equipment	35,898,961	36,327,497

Other Assets
Deferred financing costs, net of amortization	—	10,050

Total Assets	$63,441,322	$59,767,540

Notes to Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC
Balance Sheets

LIABILITIES AND MEMBERS' EQUITY	October 31, 2011	October 31, 2010

Current Liabilities
Current portion long-term debt	$—	$61,133
Accounts payable	1,591,036	1,305,062
Corn payable to FCE - related party	2,516,923	1,931,226
Accrued liabilities	375,425	435,939
Distribution payable	9,196,800	—
Total current liabilities	13,680,184	3,733,360

Long-Term Debt, less current portion	—	171,298

Commitments and Contingencies

Members' Equity, 30,656 units authorized, issued and outstanding	49,761,138	55,862,882

Total Liabilities and Members’ Equity	$63,441,322	$59,767,540

Notes to Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC
Statements of Operations

For the fiscal years ended,	October 31, 2011	October 31, 2010	October 31, 2009

Revenues	$156,521,489	$95,289,452	$91,282,031

Cost of Goods Sold - primarily related party	142,353,416	85,146,261	87,464,936

Gross Profit	14,168,073	10,143,191	3,817,095

Operating Expenses	2,002,706	1,957,742	2,045,615

Operating Income	12,165,367	8,185,449	1,771,480

Other Income (Expense)
Other income (expense)	37,281	89,890	(618,035)
Interest income	93,566	97,677	14,886
Interest expense	(4,358)	(10,704)	(82,151)
Total other income (expense), net	126,489	176,863	(685,300)

Net Income	$12,291,856	$8,362,312	$1,086,180

Weighted Average Units Outstanding - Basic and Diluted	30,656	30,656	30,781

Net Income Per Unit - Basic and Diluted	$400.96	$272.78	$35.29

Distributions Per Unit	$600.00	$150.00	$—

Notes to Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC

Statement of Changes in Members' Equity

Balance - October 31, 2008	$51,512,790

Repurchase of 500 Membership units at $1,000 per unit, December 2008	(500,000)

Net income for the year ended October 31, 2009	1,086,180

Balance - October 31, 2009	52,098,970

Member distributions	(4,598,400)

Net income for the year ended October 31, 2010	8,362,312

Balance - October 31, 2010	55,862,882

Member distributions	(18,393,600)

Net income for the year ended October 31, 2011	12,291,856

Balance - October 31, 2011	$49,761,138

Notes to Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC
Statements of Cash Flows

For the fiscal years ended,	October 31, 2011	October 31, 2010	October 31, 2009

Cash Flows from Operating Activities
Net income	$12,291,856	$8,362,312	$1,086,180
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	3,988,606	6,940,876	6,814,057
Change in fair value of derivative instruments	(1,271,242)	(1,889,836)	552,654
Change in operating assets and liabilities
Restricted cash	(601,500)	209,173	(460,673)
Commodity derivative instruments	1,619,692	1,498,772	(345,268)
Accounts receivable	(613,338)	175,809	(49,564)
Inventory	(4,284,741)	(1,479,030)	1,023,684
Prepaid expenses and other current assets	(60,904)	62,733	(69,211)
Accounts payable	871,671	141,558	1,743,035
Due to broker	—	—	(238,581)
Accrued liabilities	(60,514)	56,929	(1,505,075)
Net Cash Provided by Operating Activities	11,879,586	14,079,296	8,551,238

Cash Flows from Investing Activities
Proceeds from (payments for) short-term investments	3,500,000	(3,500,000)	—
Payments for capital expenditures	(3,183,041)	(80,415)	(81,071)
Payments for construction in process	(366,979)	(740,096)	(513,576)
Proceeds from sale of equipment	—	—	6,413
Net Cash Used in Investing Activities	(50,020)	(4,320,511)	(588,234)

Cash Flows from Financing Activities
Payments on revolving line of credit	—	—	(2,560,500)
Payments on long-term debt	(232,431)	(212,666)	(73,771)
Restricted cash	—	—	350,000
Member distributions paid	(9,196,800)	(4,598,400)	—
Net Cash Used in Financing Activities	(9,429,231)	(4,811,066)	(2,284,271)

Net Increase in Cash	2,400,335	4,947,719	5,678,733

Cash - Beginning of Period	10,664,225	5,716,506	37,773

Cash - End of Period	$13,064,560	$10,664,225	$5,716,506

Supplemental Cash Flow Information
Cash paid during the period for:
Interest expense	$6,857	$11,611	$72,955

Supplemental Disclosure of Noncash Investing and Financing Activities
Member distributions included in distribution payable	$9,196,800	$—	$—
Transfer of construction in process to fixed assets	$746,008	$231,916	$368,305
Accounts receivable offset by repurchase of membership units	$—	$—	$500,000

Notes to Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC
Notes to Financial Statements
October 31, 2011 and 2010

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

Cash and Short-Term Investments

The Company maintains it accounts primarily at two financial institutions, of which one is a member of the Company. Certificates of deposit with original maturities over three months were classified as short-term investments. At times throughout the year, the Company's cash and short-term investment balances may exceed amounts insured by the Federal Deposit Insurance Corporation. At October 31, 2011 and 2010 such uninsured funds approximated $13,028,000 and $11,143,000, respectively. The Company does not believe it is exposed to any significant credit risk on its cash balances.

Restricted Cash

The Company has restricted cash balances relating to its revolving line of credit agreement discussed in Note 6 and its margin requirements with the Company's commodity derivative broker based on open commodity contracts discussed in Note 5.

Accounts Receivable

Credit terms are extended to customers in the normal course of business. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral.

Accounts receivable are recorded at their estimated net realizable value. Accounts are considered past due if payment is not made on a timely basis in accordance with the Company's credit terms. Accounts considered uncollectible are written off. The Company follows a policy of providing an allowance for doubtful accounts; however, based on historical experience, and its evaluation of the current status of receivables, the Company is of the belief that such accounts will be collectible in all material respects and thus an allowance was not necessary at October 31, 2011 or 2010. It is at least possible this estimate will change in the future.

GRANITE FALLS ENERGY, LLC
Notes to Financial Statements
October 31, 2011 and 2010

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

Long-Lived Assets

Long-lived assets, such as property, plant, and equipment, and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by an asset to the carrying value of the asset. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including, but not limited to, discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. No indicators of impairment existed during fiscal 2011 or 2010 that would have triggered impairment testing, and therefore, no impairment expense was recorded during 2011 or 2010.

Deferred Financing Costs

Costs related to the Company's debt financing discussed in Note 7 were capitalized as incurred. The Company amortized these costs over the term of the related debt using the effective interest method. Amortization expense for the fiscal years ended October 31, 2011, 2010 and 2009 totaled $10,050, $22,844, and $2,800, respectively. As discussed in Note 7, the Company paid off the remaining EDA loan during fiscal 2011 and has expensed the remaining unamortized financing costs accordingly.

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

GRANITE FALLS ENERGY, LLC
Notes to Financial Statements
October 31, 2011 and 2010

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

Fair Value of Financial Instruments

The Company's accounting for fair value measurements of assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring or nonrecurring basis adhere to the Financial Accounting Standards Board (FASB) fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The Company has adopted guidance for fair value measurement related to nonfinancial items that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis. The guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements).

The three levels of the fair value hierarchy are as follows:

•	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

•
Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.

•	Level 3 inputs are unobservable inputs for the asset or liability.

The level in the fair value hierarchy within which a fair measurement in its entirety falls is based on the lowest level input that is significant to the fair value measurement in its entirety.

Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in our balance sheets, the Company has elected not to record any other assets or liabilities at fair value. No events occurred during the fiscal years ended October 31, 2011 or 2010 that required adjustment to the recognized balances of assets or liabilities, which are recorded at fair value on a nonrecurring basis.

The carrying value of cash, short-term investments, restricted cash, accounts receivable, accounts payable and accrued liabilities approximates fair value due to the short maturity of these instruments. The Company obtains fair value measurements from an independent pricing service for corn, natural gas, and ethanol contracts.  The fair value measurements consider observable data that may include dealer quotes and live trading levels from the Chicago Board of Trade and New York Mercantile Exchange markets.

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

GRANITE FALLS ENERGY, LLC
Notes to Financial Statements
October 31, 2011 and 2010

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

The Company has adopted authoritative guidance related to “Derivatives and Hedging,” and has included the required enhanced quantitative and qualitative disclosure about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses from derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. See further discussion in Note 5.

Income Taxes

The Company is treated as a partnership for federal and state income tax purposes, and generally does not incur income taxes. Instead its earnings and losses are included in the income tax returns of its members. Therefore, no provision or liability for federal or state income taxes has been included in these financial statements. The Company had no significant uncertain tax positions as of October 31, 2011 or 2010. For years before fiscal 2009, the Company is no longer subject to U.S. Federal or state income tax examinations.

Environmental Liabilities

The Company's operations are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which it operates. These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its location. Accordingly, the Company has adopted policies, practices, and procedures in the areas of pollution control, occupational health, and the production, handling, storage, and use of hazardous materials to prevent material environmental or other damage, and to limit the financial liability, which could result from such events. Environmental liabilities are recorded when the liability is probable and the costs can be reasonable estimated. No expense has been recorded for the fiscal year's ended October 31, 2011, 2010, or 2009.

Net Income per Unit

Basic net income per unit is computed by dividing net income by the weighted average number of members' units outstanding during the period. Diluted net income per unit is computed by dividing net income by the weighted average number of members' units and members' unit equivalents outstanding during the period. There were no member unit equivalents outstanding during the periods presented; accordingly, for all periods presented, the calculations of the Company's basic and diluted net income per unit are the same.

2. RISKS AND UNCERTAINTIES

The Company has certain risks and uncertainties that it experiences during volatile market conditions. These volatilities can have a severe impact on operations. The Company's revenues are derived from the sale and distribution of ethanol and distillers grains to customers located in the United States and internationally. Corn for the production process is supplied to our plant primarily from local agricultural producers and from purchases on the open market.  Ethanol sales average approximately 83% of total revenues and corn costs averaged 84% of cost of goods sold.

The Company's operating and financial performance is largely driven by the prices at which they sell ethanol and the net expense

GRANITE FALLS ENERGY, LLC
Notes to Financial Statements
October 31, 2011 and 2010

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

3. CONCENTRATIONS

The Company has identified certain concentrations that are present in their business operations. The Company's revenue from ethanol sales is derived from a single customer under an ethanol marketing agreement described in Note 13. Sales under that agreement account for approximately 83%, 86%, and 83% of the Company's revenues, net of derivative activity, during fiscal 2011, 2010, and 2009, respectively. Accordingly, a significant portion of the Company's receivables are regularly due from that same customer.

4. INVENTORY

Inventories consist of the following:

	October 31, 2011	October 31, 2010
Raw materials	$5,323,615	$1,549,762
Spare parts	584,011	497,793
Work in process	1,150,239	827,299
Finished goods	1,557,546	1,455,816
Totals	$8,615,411	$4,330,670

The Company performs a lower of cost or market analysis on inventory to determine if the market values of certain inventories are less than their carrying value, which is attributable primarily to decreases in market prices of corn and ethanol. Based on the lower of cost or market analysis, the Company did not record a lower of cost or market charge on certain inventories for the fiscal years ended October 31, 2011, 2010 or 2009.

5.    DERIVATIVE INSTRUMENTS

As of October 31, 2011, the total notional amount of the Company's outstanding corn derivative instruments was approximately 2,580,000 bushels that were entered into to hedge forecasted corn purchases through March 2012. There may be offsetting positions that are not shown on a net basis that could lower the notional amount of positions outstanding as disclosed above.

The following tables provide details regarding the Company's derivative instruments at October 31, 2011, none of which were designated as hedging instruments:

	Balance Sheet location	Assets	Liabilities

Corn contracts	Commodity derivative instruments	$404,050	$—

Totals		$404,050	$—

In addition, as of October 31, 2011 the Company maintained approximately $903,000 of restricted cash related to margin requirements for the Company's derivative instrument positions.

As of October 31, 2010, the total notional amount of the Company's outstanding corn derivative instruments was approximately 1,005,000 bushels that were entered into to hedge forecasted corn purchases through November 2010. There may be offsetting positions that are not shown on a net basis that could lower the notional amount of positions outstanding as disclosed above.

GRANITE FALLS ENERGY, LLC
Notes to Financial Statements
October 31, 2011 and 2010

The following tables provide details regarding the Company's derivative instruments at October 31, 2010, none of which were designated as hedging instruments:

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

The following tables provide details regarding the gains and (losses) from Company's derivative instruments in statements of operations, none of which are designated as hedging instruments:

	Statement of	Fiscal Years Ended October 31,
	Operations location	2011	2010	2009

Ethanol contracts	Revenue	$(4,626)	$(343,448)	$(270,169)
Corn contracts	Cost of Goods Sold	1,280,413	2,339,286	(190,425)
Natural gas contracts	Cost of Goods Sold	(4,545)	(113,710)	(274,914)
Denaturant contracts	Cost of Goods Sold	—	7,708	182,854

Total gain (loss)		$1,271,242	$1,889,836	$(552,654)

6.    REVOLVING LINE OF CREDIT

The Company has a Loan Agreement with a bank. Under the Loan Agreement, the Company has a revolving line of credit with a maximum of $6,000,000 available through April 2012 and is secured by substantially all of the Company's assets. The interest rate on the revolving line of credit is at 0.25 percentage points above the prime rate as reported by the Wall Street Journal, with a minimum rate of 4.5% and 5.0% at October 31, 2011 and 2010, respectively. The interest rate on the revolving line of credit at October 31, 2011 and 2010 was 4.5% and 5.0%, respectively, the minimum rate under the terms of the agreement. At October 31, 2011 and 2010, the Company had no outstanding balance on this line of credit. The Company is required to maintain a savings account balance with the Bank totaling 10% of the maximum amount available on the line of credit to serve as collateral on this line of credit.  At both October 31, 2011 and 2010, this amount totaled $600,000 and is included in restricted cash.

At October 31, 2011, the Company also had letters of credit totaling $435,928 with the bank as part of a credit requirement of Northern Natural Gas. These letters of credit reduce the amount available under the revolving line of credit to approximately $5,564,000.

7.    LONG-TERM DEBT

Long-term debt consists of the following:

	October 31, 2011	October 31, 2010
Economic Development Authority (“EDA”) Loans:
City of Granite Fall/Minnesota Investment Fund	$—	$232,431
Less: Current Maturities	—	(61,133)

Total Long-Term Debt	$—	$171,298

GRANITE FALLS ENERGY, LLC
Notes to Financial Statements
October 31, 2011 and 2010

EDA Loans:

On February 1, 2006, the Company signed a Loan Agreement with the City of Granite Falls, MN (“EDA Loan Agreement”) for amounts to be borrowed from several state and regional economic development authorities. The original amounts for the City of Granite Falls / Minnesota Investment Fund (“MIF”) are as follows:

Original Amount:	$500,000
Interest Rate:	1%
Principal and Interest Payments:	Semi-Annual
Initial Maturity Date:	June 15, 2014

Amounts borrowed under the EDA Loan Agreements were secured by a second mortgage on all of the assets of the Company. On August 26, 2011, the MIF loan was paid in full and there were no prepayment penalties assessed.

8. LEASES

The Company has a lease agreement with a leasing company for 75 hopper cars to assist with the transport of distiller's grains by rail. In November 2010, the original lease was renewed for an additional five-year period. Based on final manufacturing and interest costs, the Company will pay the leasing company $620 per month plus $0.03 per mile traveled in excess of 36,000 miles per year. Rent expense for these leases was $553,000, $604,000 and $604,000 for the fiscal years ended October 31, 2011, 2010 and 2009, respectively.

At October 31, 2011, the Company had lease agreements with three leasing companies for 147 rail car leases for the transportation of the Company's ethanol with various maturity dates through October 2017. The rail car lease payments are due monthly in the aggregate amount of approximately $89,000. Rent expense for these leases was $1,171,000, $1,058,000 and $721,000 for the fiscal years ended October 31, 2011, 2010 and 2009, respectively.

In March 2011, the Company amended an existing lease for an additional 30 rail cars for the transportation of the Company's ethanol. The lease term is for five years. The rail car lease payments are due monthly in the aggregate amount of approximately $16,350 ($545 per car).

At October 31, 2011, the Company had the following minimum commitments, which at inception had non-cancelable terms of more than one year:

Periods Ending October 31,
2012	$1,769,844
2013	1,525,314
2014	1,252,119
2015	978,339
2016	255,490
Thereafter	188,320
Total minimum lease commitments	$5,969,426

GRANITE FALLS ENERGY, LLC
Notes to Financial Statements
October 31, 2011 and 2010

9. FAIR VALUE

The following table provides information on those derivative assets measured at fair value on a recurring basis at October 31, 2011:

	Carrying Amount in Balance Sheet October 31, 2011	Fair Value October 31, 2011	Fair Value Measurement Using
			Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial Assets:
Derivative Instruments	$404,050	$404,050	$404,050	$—	$—

The following table provides information on those derivative assets measured at fair value on a recurring basis at October 31, 2010:

	Carrying Amount in Balance Sheet October 31, 2010	Fair Value October 31, 2010	Fair Value Measurement Using
			Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial Assets:
Derivative Instruments	$752,500	$752,500	$752,500	$—	$—

We determine the fair value of commodity derivative instruments by obtaining fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes and live trading levels from the Chicago Board of Trade market and New York Mercantile Exchange.

10. MEMBERS' EQUITY

The Company has one class of membership units. The units have no par value and have identical rights, obligations and privileges. Income and losses are allocated to all members based upon their respective percentage of units held. As of October 31, 2011, 2010 and 2009, the Company had 30,656 membership units authorized, issued, and outstanding.

In December 2008, the Company redeemed 500 membership units totaling $500,000 from its former ethanol marketer.

In November 2009, the Board of Governors declared a cash distribution of $150 per unit or $4,598,400 for unit holders of record as of November 19, 2009. The distribution was paid on December 16, 2009.

In November 2010, the Board of Governors declared a cash distribution of $300 per unit or $9,196,800 for unit holders of record as of November 23, 2010. The distribution was paid on December 15, 2010.

In October 2011, the Board of Governors declared a cash distribution of $300 per unit or $9,196,800 for unit holders of record as of October 27, 2011. The distribution was paid on December 15, 2011.

In December 2011 the Board of Governors exercised its discretion to redeem 50 membership units totaling $66,250 from an investor due to a unique restriction on transfers situation.

11. EMPLOYEE BENEFIT PLANS

The Company has a defined contribution plan available to all of its qualified employees. The Company contributes a match of 50% of the participant's salary deferral up to a maximum of 3% of the employee's salary. Company contributions totaled approximately $46,000, $44,000, and $41,000 for the fiscal years ended October 31, 2011, 2010, and 2009, respectively.

GRANITE FALLS ENERGY, LLC
Notes to Financial Statements
October 31, 2011 and 2010

12. INCOME TAXES

The differences between the financial statement basis and tax basis of assets are based on the following:

	October 31, 2011	October 31, 2010

Financial statement basis of assets	$63,441,322	$59,767,540
Organization & start-up costs capitalized for tax purposes, net	821,605	893,886
Tax depreciation greater than book depreciation	(27,702,345)	(24,936,468)
Unrealized derivatives gains	(404,050)	(752,500)
Capitalized inventory	20,000	12,200

Income tax basis of assets	$36,176,532	$34,984,658

There were no differences between the financial statement basis and tax basis of the Company's liabilities.

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

At October 31, 2011, the Company had basis contracts for forward corn purchase commitments with FCE for 500,000 bushels for delivery in December 2011. At October 31, 2011, the Company had 460,000 bushels of stored corn totaling $2,862,550 with FCE that is included in inventory.

The Company purchased approximately $123,676,000 of corn from the member during fiscal 2011, of which approximately $2,517,000 is included in corn payable at October 31, 2011. The Company purchased approximately $63,089,000 of corn from the member during fiscal 2010, of which approximately $1,931,000 is included in corn payable at October 31, 2010. The Company purchased approximately $60,390,000 of corn from the member during fiscal 2009.

Ethanol Marketing Agreement

Granite Falls currently has an Ethanol Marketing Agreement (“Eco Agreement”) with Eco-Energy, Inc. (“Eco-Energy”). Pursuant to the Eco Agreement, Eco-Energy agrees to purchase the entire ethanol output of GFE's ethanol plant and to arrange for the transportation of ethanol; however, GFE is responsible for securing all of the rail cars necessary for the transport of ethanol by rail. GFE will pay Eco-Energy a certain percentage of the FOB plant price in consideration of Eco-Energy's services. The contract had an initial term of one year, and will continue to remain in effect until terminated by either party at its unqualified option, by providing written notice of not less than 90 days to the other party.

Ethanol marketing fees and commissions totaled approximately $1,006,000, $825,000, and 622,000 for the fiscal years ended October 31, 2011, 2010 and 2009 respectively, and are included net within revenues.

Ethanol Contracts

At October 31, 2011, the Company had forward contracts to sell approximately $15,667,000 of ethanol for various delivery periods from November 2011 through December 2011 which approximates 61% of its anticipated ethanol sales during that period.

At October 31, 2010, the Company had forward contracts to sell approximately $12,250,000 of ethanol for various delivery periods from November 2010 through December 2010.

GRANITE FALLS ENERGY, LLC
Notes to Financial Statements
October 31, 2011 and 2010

Distillers Grain Marketing Agreement

During fiscal 2010, the Company had a marketing agreement with a related company, CHS, Inc., for the purpose of marketing and selling all the distillers grains the Company elected to ship by rail from the plant. On October 29, 2010, the Company served a 90 day termination notice to CHS in accordance with the Marketing Agreement with an effective date of January 29, 2011. In December 2010, the Company entered into a new Marketing Agreement with RPMG, an unrelated party, for the purpose of marketing and selling all distillers grains produced by the Company. The contract commenced on February 1, 2011 with an initial term of one year, and will continue to remain in effect until terminated by either party at its unqualified option, by providing written notice of not less than 90 days to the other party. Distillers grain commissions totaled approximately $460,000, $210,000 and $160,000 for the fiscal years ended October 31, 2011, 2010 and 2009 respectively, and are included net within revenues.

At October 31, 2011, the Company had forward contracts to sell approximately $4,624,000 of distillers grains for various delivery periods from November 2011 through January 2012 which approximates 65% of its anticipated distillers grain sales during that period.

At October 31, 2010, the Company had forward contracts to sell approximately $1,153,000 of distillers grains for various delivery periods from November 2010 through June 2011.

Natural Gas Contracts

At October 31, 2011, the Company had forward contracts to purchase $1,797,600 of natural gas at prices with delivery periods from November 2011 through March 2012 which approximates 57% of its anticipated natural gas purchases during that period.

At October 31, 2010, the Company had forward contracts to purchase $1,842,000 of natural gas at prices with delivery periods from November 2010 through March 2011.

Contract for Natural Gas Pipeline to Plant

The Company has an agreement with an unrelated company for the construction of and maintenance of 9.5 miles of natural gas pipeline that will serve the plant. The agreement requires the Company receive a minimum of 1,400,000 DT of natural gas annually through the term of the agreement. The Company is charged a fee based on the amount of natural gas delivered through the pipeline.

This agreement will continue in effect until December 31, 2015 at which time it will automatically renew for consecutive terms of one year. A twelve month prior written notice is required to be given by either party to terminate this agreement.

Commitment to Purchase Real Estate

Subsequent to the fiscal year ended October 31, 2011, the Company entered into contracts to purchase certain real estate in exchange for an aggregate commitment of approximately $3,400,000.

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

GRANITE FALLS ENERGY, LLC
Notes to Financial Statements
October 31, 2011 and 2010

15. QUARTERLY FINANCIAL DATA (UNAUDITED)

Summary quarterly results are as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year ended October 31, 2011
Revenues	$30,716,346	$34,537,750	$45,414,923	$45,852,470
Gross profit	3,533,733	3,704,535	2,068,381	4,861,424
Operating income	2,975,612	3,245,729	1,550,481	4,393,545
Net income	3,011,596	3,270,110	1,586,882	4,423,268
Basic and diluted earnings per unit	98.24	106.67	51.76	144.29

	First Quarter	Second Quarter	Third Quarter		Fourth Quarter
Fiscal year ended October 31, 2010
Revenues	$23,424,562	$22,237,999	$23,632,382	23,632,382	$25,994,509
Gross profit	2,346,940	1,730,098	1,386,818		4,679,335
Operating income	1,837,999	1,267,328	919,429		4,160,693
Net income	1,927,176	1,298,247	939,019		4,197,870
Basic and diluted earnings per unit	62.86	42.35	30.63		136.94

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year ended October 31, 2009
Revenues	$20,782,742	$21,529,863	$25,829,076	$23,140,350
Gross profit (loss)	(289,074)	(559,732)	1,929,793	2,736,655
Operating income (loss)	(810,049)	(1,078,241)	1,395,798	2,263,972
Net income (loss)	(1,506,486)	(1,071,243)	1,395,123	2,268,786
Basic and diluted earnings (loss) per unit	(48.36)	(34.94)	45.51	74.01

The above quarterly financial data is unaudited, but in the opinion of management, all adjustments necessary for a fair presentation of the selected data for these periods presented have been included.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (the principal executive officer), Tracey Olson, along with our Chief Financial Officer (the principal financial and accounting officer), Stacie Schuler, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of October 31, 2011. Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and overall control environment. Based on this evaluation management has concluded that the Company’s internal control over financial reporting was effective as of October 31, 2011.

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

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the fourth quarter of our 2011 fiscal year, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

Pursuant to General Instruction G(3), we omit Part III, Items 10, 11, 12, 13 and 14 and incorporate such items by reference to an amendment to this Annual Report on Form 10-K or to a definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Annual Report (October 31, 2010).

ITEM 10.    GOVERNORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Information required by this Item is incorporated by reference to the 2012 Proxy Statement.

ITEM 11.     EXECUTIVE COMPENSATION

The Information required by this Item is incorporated by reference to the 2012 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MEMBER MATTERS.

The Information required by this Item is incorporated by reference to the 2012 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND GOVERNOR INDEPENDENCE

The Information required by this Item is incorporated by reference to the 2012 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The Information required by this Item is incorporated by reference to the 2012 Proxy Statement.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits Filed as Part of this Report and Exhibits Incorporated by Reference.

The following exhibits and financial statements are filed as part of, or are incorporated by reference into, this report:

(1)	Financial Statements

The financial statements appear beginning at page 32 of this report.

(2)	Financial Statement Schedules

All supplemental schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

(3)	Exhibits

Exhibit No.	Exhibit	Filed Herewith	Incorporated by Reference
2.1	Plan of merger between GS Acquisition, Inc. and Gopher State Ethanol, LLC dated April 13, 2006.		Exhibit 2.1 to the registrant's Form 10-QSB filed with the Commission on June 12, 2006.
3.1	Articles of Organization of the registrant.		Exhibit 3.1 to the registrant's Form 10-QSB filed with the Commission on August 15, 2005.
3.2	Second Amendment to the Fifth Amended and Restated Operating and Member Control Agreement of the Company.		Exhibit 3.2 to the registrant's Form 10-QSB filed with the Commission on September 14, 2006.
4.1	Form of Membership Unit Certificate.		Exhibit 4.1 to the registrant's 1st amendment to the registration statement on Form SB-2 (Commission File 333-99065).
10.1	Corn Storage and Delivery Agreement and Pre-Closing Memorandum dated October 6, 2003 between the Company and Farmers Cooperative Elevator Company.		Exhibit 10.2 to the registrant's Form 10-QSB filed with the Commission on November 14, 2003.
10.2	Debt financing commitment from First National Bank of Omaha.		Exhibit 10.7 to the registrant's post effective amendment No. 3 to the registration statement on Form SB-2 (Commission File 333-112567).
10.3	Fagen, Inc. qualifying bridge loan documents.		Exhibit 10.8 to the registrant's post effective amendment No. 3 to the registration statement on Form SB-2 (Commission File 333-112567).
10.4	Glacial Lakes Energy, LLC qualifying bridge loan documents.		Exhibit 10.9 to the registrant's post effective amendment No. 3 to the registration statement on Form SB-2 (Commission File 333-112567).
10.5	Grain Procurement Agreement with Farmers Cooperative Elevator Company.		Exhibit 10.2 to the registrant's Form 10-QSB filed with the Commission on November 15, 2004.
10.6	Operating and Management Agreement with Glacial Lakes Energy, LLC.		Exhibit 10.4 to the registrant's Form 10-QSB filed with the Commission on November 15, 2004.
10.7	Consulting Agreement with Glacial Lakes Energy, LLC.		Exhibit 10.5 to the registrant's Form 10-QSB filed with the Commission on November 15, 2004.
10.8	Rail Construction Agreement with MGA Railroad Construction, Inc. dated October 30, 2004.		Exhibit 10.12 to the registrant's Form 10-QSB filed with the Commission on November 15, 2004.
10.9	Design Build Agreement dated August 31, 2004 with Fagen, Inc.		Exhibit 10.10 to the registrant's Form 10-KSB filed with the Commission on March 31, 2005.
10.10	Ethanol Marketing Agreement dated August 31, 2004 with Aventine Renewable Energy, Inc.+		Exhibit 10.11 to the registrant's Form 10-KSB filed with the Commission on March 31, 2005.
10.11	Electric Service Agreement dated August, 2004 with Minnesota Valley Cooperative Light and Power.		Exhibit 10.13 to the registrant's Form 10-KSB filed with the Commission on March 31, 2005.
10.12	Loan Agreement with First National Bank of Omaha.		Exhibit 10.14 to the registrant's Form 10-KSB filed with the Commission on March 31, 2005.
10.13	Distiller's Grain Marketing Agreement with Commodity Specialists Company.		Exhibit 10.15 to the registrant's Form 10-KSB filed with the Commission on March 31, 2005.
10.14	Trinity Rail Proposal for Rail Cars.		Exhibit 10.16 to the registrant's Form 10-KSB filed with the Commission on March 31, 2005.
10.15	Job Opportunity Building Zone Business Subsidy Agreement.		Exhibit 10.17 to the registrant's Form 10-KSB filed with the Commission on March 31, 2005.
10.16	Agreement Regarding Plan of Reorganization between Gopher State Ethanol, LLC and Granite Falls Energy, LLC dated May 3, 2005.		Exhibit 10.1 to the registrant's Form 10-QSB filed with the Commission on May 16, 2005.
10.17	Lease agreement between Granite Falls Energy, LLC and GS Acquisition, Inc. dated April 13, 2006.		Exhibit 10.1 to the registrant's Form 10-QSB filed with the Commission on June 12, 2006.

10.18	Loan agreement between the City of Granite Falls, MN and Granite Falls Energy, LLC dated February 1, 2006.		Exhibit 10.2 to the registrant's Form 10-QSB filed with the Commission on June 12, 2006.
10.19	Promissory note to the City of Granite Falls, MN dated February 1, 2006.		Exhibit 10.3 to the registrant's Form 10-QSB filed with the Commission on June 12, 2006.
10.20	Statutory mortgage in favor of the City of Granite Falls, MN dated February 1, 2006.		Exhibit 10.4 to the registrant's Form 10-QSB filed with the Commission on June 12, 2006.
10.21	Joint powers and participation agreement dated February 1, 2006.		Exhibit 10.5 to the registrant's Form 10-QSB filed with the Commission on June 12, 2006.
10.22	Termination of development agreement dated February 1, 2006.		Exhibit 10.6 to the registrant's Form 10-QSB filed with the Commission on June 12, 2006.
10.23	Lease Termination Agreement dated October 10, 2006, between Granite Falls Energy, LLC and Gopher State Ethanol, LLC.		Exhibit 99.1 to the registrant's Form 8-K filed with the Commission on October 13, 2006.
10.24	Pipeline Construction Agreement with Wagner Construction dated August 16, 2006.		Exhibit 10.18 to the registrant's Form 10-KSB filed with the Commission on January 29, 2007.
10.25	Pump Station Construction Contract with Rice Lake Construction Group dated August 16, 2006.		Exhibit 10.19 to the registrant's Form 10-KSB filed with the Commission on January 29, 2007.
10.26	Consent to Assignment and Assumption of Marketing Agreement dated August 23, 2007.		Exhibit 10.1 to the registrant's Form 10-QSB filed with the Commission on September 13, 2007.
10.27	Ethanol Marketing Agreement with Eco-Energy, Inc. dated December 24, 3008. +		Exhibit 10.1 to the registrant's Form 10-K filed with the Commission on January 27, 2009.
10.28	Corn Oil Marketing Agreement between the registrant and Renewable Products Marketing Group, LLC dated April 29, 2010. +		Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on June 14, 2010.
10.29	Amendment to Distiller's Grain Marketing Agreement between the registrant and CHS, Inc. dated June 7, 2010.		Exhibit 10.2 to the registrant's Form 10-Q filed with the Commission on June 14, 2010.
10.30	Amended Employment Contract between Granite Falls Energy, LLC and Tracey Olson dated November 22, 2010.		Exhibit 10.30 to the registrant's Form 10-K filed with the Commission on January 26, 2011.
10.31	Distillers Grains Marketing Agreement between RPMG, Inc. and Granite Falls Energy, LLC dated December 10, 2010.+		Exhibit 10.31 to the registrant's Form 10-K filed with the Commission on January 26, 2011.
10.32	Insider Trading Policy of Granite Falls Energy, LLC dated February 17, 2011.		Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on March 16, 2011.
10.33	Ethanol Marketing Agreement Amendment No. 2 between Eco-Energy, Inc. and Granite Falls Energy, LLC dated August 30, 2011. +		Exhibit 99.1 to the registrant's Form 8-K filed with the Commission on September 1, 2011.
10.34	Amended Employment Contract between Tracey L. Olson and Granite Falls Energy, LLC dated November 21, 2011.	X
14.1	Code of Ethics		Exhibit 14.1 to the registrant's 10-KSB filed with the Commission on March 30, 2004.
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)	X
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)	X
32.1	Certificate Pursuant to 18 U.S.C. Section 1350	X
32.2	Certificate Pursuant to 18 U.S.C. Section 1350	X

101
The following financial information from Granite Falls Ethanol, LLC's Annual Report on Form 10-K for the fiscal year ended October 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of October 31, 2011 and October 31, 2010, (ii) Statements of Operations for the fiscal years ended October 31, 2011, 2010, and 2009, (iii) Statement of Changes in Members' Equity; (iv) Statements of Cash Flows for the fiscal years ended October 31, 2011, 2010, and 2009, and (v) the Notes to Financial Statements.**

(+) Confidential Treatment Requested.
 (**) Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANITE FALLS ENERGY, LLC

Date:	January 30, 2012	/s/ Tracey L. Olson
Tracey L. Olson
Chief Executive Officer

Date:	January 30, 2012	/s/ Stacie Schuler
Stacie Schuler
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	January 30, 2012	/s/ Tracey Olson
Tracy Olson, Chief Executive Officer and General Manager
(Principal Executive Officer)

Date:	January 30, 2012	/s/ Stacie Schuler
Stacie Schuler, Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	January 30, 2012	/s/ Paul Enstad
Paul Enstad, Governor and Chairman

Date:	January 30, 2012	/s/ Rodney R. Wilkison
Rodney R. Wilkison, Governor and Vice Chairman

Date:	January 30, 2012	/s/ Dean Buesing
Dean Buesing, Governor

Date:	January 30, 2012	/s/ Julie Oftedahl-Volstad
Julie Oftedahl-Volstad, Governor and Secretary

Date:	January 30, 2012
Dennis Wagner, Governor

Date:	January 30, 2012	/s/ Steven Core
Steven Core, Governor

Date:	January 30, 2012	/s/ Myron Peterson
Myron Peterson, Governor

Date:	January 30, 2012	/s/ Shannon Johnson
Shannon Johnson, Governor

Date:	January 30, 2012	/s/ David Thompson
David Thompson, Governor

Date:	January 30, 2012
Marty Seifert, Alternate Governor