Form 10-Q
period 2012-01-31
Granite Falls Energy, LLC
filed 2012-03-16
CIK 1181749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended January 31, 2012

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
☐ Yes     ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of March 16, 2012 there were 30,606 membership units outstanding.

PART I    FINANCIAL INFORMATION

Item 1. Financial Statements

GRANITE FALLS ENERGY, LLC
Condensed Balance Sheets

ASSETS	January 31, 2012	October 31, 2011
	(Unaudited)
Current Assets
Cash	$7,907,043	$13,064,560
Restricted cash	761,000	1,503,000
Accounts receivable	4,963,635	3,777,547
Inventory	7,912,670	8,615,411
Commodity derivative instruments	—	404,050
Prepaid expenses and other current assets	330,000	177,793
Total current assets	21,874,348	27,542,361

Property, Plant and Equipment
Land and improvements	4,715,884	3,627,973
Railroad improvements	4,121,148	4,121,148
Process equipment and tanks	64,042,642	63,592,688
Administration building	279,734	279,734
Office equipment	154,072	154,072
Rolling stock	1,250,056	642,908
Construction in progress	278,323	366,979
	74,841,859	72,785,502
Less accumulated depreciation	37,927,646	36,886,541
Net property, plant and equipment	36,914,213	35,898,961

Total Assets	$58,788,561	$63,441,322

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC
Condensed Balance Sheets

LIABILITIES AND MEMBERS' EQUITY	January 31, 2012	October 31, 2011
	(Unaudited)
Current Liabilities
Current portion long-term debt	$111,444	$—
Accounts payable	1,569,607	1,591,036
Corn payable to FCE - related party	3,280,062	2,516,923
Commodity derivative instruments	79,350	—
Accrued liabilities	541,722	375,425
Distribution payable	—	9,196,800
Total current liabilities	5,582,185	13,680,184

Long-Term Debt, less current portion	469,370	—

Commitments and Contingencies

Members' Equity, 30,606 and 30,656 units authorized, issued and outstanding at January 31, 2012 and October 31, 2011, respectively	52,737,006	49,761,138

Total Liabilities and Members’ Equity	$58,788,561	$63,441,322

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC
Condensed Statements of Operations

	Three Months Ended	Three Months Ended
	January 31, 2012	January 31, 2011
	(Unaudited)	(Unaudited)

Revenues	$43,745,776	$30,716,346

Cost of Goods Sold - primarily related party	40,057,826	27,182,613

Gross Profit	3,687,950	3,533,733

Operating Expenses	663,736	558,121

Operating Income	3,024,214	2,975,612

Other Income (Expense)
Other income, net	14,545	450
Interest income	11,229	40,993
Interest expense	(7,700)	(5,459)
Total other income, net	18,074	35,984

Net Income	$3,042,288	$3,011,596

Weighted Average Units Outstanding - Basic and Diluted	30,640	30,656

Net Income Per Unit - Basic and Diluted	$99.29	$98.24

Distributions Per Unit	$—	$300.00

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC
Condensed Statements of Cash Flows

	Three Months Ended	Three Months Ended
	January 31, 2012	January 31, 2011
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net income	$3,042,288	$3,011,596
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	1,041,105	959,093
Change in fair value of derivative instruments	1,270,569	(869,655)
Change in operating assets and liabilities
Restricted cash	742,000	(91,512)
Derivative instruments	(787,169)	957,317
Accounts receivable	(1,186,088)	(184,470)
Inventory	702,741	(398,612)
Prepaid expenses and other current assets	(152,207)	(178,908)
Accounts payable	741,710	175,882
Accrued liabilities	99,877	194,553
Net Cash Provided by Operating Activities	5,514,826	3,575,284

Cash Flows from Investing Activities
Proceeds from maturity of short-term investments	—	3,500,000
Payments for capital expenditures	(8,174)	(102,435)
Payments for land acquisition	(1,050,800)	—
Payments for construction in process	(398,409)	(1,442,849)
Net Cash Provided by (Used in) Investing Activities	(1,457,383)	1,954,716

Cash Flows from Financing Activities
Payments on long-term debt	(18,160)	(15,226)
Member distributions paid	(9,196,800)	(9,196,800)
Net Cash Used in Financing Activities	(9,214,960)	(9,212,026)

Net Decrease in Cash	(5,157,517)	(3,682,026)

Cash - Beginning of Period	13,064,560	10,664,225

Cash - End of Period	$7,907,043	$6,982,199

Supplemental Cash Flow Information
Cash paid during the period for:
Interest expense	$7,699	$5,441

Supplemental Disclosure of Noncash Investing, Operating and Financing Activities

Transfer of construction in process to fixed assets	$487,065	$779,494

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC
Notes to UNAUDITED Condensed Financial Statements
January 31, 2012

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed balance sheet as of October 31, 2011 is derived from audited financial statements. The unaudited interim condensed financial statements of Granite Falls Energy, LLC (the “Company”) reflect all adjustments consisting only of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of financial position and results of operations and cash flows. The results for the three month period ended January 31, 2012 are not necessarily indicative of the results that may be expected for a full fiscal year. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) are condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), although the Company believes that the disclosures made are adequate to make the information not misleading. These condensed financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in its annual report for the year ended October 31, 2011 filed on Form 10-K with the SEC.

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

Accounting Estimates

Management uses estimates and assumptions in preparing these condensed financial statements in accordance with generally accepted accounting principles in the United States of America. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. The Company uses estimates and assumptions in accounting for the following significant matters, among others: economic lives of property, plant, and equipment, valuation of commodity derivatives and inventory, and the assumptions used in the impairment analysis of long-lived assets. Actual results may differ from previously estimated amounts, and such differences may be material to our condensed financial statements. The Company periodically reviews estimates and assumptions, and the effects of revisions are reflected in the period in which the revision is made.

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
January 31, 2012

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

3. INVENTORY

Inventories consist of the following:

	January 31, 2012	October 31, 2011
Raw materials	$4,753,814	$5,323,615
Spare parts	633,535	584,011
Work in process	1,066,875	1,150,239
Finished goods	1,458,446	1,557,546
Totals	$7,912,670	$8,615,411

The Company performs a lower of cost or market analysis on inventory to determine if the market values of inventories are less

GRANITE FALLS ENERGY, LLC
Notes to UNAUDITED Condensed Financial Statements
January 31, 2012

than their carrying value, which is attributable primarily to decreases in market prices of corn and ethanol. Based on the lower of cost or market analysis, the Company did not record a lower of cost or market change on inventories for the quarter ended January 31, 2012 or 2011.

4.    DERIVATIVE INSTRUMENTS

As of January 31, 2012, the total notional amount of the Company's outstanding corn derivative instruments was approximately 460,000 bushels that were entered into to hedge forecasted corn purchases through March 2012. There may be offsetting positions that are shown on a net basis that could lower the notional amount of positions outstanding as disclosed above.

The following tables provide details regarding the Company's derivative instruments at January 31, 2012, none of which are designated as hedging instruments:

	Balance Sheet location	Assets	Liabilities

Corn contracts	Commodity Derivative instruments	$—	$79,350

Totals		$—	$79,350

In addition, as of January 31, 2012 the Company maintained $161,000 of restricted cash related to margin requirements for the Company's commodity derivative instrument positions.

The following tables provide details regarding the Company's derivative instruments at October 31, 2011, none of which are designated as hedging instruments:

	Balance Sheet location	Assets	Liabilities

Corn contracts	Commodity Derivative instruments	$404,050	$—

Totals		$404,050	$—

In addition, as of October 31, 2011 the Company maintained $903,000 of restricted cash related to margin requirements for the Company's commodity derivative instrument positions.

The following tables provide details regarding the gains and (losses) from Company's derivative instruments in statements of operations, none of which are designated as hedging instruments:

	Statement of Operations location	Three Months Ended January 31,
		2012	2011

Corn contracts	Cost of Goods Sold	(1,270,569)	875,825
Natural gas contracts	Cost of Goods Sold	—	(6,170)

Net gain (loss)		$(1,270,569)	$869,655

5.    REVOLVING LINE OF CREDIT

The Company has a Loan Agreement with a bank. Under the Loan Agreement, the Company has a revolving line of credit with a maximum of $6,000,000 available through April 2012 and is secured by substantially all of the Company's assets. The interest rate on the revolving line of credit is at 0.25 percentage points above the prime rate as reported by the Wall Street Journal, with a

GRANITE FALLS ENERGY, LLC
Notes to UNAUDITED Condensed Financial Statements
January 31, 2012

minimum rate of 4.5%. The interest rate on the revolving line of credit at January 31, 2012 was 4.5%, the minimum rate under the terms of the agreement. At January 31, 2012, the Company had no outstanding balance on this line of credit. The Company is required to maintain a savings account balance with the Bank totaling 10% of the maximum amount available on the line of credit to serve as collateral on this line of credit.  At both January 31, 2012 and October 31, 2011, this amount totaled $600,000 and is included in restricted cash. The Company is currently in the process of renewing the line of credit through April 2013 and expects to finalize the extension during the second quarter of fiscal 2012.

The Company also has letters of credit totaling $386,926 with the bank as part of a credit requirement of Northern Natural Gas. These letters of credit reduce the amount available under the revolving line of credit to approximately $5,564,000.

6.    LONG-TERM DEBT

Long-term debt consists of the following:

	January 31, 2012	October 31, 2011
Capital One Equipment Leasing/Finance:
Shuttlewagon Railcar Mover (5 year term at 3.875%)	$580,814	$—

Less: Current Maturities	(111,444)	—

Total Long-Term Debt	$469,370	$—

7. LEASES

The Company has a lease agreement with Trinity Industries Leasing Company (“Trinity”) for 75 hopper cars to assist with the transport of distiller's grains by rail through November 2015. The Company will pay Trinity $620 per month plus $0.03 per mile traveled in excess of 36,000 miles per year. Rent expense for these leases was approximately $134,680 and $140,885 for the three month periods ended January 31, 2012 and 2011, respectively.

At January 31, 2012, the Company had lease agreements with three leasing companies for 177 rail car leases for the transportation of the Company's ethanol with various maturity dates through October 2017. The rail car lease payments are due monthly in the aggregate amount of approximately $107,000. Rent expense for these leases was approximately $318,605 and $264,886 for the three month periods ended January 31, 2012 and 2011, respectively.

8. MEMBERS' EQUITY

The Company has one class of membership units.   The units have no par value and have identical rights, obligations and privileges.  Income and losses are allocated to all members based upon their respective percentage of units held. As of January 31, 2012 and October 31, 2011, the Company had 30,606 and 30,656 respectively, membership units issued and outstanding.

In October 2011, the Board of Governors declared a cash distribution of $300 per unit or $9,196,800 for unit holders of record as of October 27, 2011. The distribution was paid on December 15, 2011.

In December 2011, the Board of Governors exercised its discretion to redeem 50 membership units totaling $66,250 from an investor due to a unique restriction on transfers situation.

GRANITE FALLS ENERGY, LLC
Notes to UNAUDITED Condensed Financial Statements
January 31, 2012

9. FAIR VALUE

The following table provides information on those liabilities measured at fair value on a recurring basis at January 31, 2012:

	Carrying Amount in Balance Sheet January 31, 2012	Fair Value January 31, 2012	Fair Value Measurement Using
			Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial Liabilities:
Commodity derivative instruments	$79,350	$79,350	$79,350	$—	$—

The fair value of the derivative instruments are based on quoted market prices in an active market.

The following table provides information on those assets measured at fair value on a recurring basis at October 31, 2011:

	Carrying Amount in Balance Sheet October 31, 2011	Fair Value October 31, 2011	Fair Value Measurement Using
			Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial Assets:
Commodity derivative instruments	$404,050	$404,050	$404,050	$—	$—

The fair value of the derivative instruments are based on quoted market prices in an active market.

10. COMMITMENTS AND CONTINGENCIES

Corn Storage and Grain Handling Agreement and Purchase Commitments

The Company has a corn storage and grain handling agreement with Farmers Cooperative Elevator Company (FCE), a member. Under the current agreement, the Company agrees to purchase all of the corn needed for the operation of the plant from FCE. The price of the corn purchased will be the bid price the member establishes for the plant plus a set fee per bushel. At January 31, 2012 and October 31, 2011, the Company had 460,000 bushels of stored corn totaling $2,862,550 with FCE.

Ethanol Contracts

At January 31, 2012, the Company had forward ethanol sales contracts totaling approximately 8.0 million gallons for various delivery periods from February 2012 to March 2012. The prices on these contracts have a basis level established by the Oil Price Information Service (“OPIS”) Chicago ethanol market, the Platts Chicago market, and the Platts New York Harbor market between -$0.09 and -$0.16.

Natural Gas Contracts

At January 31, 2012, the Company had forward contracts to purchase approximately 370,000 British thermal units (MMBTU) of natural gas during the months of February 2012 through January 2013 at an average price of approximately $4.50 per MMBTU.

Land Purchase Commitments

The company is currently in the process of finalizing the purchase of land that will be used as part of a rail infrastructure improvement project. The Company had commitments to purchase an additional $2,000,000 of land which occurred during the second quarter of fiscal 2012.

GRANITE FALLS ENERGY, LLC
Notes to UNAUDITED Condensed Financial Statements
January 31, 2012

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three month period ended January 31, 2012, compared to the same period of the prior fiscal year. This discussion should be read in conjunction with the condensed financial statements and notes and the information contained in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2011.

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

Overview

Granite Falls Energy, LLC (“Granite Falls” or the “Company”) is a Minnesota Limited Liability Company formed on December 29, 2000.

We are currently producing fuel-grade ethanol, distillers grains and crude corn oil for sale. Our plant has an approximate annual production capacity of 60 million gallons of denatured ethanol, but is currently permitted to produce up to 70 million gallons of undenatured ethanol on a twelve month rolling sum basis. We intend to continue working toward increasing production to take advantage of the underutilized capacity of our plant as long as we believe it is profitable to do so.

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

On February 10, 2012, Wayne Gordon was appointed as the interim Chief Executive Officer of the Company. As the interim chief executive officer, Mr. Gordon has assumed the duties of the office of the Company’s Chief Executive Officer. The effective date of Mr. Gordon’s appointment coincides with the departure of the Company’s former Chief Executive Officer on February 10, 2012, as previously announced by the Company in a press release dated January 20, 2012.

As of the date of this report, we have 36 full time employees. Ten of these employees are involved primarily in management and administration. The remaining employees are involved primarily in plant operations. We do not currently anticipate any significant change in the number of employees at our plant.

Results of Operations for the Three Months Ended January 31, 2012 and 2011

The following table shows the results of our operations and the approximate percentage of revenues, costs of goods sold, operating expenses and other items to total revenues in our unaudited statements of operations for the three months ended January 31, 2012 and 2011:

	2012		2011
Income Statement Data	Amount	%	Amount	%
Revenue	$43,745,776	100.0%	$30,716,346	100.0%
Cost of Goods Sold	40,057,826	91.6%	27,182,613	88.5%
Gross Profit	3,687,950	8.4%	3,533,733	11.5%
Operating Expenses	663,736	1.5%	558,121	1.8%
Operating Income	3,024,214	6.9%	2,975,612	9.7%
Other Income, net	18,074	—%	35,984	0.1%
Net Income	$3,042,288	7.0%	$3,011,596	9.8%

Revenues

Our revenues from operations come from three primary sources: sales of fuel ethanol, sales of distillers grains and sales of corn oil.

The following table shows the sources of our revenue for the three months ended January 31, 2012:

Revenue Sources	Amount	Percentage of Total Revenues

Ethanol sales	$36,197,511	82.7%
Distillers grains sales	6,702,617	15.3%
Corn oil sales	845,648	2.0%
Total Revenues	$43,745,776	100.0%

The following table shows the sources of our revenue for the three months ended January 31, 2011:

Revenue Sources	Amount	Percentage of Total Revenues

Ethanol sales	$25,704,008	83.7%
Distillers grains sales	4,279,192	13.9%
Corn oil sales	733,146	2.4%
Total Revenues	$30,716,346	100.0%

Revenues

In the three month period ended January 31, 2012, ethanol sales comprised 82.7% of our revenues and distillers grains sales comprised 15.3% percent of our revenues, while corn oil sales comprised 2.0% of our revenues. For the three month period ended January 31, 2011, ethanol sales comprised 83.7% of our revenue, and distillers grains sales comprised 13.9% of our revenue, without including ethanol derivatives, while corn oil sales comprised 2.4% of our revenues.

The average ethanol sales price we received for the three month period ended January 31, 2012 was approximately 12% higher than our average ethanol sales price for the comparable 2011 period. Management attributes the increase in our average ethanol sales price to the high price of petroleum based products such as gasoline. Also contributing to this increase in ethanol prices is the lack of Brazilian ethanol imports combined with an increase in the exportation of domestic ethanol. Recent geopolitical events in the Middle East have caused significant uncertainty about the global supply of crude oil and other petroleum based products. Management anticipates that the price of ethanol will continue to be volatile during our 2012 fiscal year as a result of these factors. The volume of ethanol sold during the three month period ended January 31, 2012 was approximately 25.2% higher than the volume sold for the comparable 2011 period. This increase in ethanol sales in largely due to the de-bottlenecking improvements made to our facility in the last year.

Management believes that distillers grains represent a larger portion of our revenues during the three months ended January 31, 2012 compared to the same period of 2011 as a result of significantly higher prices of distillers grains produced and sold during our first fiscal quarter of 2012 compared to the same period of 2011. The price received for our dried distillers grains in the three month period ended January 31, 2012 was approximately 28% higher than the price we received during the three months ended January 31, 2011. Management believes these higher distillers grains prices are a result of the high price of other feed products available to livestock producers. We anticipate that the market price of our dried distillers grains will continue to be volatile as a result of changes in the price of corn and competing animal feed substitutes such as soybean meal. Volatility in distillers grains supplies related to changes in ethanol production is another factor that may impact the sales price of our distillers grains.

Corn oil represented a slightly smaller portion of our revenues during the three months ended January 31, 2012 than it did for the same period of 2011. Corn oil sales accounted for approximately 2.0% of our revenues during our quarter ended January 31, 2012 compared to 2.4% for our quarter ended January 31, 2011. The price we received for our corn oil increased by approximately 8% during the three month ended January 31, 2012 compared to the same period of 2011. In addition to an increase in price, our total volume of corn oil sold increased by 4% as a result higher production rates at our facility. Management attributes the increase in corn oil prices to increased use of corn oil in biodiesel production and animal feed.  However, management anticipates that corn oil prices may not be sustainable in the future as more corn oil enters the market.  This could negatively impact our corn oil revenue.

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

Cost of Sales

Our costs of goods sold as a percentage of revenues were 91.6% for the three month period ended January 31, 2012 compared to 88.5% for the same period of 2011. Our two largest costs of production are corn (83.1% of cost of goods sold for our three months ended January 31, 2012) and natural gas (4.6% of cost of goods sold for our three months ended January 31, 2012). Our cost of goods sold increased to $40,057,826 for the three months ended January 31, 2012 from $27,182,613 in the three months ended January 31, 2011. Our per bushel corn costs increased by approximately 23.5% for the three months ended January 31, 2012 as compared to the same period for our 2011 fiscal year. Our increased cost of corn was an important factor driving up our costs of goods sold, however, the volume of corn we processed was up 23.8% for the three months ended January 31, 2012 as compared to the same period for our 2011 fiscal year. Management anticipates that corn prices will remain high throughout the rest of our 2012 fiscal year, especially if extreme weather interferes with the 2012 growing season.

For the three month period ended January 31, 2012, we experienced an increase of approximately 3% in our overall natural gas costs compared to the same period of 2011. We attribute a portion of this increase in natural gas costs to an approximate 24.2% increase in ethanol production, however, falling natural gas prices have mitigated this increase in gas expense. We expect the market price for natural gas to remain steady in the near term as we continue to enjoy an abundant supply of domestic natural gas, due in part to the continued commissioning of new, highly productive natural gas wells.

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

We experienced an approximately $1,271,000 combined realized and unrealized loss for the three month period ended January 31, 2012 related to our corn and natural gas derivative instruments which increased our cost of goods sold. By comparison, we experienced an approximately $870,000 combined realized and unrealized gain for the three months ended January 31, 2011 related to our corn and natural gas derivative instruments which decreased our cost of goods sold. We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn and natural gas in cost of goods sold as the changes occur.  As corn and natural gas prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance.

Operating Expense

Our operating expenses as a percentage of revenues were relatively steady for the three month period ended January 31, 2012 when compared to the same period ended January 31, 2011. We continue to focus on increasing our operating efficiency and we strive to lower our operating expenses.

Operating Income

Our income from operations for the three months ended January 31, 2012 was 6.9% of our revenues compared to income of approximately 9.7% of our revenues for the three months ended January 31, 2011. For the three months ended January 31, 2012, we reported operating income of $3,024,214 and for the three months ended January 31, 2011, we had operating income of $2,975,612. This increase in our operating income is primarily due to the increases in our ethanol and distillers grains revenues keeping up with the escalating price of corn.

Other Income and Expense

We had other income for the three months ended January 31, 2012 of $18,074 compared to other income of $35,984 for the three months ended January 31, 2011.

Included in other income and expense is our interest income and expense. Interest expense for the three months ended January 31, 2012, was less that one tenth of one percent of our revenue and totaled approximately $7,700, compared to approximately $5,459 of interest expense for the three months ended January 31, 2011. The interest expense incurred during the three months ended January 31, 2012 is attributable to a 5 year, 3.875% note we took to purchase a Shuttlewagon Railcar Mover in December 2011 and the one percent fee on our letters of credit. The interest expense incurred during the three months ended January 31, 2011 is attributable to our low interest loan obtained through a local Economic Development Authority ("EDA") and the one percent fee on our letters of credit. On August 26, 2011, the board of governors decided to repay the EDA loan in the amount of approximately $187,000.

Our interest income was lower for the three months ended January 31, 2012 when compared to the three months ended January 31, 2011. This reduction in interest income is primarily a result of us having used a portion of our cash on hand to make a distribution to our unit holders in the amount of approximately $9,200,000 in December 2011.

Changes in Financial Condition for the Three Months Ended January 31, 2012

The following table highlights the changes in our financial condition for the three months ended January 31, 2012 from our previous fiscal year ended October 31, 2011:

	January 31, 2012	October 31, 2011
Current Assets	$21,874,348	$27,542,361
Current Liabilities	$5,582,185	$13,680,184
Long-Term Debt	$469,370	$—
Members' Equity	$52,737,006	$49,761,138

Total assets were approximately $58,789,000 at January 31, 2012 compared to approximately $63,441,000 at October 31, 2011. This decrease in total assets is primarily a result of the approximately $9,200,000 cash distribution paid to membership during our three month period ended January 31, 2012. Also included in our total assets this period is an increase of approximately $2,000,000 in land, process equipment, and construction in progress. Our construction in progress is primarily related to the de-bottlenecking process we are implementing at our plant as we move toward an increased annual run rate.

Current assets totaled approximately $21,874,000 at January 31, 2012, which is less than to our current assets as of October 31, 2011, which totaled approximately $27,542,000.

We are currently in the process of finalizing the purchase of land that will be used as part of a rail infrastructure improvement project. We had commitments to purchase an additional $2,000,000 of land which occurred during the second quarter of fiscal 2012.

Total current liabilities decreased and totaled approximately $5,582,000 at January 31, 2012 and $13,680,000 at October 31, 2011. This decrease was mainly due to the payment of the accrued distribution during the first quarter of fiscal 2012. Long term debt increased from zero at October 31, 2011 to approximately $469,000 at January 31, 2012 as we financed the purchase of a Shuttlewagon Railcar Mover in December 2011.

Plant Operations

We are currently producing fuel-grade ethanol, distillers grains and crude corn oil for sale. Our plant has an approximate annual production capacity of 60 million gallons of denatured ethanol. We have obtained an amendment to our environmental permits allowing us to produce up to 70 million gallons of undenatured ethanol on a twelve month rolling sum basis. We intend to continue working to increase production to take advantage of the underutilized capacity of our plant.  Any plant bottlenecks are assessed and a cost benefit analysis is performed prior to further capital investment.

Our recent de-bottlenecking projects include:
•Modifications to our CO2 scrubber column equipment;
•Modifications to our distillation equipment;
•Installation of a Continuous Emissions Monitoring System (CEMS);
•Installation of a larger sieve feed pump;
•Installation of a fourth mole sieve;
•Reserve osmosis system addition;
•Denaturant blending skids;
•Valve and baffle upgrades;
•Addition of a second slurry tank and a third liquefaction tank; and
•Addition of a third hammer mill.

We are in the process of soliciting bids for several additional de-bottlenecking projects. Each of these projects help our facility to be more efficient, productive and improve the environmental aspects of our process. For the three month period ended

January 31, 2012 we have incurred approximately $500,000 in costs associated with our equipment construction projects. Since starting our de-bottlenecking project we have incurred approximately $4,500,000 associated with the cost of these equipment improvements.

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

The following chart shows the general price information released by the USDA in their National Weekly Energy Round-Up Report for ethanol through March 2012.

According to the Renewable Fuels Association (“RFA”), as of February 17, 2012, there were 209 ethanol plants nationwide with the capacity to produce approximately 14.7 billion gallons of ethanol annually. The RFA estimates that plants with an annual production capacity of approximately 14.2 billion gallons are currently operating and that approximately 3.4% of the nameplate production capacity is not currently operational. Management believes the production capacity of the ethanol industry is greater than ethanol demand which may begin to depress ethanol prices. This overcapacity issue may be exacerbated by increased production from plants that had previously slowed their rate of production or idled altogether due to poor operating margins.

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

Xcel Energy is the owner of a dam on the Minnesota River located downstream from our water intake structure. We have been notified that Xcel Energy intends to remove that dam during the summer of 2012. In the event Xcel Energy does proceed with the dam removal, we expect that the water level around our intake structure will be lowered by approximately 15 feet. This change in the pool level would require us to invest capital to upgrade our intake structure to draw water from the Minnesota River. Our intent is to preserve the current pool level for the benefit of area residents, local business, and Granite Falls Energy.

Trends and Uncertainties Impacting the Corn and Natural Gas Markets and Our Future Cost of Goods Sold

Our costs of our goods sold consist primarily of costs relating to the corn and natural gas supplies necessary to produce ethanol and distillers grains for sale. We grind approximately 1,800,000 bushels of corn each month. For the quarter ended January 31, 2012, our average cost of corn, net of hedging activity, was approximately $1.20 higher than our cost of corn for the same period ended January 31, 2011.

Management attributes the currently high corn prices to uncertainty regarding an imbalance between corn supply and demand. Management anticipates that corn prices will continue to be volatile and will be subject to weather factors that may influence corn prices during the 2012 growing season. On March 9, 2012 the USDA reported its supply and demand expectations for 2012 which reflected lower than expected supplies of corn coming out of South America and relatively steady demand expectations for 2012. At this stage the market is looking forward to the planting intentions report that comes out at the end of March. Private analysts are already predicting record corn acreage for the 2012 growing season, however, larger acreage expectations are tempered by the dry soil conditions present in much of the upper Midwest and the potential for drought induced yield reductions. The Company expects to experience volatile corn markets until the 2012 crop is started at which point growing conditions will be the primary driver for local basis numbers and corn futures prices.

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

Commodity Price Risk Protection

We seek to minimize the risks from fluctuations in the prices of corn, ethanol, denaturant and natural gas through the use of derivative instruments. In practice, as markets move, we actively manage our risk and adjust hedging strategies as appropriate. We do not use hedge accounting which would match the gain or loss on our hedge positions to the specific commodity contracts being hedged. Instead, we are using fair value accounting for our hedge positions, which means that as the current market price of our hedge positions changes, the gains and losses are immediately recognized in our revenue or cost of goods sold depending on the commodity that is hedged. The immediate recognition of hedging gains and losses under fair value accounting can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.

As of January 31, 2012, the fair values of our derivative instruments are reflected as a net liability in the amount of $79,350. As of October 31, 2011, we recorded a net asset for our derivative instruments in the amount of $404,050. There are several variables that could affect the extent to which our derivative instruments are impacted by fluctuations in the price of corn, ethanol, denaturant or natural gas. However, it is likely that commodity cash prices will have the greatest impact on the derivative instruments with delivery dates nearest the current cash price. As we move forward, additional protection may be necessary. As the prices of these hedged commodities move in reaction to market trends and information, our statement of operations will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for Granite Falls.

As of January 31, 2012, we had entered into derivative instruments to hedge 460,000 bushels of our future corn purchases through December 2012. At January 31, 2012, we did not have any fixed basis contracts for forward corn purchase commitments.

As of January 31, 2012, we had price protection in place for approximately 23% of our natural gas needs through January 31, 2013. As we move forward, we may determine that additional price protection for natural gas purchases is necessary to reduce our susceptibility to price increases. However, we may not be able to secure natural gas for prices less than current market price and we may not recover high costs of production resulting from the possible increase in natural gas prices, which may raise our costs of production and reduce our net income.

The derivative accounts are reported at fair value. We have categorized the cash flows related to the hedging activities with cash provided by operations, in the same category as the item being hedged. We expect substantially all of our hedge positions outstanding as of January 31, 2012 to be realized and recognized by March 2012.

Critical Accounting Estimates

Management uses estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.

Liquidity and Capital Resources

The following table shows our cash flows for the three months ended January 31, 2012 and 2011:

	Three Months Ended January 31
	2012	2011
Net cash provided by operating activities	$5,514,826	$3,575,284
Net cash provided by (used in) investing activities	(1,457,383)	1,954,716
Net cash (used in) financing activities	(9,214,960)	(9,212,026)

Operating Cash Flows. Cash provided by operating activities was approximately $5,515,000 for the three months ended January 31, 2012, which was an increase from the approximately $3,575,000 provided by operating activities for the three months ended January 31, 2011. Currently, our capital needs are being adequately met through cash flows from our operating activities and our currently available credit facilities.

Investing Cash Flows. Cash used in investing activities was approximately $1,457,000 for the three months ended January 31, 2012, compared to cash provided by investing activities of $1,955,000 for the three months ended January 31, 2011. During the three months ended January 31, 2012 we had positive investing cash flow from the maturity of certain short term investments (certificates of deposit) in the amount of $3,500,000. These proceeds were offset by payment for land acquisitions and construction in progress in the amount of approximately $1,500,000.

Financing Cash Flows. Cash used in financing activities was approximately $9,215,000 for the three months ended January 31, 2012, compared to $9,212,000 for the three months ended January 31, 2011, most of which was used to pay a distribution to our members in each period.

Indebtedness

Short-Term Debt Sources

The Company has a Loan Agreement with Minnwest Bank M.V. of Marshall, MN (the “Bank”). Under the Loan Agreement, the Company has a revolving line of credit with a maximum of $6,000,000 available which is secured by a first mortgage on substantially all of our assets. The Company has outstanding letters of credit in the amount of approximately $387,000. These letters of credit reduce the amount available under the revolving line of credit to approximately $5,613,000. The interest rate on the revolving line of credit is at 0.25 percentage points above the prime rate as reported by the Wall Street Journal, with a minimum rate of 4.5%. At January 31, 2012 and October 31, 2011, the Company had no outstanding balance on this line of credit.

Long-Term Debt Sources

In December 2011, the Company purchased a Shuttlewagon Railcar Mover for use at its facility. The Company financed all of the purchase price through Capital One Equipment Leasing and Finance. As of January 31, 2012, the loan amount was approximately $581,000. The note is on a five year term at a fixed annual interest rate of 3.875%.

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

Interest Rate Risk

We are generally exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from our revolving line of credit and letters of credit with Minnwest Bank. As of January 31, 2012, we did not have an outstanding balance on this revolving line of credit. The specifics of these credit facilities are discussed in greater detail in “Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Short-Term Debt Sources.”

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

A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the fair value of our corn and natural gas prices and average ethanol price as of January 31, 2012, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from January 31, 2012. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of January 31 2012	Approximate Adverse Change to Income
Natural Gas	1,190,000	MMBTU	10%	$429,000
Ethanol	61,250,000	Gallons	10%	$12,863,000
Corn	20,400,000	Bushels	10%	$12,852,000

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

Item 4.  Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit pursuant to the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Interim Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosures.

Our management, including our Interim Chief Executive Officer and General Manager (the principal executive officer), Wayne Gordon, along with our Chief Financial Officer (the principal financial officer), Stacie Schuler, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2012. Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Our management, including our principal executive officer and principal financial officer, have reviewed and evaluated all changes in our internal control over financial reporting that occurred during the quarter ended January 31, 2012 and there have been no changes that have materially affected or is reasonably likely to materially affect our internal control over financial reporting. However, on February 10, 2012, we transitioned to a new interim Chief Executive Officer which has resulted in additional training associated with our review process. Wayne Gordon was appointed as the interim Chief Executive Officer of the Company, the effective date of Mr. Gordon’s appointment coincides with the departure of the Company’s former Chief Executive Officer.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time in the ordinary course of business, Granite Falls Energy, LLC may be named as a defendant in legal proceedings related to various issues, including workers' compensation claims, tort claims, or contractual disputes. We are not currently involved in any material legal proceedings.

Item 1A. Risk Factors

The following risk factors are provided due to material changes from the risk factors previously disclosed in our annual report on Form 10-K. The risk factors set forth below should be read in conjunction with the risk factors section and the Management's Discussion and Analysis section for the fiscal year ended October 31, 2011, included in our annual report on Form 10-K.

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

The Secondary Tariff on Imported Ethanol was eliminated in December 2011, and its absence could negatively impact our profitability. The secondary tariff on imported ethanol was allowed to expire in December 2011. Accordingly, it is possible that we could see an increase in ethanol produced in foreign countries being marketed in the United States which could negatively impact our profitability. The secondary tariff on imported ethanol was a 54 cent per gallon tariff on ethanol imports from certain foreign countries. If market prices make importing ethanol to the United States profitable for foreign producers, we could see an influx of imported ethanol on the domestic ethanol market which could have a significant negative impact on domestic ethanol prices and our profitability.

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

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits.

(a)	The following exhibits are filed as part of this report.

Exhibit No.	Exhibit
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)*
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)*
32.1	Certificate Pursuant to 18 U.S.C. Section 1350*
32.2	Certificate Pursuant to 18 U.S.C. Section 1350*
101
The following financial information from Granite Falls Ethanol, LLC's Quarterly Report on Form 10-Q for the quarter ended January 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of January 31, 2012 and October 31, 2011, (ii) Condensed Statements of Operations for the three months ended January 31, 2012 and 2011, (iii) Statements of Cash Flows for the three months ended January 31, 2012 and 2011, and (iv) the Notes to Condensed Financial Statements.**

* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANITE FALLS ENERGY, LLC

Date:	March 16, 2012	/s/ Wayne Gordon
Wayne Gordon
Interim Chief Executive Officer

Date:	March 16, 2012	/s/ Stacie Schuler
Stacie Schuler
Chief Financial Officer