Form 10-Q
period 2012-04-30
Granite Falls Energy, LLC
filed 2012-06-14
CIK 1181749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended April 30, 2012

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
☐ Yes     ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of June 14, 2012 there were 30,606 membership units outstanding.

PART I    FINANCIAL INFORMATION

Item 1. Financial Statements

GRANITE FALLS ENERGY, LLC
Condensed Balance Sheets

ASSETS	April 30, 2012	October 31, 2011
	(Unaudited)
Current Assets
Cash	$9,352,443	$13,064,560
Restricted cash	600,000	1,503,000
Accounts receivable	4,239,714	3,777,547
Inventory	5,047,702	8,615,411
Commodity derivative instruments	—	404,050
Prepaid expenses and other current assets	255,101	177,793
Total current assets	19,494,960	27,542,361

Property, Plant and Equipment
Land and improvements	7,081,707	3,627,973
Railroad improvements	4,121,148	4,121,148
Process equipment and tanks	64,087,173	63,592,688
Administration building	279,734	279,734
Office equipment	154,072	154,072
Rolling stock	1,250,056	642,908
Construction in progress	409,030	366,979
	77,382,920	72,785,502
Less accumulated depreciation	38,986,619	36,886,541
Net property, plant and equipment	38,396,301	35,898,961

Total Assets	$57,891,261	$63,441,322

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC
Condensed Balance Sheets

LIABILITIES AND MEMBERS' EQUITY	April 30, 2012	October 31, 2011
	(Unaudited)
Current Liabilities
Current portion of long-term debt	$112,525	$—
Accounts payable	1,359,760	1,591,036
Corn payable to FCE - related party	2,785,992	2,516,923
Accrued liabilities	338,682	375,425
Distribution payable	—	9,196,800
Total current liabilities	4,596,959	13,680,184

Long-Term Debt, less current portion	440,830	—

Commitments and Contingencies

Members' Equity, 30,606 and 30,656 units authorized, issued and outstanding at April 30, 2012 and October 31, 2011, respectively	52,853,472	49,761,138

Total Liabilities and Members’ Equity	$57,891,261	$63,441,322

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC
Condensed Statements of Operations

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	April 30, 2012	April 30, 2011	April 30, 2012	April 30, 2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$39,025,122	$34,537,750	$82,770,898	$65,254,096

Cost of Goods Sold - primarily related party	38,367,706	30,833,215	78,425,531	58,015,828

Gross Profit	657,416	3,704,535	4,345,367	7,238,268

Operating Expenses	590,481	458,806	1,254,217	1,016,927

Operating Income	66,935	3,245,729	3,091,150	6,221,341

Other Income (Expense)
Other income, net	51,004	6,890	65,548	7,340
Interest income	4,052	18,008	15,281	59,001
Interest expense	(5,525)	(517)	(13,225)	(5,976)
Total other income, net	49,531	24,381	67,604	60,365

Net Income	$116,466	$3,270,110	$3,158,754	$6,281,706

Weighted Average Units Outstanding - Basic and Diluted	30,606	30,656	30,623	30,656

Net Income Per Unit - Basic and Diluted	$3.81	$106.67	$103.15	$204.91

Distributions Per Unit	$—	$—	$300.00	$300.00

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC
Condensed Statements of Cash Flows

	Six Months Ended	Six Months Ended
	April 30, 2012	April 30, 2011
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net income	$3,158,754	$6,281,706
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	2,100,078	1,912,414
Change in fair value of derivative instruments	1,301,250	(2,243,876)
Changes in assets and liabilities:
Restricted cash	903,000	(44,031)
Derivative instruments	(897,200)	1,776,066
Accounts receivable	(462,167)	1,236,456
Inventory	3,567,709	(2,879,109)
Prepaid expenses and other current assets	(77,308)	(81,745)
Accounts payable	37,793	344,177
Accrued liabilities	(103,163)	83,272
Net Cash Provided by Operating Activities	9,528,746	6,385,330

Cash Flows from Investing Activities
Proceeds from maturity of short-term investments	—	3,500,000
Payments for capital expenditures	(135,680)	(107,423)
Payments for land acquisition	(3,453,734)	—
Payments for construction in process	(409,030)	(2,505,789)
Net Cash Provided by (Used in) Investing Activities	(3,998,444)	886,788

Cash Flows from Financing Activities
Payments on long-term debt	(45,619)	(30,490)
Member distributions paid	(9,196,800)	(9,196,800)
Net Cash Used in Financing Activities	(9,242,419)	(9,227,290)

Net Decrease in Cash	(3,712,117)	(1,955,172)

Cash - Beginning of Period	13,064,560	10,664,225

Cash - End of Period	$9,352,443	$8,709,053

Supplemental Cash Flow Information
Cash paid during the period for:
Interest expense	$13,225	$5,983

Supplemental Disclosure of Noncash Investing, Operating and Financing Activities

Capital expenditures financed with long-term debt	$598,974	$—

Transfer of construction in process to fixed assets	$366,979	$2,447,516

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC
Notes to UNAUDITED Condensed Financial Statements
April 30, 2012

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed balance sheet as of October 31, 2011 is derived from audited financial statements. The unaudited interim condensed financial statements of Granite Falls Energy, LLC (the “Company”) reflect all adjustments consisting only of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of financial position and results of operations and cash flows. The results for the three and six month periods ended April 30, 2012 are not necessarily indicative of the results that may be expected for a full fiscal year. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) are condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), although the Company believes that the disclosures made are adequate to make the information not misleading. These condensed financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in its annual report for the year ended October 31, 2011 filed on Form 10-K with the SEC.

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
April 30, 2012

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

3. INVENTORY

Inventories consist of the following:

	April 30, 2012	October 31, 2011
Raw materials	$1,790,385	$5,323,615
Spare parts	648,555	584,011
Work in process	1,101,054	1,150,239
Finished goods	1,507,708	1,557,546
Totals	$5,047,702	$8,615,411

The Company performs a lower of cost or market analysis on inventory to determine if the market values of inventories are less

GRANITE FALLS ENERGY, LLC
Notes to UNAUDITED Condensed Financial Statements
April 30, 2012

than their carrying value, which is attributable primarily to decreases in market prices of corn and ethanol. Based on the lower of cost or market analysis, the Company did not record a lower of cost or market change on inventories for the quarter ended April 30, 2012 or 2011.

4.    DERIVATIVE INSTRUMENTS

As of April 30, 2012, the Company did not have any outstanding derivative instruments.

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

The following tables provide details regarding the gains and (losses) from Company's derivative instruments in statements of operations, none of which are designated as hedging instruments:

	Statement of Operations location	Three Months Ended April 30,
		2012	2011

Ethanol contracts	Revenue	—	(10,546)
Corn contracts	Cost of Goods Sold	(30,682)	1,369,782
Natural gas contracts	Cost of Goods Sold	—	14,985

Total gain (loss)		$(30,682)	$1,374,221

	Statement of Operations location	Six Months Ended April 30,
		2012	2011

Ethanol contracts	Revenue	—	(10,546)
Corn contracts	Cost of Goods Sold	(1,301,250)	2,245,607
Natural gas contracts	Cost of Goods Sold	—	8,815

Total gain (loss)		$(1,301,250)	$2,243,876

5.    REVOLVING LINE OF CREDIT

The Company has a Loan Agreement with a bank. Under the Loan Agreement, the Company has a revolving line of credit with a maximum of $6,000,000 available through March 2013 and is secured by substantially all of the Company's assets. The interest rate on the revolving line of credit is at 0.25 percentage points above the prime rate as reported by the Wall Street Journal, with a minimum rate of 4.0%. The interest rate on the revolving line of credit at April 30, 2012 was 4.0%, the minimum rate under the terms of the agreement. At April 30, 2012, the Company had no outstanding balance on this line of credit. The Company is required

GRANITE FALLS ENERGY, LLC
Notes to UNAUDITED Condensed Financial Statements
April 30, 2012

to maintain a savings account balance with the Bank totaling 10% of the maximum amount available on the line of credit to serve as collateral on this line of credit.  At both April 30, 2012 and October 31, 2011, this amount totaled $600,000 and is included in restricted cash.

The Company also has letters of credit totaling $386,928 with the bank as part of a credit requirement of Northern Natural Gas. These letters of credit reduce the amount available under the revolving line of credit to approximately $5,613,000.

6.    LONG-TERM DEBT

Long-term debt consists of the following:

	April 30, 2012	October 31, 2011
Capital One Equipment Leasing/Finance:
Shuttlewagon Railcar Mover (5 year term at 3.875%)	$553,355	$—

Less: Current Maturities	(112,525)	—

Total Long-Term Debt	$440,830	$—

7. LEASES

The Company has a lease agreement with Trinity Industries Leasing Company (“Trinity”) for 75 hopper cars to assist with the transport of distiller's grains by rail through November 2015. The Company will pay Trinity $620 per month plus $0.03 per mile traveled in excess of 36,000 miles per year. Rent expense for these leases was approximately $137,355 and $137,640 for the three month periods ended April 30, 2012 and 2011, respectively. Rent expense for these leases for the six month periods ended April 30, 2012 and 2011, respectively, was approximately $272,000 and $278,000.

At April 30, 2012, the Company had lease agreements with three leasing companies for 177 rail car leases for the transportation of the Company's ethanol with various maturity dates through October 2017. The rail car lease payments are due monthly in the aggregate amount of approximately $107,000. Rent expense for these leases was approximately $317,835 and $275,606 for the three month periods ended April 30, 2012 and 2011, respectively. Rent expense for these leases for the six month periods ended April 30, 2012 and 2011, respectively, was approximately $636,000 and $540,000.

8. MEMBERS' EQUITY

The Company has one class of membership units.   The units have no par value and have identical rights, obligations and privileges.  Income and losses are allocated to all members based upon their respective percentage of units held. As of April 30, 2012 and October 31, 2011, the Company had 30,606 and 30,656 respectively, membership units issued and outstanding.

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

GRANITE FALLS ENERGY, LLC
Notes to UNAUDITED Condensed Financial Statements
April 30, 2012

9. FAIR VALUE

The Company did not have any financial assets or liabilities measured at fair value on a recurring basis at April 30, 2012.

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

10. COMMITMENTS AND CONTINGENCIES

Corn Storage and Grain Handling Agreement and Purchase Commitments

The Company has a corn storage and grain handling agreement with Farmers Cooperative Elevator Company (FCE), a member. Under the current agreement, the Company agrees to purchase all of the corn needed for the operation of the plant from FCE. The price of the corn purchased will be the bid price the member establishes for the plant plus a set fee per bushel. At April 30, 2012, the Company had 1,000,000 bushels of forward purchased basis only corn with FCE. At October 31, 2011, the Company had 460,000 bushels of stored corn totaling $2,862,550 with FCE.

Ethanol Contracts

At April 30, 2012, the Company had forward ethanol sales contracts totaling approximately 7.6 million gallons for various delivery periods from May 2012 to June 2012. The prices on these contracts have a basis level established by the Oil Price Information Service (“OPIS”) Chicago ethanol market, the Platts Chicago market, and the Platts New York Harbor market between -$0.09 and -$0.18.

Distillers Grains Contracts

At April 30, 2012, the Company had forward distillers grains sales contracts totaling approximately 50,000 tons for various delivery periods from May 2012 to September 2012 at an average price of approximately $190 per ton.

Natural Gas Contracts

At April 30, 2012, the Company had forward contracts to purchase approximately 170,000 British thermal units (MMBTU) of natural gas during the months of May 2012 through January 2013 at an average price of approximately $4.10 per MMBTU.

Corn Oil Contracts

At April 30, 2012, the Company had forward corn oil sales contracts totaling approximately 13.3M pounds for various delivery periods from May 2012 to September 2012 at an average price of approximately $0.44 per pound.

Rail Infrastructure Improvement Project

The Company is currently in the process of a rail infrastructure improvement project. As of April 30, 2012 the Company has acquired approximately $3,500,000 of land that will be used for this project.  The Company has contracts with various contractors totaling approximately $3.8 million to construct the project, of which approximately $410,000 has been completed as of April 30, 2012.  The project is expected to be completed in late 2012.

GRANITE FALLS ENERGY, LLC
Notes to UNAUDITED Condensed Financial Statements
April 30, 2012

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three and six month periods ended April 30, 2012, compared to the same period of the prior fiscal year. This discussion should be read in conjunction with the condensed financial statements and notes and the information contained in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2011.

Disclosure Regarding Forward-Looking Statements

This report contains historical information, as well as forward-looking statements. These forward-looking statements include any statements that involve known and unknown risks and relate to future events and our expectations regarding future performance or conditions. Words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “intend,” “could,” “hope,” “predict,” “target,” “potential,” or “continue” or the negative of these terms or other similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. These forward-looking statements, and others we make from time to time, are subject to a number of risks and uncertainties. Many factors could cause actual results to differ materially from those projected in forward-looking statements. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include, but are not limited to:

•	Changes in the availability and price of corn and natural gas;

•	Changes in our business strategy, capital improvements or development plans;

•	Our ability to profitably operate the ethanol plant and maintain a positive spread between the selling price of our products and our raw materials costs;

•	Results of our hedging transactions and other risk management strategies;

•	Decreases in the market prices of ethanol and distillers grains;

•	Ethanol supply exceeding demand; and corresponding ethanol price reductions;

•	Changes in the environmental regulations that apply to our plant operations and changes in our ability to comply with such regulations;

•	Changes in plant production capacity or technical difficulties in operating the plant;

•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;

•	Lack of transport, storage and blending infrastructure preventing ethanol from reaching high demand markets;

•	Changes in federal and/or state laws (including the elimination of any federal and/or state ethanol tax incentives);

•	Changes and advances in ethanol production technology;

•	Effects of mergers, consolidations or contractions in the ethanol industry;

•	Competition from alternative fuel additives;

•	The development of infrastructure related to the sale and distribution of ethanol;

•	Our inelastic demand for corn, as it is the only available feedstock for our plant;

•	Our ability to retain key employees and maintain labor relations;

•	Changes to our current water intake system, or our ability to cost-effectively construct a modified water intake system, if necessary; and

•	Volatile commodity and financial markets.
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

Overview

Granite Falls Energy, LLC (“Granite Falls Energy” or the “Company”) is a Minnesota Limited Liability Company formed on December 29, 2000.

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

On April 23, 2012, Steve Christensen was appointed as Chief Executive Officer of the Company. The date of Mr. Christensen's appointment coincides with the resignation of Wayne Gordon, who served as our interim Chief Executive Officer from February 10, 2012 through the date of his resignation. Mr. Gordon's appointment coincided with the departure of our previous Chief Executive Officer.

As of the date of this report, we have 36 full time employees. Ten of these employees are involved primarily in management and administration. The remaining employees are involved primarily in plant operations. We do not currently anticipate any significant change in the number of employees at our plant.

Results of Operations for the Three Months Ended April 30, 2012 and 2011

The following table shows the results of our operations and the approximate percentage of revenues, costs of goods sold, operating expenses and other items to total revenues in our unaudited statements of operations for the three months ended April 30, 2012 and 2011:

	2012		2011
Income Statement Data	Amount	%	Amount	%
Revenue	$39,025,122	100.0%	$34,537,750	100.0%
Cost of Goods Sold	38,367,706	98.3%	30,833,215	89.3%
Gross Profit	657,416	1.7%	3,704,535	10.7%
Operating Expenses	590,481	1.5%	458,806	1.3%
Operating Income	66,935	0.2%	3,245,729	9.4%
Other Income, net	49,531	0.1%	24,381	0.1%
Net Income	$116,466	0.3%	$3,270,110	9.5%

Revenues

Our revenues from operations come from three primary sources: sales of fuel ethanol, sales of distillers grains and sales of corn oil.

The following table shows the sources of our revenue for the three months ended April 30, 2012:

Revenue Sources	Amount	Percentage of Total Revenues

Ethanol sales	$31,250,124	80.1%
Distillers grains sales	6,860,000	17.6%
Corn oil sales	914,997	2.3%
Total Revenues	$39,025,122	100.0%

The following table shows the sources of our revenue for the three months ended April 30, 2011:

Revenue Sources	Amount	Percentage of Total Revenues

Ethanol sales	$28,093,094	81.3%
Distillers grains sales	5,558,477	16.1%
Corn oil sales	896,724	2.6%
Ethanol derivative activity (losses)	(10,546)	—%
Total Revenues	$34,537,750	100.0%

In the three month period ended April 30, 2012, ethanol sales comprised 80.1% of our revenues and distillers grains sales comprised 17.6% percent of our revenues, while corn oil sales comprised 2.3% of our revenues. For the three month period ended April 30, 2011, ethanol sales comprised 81.3% of our revenue, without including ethanol derivatives, and distillers grains sales comprised 16.1% of our revenue, while corn oil sales comprised 2.6% of our revenues.

The average ethanol sales price we received for the three month period ended April 30, 2012 was approximately 10.7% lower than our average ethanol sales price for the comparable 2011 period. Management attributes the decrease in our average ethanol sales price to sustained market oversupply resulting from anticipation of the expiration of the Federal Volumetric Ethanol Excise Tax Credit (“VEETC”) on December 31, 2011. In an effort to capture as much of the VEETC as possible, blenders maximized the amount of ethanol they could blend at the end of calendar 2011. As a result of that timing, demand slowed during the beginning of calendar 2012, resulting in increased ethanol inventories, which have pressured ethanol prices downward. Recent geopolitical events in the Middle East have caused significant uncertainty about the global supply of crude oil and other petroleum based products. Management anticipates that the price of ethanol will continue to be volatile during our 2012 fiscal year as a result of these factors. Our volume of ethanol sold during the three month period ended April 30, 2012 was approximately 24.6% higher than the volume sold for the comparable 2011 period. This increase in ethanol sales is largely due to the de-bottlenecking improvements made to our facility in the last year.

Distillers grains represent a larger portion of our revenues during the three months ended April 30, 2012 compared to the same period of 2011 as a result of the higher prices of distillers grains produced and sold during our first fiscal quarter of 2012 compared to the same period of 2011. The price we received for our dried distillers grains in the three month period ended April 30, 2012 was approximately 4.6% higher than the price we received during the three months ended April 30, 2011. This price increase, combined with the decrease in ethanol prices discussed above, resulted in distillers grains sales comprising a larger percentage of our total revenues during the three months ended April 30, 2012 relative to the same period during the prior year. Management believes these higher distillers grains prices are a result of the high price of other feed products available to livestock producers. We anticipate that the market price of our dried distillers grains will continue to be volatile as a result of changes in the price of corn and competing animal feed substitutes such as soybean meal. Volatility in distillers grains supplies related to changes in ethanol production is another factor that may impact the sales price of our distillers grains.

Corn oil represented a slightly smaller portion of our revenues during the three months ended April 30, 2012 than it did for the same period of 2011. Corn oil sales accounted for approximately 2.3% of our revenues during our quarter ended April 30, 2012 compared to 2.6% for our quarter ended April 30, 2011. The price we received for our corn oil decreased by approximately 16.2% during the three months ended April 30, 2012 compared to the same period of 2011. However, offsetting this price decrease, our total volume of corn oil sold increased by 21.8% as a result higher production rates at our facility. Management attributes the decrease in corn oil prices to additional corn oil entering the market. However, increased use of corn oil by biodiesel producers and animal feeders have continued to support demand.

We occasionally engage in hedging activities with respect to our ethanol sales. We recognize the gains or losses that result from the changes in the value of these derivative instruments in revenues as the changes occur. As ethanol prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance. We anticipate continued volatility in our revenues due to the timing of the changes in value of the derivative instruments relative to the price and volume of the ethanol being hedged. We did not recognize any gains or losses for the three month period ended April 30, 2012 related to our ethanol derivative instruments, as compared to an approximate $11,000 combined realized and unrealized loss for the three months ended April 30, 2011 related to our ethanol derivative instruments, which decreased our revenues.

Our results of operations for our 2012 fiscal year will continue to be affected by volatility in the commodity markets. If plant operating margins are negative for an extended period of time, management anticipates that this could negatively impact our liquidity. Management believes the industry will need to continue to grow demand and further develop an ethanol distribution system to facilitate additional blending of ethanol and gasoline to offset the increased supply brought to the marketplace by additional production. In April 2012, the U.S. Environmental Protection Agency ("EPA") approved the first applications for registering ethanol for use in making a blend of fifteen percent ethanol, known as E15. Since that time, we have applied with the EPA to register ethanol for use in making E15, although our application remains pending as of the date of this report. We are optimistic that over time, as E15 is brought to market and gains market acceptance, demand for ethanol will increase. However, we do not anticipate that the EPA's acceptance of applications for registering ethanol for use in making E15 will impact ethanol demand or pricing in the near term.

Cost of Sales

Our costs of goods sold as a percentage of revenues were 98.3% for the three month period ended April 30, 2012 compared to 89.3% for the same period of 2011. Our two largest costs of production are corn (83.8% of cost of goods sold for our three months ended April 30, 2012) and natural gas (3.8% of cost of goods sold for our three months ended April 30, 2012). Our cost of goods sold increased to approximately $38,368,000 for the three months ended April 30, 2012 from approximately $30,833,000 in the three months ended April 30, 2011. The main driver of our increased cost of goods sold was the increased volume of corn we processed due to our higher ethanol production. The volume of corn we processed was up 17.8% for the three months ended April 30, 2012 as compared to the same period for our 2011 fiscal year. Additionally, our per bushel corn costs increased by approximately 1.9% for the three months ended April 30, 2012 as compared to the same period for our 2011 fiscal year. Management anticipates that corn prices will remain high throughout the rest of our 2012 fiscal year, especially if extreme weather interferes with the 2012 growing season. The USDA's World Agricultural Supply and Demand Estimates published on May 10, 2012, projects record domestic corn production of 14.8 billion bushels for the 2012 growing season. Management expects that this level of production, if realized, would put downward pressure on corn prices.

For the three month period ended April 30, 2012, we experienced a decrease of approximately 15.2% in our overall natural gas costs compared to the same period of 2011. Falling natural gas prices have decreased our natural gas costs, even though our natural gas consumption has risen as a result of our 19.7% increase in ethanol production during the quarter ended April 30, 2012 as compared to the same period in 2011. We expect the market price for natural gas to remain steady in the near term as we continue to enjoy an abundant supply of domestic natural gas, due in part to the continued commissioning of new, highly productive natural gas wells.

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

We experienced an approximate $31,000 combined realized and unrealized loss for the three month period ended April 30, 2012 related to our corn and natural gas derivative instruments, which increased our cost of goods sold. By comparison, we experienced an approximate $1,374,000 combined realized and unrealized gain for the three months ended April 30, 2011 related to our corn and natural gas derivative instruments, which decreased our cost of goods sold. We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn and natural gas in cost of goods sold as the changes occur.  As corn and natural gas prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance.

Operating Expense

Our operating expenses as a percentage of revenues were relatively steady for the three month period ended April 30, 2012 when compared to the same period ended April 30, 2011. The increase in our operating expenses for the three months ended April 30, 2012 as compared to the same period for our 2011 fiscal year is due primarily to an increase in rail car fees. We continue to focus on increasing our operating efficiency and we strive to lower our operating expenses.

Operating Income

Our income from operations for the three months ended April 30, 2012 was 0.2% of our revenues compared to income of approximately 9.4% of our revenues for the three months ended April 30, 2011. For the three months ended April 30, 2012, we reported operating income of $66,935 and for the three months ended April 30, 2011, we had operating income of $3,245,729. This decrease in our operating income is primarily due to decreased ethanol sales prices.

Other Income and Expense

We had other income for the three months ended April 30, 2012 of $49,531 compared to other income of $24,381 for the three months ended April 30, 2011.

Our other income and expense includes other income, net of $51,004 for the three months ended April 30, 2012, as compared to $6,890 for the same period the prior year. Our other income, net increased primarily due to income related to land rent for the property on which our loop track will be constructed and other miscellaneous income during the quarter ended April 30, 2012.

Also included in other income and expense is our interest income and expense. Interest expense for the three months ended April 30, 2012, was less than one tenth of one percent of our revenue and totaled approximately $5,525, compared to approximately $517 of interest expense for the three months ended April 30, 2011. The interest expense incurred during the three months ended April 30, 2012 is attributable to a 5 year, 3.875% note we took to purchase a Shuttlewagon Railcar Mover in December 2011 and the one percent fee on our letters of credit. The interest expense incurred during the three months ended January 31, 2011 is attributable to our low interest loan obtained through a local Economic Development Authority ("EDA") and the one percent fee on our letters of credit. On August 26, 2011, the board of governors decided to repay the EDA loan in the amount of approximately $187,000.

Our interest income was lower for the three months ended April 30, 2012 when compared to the three months ended April 30, 2011. This reduction in interest income is primarily a result of us having less cash on hand during the quarter ended April 30, 2012 as compared to the same period the prior year.

Results of Operations for the Six Months Ended April 30, 2012 and 2011

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the six months ended April 30, 2012 and 2011:

	2012		2011
Income Statement Data	Amount	%	Amount	%
Revenue	$82,770,898	100.0%	$65,254,096	100.0%
Cost of Goods Sold	78,425,531	94.8%	58,015,828	88.9%
Gross Profit	4,345,367	5.2%	7,238,268	11.1%
Operating Expenses	1,254,217	1.5%	1,016,927	1.6%
Operating Income	3,091,150	3.7%	6,221,341	9.5%
Other Income	67,604	0.1%	60,365	0.1%
Net Income	$3,158,754	3.8%	6,281,706	9.6%

Revenues

The following table shows the sources of our revenue for the six months ended April 30, 2012:

Revenue Sources	Amount	Percentage of Total Revenues

Ethanol sales	$67,447,635	81.5%
Distillers grains sales	13,562,618	16.4%
Corn oil sales	1,760,645	2.1%
Total Revenues	$82,770,898	100.0%

The following table shows the sources of our revenue for the six months ended April 30, 2011 :

Revenue Sources	Amount	Percentage of Total Revenues

Ethanol sales	$53,797,102	82.4%
Distillers grains sales	9,837,670	15.1%
Corn oil sales	1,629,870	2.5%
Ethanol derivative activity gains (losses)	(10,546)	—%
Total Revenues	$65,254,096	100.0

Our total revenues were higher for the six month period ended April 30, 2012 compared to the same period of 2011. This increase in revenue is a result of a significant increase in our quantity of ethanol sold during the first six months of our 2012 fiscal year compared to the same period of 2011. We sold approximately 24.9% more gallons of ethanol during the six month period ended April 30, 2012 compared to the same period of 2011. However, the price we received for our ethanol was only approximately 0.4% higher for the six month period ended April 30, 2012 compared to the same period of 2011. Our increase in our quantity of ethanol sold is largely due to the de-bottlenecking improvements made to our facility in the last year.

The average price we received for our distillers grains was approximately 13.7% higher for the first six months of our 2012 fiscal year compared to the same period of 2011. We also sold approximately 21.2% more tons of distillers grains during the first six months of our 2012 fiscal year compared to the same period of 2011 due to our increased ethanol production.

We sold approximately 12.6% more pounds of corn oil during the first six months of our 2012 fiscal year compared to the same period of 2011. However, offsetting our increase in corn oil sales, our average price per pound of corn oil decreased by approximately 4.1% for the first six months of our 2012 fiscal year compared to the same period of 2011.

Cost of Goods Sold

Our costs of goods sold were significantly higher for the first six months of our 2012 fiscal year compared to the same period of our 2011 fiscal year. Additionally, our costs of good sold as a percentage of our revenues were higher for the first six months of our 2012 fiscal year compared to the same period of our 2011 fiscal year. Our average cost per bushel of corn was approximately 11.6% higher during the first six months of our 2012 fiscal year compared to the same period of 2011. Additionally, we ground approximately 20.8% more corn during the first six months of our 2012 fiscal year compared to the same period of 2011 due to our increased production.

Our natural gas costs decreased during the first six months of our 2012 fiscal year compared to the same period of 2011. Our total cost of natural gas was approximately 5.8% lower during the first six months of our 2012 fiscal year compared to the same period of 2011. Our natural gas consumption during the first six months of our 2012 fiscal year was approximately 13.5% higher compared to the first six months of our 2011 fiscal year. Management attributes this increase in our natural gas consumption to increases in our ethanol production and quantity of distillers grains sold.

We experienced an approximate $1,301,000 combined realized and unrealized loss for the six month period ended April 30, 2012 related to our corn and natural gas derivative instruments, which increased our cost of goods sold. By comparison, we experienced an approximately $2,254,000 combined realized and unrealized gain for the six months ended April 30, 2011 related to our corn, natural gas , and denaturant derivative instruments, which decreased our cost of goods sold. We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn, natural gas, and denaturant in cost of goods sold as the changes occur.  As corn, natural gas, and denaturant prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance.

Operating Expenses

Our operating expenses as a percentage of revenues were relatively steady for the six month period ended April 30, 2012 when compared to the same period ended April 30, 2011. The increase in our operating expenses for the six months ended April 30, 2012 as compared to the same period for our 2011 fiscal year is due primarily to an increase in rail car fees. We continue to focus on increasing our operating efficiency and we strive to lower our operating expenses.

Other Income and Expense

We had other income for the six months ended April 30, 2012 of $67,604 compared to $60,365 for the six months ended April 30, 2011. Our other income, net increased primarily as a result of income related to land rent and other miscellaneous income.

Our interest income was lower for the six month period ended April 30, 2012 compared to the same period of 2011 as a result of having less cash on hand during the 2012 period. Our interest expense was greater for the first six months of our 2012 fiscal year compared to the same period of 2011 due to the note we took to purchase a Shuttlewagon Railcar Mover in December 2011.

Changes in Financial Condition for the Six Months Ended April 30, 2012

The following table highlights the changes in our financial condition for the six months ended April 30, 2012 from our previous fiscal year ended October 31, 2011:

	April 30, 2012	October 31, 2011
Current Assets	$19,494,960	$27,542,361
Current Liabilities	$4,596,959	$13,680,184
Long-Term Debt	$440,830	$—
Members' Equity	$52,853,472	$49,761,138

Total assets were approximately $57,891,000 at April 30, 2012 compared to approximately $63,441,000 at October 31, 2011. This decrease in total assets is primarily a result of the approximately $9,200,000 cash distribution paid to membership during our six month period ended April 30, 2012. Also included in our total assets this period is an increase of approximately $4,000,000 in land, process equipment, and construction in progress. During fiscal 2012, we purchased approximately $3,500,000 of land that will be used as part of a rail infrastructure improvement project. Our construction in progress is primarily related to the de-bottlenecking process we are implementing at our plant as we move toward an increased annual run rate. The additions in property, plant and equipment were offset with additional depreciation of approximately $2,100,000.

Current assets totaled approximately $19,495,000 at April 30, 2012, which is less than our current assets as of October 31, 2011, which totaled approximately $27,542,000.

Total current liabilities decreased and totaled approximately $4,597,000 at April 30, 2012 and approximately $13,680,000 at October 31, 2011. This decrease was mainly due to the payment of the accrued distribution during the first quarter of fiscal 2012. Long term debt increased from zero at October 31, 2011 to approximately $441,000 at April 30, 2012 as we financed the purchase of a Shuttlewagon Railcar Mover in December 2011.

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

We have completed several de-bottlenecking projects and we are in the process of soliciting bids for several additional projects. Each of these projects help our facility to be more efficient, productive and improve the environmental aspects of our process. For the six month period ended April 30, 2012 we have incurred approximately $900,000 in costs associated with our equipment construction projects. Since starting our de-bottlenecking projects we have incurred approximately $4,900,000 associated with the cost of these equipment improvements.

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

The following chart shows the average cash price per gallon of ethanol in Minnesota from January 2010 through June 2012, as compiled by the USDA Agricultural Marketing Service.

According to the Renewable Fuels Association (“RFA”), as of May 30, 2012, there were 212 ethanol plants nationwide with the capacity to produce approximately 14.7 billion gallons of ethanol annually. The RFA estimates that plants with an annual production capacity of approximately 14.0 billion gallons are currently operating and that approximately 5.3% of the nameplate production capacity is not currently operational. Management believes the production capacity of the ethanol industry is greater than ethanol demand which may begin to depress ethanol prices. This overcapacity issue may be exacerbated by increased production from plants that had previously slowed their rate of production or idled altogether due to poor operating margins.

Currently, ethanol is primarily blended with conventional gasoline for use in standard (non-flex fuel) vehicles to create a blend which is 10% ethanol and 90% conventional gasoline. Estimates indicate that approximately 135 billion gallons of gasoline are sold in the United States each year. However, gasoline demand may be shrinking in the United States as a result of the global economic slowdown and improved fuel efficiency. Assuming that all gasoline in the United States is blended at a rate of 10% ethanol and 90% gasoline, the maximum demand for ethanol is 13.5 billion gallons. This is commonly referred to as the “blend wall”, which represents a limit where more ethanol cannot be blended into the national gasoline pool. This is a theoretical limit since it is believed it would not be possible to blend ethanol into every gallon of gasoline that is used in the United States and it discounts higher percentage blends of ethanol such as E15 and E85 used in flex fuel vehicles. As discussed under "Results of Operations for the Three Months Ended April 30, 2012 and 2011 - Revenues," in April 2012, the U.S. Environmental Protection Agency ("EPA") approved the first applications for registering ethanol for use in making E15. As E15 is brought to market and gains market acceptance, management believes that demand for ethanol will increase. However, we do not expect the EPA's acceptance of applications for registering ethanol for use in making E15 to impact ethanol demand or pricing in the near term.

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

We have engaged in discussions with Xcel Energy regarding transferring ownership of the dam; however, the occurrence of any such transfer is uncertain and would require the approval of government authorities. We are also concurrently proceeding with plans to upgrade our water intake structure in the event ownership transfer does not occur and the dam is removed.

Trends and Uncertainties Impacting the Corn and Natural Gas Markets and Our Future Cost of Goods Sold

Our costs of our goods sold consist primarily of costs relating to the corn and natural gas supplies necessary to produce ethanol and distillers grains for sale. We grind approximately 1,800,000 bushels of corn each month. For the quarter ended April 30, 2012, our average cost of corn per bushel, net of hedging activity, was approximately $0.12 higher than our cost of corn for the same period ended April 30, 2011.

Management attributes the currently high corn prices to uncertainty regarding an imbalance between corn supply and demand. Management anticipates that corn prices will continue to be volatile and will be subject to weather factors that may influence corn prices during the 2012 growing season. The USDA's World Agricultural Supply and Demand Estimates published on May 10, 2012, projects record domestic corn production of 14.8 billion bushels for the 2012 growing season, which if realized would put downward pressure on corn prices. However, larger acreage expectations have been tempered by the dry soil conditions present in some portions of the upper Midwest and the potential for drought-induced yield reductions. The Company expects growing conditions to be the primary driver for local basis numbers and corn futures prices.

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

Management anticipates that natural gas prices will be relatively stable in the next several months as a result of an ample amount of gas in the supply chain. However, should we experience any natural gas supply disruptions, including disruptions from hurricane activity, we may experience significant increases in natural gas prices.

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

As of April 30, 2012, we did not have any derivative instruments recorded on our balance sheet. As of October 31, 2011,

we recorded a net asset for our derivative instruments in the amount of $404,050. There are several variables that could affect the extent to which our derivative instruments are impacted by fluctuations in the price of corn, ethanol, denaturant or natural gas. However, it is likely that commodity cash prices will have the greatest impact on the derivative instruments with delivery dates nearest the current cash price. As we move forward, additional protection may be necessary. As the prices of these hedged commodities move in reaction to market trends and information, our statement of operations will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for Granite Falls Energy.

At April 30, 2012, we had 1,000,000 bushels of fixed basis contracts for forward corn purchase commitments.

As of April 30, 2012, we had price protection in place for approximately 11% of our natural gas needs through April 30, 2013. As we move forward, we may determine that additional price protection for natural gas purchases is necessary to reduce our susceptibility to price increases. However, we may not be able to secure natural gas for prices less than current market price and we may not recover high costs of production resulting from the possible increase in natural gas prices, which may raise our costs of production and reduce our net income.

The derivative accounts are reported at fair value. We have categorized the cash flows related to the hedging activities with cash provided by operations, in the same category as the item being hedged.

Critical Accounting Estimates

Management uses estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and reported revenues and expenses.

Liquidity and Capital Resources

The following table shows our cash flows for the six months ended April 30, 2012 and 2011:

	2012	2011
Net cash provided by operating activities	$9,528,746	$6,385,330
Net cash provided by (used in) investing activities	(3,998,444)	886,788
Net cash used in financing activities	(9,242,419)	(9,227,290)

Operating Cash Flows. Cash provided by operating activities was approximately $9,529,000 for the six months ended April 30, 2012, which was an increase from the approximately $6,385,000 provided by operating activities for the six months ended April 30, 2011. Currently, our capital needs are being adequately met through cash flows from our operating activities and our currently available credit facilities.

Investing Cash Flows. Cash used in investing activities was approximately $3,998,000 for the six months ended April 30, 2012, compared to cash provided by investing activities of approximately $887,000 for the six months ended April 30, 2011. During the six months ended April 30, 2012 we made payments totaling approximately $3,998,000 for land acquisitions, capital expenditures and construction in process, compared to payments of approximately $2,613,000 during the same period in 2011. Additionally, during the six months ended April 30, 2011, we had positive investing cash flow from the maturity of certain short term investments (certificates of deposit) in the amount of $3,500,000.

Financing Cash Flows. Cash used in financing activities was approximately $9,242,000 for the six months ended April 30, 2012, compared to $9,227,000 for the six months ended April 30, 2011, most of which was used to pay a distribution to our members in each period.

Indebtedness

Short-Term Debt Sources

The Company has a Loan Agreement with Minnwest Bank M.V. of Marshall, MN (the “Bank”). Under the Loan Agreement, the Company has a revolving line of credit with a maximum of $6,000,000 available which is secured by a first mortgage on substantially all of our assets. The Company has outstanding letters of credit in the amount of approximately $387,000. These letters of credit reduce the amount available under the revolving line of credit to approximately $5,613,000. The interest rate on the revolving line of credit is at 0.25 percentage points above the prime rate as reported by the Wall Street Journal, with a minimum rate of 4.0%. At April 30, 2012 and October 31, 2011, the Company had no outstanding balance on this line of credit.

Long-Term Debt Sources

In December 2011, the Company purchased a Shuttlewagon Railcar Mover for use at its facility. The Company financed all of the purchase price through Capital One Equipment Leasing and Finance. As of April 30, 2012, the loan balance was approximately $553,000, of which $440,830 is classified as long-term debt. The note is on a five year term at a fixed annual interest rate of 3.875%.

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

Interest Rate Risk

We are generally exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from our revolving line of credit and letters of credit with Minnwest Bank. As of April 30, 2012, we did not have an outstanding balance on this revolving line of credit. The specifics of these credit facilities are discussed in greater detail in “Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Short-Term Debt Sources.”

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

A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the fair value of our corn and natural gas prices and average ethanol price as of April 30, 2012, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from April 30, 2012. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of April 30, 2012	Approximate Adverse Change to Income
Natural Gas	1,390,000	MMBTU	10%	$569,900
Ethanol	54,500,000	Gallons	10%	$11,968,000
Corn	20,400,000	Bushels	10%	$13,056,000

Participation in Captive Reinsurance Company

We participate in a captive reinsurance company (“Captive”). The Captive reinsures losses related to workman's compensation, commercial property and general liability. Premiums are accrued by a charge to income for the period to which the premium relates and is remitted by our insurer to the captive reinsurer. The Captive reinsures losses in excess of a predetermined amount. The Captive insurer has estimated and collected a premium amount in excess of expected losses but less than the aggregate loss limits reinsured by the Captive. We have contributed limited capital surplus to the Captive that is available to fund losses should the actual losses sustained exceed premium funding. So long as the Captive is fully-funded through premiums and capital contributions to the aggregate loss limits reinsured, and the fronting insurers are financially strong, we cannot be assessed over the amount of our current contributions.

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

Our management, including our Chief Executive Officer and General Manager (the principal executive officer), Steve Christensen, along with our Chief Financial Officer (the principal financial officer), Stacie Schuler, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2012. Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Our management, including our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred during the quarter ended April 30, 2012 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting. However, on February 10, 2012, we appointed an interim Chief Executive Officer, and on April 23, 2012, we appointed a permanent Chief Executive Officer, both of which appointments resulted in additional training associated with our review process. The effective date of the appointment of our interim Chief Executive Officer, Wayne Gordon, coincided with the departure of our former Chief Executive Officer. The effective date of the appointment of our permanent Chief Executive Officer, Steve Christensen, coincided with Wayne Gordon's resignation as interim Chief Executive Officer.

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

An oversupply of ethanol in the United States may reduce our revenues and profitability. The United States ethanol industry presently has a production capacity of approximately 15.2 billion gallons per year of “renewable biofuels” according to the Spring 2012 Fuel Ethanol Plant Map produced by Ethanol Producer Magazine, including some presently idled facilities. However, the current Federal Renewable Fuels Standard, known as RFS2, requires that U.S. ethanol blenders purchase only 13.2 billion gallons of renewable biofuels during 2012. During 2011, the U.S. exported a record 1.2 billion gallons of ethanol, according to the Renewable Fuels Association. However, net exports in 2012 remain uncertain given a jump in imports following the expiration of the import tariff on December 31, 2011 and a weaker Brazilian currency in 2012. Brazil purchased approximately 40% of U.S. ethanol exports in 2011. If the U.S. ethanol supply imbalance continues, then ethanol prices and our profit margins may remain narrow or trend negative, and the value of your investment in us may decrease.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits.

(a)	The following exhibits are filed as part of this report.

Exhibit No.	Exhibit
10.1	CEO/GM Employment Contract dated April 19, 2012 by and between Granite Falls Energy, LLC and Steve Christensen*
31.1	Certification of Chief Executive Officer pursuant to 17 CFR 240.13a-14(a)*
31.2	Certification of Chief Financial Officer pursuant to 17 CFR 240.13a-14(a)*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350*
101
The following financial information from Granite Falls Ethanol, LLC's Quarterly Report on Form 10-Q for the quarter ended April 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of April 30, 2012 and October 31, 2011, (ii) Condensed Statements of Operations for the three and six months ended April 30, 2012 and 2011, (iii) Statements of Cash Flows for the six months ended April 30, 2012 and 2011, and (iv) the Notes to Condensed Financial Statements.**

* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANITE FALLS ENERGY, LLC

Date:	June 14, 2012	/s/ Steve Christensen
Steve Christensen
Chief Executive Officer

Date:	June 14, 2012	/s/ Stacie Schuler
Stacie Schuler
Chief Financial Officer