Form 10-K
period 2012-10-31
Granite Falls Energy, LLC
filed 2013-01-29
CIK 1181749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended October 31, 2012

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Membership Units

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
☐ Yes     ☒ No

The aggregate market value of the membership units held by non-affiliates of the registrant was $21,139,000 as of April 30, 2012. The membership units are not listed on an exchange or otherwise publicly traded. Additionally, the membership units are subject to significant restrictions on transfer under the registrant's operating and member control agreement. The value of the membership units for this purpose has been based solely upon the initial offering price of the membership units. In determining this value, the registrant has assumed that all of its governors, chief executive officer, chief financial officer and beneficial owners of 5% or more of its outstanding membership units are affiliates, but this assumption shall not apply to or be conclusive for any other purpose.
As of January 29, 2013, there were 30,606 membership units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant has incorporated by reference into Part III of this Annual Report on Form 10-K portions of its definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Annual Report (October 31, 2012). This proxy statement is referred to in this report as the 2013 Proxy Statement.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This annual report contains historical information, as well as forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance, or our expected future operations and actions. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “intend,” “could,” “hope,” “predict,” “target,” “potential,” or “continue” or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions based on current information and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons described in this report. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include:

•	Changes in the availability and price of corn and natural gas;

•	Demand for corn exceeding supply; and corresponding corn price increases;

•	Changes in our business strategy, capital improvements or development plans;

•	Our ability to profitably operate the ethanol plant and maintain a positive spread between the selling price of our products and our raw materials costs;

•	Results of our hedging transactions and other risk management strategies;

•	Decreases in the market prices of ethanol and distillers grains;

•	Ethanol supply exceeding demand; and corresponding ethanol price reductions;

•	Changes in the environmental regulations that apply to our plant operations and changes in our ability to comply with such regulations;

•	Changes in plant production capacity or technical difficulties in operating the plant;

•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;

•	Lack of transport, storage and blending infrastructure preventing ethanol from reaching high demand markets;

•	Changes in federal and/or state laws;

•	Changes and advances in ethanol production technology;

•	Effects of mergers, consolidations or contractions in the ethanol industry;

•	Competition from alternative fuel additives;

•	The development of infrastructure related to the sale and distribution of ethanol;

•	Our inelastic demand for corn, as it is the only available feedstock for our plant;

•	Our ability to retain key employees and maintain labor relations;

•	Changes to our current water intake system, or our ability to cost-effectively construct a modified water intake system; and

•	Volatile commodity and financial markets.

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

Our operating results are largely driven by the prices at which we sell our ethanol, distillers grains, and corn oil as well as the costs related to the production of these products. The price of ethanol has historically fluctuated with the price of petroleum-based products such as unleaded gasoline, heating oil and crude oil. The price of distillers grains has historically been influenced by the price of corn as a substitute livestock feed. We expect these price relationships to continue for the foreseeable future. Our largest costs of production are corn, natural gas, depreciation and manufacturing chemicals. Our cost of corn is largely impacted by geopolitical supply and demand factors and the outcome of our risk management strategies. Prices for natural gas, manufacturing chemicals and denaturant are tied directly to the overall energy sector, crude oil and unleaded gasoline.

We formerly had a credit facility with Minnwest Bank M.V. of Marshall, Minnesota. Under this credit facility we had a revolving line of credit with a maximum of $6,000,000 available which was secured by a first mortgage on substantially all of our assets. In August 2012, we terminated this revolving line of credit and entered into two new credit facilities, one short-term and one long-term, with United FCS, PCA. CoBank serves as administrative agent for these new credit facilities. The Company's short-term credit facility with United FCS, PCA is a revolving line of credit. This facility allows us to borrow, repay, and reborrow up to $6,000,000 subject to a borrowing base calculation. Final payment of amounts borrowed under this credit facility is due August 1, 2013. The Company's long-term credit facility with United FCS, PCA is a revolving term loan. Under this facility we may borrow, repay, and reborrow up to $8,000,000. However, the amount available for borrowing under this facility reduces by $1,000,000 every six months, beginning September 1, 2013, with final payment due March 1, 2017. We have utilized this credit facility to provide working capital and fund our rail infrastructure improvement project. Please refer to “Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Indebtedness” for information about our credit facilities.

In October 2011, we declared a cash distribution of $300 per unit, or a total of $9,196,800, for unit holders of record as of October 27, 2011. The distribution was paid on December 15, 2011.

On April 23, 2012, Steve Christensen was appointed as Chief Executive Officer of the Company. The date of Mr. Christensen's appointment coincided with the resignation of Wayne Gordon, who served as our interim Chief Executive Officer from February 10, 2012 through the date of his resignation. Mr. Gordon's appointment coincided with the departure of our previous Chief Executive Officer, Tracey Olson. As of the date of this report, we have 37 full time employees. Ten of these employees are involved primarily in management and administration. The remaining employees are involved primarily in plant operations. We do not currently anticipate any significant change in the number of employees at our plant.

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

Ethanol

Ethanol is ethyl alcohol, a fuel component made primarily from corn and various other grains, which can be used as: (i) an octane enhancer in fuels; (ii) an oxygenated fuel additive for the purpose of reducing ozone and carbon monoxide vehicle emissions; and (iii) a non-petroleum-based gasoline substitute. Ethanol produced in the United States is primarily used for blending with unleaded gasoline and other fuel products. The principal purchasers of ethanol are generally wholesale gasoline marketers or blenders. The principal markets for our ethanol are petroleum terminals in the continental United States.

Approximately 79.1% of our revenue, net of derivative activity, was derived from the sale of ethanol during our fiscal year ended October 31, 2012. Ethanol sales accounted for approximately 83.0% and 85.0% of our revenue, net of derivative activity, for the fiscal years ended October 31, 2011 and 2010, respectively.

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

Approximately 18.4% of our revenue was derived from the sale of distillers grains during our fiscal year ended October 31, 2012. Distillers grains sales accounted for approximately 14.5% and 12.5% of our revenue for the fiscal years ended October 31, 2011 and 2010, respectively.

Corn Oil

In May 2008, the corn oil extraction equipment we installed at our plant became operational. Corn oil is used primarily as a biodiesel feedstock and as a supplement for animal feed. Corn oil sales accounted for approximately 2.5% of our revenues during our fiscal years ended October 31, 2012 and 2011 and 1.8% for our fiscal year ended October 31, 2010.

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

Distribution of Principal Products

Our ethanol plant is located near Granite Falls, Minnesota in Chippewa County. We selected the Granite Falls site because of its accessibility to road and rail transportation and its proximity to grain supplies. It is served by the TC&W Railway which provides connection to the Canadian Pacific and Burlington Northern Santa Fe Railroads. The completion of our rail loop during our 2012 fiscal year enables us to load unit trains. Our site is in close proximity to major highways that connect to major population centers such as Minneapolis, Minnesota; Chicago, Illinois; and Detroit, Michigan.

Ethanol Distribution

Eco-Energy, Inc. (“Eco-Energy”) is our ethanol marketer. Pursuant to the agreement we have with Eco-Energy, it has agreed to market the entire ethanol output of our ethanol plant and to arrange for the transportation of ethanol; however, we are responsible for securing all of the rail cars necessary for the transportation of ethanol by rail. We pay Eco-Energy a certain percentage of the FOB plant price in consideration of Eco-Energy's services.

Distillers Grains Distribution

On December 10, 2010 we executed a distillers grains marketing agreement with Renewable Products Marketing Group, LLC (“RPMG”). The effective date of this marketing agreement with RPMG was February 1, 2011. Pursuant to this agreement, RPMG markets all the distillers grains produced at our plant.

Corn Oil Distribution

RPMG is also our corn oil marketer. Currently, RPMG markets our corn oil which is used primarily as a biodiesel feedstock and as a supplement for animal feed. Our corn oil is transported by truck to end users located primarily in the upper Midwest.

New Products and Services

We did not introduce any new services during our fiscal year ended October 31, 2012.

Sources and Availability of Raw Materials

Corn Supply

To produce approximately 60 million gallons of undenatured ethanol per year our ethanol plant needs approximately 21.5 million bushels of corn per year, or approximately 60,000 bushels per day, as the feedstock for its dry milling process. The grain supply for our plant is obtained from Farmers Cooperative Elevator Company ("FCE"), our exclusive grain procurement agent. We will be forced to seek alternative corn suppliers if FCE cannot meet our needs. The term of our agreement with FCE expires in November 2017.

Drought conditions in the United States in 2012 negatively impacted corn yields and resulted in increased corn prices. The effect of the drought was lessened due to the planting of a record number of corn acres in 2012. The decreased corn yield has increased competition for corn. While management believes that we will be able to secure enough corn to operate the ethanol plant during our 2013 fiscal year, the price we may have to pay to secure the corn we need may not allow us to operate profitably. Although the drought did not impact corn production in Minnesota to the same extent as other corn producing states, as a local consumer of corn we must nevertheless be cost competitive when sourcing corn in order to procure sufficient quantities for ethanol production. Management anticipates that corn prices will remain high through at least the 2013 harvest, as that is the earliest possible time that corn producers may be able to generate significant additional domestic production.

We can attempt to mitigate fluctuations in the corn and ethanol markets by locking in a favorable margin through the use of hedging activities, including forward contracts. However, we are not always presented with an opportunity to lock in a favorable margin and that our plant's profitability may be negatively impacted during periods of high grain prices.

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

Water. Until recently we obtained the water necessary to operate our plant from the Minnesota River. However, the removal of a dam located downstream from our water intake structure has resulted in the water level lowering below our current intake structure. We have opted to upgrade our intake structure, finding that option preferable to acquiring ownership of the dam prior to its removal. We are working on plans for this upgrade and expect to complete the necessary modifications during the second quarter of our 2013 fiscal year.

In addition to an intake structure in the Minnesota River and a water pipeline to the plant from the Minnesota River, we have two ground water wells that provide a redundant supply of water to our plant. We also have a water treatment facility to pre-treat the river water we use for operations. Recently our ground water wells have been our primary source of water; although once our water intake structure on the Minnesota River is upgraded, we anticipate that the river will once again serve as our primary water source.

In connection with our efforts to obtain permits to increase production at our facility, we have implemented a water recycling program that allows our plant to meet certain zero liquid discharge criteria. Recycling our waste water has allowed us to reduce water usage from a rate of 4.0 gallons of water per gallon of ethanol produced to 2.2 gallons of water per gallon of ethanol produced, a 45.0% reduction in water usage.

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

Working Capital

We primarily use our working capital for purchases of raw materials necessary to operate the ethanol plant. The Company has a line of credit with United FCS, PCA. CoBank serves as administrative agent for this facility. The line of credit allows the Company to borrow, repay, and reborrow up to $6,000,000 subject to a borrowing base calculation. The line of credit and another credit facility provided by United FCS are secured by substantially all of our assets. Amounts borrowed under the revolving line of credit bear interest at one of three interest rate options selected by us, (i) at a variable weekly rate equal to 2.65% above the rate quoted by the British Bankers Association for the offering of one-month U.S. Dollar deposits, (ii) at a fixed rate to be quoted by CoBank, or (iii) at a fixed rate for up to 12 months equal to LIBOR plus 2.65%. Interest on amounts borrowed is payable monthly in arrears. As of October 31, 2012, the Company had no outstanding balance on this line of credit.

As of October 31, 2012, the Company has outstanding letters of credit in the amount of approximately $387,000. These letters of credit reduce the amount available under our line of credit to approximately $5,613,000.

Dependence on One or a Few Major Customers

As discussed above, we have an exclusive ethanol marketing agreement with Eco-Energy; and agreements with RPMG to market our distillers grains and corn oil. We rely on Eco-Energy and RPMG for the sale and distribution of all of our products. Therefore, we are highly dependent on Eco-Energy and RPMG for the successful marketing of our products. Any loss of Eco-Energy or RPMG as our marketing agents for our ethanol, distillers grains, or corn oil could have a negative impact on our revenues.

Competition

We are in direct competition with numerous ethanol producers, many of whom have greater resources than we do. While management believes we are a lower cost producer of ethanol, larger ethanol producers may be able to take advantages of economies of scale due to their larger size and increased bargaining power with both customers and raw material suppliers. Following the significant growth in the ethanol industry during 2005 and 2006, the ethanol industry has grown at a much slower pace. As of December 10, 2012, the Renewable Fuels Association ("RFA") estimates that there are 211 ethanol production facilities in the United States with capacity to produce approximately 14.7 billion gallons of ethanol and another 5 plants under expansion or construction with capacity to produce an additional 158 million gallons per year. However, the RFA estimates that approximately 9.6% of the ethanol production capacity in the United States was not operating as of December 10, 2012. The largest ethanol producers include Archer Daniels Midland, POET, Valero Renewable Fuels, and Green Plains Renewable Energy, each of which are capable of producing significantly more ethanol than we produce.

The following table identifies the largest ethanol producers in the United States along with their production capacities.

U.S. FUEL ETHANOL PRODUCTION CAPACITY BY TOP PRODUCERS
Producers of Approximately 730 million gallons per year (mmgy) or more

Company	Current Capacity (mmgy)
Archer Daniels Midland	1,720.0
POET Biorefining	1,629.0
Valero Renewable Fuels	1,130.0
Green Plains Renewable Energy	730.0

Updated: December 10, 2012

 Ethanol is a commodity product where competition in the industry is predominantly based on price. Larger ethanol producers may be able to realize economies of scale in their operations that we are unable to realize. This could put us at a competitive disadvantage to other ethanol producers.

The United States tariff on imported ethanol expired on December 31, 2011. As a result, domestic ethanol producers have seen increased competition from ethanol produced outside the United States. Additional supply from outside the United States may lead to an over-supply of ethanol and thereby put downward pressure on ethanol prices.

We anticipate increased competition from renewable fuels that do not use corn as the feedstock. Many of the current ethanol production incentives are designed to encourage the production of renewable fuels using raw materials other than corn. One type of ethanol production feedstock that is being explored is cellulose. Cellulose is the main component of plant cell walls and is the most common organic compound on earth. Cellulose is found in wood chips, corn stalks, rice straw, amongst other common plants. Cellulosic ethanol is ethanol produced from cellulose. Several companies and researchers have commenced pilot projects to study the feasibility of commercially producing cellulosic ethanol and some companies have started constructing commercial scale plants. If this technology can be profitably employed on a commercial scale, it could potentially lead to ethanol that is less expensive to produce than corn based ethanol, especially when corn prices are high. Cellulosic ethanol may also capture more government subsidies and assistance than corn based ethanol. This could decrease demand for our product or result in competitive disadvantages for our ethanol production process.

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

Governmental Regulation and Federal Ethanol Supports

Federal Ethanol Supports

The primary federal ethanol support is the Federal Renewable Fuels Standard (the “RFS”). The RFS requires that in each year, a certain amount of renewable fuels must be used in the United States. The RFS is a national program that does not require that any renewable fuels be used in any particular area or state, allowing refiners to use renewable fuel blends in those areas where it is most cost-effective. The RFS requirement increases incrementally each year until the United States is required to use 36 billion gallons of renewable fuels by 2022. Starting in 2009, the RFS required that a portion of the RFS must be met by certain “advanced” renewable fuels. These advanced renewable fuels include ethanol that is not made from corn, such as cellulosic ethanol and biomass based biodiesel. The use of these advanced renewable fuels increases each year as a percentage of the total renewable fuels required to be used in the United States. The RFS requirement for corn-based ethanol, such as the ethanol we produce, is capped at 15 billion gallons starting in 2015. For 2012, the RFS for corn-based ethanol was approximately 13.2 billion gallons, and the RFS for 2013 for corn-based ethanol is 13.8 billion gallons. Current domestic ethanol production capacity may meet or exceed the current RFS for corn-based ethanol.

In August 2012, the governors of several states requested that the EPA waive the national volume requirements under RFS2. Although the EPA denied these waiver requests, parties opposed to RFS2 may again seek waivers in the future.

Many in the ethanol industry believe that it will be difficult to meet the RFS requirement in future years without an increase in the percentage of ethanol that can be blended with gasoline for use in standard (non-flex fuel) vehicles. Most ethanol that is used in the United States is sold in a blend called E10. E10 is a blend of 10% ethanol and 90% gasoline. E10 is approved for use in all standard vehicles. Estimates indicate that gasoline demand in the United States is approximately 134 billion gallons per year. Assuming that all gasoline in the United States is blended at a rate of 10% ethanol and 90% gasoline, the maximum demand for ethanol is 13.4 billion gallons per year. This is commonly referred to as the “blend wall,” which represents a theoretical limit where more ethanol cannot be blended into the national gasoline pool. This is a theoretical limit because it is believed that it would not be possible to blend ethanol into every gallon of gasoline that is being used in the United States and it discounts the possibility of additional ethanol used in higher percentage blends such as E85 used in flex fuel vehicles. The RFS requires that 36 billion gallons of renewable fuels must be used each year by 2022, which equates to approximately 27% renewable fuels used per gallon of gasoline sold. In order to meet the RFS mandate and expand demand for ethanol, management believes higher percentage blends of ethanol must be utilized in standard vehicles.

The EPA has approved the use of E15, gasoline which is blended at a rate of 15% ethanol and 85% gasoline, in vehicles manufactured in the model year 2001 and later. Additionally, the EPA took further steps during our 2012 fiscal year to address other legal issues needed to bring E15 to market in additional locations. Although many positive steps have been taken at the federal level to bring E15 to market, several states have a regulatory framework that may prevent sales of E15 in the short term. Additionally, sales of E15 may be limited because (i) it is not approved for use in all vehicles, (ii) the EPA requires a label that management believes may discourage consumers from using E15, and (iii) retailers may choose not to sell E15 due to concerns regarding liability. In addition, different gasoline blendstocks may be required at certain times of the year in order to use E15 due to federal regulations related to fuel evaporative emissions. This may prevent E15 from being used during certain times of the year in various states. As a result, management believes that E15 may not have an immediate impact on ethanol demand in the United States.

Historically, the ethanol industry benefited from the Volumetric Ethanol Excise Tax Credit (“VEETC”), which provided gasoline blenders with a volumetric ethanol excise tax credit of 45 cents per gallon of ethanol blended with gasoline. However, VEETC expired as of December 31, 2011. The expiration of this tax credit may negatively impact the price of ethanol and demand for ethanol in the market due to reduced discretionary blending of ethanol. Discretionary blending is when gasoline blenders use ethanol to reduce the cost of blended gasoline. However, due to the RFS, we anticipate that in the longer term the demand for ethanol will continue to mirror the RFS requirement. If the RFS is reduced or eliminated, demand for ethanol may be further reduced.

United States ethanol production was also formerly benefited by a 54 cent per gallon tariff imposed on ethanol imported into the United States. The 54 cent per gallon tariff expired December 31, 2011. In response, ethanol imports into the United States increased during our 2012 fiscal year. These imports increase supply in the United States, which in turn puts downward pressure on ethanol prices.

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

In June 2009, we submitted an application package to the Minnesota Pollution Control Agency ("MPCA") to allow the facility to operate at a production rate of 70 million gallons per year of undenatured ethanol. The application submittal required numerous documents covering all aspects of the facility including: Environmental Assessment Worksheet (“EAW”), air modeling, Air Permit, NPDES/SDS permit, Aboveground Storage Tank (“AST”) permit, Construction Stormwater permit, and various other support documentation. The renewal application for the NPDES/SDS permit was also incorporated into this package and resubmitted for MPCA consideration. In the second quarter of fiscal 2011, we obtained an amendment to our environmental permits allowing us to produce up to 70 million gallons of undenatured ethanol on a twelve month rolling sum basis.

We currently have obtained all of the necessary permits to operate the plant at its permitted rate. In the fiscal year ended October 31, 2012, we incurred costs and expenses of approximately $51,000 complying with environmental laws, including the cost of pursuing permit amendments. Any retroactive change in environmental regulations, either at the federal or state level, could require us to obtain additional or new permits or spend considerable resources in complying with such regulations.

Employees

As of the date of this report, we have 37 full time employees. Ten of these employees are involved primarily in management and administration. The remaining employees are involved primarily in plant operations. We do not currently anticipate any significant change in the number of employees at our plant.

Financial Information about Geographic Areas

All of our operations are domiciled in the United States. All of the products sold to our customers for fiscal years 2012, 2011 and 2010 were produced in the United States and all of our long-lived assets are domiciled in the United States. We have engaged third-party professional marketers who decide where our products are marketed and we have no control over the marketing decisions made by our third-party professional marketers. These third-party marketers may decide to sell our products in countries other than the United States. However, we anticipate that our products will primarily be sold in the United States.

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

Risks Relating to Our Business

Increases in the price of corn or natural gas would reduce our profitability.  Our primary source of revenue is from the sale of ethanol, distillers grains and corn oil. Our results of operations and financial condition are significantly affected by the cost and supply of corn and natural gas. Changes in the price and supply of corn and natural gas are subject to and determined by market forces over which we have no control, including weather and general economic factors.

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

The prices for and availability of natural gas are subject to volatile market conditions.  These market conditions often are affected by factors beyond our control such as higher prices as a result of colder than average weather conditions or natural disasters, overall economic conditions and foreign and domestic governmental regulations and relations.  Significant disruptions in the supply of natural gas could impair our ability to manufacture ethanol and more significantly, dried distillers grains for our customers.  Furthermore, increases in natural gas prices or changes in our natural gas costs relative to natural gas costs paid by competitors may adversely affect our results of operations and financial condition. We seek to minimize the risks from fluctuations in the prices of corn and natural gas through the use of hedging instruments.  However, these hedging transactions also involve risks to our business.  If we were to experience relatively higher corn and natural gas costs compared to the selling prices of our products for an extended period of time, the value of our units may be reduced.

Declines in the price of ethanol or distillers grains would significantly reduce our revenues. The sales prices of ethanol and distillers grains can be volatile as a result of a number of factors such as overall supply and demand, the price of gasoline and corn prices, levels of government support, and the availability and price of competing products. We are dependent on a favorable spread between the price we receive for our ethanol and distillers grains and the price we pay for corn and natural gas. Any lowering of ethanol and distillers grains prices, especially if it is associated with increases in corn and natural gas prices, may affect our ability to operate profitably. We anticipate the price of ethanol and distillers grains to continue to be volatile in our 2013 fiscal year. Declines in the prices we receive for our ethanol and distillers grains will lead to decreased revenues and may result in our inability to operate the ethanol plant profitably for an extended period of time which could decrease the value of our units.

The prices of ethanol and distillers grains may decline as a result of trade barriers imposed by foreign countries with respect to ethanol and distillers grains originating in the United Sates. An increasing amount of our industry's products are being exported. If producers and exporters of ethanol and distillers grains are subjected to trade barriers when selling products to foreign customers there may be a reduction in the price of these products in the United States. Declines in the price we receive for our products will lead to decreased revenues and may result in our inability to operate the ethanol plant profitably.

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

Risks Related to Ethanol Industry

Decreasing gasoline prices may negatively impact the selling price of ethanol which could reduce our ability to operate profitably. The price of ethanol tends to change partially in relation to the price of gasoline. Decreases in the price of ethanol reduce our revenue. Our profitability depends on a favorable spread between our corn and natural gas costs and the price we receive for our ethanol. If gasoline prices fall and ethanol prices follow during times when corn and/or natural gas prices are high, we may not be able to operate our ethanol plant profitably.

We operate in an intensely competitive industry and compete with larger, better financed entities which could impact our ability to operate profitably.  There is significant competition among ethanol producers. There are numerous producer-owned and privately-owned ethanol plants planned and operating throughout the Midwest and elsewhere in the United States.  We also face competition from outside of the United States. The largest ethanol producers include Archer Daniels Midland, POET, Valero Renewable Fuels, and Green Plains Renewable Energy, each of which are each capable of producing significantly more ethanol than we produce. Further, many believe that there will be further consolidation in the ethanol industry in the future, which will likely lead to a few companies who control a significant portion of the ethanol production market. We may not be able to compete with these larger entities. These larger ethanol producers may be able to affect the ethanol market in ways that are not beneficial to us which could negatively impact our financial performance.

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

Sustained negative operating margins have required some ethanol producers to temporarily limit or cease production. Certain ethanol producers have publicly announced their intention to limit or cease production until ethanol industry operating margins improve. Our ability and the ability of other ethanol producers to operate profitably is largely determined by the spread between the price paid for corn and the price received for ethanol. If this spread is narrow or is negative for a sustained period, additional ethanol producers may also elect to temporarily limit or cease production until their possibility for profitability returns. Although we currently have no plans to limit or cease ethanol production, we may be required to do so if we experience a period of sustained negative operating margins. In such an event, we would still incur certain fixed costs, which would impact our financial performance.

Risks Related to Regulation and Governmental Action

The Federal Volumetric Ethanol Excise Tax Credit (“VEETC”) expired on December 31, 2011 and its absence could negatively impact our profitability. The ethanol industry has historically been benefited by VEETC, which is a federal excise tax credit of 45 cents per gallon of ethanol blended with gasoline. This excise tax credit expired on December 31, 2011. Management believes that the loss of this tax credit may lead to blenders utilizing only the minimum amount of ethanol required pursuant to the Renewable Fuels Standard. This may decrease demand and could negatively impact the price we receive for our ethanol and our profitability.

The Secondary Tariff on Imported Ethanol was eliminated in December 2011, and its absence could negatively impact our profitability. The secondary tariff on imported ethanol was allowed to expire on December 31, 2011. The secondary tariff on imported ethanol was a 54 cent per gallon tariff on ethanol imports from certain foreign countries. If market prices make importing ethanol to the United States profitable for foreign producers, we could see an influx of imported ethanol on the domestic ethanol market which could have a significant negative impact on domestic ethanol prices and our profitability.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

This Item is not applicable to Granite Falls Energy because Granite Falls Energy is not an accelerated filer, a large accelerated filer or a well-known seasoned issuer, as those terms are defined in the rules of the Securities and Exchange Commission.

ITEM 2. PROPERTIES.

Our ethanol plant is located approximately three miles east of Granite Falls, Minnesota in Chippewa County at the junction of Highways 212 and 23. The plant's address is 15045 Highway 23 SE, Granite Falls, Minnesota. We produce all of our ethanol, distillers grains and corn oil at this site. The ethanol plant sits on approximately 56 acres. During the fiscal year ended October 31, 2012, we also acquired an additional adjoining property consisting of approximately 160 acres on which we constructed our rail loop. The ethanol plant has capacity to produce approximately 60 million gallons of ethanol per year. The ethanol plant consists of the following buildings and equipment:

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

As of October 31, 2012 we also owned approximately 80 acres of agricultural real property in Renville County, Minnesota. However, we subsequently sold this real property during the first quarter of our 2013 fiscal year.

All of our tangible and intangible property, real and personal, serves as the collateral for our credit facilities with United FCS, PCA. Our credit facilities are discussed in more detail under "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Indebtedness".

ITEM 3.    LEGAL PROCEEDINGS

From time to time in the ordinary course of business, Granite Falls Energy, LLC may be named as a defendant in legal proceedings related to various issues, including workers' compensation claims, tort claims, or contractual disputes. We are not currently involved in any material legal proceedings.

ITEM 4.    MINE SAFETY DISCLOSURES

None.
PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

There is no public trading market for our units.

However, we have established through Alerus Securities a Unit Trading Bulletin Board, a private online matching service, in order to facilitate trading among our members.  The Unit Trading Bulletin Board has been designed to comply with federal tax laws and IRS regulations establishing a “qualified matching service,” as well as state and federal securities laws.  Our Unit Trading Bulletin Board consists of an electronic bulletin board that provides a list of interested buyers with a list of interested sellers, along with their non-firm price quotes.  The Unit Trading Bulletin Board does not automatically affect matches between potential sellers and buyers and it is the sole responsibility of sellers and buyers to contact each other to make a determination as to whether an agreement to transfer units may be reached.  We do not become involved in any purchase or sale negotiations arising from our Unit Trading Bulletin Board and have no role in effecting the transactions beyond approval, as required under our operating and member control agreement, and the issuance of new certificates.  We do not give advice regarding the merits or shortcomings of any particular transaction.  We do not receive, transfer or hold funds or securities as an incident of operating the Unit Trading Bulletin Board.  We do not receive any compensation for creating or maintaining the Unit Trading Bulletin Board.  In advertising our qualified matching service, we do not characterize Granite Falls Energy as being a broker or dealer or an exchange.  We do not use the Unit Trading Bulletin Board to offer to buy or sell securities other than in compliance with securities laws, including any applicable registration requirements.

There are detailed timelines that must be followed under the Unit Trading Bulletin Board Rules and Procedures with respect to offers and sales of membership units.  All transactions must comply with the Unit Trading Bulletin Board Rules, our operating and member control agreement, and are subject to approval by our board of governors.

As of October 31, 2012, there were approximately 969 holders of record of our membership units.

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

Fiscal Quarter	Low Per Unit Price	High Per Unit Price
2011 1st	$1,375	$1,375
2011 2nd	$1,326	$1,500
2011 3rd	$1,325	$1,425
2011 4th	$1,350	$1,400
2012 1st	$1,390	$1,400
2012 2nd	$1,405	$1,500
2012 3rd	$1,475	$1,600
2012 4th	$1,525	$1,575

As a limited liability company, we are required to restrict the transfers of our membership units in order to preserve our partnership tax status.  Our membership units may not be traded on any established securities market or readily trade on a secondary market (or the substantial equivalent thereof).  All transfers are subject to a determination that the transfer will not cause Granite Falls Energy to be deemed a publicly traded partnership.

DISTRIBUTIONS

Distributions by the Company to our unit holders are in proportion to the number of units held by each unit holder. A unit holder's distribution is determined by multiplying the number of units by distribution per unit declared. Our board of governors has complete discretion over the timing and amount of distributions to our unit holders. However, our Master Loan Agreement with United FCS, PCA provides that we may not declare any distributions other than, for each fiscal year, one or more distributions up to an aggregate of 75% of the net profit (determined according to GAAP) for such fiscal year; provided that the we are and will remain in compliance with all of the covenants, terms and conditions of the Master Loan Agreement. Our expectations with respect to our ability to make future distributions are discussed in greater detail in “MANAGEMENT'S DISCUSSION AND ANALYSIS.” We do not currently have any plans to declare a future distribution.

Below is a table representing the cash distributions declared or paid to the members of Granite Falls Energy during the fiscal years ended October 31, 2012 and 2011.

Date Declared to Members of Record:	Total Distribution	Distribution Per Unit	Distributed to Members on:
October 27, 2011	$9,196,800	$300	December 15, 2011
November 23, 2010	$9,196,800	$300	December 15, 2010

PERFORMANCE GRAPH

The following graph shows a comparison of cumulative total member return since October 31, 2007, calculated on a dividend reinvested basis, for the Company, the NASDAQ Composite Index (the “NASDAQ”) and an index of other companies that have the same SIC code as the Company (the “Industry Index”). The graph assumes $100 was invested in each of the Company's units, the NASDAQ, and the Industry Index on October 31, 2007. Data points on the graph are annual. Note that historic stock price performance is not necessarily indicative of future unit price performance.

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

COMPARISON OF CUMULATIVE TOTAL RETURN
Granite Falls Energy, LLC
SIC Code Index
NASDAQ Market Index
DOLLARS
$200
$150
$100
$50
$0
Oct-07
Apr-08
Oct-08
Apr-09
Oct-09
Apr-10
Oct-10
Apr-11
Oct-11
Apr-12
Oct-12
ASSUMES $100 INVESTED ON NOV. 01, 2007
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING OCT. 31, 2012

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected financial and operating data as of the dates and for the periods indicated. The selected balance sheet financial data as of October 31, 2010, 2009 and 2008 and the selected statement of operations data and other financial data for the years ended October 31, 2009 and 2008 have been derived from our audited financial statements that are not included in this Form 10-K. The selected balance sheet financial data as of October 31, 2012 and 2011 and the selected statement of operations data and other financial data for each of the years in the three-year period ended October 31, 2012 have been derived from the audited financial statements included elsewhere in this Form 10-K. You should read the following table in conjunction with Item 7 “Management Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the accompanying notes included elsewhere in this Form 10-K. Among other things, those financial statements include more detailed information regarding the basis of presentation for the following financial data.

Statement of Operations Data:	2012	2011	2010	2009	2008
Revenues	$175,162,043	$156,521,489	$95,289,452	$91,282,031	$99,393,373
Cost Goods Sold	172,708,074	142,353,416	85,146,261	87,464,936	102,396,467
Lower of Cost or Market Adjustment	—	—	—	—	1,947,000
Gross Profit (Loss)	2,453,969	14,168,073	10,143,191	3,817,095	(4,950,094)
Operating Expenses	2,449,596	2,002,706	1,957,742	2,045,615	2,916,170
Operating Income (Loss)	4,373	12,165,367	8,185,449	1,771,480	(7,866,264)
Other Income (Expense)	156,234	126,489	176,863	(685,300)	188,005
Net Income (Loss)	$160,607	$12,291,856	$8,362,312	$1,086,180	$(7,678,259)
Weighted Average Units Outstanding - Basic and Diluted	30,614	30,656	30,656	30,781	31,156
Net Income (Loss) Per Capital Unit	$5.25	$400.96	$272.78	$35.29	$(246.45)
Distributions per Capital Unit	$—	$600.00	$150.00	$—	$—

Balance Sheet Data:	2012	2011	2010	2009	2008
Current Assets	$20,715,050	$27,542,361	$23,429,993	$14,015,271	$9,382,784
Net Property and Equipment	40,418,082	35,898,961	36,327,497	42,425,018	48,648,041
Other Assets	—	—	10,050	32,894	35,694
Total Assets	$61,133,132	$63,441,322	$59,767,540	$56,473,183	$58,066,519
Current Liabilities	6,002,937	13,680,184	3,733,360	4,004,077	6,108,632
Long-Term Debt	5,274,870	—	171,298	370,136	445,097
Members' Equity	$49,855,325	$49,761,138	$55,862,882	$52,098,970	$51,512,790
Book Value Per Capital Unit	$1,628.94	$1,623.21	$1,822.25	$1,699.47	$1,653.38

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

Our operating results are largely driven by the prices at which we sell our ethanol, distillers grains, and corn oil as well as the costs related to their production. The price of ethanol has historically fluctuated with the price of petroleum-based products such as unleaded gasoline, heating oil and crude oil. The price of distillers grains has historically been influenced by the price of corn as a substitute livestock feed. We expect these price relationships to continue for the foreseeable future, although recent volatility in the commodities markets makes historical price relationships less reliable. Our largest costs of production are corn, natural gas, depreciation and manufacturing chemicals. Our cost of corn is largely impacted by geopolitical supply and demand factors and the outcome of our risk management strategies. Prices for natural gas, manufacturing chemicals and denaturant are tied directly to the overall energy sector, crude oil and unleaded gasoline.

As of the date of this report, we have 37 full time employees. Ten of these employees are involved primarily in management and administration. The remaining employees are involved primarily in plant operations. We do not currently anticipate any significant change in the number of employees at our plant.

Results of Operations for the Fiscal Years Ended October 31, 2012 and 2011

The following table shows the results of our operations and the percentage of revenues, costs of goods sold, operating expenses and other items to total revenues in our audited statements of operations for the fiscal years ended October 31, 2012 and 2011:

	2012		2011
Income Statement Data	Amount	%	Amount	%
Revenue	$175,162,043	100.0%	$156,521,489	100.0%
Cost of Goods Sold	172,708,074	98.6%	142,353,416	90.9%
Gross Profit	2,453,969	1.4%	14,168,073	9.1%
Operating Expenses	2,449,596	1.4%	2,002,706	1.3%
Operating Income	4,373	—%	12,165,367	7.8%
Other Income, net	156,234	0.1%	126,489	0.1%
Net Income	$160,607	0.1%	$12,291,856	7.9%

Revenues

Our revenues from operations come from three primary sources: sales of fuel ethanol, sales of distillers grains and sales of corn oil.

The following table shows the sources of our revenue for the fiscal year ended October 31, 2012:

Revenue Sources	Amount	Percentage of Total Revenues

Ethanol sales	$138,628,048	79.1%
Distillers grains sales	32,214,496	18.4%
Corn oil sales	4,319,499	2.5%
Ethanol derivative activity losses	—	—%
Total Revenues	$175,162,043	100.0%

The following table shows the sources of our revenue for the fiscal year ended October 31, 2011:

Revenue Sources	Amount	Percentage of Total Revenues

Ethanol sales	$129,936,623	83.0%
Distillers grains sales	22,745,766	14.5%
Corn oil sales	3,843,726	2.5%
Ethanol derivative activity losses	(4,626)	—%
Total Revenues	$156,521,489	100.0%

We experienced an 11.9% increase in our revenues for our 2012 fiscal year compared to our 2011 fiscal year. Management attributes this increase in revenues primarily to an increase in the production of our products. Additionally, the prices we received for our distillers grains increased substantially, although the prices we received for our ethanol and corn oil decreased in our 2012 fiscal year compared to our 2011 fiscal year. Our volume of ethanol sold in 2012 was approximately 15.4% higher than the volume sold in 2011. For our 2012 fiscal year, ethanol sales comprised approximately 79.1% of our revenue, distillers grains comprised approximately 18.4% of our revenue and corn oil sales comprised approximately 2.5% of our revenue. For our 2011 fiscal year, ethanol sales comprised approximately 83.0% of our revenue, distillers grains comprised approximately 14.5% of our revenue and corn oil sales comprised approximately 2.5% of our revenue.

Ethanol

The average price we received for our ethanol decreased by approximately 7.5% during our 2012 fiscal year compared to our 2011 fiscal year. Management attributes the decrease in our average ethanol sales price to sustained market oversupply resulting from anticipation of the expiration of the Federal Volumetric Ethanol Excise Tax Credit (“VEETC”) on December 31, 2011. In an effort to capture as much of the VEETC as possible, blenders maximized the amount of ethanol they could blend at the end of calendar 2011. As a result of that timing, demand slowed during the beginning of calendar 2012, resulting in increased ethanol inventories, which pressured ethanol prices downward.

Downward pressure on ethanol prices, combined with increased corn prices, have recently caused some ethanol plants to suspend production. Although these suspensions will reduce the total quantity of ethanol produced domestically, management does not anticipate that this reduction in supply will materially impact ethanol prices moving forward. Management anticipates that the price of ethanol will continue to be volatile during our 2013 fiscal year. In the event ethanol prices further decrease, the industry may be forced to further reduce ethanol production if operating margins are unfavorable. Further, our operating margins depend on corn prices which can affect the spread between the price we receive for our ethanol and our raw material costs. In times when this spread decreases or becomes negative, we may reduce or terminate ethanol production until these spreads become more favorable.

Distillers Grains

We produce distillers grains for sale in two separate forms, distillers dried grains with solubles (DDGS) and modified/wet distillers grains (MWDG). Market factors dictate whether we sell more DDGS versus MWDG.

Distillers grains represent a larger portion of our revenues during our 2012 fiscal year compared to our 2011 fiscal year as a result of higher prices and greater quantities of distillers grains produced and sold. The price we received for our distillers grains in our 2012 fiscal year was approximately 25.2% higher than the price we received during our 2011 fiscal year. Management believes these higher distillers grains prices are a result of the high price of other feed products available to livestock producers. We anticipate that the market price of our distillers grains will continue to be volatile as a result of changes in the price of corn and competing animal feed substitutes such as soybean meal. Volatility in distillers grains supplies related to changes in ethanol production is another factor that may impact the sales price of our distillers grains. Additionally, our quantity of distillers grains sold increased approximately 13.1% in our 2012 fiscal year compared to our 2011 fiscal year. This increase in quantity sold was largely a result of increased production of our products during our 2012 fiscal year compared to our 2011 fiscal year. The price and quantity increases, combined with the decrease in ethanol prices discussed above, resulted in distillers grains sales comprising a larger percentage of our total revenues during our 2012 fiscal year relative to our 2011 fiscal year.

Corn Oil

Separating the corn oil from our distillers grains decreases the total tons of distillers grains that we sell; however, our corn oil has a higher per ton value than our distillers grains. The average price we received per pound of corn oil sold during our 2012 fiscal year was approximately 8.9% less than the average price received during our 2011 fiscal year. Management attributes the decrease in corn oil prices to additional corn oil entering the market. However, increased use of corn oil by biodiesel producers and animal feeders have continued to support demand.

Offsetting this price decrease, our volume of corn oil sold increased approximately 23.3% during our 2012 fiscal year relative to our 2011 fiscal year as a result of higher production rates at our facility and increased extraction efficiencies. The net effect of the price decrease and increase in volume sold was an increase in corn oil revenue from $3,843,726 in 2011 to $4,319,499 in 2012.

Hedging and Volatility of Sales

We occasionally engage in hedging activities with respect to our ethanol sales. We recognize the gains or losses that result from the changes in the value of these derivative instruments in revenues as the changes occur. As ethanol prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance. We did not recognize any gains or losses for our 2012 fiscal year related to our ethanol derivative instruments, as compared to a nominal $4,626 combined realized and unrealized loss for our 2011 fiscal year related to our ethanol derivative instruments, which decreased our revenues.
Our results of operations for our 2013 fiscal year will continue to be affected by volatility in the commodity markets. If plant operating margins are negative for an extended period of time, management anticipates that this could negatively impact our liquidity. Management believes the industry will need to continue to grow demand and further develop an ethanol distribution system to facilitate additional blending of ethanol and gasoline to offset oversupply issues within the industry. In April 2012, the U.S. Environmental Protection Agency ("EPA") approved the first applications for registering ethanol for use in making a blend of fifteen percent ethanol, known as E15. Since that time, our application with the EPA to register ethanol for use in making E15 has also been approved. We are optimistic that over time, as E15 is brought to market and gains market acceptance, demand for ethanol will increase. However, we do not anticipate that the EPA's approval of applications for registering ethanol for use in making E15 will impact ethanol demand or pricing in the near term.
Cost of Sales

Our two primary costs of producing ethanol, distillers grains and corn oil are corn costs and natural gas costs. We experienced a significant increase in our cost of goods sold for our 2012 fiscal year compared to our 2011 fiscal year.

Our costs of goods sold as a percentage of revenues were 98.6% for our fiscal year ended October 31, 2012 compared to 90.9% for the same period of 2011. Our two largest costs of production are corn (84.7% of cost of goods sold for our fiscal year ended October 31, 2012) and natural gas (3.4% of cost of goods sold for our fiscal year ended October 31, 2012). Our cost of goods sold increased to $172,708,074 for our fiscal year ended October 31, 2012 from $142,353,416 in our fiscal year ended October 31, 2011. Our per bushel corn costs increased by approximately 8.8% for the year ended October 31, 2012 as compared to the same period for our 2011 fiscal year. Additionally, our volume of corn used in our 2012 fiscal year was approximately

13.5% greater as compared to our 2011 fiscal year due to increased production. Our increased cost and volume of corn were the primary factors driving up our costs of goods sold.

Corn Costs

We experienced an increase of approximately 23.5% in the total amount we paid for corn for our 2012 fiscal year compared to our 2011 fiscal year, due to our increased per bushel cost and volume of corn used discussed above.

Widespread drought in 2012 in several corn producing states, combined with continued corn demand from other sectors, has resulted in increasing corn prices. Management anticipates that corn prices will remain high for the duration of our 2013 fiscal year. Although the 2012 drought did not impact corn production in Minnesota to the same extent as other corn producing states, as a local consumer of corn we must nevertheless be cost competitive when sourcing corn in order to procure sufficient quantities for ethanol production. Management expects continued upward pressure on corn prices and tightened corn supplies moving forward.

Natural Gas Costs

For our 2012 fiscal year, we experienced a decrease of approximately 15.9% in our overall natural gas costs compared to our 2011 fiscal year. Falling natural gas prices have decreased our natural gas costs, even though our natural gas consumption has risen as a result of our increased ethanol production during our 2012 fiscal year as compared to our 2011 fiscal year. We expect the market price for natural gas to remain steady in the near term as we continue to enjoy an abundant supply of domestic natural gas, due in part to the continued commissioning of new, highly productive natural gas wells.

Hedging and Volatility of Purchases

Realized and unrealized gains and losses related to our corn derivative instruments resulted in an increase of $1,651,799 in our cost of goods sold for our 2012 fiscal year compared to a decrease of $1,275,868 in our cost of goods sold for our 2011 fiscal year.  We recognize the gains or losses that result from the changes in the value of our derivative instruments related to corn in cost of goods sold as the changes occur.  As corn prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance.  We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.

Operating Expense

Operating expenses as a percentage of revenues were relatively steady, increasing from 1.3% of revenues for our fiscal year ended October 31, 2011 to 1.4% of revenues for our fiscal year ended October 31, 2012. We continue to focus on increasing our operating efficiency as we strive to lower our operating expenses. We expect that going forward our operating expenses will remain relatively steady.

Operating Income

Our income from operations for our fiscal year ended October 31, 2012 was a negligible amount of our revenues compared to income of approximately 7.8% of our revenues for our fiscal year ended October 31, 2011. For our fiscal year ended October 31, 2012, we reported operating income of $4,373 and for our fiscal year ended October 31, 2011, we had operating income of $12,165,367. This decrease in our operating income is primarily due to the decreases in our crush margins. This decrease in our operating income is primarily due to decreased ethanol sales prices.

Other Income, Net

We had other income for our fiscal year ended October 31, 2012 of $156,234 compared to other income of $126,489 for our fiscal year ended October 31, 2011.

Our other income, net increased from $37,281 for our fiscal year ended October 31, 2011 to $181,186 for our fiscal year ended October 31, 2012 primarily as a result of income related to land rent and other miscellaneous income.

Our interest income was lower for our fiscal year ended October 31, 2012 compared to the same period of 2011 as a result of having less cash on hand during the 2012 period. Our interest expense was greater for our fiscal year ended October 31, 2012 compared to the same period of 2011 due to the note we took to purchase a Shuttlewagon Railcar Mover in December 2011.

Results of Operations

Comparison of Fiscal Years Ended October 31, 2011 and 2010

	2011		2010
Income Statement Data	Amount	%	Amount	%
Revenues	$156,521,489	100.0	$95,289,452	100.0
Cost of Goods Sold	142,353,416	90.9	85,146,261	89.4
Gross Profit	14,168,073	9.1	10,143,191	10.6
Operating Expenses	2,002,706	1.3	1,957,742	2.1
Operating Income	12,165,367	7.8	8,185,449	8.6
Other Income, net	126,489	0.1	176,863	0.2
Net Income	$12,291,856	7.9	$8,362,312	8.8

Revenues

The following table shows the sources of our revenue for the year ended October 31, 2011.

Revenue Sources	Amount	Percentage of Total Revenues
Ethanol sales	$129,936,623	83.0%
Distillers grains sales	22,745,766	14.5%
Corn oil sales	3,843,726	2.5%
Ethanol derivative activity losses	(4,626)	—
Total Revenues	$156,521,489	100.0%
The following table shows the sources of our revenue for the year ended October 31, 2010:

Revenue Sources	Amount	Percentage of Total Revenues
Ethanol sales	$81,317,691	85.3%
Distillers grains sales	12,250,393	12.9%
Corn oil sales	1,721,368	1.8%
Total Revenues	$95,289,452	100.0%

We experienced a significant increase in our revenues for our 2011 fiscal year compared to our 2010 fiscal year. Management attributes this increase in revenues primarily to the higher average prices we received for our products during fiscal year 2011 compared to fiscal year 2010 and to a lesser extent an increase in the production of our products. Our volume of ethanol sold in 2011 was approximately 7.5% higher than the volume sold in 2010. For our 2011 fiscal year, ethanol sales comprised approximately 83.0% of our revenue, distillers grains comprised approximately 14.5% of our revenue and corn oil sales comprised approximately 2.5% of our revenue. For our 2010 fiscal year, ethanol sales comprised approximately 85.3% of our revenue, distillers grains comprised approximately 12.9% of our revenue and corn oil sales comprised approximately 1.8% of our revenue.

Ethanol

The average price we received for our ethanol increased by approximately 48.0% during our 2011 fiscal year compared to our 2010 fiscal year. Management attributes this increase in the average price we received per gallon of ethanol with higher petroleum prices and increased ethanol exports during our 2011 fiscal year.

Distillers Grains

We experienced an increase in the average prices we received for our distillers grains during our 2011 fiscal year compared to the same period of 2010. We experienced an increase of approximately 76.2% in the average price we received for our dried distillers grains during our 2011 fiscal year compared to our 2010 fiscal year and an increase of approximately 45.3% in the average price we received for our modified/wet distillers grains during the same period. This change in the prices we received for our distillers grains is coupled with an increase of approximately 5.5% in the overall volume of distillers grains sold in 2011 compared to 2010.

Corn Oil

The average price we received per pound of corn oil sold during our 2011 fiscal year was approximately 75.0% greater that the average price received during our 2010 fiscal year. This increase in corn oil prices coupled with an increase of approximately 27.6% in the volume of corn oil sold caused our annual corn oil revenue to increase from approximately $1,721,000 in 2010 to approximately $3,844,000 in 2011.

Cost of Goods Sold and Gross Profit

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

Corn Costs

We experienced an increase of approximately 96.7% in the total amount we paid for corn for our 2011 fiscal year compared to our 2010 fiscal year. This increase was due primarily to the per bushel price we paid since the volume of corn we used in 2011 was only 6.5% higher than the volume of corn we used in 2010. Market corn prices increased during our 2011 fiscal year starting in January 2011 and continuing through the beginning of September 2011 when the market experienced a decline in corn prices followed by a stronger corn market during December 2011. Management attributes this increase in corn prices with uncertainty regarding weather factors that resulted in decreased yields in some parts of the United States. Parts of the upper Midwest experienced these lower yields which reduced the amount of corn harvested in the fall of 2011.

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

Hedging

Realized and unrealized gains and losses related to our corn, natural gas, and denaturant derivative instruments resulted in a decrease of approximately $1,276,000 in our cost of goods sold for our 2011 fiscal year compared to a decrease of approximately $2,223,000 in our cost of goods sold for our 2010 fiscal year. We recognize the gains or losses that result from the changes in the value of our derivative instruments related to corn, natural gas, and denaturant in cost of goods sold as the changes occur. As corn, natural gas, and denaturant prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance. We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.

Operating Expenses

Operating expenses were relatively steady for the fiscal year ended October 31, 2011 compared to the same period in 2010. Our operating expenses as a percentage of revenues were lower for the fiscal year ended October 31, 2011 when compared to the same period ended October 31, 2010. However, this decrease is primarily due to the extreme increase in our revenues and not an actual reduction in operating expenses.

Other Income, Net

We had other income, net for our fiscal year ended October 31, 2011 of $126,489 compared to other income of $176,863 for our fiscal year ended October 31, 2010.

Included in other income, net is our interest income and expense. Interest expense for the fiscal year ended October 31, 2011, was less that one tenth of one percent of our revenue and totaled $4,358, compared to $10,704 of interest expense for the year ended October 31, 2010. The interest expense incurred during our fiscal year ended October 31, 2011 is attributable to our low interest loan obtained through a local economic development authority and the upfront one percent fee on our letters of credit. On August 26, 2011, the board of governors decided to repay this loan in the amount of approximately $187,000.

Our interest income was steady for our fiscal year ended October 31, 2011 when compared to the same period ended October 31, 2010.

Changes in Financial Condition for the Fiscal Year Ended October 31, 2012 and 2011

The following table highlights the changes in our financial condition for the fiscal year ended ended October 31, 2012 from our previous fiscal year ended October 31, 2011:

	October 31, 2012	October 31, 2011
Current Assets	$20,715,050	$27,542,361
Current Liabilities	$6,002,937	$13,680,184
Long-Term Debt	$5,274,870	$—
Members' Equity	$49,855,325	$49,761,138

Total assets were approximately $61,133,000 at October 31, 2012 compared to approximately $63,441,000 at October 31, 2011. This decrease in total assets is primarily a result of the approximately $9,200,000 cash distribution paid to membership during our 2012 fiscal year. Also included in our total assets this period is an increase of approximately $8,018,000 in land, process equipment, and construction in progress. During our 2012 fiscal year, we purchased approximately $3,500,000 of land that will be used as part of a rail infrastructure improvement project. The construction of our rail loop enables us to load unit trains. Our construction in progress is primarily related to rail infrastructure improvement and the de-bottlenecking process we are implementing at our plant as we move toward an increased annual run rate. The additions in property, plant and equipment were offset with additional depreciation of approximately $4,161,000.

Current assets totaled approximately $20,715,000 at October 31, 2012, which is less than our current assets as of October 31, 2011 which totaled approximately $27,542,000. The decrease is primarily due to the land acquisitions, property, plant, and equipment purchases, and payments of distributions discussed in the previous paragraph.

Total current liabilities decreased and totaled approximately $6,003,000 at October 31, 2012 and approximately $13,680,000 at October 31, 2011. This decrease was mainly due to the payment of the accrued distribution during the first quarter of our 2012 fiscal year. Long term debt increased from zero at October 31, 2011 to approximately $5,275,000 at October 31, 2012 as we drew on our line of credit in order to finance our rail infrastructure improvement project and financed the purchase of a Shuttlewagon Railcar Mover.

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

We have completed several de-bottlenecking projects and we are in the process of completing our remaining projects. Each of these projects help our facility to be more efficient, productive and improve the environmental aspects of our process. For the fiscal year ended October 31, 2012, we have incurred approximately $1,135,000 in costs associated with our equipment construction projects. Since starting our de-bottlenecking projects we have incurred approximately $5,135,000 associated with the cost of these equipment improvements.

We expect to have sufficient cash generated by continuing operations, current lines of credit and cash reserves to cover our usual operating costs, which consist primarily of our corn and natural gas supply, de-bottlenecking projects, staffing and office expense, audit and legal compliance, working capital costs and debt service obligations.

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

The following chart shows the average cash price per gallon of ethanol in Minnesota from December 1, 2010 through January 1, 2013, as compiled by the USDA Agricultural Marketing Service.

According to the Renewable Fuels Association (“RFA”), as of December 10, 2012, there were 211 ethanol plants nationwide with the capacity to produce approximately 14.7 billion gallons of ethanol annually. The RFA estimates that plants with an annual production capacity of approximately 13.3 billion gallons are currently operating and that approximately 9.6% of the nameplate production capacity is not currently operational. Management believes the production capacity of the ethanol industry is greater than ethanol demand which may continue to depress ethanol prices.

Currently, ethanol is primarily blended with conventional gasoline for use in standard (non-flex fuel) vehicles to create a blend which is 10% ethanol and 90% conventional gasoline. Estimates indicate that approximately 135 billion gallons of gasoline are sold in the United States each year. However, gasoline demand may be shrinking in the United States as a result of the global economic slowdown and improved fuel efficiency. Assuming that all gasoline in the United States is blended at a rate of 10% ethanol and 90% gasoline, the maximum demand for ethanol is 13.5 billion gallons. This is commonly referred to as the “blend wall”, which represents a limit where more ethanol cannot be blended into the national gasoline pool. This is a theoretical limit since it is believed it would not be possible to blend ethanol into every gallon of gasoline that is used in the United States and it discounts higher percentage blends of ethanol such as E15 and E85 used in flex fuel vehicles. As discussed under "Results of Operations for the Fiscal Years Ended October 31, 2012 and 2011 - Revenues," in April 2012, the U.S. Environmental Protection Agency ("EPA") approved the first applications for registering ethanol for use in making E15. As E15 is brought to market and gains market acceptance, management believes that demand for ethanol will increase. However, we do not expect the EPA's acceptance of applications for registering ethanol for use in making E15 to impact ethanol demand or pricing in the near term.

The United States ethanol industry has exported an increasing amount of ethanol. Granite Falls Energy, through the use of its ethanol marketer, recently began to export a portion of its ethanol production to the European market. The exportation of domestic ethanol has helped to mitigate the effects of the blend wall and has thereby helped to maintain ethanol price levels. We are excited to be participating in the export market, but would prefer that all of our domestically produced fuel could be utilized by the domestic market. Whether the export market continues to make economic sense for Granite Falls Energy will depend on domestic blend rates as well as global supply and demand for our product.

The federal Renewable Fuels Standard, known as RFS2, requires the use of a specified amount of renewable fuels in the United States. In 2012, RFS2 required approximately 15.2 billion gallons, of which corn based ethanol could be used to satisfy approximately 13.2 billion gallons. In 2013, the RFS2 will require approximately 16.55 billion gallons, of which corn based ethanol can be used to satisfy approximately 13.8 billion gallons. In August 2012, the governors of several states requested that the EPA waive the national volume requirements under RFS2. Although the EPA denied these waiver requests, parties opposed to RFS2 may again seek waivers in the future.

The removal of a dam on the Minnesota River located downstream from our water intake structure has resulted in the water level lowering below our current intake structure. We have opted to upgrade our intake structure, finding that option preferable to acquiring ownership of the dam prior to its removal. We are working on plans for this upgrade and expect to complete the necessary modifications during the second quarter of our 2013 fiscal year. We currently estimate that this project will cost a total of $1,000,000 and anticipate using cash flows from fiscal 2013 operations to fund the entire upgrade. However, the actual cost may be different than our current estimate.

Trends and Uncertainties Impacting the Corn and Natural Gas Markets and Our Future Cost of Goods Sold

Our costs of our goods sold consist primarily of costs relating to the corn and natural gas supplies necessary to produce ethanol and distillers grains for sale. We grind approximately 1,800,000 bushels of corn each month. For the fiscal year ended October 31, 2012, our average cost of corn per bushel, net of hedging activity, was approximately $0.56 higher than our per bushel cost of corn for the same period ended October 31, 2011.

Corn prices remain above historical averages. During spring 2012, projected increases in domestic corn production led many to anticipate the possibility of lower corn prices following the 2012 harvest. However, a widespread drought in several corn producing states, combined with continued corn demand from other sectors, resulted in increasing corn prices. The drought contributed to lower domestic production during the 2012 growing season. We anticipate that corn prices will remain high through at least the 2013 harvest, as that is the earliest possible time that corn producers may be able to generate significant additional domestic production. If a period of high corn prices were to be sustained for some time, such pricing may reduce our ability to generate income because of the higher cost of operating our plant.

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

As of October 31, 2012, we recorded a net liability for our derivative instruments in the amount of $45,563. As of October 31, 2011, we recorded a net asset for our derivative instruments in the amount of $404,050. There are several variables that could affect the extent to which our derivative instruments are impacted by fluctuations in the price of corn, ethanol, denaturant or natural gas. However, it is likely that commodity cash prices will have the greatest impact on the derivative instruments with delivery dates nearest the current cash price. As we move forward, additional protection may be necessary. As the prices of these hedged commodities move in reaction to market trends and information, our statement of operations will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for Granite Falls Energy.

As of October 31, 2012, we had approximately 1,000,000 bushels of fixed basis contracts for forward corn purchase commitments for delivery through December 2012. Through these contracts we hope to minimize risk from future market price fluctuations and basis fluctuations.

As of October 31, 2012, we had price protection in place for approximately 30% of our natural gas needs through March 2013. As we move forward, we may determine that additional price protection for natural gas purchases is necessary to reduce our susceptibility to price increases. However, we may not be able to secure natural gas for prices less than current market price and we may not recover high costs of production resulting from high natural gas prices, which may raise our costs of production and reduce our net income.

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

Liquidity and Capital Resources

The following table shows our cash flows for the fiscal years ended October 31, 2012 and 2011:

	2012	2011
Net cash provided by (used in) operating activities	$(953,958)	$11,879,586
Net cash used in investing activities	(7,551,142)	(50,020)
Net cash used in financing activities	(3,873,632)	(9,429,231)

Operating Cash Flows. Cash used in operating activities was approximately $954,000 for the fiscal year ended October 31, 2012, compared to cash provided by operating activities of approximately $11,880,000 for the fiscal year ended October 31, 2011. The difference is primarily attributable to our decrease in net income for the fiscal year ended October 31, 2012 compared to the fiscal year ended October 31, 2011. We also purchased approximately $6,500,000 of corn during the fourth quarter of 2012 that we anticipate using during fiscal 2013. Currently, our capital needs are being adequately met through cash flows from our operating activities and our currently available credit facilities.

Investing Cash Flows. Cash used in investing activities was approximately $7,551,000 for the fiscal year ended October 31, 2012, compared to cash used in investing activities of approximately $50,000 for the fiscal year ended October 31, 2011. During the fiscal year ended October 31, 2012, we made payments totaling approximately $7,551,000 for capital expenditures, construction in process and land acquisitions, compared to payments of approximately $3,550,000 during the same period in 2011. Additionally, during the fiscal year ended October 31, 2011 we had positive investing cash flow from the maturity of certain short term investments (certificates of deposit) in the amount of $3,500,000.

Financing Cash Flows. Cash used in financing activities was approximately $3,874,000 for the fiscal year ended October 31, 2012, compared to approximately $9,429,000 for the fiscal year ended October 31, 2011. The difference is primarily attributable to approximately $5,491,000 in long-term debt proceeds from our revolving term loan with United FCS during the fiscal year ended October 31, 2012.

The following table shows our cash flows for the fiscal years ended October 31, 2011 and 2010:

	2011	2010
Net cash provided by operating activities	$11,879,586	$14,079,296
Net cash used in investing activities	(50,020)	(4,320,511)
Net cash used in financing activities	(9,429,231)	(4,811,066)

Operating Cash Flows. Cash provided by operating activities was approximately $11,880,000 for the fiscal year ended October 31, 2011, which was less than the approximately $14,080,000 provided by operating activities for the fiscal year ended October 31, 2010. The difference is primarily attributable to the significant depreciation taken during the period ended October 31, 2010.

Investing Cash Flows. Cash used in investing activities was approximately $50,000 for the fiscal year ended October 31, 2011, compared to cash used in investing activities of approximately $4,321,000 for the fiscal year ended October 31, 2010. During the fiscal year ended October 31, 2011 we had positive investing cash flow from the maturity of certain short term investments (certificates of deposit) in the amount of $3,500,000. These proceeds were offset by payments for capital expenditures and construction in process in the amount of approximately $3,550,000.

Financing Cash Flows. Cash used in financing activities was approximately $9,429,000 for the fiscal year ended October 31, 2011, compared to approximately $4,811,000 for the fiscal year ended ended October 31, 2010. In the fiscal year ended October 31, 2011, cash was used to pay a distribution to our members totaling approximately $9,200,000 and to repay the principal balance on our long-term debt.

Indebtedness

Short-Term Debt Sources

The Company formerly had a Loan Agreement with Minnwest Bank M.V. of Marshall, MN (the “Bank”). Under the Loan Agreement, the Company had a revolving line of credit with a maximum of $6,000,000 available which was secured by a first mortgage on substantially all of our assets. The interest rate on the revolving line of credit was at 0.25 percentage points above the prime rate as reported by the Wall Street Journal, with a minimum rate of 4.0%. In August 2012, the Company terminated this revolving line of credit and entered into two new credit facilities, one short-term and one long-term, with United FCS. CoBank serves as administrative agent for these new credit facilities.

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

The Company also has letters of credit totaling $386,928 as part of a credit requirement of Northern Natural Gas. In August 2012, these letters of credit were transferred to United FCS as part of the new credit facilities. These letters of credit reduce the amount available under our line of credit to approximately $5,613,000.

Long-Term Debt Sources

The Company's long-term credit facility with United FCS is a revolving term loan. Under this facility we may borrow, repay, and reborrow up to $8,000,000. However, the amount available for borrowing under this facility reduces by $1,000,000 every six months, beginning September 1, 2013, with final payment due March 1, 2017. Amounts borrowed under the revolving term loan bear interest at one of three interest rate options selected by us, (i) at a variable weekly rate equal to 2.90% above the rate quoted by the British Bankers Association for the offering of one-month U.S. Dollar deposits, (ii) at a fixed rate to be quoted by CoBank, or (iii) at a fixed rate for up to 12 months equal to LIBOR plus 2.90%. Interest on amounts borrowed is payable monthly in arrears. We have used this credit facility to fund our rail infrastructure improvement project. As of October 31, 2012, the outstanding balance on our revolving term loan was $4,891,952 and the interest rate as of that date was 3.12%.

The Company's credit facilities with United FCS require the Company to comply with certain financial covenants, including (i) maintaining working capital of at least $10,000,000, (ii) maintaining local net worth, defined as total assets, minus total liabilities, minus investments by the Company in other entities, of at least $45,000,000, and (iii) achieving a debt service coverage ratio of at least 2.0 to 1.0. Our debt service coverage ratio is calculated as follows: (1) net income, plus depreciation and amortization, minus extraordinary gains (plus extraordinary losses), minus gain on asset sales (plus loss on asset sales); (2) divided by $2,000,000. As of October 31, 2012, we were in compliance with our financial covenants.

Our credit facilities with United FCS are secured by substantially all our assets. There are no savings account balance collateral requirements as part of this new credit facility.

In December 2011, the Company purchased a Shuttlewagon Railcar Mover for use at its facility. The Company financed the entire purchase price through Capital One Equipment Leasing and Finance. As of October 31, 2012, the loan balance was approximately $498,000, of which approximately $383,000 is classified as long-term debt. The note is on a five-year term at a fixed annual interest rate of 3.875%.

Contractual Obligations

The following table provides information regarding the contractual obligations of the Company as of October 31, 2012:

	Total	Less than One Year	One to Three Years	Three to Five Years	Greater Than Five Years
Long-Term Debt Obligations (1)	$6,022,593	$131,938	$2,522,722	$3,367,933	$—
Operating Lease Obligations (2)	$4,456,982	$1,582,612	$2,342,058	$471,494	$60,816
Purchase Obligations (3)	$719,000	$719,000	$—		$—
Total Contractual Obligations	$11,198,575	$2,433,550	$4,864,780	$3,839,427	$60,816
(1) Long-term debt obligations include both principal and interest payments.
(2) Operating lease obligations include the Company's rail car lease (Note 7).
(3) Purchase commitments include fixed price utility forward contracts.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from our credit facilities with United FCS, PCA. Specifically, we have $4,891,952 outstanding in variable rate debt as of October 31, 2012. The specifics of these credit facilities are discussed in greater detail in “Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Indebtedness.”

Below is a sensitivity analysis we prepared regarding our income exposure to changes in interest rates. The sensitivity analysis below shows the anticipated effect on our income from a 10% adverse change in interest rates for a one-year period.

Outstanding Variable Rate Debt at October 31, 2012	Interest Rate at October 31, 2012	Interest Rate Following 10% Adverse Change	Annual Adverse Change to Income
$4,891,952	3.12%	3.43%	$15,263

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
A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the fair value of our corn and natural gas prices and average ethanol price as of October 31, 2012, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from October 31, 2012. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of October 31, 2012	Approximate Adverse Change to Income
Natural Gas	1,250,000	MMBTU	10%	$562,500
Ethanol	58,630,000	Gallons	10%	$14,071,200
Corn	20,315,000	Bushels	10%	$15,236,250

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Governors
Granite Falls Energy, LLC
Granite Falls, Minnesota

We have audited the accompanying balance sheets of Granite Falls Energy, LLC as of October 31, 2012 and 2011, and the related statements of operations, changes in members’ equity, and cash flows for each of the years in the three-year period ended October 31, 2012. Granite Falls Energy, LLC's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Granite Falls Energy, LLC as of October 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the three-year period ended October 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ Boulay, Heutmaker, Zibell, and Co. P.L.L.P.
Certified Public Accountants

Minneapolis, Minnesota
January 29, 2013

GRANITE FALLS ENERGY, LLC
Balance Sheets

ASSETS	October 31, 2012	October 31, 2011

Current Assets
Cash	$685,828	$13,064,560
Restricted cash	494,000	1,503,000
Accounts receivable	7,356,534	3,777,547
Inventory	12,013,169	8,615,411
Commodity derivative instruments	—	404,050
Prepaid expenses and other current assets	165,519	177,793
Total current assets	20,715,050	27,542,361

Property, Plant and Equipment
Land and improvements	7,095,172	3,627,973
Railroad improvements	4,121,148	4,121,148
Process equipment and tanks	64,678,860	63,592,688
Administration building	279,734	279,734
Office equipment	154,072	154,072
Rolling stock	1,305,395	642,908
Construction in progress	3,831,263	366,979
	81,465,644	72,785,502
Less accumulated depreciation	41,047,562	36,886,541
Net property, plant and equipment	40,418,082	35,898,961

Total Assets	$61,133,132	$63,441,322

Notes to Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC
Balance Sheets

LIABILITIES AND MEMBERS' EQUITY	October 31, 2012	October 31, 2011

Current Liabilities
Current portion of long-term debt	$114,718	$—
Accounts payable	3,527,840	1,591,036
Corn payable to FCE	1,995,997	2,516,923
Commodity derivative instruments	45,563	—
Accrued liabilities	318,819	375,425
Distribution payable	—	9,196,800
Total current liabilities	6,002,937	13,680,184

Long-Term Debt, less current portion	5,274,870	—

Commitments and Contingencies

Members' Equity, 30,606 and 30,656 units authorized, issued and outstanding at October 31, 2012 and 2011, respectively	49,855,325	49,761,138

Total Liabilities and Members’ Equity	$61,133,132	$63,441,322

Notes to Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC
Statements of Operations

For the fiscal years ended,	October 31, 2012	October 31, 2011	October 31, 2010

Revenues	$175,162,043	$156,521,489	$95,289,452

Cost of Goods Sold	172,708,074	142,353,416	85,146,261

Gross Profit	2,453,969	14,168,073	10,143,191

Operating Expenses	2,449,596	2,002,706	1,957,742

Operating Income	4,373	12,165,367	8,185,449

Other Income (Expense)
Other income	182,186	37,281	89,890
Interest income	18,050	93,566	97,677
Interest expense	(44,002)	(4,358)	(10,704)
Total other income, net	156,234	126,489	176,863

Net Income	$160,607	$12,291,856	$8,362,312

Weighted Average Units Outstanding - Basic and Diluted	30,614	30,656	30,656

Net Income Per Unit - Basic and Diluted	$5.25	$400.96	$272.78

Distributions Per Unit	$—	$600.00	$150.00

Notes to Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC

Statement of Changes in Members' Equity

Balance - October 31, 2009	$52,098,970

Member distributions	(4,598,400)

Net income for the year ended October 31, 2010	8,362,312

Balance - October 31, 2010	55,862,882

Member distributions	(18,393,600)

Net income for the year ended October 31, 2011	12,291,856

Balance - October 31, 2011	49,761,138

Repurchase of 50 membership units in December 2011	(66,420)

Net income for the year ended October 31, 2012	160,607

Balance - October 31, 2012	$49,855,325

Notes to Financial Statements are an integral part of this Statement.

`GRANITE FALLS ENERGY, LLC
Statements of Cash Flows

For the fiscal years ended,	October 31, 2012	October 31, 2011	October 31, 2010

Cash Flows from Operating Activities
Net income	$160,607	$12,291,856	$8,362,312
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	4,161,021	3,988,606	6,940,876
Change in fair value of derivative instruments	1,651,799	(1,271,242)	(1,889,836)
Change in operating assets and liabilities:
Restricted cash	1,009,000	(601,500)	209,173
Commodity derivative instruments	(1,202,186)	1,619,692	1,498,772
Accounts receivable	(3,578,987)	(613,338)	175,809
Inventory	(3,397,758)	(4,284,741)	(1,479,030)
Prepaid expenses and other current assets	12,274	(60,904)	62,733
Accounts payable	286,878	871,671	141,558
Accrued liabilities	(56,606)	(60,514)	56,929
Net Cash (Used in) Provided by Operating Activities	(953,958)	11,879,586	14,079,296

Cash Flows from Investing Activities
Proceeds from (payments for) maturity of short-term investments	—	3,500,000	(3,500,000)
Payments for capital expenditures	(1,381,680)	(3,183,041)	(80,415)
Payments for construction in process	(2,702,263)	(366,979)	(740,096)
Payments for land acquisitions	(3,467,199)	—	—
Net Cash Used in Investing Activities	(7,551,142)	(50,020)	(4,320,511)

Cash Flows from Financing Activities
Proceeds from long-term debt	5,490,926	—	—
Payments on long-term debt	(101,338)	(232,431)	(212,666)
Payments for membership unit redemption	(66,420)	—	—
Member distributions paid	(9,196,800)	(9,196,800)	(4,598,400)
Net Cash Used in Financing Activities	(3,873,632)	(9,429,231)	(4,811,066)

Net Increase (Decrease) in Cash	(12,378,732)	2,400,335	4,947,719

Cash - Beginning of Period	13,064,560	10,664,225	5,716,506

Cash - End of Period	$685,828	$13,064,560	$10,664,225

Supplemental Cash Flow Information
Cash paid for:
Interest	$44,002	$6,857	$11,611

Supplemental Disclosure of Noncash Investing and Financing Activities
Member distributions included in distribution payable	$—	$9,196,800	$—
Transfer of construction in process to fixed assets	$366,979	$746,008	$231,916
Capital expenditures and construction in process included in accounts payable	$1,129,000	$—	$—

Notes to Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC
Notes to Financial Statements
October 31, 2012 and 2011

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying audited financial statements of Granite Falls Energy, LLC have been Impairment prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As used in this report in Form 10-K, the “Company” represents Granite Falls Energy, LLC (“GFE”).

Nature of Business

Granite Falls Energy, LLC (“GFE” or the “Company”) is a Minnesota limited liability company currently producing fuel-grade ethanol, distillers grains, and crude corn oil near Granite Falls, Minnesota and sells these products, pursuant to marketing agreements, throughout the continental United States and on the international market. GFE's plant has an approximate annual production capacity of 60 million gallons, but is currently permitted to produce up to 70 million gallons of undenatured ethanol on a twelve month rolling sum basis.

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

Cash

The Company maintains it accounts primarily at two financial institutions, of which one is a member of the Company. At times throughout the year, the Company's cash balances may exceed amounts insured by the Federal Deposit Insurance Corporation. At October 31, 2012 and 2011 such uninsured funds approximated $230,000 and $13,028,000, respectively. The Company does not believe it is exposed to any significant credit risk on its cash balances.

Restricted Cash

The Company has restricted cash balances relating to its margin requirements with the Company's commodity derivative broker based on open commodity contracts discussed in Note 5.

Accounts Receivable

Credit terms are extended to customers in the normal course of business. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral.

Accounts receivable are recorded at their estimated net realizable value. Accounts are considered past due if payment is not made on a timely basis in accordance with the Company's credit terms. Accounts considered uncollectible are written off. The Company follows a policy of providing an allowance for doubtful accounts; however, based on historical experience, and its evaluation of the current status of receivables, the Company is of the belief that such accounts will be collectible in all material respects and thus an allowance was not necessary at October 31, 2012 or 2011. It is at least possible this estimate will change in the future.

GRANITE FALLS ENERGY, LLC
Notes to Financial Statements
October 31, 2012 and 2011

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

Maintenance and repairs are expensed as incurred; major improvements and betterments are capitalized.  Construction in progress expenditures will be depreciated using the straight-line method over their estimated useful lives once the assets are placed into service. Depreciation expense totaled $4,161,021, $2,978,556, and $6,918,032 for the fiscal years ended October 31, 2012, 2011, and 2010, respectively.

Long-Lived Assets

Long-lived assets, such as property, plant, and equipment, and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by an asset to the carrying value of the asset. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including, but not limited to, discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. No indicators of impairment existed during fiscal 2012 or 2011 that would have triggered impairment testing, and therefore, no impairment expense was recorded during 2012 or 2011.

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
October 31, 2012 and 2011

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

Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in our balance sheets, the Company has elected not to record any other assets or liabilities at fair value. No events occurred during the fiscal years ended October 31, 2012 or 2011 that required adjustment to the recognized balances of assets or liabilities, which are recorded at fair value on a nonrecurring basis.

The carrying value of cash, restricted cash, accounts receivable, accounts payable and accrued liabilities approximates fair value due to the short maturity of these instruments. The Company obtains fair value measurements from an independent pricing service for corn derivative contracts.  The fair value measurements consider observable data that may include dealer quotes and live trading levels from the Chicago Board of Trade and New York Mercantile Exchange markets. The fair value of the long-term debt is estimated based on anticipated interest rates which management believes would currently be available to the Company for similar issues of debt, taking into account the current credit risk of the Company and other market factors. The Company believes the carrying value of the debt instruments approximate fair value.

Derivative Instruments

From time to time the Company enters into derivative transactions to hedge its exposures to commodity price fluctuations. The Company is required to record these derivatives in the balance sheets at fair value.

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

GRANITE FALLS ENERGY, LLC
Notes to Financial Statements
October 31, 2012 and 2011

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

Income Taxes

The Company is treated as a partnership for federal and state income tax purposes, and generally does not incur income taxes. Instead its earnings and losses are included in the income tax returns of its members. Therefore, no provision or liability for federal or state income taxes has been included in these financial statements. The Company had no significant uncertain tax positions as of October 31, 2012 or 2011. For years before fiscal 2010, the Company is no longer subject to U.S. Federal or state income tax examinations.

Environmental Liabilities

The Company's operations are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which it operates. These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its location. Accordingly, the Company has adopted policies, practices, and procedures in the areas of pollution control, occupational health, and the production, handling, storage, and use of hazardous materials to prevent material environmental or other damage, and to limit the financial liability, which could result from such events. Environmental liabilities are recorded when the liability is probable and the costs can be reasonable estimated. No expense has been recorded for the fiscal year's ended October 31, 2012, 2011, or 2010.

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

2. RISKS AND UNCERTAINTIES

The Company has certain risks and uncertainties that it experiences during volatile market conditions. These volatilities can have a severe impact on operations. The Company's revenues are derived from the sale and distribution of ethanol and distillers grains to customers located in the United States and internationally. Corn for the production process is supplied to our plant primarily from local agricultural producers and from purchases on the open market.  Ethanol sales average approximately 80% of total revenues and corn costs averaged 85% of cost of goods sold.

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

GRANITE FALLS ENERGY, LLC
Notes to Financial Statements
October 31, 2012 and 2011

factors such as supply and demand, the weather, government policies and programs. The Company follows a risk management program to protect against the price volatility of these commodities.

3. CONCENTRATIONS

The Company has identified certain concentrations that are present in their business operations. The Company's revenue from ethanol sales is derived from a single customer under an ethanol marketing agreement described in Note 12. Sales under that agreement account for approximately 80%, 83%, and 86% of the Company's revenues, net of derivative activity, during fiscal 2012, 2011 and 2010, respectively. Accordingly, 79% and 81% of the Company's receivables are regularly due from that same customer at October 31, 2012 and 2011, respectively.

4. INVENTORY

Inventories consist of the following:

	October 31, 2012	October 31, 2011
Raw materials	$8,977,820	$5,323,615
Spare parts	682,896	584,011
Work in process	1,183,188	1,150,239
Finished goods	1,169,265	1,557,546
Totals	$12,013,169	$8,615,411

The Company performs a lower of cost or market analysis on inventory to determine if the market values of certain inventories are less than their carrying value, which is attributable primarily to decreases in market prices of corn and ethanol. Based on the lower of cost or market analysis, the Company recorded a lower of cost or market charge on certain inventories for the fiscal year ended October 31, 2012 for approximately $77,000. The Company did not record a lower of cost or market charge on certain inventories for the fiscal years ended October 31, 2011 or 2010.

5.    DERIVATIVE INSTRUMENTS

As of October 31, 2012, the total notional amount of the Company's outstanding corn derivative instruments was approximately 1,235,000 bushels that were entered into to hedge forecasted corn purchases through March 2013. There may be offsetting positions that are not shown on a net basis that could lower the notional amount of positions outstanding as disclosed above.

The following tables provide details regarding the Company's derivative instruments at October 31, 2012, none of which were designated as hedging instruments:

	Balance Sheet location	Assets	Liabilities

Corn contracts	Commodity derivative instruments	$—	$(45,563)

Totals		$—	$(45,563)

In addition, as of October 31, 2012 the Company maintained approximately $494,000 of restricted cash related to margin requirements for the Company's derivative instrument positions.

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
October 31, 2012 and 2011

The following tables provide details regarding the Company's derivative instruments at October 31, 2011, none of which were designated as hedging instruments:

	Balance Sheet location	Assets	Liabilities

Corn contracts	Derivative instruments	$404,050	$—

Totals		$404,050	$—

In addition, as of October 31, 2011 the Company maintained $903,000 of restricted cash related to margin requirements for the Company's commodity derivative instrument positions.

The following tables provide details regarding the gains and (losses) from Company's derivative instruments in statements of operations, none of which are designated as hedging instruments:

	Statement of	Fiscal Years Ended October 31,
	Operations location	2012	2011	2010

Ethanol contracts	Revenue	$—	$(4,626)	$(343,448)
Corn contracts	Cost of Goods Sold	(1,651,799)	1,280,413	2,339,286
Natural gas contracts	Cost of Goods Sold	—	(4,545)	(113,710)
Denaturant contracts	Cost of Goods Sold	—	—	7,708

Total gain (loss)		$(1,651,799)	$1,271,242	$1,889,836

6.    REVOLVING LINE OF CREDIT AND LONG-TERM DEBT

The Company had a loan agreement with a bank. Under this agreement, the Company has a revolving line of credit with a maximum of $6,000,000 available through April 2012 and was secured by substantially all of the Company's assets. At October 31, 2011, the Company had no outstanding balance on this line of credit. In August 2012, the Company terminated this revolving line of credit.

The Company has subsequently established two new credit facilities with a new lender. The first is a seasonal revolving operating loan facility in the amount of $6,000,000. The second is a revolving term loan facility in the amount of $8,000,000. The interest rates for both facilities are based on the bank's "One Month LIBOR Index Rate," plus 265 and 290 basis points on the seasonal and revolving term commitments, respectively. The outstanding balance on the revolving term loan on October 31, 2012 was $4,891,952. The Company currently has not made any advances on the seasonal revolving operating loan facility.

The credit facilities require the Company to comply with certain financial covenants, including (i) maintaining working capital of at least $10,000,000, (ii) maintaining local net worth, defined as total assets, minus total liabilities, minus investments by the Company in other entities, of at least $45,000,000, and (iii) achieving a debt service coverage ratio of at least 2.0 to 1.0. The debt service coverage ratio is calculated as follows: (1) net income, plus depreciation and amortization, minus extraordinary gains (plus extraordinary losses), minus gain on asset sales (plus loss on asset sales); (2) divided by $2,000,000. As of October 31, 2012, the Company was in compliance with these financial covenants.

The credit facilities are secured by substantially all assets of the Company. There are no savings account balance collateral requirements as part of this new credit facility.

At October 31, 2012, the Company also had letters of credit totaling $386,928 with the bank as part of a credit requirement of Northern Natural Gas. These letters of credit reduce the amount available under the seasonal revolving operating loan to approximately $5,613,000. Subsequent to year end the letters of credit amount was reduced by $49,000.

GRANITE FALLS ENERGY, LLC
Notes to Financial Statements
October 31, 2012 and 2011

Long-term debt consists of the following:

	October 31, 2012	October 31, 2011
Shuttlewagon Railcar Mover Loan (5 year term at 3.875%)	$497,636	$—
Long Term Revolver	$4,891,952	$—
Less: Current Maturities	$(114,718)	$—

Total Long-Term Debt	$5,274,870	$—

The estimated maturities of long-term debt at October 31, 2012 are as follows:

November 1, 2012 to October 31, 2013	$114,718
November 1, 2013 to October 31, 2014	119,233
November 1, 2014 to October 31, 2015	2,015,877
November 1, 2015 to October 31, 2016	2,128,801
November 1, 2016 to October 31, 2017	1,010,959
Total debt	$5,389,588

7. LEASES

The Company has a lease agreement with a leasing company for 75 hopper cars to assist with the transport of distiller's grains by rail. In November 2010, the original lease was renewed for an additional five-year period. Based on final manufacturing and interest costs, the Company will pay the leasing company $620 per month plus $0.03 per mile traveled in excess of 36,000 miles per year. Rent expense for these leases was $552,000, $553,000 and $604,000 for the fiscal years ended October 31, 2012, 2011 and 2010, respectively.

At October 31, 2012, the Company had lease agreements with three leasing companies for 177 rail car leases for the transportation of the Company's ethanol with various maturity dates through October 2017. The rail car lease payments are due monthly in the aggregate amount of approximately $89,000. Rent expense for these leases was $1,278,000, $1,171,000 and $1,058,000 for the fiscal years ended October 31, 2012, 2011 and 2010, respectively.

At October 31, 2012, the Company had the following commitments for payments of rentals under operating leases which at inception had a non-cancelable term of more than one year:

November 1, 2012 to October 31, 2013	$1,582,614
November 1, 2013 to October 31, 2014	1,307,919
November 1, 2014 to October 31, 2015	1,034,139
November 1, 2015 to October 31, 2016	343,990
November 1, 2016 to October 31, 2017	127,504
Thereafter	60,816
Total minimum lease commitments	$4,456,982

GRANITE FALLS ENERGY, LLC
Notes to Financial Statements
October 31, 2012 and 2011

8. FAIR VALUE

The following table provides information on those derivative assets measured at fair value on a recurring basis at October 31, 2012:

	Carrying Amount in Balance Sheet October 31, 2012	Fair Value October 31, 2012	Fair Value Measurement Using
			Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial Liabilities:
Derivative Instruments	$45,563	$45,563	$45,563	$—	$—

The following table provides information on those derivative assets measured at fair value on a recurring basis at October 31, 2011:

	Carrying Amount in Balance Sheet October 31, 2011	Fair Value October 31, 2011	Fair Value Measurement Using
			Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial Assets:
Derivative Instruments	$404,050	$404,050	$404,050	$—	$—

We determine the fair value of commodity derivative instruments by obtaining fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes and live trading levels from the Chicago Board of Trade market and New York Mercantile Exchange.

9. MEMBERS' EQUITY

The Company has one class of membership units. The units have no par value and have identical rights, obligations and privileges. Income and losses are allocated to all members based upon their respective percentage of units held. As of October 31, 2012, 2011 and 2010, the Company had 30,606, 30,656 and 30,656 membership units authorized, issued, and outstanding, respectfully.

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

10. EMPLOYEE BENEFIT PLANS

The Company has a defined contribution plan available to all of its qualified employees. The Company contributes a match of 50% of the participant's salary deferral up to a maximum of 3% of the employee's salary. Company contributions totaled approximately $51,000, $46,000, and $44,000 for the fiscal years ended October 31, 2012, 2011, and 2010, respectively.

GRANITE FALLS ENERGY, LLC
Notes to Financial Statements
October 31, 2012 and 2011

11. INCOME TAXES

The differences between the financial statement basis and tax basis of assets are based on the following:

	October 31, 2012	October 31, 2011

Financial statement basis of assets	$61,133,132	$63,441,322
Organization & start-up costs capitalized for tax purposes, net	715,109	821,605
Tax depreciation greater than book depreciation	(25,653,678)	(27,702,345)
Unrealized derivatives gains	45,563	(404,050)
Capitalized inventory	10,957	20,000

Income tax basis of assets	$36,251,083	$36,176,532

There were no material differences between the financial statement basis and tax basis of the Company's liabilities.

12. COMMITMENTS AND CONTINGENCIES

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

At October 31, 2012, the Company had basis contracts for forward corn purchase commitments with FCE for 1,000,000 bushels for delivery in November and December 2012. At October 31, 2012, the Company also had 885,000 bushels of stored corn totaling approximately $6,511,000 with FCE that is included in inventory.

The Company purchased approximately $148,289,000 of corn from the member during fiscal 2012, of which approximately $1,996,000 is included in corn payable at October 31, 2012. The Company purchased approximately $123,676,000 of corn from the member during fiscal 2011, of which approximately $2,517,000 is included in corn payable at October 31, 2011. The Company purchased approximately $63,089,000 of corn from the member during fiscal 2010.

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

Ethanol marketing fees and commissions totaled approximately $743,000, $1,006,000, and 825,000 for the fiscal years ended October 31, 2012, 2011 and 2010 respectively, and are included net within revenues.

Ethanol Contracts

At October 31, 2012, the Company had forward contracts to sell approximately $8,747,000 of ethanol for delivery in November 2012 which approximates 75% of its anticipated ethanol sales during that period.

At October 31, 2011, the Company had forward contracts to sell approximately $15,667,000 of ethanol for various delivery periods from November 2011 through December 2011.

GRANITE FALLS ENERGY, LLC
Notes to Financial Statements
October 31, 2012 and 2011

Distillers Grain Marketing Agreement

The Company has a Marketing Agreement with RPMG, an unrelated party, for the purpose of marketing and selling all distillers grains produced by the Company. The contract commenced on February 1, 2011 with an initial term of one year, and will continue to remain in effect until terminated by either party at its unqualified option, by providing written notice of not less than 90 days to the other party. Distillers grain commissions totaled approximately $650,000, $460,000 and $210,000 for the fiscal years ended October 31, 2012, 2011 and 2010 respectively, and are included net within revenues.

At October 31, 2012, the Company had forward contracts to sell approximately $1,773,000 of distillers grains for delivery in November 2012 which approximates 65% of its anticipated distillers grain sales during that period.

At October 31, 2011, the Company had forward contracts to sell approximately $4,624,000 of distillers grains for various delivery periods from November 2011 through January 2012.

Natural Gas Contracts

At October 31, 2012, the Company had forward contracts to purchase $719,000 of natural gas at prices with delivery periods from November 2012 through March 2013 which approximates 30% of its anticipated natural gas purchases during that period.

At October 31, 2011, the Company had forward contracts to purchase $1,797,600 of natural gas at prices with delivery periods from November 2011 through March 2012.

Contract for Natural Gas Pipeline to Plant

The Company has an agreement with an unrelated company for the construction of and maintenance of 9.5 miles of natural gas pipeline that will serve the plant. The agreement requires the Company to receive a minimum of 1,400,000 DT of natural gas annually through the term of the agreement. The Company is charged a fee based on the amount of natural gas delivered through the pipeline.

This agreement will continue in effect until December 31, 2015 at which time it will automatically renew for consecutive terms of one year. A twelve months prior written notice is required to be given by either party to terminate this agreement.

13.  LEGAL PROCEEDINGS

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

GRANITE FALLS ENERGY, LLC
Notes to Financial Statements
October 31, 2012 and 2011

14. QUARTERLY FINANCIAL DATA (UNAUDITED)

Summary quarterly results are as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year ended October 31, 2012
Revenues	$43,745,776	$39,025,122	$42,435,763	$49,955,382
Gross profit (loss)	3,687,950	657,416	54,694	(1,946,091)
Operating income (loss)	3,024,214	66,935	(597,187)	(2,489,589)
Net income (loss)	3,042,288	116,466	(565,637)	(2,432,510)
Basic and diluted earnings (loss) per unit	99.29	3.81	(18.49)	(79.36)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year ended October 31, 2011
Revenues	$30,716,346	$34,537,750	$45,414,923	$45,852,470
Gross profit	3,533,733	3,704,535	2,068,381	4,861,424
Operating income	2,975,612	3,245,729	1,550,481	4,393,545
Net income	3,011,596	3,270,110	1,586,882	4,423,268
Basic and diluted earnings per unit	98.24	106.67	51.76	144.29

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year ended October 31, 2010
Revenues	$23,424,562	$22,237,999	$23,632,382	$25,994,509
Gross profit	2,346,940	1,730,098	1,386,818	4,679,335
Operating income	1,837,999	1,267,328	919,429	4,160,693
Net income	1,927,176	1,298,247	939,019	4,197,870
Basic and diluted earnings per unit	62.86	42.35	30.63	136.94

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

Our management, including our Chief Executive Officer and General Manager (the principal executive officer), Steve Christensen, along with our Chief Financial Officer (the principal financial officer), Stacie Schuler, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2012. Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management, including the Company’s Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluations of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act, as amended) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of October 31, 2012.

An attestation report from our accounting firm on our internal control over financial reporting is not included in this annual report because an attestation report is only required under the regulations of the Securities and Exchange Commission for accelerated filers and large accelerated filers.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the fourth quarter of our 2012 fiscal year, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 or 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

Pursuant to General Instruction G(3), we omit Part III, Items 10, 11, 12, 13 and 14 and incorporate such items by reference to an amendment to this Annual Report on Form 10-K or to a definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Annual Report (October 31, 2012).

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Information required by this Item is incorporated by reference to the 2013 Proxy Statement.

ITEM 11.     EXECUTIVE COMPENSATION

The Information required by this Item is incorporated by reference to the 2013 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The Information required by this Item is incorporated by reference to the 2013 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Information required by this Item is incorporated by reference to the 2013 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The Information required by this Item is incorporated by reference to the 2013 Proxy Statement.

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

(3)	Exhibits

Exhibit No.	Exhibit	Filed Herewith	Incorporated by Reference
3.1	Articles of Organization		Exhibit 3.1 to the registrant's Form SB-2 filed with the Commission on August 30, 2002.
3.2	Amendment of Articles of Organization		Exhibit 3.1 to the registrant's Form 10-QSB filed with the Commission on August 15, 2005.
3.3
Fifth Amended and Restated Operating and Member Control Agreement, First Amendment to the Fifth Amended and Restated Operating and Member Control Agreement and Second Amendment to the Fifth Amended and Restated Member Control Agreement
Exhibit 3.2 to the registrant's Form 10-QSB filed with the Commission on September 14, 2006.
4.1	Form of Membership Unit Certificate.		Exhibit 4.1 to the registrant's Pre-Effective Amendment No. 1 to Form SB-2 filed with the Commission on December 20, 2002.
10.1	Corn Storage and Delivery Agreement and Pre-Closing Memorandum dated October 6, 2003 between the Company and Farmers Cooperative Elevator Company.		Exhibit 10.2 to the registrant's Form 10-QSB filed with the Commission on November 14, 2003.
10.2	Grain Procurement Agreement with Farmers Cooperative Elevator Company.		Exhibit 10.2 to the registrant's Form 10-QSB filed with the Commission on November 15, 2004.
10.3	Electric Service Agreement dated August, 2004 with Minnesota Valley Cooperative Light and Power.		Exhibit 10.13 to the registrant's Form 10-KSB filed with the Commission on March 31, 2005.
10.4	Trinity Rail Proposal for Rail Cars.		Exhibit 10.16 to the registrant's Form 10-KSB filed with the Commission on March 31, 2005.
10.5	Job Opportunity Building Zone Business Subsidy Agreement.		Exhibit 10.17 to the registrant's Form 10-KSB filed with the Commission on March 31, 2005.
10.6	Ethanol Marketing Agreement with Eco-Energy, Inc. dated December 24, 2008. +		Exhibit 10.1 to the registrant's Form 10-K filed with the Commission on January 27, 2009.
10.7	Corn Oil Marketing Agreement between the registrant and Renewable Products Marketing Group, LLC dated April 29, 2010. +		Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on June 14, 2010.
10.8	Distillers Grains Marketing Agreement between RPMG, Inc. and Granite Falls Energy, LLC dated December 10, 2010.+		Exhibit 10.31 to the registrant's Form 10-K filed with the Commission on January 26, 2011.
10.9	Amended Employment Contract between Granite Falls Energy, LLC and Tracey Olson dated November 22, 2010.		Exhibit 10.30 to the registrant's Form 10-K filed with the Commission on January 26, 2011.
10.10	Insider Trading Policy of Granite Falls Energy, LLC dated February 17, 2011.		Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on March 16, 2011.
10.11	Ethanol Marketing Agreement Amendment No. 2 between Eco-Energy, Inc. and Granite Falls Energy, LLC dated August 30, 2011. +		Exhibit 99.1 to the registrant's Form 8-K filed with the Commission on September 1, 2011.
10.12	Amended Employment Contract between Tracey L. Olson and Granite Falls Energy, LLC dated November 21, 2011.		Exhibit 10.34 to the registrant's Form 10-K filed with the Commission on January 30, 2012.
10.13	CEO/GM Employment Contract between Steve Christensen and Granite Falls Energy, LLC dated April 19, 2012.		Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on June 14, 2012.

10.14	Master Loan Agreement between United FCS, PCA and Granite Falls Energy, LLC dated August 22, 2012.	X
10.15	Revolving Term Loan Supplement between United FCS, PCA and Granite Falls Energy, LLC dated August 22, 2012.	X
10.16	Monitored Revolving Credit Supplement between United FCS, PCA and Granite Falls Energy, LLC dated August 22, 2012.	X
14.1	Code of Ethics		Exhibit 14.1 to the registrant's Form 10-KSB filed with the Commission on March 30, 2004.
31.1	Certification of Chief Executive Officer pursuant to 17 CFR 240.13a-14(a)	X
31.2	Certification of Chief Financial Officer pursuant to 17 CFR 240.13a-14(a)	X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350	X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350	X
101
The following financial information from Granite Falls Ethanol, LLC's Annual Report on Form 10-K for the fiscal year ended October 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of October 31, 2012 and October 31, 2011, (ii) Statements of Operations for the fiscal years ended October 31, 2012, 2011, and 2010, (iii) Statement of Changes in Members' Equity; (iv) Statements of Cash Flows for the fiscal years ended October 31, 2012, 2011, and 2010, and (v) the Notes to Financial Statements.**

(+) Confidential Treatment Requested.
 (**) Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRANITE FALLS ENERGY, LLC

Date:	January 29, 2013	/s/ Steve Christensen
Steve Christensen
Chief Executive Officer

Date:	January 29, 2013	/s/ Stacie Schuler
Stacie Schuler
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	January 29, 2013	/s/ Steve Christensen
Steve Christensen, Chief Executive Officer and General Manager
(Principal Executive Officer)

Date:	January 29, 2013	/s/ Stacie Schuler
Stacie Schuler, Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	January 29, 2013	/s/ Paul Enstad
Paul Enstad, Governor and Chairman

Date:	January 29, 2013	/s/ Rodney R. Wilkison
Rodney R. Wilkison, Governor and Vice Chairman

Date:	January 29, 2013	/s/ Dean Buesing
Dean Buesing, Governor

Date:	January 29, 2013	/s/ Julie Oftedahl-Volstad
Julie Oftedahl-Volstad, Governor and Secretary

Date:	January 29, 2013	/s/ Marten Goulet
Marten Goulet, Governor

Date:	January 29, 2013	/s/ Steven Core
Steven Core, Governor

Date:	January 29, 2013	/s/ Myron Peterson
Myron Peterson, Governor

Date:	January 29, 2013	/s/ Shannon Johnson
Shannon Johnson, Governor

Date:	January 29, 2013	/s/ David Thompson
David Thompson, Governor

Date:	January 29, 2013	/s/ Marty Seifert
Marty Seifert, Alternate Governor