Form 10-Q
period 2013-01-31
Granite Falls Energy, LLC
filed 2013-03-18
CIK 1181749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended January 31, 2013

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
☐ Yes     ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of March 18, 2013 there were 30,606 membership units outstanding.

PART I    FINANCIAL INFORMATION

Item 1. Financial Statements

GRANITE FALLS ENERGY, LLC
Condensed Balance Sheets

ASSETS	January 31, 2013	October 31, 2012
	(Unaudited)
Current Assets
Cash	$299,462	$685,828
Restricted cash	654,000	494,000
Accounts receivable	7,679,958	7,356,534
Inventory	13,589,561	12,013,169
Commodity derivative instruments	88,875	—
Prepaid expenses and other current assets	391,477	165,519
Total current assets	22,703,333	20,715,050

Property, Plant and Equipment
Land and improvements	6,552,967	7,095,172
Railroad improvements	7,961,096	4,121,148
Process equipment and tanks	64,678,860	64,678,860
Administration building	279,734	279,734
Office equipment	244,160	154,072
Rolling stock	1,305,395	1,305,395
Construction in progress	401,131	3,831,263
	81,423,343	81,465,644
Less accumulated depreciation	42,225,199	41,047,562
Net property, plant and equipment	39,198,144	40,418,082

Total Assets	$61,901,477	$61,133,132

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC
Condensed Balance Sheets

LIABILITIES AND MEMBERS' EQUITY	January 31, 2013	October 31, 2012
	(Unaudited)
Current Liabilities
Current portion of long-term debt	$115,830	$114,718
Accounts payable	1,913,956	3,527,840
Corn payable to FCE	2,850,098	1,995,997
Commodity derivative instruments	—	45,563
Accrued liabilities	490,910	318,819
Total current liabilities	5,370,794	6,002,937

Long-Term Debt, less current portion	6,453,931	5,274,870

Commitments and Contingencies

Members' Equity, 30,606 units authorized, issued and outstanding	50,076,752	49,855,325

Total Liabilities and Members’ Equity	$61,901,477	$61,133,132

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC
Condensed Statements of Operations

	Three Months Ended	Three Months Ended
	January 31, 2013	January 31, 2012
	(Unaudited)	(Unaudited)

Revenues	$47,117,122	$43,745,776

Cost of Goods Sold	45,886,978	40,008,826

Lower of Cost or Market Adjustment	398,000	49,000

Gross Profit	832,144	3,687,950

Operating Expenses	562,695	663,736

Operating Income	269,449	3,024,214

Other Income (Expense)
Other income, net	1,146	14,545
Interest income	54	11,229
Interest expense	(49,222)	(7,700)
Total other income (expense), net	(48,022)	18,074

Net Income	$221,427	$3,042,288

Weighted Average Units Outstanding - Basic and Diluted	30,606	30,640

Net Income Per Unit - Basic and Diluted	$7.23	$99.29

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC
Condensed Statements of Cash Flows

	Three Months Ended	Three Months Ended
	January 31, 2013	January 31, 2012
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net income	$221,427	$3,042,288
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	1,177,637	1,041,105
Change in fair value of derivative instruments	(275,537)	1,270,569
Lower of cost or market adjustment	398,000	49,000
Changes in assets and liabilities:
Restricted cash	(160,000)	742,000
Commodity derivative instruments	141,099	(787,169)
Accounts receivable	(323,424)	(1,186,088)
Inventory	(1,974,392)	653,741
Prepaid expenses and other current assets	(225,958)	(152,207)
Accounts payable	(759,783)	741,710
Accrued liabilities	172,091	99,877
Net Cash Provided by (Used in) Operating Activities	(1,608,840)	5,514,826

Cash Flows from Investing Activities
Proceeds from sale of land	540,000	—
Payments for capital expenditures	(497,699)	(406,583)
Payments for land acquisition	—	(1,050,800)
Net Cash Provided by (Used in) Investing Activities	42,301	(1,457,383)

Cash Flows from Financing Activities
Proceeds from revolving line of credit and term loan	1,209,551	—
Payments on long-term debt	(29,378)	(18,160)
Member distributions paid	—	(9,196,800)
Net Cash Provided by (Used in) Financing Activities	1,180,173	(9,214,960)

Net Decrease in Cash	(386,366)	(5,157,517)

Cash - Beginning of Period	685,828	13,064,560

Cash - End of Period	$299,462	$7,907,043

Supplemental Cash Flow Information
Cash paid during the period for:
Interest expense	$49,223	$7,699

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC
Notes to UNAUDITED Condensed Financial Statements
January 31, 2013

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed balance sheet as of October 31, 2012 is derived from audited financial statements. The unaudited interim condensed financial statements of Granite Falls Energy, LLC (the “Company”) reflect all adjustments consisting only of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of financial position and results of operations and cash flows. The results for the three month period ended January 31, 2013 are not necessarily indicative of the results that may be expected for a full fiscal year. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) are condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), although the Company believes that the disclosures made are adequate to make the information not misleading. These condensed financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in its annual report for the year ended October 31, 2012 filed on Form 10-K with the SEC.

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
January 31, 2013

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

Additionally, the Company is required to evaluate its contracts to determine whether the contracts are derivatives. Certain contracts that literally meet the definition of a derivative may be exempted as “normal purchases or normal sales”. Normal purchases and normal sales are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business. Contracts that meet the requirements of normal purchases or sales are documented as normal and exempted from accounting and reporting requirements, and therefore, are not marked to market in our condensed financial statements.

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

3. INVENTORY

Inventories consist of the following:

	January 31, 2013	October 31, 2012
	(Unaudited)
Raw materials	$9,080,624	$8,977,820
Spare parts	681,024	682,896
Work in process	1,250,002	1,183,188
Finished goods	2,577,911	1,169,265
Totals	$13,589,561	$12,013,169

GRANITE FALLS ENERGY, LLC
Notes to UNAUDITED Condensed Financial Statements
January 31, 2013

The Company performs a lower of cost or market analysis on inventory to determine if the market values of certain inventories are less than their carrying value, which is attributable primarily to decreases in market prices of corn and ethanol. Based on the lower of cost or market analysis, the Company recorded a lower of cost or market adjustment on ethanol inventories for the three month periods ended January 31, 2013 and 2012 for approximately $400,000 and $50,000, respectively.

4.    DERIVATIVE INSTRUMENTS

As of January 31, 2013, the total notional amount of the Company's outstanding corn derivative instruments was approximately 1,635,000 bushels that were entered into to hedge forecasted corn purchases through May 2013. There may be offsetting positions that are shown on a net basis that could lower the notional amount of positions outstanding as disclosed above.

The following tables provide details regarding the Company's derivative instruments at January 31, 2013, none of which are designated as hedging instruments:

	Balance Sheet location	Assets	Liabilities

Corn contracts	Commodity Derivative instruments	$88,875	$—

Totals		$88,875	$—

In addition, as of January 31, 2013 the Company maintained $654,000 of restricted cash related to margin requirements for the Company's commodity derivative instrument positions.

As of October 31, 2012, the total notional amount of the Company's outstanding corn derivative instruments was approximately 1,235,000 bushels that were entered into to hedge forecasted corn purchases through March 2013. There may be offsetting positions that are shown on a net basis that could lower the notional amount of positions outstanding as disclosed above.

The following tables provide details regarding the Company's derivative instruments at October 31, 2012, none of which are designated as hedging instruments:

	Balance Sheet location	Assets	Liabilities

Corn contracts	Commodity Derivative instruments	$—	$(45,563)

Totals		$—	$(45,563)

In addition, as of October 31, 2012 the Company maintained $494,000 of restricted cash related to margin requirements for the Company's commodity derivative instrument positions.

The following tables provide details regarding the gains and (losses) from Company's derivative instruments in statements of operations, none of which are designated as hedging instruments:

	Statement of Operations location	Three Months Ended January 31,
		2013	2012

Corn contracts	Cost of Goods Sold	$275,537	$(1,270,569)

Total Gain (Loss)		$275,537	$(1,270,569)

GRANITE FALLS ENERGY, LLC
Notes to UNAUDITED Condensed Financial Statements
January 31, 2013

5.    REVOLVING LINE OF CREDIT AND LONG-TERM DEBT

The Company has two credit facilities with a lender. The first is a seasonal revolving operating loan facility in the amount of $6,000,000. The second is a revolving term loan facility in the amount of $8,000,000. However, the amount available for borrowing under this facility reduces by $1,000,000 every six months, beginning September 1, 2013, with final payment due March 1, 2017. The interest rates for both facilities are based on the bank's "One Month LIBOR Index Rate," plus 265 and 290 basis points on the seasonal and revolving term commitments, respectively. Both facilities are available through March 2017. The outstanding balance on the revolving term loan on January 31, 2013 and October 31, 2012 was $6,100,392 and $4,891,952, respectively, and the interest rates were 2.86% and 3.12% as of those dates, respectively. The Company currently has not made any advances on the seasonal revolving operating loan facility.

The credit facilities require the Company to comply with certain financial covenants. As of January 31, 2013 and October 31, 2012, the Company was in compliance with these financial covenants and expects to be in compliance throughout fiscal 2013.

The credit facilities are secured by substantially all assets of the Company. There are no savings account balance collateral requirements as part of this new credit facility.

At January 31, 2013, the Company also had letters of credit totaling $337,928 with the bank as part of a credit requirement of Northern Natural Gas. These letters of credit reduce the amount available under the seasonal revolving operating loan to approximately $5,662,000.

Long-term debt consists of the following:

	January 31, 2013	October 31, 2012
Capital One Equipment Leasing/Finance:
Shuttlewagon Railcar Mover (5 year term at 3.875%)	$469,369	$497,636
Revolving Term Loan	6,100,392	4,891,952
Less: Current Maturities	(115,830)	(114,718)

Total Long-Term Debt	$6,453,931	$5,274,870

The estimated maturities of long-term debt at January 31, 2013 are as follows:

February 1, 2013 to January 31, 2014	$115,830
February 1, 2014 to January 31, 2015	1,220,781
February 1, 2015 to January 31, 2016	2,125,126
February 1, 2016 to January 31, 2017	2,108,024
February 1, 2017 to January 31, 2018	1,000,000
Total debt	$6,569,761

6. LEASES

The Company has a lease agreement with Trinity Industries Leasing Company (“Trinity”) for 75 hopper cars to assist with the transport of distiller's grains by rail through April 2018. The Company will pay Trinity $620 per month plus $0.03 per mile traveled in excess of 36,000 miles per year. Rent expense for these leases was approximately $139,000 and $135,000 for the three month periods ended January 31, 2013 and 2012, respectively.

The Company has lease agreements with three leasing companies for 177 rail car leases for the transportation of the Company's ethanol with various maturity dates through October 2017. The rail car lease payments are due monthly in the aggregate amount of approximately $107,000. Rent expense for these leases was approximately $345,000 and $319,000 for the three month periods ended January 31, 2013 and 2012, respectively.

GRANITE FALLS ENERGY, LLC
Notes to UNAUDITED Condensed Financial Statements
January 31, 2013

7. MEMBERS' EQUITY

The Company has one class of membership units.   The units have no par value and have identical rights, obligations and privileges.  Income and losses are allocated to all members based upon their respective percentage of units held. As of January 31, 2013 and October 31, 2012, the Company had 30,606 membership units issued and outstanding.

8. FAIR VALUE

The following table provides information on those derivative assets measured at fair value on a recurring basis at January 31, 2013:

	Carrying Amount in Balance Sheet January 31, 2013	Fair Value January 31, 2013	Fair Value Measurement Using
			Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial Assets:
Commodity derivative instruments	$88,875	$88,875	$88,875	$—	$—

The following table provides information on those derivative liabilities measured at fair value on a recurring basis at October 31, 2012:

	Carrying Amount in Balance Sheet October 31, 2012	Fair Value October 31, 2012	Fair Value Measurement Using
			Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial Liabilities:
Commodity derivative instruments	$(45,563)	$(45,563)	$(45,563)	$—	$—

The Company determines the fair value of commodity derivative instruments by obtaining fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes and live trading levels from the Chicago Board of Trade market and New York Mercantile Exchange.

9. COMMITMENTS AND CONTINGENCIES

Corn Storage and Grain Handling Agreement and Purchase Commitments

The Company has a corn storage and grain handling agreement with Farmers Cooperative Elevator Company (FCE), a member. Under the current agreement, the Company agrees to purchase all of the corn needed for the operation of the plant from FCE. The price of the corn purchased will be the bid price the member establishes for the plant plus a set fee per bushel. At January 31, 2013, the Company had basis contracts for forward corn purchase commitments with FCE for 1,000,000 bushels for delivery in February 2013. At January 31, 2013, the Company also had 885,000 bushels of stored corn totaling approximately $6,511,000 with FCE that is included in inventory.

Ethanol Contracts

At January 31, 2013, the Company had forward contracts to sell approximately $9,494,000 of ethanol for delivery in February 2013 which approximates 90% of its anticipated ethanol sales during that period.

GRANITE FALLS ENERGY, LLC
Notes to UNAUDITED Condensed Financial Statements
January 31, 2013

Distillers Grains Contracts

At January 31, 2013, the Company had forward contracts to sell approximately $2,040,000 of distillers grains for delivery in February and March 2013 which approximates 30% of its anticipated distillers grain sales during that period.

Natural Gas Contracts

At January 31, 2013, the Company had forward contracts to purchase $90,000 of natural gas at prices with delivery periods from February through March 2013 which approximates 8% of its anticipated natural gas purchases during that period.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three month period ended January 31, 2013, compared to the same period of the prior fiscal year. This discussion should be read in conjunction with the condensed financial statements and notes and the information contained in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2012.

Disclosure Regarding Forward-Looking Statements

This report contains historical information, as well as forward-looking statements. These forward-looking statements include any statements that involve known and unknown risks and relate to future events and our expectations regarding future performance or conditions. Words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “intend,” “could,” “hope,” “predict,” “target,” “potential,” or “continue” or the negative of these terms or other similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. These forward-looking statements, and others we make from time to time, are subject to a number of risks and uncertainties. Many factors could cause actual results to differ materially from those projected in forward-looking statements. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include, but are not limited to:

•	Changes in the availability and price of corn and natural gas;

•	Demand for corn exceeding supply; and corresponding corn price increases;

•	Changes in our business strategy, capital improvements or development plans;

•	Our ability to profitably operate the ethanol plant and maintain a positive spread between the selling price of our products and our raw materials costs;

•	Results of our hedging transactions and other risk management strategies;

•	Decreases in the market prices of ethanol and distillers grains;

•	Ethanol supply exceeding demand; and corresponding ethanol price reductions;

•	Changes in the environmental regulations that apply to our plant operations and changes in our ability to comply with such regulations;

•	Changes in plant production capacity or technical difficulties in operating the plant;

•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;

•	Lack of transport, storage and blending infrastructure preventing ethanol from reaching high demand markets;

•	Changes in federal and/or state laws;

•	Changes and advances in ethanol production technology;

•	Effects of mergers, consolidations or contractions in the ethanol industry;

•	Competition from alternative fuel additives;

•	The development of infrastructure related to the sale and distribution of ethanol;

•	Our inelastic demand for corn, as it is the only available feedstock for our plant;

•	Our ability to retain key employees and maintain labor relations;

•	Changes to our current water intake system, or our ability to cost-effectively construct a modified water intake system;

•	The imposition of tariffs or other duties on ethanol imported into Europe; and

•	Volatile commodity and financial markets.
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

Results of Operations for the Three Months Ended January 31, 2013 and 2012

The following table shows the results of our operations and the approximate percentage of revenues, costs of goods sold, operating expenses and other items to total revenues in our unaudited statements of operations for the three months ended January 31, 2013 and 2012:

	2013		2012
Income Statement Data	Amount	%	Amount	%
Revenue	$47,117,122	100.0%	$43,745,776	100.0%
Cost of Goods Sold	45,886,978	97.4%	40,008,826	91.5%
Lower of Cost or Market Adjustment	398,000	0.8%	49,000	0.1%
Gross Profit	832,144	1.8%	3,687,950	8.4%
Operating Expenses	562,695	1.2%	663,736	1.5%
Operating Income	269,449	0.6%	3,024,214	6.9%
Other Income (Expense), net	(48,022)	(0.1)%	18,074	0.1%
Net Income	$221,427	0.5%	$3,042,288	7.0%

Revenues

Our revenues from operations come from three primary sources: sales of fuel ethanol, sales of distillers grains and sales of corn oil.

The following table shows the sources of our revenue for the three months ended January 31, 2013:

Revenue Sources	Amount	Percentage of Total Revenues

Ethanol sales	$35,286,120	74.9%
Distillers grains sales	10,704,680	22.7%
Corn oil sales	1,126,322	2.4%
Total Revenues	$47,117,122	100.0%

The following table shows the sources of our revenue for the three months ended January 31, 2012:

Revenue Sources	Amount	Percentage of Total Revenues

Ethanol sales	$36,197,510	82.8%
Distillers grains sales	6,702,618	15.3%
Corn oil sales	845,648	1.9%
Total Revenues	$43,745,776	100.0%

In the three month period ended January 31, 2013, ethanol sales comprised 74.9% of our revenues and distillers grains sales comprised 22.7% percent of our revenues, while corn oil sales comprised 2.4% of our revenues. For the three month period ended January 31, 2012, ethanol sales comprised 82.8% of our revenue, distillers grains sales comprised 15.3% of our revenue, while corn oil sales comprised 1.9% of our revenues.

The average ethanol sales price we received for the three month period ended January 31, 2013 was approximately 5.8% lower than our average ethanol sales price for the comparable 2012 period. Management attributes the decrease in our average ethanol sales price to sustained market oversupply resulting from anticipation of the expiration of the Federal Volumetric Ethanol Excise Tax Credit (“VEETC”) on December 31, 2011. In an effort to capture as much of the VEETC as possible, blenders maximized the amount of ethanol they could blend at the end of calendar 2011, which included two months of our fiscal quarter ended January 31, 2012. As a result of that timing, demand slowed during the beginning of calendar 2012, resulting in increased ethanol inventories, which have pressured ethanol prices downward. Downward pressure on ethanol prices, combined with increased corn prices, have caused some ethanol plants to suspend production. Although these suspensions will reduce the total quantity of ethanol produced domestically, management does not anticipate that this reduction in supply will materially impact ethanol prices moving forward. Management anticipates that the price of ethanol will continue to be volatile during our 2013 fiscal year. Our volume of ethanol sold during the three month period ended January 31, 2013 was approximately 3.4% higher than the volume sold for the comparable 2012 period.

Distillers grains represent a larger portion of our revenues during the three months ended January 31, 2013 compared to the same period of 2012 as a result of higher prices and greater quantities of distillers grains produced and sold during our first fiscal quarter of 2013 compared to the same period of 2012. The price we received for our dried distillers grains in the three month period ended January 31, 2013 was approximately 36.4% higher than the price we received during the three months ended January 31, 2012. Management believes these higher distillers grains prices are a result of the high price of other feed products available to livestock producers. We anticipate that the market price of our dried distillers grains will continue to be volatile as a result of changes in the price of corn and competing animal feed substitutes such as soybean meal. Volatility in distillers grains supplies related to changes in ethanol production is another factor that may impact the sales price of our distillers grains. Additionally, our quantity of distillers grains sold increased approximately 17.1% in the three month period ended January 31, 2013 compared to the three months ended January 31, 2012. This increase in quantity sold was largely a result of increased production during the three months ended January 31, 2013 as compared to the three months ended January 31, 2012. The price and quantity increases, combined with the decrease in ethanol prices discussed above, resulted in distillers grains sales comprising a larger percentage of our total revenues during the three months ended January 31, 2013 relative to the same period during the prior year.

Corn oil represented a greater portion of our revenues during the three months ended January 31, 2013 than it did for the same period of 2012. Corn oil sales accounted for approximately 2.4% of our revenues during our quarter ended January 31, 2013 compared to 1.9% for our quarter ended January 31, 2012. The price we received for our corn oil decreased by approximately 11.1% during the three months ended January 31, 2013 compared to the same period of 2012. However, offsetting this price decrease, our total volume of corn oil sold increased by 49.8% as a result higher production rates at our facility and increased extraction efficiencies. Management attributes the decrease in corn oil prices to additional corn oil entering the market. However, increased use of corn oil by biodiesel producers and animal feeders have continued to support demand.

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

Cost of Sales

Our costs of goods sold as a percentage of revenues were 97.4% for the three month period ended January 31, 2013 compared to 91.5% for the same period of 2012. During the three months ended January 31, 2013 we also recorded a lower of cost or market adjustment of $398,000, or approximately 0.8% of our revenues, for ethanol inventories. Our two largest costs of production are corn (88.0% of cost of goods sold for our three months ended January 31, 2013) and natural gas (4.0% of cost of goods sold for our three months ended January 31, 2013). Our total cost of goods sold increased to $45,886,978 for the three months ended January 31, 2013 from $40,008,826 in the three months ended January 31, 2012. The volume of corn we processed was up 9.3% for the three months ended January 31, 2013 as compared to the same period for our 2012 fiscal year. Additionally, our per bushel corn costs increased by approximately 12.0% for the three months ended January 31, 2013 as compared to the same period for our 2012 fiscal year. Widespread drought in several corn producing states, combined with continued corn demand from other sectors, has resulted in increasing corn prices. Management anticipates that corn prices will remain high for the duration of our 2013 fiscal year. The USDA's World Agricultural Supply and Demand Estimates published on February 8, 2013 projects domestic corn production of 10.78 billion bushels for the 2013 growing season, which would be the lowest production since the 2006 growing season. Although the 2012 drought did not impact corn production in Minnesota to the same extent as other corn producing states, as a local consumer of corn we must nevertheless be cost competitive when sourcing corn in order to procure sufficient quantities for ethanol production. Management expects continued upward pressure on corn prices and tightened corn supplies moving forward.

For the three month period ended January 31, 2013, we experienced a decrease of approximately 1.9% in our overall natural gas costs compared to the same period of 2012. Natural gas prices have remained low compared to historic average and our natural gas costs have decreased, even though our natural gas consumption has risen as a result of our increased ethanol production during the quarter ended January 31, 2013 as compared to the same period in 2012. We expect the market price for natural gas to remain steady in the near term as we continue to enjoy an abundant supply of domestic natural gas, due in part to the continued commissioning of new, highly productive natural gas wells.

We occasionally engage in hedging activities with respect to corn. We recognize the gains or losses that result from the changes in the value of our derivative instruments in cost of goods sold as the changes occur. As corn prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance. We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.

We experienced an approximate $276,000 combined realized and unrealized gain for the three month period ended January 31, 2013 related to our corn derivative instruments, which decreased our cost of goods sold. By comparison, we experienced an approximate $1,271,000 combined realized and unrealized loss for the three months ended January 31, 2012 related to our corn derivative instruments, which increased our cost of goods sold. We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn in cost of goods sold as the changes occur.  As corn prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance.

Operating Expense

Our operating expenses as a percentage of revenues decreased to 1.2% for the three month period ended January 31, 2013 from 1.5% for the same period ended January 31, 2012. The decrease in our operating expenses for the three months ended January 31, 2013 as compared to the same period for our 2012 fiscal year is due primarily to a decrease in personnel expenses following the accrual of our former Chief Executive Officer's bonus and vacation during the three months ended January 31, 2012 in connection with his departure from the Company, as well as a decrease in professional service expense in the quarter ended January 31, 2013 compared to the quarter ended January 31, 2012, when we conducted studies related to our rail infrastructure and water intake. We continue to focus on increasing our operating efficiency and we strive to lower our operating expenses.

Operating Income

Our income from operations for the three months ended January 31, 2013 was approximately $269,000 compared to income of approximately $3,024,000 for the three months ended January 31, 2012. This decrease in our operating income is primarily due to decreased ethanol sales prices and increased corn prices.

Other Income (Expense), Net

Our other income (expense), net for the three months ended January 31, 2013 was an expense of approximately $48,000, compared to income of approximately $18,000 for the three months ended January 31, 2012. This change is primarily a result of less interest income resulting from having less cash on hand during the quarter ended January 31, 2013 as compared to the same period the prior year, as well as increased interest expense during the quarter ended January 31, 2013 as compared to the same period the prior year, attributable to borrowings on our United FCS credit facilities.

Changes in Financial Condition for the Three Months Ended January 31, 2013

The following table highlights our financial condition at January 31, 2013 and October 31, 2012:

	January 31, 2013	October 31, 2012
Current Assets	$22,703,333	$20,715,050
Current Liabilities	$5,370,794	$6,002,937
Long-Term Debt	$6,453,931	$5,274,870
Members' Equity	$50,076,752	$49,855,325

Total assets were approximately $61,901,000 at January 31, 2013 compared to approximately $61,133,000 at October 31, 2012. Included in our total assets is an approximate $542,000 decrease in land and improvements resulting from our sale of land and a net increase of approximately $410,000 in rail improvements and construction in progress. The additions in property, plant and equipment were offset with additional depreciation of approximately $1,178,000.

Current assets totaled approximately $22,703,000 at January 31, 2013, which is more than our current assets as of October 31, 2012, which totaled approximately $20,715,000. The increase is primarily due to an increase in inventory, offset slightly by a decrease in cash.

Total current liabilities decreased and totaled approximately $5,371,000 at January 31, 2013 and approximately $6,003,000 at October 31, 2012. This decrease was mainly due to a decrease in our accounts payable, slightly offset by an increase in our corn payable to FCE. Long-term debt increased from approximately $5,275,000 at October 31, 2012 to approximately $6,454,000 at January 31, 2013 as we drew additional funds on our long-term revolving credit facility during the three months ended January 31, 2013.

Plant Operations

We are currently producing fuel-grade ethanol, distillers grains and crude corn oil for sale. Our plant has an approximate annual production capacity of 60 million gallons of denatured ethanol. We have obtained an amendment to our environmental permits allowing us to produce up to 70 million gallons of undenatured ethanol on a twelve month rolling sum basis. We intend to continue working to increase production to take advantage of the additional capacity our permits allow us to produce.  Any plant bottlenecks are assessed and a cost benefit analysis is performed prior to further capital investment.

We have completed several de-bottlenecking projects and we are in the process of completing our remaining projects. Each of these projects help our facility to be more efficient, productive and improve the environmental aspects of our process. For the three month period ended January 31, 2013 we have incurred approximately $328,000 in costs associated with our equipment construction projects. Since starting our de-bottlenecking projects we have incurred approximately $5,463,000 associated with the cost of these equipment improvements.

We expect to have sufficient cash generated by continuing operations and current lines of credit to cover our usual operating costs, which consist primarily of our corn supply, our natural gas supply, de-bottlenecking projects, staffing expense, office expense, audit and legal compliance, working capital costs and debt service obligations.

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

The following chart shows the average cash price per gallon of ethanol in Minnesota from January 2011 through March 1, 2013, as compiled by the USDA Agricultural Marketing Service.

According to the Renewable Fuels Association (“RFA”), as of February 25, 2013, there were 211 ethanol plants nationwide with the capacity to produce approximately 14.7 billion gallons of ethanol annually. The RFA estimates that plants with an annual production capacity of approximately 12.9 billion gallons are currently operating and that approximately 12.2% of the nameplate production capacity is not currently operational. Management believes the production capacity of the ethanol industry is greater than ethanol demand which may continue to depress ethanol prices.

Currently, ethanol is primarily blended with conventional gasoline for use in standard (non-flex fuel) vehicles to create a blend which is 10% ethanol and 90% conventional gasoline. Estimates indicate that approximately 135 billion gallons of gasoline are sold in the United States each year. However, gasoline demand may be shrinking in the United States as a result of the global economic slowdown and improved fuel efficiency. Assuming that all gasoline in the United States is blended at a rate of 10% ethanol and 90% gasoline, the maximum demand for ethanol is 13.5 billion gallons. This is commonly referred to as the “blend wall”, which represents a limit where more ethanol cannot be blended into the national gasoline pool. This is a theoretical limit since it is believed it would not be possible to blend ethanol into every gallon of gasoline that is used in the United States and it discounts higher percentage blends of ethanol such as E15 and E85 used in flex fuel vehicles. As discussed under "Results of Operations for the Three Months Ended January 31, 2013 and 2012 - Revenues," in April 2012, the U.S. Environmental Protection Agency ("EPA") approved the first applications for registering ethanol for use in making E15. As E15 is brought to market and gains market acceptance, management believes that demand for ethanol will increase. However, we do not expect the EPA's acceptance of applications for registering ethanol for use in making E15 to impact ethanol demand or pricing in the near term.

According to industry sources, United States ethanol industry exports decreased approximately 38% in 2012 as compared to 2011. Although the Company, through its ethanol marketer, has in the past exported a portion of its ethanol production to foreign markets, such exports have slowed in recent months. Additionally, the European Union recently imposed a five-year tariff of approximately $83 per metric ton on imported U.S. ethanol. This tariff may further slow overall demand for U.S. ethanol. The exportation of domestic ethanol had helped to mitigate the effects of the blend wall and had thereby helped to maintain ethanol price levels. Whether export markets will make economic sense for us in the future will depend on domestic ethanol blend rates as well as global supply and demand for our product.

The federal Renewable Fuels Standard, known as RFS2, requires the use of a specified amount of renewable fuels in the United States. In 2013, RFS2 requires approximately 16.55 billion gallons, of which corn based ethanol can be used to satisfy approximately 13.8 billion gallons. This is an increase from 2012 levels, which required approximately 15.2 billion gallons, of which corn based ethanol could be used to satisfy approximately 13.2 billion gallons. However, any modification or waiver of RFS2 may negatively impact demand for our product.

The removal of a dam on the Minnesota River located downstream from our water intake structure has resulted in the water level lowering below our current intake structure. We have opted to upgrade our intake structure, finding that option preferable to acquiring ownership of the dam prior to its removal. We are working on plans for this upgrade and expect to complete the necessary modifications during the second quarter of our 2013 fiscal year. We currently estimate that this project will cost a total of $1,000,000 and anticipate using a combination of cash flows from fiscal 2013 operations and the Company's debt facilities to fund the entire upgrade. However, the actual cost may be different than our current estimate.

Trends and Uncertainties Impacting the Corn and Natural Gas Markets and Our Future Cost of Goods Sold

Our costs of our goods sold consist primarily of costs relating to the corn and natural gas supplies necessary to produce ethanol and distillers grains for sale. We grind approximately 1,800,000 bushels of corn each month. For the quarter ended January 31, 2013, our average cost of corn per bushel, net of hedging activity, was approximately $0.76 greater an our cost of corn for the same period ended January 31, 2012.

Corn prices remain above historical averages. During spring 2012, projected increases in domestic corn production led many to anticipate the possibility of lower corn prices following the 2012 harvest. However, a widespread drought in several corn producing states, combined with continued corn demand from other sectors, resulted in increasing corn prices. The drought contributed to lower domestic production during the 2012 growing season. We anticipate that corn prices will remain high through at least the 2013 harvest, as that is the earliest possible time that corn producers may be able to generate significant additional domestic production. If a period of high corn prices were to be sustained for some time, such pricing may reduce our ability to generate income because of the higher cost of operating our plant

Natural gas is also an important input commodity to our manufacturing process. Our natural gas usage is approximately 120,000 million British thermal units (mmBTU) per month. We continue to work to find ways to limit our natural gas price risk through efficient usage practices, research of new technologies, and pricing and hedging strategies. We use a marketing firm and an energy consultant for our natural gas procurement and will work with them on an ongoing basis to mitigate our exposure to volatile gas prices.

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

Commodity Price Risk Protection

We occasionally seek to minimize the risks from fluctuations in the prices of corn, ethanol, denaturant and natural gas through the use of derivative instruments. In practice, as markets move, we actively manage our risk and adjust hedging strategies as appropriate. We do not use hedge accounting which would match the gain or loss on our hedge positions to the specific commodity contracts being hedged. Instead, we are using fair value accounting for our hedge positions, which means that as the current market price of our hedge positions changes, the gains and losses are immediately recognized in our revenue or cost of goods sold depending on the commodity that is hedged. The immediate recognition of hedging gains and losses under fair value accounting can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.

As of January 31, 2013, we recorded a net asset for our derivative instruments in the amount of $88,875. As of October 31, 2012, we recorded a net liability for our derivative instruments in the amount of $45,563. There are several variables that could affect the extent to which our derivative instruments are impacted by fluctuations in the price of corn, ethanol, denaturant or natural gas. However, it is likely that commodity cash prices will have the greatest impact on the derivative instruments with delivery dates nearest the current cash price. As we move forward, additional protection may be necessary. As the prices of these hedged commodities move in reaction to market trends and information, our statement of operations will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for Granite Falls Energy.

At January 31, 2013, we had approximately 1,000,000 bushels of fixed basis contracts for forward corn purchase commitments.

As of January 31, 2013, we had price protection in place for approximately 8% of our natural gas needs through March 2013. As we move forward, we may determine that additional price protection for natural gas purchases is necessary to reduce our susceptibility to price increases. However, we may not be able to secure natural gas for prices less than current market price and we may not recover high costs of production resulting from the possible increase in natural gas prices, which may raise our costs of production and reduce our net income.

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

Liquidity and Capital Resources

The following table shows our cash flows for the three months ended January 31, 2013 and 2012:

	2013	2012
Net cash provided by (used in) operating activities	$(1,608,840)	$5,514,826
Net cash provided by (used in) investing activities	42,301	(1,457,383)
Net cash provided by (used in) financing activities	1,180,173	(9,214,960)

Operating Cash Flows. Cash used in operating activities was approximately $1,609,000 for the three months ended January 31, 2013, as compared to cash provided by operations of approximately $5,515,000 for the three months ended January 31, 2012. Currently, our capital needs are being adequately met through cash flows from our operating activities and our currently available credit facilities.

Investing Cash Flows. Cash provided by investing activities was approximately $42,000 for the three months ended January 31, 2013, compared to cash used in investing activities of approximately $1,457,000 for the three months ended January 31, 2012. During the three months ended January 31, 2013 we made payments totaling approximately $498,000 for capital expenditures, compared to payments of approximately $407,000 for the three months ended January 31, 2012. Additionally, during the three months ended January 31, 2013 we received proceeds from the sale of land of approximately $540,000, as compared to the three months ended January 31, 2012, when we made payments totaling approximately $1,051,000 for land acquisitions.

Financing Cash Flows. Cash provided by financing activities was approximately $1,180,000 for the three months ended January 31, 2013, primarily as a result of proceeds from our credit facilities, compared to cash used in financing activities of approximately $9,215,000 for the three months ended January 31, 2012, most of which was used to pay a distribution to our members.

Indebtedness

The Company formerly had a loan agreement with Minnwest Bank M.V. of Marshall, MN (the “Bank”). Under the loan agreement, the Company had a revolving line of credit with a maximum of $6,000,000 available which was secured by a first mortgage on substantially all of our assets. The interest rate on the revolving line of credit was at 0.25 percentage points above the prime rate as reported by the Wall Street Journal, with a minimum rate of 4.0%. In August 2012, the Company terminated this revolving line of credit and entered into two new credit facilities, one short-term and one long-term, with United FCS. CoBank serves as administrative agent for United FCS for these credit facilities.

Short-Term Debt Sources

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

The Company also has letters of credit totaling $337,928 as part of a credit requirement of Northern Natural Gas. In August 2012, these letters of credit were transferred to United FCS as part of the new credit facilities. These letters of credit reduce the amount available under our line of credit to approximately $5,662,000.

Long-Term Debt Sources

The Company's long-term credit facility with United FCS is a revolving term loan. Under this facility we may borrow, repay, and reborrow up to $8,000,000. However, the amount available for borrowing under this facility reduces by $1,000,000 every six months, beginning September 1, 2013, with final payment due March 1, 2017. Amounts borrowed under the revolving term loan bear interest at one of three interest rate options selected by us, (i) at a variable weekly rate equal to 2.90% above the rate quoted by the British Bankers Association for the offering of one-month U.S. Dollar deposits, (ii) at a fixed rate to be quoted by CoBank, or (iii) at a fixed rate for up to 12 months equal to LIBOR plus 2.90%. Interest on amounts borrowed is payable monthly in arrears. We have used this credit facility to fund our rail infrastructure improvement project and working capital. As of January 31, 2013, the outstanding balance on our revolving term loan was $6,100,392 and the interest rate as of that date was 2.86%.

The Company's credit facilities with United FCS require the Company to comply with certain financial covenants. As of January 31, 2013, we were in compliance with our financial covenants and expect to remain in compliance throughout our 2013 fiscal year.

Our credit facilities with United FCS are secured by substantially all our assets. There are no savings account balance collateral requirements as part of our credit facilities.

In December 2011, the Company purchased a Shuttlewagon Railcar Mover for use at its facility. The Company financed the entire purchase price through Capital One Equipment Leasing and Finance. As of January 31, 2013, the loan balance was approximately $469,000, of which approximately $354,000 is classified as long-term debt. The note is on a five-year term at a fixed annual interest rate of 3.875%.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from our credit facilities with United FCS, PCA. Specifically, we have $6,100,392 outstanding in variable rate debt as of January 31, 2013. The specifics of these credit facilities are discussed in greater detail in “Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Indebtedness.”

Below is a sensitivity analysis we prepared regarding our income exposure to changes in interest rates. The sensitivity analysis below shows the anticipated effect on our income from a 10% adverse change in interest rates for a one-year period.

Outstanding Variable Rate Debt at January 31, 2013	Interest Rate at January 31, 2013	Interest Rate Following 10% Adverse Change	Annual Adverse Change to Income
$6,100,392	2.86%	3.15%	$17,691

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

A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the fair value of our corn and natural gas prices and average ethanol price as of January 31, 2013, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from January 31, 2013. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of January 31, 2013	Approximate Adverse Change to Income
Natural Gas	1,540,000	MMBTU	10%	$523,600
Ethanol	60,000,000	Gallons	10%	$14,400,000
Corn	19,900,000	Bushels	10%	$14,726,000

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

Our management, including our Chief Executive Officer and General Manager (the principal executive officer), Steve Christensen, along with our Chief Financial Officer (the principal financial officer), Stacie Schuler, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2013. Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Our management, including our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred during the quarter ended January 31, 2013 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time in the ordinary course of business, Granite Falls Energy, LLC may be named as a defendant in legal proceedings related to various issues, including workers' compensation claims, tort claims, or contractual disputes. We are not currently involved in any material legal proceedings.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A of our Form 10-K for the fiscal year ended October 31, 2012. Additional risks and uncertainties, including risks and uncertainties not presently known to us, or that we currently deem immaterial, could also have an adverse effect on our business, financial condition and/or results of operations.

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
101
The following financial information from Granite Falls Ethanol, LLC's Quarterly Report on Form 10-Q for the quarter ended January 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of January 31, 2013 and October 31, 2012, (ii) Condensed Statements of Operations for the three months ended January 31, 2013 and 2012, (iii) Statements of Cash Flows for the three months ended January 31, 2013 and 2012, and (iv) the Notes to Condensed Financial Statements.**

* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANITE FALLS ENERGY, LLC

Date:	March 18, 2013	/s/ Steve Christensen
Steve Christensen
Chief Executive Officer

Date:	March 18, 2013	/s/ Stacie Schuler
Stacie Schuler
Chief Financial Officer