Form 10-Q
period 2013-04-30
Granite Falls Energy, LLC
filed 2013-06-14
CIK 1181749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended April 30, 2013

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
☐ Yes     ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of June 14, 2013 there were 30,606 membership units outstanding.

PART I    FINANCIAL INFORMATION

Item 1. Financial Statements

GRANITE FALLS ENERGY, LLC
Condensed Balance Sheets

ASSETS	April 30, 2013	October 31, 2012
	(Unaudited)
Current Assets
Cash	$1,386,003	$685,828
Restricted cash	474,000	494,000
Accounts receivable	6,152,560	7,356,534
Inventory	12,790,395	12,013,169
Prepaid expenses and other current assets	262,314	165,519
Total current assets	21,065,272	20,715,050

Property, Plant and Equipment
Land and improvements	6,552,967	7,095,172
Railroad improvements	7,961,096	4,121,148
Process equipment and tanks	64,678,860	64,678,860
Administration building	279,734	279,734
Office equipment	244,160	154,072
Rolling stock	1,305,395	1,305,395
Construction in progress	1,636,310	3,831,263
	82,658,522	81,465,644
Less accumulated depreciation	43,365,199	41,047,562
Net property, plant and equipment	39,293,323	40,418,082

Total Assets	$60,358,595	$61,133,132

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC
Condensed Balance Sheets

LIABILITIES AND MEMBERS' EQUITY	April 30, 2013	October 31, 2012
	(Unaudited)
Current Liabilities
Current portion of long-term debt	$116,953	$114,718
Accounts payable	1,432,609	3,527,840
Corn payable to FCE	4,496,144	1,995,997
Commodity derivative instruments	47,813	45,563
Accrued liabilities	602,592	318,819
Total current liabilities	6,696,111	6,002,937

Long-Term Debt, less current portion	553,789	5,274,870

Commitments and Contingencies

Members' Equity, 30,606 units authorized, issued and outstanding	53,108,695	49,855,325

Total Liabilities and Members’ Equity	$60,358,595	$61,133,132

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC
Condensed Statements of Operations

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	April 30, 2013	April 30, 2012	April 30, 2013	April 30, 2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$48,020,602	$39,025,122	$95,137,724	$82,770,898

Cost of Goods Sold	44,390,630	38,367,706	90,675,608	78,425,531

Gross Profit	3,629,972	657,416	4,462,116	4,345,367

Operating Expenses	582,965	590,481	1,145,660	1,254,217

Operating Income	3,047,007	66,935	3,316,456	3,091,150

Other Income (Expense)
Other income, net	23,078	51,004	24,225	65,548
Interest income	41	4,052	95	15,281
Interest expense	(38,183)	(5,525)	(87,406)	(13,225)
Total other income (expense), net	(15,064)	49,531	(63,086)	67,604

Net Income	$3,031,943	$116,466	$3,253,370	$3,158,754

Weighted Average Units Outstanding - Basic and Diluted	30,606	30,606	30,606	30,623

Net Income Per Unit - Basic and Diluted	$99.06	$3.81	$106.30	$103.15

Distributions Per Unit - Basic and Diluted	$—	$—	$—	$300.00

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC
Condensed Statements of Cash Flows

	Six Months Ended	Six Months Ended
	April 30, 2013	April 30, 2012
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net income	$3,253,370	$3,158,754
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	2,317,637	2,100,078
Change in fair value of derivative instruments	(26,582)	1,301,250
Changes in assets and liabilities:
Restricted cash	20,000	903,000
Derivative Instruments	28,832	(897,200)
Accounts receivable	1,203,974	(462,167)
Inventory	(777,226)	3,567,709
Prepaid expenses and other current assets	(96,795)	(77,308)
Accounts payable	404,916	37,793
Accrued liabilities	283,773	(103,164)
Net Cash Provided by Operating Activities	6,611,899	9,528,745

Cash Flows from Investing Activities
Proceeds from sale of land	540,000	—
Payments for capital expenditures	(1,732,878)	(8,174)
Payments for land acquisition	—	(3,990,270)
Net Cash Used in Investing Activities	(1,192,878)	(3,998,444)

Cash Flows from Financing Activities
Payments on long-term debt, net	(4,718,846)	(45,619)
Member distributions paid	—	(9,196,800)
Net Cash Used in Financing Activities	(4,718,846)	(9,242,419)

Net Increase (Decrease) in Cash	700,175	(3,712,118)

Cash - Beginning of Period	685,828	13,064,560

Cash - End of Period	$1,386,003	$9,352,442

Supplemental Cash Flow Information
Cash paid during the period for:
Interest expense	$87,406	$13,225

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Transfer of construction in process to fixed assets	$2,194,953	$366,979
Capital expenditures financed with long-term debt	$—	$598,974

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC
Notes to UNAUDITED Condensed Financial Statements
April 30, 2013

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed balance sheet as of October 31, 2012 is derived from audited financial statements. The unaudited interim condensed financial statements of Granite Falls Energy, LLC (the “Company”) reflect all adjustments consisting only of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of financial position and results of operations and cash flows. The results for the three and six month periods ended April 30, 2013 are not necessarily indicative of the results that may be expected for a full fiscal year. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) are condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), although the Company believes that the disclosures made are adequate to make the information not misleading. These condensed financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in its annual report for the year ended October 31, 2012 filed on Form 10-K with the SEC.

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
April 30, 2013

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

2. RISKS AND UNCERTAINTIES

The Company has certain risks and uncertainties that it experiences during volatile market conditions. These volatilities can have a severe impact on operations.  The Company's revenues are derived from the sale and distribution of ethanol, distillers grains, and corn oil to customers primarily located in the United States. Corn for the production process is supplied to our plant primarily from local agricultural producers and from purchases on the open market. Ethanol sales typically average 75-85% of total revenues and corn costs typically average 75-85% of cost of goods sold.

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

3. INVENTORY

Inventories consist of the following:

	April 30, 2013	October 31, 2012
	(Unaudited)
Raw materials	$8,817,361	$8,977,820
Spare parts	671,881	682,896
Work in process	1,174,317	1,183,188
Finished goods	2,126,836	1,169,265
Totals	$12,790,395	$12,013,169

GRANITE FALLS ENERGY, LLC
Notes to UNAUDITED Condensed Financial Statements
April 30, 2013

The Company performs a lower of cost or market analysis on inventory to determine if the market values of certain inventories are less than their carrying value, which is attributable primarily to decreases in market prices of corn and ethanol. Based on the lower of cost or market analysis, the Company did not record a lower of cost or market adjustment on certain inventories for the three or six month periods ended April 30, 2013 and 2012.

4. DERIVATIVE INSTRUMENTS

As of April 30, 2013, the total notional amount of the Company's outstanding corn derivative instruments was approximately 1,185,000 bushels that were entered into to hedge forecasted corn purchases through July 2013. There may be offsetting positions that are shown on a net basis that could lower the notional amount of positions outstanding as disclosed above.

The following tables provide details regarding the Company's derivative instruments at April 30, 2013, none of which are designated as hedging instruments:

	Balance Sheet location	Assets	Liabilities

Corn contracts	Commodity Derivative instruments	$—	$(47,813)

Totals		$—	$(47,813)

In addition, as of April 30, 2013 the Company maintained $474,000 of restricted cash related to margin requirements for the Company's commodity derivative instrument positions.

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

The following tables provide details regarding the gains and (losses) from Company's derivative instruments in statements of operations, none of which are designated as hedging instruments:

	Statement of Operations location	Three Months Ended April 30,
		2013	2012

Corn contracts	Cost of Goods Sold	$(248,955)	$(30,682)

Total Gain (Loss)		$(248,955)	$(30,682)

GRANITE FALLS ENERGY, LLC
Notes to UNAUDITED Condensed Financial Statements
April 30, 2013

	Statement of Operations location	Six Months Ended April 30,
		2013	2012

Corn contracts	Cost of Goods Sold	$26,582	$(1,301,250)

Total Gain (Loss)		$26,582	$(1,301,250)

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
The interest rates for both facilities are based on the bank's "One Month LIBOR Index Rate," plus 265 and 290 basis points on the seasonal and revolving term commitments, respectively. Both facilities are available through March 2017. The outstanding balance on the revolving term loan on April 30, 2013 and October 31, 2012 was $229,912 and $4,891,952, respectively, and the interest rates were 3.10% and 3.12% as of those dates, respectively. The Company currently has no outstanding balance on the seasonal revolving operating loan facility.

The credit facilities require the Company to comply with certain financial covenants. As of April 30, 2013 and October 31, 2012, the Company was in compliance with these financial covenants and expects to be in compliance through fiscal 2013. The credit facilities are secured by substantially all assets of the Company.

At April 30, 2013, the Company also had letters of credit totaling $337,928 with the bank as part of a credit requirement of Northern Natural Gas. These letters of credit reduce the amount available under the seasonal revolving operating loan to approximately $5,662,000.

Long-term debt consists of the following:

	April 30, 2013	October 31, 2012
Capital One Equipment Leasing/Finance:
Shuttlewagon Railcar Mover (5 year term at 3.875%)	$440,830	$497,636
Revolving Term Loan	229,912	4,891,952
Total Debt	670,742	5,389,588
Less: Current Maturities	(116,953)	(114,718)

Total Long-Term Debt	$553,789	$5,274,870

The estimated maturities of long-term debt at April 30, 2013 are as follows:

May 1, 2013 to April 30, 2014	$116,953
May 1, 2014 to April 30, 2015	351,468
May 1, 2015 to April 30, 2016	126,340
May 1, 2016 to April 30, 2017	75,981
Total debt	$670,742

6. LEASES

The Company has a lease agreement with Trinity Industries Leasing Company (“Trinity”) for 75 hopper cars to assist with the transport of distiller's grains by rail through April 2018. The Company will pay Trinity $620 per month plus $0.03 per mile traveled in excess of 36,000 miles per year. Rent expense for these leases was approximately $139,000 and $137,000 for the three month

GRANITE FALLS ENERGY, LLC
Notes to UNAUDITED Condensed Financial Statements
April 30, 2013

periods ended April 30, 2013 and 2012, respectively. Rent expense for these leases was approximately $278,000 and $272,000 for the six month periods ended April 30, 2013 and 2012, respectively.

The Company has lease agreements with three leasing companies for 177 rail car leases for the transportation of the Company's ethanol with various maturity dates through October 2017. The rail car lease payments are due monthly in the aggregate amount of approximately $107,000. Rent expense for these leases was approximately $364,000 and $318,000 for the three month periods ended April 30, 2013 and 2012, respectively. Rent expense for these leases was approximately $709,000 and $636,000 for the six month periods ended April 30, 2013 and 2012, respectively.

7. MEMBERS' EQUITY

The Company has one class of membership units.   The units have no par value and have identical rights, obligations and privileges.  Income and losses are allocated to all members based upon their respective percentage of units held. As of April 30, 2013 and October 31, 2012, the Company had 30,606 membership units issued and outstanding.

8. FAIR VALUE

The following table provides information on those derivative liabilities measured at fair value on a recurring basis at April 30, 2013:

	Carrying Amount in Balance Sheet April 30, 2013	Fair Value April 30, 2013	Fair Value Measurement Using
			Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial Liabilities:
Commodity derivative instruments	$(47,813)	$(47,813)	$(47,813)	$—	$—

The following table provides information on those derivative liabilities measured at fair value on a recurring basis at October 31, 2012:

	Carrying Amount in Balance Sheet October 31, 2012	Fair Value October 31, 2012	Fair Value Measurement Using
			Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial Liabilities:
Commodity derivative instruments	$(45,563)	$(45,563)	$(45,563)	$—	$—

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

9. COMMITMENTS AND CONTINGENCIES

Corn Storage and Grain Handling Agreement and Purchase Commitments

The Company has a corn storage and grain handling agreement with Farmers Cooperative Elevator Company (FCE), a member. Under the current agreement, the Company agrees to purchase all of the corn needed for the operation of the plant from FCE. The price of the corn purchased will be the bid price the member establishes for the plant plus a set fee per bushel. At April 30, 2013, the Company had basis contracts for forward corn purchase commitments with FCE for 2,375,000 bushels for deliveries from May 2013 through June 2013. At April 30, 2013, the Company also had 885,000 bushels of stored corn totaling approximately $6,511,000 with FCE that is included in inventory.

GRANITE FALLS ENERGY, LLC
Notes to UNAUDITED Condensed Financial Statements
April 30, 2013

Ethanol Contracts

At April 30, 2013, the Company had forward contracts to sell approximately $13,212,000 of ethanol for deliveries from May 2013 through June 2013 which approximates 50% of its anticipated ethanol sales during that period.

Distillers Grains Contracts

At April 30, 2013, the Company had forward contracts to sell approximately $600,000 of distillers grains for delivery in May through June 2013 which approximates 10% of its anticipated distillers grain sales during that period.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three and six month periods ended April 30, 2013, compared to the same period of the prior fiscal year. This discussion should be read in conjunction with the condensed financial statements and notes and the information contained in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2012.

Disclosure Regarding Forward-Looking Statements

This report contains historical information, as well as forward-looking statements. These forward-looking statements include any statements that involve known and unknown risks and relate to future events and our expectations regarding future performance or conditions. Words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “intend,” “could,” “hope,” “predict,” “target,” “potential,” or “continue” or the negative of these terms or other similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. These forward-looking statements, and others we make from time to time, are subject to a number of risks and uncertainties. Many factors could cause actual results to differ materially from those projected in forward-looking statements. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include, but are not limited to:

•	Changes in the availability and price of corn and natural gas;

•	Demand for corn exceeding supply; and corresponding corn price increases;

•	Changes in our business strategy, capital improvements or development plans;

•	Our ability to profitably operate the ethanol plant and maintain a positive spread between the selling price of our products and our raw materials costs;

•	Results of our hedging transactions and other risk management strategies;

•	Decreases in the market prices of ethanol and distillers grains;

•	Ethanol supply exceeding demand; and corresponding ethanol price reductions;

•	Changes in the environmental regulations that apply to our plant operations and changes in our ability to comply with such regulations;

•	Changes in plant production capacity or technical difficulties in operating the plant;

•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;

•	Lack of transport, storage and blending infrastructure preventing ethanol from reaching high demand markets;

•	Changes in federal and/or state laws or regulations, including the elimination or modification of the federal renewable fuels standard;

•	Changes and advances in ethanol production technology;

•	Effects of mergers, consolidations or contractions in the ethanol industry;

•	Competition from alternative fuel additives;

•	The development of infrastructure related to the sale and distribution of ethanol;

•	Our inelastic demand for corn, as it is the only available feedstock for our plant;

•	Our ability to retain key employees and maintain labor relations;

•	Changes to our current water intake system, or our ability to cost-effectively construct a modified water intake system;

•	The imposition of tariffs or other duties on ethanol imported into Europe; and

•	Volatile commodity and financial markets.
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

Results of Operations for the Three Months Ended April 30, 2013 and 2012

The following table shows the results of our operations and the approximate percentage of revenues, costs of goods sold, operating expenses and other items to total revenues in our unaudited statements of operations for the three months ended April 30, 2013 and 2012:

	2013		2012
Income Statement Data	Amount	%	Amount	%
Revenue	$48,020,602	100.0%	$39,025,122	100.0%
Cost of Goods Sold	44,390,630	92.4%	38,367,706	98.3%
Gross Profit	3,629,972	7.6%	657,416	1.7%
Operating Expenses	582,965	1.2%	590,481	1.5%
Operating Income	3,047,007	6.4%	66,935	0.2%
Other Income (Expense), net	(15,064)	—%	49,531	0.1%
Net Income	$3,031,943	6.4%	$116,466	0.3%

Revenues

Our revenues from operations come from three primary sources: sales of fuel ethanol, sales of distillers grains and sales of corn oil. Our results of operations will continue to be affected by volatility in the commodity markets. In the event that we experience a prolonged period of negative operating margins, our liquidity may be negatively impacted.

The following table shows the sources of our revenue for the three months ended April 30, 2013:

Revenue Sources	Amount	Percentage of Total Revenues

Ethanol sales	$37,209,376	77.5%
Distillers grains sales	9,546,923	19.9%
Corn oil sales	1,264,303	2.6%
Total Revenues	$48,020,602	100.0%

The following table shows the sources of our revenue for the three months ended April 30, 2012:

Revenue Sources	Amount	Percentage of Total Revenues

Ethanol sales	$31,250,125	80.1%
Distillers grains sales	6,860,000	17.6%
Corn oil sales	914,997	2.3%
Total Revenues	$39,025,122	100.0%

In the three month period ended April 30, 2013, ethanol sales comprised 77.5% of our revenues and distillers grains sales comprised 19.9% percent of our revenues, while corn oil sales comprised 2.6% of our revenues. For the three month period ended April 30, 2012, ethanol sales comprised 80.1% of our revenue, distillers grains sales comprised 17.6% of our revenue, while corn oil sales comprised 2.3% of our revenues.

The average ethanol sales price we received for the three month period ended April 30, 2013 was approximately 12.7% higher than our average ethanol sales price for the comparable 2012 period. Management attributes the increase in our average ethanol sales price to decreased ethanol inventories and a decrease in ethanol production in the industry compared to the prior year. Downward pressure on ethanol prices throughout much of calendar year 2012, combined with increased corn prices particularly during the last half of calendar 2012, have caused some ethanol plants to suspend or reduce production, leading to the decrease in ethanol inventories and production. As ethanol prices increase, some plants that have suspended or reduced production may resume or increase production, which may once again pressure ethanol prices downward. Management anticipates that the price of ethanol will continue to be volatile during the remainder of our 2013 fiscal year. Our volume of ethanol sold during the three month period ended April 30, 2013 was approximately 5.7% higher than the volume sold for the comparable 2012 period as we have continued to increase production efficiencies.

Distillers grains represented a larger portion of our revenues during the three months ended April 30, 2013 compared to the same period of 2012 as a result of higher prices and greater quantities of distillers grains produced and sold during the three months ended April 30, 2013 compared to the same period of 2012. The price we received for our dried distillers grains in the three month period ended April 30, 2013 was approximately 34.0% higher than the price we received during the three months ended April 30, 2012. Management believes these higher distillers grains prices are a result of the high price of other feed products available to livestock producers. We anticipate that the market price of our dried distillers grains will continue to be volatile as a result of changes in the price of corn and competing animal feed substitutes such as soybean meal. Volatility in distillers grains supplies related to changes in ethanol production is another factor that may impact the sales price of our distillers grains. Additionally, our quantity of distillers grains sold increased approximately 3.9% in the three month period ended April 30, 2013 compared to the three months ended April 30, 2012. This increase in quantity sold was largely a result of increased production during the three months ended April 30, 2013 as compared to the three months ended April 30, 2012. The price and quantity increases resulted in distillers grains sales comprising a larger percentage of our total revenues during the three months ended April 30, 2013 relative to the same period during the prior year, despite increases in the price and quantity sold of ethanol discussed above.

Corn oil represented a greater portion of our revenues during the three months ended April 30, 2013 than it did for the same period of 2012. Corn oil sales accounted for approximately 2.6% of our revenues during our quarter ended April 30, 2013 compared to 2.3% for our quarter ended April 30, 2012. The price we received for our corn oil decreased by approximately 9.4% during the three months ended April 30, 2013 compared to the same period of 2012. However, offsetting this price decrease, our total volume of corn oil sold increased by 52.5% as a result higher production rates at our facility and increased extraction efficiencies. Management attributes the decrease in corn oil prices to additional corn oil entering the market. However, increased use of corn oil by biodiesel producers and animal feeders have continued to support demand.

Cost of Goods Sold

Our costs of goods sold as a percentage of revenues were 92.4% for the three month period ended April 30, 2013 compared to 98.3% for the same period of 2012. Our two largest costs of production are corn (83.7% of cost of goods sold for our three months ended April 30, 2013) and natural gas (4.0% of cost of goods sold for our three months ended April 30, 2013). Our total cost of goods sold increased to $44,390,630 for the three months ended April 30, 2013 from $38,367,706 in the three months ended April 30, 2012. The volume of corn we processed was up 3.3% for the three months ended April 30, 2013 as compared to the same period for our 2012 fiscal year. Additionally, our per bushel corn costs increased by approximately 11.8% for the three months ended April 30, 2013 as compared to the same period for our 2012 fiscal year. Tight corn supply following last growing season's drought has continued to place upward pressure on corn prices. Although the 2012 drought did not impact corn production in Minnesota to the same extent as other corn producing states, as a local consumer of corn we must nevertheless be cost competitive when sourcing corn in order to procure sufficient quantities for ethanol production. Management anticipates that corn prices will remain high for the duration of our 2013 fiscal year. The USDA's World Agricultural Supply and Demand Estimates published on May 10, 2013 projects domestic corn production of 14.14 billion bushels for the 2013 growing season, which would be a significant increase over the estimate of 10.78 billion bushels produced during the 2012 growing season. However, corn planting in several Midwestern states has been behind historical pace due to wet conditions.

For the three month period ended April 30, 2013, we experienced an increase of approximately 21.1% in our overall natural gas costs compared to the same period of 2012 as a result of increases in natural gas prices and our quantity of natural gas consumed. Natural gas prices continue to remain low compared to historic averages. We expect the market price for natural gas to remain steady in the near term as we continue to enjoy an abundant supply of domestic natural gas, due in part to the continued commissioning of new, highly productive natural gas wells.

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

We experienced an approximate $249,000 combined realized and unrealized loss for the three month period ended April 30, 2013 related to our corn derivative instruments, which increased our cost of goods sold. By comparison, we experienced an approximate $31,000 combined realized and unrealized loss for the three months ended April 30, 2012 related to our corn derivative instruments, which increased our cost of goods sold. We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn in cost of goods sold as the changes occur.  As corn prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance.

Operating Expense

Our operating expenses as a percentage of revenues decreased to 1.2% for the three month period ended April 30, 2013 from 1.5% for the same period ended April 30, 2012. Our total operating expenses for the three months ended April 30, 2013 as compared to the same period for our 2012 fiscal year decreased slightly. We continue to focus on increasing our operating efficiency and we strive to lower our operating expenses.

Operating Income

Our income from operations for the three months ended April 30, 2013 was approximately $3,047,000, compared to income from operations of approximately $67,000 for the three months ended April 30, 2012. This increase in our operating income is primarily due to more favorable operating margins.

Other Income (Expense), Net

Our other income (expense), net for the three months ended April 30, 2013 was an expense of approximately $15,000, compared to income of approximately $50,000 for the three months ended April 30, 2012. This change is primarily a result of increased interest expense during the quarter ended April 30, 2013 as compared to the same period the prior year, attributable to borrowings on our United FCS credit facilities.

Results of Operations for the Six Months Ended April 30, 2013 and 2012

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the six months ended April 30, 2013 and 2012:

	2013		2012
Income Statement Data	Amount	%	Amount	%
Revenue	$95,137,724	100.0%	$82,770,898	100.0%
Cost of Goods Sold	90,675,608	95.3%	78,425,531	94.8%
Gross Profit	4,462,116	4.7%	4,345,367	5.2%
Operating Expenses	1,145,660	1.2%	1,254,217	1.5%
Operating Income	3,316,456	3.5%	3,091,150	3.7%
Other Income (Expense), net	(63,086)	(0.1)%	67,604	0.1%
Net Income	$3,253,370	3.4%	3,158,754	3.8%

Revenues

The following table shows the sources of our revenue for the six months ended April 30, 2013:

Revenue Sources	Amount	Percentage of Total Revenues

Ethanol sales	$72,495,495	76.2%
Distillers grains sales	20,251,604	21.3%
Corn oil sales	2,390,625	2.5%
Total Revenues	$95,137,724	100.0%

The following table shows the sources of our revenue for the six months ended April 30, 2012:

Revenue Sources	Amount	Percentage of Total Revenues

Ethanol sales	$67,447,635	81.5%
Distillers grains sales	13,562,618	16.4%
Corn oil sales	1,760,645	2.1%
Total Revenues	$82,770,898	100.0

Our total revenues were higher for the six months ended April 30, 2013 compared to the same period of 2012. With respect to ethanol, we sold approximately 4.5% more gallons of ethanol during the six months ended April 30, 2013 than we did in the same period of 2012. Additionally, the price we received for our ethanol was approximately 2.8% higher for the six months ended April 30, 2013 compared to the same period of 2012.

The average price we received for our distillers grains was approximately 35.1% higher for the first six months of our 2013 fiscal year compared to the same period of 2012. We also sold approximately 10.5% more tons of distillers grains during the first six months of our 2013 fiscal year compared to the same period of 2012.

We sold approximately 51.2% more pounds of corn oil during the first six months of our 2013 fiscal year compared to the same period of 2012. However, offsetting our increase in corn oil sales, our average price per pound of corn oil decreased by approximately 10.2% for the first six months of our 2013 fiscal year compared to the same period of 2012.

Cost of Goods Sold

Our costs of goods sold were significantly higher for the first six months of our 2013 fiscal year compared to the same period of our 2012 fiscal year. Additionally, our costs of good sold as a percentage of our revenues were higher for the first six months of our 2013 fiscal year compared to the same period of our 2012 fiscal year. Our average cost per bushel of corn was approximately 11.9% higher during the first six months of our 2013 fiscal year compared to the same period of 2012. Additionally, we ground approximately 6.3% more corn during the first six months of our 2013 fiscal year compared to the same period of 2012 due to our increased production.

Our natural gas costs increased during the first six months of our 2013 fiscal year compared to the same period of 2012. Our total cost of natural gas was approximately 8.2% higher during the first six months of our 2013 fiscal year compared to the same period of 2012.

We experienced an approximate $27,000 combined realized and unrealized gain for the six months ended April 30, 2013 related to our corn derivative instruments, which decreased our cost of goods sold. By comparison, we experienced an approximately $1,301,000 combined realized and unrealized loss for the six months ended April 30, 2012 related to our corn derivative instruments, which increased our cost of goods sold. We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn, natural gas, and denaturant in cost of goods sold as the changes occur.  As corn prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance.

Operating Expenses

Our total operating expenses and our operating expenses as a percentage of revenues decreased in the six months ended April 30, 2013 when compared to the same period ended April 30, 2012. The decrease in our operating expenses for the six months ended April 30, 2013 as compared to the same period for our 2012 fiscal year is due primarily to a decrease in personnel expenses following the accrual of our former Chief Executive Officer's bonus and vacation during the six months ended April 30, 2012 in connection with his departure from the Company, as well as a decrease in professional service expense in the six months ended April 30, 2013 compared to the six months ended April 30, 2012, when we conducted studies related to our rail infrastructure and water intake.

Other Income (Expense), Net

We had other expense, net for the six months ended April 30, 2013 of $63,086 compared to other income, net of $67,604 for the six months ended April 30, 2012. This change resulted primarily from increased interest expense during the six months ended April 30, 2013 as compared to the same period the prior year, attributable to borrowings on our United FCS credit facilities.

Changes in Financial Condition for the Six Months Ended April 30, 2013

The following table highlights our financial condition at April 30, 2013 and October 31, 2012:

	April 30, 2013	October 31, 2012
Current Assets	$21,065,272	$20,715,050
Current Liabilities	$6,696,111	$6,002,937
Long-Term Debt	$553,789	$5,274,870
Members' Equity	$53,108,695	$49,855,325

Total assets were approximately $60,359,000 at April 30, 2013 compared to approximately $61,133,000 at October 31, 2012. Included in our total assets is an approximate $540,000 decrease in land and improvements resulting from our sale of land and a net increase of approximately $1,645,000 in rail improvements and construction in progress. The additions in property, plant and equipment were offset with additional depreciation of approximately $2,318,000.

Current assets totaled approximately $21,065,000 at April 30, 2013, which is more than our current assets as of October 31, 2012, which totaled approximately $20,715,000. The increase is primarily due to increases in inventory and cash, offset slightly by a decrease in accounts receivable.

Total current liabilities increased and totaled approximately $6,696,000 at April 30, 2013 and approximately $6,003,000 at October 31, 2012. This increase was mainly due to an increase in our corn payable to FCE, slightly offset by a decrease in our accounts payable. Long-term debt decreased from approximately $5,275,000 at October 31, 2012 to approximately $554,000 at April 30, 2013 as we paid down amounts drawn on our long-term revolving credit facility during the six months ended April 30, 2013.

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

We have completed several de-bottlenecking projects and we are in the process of completing our remaining projects. Each of these projects help our facility to be more efficient, productive and improve the environmental aspects of our process. For the three and six month periods ended April 30, 2013 we have incurred approximately $704,000 and $1,032,000, respectively, in costs associated with our equipment construction projects. For the three and six month periods ended April 30, 2012 we incurred approximately $500,000 and $900,000, respectively, in costs associated with our equipment construction projects. Since starting our de-bottlenecking projects we have incurred approximately $6,167,000 associated with the cost of these equipment improvements.

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

The following chart shows the average cash price per gallon of ethanol in Minnesota from January 2011 through June 1, 2013, as compiled by the USDA Agricultural Marketing Service.

According to the Renewable Fuels Association (“RFA”), as of May 20, 2013, there were 209 ethanol plants nationwide with the capacity to produce approximately 14.7 billion gallons of ethanol annually. The RFA estimates that plants with an annual production capacity of approximately 13.3 billion gallons are currently operating and that approximately 9.2% of the nameplate production capacity is not currently operational. Management believes the production capacity of the ethanol industry is greater than ethanol demand which may depress ethanol prices.

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

According to industry sources, United States ethanol industry exports decreased approximately 38% in 2012 as compared to 2011. The Company, through its ethanol marketer, has in the past exported a portion of its ethanol production to foreign markets. The European Union recently imposed a five-year tariff of approximately $83 per metric ton on imported U.S. ethanol. This tariff may further slow overall demand for U.S. ethanol. The exportation of domestic ethanol had helped to mitigate the effects of the blend wall and had thereby helped to maintain ethanol price levels. Whether export markets will make economic sense for us in the future will depend on domestic ethanol blend rates as well as global supply and demand for our product.

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

Certain legislators and certain industry groups and have advocated for changes to RFS2 and other statutes and regulations that, if adopted, would negatively impact our business. At various times over the past several months, legislation has been proposed that would repeal RFS2, repeal the corn based ethanol portion of RFS2, or ban E15. While the ethanol industry has resisted these proposals, we cannot be assured that RFS2 will remain in its current form going forward or that E15 or higher blends of ethanol will be widely available.

The ethanol production process requires a reliable water supply. The removal of a dam on the Minnesota River located downstream from our water intake structure has resulted in the water level lowering below our current intake structure. We have opted to upgrade our intake structure, finding that option preferable to acquiring ownership of the dam prior to its removal. We are working on plans for this upgrade and expect to complete the necessary modifications during the third quarter of our 2013 fiscal year. We currently estimate that this project will cost a total of $1,000,000 and anticipate using a combination of cash flows from fiscal 2013 operations and the Company's debt facilities to fund the entire upgrade. However, the actual cost may be different than our current estimate.

Trends and Uncertainties Impacting the Corn and Natural Gas Markets and Our Future Cost of Goods Sold

Our costs of our goods sold consist primarily of costs relating to the corn and natural gas supplies necessary to produce ethanol and distillers grains for sale. We grind approximately 1,800,000 bushels of corn each month. For the quarter ended April 30, 2013, our average cost of corn per bushel, net of hedging activity, was approximately $0.75 greater than our cost of corn for the same period ended April 30, 2012.

Corn prices remain above historical averages. Tight corn supply following last growing season's drought has continued to place upward pressure on corn prices. We anticipate that corn prices will remain high through at least the 2013 harvest, as that is the earliest possible time that corn producers may be able to generate significant additional domestic production. The USDA's World Agricultural Supply and Demand Estimates published on May 10, 2013 projects domestic corn production of 14.14 billion bushels for the 2013 growing season, which would be a significant increase over the estimate of 10.78 billion bushels produced during the 2012 growing season. However, corn planting in several Midwestern states has been behind historical pace due to wet conditions. If a period of high corn prices were to be sustained following the 2013 harvest, such pricing may reduce our ability to generate income because of the higher cost of operating our plant.

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

As of April 30, 2013, we recorded a net liability for our derivative instruments in the amount of $47,813. As of October 31, 2012, we recorded a net liability for our derivative instruments in the amount of $45,563. There are several variables that could affect the extent to which our derivative instruments are impacted by fluctuations in the price of corn, ethanol, denaturant or natural gas. However, it is likely that commodity cash prices will have the greatest impact on the derivative instruments with delivery dates nearest the current cash price. As we move forward, additional protection may be necessary. As the prices of these hedged commodities move in reaction to market trends and information, our statement of operations will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for Granite Falls Energy.

At April 30, 2013, we had fixed basis contracts for forward corn purchase commitments totaling approximately 2,375,000 bushels. We also had 885,000 bushels of stored corn included in inventory at April 30, 2013.

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

Liquidity and Capital Resources

The following table shows our cash flows for the six months ended April 30, 2013 and 2012:

	2013	2012
Net cash provided by operating activities	$6,611,899	$9,528,745
Net cash used in investing activities	(1,192,878)	(3,998,444)
Net cash used in financing activities	(4,718,846)	(9,242,419)

Operating Cash Flows. Cash provided by operating activities was approximately $6,612,000 for the six months ended April 30, 2013, as compared to cash provided by operations of approximately $9,529,000 for the six months ended April 30, 2012. Currently, our capital needs are being adequately met through cash flows from our operating activities and our currently available credit facilities.

Investing Cash Flows. Cash used in investing activities was approximately $1,193,000 for the six months ended April 30, 2013, compared to cash used in investing activities of approximately $3,998,000 for the six months ended April 30, 2012. During the six months ended April 30, 2013 we made payments totaling approximately $1,733,000 for capital expenditures, compared to payments of approximately $8,000 for the six months ended April 30, 2012. Additionally, during the six months ended April 30, 2013 we received proceeds from the sale of land of approximately $540,000, as compared to the six months ended April 30, 2012, when we made payments totaling approximately $3,990,000 for land acquisitions.

Financing Cash Flows. Cash used in financing activities was approximately $4,719,000 for the six months ended April 30, 2013, consisting entirely of net payments made on our credit facilities. For the the six months ended April 30, 2012, our cash used in financing activities was approximately $9,242,000, most of which was used to pay a distribution to our members.

Indebtedness

In August 2012, the Company entered into two credit facilities, one short-term and one long-term, with United FCS. CoBank serves as administrative agent for United FCS for these credit facilities. These facilities replaced the Company's prior $6,000,000 revolving line of credit with Minnwest Bank M.V. of Marshall, MN.

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

Long-Term Debt Sources

The Company's long-term credit facility with United FCS is a revolving term loan. Under this facility we may borrow, repay, and reborrow up to $8,000,000. However, the amount available for borrowing under this facility reduces by $1,000,000 every six months, beginning September 1, 2013, with final payment due March 1, 2017. Amounts borrowed under the revolving term loan bear interest at one of three interest rate options selected by us, (i) at a variable weekly rate equal to 2.90% above the rate quoted by the British Bankers Association for the offering of one-month U.S. Dollar deposits, (ii) at a fixed rate to be quoted by CoBank, or (iii) at a fixed rate for up to 12 months equal to LIBOR plus 2.90%. Interest on amounts borrowed is payable monthly in arrears. We have used this credit facility to fund our rail infrastructure improvement project and working capital. As of April 30, 2013, the outstanding balance on our revolving term loan was $229,912 and the interest rate as of that date was 3.10%.

The Company's credit facilities with United FCS require the Company to comply with certain financial covenants. As of April 30, 2013, we were in compliance with our financial covenants and expect to remain in compliance throughout our 2013 fiscal year.

Our credit facilities with United FCS are secured by substantially all our assets. There are no savings account balance collateral requirements as part of our credit facilities.

In December 2011, the Company purchased a shuttlewagon railcar mover for use at its facility. The Company financed the entire purchase price through Capital One Equipment Leasing and Finance. As of April 30, 2013, the loan balance was approximately $441,000, of which approximately $324,000 is classified as long-term debt. The note is on a five-year term at a fixed annual interest rate of 3.875%.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from our credit facilities with United FCS, PCA. Specifically, we have $229,912 outstanding in variable rate debt as of April 30, 2013. The specifics of these credit facilities are discussed in greater detail in “Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Indebtedness.”

Below is a sensitivity analysis we prepared regarding our income exposure to changes in interest rates. The sensitivity analysis below shows the anticipated effect on our income from a 10% adverse change in interest rates for a one-year period.

Outstanding Variable Rate Debt at April 30, 2013	Interest Rate at April 30, 2013	Interest Rate Following 10% Adverse Change	Annual Adverse Change to Income
$229,912	3.10%	3.41%	$713

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

A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the fair value of our corn and natural gas prices and average ethanol price as of April 30, 2013, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from April 30, 2013. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of April 30, 2013	Approximate Adverse Change to Income
Natural Gas	1,694,500	MMBTU	10%	$842,000
Ethanol	56,894,000	Gallons	10%	$13,371,000
Corn	19,784,000	Bushels	10%	$13,691,000

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

Our management, including our Chief Executive Officer and General Manager (the principal executive officer), Steve Christensen, along with our Chief Financial Officer (the principal financial officer), Stacie Schuler, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2013. Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Our management, including our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred during the quarter ended April 30, 2013 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time in the ordinary course of business, Granite Falls Energy, LLC may be named as a defendant in legal proceedings related to various issues, including workers' compensation claims, tort claims, or contractual disputes. We are not currently involved in any material legal proceedings.

Item 1A. Risk Factors

There have been no material changes, except as described below, to the risk factors disclosed in Item 1A of our Form 10-K for the fiscal year ended October 31, 2012. Additional risks and uncertainties, including risks and uncertainties not presently known to us, or that we currently deem immaterial, could also have an adverse effect on our business, financial condition and/or results of operations.

Risks Related to Regulation and Government Action

Changes to the Renewable Fuels Standard or to permissible levels of ethanol blended into gasoline could negatively impact our profitability. RFS2 requires the use of a specified amount of renewable fuels in the United States. Additionally, the EPA has approved the use of E15, gasoline which is blended at a rate of 15% ethanol and 85% gasoline, in vehicles manufactured in the model year 2001 and later. These two measures, taken together, help ensure that there is a market for the ethanol we produce. However, certain legislators and certain industry groups have advocated for changes to RFS2 and other statutes and regulations that, if adopted, would negatively impact our business. At various times over the past several months, legislation has been proposed that would repeal RFS2, repeal the corn based ethanol portion of RFS2, or ban E15. While the ethanol industry has resisted these proposals, we cannot be assured that RFS2 will remain in its current form going forward or that E15 or higher blends of ethanol will be widely available, which may negatively impact the demand for ethanol.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits.

(a)	The following exhibits are filed as part of this report.

Exhibit No.	Exhibit
3.1	Third Amendment to the Fifth Amended and Restated Operating and Member Control Agreement*
31.1	Certification of Chief Executive Officer pursuant to 17 CFR 240.13a-14(a)*
31.2	Certification of Chief Financial Officer pursuant to 17 CFR 240.13a-14(a)*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350*
101
The following financial information from Granite Falls Ethanol, LLC's Quarterly Report on Form 10-Q for the quarter ended April 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of April 30, 2013 and October 31, 2012, (ii) Condensed Statements of Operations for the three and six months ended April 30, 2013 and 2012, (iii) Statements of Cash Flows for the six months ended April 30, 2013 and 2012, and (iv) the Notes to Condensed Financial Statements.**

* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANITE FALLS ENERGY, LLC

Date:	June 14, 2013	/s/ Steve Christensen
Steve Christensen
Chief Executive Officer

Date:	June 14, 2013	/s/ Stacie Schuler
Stacie Schuler
Chief Financial Officer