Form 10-Q
period 2013-07-31
Granite Falls Energy, LLC
filed 2013-09-16
CIK 1181749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended July 31, 2013

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
☐ Yes     ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of September 16, 2013 there were 30,606 membership units outstanding.

PART I    FINANCIAL INFORMATION

Item 1. Financial Statements

GRANITE FALLS ENERGY, LLC
Condensed Consolidated Balance Sheets

ASSETS	July 31, 2013	October 31, 2012
	(Unaudited)
Current Assets
Cash	$1,660,078	$685,828
Restricted cash	922,955	494,000
Accounts receivable	9,774,497	7,356,534
Inventory	10,147,915	12,013,169
Commodity derivative instruments	688	—
Prepaid expenses and other current assets	1,277,519	165,519
Total current assets	23,783,652	20,715,050

Property, Plant and Equipment
Land and improvements	12,307,063	7,095,172
Railroad improvements	7,961,096	4,121,148
Process equipment and tanks	109,777,711	64,678,860
Administration building	666,100	279,734
Office equipment	265,792	154,072
Rolling stock	1,691,856	1,305,395
Construction in progress	1,686,683	3,831,263
	134,356,301	81,465,644
Less accumulated depreciation	44,517,699	41,047,562
Net property, plant and equipment	89,838,602	40,418,082

Goodwill	1,099,579	—

Other Assets	924,252	—

Total Assets	$115,646,085	$61,133,132

Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC
Condensed Consolidated Balance Sheets

LIABILITIES AND EQUITY	July 31, 2013	October 31, 2012
	(Unaudited)
Current Liabilities
Current portion of long-term debt	$3,329,924	$114,718
Promissory note payable - bank	5,000,000	—
Promissory note payable - related party	4,024,500	—
Accounts payable	2,538,717	3,527,840
Corn payable to FCE	15,711	1,995,997
Commodity derivative instruments	—	45,563
Accrued liabilities	759,167	318,819
Total current liabilities	15,668,019	6,002,937

Revolving Term Loan, less current portion	11,372,149	—

Long-Term Debt, less current portion	26,538,674	5,274,870

Commitments and Contingencies

Equity
Controlling interest in equity consists of 30,606 units authorized, issued and outstanding	55,282,396	49,855,325
Noncontrolling interest	6,784,847	—
Total Equity	62,067,243	49,855,325
Total Liabilities and Equity	$115,646,085	$61,133,132

Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC
Condensed Consolidated Statements of Operations

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	July 31, 2013	July 31, 2012	July 31, 2013	July 31, 2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$48,884,076	$42,435,763	$144,021,800	$125,206,661

Cost of Goods Sold	46,173,897	42,381,070	136,849,505	120,806,601

Gross Profit	2,710,179	54,693	7,172,295	4,400,060

Operating Expenses	513,021	651,880	1,658,681	1,906,097

Operating Income (Loss)	2,197,158	(597,187)	5,513,614	2,493,963

Other Income (Expense)
Other income, net	393	34,357	24,617	99,905
Interest income	395	2,452	491	17,733
Interest expense	(24,245)	(5,259)	(111,651)	(18,484)
Total other income (expense), net	(23,457)	31,550	(86,543)	99,154

Net Income (Loss)	$2,173,701	$(565,637)	$5,427,071	$2,593,117

Weighted Average Units Outstanding - Basic and Diluted	30,606	30,606	30,606	30,617

Net Income (Loss) Per Unit - Basic and Diluted	$71.02	$(18.48)	$177.32	$84.70

Distributions Per Unit - Basic and Diluted	$—	$—	$—	$300.00

Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC
Condensed Consolidated Statements of Cash Flows

	Nine Months Ended	Nine Months Ended
	July 31, 2013	July 31, 2012
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net income	$5,427,071	$2,593,117
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	3,470,137	3,191,960
Change in fair value of derivative instruments	(369,902)	1,251,437
Changes in operating assets and liabilities:
Restricted cash	82,000	801,000
Derivative Instruments	323,651	(902,475)
Accounts receivable	587,158	(1,795,150)
Inventory	4,168,411	1,635,449
Prepaid expenses and other current assets	(4,975)	(23,209)
Accounts payable	(3,906,302)	(1,080,012)
Accrued liabilities	40,725	(92,296)
Net Cash Provided by Operating Activities	9,817,974	5,579,821

Cash Flows from Investing Activities
Proceeds from sale of land	540,000	—
Payments for capital expenditures	(1,804,883)	(2,270,322)
Payment for acquisition of Project Viking, net of cash acquired	(6,977,236)	—
Payments for land acquisition	—	(3,467,199)
Net Cash Used in Investing Activities	(8,242,119)	(5,737,521)

Cash Flows from Financing Activities
Payments on long-term debt	(601,605)	(73,345)
Member distributions paid	—	(9,196,800)
Net Cash Used in Financing Activities	(601,605)	(9,270,145)

Net Increase (Decrease) in Cash	974,250	(9,427,845)

Cash - Beginning of Period	685,828	13,064,560

Cash - End of Period	$1,660,078	$3,636,715

Supplemental Cash Flow Information
Cash paid during the period for:
Interest expense	$24,245	$18,484

Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC
Notes to UNAUDITED Condensed Consolidated Financial Statements
July 31, 2013

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying financial statements consolidate the operating results and financial position of Granite Falls Energy, LLC (“GFE” or the “Company”), and its wholly owned subsidiary, Project Viking, L.L.C. ("Project Viking") which owns 63.3% of Heron Lake BioEnergy, LLC (“HLBE”). The remaining 36.7% ownership of HLBE is included in the consolidated financial statements as a non-controlling interest. All intercompany balances and transactions are eliminated in consolidation. See Note 3 for details of acquisition.

The accompanying condensed consolidated balance sheet as of October 31, 2012 is derived from audited financial statements. The unaudited interim condensed consolidated financial statements of the Company reflect all adjustments consisting only of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of financial position and results of operations and cash flows. The results for the three and nine month periods ended July 31, 2013 are not necessarily indicative of the results that may be expected for a full fiscal year. Certain information and note disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) are condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), although the Company believes that the disclosures made are adequate to make the information not misleading. These condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in its annual report for the year ended October 31, 2012 filed on Form 10-K with the SEC.

Nature of Business

GFE is a Minnesota limited liability company currently producing fuel-grade ethanol, distillers grains, and crude corn oil near Granite Falls, Minnesota and sells these products, pursuant to marketing agreements, throughout the continental United States. GFE's plant has an approximate annual production capacity of 60 million gallons, but is currently permitted to produce up to 70 million gallons of undenatured ethanol on a twelve month rolling sum basis.

HLBE is a Minnesota limited liability company currently producing fuel-grade ethanol, distillers grains, and crude corn oil near Heron Lake, Minnesota and sells these products, pursuant to marketing agreements, throughout the continental United States. HLBE's plant has an approximate annual production capacity of 50 million gallons, but is currently permitted to produce up to 59.2 million gallons.

Accounting Estimates

Management uses estimates and assumptions in preparing these condensed consolidated financial statements in accordance with generally accepted accounting principles in the United States of America. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. The Company uses estimates and assumptions in accounting for the following significant matters, among others: economic lives of property, plant, and equipment, valuation of commodity derivatives and inventory, the assumptions used in the impairment analysis of long-lived assets, and the assumptions used to estimate the fair market value of acquired assets and liabilities. Actual results may differ from previously estimated amounts, and such differences may be material to our condensed consolidated financial statements. The Company periodically reviews estimates and assumptions, and the effects of revisions are reflected in the period in which the revision is made.

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

GRANITE FALLS ENERGY, LLC
Notes to UNAUDITED Condensed Consolidated Financial Statements
July 31, 2013

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

Additionally, the Company is required to evaluate its contracts to determine whether the contracts are derivatives. Certain contracts that literally meet the definition of a derivative may be exempted as “normal purchases or normal sales”. Normal purchases and normal sales are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business. Contracts that meet the requirements of normal purchases or sales are documented as normal and exempted from accounting and reporting requirements, and therefore, are not marked to market in our condensed consolidated financial statements.

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

Business Combinations

The Company allocates the total purchase price of a business combination to the assets acquired and the liabilities assumed based on their estimated fair values at the acquisition date, with the excess purchase price recorded as goodwill. The Company used current market data to assist them in determining the fair value of the assets acquired and liabilities assumed, including goodwill, based on recognized business valuation methodology. Subsequent to the acquisition but not to exceed one year from the acquisition date, the Company will record any material adjustments retrospectively to the initial estimate based on new information obtained about facts and circumstances that existed as of the acquisition date. The Company expenses any acquisition-related costs as incurred in connection with business combinations. An income, market or cost valuation method may be utilized to estimate the fair value of the assets acquired or liabilities assumed in a business combination. The income valuation method represents the present value of future cash flows over the life of the asset using (i) discrete financial forecasts, which rely on management's estimates of revenue and operating expenses, (ii) long-term growth rates, and (iii) an appropriate discount rate. The market valuation method uses prices paid for a reasonably similar asset by other purchasers in the market, with adjustments relating to any differences between the assets. The cost valuation method is based on the replacement cost of a comparable asset at prices at the time of the acquisition reduced for depreciation of the asset.

GRANITE FALLS ENERGY, LLC
Notes to UNAUDITED Condensed Consolidated Financial Statements
July 31, 2013

Goodwill

Goodwill represents the cost in excess of the fair value of net assets acquired. The Company will conduct impairment assessments annually or when events indicate a triggering event has occurred.

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

3. BUSINESS COMBINATION

On July 31, 2013, the Company acquired 63.3% of the outstanding membership units of Heron Lake BioEnergy, LLC (“HLBE”) through its purchase of 100% of the membership units of Project Viking, L.L.C. (“Project Viking”), for a total purchase price of $17,024,500. HLBE is a 50 million gallon per year ethanol plant located in Heron Lake, Minnesota. Project Viking was formed by the previous investor to only hold equity interests in HLBE and the debt incurred to obtain those interests and did not have any other assets or liabilities. The previous owner of Project Viking also owned approximately 12.82% of the outstanding membership units of the Company at July 31, 2013.

Immediately following the closing, the Company, through its 100% ownership of Project Viking, owned 24,080,949 Class A units and 15,000,000 Class B units of HLBE, for a total of 39,080,949 units, or 63.3% of the 61,697,104 units. As a result, under HLBE's member control agreement, Project Viking is entitled to appoint five (5) of the nine (9) governors to HLBE's board of governors.

On July 31, 2013, the Company entered into a Management Services Agreement with HLBE. Under the Management Services Agreement, the Company agreed to supply its own personnel to act as part-time officers and managers of HLBE for the positions of Chief Executive Officer, Chief Financial Officer, and Commodity Risk Manager. The initial term of the Management Services Agreement is three years. The Company will be paid $35,000 per month by HLBE for the first year of the Management Services Agreement. During years two and three of the agreement, HLBE agreed to pay the Company 50% of the total salary, bonuses, and other expenses and costs incurred by the Company for the three management positions. At the expiration of the initial term, the Management Services Agreement will automatically renew for successive one-year terms unless and until the Company or HLBE gives the other party 90-days written notice of termination prior to expiration of the initial term or the start of a renewal term.

The acquisition date fair value of the consideration transferred consisted of the following:

Cash	$8,000,000
Note payable	4,024,500
Assumption of note payable to Granite Falls Bank	5,000,000
Total Consideration	$17,024,500

The assets and liabilities of Project Viking were recorded at their respective estimated fair values as of the date of the acquisition using generally accepted accounting principles for business combinations. The Company used a combination of the market and cost approaches and unobservable level 3 inputs, to estimate the fair values of the assets acquired and liabilities assumed. The fair

GRANITE FALLS ENERGY, LLC
Notes to UNAUDITED Condensed Consolidated Financial Statements
July 31, 2013

value of the long-term debt acquired was determined based on the present value of future contractual cash flows discounted at an interest rate that reflects the current borrowing rates available to the Company for loans with similar terms. The value of the 36.66% noncontrolling interest was determined by using the fair value method by using the most recent arms-length transaction of HLBE's units that did not include a control premium. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date:

Cash	$1,022,764
Restricted cash	510,955
Accounts receivable	3,005,121
Inventory	2,303,157
Prepaid expenses	1,107,025
Property, plant, and equipment	51,625,774
Other assets	924,252
Goodwill	1,099,579
Total assets acquired	$61,598,627

Accounts payable	$(936,893)
Accrued expenses	(399,623)
Notes payable	(36,452,764)
Non-controlling interest	(6,784,847)
Net purchase price	$17,024,500

Since the acquisition occurred on the last day of the Company's fiscal third quarter, there were no revenues or expenses consolidated in the Company's statement of operations. As such, there was also no portion of the Company's net income attributable to non-controlling interests during the three or nine month periods ended July 31, 2013. The following represents the pro forma consolidated statement of operations as if the transaction occurred at the beginning of the following periods:

	For the three month periods ended
	July 31, 2013	July 31, 2012

Revenues	$94,461,603	$83,407,497
Net income (loss), including portion attributable to noncontrolling interest of $834,036 and $171,232, respectively	$4,446,282	$(99,065)
Earnings per share (30,606 weighted average units outstanding - basic and diluted)	$118.02	$(8.83)

	For the nine month periods ended
	July 31, 2013	July 31, 2012

Revenues	$269,219,558	$246,226,425
Net income, including portion attributable to noncontrolling interest of $191,471 and $1,150,813, respectively	$5,948,791	$5,728,847
Earnings per share (30,606 weighted average units outstanding - basic and diluted)	$188.11	$149.58

The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of each of the periods presented.

GRANITE FALLS ENERGY, LLC
Notes to UNAUDITED Condensed Consolidated Financial Statements
July 31, 2013

4. INVENTORY

Inventories consist of the following:

	July 31, 2013	October 31, 2012
	(Unaudited)
Raw materials	$5,370,347	$8,977,820
Spare parts	1,544,897	682,896
Work in process	2,044,754	1,183,188
Finished goods	1,187,917	1,169,265
Totals	$10,147,915	$12,013,169

The Company performs a lower of cost or market analysis on inventory to determine if the market values of certain inventories are less than their carrying value, which is attributable primarily to decreases in market prices of corn and ethanol. Based on the lower of cost or market analysis, the Company did not record a lower of cost or market adjustment on certain inventories for the three or nine month periods ended July 31, 2013 and 2012.

5. DERIVATIVE INSTRUMENTS

As of July 31, 2013, the total notional amount of the Company's outstanding corn derivative instruments was approximately 890,000 bushels that were entered into to hedge forecasted corn purchases through August 2013. There may be offsetting positions that are shown on a net basis that could lower the notional amount of positions outstanding as disclosed above.

The following tables provide details regarding the Company's derivative instruments at July 31, 2013, none of which are designated as hedging instruments:

	Balance Sheet location	Assets	Liabilities

Corn contracts	Commodity Derivative instruments	$688	$—

Totals		$688	$—

In addition, as of July 31, 2013 the Company maintained $412,000 of restricted cash related to margin requirements for the Company's commodity derivative instrument positions.

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

GRANITE FALLS ENERGY, LLC
Notes to UNAUDITED Condensed Consolidated Financial Statements
July 31, 2013

The following tables provide details regarding the gains and (losses) from Company's derivative instruments in statements of operations, none of which are designated as hedging instruments:

	Statement of Operations location	Three Months Ended July 31
		2013	2012

Corn contracts	Cost of Goods Sold	$343,320	$49,813

Total Gain		$343,320	$49,813

	Statement of Operations location	Nine Months Ended July 31
		2013	2012

Corn contracts	Cost of Goods Sold	$369,902	$(1,251,437)

Total Gain (Loss)		$369,902	$(1,251,437)

6.    REVOLVING LINE OF CREDIT AND LONG-TERM DEBT

Granite Falls Energy:

GFE has two credit facilities with a lender. The first is a seasonal revolving operating loan facility in the amount of $6,000,000. The second is a revolving term loan facility in the amount of $8,000,000. However, the amount available for borrowing under this facility reduces by $1,000,000 every six months, beginning September 1, 2013, with final payment due March 1, 2017.

The interest rates for both facilities are based on the bank's "One Month LIBOR Index Rate," plus 2.65% and 2.9% on the seasonal and revolving term commitments, respectively. Both facilities are available through March 2017. The outstanding balance on the revolving term loan on July 31, 2013 and October 31, 2012 was $4,375,970 and $4,891,952, respectively. GFE currently has no outstanding balance on the seasonal revolving operating loan facility.

The credit facilities require GFE to comply with certain financial covenants. As of July 31, 2013 and October 31, 2012, GFE was in compliance with these financial covenants and expects to be in compliance throughout fiscal 2013.

The credit facilities are secured by substantially all assets of the Company. There are no savings account balance collateral requirements as part of this new credit facility.

At July 31, 2013, GFE also had letters of credit totaling $337,928 with the bank as part of a credit requirement of Northern Natural Gas. These letters of credit reduce the amount available under the seasonal revolving operating loan to approximately $5,662,000.

As part of the acquisition of Project Viking discussed in Note 3, GFE assumed a note payable with Granite Falls Bank with a principal amount of $5,000,000. The note was due upon the demand of Granite Falls Bank, or if no demand is made, on September 23, 2013. Interest accrued on the note at a rate of 3.99% per annum and was secured by all of Project Viking's assets. This note was paid in full on August 19, 2013.

Also, as part of the acquisition of Project Viking discussed in Note 3, GFE issued a note payable to the previous owners of Project Viking with a principal amount of $4,024,500. The note matured on August 30, 2013 and interest accrued on the note at a rate of 4% per annum. This note was paid in full on August 26, 2013.

GRANITE FALLS ENERGY, LLC
Notes to UNAUDITED Condensed Consolidated Financial Statements
July 31, 2013

Heron Lake BioEnergy:

Line of Credit

On May 17, 2013, HLBE renegotiated its revolving line of credit to extend the maturity date of the revolving line of credit to September 2016. Amounts borrowed by HLBE under the term revolving loan and repaid or prepaid may be re-borrowed at any time prior to maturity date of the term revolving loan, provided that outstanding advances may not exceed the amount of the term revolving loan commitment. Amounts outstanding on the term revolving loan bear interest at a variable rate equal to the greater of a LIBOR rate plus 3.50% or 5.0%, payable monthly.  At July 31, 2013, the revolving line of credit carried an interest rate of LIBOR plus 3.50% but not less than 5.00%. HLBE also pays an unused commitment fee on the unused portion of the term revolving loan commitment at the rate of 0.35% per annum, payable in arrears in quarterly installments during the term of the term revolving loan. At July 31, 2013, the outstanding balance on this line of credit was $10,650,377, plus a fair value adjustment premium of approximately $722,000 as part of the GFE acquisition. At July 31, 2013, HLBE had an additional $9,800,000 available under this revolving line of credit. The amount available under the revolving line of credit is reduced by $2,000,000 at October 31st each year until September 2016 when the unpaid balance is due.

Term Note

On May 17, 2013, HLBE renegotiated its term loan with AgStar in the amount of $17,400,000. HLBE must make equal monthly payments of principal and interest on the term loan based on a 10-year amortization, provided the entire principal balance and accrued and unpaid interest on the term loan is due and payable in full on the maturity date of September 1, 2016.  In addition, HLBE is required to make additional payments annually on debt for up to 25% of the excess cash flow, as defined by the agreement, up to $2,000,000 per year. Through September 1, 2014, the loan bears interest at 5.75% as long as HLBE is in compliance with their debt covenants. On September 1, 2014, the interest term loan will be adjusted to LIBOR plus 3.50% but not less than 5%. The loan agreements are secured by substantially all business assets and are subject to various financial and non-financial covenants that limit distributions and debt and require minimum debt service coverage, net worth, and working capital requirements.  As described above, HLBE was in compliance with the covenants of its master loan agreement with AgStar as of July 31, 2013.

Subordinated Debt

On May 17, 2013, HLBE's Board of Governors loaned HLBE $1,407,000 in convertible secured subordinated debt. The notes bear interest at 7.25% and are due in the aggregate principal amount during May 2018. On October 1, 2014, or immediately prior to the effective time of any sale of all or substantially all of HLBE assets, each holder has the right at the holder's option to irrevocably convert all of such holder's interim subordinated notes into class A units of HLBE, at the rate of $0.30 per class A unit. HLBE reserves the right to issue class B units upon conversion if the principal balance of the 7.25% subordinated secured notes exceeds the authorized class A units at the conversion rate.

GRANITE FALLS ENERGY, LLC
Notes to UNAUDITED Condensed Consolidated Financial Statements
July 31, 2013

Long-term debt consists of the following:

	July 31, 2013	October 31, 2012
Granite Falls Energy:
Capital One Equipment Leasing/Finance (GFE):
Shuttlewagon Railcar Mover (5 year term at 3.875%)	$412,013	$497,636
Revolving Term Loan (GFE)	4,375,970	4,891,952
Heron Lake BioEnergy:
Term note payable to lending institution (HLBE) (including premium of approximately $1.4m)	18,505,863	—
Assessments Payable (HLBE) (including premium of approximately $223k)	2,981,353	—
Notes payable to electrical company (HLBE)	312,500	—
Corn oil recovery system note payable (HLBE)	750,835	—
Notes payable on pipeline assets (HLBE)	1,123,064	—
Subordinated Debt (HLBE)	1,407,000	—
Total debt	29,868,598	5,389,588
Less: Current Maturities	(3,329,924)	(114,718)
Total Long-Term Debt	$26,538,674	$5,274,870

7. LEASES

GFE has a lease agreement with Trinity Industries Leasing Company (“Trinity”) for 75 hopper cars to assist with the transport of distiller's grains by rail through April 2018. GFE will pay Trinity $620 per month plus $0.03 per mile traveled in excess of 36,000 miles per year. Rent expense for these leases was approximately $139,500 for the three month periods ended July 31, 2013 and 2012. Rent expense for these leases was approximately $418,500 for the nine month periods ended July 31, 2013 and 2012.

GFE has lease agreements with three leasing companies for 176 rail car leases for the transportation of GFE's ethanol with various maturity dates through October 2017. The rail car lease payments are due monthly in the aggregate amount of approximately $121,000. Rent expense for these leases was approximately $361,000 and $318,000 for the three month periods ended July 31, 2013 and 2012, respectively. Rent expense for these leases was approximately $1,067,000 and $955,000 for the nine month periods ended July 31, 2013 and 2012, respectively.

HLBE leases equipment, primarily rail cars, under operating leases through 2017. Rent expense for the three months ended July 31, 2013 and 2012 was approximately $406,000 and $650,000, respectively.  Rent expense for the nine months ended July 31, 2013 and 2012 was approximately $1,313,000 and $1,400,000, respectively.

8. MEMBERS' EQUITY

GFE has one class of membership units.   The units have no par value and have identical rights, obligations and privileges.  Income and losses are allocated to all members based upon their respective percentage of units held. As of July 31, 2013 and October 31, 2012, GFE had 30,606 membership units authorized, issued, and outstanding.

GRANITE FALLS ENERGY, LLC
Notes to UNAUDITED Condensed Consolidated Financial Statements
July 31, 2013

9. FAIR VALUE

The following table provides information on those derivative assets measured at fair value on a recurring basis at July 31, 2013:

	Carrying Amount in Balance Sheet July 31, 2013	Fair Value July 31, 2013	Fair Value Measurement Using
			Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial Assets:
Commodity derivative instruments	$688	$688	$688	$—	$—

The following table provides information on those derivative liabilities measured at fair value on a recurring basis at October 31, 2012:

	Carrying Amount in Balance Sheet October 31, 2012	Fair Value October 31, 2012	Fair Value Measurement Using
			Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial Liabilities:
Commodity derivative instruments	$(45,563)	$(45,563)	$(45,563)	$—	$—

GFE determines the fair value of commodity derivative instruments by obtaining fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes and live trading levels from the Chicago Board of Trade market and New York Mercantile Exchange.

10. COMMITMENTS AND CONTINGENCIES

Corn Storage and Grain Handling Agreement and Purchase Commitments

GFE has a corn storage and grain handling agreement with Farmers Cooperative Elevator Company (FCE), a member. Under the current agreement, GFE agrees to purchase all of the corn needed for the operation of the plant from FCE. The price of the corn purchased will be the bid price the member establishes for the plant plus a set fee per bushel. At July 31, 2013, GFE had basis contracts for forward corn purchase commitments with FCE for 1,455,000 bushels for deliveries in August and September 2013. At July 31, 2013, GFE also had 375,000 bushels of stored corn totaling approximately $2,775,000 with FCE that is included in inventory.

Ethanol Contracts

At July 31, 2013, GFE had forward contracts to sell approximately $15,980,000 of ethanol for deliveries in August 2013 through December 2013 which approximates 29% of its anticipated ethanol sales during that period.

Distillers Grain Contracts

At July 31, 2013, GFE had forward contracts to sell approximately $1,580,000 of distillers grain for deliveries in August 2013 through December 2013 which approximates 17% of its anticipated distillers grain sales during that period.

GRANITE FALLS ENERGY, LLC
Notes to UNAUDITED Condensed Consolidated Financial Statements
July 31, 2013

Natural Gas

HLBE has natural gas agreements with a minimum purchase commitment of approximately 1.6 million MMBTU per year until October 31, 2014.

11.  LEGAL PROCEEDINGS

From time to time in the ordinary course of business, GFE and HLBE may be named as a defendant in legal proceedings related to various issues, including without limitation, workers' compensation claims, tort claims, or contractual disputes.  We are not currently a party to any material pending legal proceedings and we are not currently aware of any such proceedings contemplated by governmental authorities.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three and nine month periods ended July 31, 2013, compared to the same period of the prior fiscal year. This discussion should be read in conjunction with the condensed financial statements and notes and the information contained in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2012.

Disclosure Regarding Forward-Looking Statements

This report contains historical information, as well as forward-looking statements. These forward-looking statements include any statements that involve known and unknown risks and relate to future events and our expectations regarding future performance or conditions. Words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “intend,” “could,” “hope,” “predict,” “target,” “potential,” or “continue” or the negative of these terms or other similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. These forward-looking statements, and others we make from time to time, are subject to a number of risks and uncertainties. Many factors could cause actual results to differ materially from those projected in forward-looking statements. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include, but are not limited to:

•	Changes in the availability and price of corn and natural gas;

•	Demand for corn exceeding supply; and corresponding corn price increases;

•	Changes in our business strategy, capital improvements or development plans;

•	Our ability to profitably operate the ethanol plant and maintain a positive spread between the selling price of our products and our raw materials costs;

•	Results of our hedging transactions and other risk management strategies;

•	Decreases in the market prices of ethanol and distillers grains;

•	Ethanol supply exceeding demand; and corresponding ethanol price reductions;

•	Changes in the environmental regulations that apply to our plant operations and changes in our ability to comply with such regulations;

•	Changes in plant production capacity or technical difficulties in operating the plant;

•	The performance of Heron Lake BioEnergy, LLC, an ethanol production company in which we indirectly own approximately 63.3% of the outstanding membership units;

•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;

•	Lack of transport, storage and blending infrastructure preventing ethanol from reaching high demand markets;

•	Changes in federal and/or state laws or regulations, including the elimination or modification of the federal renewable fuels standard;

•	Changes and advances in ethanol production technology;

•	Effects of mergers, consolidations or contractions in the ethanol industry;

•	Competition from alternative fuel additives;

•	The development of infrastructure related to the sale and distribution of ethanol;

•	Our inelastic demand for corn, as it is the only available feedstock for our plant;

•	Our ability to retain key employees and maintain labor relations;

•	Changes to our current water intake system, or our ability to cost-effectively construct a modified water intake system;

•	The imposition of tariffs or other duties on ethanol imported into Europe; and

•	Volatile commodity and financial markets.
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

On July 31, 2013, we indirectly acquired 63.3% of the outstanding membership units of Heron Lake BioEnergy, LLC (“HLBE”) through our purchase of 100% of the membership units of Project Viking, L.L.C. (“Project Viking”), for a total purchase price of $17,024,500. HLBE owns a 50 million gallon per year ethanol plant located in Heron Lake, Minnesota, but is currently permitted to produce up to 59.2 million gallons. Immediately following the closing of the transaction, Project Viking owned 24,080,949 Class A units and 15,000,000 Class B units of HLBE, for a total of 39,080,949 units, or 63.3% of the 61,697,104 total units outstanding. As a result, under HLBE's member control agreement, Project Viking is entitled to appoint five (5) of the nine (9) governors to HLBE's board of governors. As part of the acquisition, we entered into a Management Services Agreement with HLBE. Under the Management Services Agreement, we agreed to supply our personnel to act as part-time officers and managers of HLBE for the positions of Chief Executive Officer, Chief Financial Officer, and Commodity Risk Manager. The initial term of the Management Services Agreement is three years. At the expiration of the initial term, the Management Services Agreement will automatically renew for successive one-year terms unless and until either party gives the other party 90 days written notice of termination prior to expiration of the initial term or the start of a renewal term. The Management Services Agreement may also be terminated by either party for cause under certain circumstances.

The assets and liabilities of Project Viking were recorded at their respective estimated fair values as of the date of the acquisition using generally accepted accounting principles for business combinations. The value of the 36.7% noncontrolling interest was determined by using the fair value method by using the most recent arms-length transaction of HLBE's units that did not include a control premium. Since the acquisition occurred on the last day of our fiscal third quarter, there were no revenues or expenses of HLBE consolidated in our statement of operations. As such, there was also no portion of our net income attributable to non-controlling interests during the three or nine month periods ended July 31, 2013.

As of the date of this report, Granite Falls Energy has 37 full time employees. Ten of these employees are involved primarily in management and administration. The remaining employees are involved primarily in plant operations. We do not currently anticipate any significant change in the number of employees at our plant.

Results of Operations for the Three Months Ended July 31, 2013 and 2012

The following table shows the results of our operations and the approximate percentage of revenues, costs of goods sold, operating expenses and other items to total revenues in our unaudited consolidated statements of operations for the three months ended July 31, 2013 and 2012:

	2013		2012
Income Statement Data	Amount	%	Amount	%
Revenue	$48,884,076	100.0%	$42,435,763	100.0%
Cost of Goods Sold	46,173,897	94.5%	42,381,070	99.9%
Gross Profit	2,710,179	5.5%	54,693	0.1%
Operating Expenses	513,021	1.0%	651,880	1.5%
Operating Income (Loss)	2,197,158	4.5%	(597,187)	(1.4)%
Other Income (Expense), net	(23,457)	—%	31,550	0.1%
Net Income (Loss)	$2,173,701	4.4%	$(565,637)	(1.3)%

Revenues

Our revenues from operations come from three primary sources: sales of fuel ethanol, sales of distillers grains and sales of corn oil. Our results of operations will continue to be affected by volatility in the commodity markets. In the event that we experience a prolonged period of negative operating margins, our liquidity may be negatively impacted.

The following table shows the sources of our revenue for the three months ended July 31, 2013:

Revenue Sources	Amount	Percentage of Total Revenues

Ethanol sales	$38,828,430	79.4%
Distillers grains sales	8,609,775	17.6%
Corn oil sales	1,445,871	3.0%
Total Revenues	$48,884,076	100.0%
The following table shows the sources of our revenue for the three months ended July 31, 2012:

Revenue Sources	Amount	Percentage of Total Revenues

Ethanol sales	$32,999,732	77.8%
Distillers grains sales	8,054,122	19.0%
Corn oil sales	1,381,909	3.2%
Total Revenues	$42,435,763	100.0%

In the three month period ended July 31, 2013, ethanol sales comprised 79.4% of our revenues and distillers grains sales comprised 17.6% percent of our revenues, while corn oil sales comprised 3.0% of our revenues. For the three month period ended July 31, 2012, ethanol sales comprised 77.8% of our revenue, distillers grains sales comprised 19.0% of our revenue, while corn oil sales comprised 3.2% of our revenues.

The average ethanol sales price we received for the three month period ended July 31, 2013 was approximately 13.1% higher than our average ethanol sales price for the comparable 2012 period. Management attributes the increase in our average ethanol sales price to decreased ethanol inventories and a decrease in ethanol production in the industry compared to the prior year. Downward pressure on ethanol prices throughout much of calendar year 2012, combined with increased corn prices particularly during the last half of calendar 2012, have caused some ethanol plants to suspend or reduce production, leading to the decrease in ethanol inventories and production. As ethanol prices increase, some plants that have suspended or reduced production may resume or increase production, which may once again pressure ethanol prices downward. Management anticipates that the price of ethanol will continue to be volatile during the remainder of our 2013 fiscal year. Our volume of ethanol sold during the three month period ended July 31, 2013 was approximately 4.1% higher than the volume sold for the comparable 2012 period as we have continued to increase production efficiencies.

Our revenues from distillers grains increased during the three months ended July 31, 2013 compared to the same period of 2012 as a result of higher prices and greater quantities of distillers grains produced and sold during the three months ended July 31, 2013 compared to the same period of 2012. The price we received for our dried distillers grains in the three month period ended July 31, 2013 was approximately 5.7% higher than the price we received during the three months ended July 31, 2012. Management believes these higher distillers grains prices are a result of the high price of other feed products available to livestock producers. We anticipate that the market price of our dried distillers grains will continue to be volatile as a result of changes in the price of corn and competing animal feed substitutes such as soybean meal. Recent downward pressure on corn prices may contribute to lower distillers grains prices moving forward. Volatility in distillers grains supplies related to changes in ethanol production is another factor that may impact the sales price of our distillers grains. As plants that have suspended or reduced production begin to resume or increase production, distillers grains prices may be pushed downward. Additionally, our quantity of distillers grains sold increased approximately 2.2% in the three month period ended July 31, 2013 compared to the three months ended July 31, 2012. This increase in quantity sold was largely a result of increased production during the three months ended July 31, 2013 as compared to the three months ended July 31, 2012. Although we had higher prices and greater quantities of distillers grains produced and sold, distillers grains sales comprised a smaller percentage of our total revenues during the three months ended July 31, 2013 relative to the same period during the prior year, due to increases in the price and quantity sold of ethanol discussed above.

Corn oil revenues increased during the three months ended July 31, 2013 compared to the same period of 2012. Corn oil sales accounted for approximately 3.0% of our revenues during our quarter ended July 31, 2013 compared to 3.2% for our quarter ended July 31, 2012. The price we received for our corn oil decreased by approximately 11.0% during the three months ended July 31, 2013 compared to the same period of 2012. However, offsetting this price decrease, our total volume of corn oil sold increased by 17.5% as a result higher production rates at our facility and increased extraction efficiencies. Management attributes the decrease in corn oil prices to additional corn oil entering the market. However, increased use of corn oil by biodiesel producers and animal feeders have continued to support demand.

Cost of Goods Sold

Our costs of goods sold as a percentage of revenues were 94.5% for the three month period ended July 31, 2013 compared to 99.9% for the same period of 2012. Our two largest costs of production are corn (79.7% of cost of goods sold for our three months ended July 31, 2013) and natural gas (3.7% of cost of goods sold for our three months ended July 31, 2013). Our total cost of goods sold increased to $46,173,897 for the three months ended July 31, 2013 from $42,381,070 in the three months ended July 31, 2012. The volume of corn we processed was up 0.3% for the three months ended July 31, 2013 as compared to the same period for our 2012 fiscal year. Additionally, our per bushel corn costs decreased by approximately 0.3% for the three months ended July 31, 2013 as compared to the same period for our 2012 fiscal year. Tight corn supply following last growing season's drought continued to place upward pressure on corn prices during the first two months of the three month period ended July 31, 2013. Although the 2012 drought did not impact corn production in Minnesota to the same extent as other corn producing states, as a local consumer of corn we must nevertheless be cost competitive when sourcing corn in order to procure sufficient quantities for ethanol production. However, during the last month of the three month period ended July 31, 2013, corn prices began to soften as harvest for the 2013 growing season neared. The USDA's World Agricultural Supply and Demand Estimates published on August 12, 2013 projects domestic corn production of 13.76 billion bushels for the 2013 growing season, a decrease from previous estimates but still a significant increase over the estimate of 10.78 billion bushels produced during the 2012 growing season. However, weather conditions, including the possibility of early frosts, remain a threat to the 2013 crop. Management anticipates that corn prices will remain volatile for the duration of our 2013 fiscal year.

For the three month period ended July 31, 2013, we experienced an increase of approximately 3.7% in our overall natural gas costs compared to the same period of 2012. Natural gas prices continue to remain low compared to historic averages. We expect the market price for natural gas to remain steady in the near term as we continue to enjoy an abundant supply of domestic natural gas, due in part to the continued commissioning of new, highly productive natural gas wells.

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

We experienced an approximate $343,000 combined realized and unrealized gain for the three month period ended July 31, 2013 related to our corn derivative instruments, which decreased our cost of goods sold. By comparison, we experienced an approximate $50,000 combined realized and unrealized gain for the three months ended July 31, 2012 related to our corn derivative instruments, which decreased our cost of goods sold. We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn in cost of goods sold as the changes occur.  As corn prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance.

Operating Expenses

Our operating expenses as a percentage of revenues decreased to 1.0% for the three month period ended July 31, 2013 from 1.5% for the same period ended July 31, 2012. Our total operating expenses for the three months ended July 31, 2013 as compared to the same period for our 2012 fiscal year decreased. We continue to focus on increasing our operating efficiency and we strive to lower our operating expenses.

Operating Income (Loss)

Our income (loss) from operations for the three months ended July 31, 2013 was income of approximately $2,197,000 compared to a loss from operations of approximately $597,000 for the three months ended July 31, 2012. This increase in our operating income is primarily due to more favorable operating margins.

Other Income (Expense), Net

Our other income (expense), net for the three months ended July 31, 2013 was an expense of approximately $23,000, compared to income of approximately $32,000 for the three months ended July 31, 2012. This change is primarily a result of increased interest expense during the quarter ended July 31, 2013 as compared to the same period the prior year, attributable to borrowings on our United FCS credit facilities, as well as decreased other income attributable to a decrease in miscellaneous income.

Results of Operations for the Nine Months Ended July 31, 2013 and 2012

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our unaudited consolidated statement of operations for the nine months ended July 31, 2013 and 2012:

	2013		2012
Income Statement Data	Amount	%	Amount	%
Revenue	$144,021,800	100.0%	$125,206,661	100.0%
Cost of Goods Sold	136,849,505	95.0%	120,806,601	96.5%
Gross Profit	7,172,295	5.0%	4,400,060	3.5%
Operating Expenses	1,658,681	1.2%	1,906,097	1.5%
Operating Income	5,513,614	3.8%	2,493,963	2.0%
Other Income (Expense), net	(86,543)	(0.1)%	99,154	0.1%
Net Income	$5,427,071	3.7%	2,593,117	2.1%

Revenues

The following table shows the sources of our revenue for the nine months ended July 31, 2013:

Revenue Sources	Amount	Percentage of Total Revenues

Ethanol sales	$111,323,925	77.3%
Distillers grains sales	28,861,379	20.0%
Corn oil sales	3,836,496	2.7%
Total Revenues	$144,021,800	100.0%
The following table shows the sources of our revenue for the nine months ended July 31, 2012:

Revenue Sources	Amount	Percentage of Total Revenues

Ethanol sales	$100,447,367	80.2%
Distillers grains sales	21,616,740	17.3%
Corn oil sales	3,142,554	2.5%
Total Revenues	$125,206,661	100.0%

Our total revenues were higher for the nine months ended July 31, 2013 compared to the same period of 2012. With respect to ethanol, we sold approximately 4.4% more gallons of ethanol during the nine months ended July 31, 2013 than we did in the same period of 2012. Additionally, the price we received for our ethanol was approximately 6.2% higher for the nine months ended July 31, 2013 compared to the same period of 2012.

The average price we received for our distillers grains was approximately 24.5% higher for the first nine months of our 2013 fiscal year compared to the same period of 2012. We also sold approximately 7.3% more tons of distillers grains during the first nine months of our 2013 fiscal year compared to the same period of 2012.

We sold approximately 36.5% more pounds of corn oil during the first nine months of our 2013 fiscal year compared to the same period of 2012. However, offsetting our increase in corn oil sales, our average price per pound of corn oil decreased by approximately 10.6% for the first nine months of our 2013 fiscal year compared to the same period of 2012.

Cost of Goods Sold

Our costs of goods sold were higher for the first nine months of our 2013 fiscal year compared to the same period of our 2012 fiscal year. However, our costs of good sold as a percentage of our revenues decreased for the first nine months of our 2013 fiscal year compared to the same period of our 2012 fiscal year. Our average cost per bushel of corn was approximately 7.6% higher during the first nine months of our 2013 fiscal year compared to the same period of 2012. Additionally, we ground approximately 4.3% more corn during the first nine months of our 2013 fiscal year compared to the same period of 2012 due to our increased production.

Our natural gas costs increased during the first nine months of our 2013 fiscal year compared to the same period of 2012. Our total cost of natural gas was approximately 15.8% higher during the first nine months of our 2013 fiscal year compared to the same period of 2012.

We experienced an approximate $370,000 combined realized and unrealized gain for the nine months ended July 31, 2013 related to our corn derivative instruments, which decreased our cost of goods sold. By comparison, we experienced an approximately $1,251,000 combined realized and unrealized loss for the nine months ended July 31, 2012 related to our corn derivative instruments, which increased our cost of goods sold. We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn in cost of goods sold as the changes occur.  As corn prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance.

Operating Expenses

Our total operating expenses and our operating expenses as a percentage of revenues decreased in the nine months ended July 31, 2013 when compared to the same period ended July 31, 2012. The decrease in our operating expenses for the nine months ended July 31, 2013 as compared to the same period for our 2012 fiscal year is due primarily to a decrease in personnel expenses following the accrual of our former Chief Executive Officer's bonus and vacation during the nine months ended July 31, 2012 in connection with his departure from the Company, as well as a decrease in professional service expense in the nine months ended July 31, 2013 compared to the nine months ended July 31, 2012, when we conducted studies related to our rail infrastructure and water intake.

Other Income (Expense), Net

We had other expense, net for the nine months ended July 31, 2013 of approximately $87,000 compared to other income, net of approximately $99,000 for the nine months ended July 31, 2012. This change resulted primarily from increased interest expense during the nine months ended July 31, 2013 as compared to the same period the prior year, attributable to borrowings on our United FCS credit facilities, as well as decreased miscellaneous income.

Changes in Financial Condition for the Nine Months Ended July 31, 2013

The following table highlights our financial condition at July 31, 2013 and October 31, 2012:

	July 31, 2013	October 31, 2012
Current Assets	$23,783,652	$20,715,050
Current Liabilities	$15,668,019	$6,002,937
Revolving Term Loan	$11,372,149	$—
Long-Term Debt	$26,538,674	$5,274,870
Members' Equity	$55,282,396	$49,855,325
Non-controlling Interest	$6,784,847	$—

On July 31, 2013, we indirectly acquired 63.3% of the outstanding membership units of HLBE through our purchase of 100% of the membership units of Project Viking for a total purchase price of $17,024,500. This acquisition impacted our financial condition as of July 31, 2013. The assets and liabilities of Project Viking were recorded at their respective estimated fair values as of the date of the acquisition using generally accepted accounting principles for business combinations.

Our total assets were approximately $115,646,000 at July 31, 2013 compared to approximately $61,133,000 at October 31, 2012. Included in our total assets is an approximate $49,421,000 increase in net property, plant and equipment resulting primarily from our acquisition of Project Viking, as HLBE owns a 50 million gallon per year ethanol plant. Current assets totaled approximately $23,784,000 at July 31, 2013, which is more than our current assets as of October 31, 2012, which totaled approximately $20,715,000.

Total current liabilities increased and totaled approximately $15,668,000 at July 31, 2013 and approximately $6,003,000 at October 31, 2012. This increase was mainly due to promissory notes totaling approximately $9,025,000 related to our acquisition of Project Viking.

At October 31, 2012 we had no revolving term loan, as compared to a revolving term loan of approximately $11,372,000 as of July 31, 2013. This revolving term loan reflects amounts owed by HLBE to its lender plus a premium related to a fair value adjustment.

Our long-term debt increased from approximately $5,275,000 at October 31, 2012 to approximately $26,539,000 at July 31, 2013, resulting primarily from our acquisition of Project Viking, as HLBE has a term note payable to its lender of approximately $17,137,000 as well as other long-term liabilities.

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

We have completed several de-bottlenecking projects and we are in the process of completing our remaining projects. Each of these projects help our facility to be more efficient, productive and improve the environmental aspects of our process. For the three and nine month periods ended July 31, 2013 we have incurred approximately $120,000 and $1,152,000, respectively, in costs associated with our equipment construction projects. For the three and nine month periods ended July 31, 2012 we incurred approximately $985,000 and $4,985,000, respectively, in costs associated with our equipment construction projects. Since starting our de-bottlenecking projects we have incurred approximately $6,287,000 associated with the cost of these equipment improvements.

We expect to have sufficient cash generated by continuing operations and current lines of credit to cover our usual operating costs, which consist primarily of our corn supply, our natural gas supply, de-bottlenecking projects, staffing expense, office expense, audit and legal compliance, working capital costs and debt service obligations.

HLBE also produces fuel-grade ethanol, distillers grains and crude corn oil for sale. HLBE's plant has an approximate annual production capacity of 50 million gallons of ethanol. Our Chief Executive Officer and Chief Financial Officer also hold those same offices with HLBE pursuant to the Management Services Agreement between us and HLBE.

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

The following chart shows the average cash price per gallon of ethanol in Minnesota from January 2011 through September 1, 2013, as compiled by the USDA Agricultural Marketing Service.

According to the Renewable Fuels Association (“RFA”), as of September 7, 2013, there were 209 ethanol plants nationwide with the capacity to produce approximately 14.7 billion gallons of ethanol annually. The RFA estimates that plants with an annual production capacity of approximately 13.4 billion gallons are currently operating and that approximately 8.5% of the nameplate production capacity is not currently operational. Management believes the production capacity of the ethanol industry is greater than ethanol demand which may depress ethanol prices.

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

The ethanol production process requires a reliable water supply. The removal of a dam on the Minnesota River located downstream from our water intake structure has resulted in the water level lowering below our current intake structure. We have opted to upgrade our intake structure, finding that option preferable to acquiring ownership of the dam prior to its removal. We are working on plans for this upgrade and expect to complete the necessary modifications during the fourth quarter of our 2013 fiscal year. We currently estimate that this project will cost a total of $1,000,000 and anticipate using a combination of cash flows from fiscal 2013 operations and the Company's debt facilities to fund the entire upgrade. However, the actual cost may be different than our current estimate.

Trends and Uncertainties Impacting the Corn and Natural Gas Markets and Our Future Cost of Goods Sold

Our costs of our goods sold consist primarily of costs relating to the corn and natural gas supplies necessary to produce ethanol and distillers grains for sale. We grind approximately 1,800,000 bushels of corn each month at our ethanol plant in Granite Falls, Minnesota. For the quarter ended July 31, 2013, our average cost of corn per bushel, net of hedging activity, was approximately $0.018 less than our cost of corn for the same period ended July 31, 2012. HLBE also requires substantial quantities of corn for its ethanol plant in Heron Lake, Minnesota.

Corn prices remain above historical averages. Tight corn supply following last growing season's drought continued to place upward pressure on corn prices during the first two months of the three month period ended July 31, 2013. However, during the last month of the three month period ended July 31, 2013, corn prices began to soften as harvest for the 2013 growing season neared. The USDA's World Agricultural Supply and Demand Estimates published on August 12, 2013 projects domestic corn production of 13.76 billion bushels for the 2013 growing season, a decrease from previous estimates but still a significant increase over the estimate of 10.78 billion bushels produced during the 2012 growing season. However, weather conditions, including the possibility of early frosts, remain a threat to the 2013 crop. Management anticipates that corn prices will remain volatile for the duration of our 2013 fiscal year. If a period of high corn prices were to be sustained following the 2013 harvest, such pricing may reduce our ability to generate income because of the higher cost of operating our plant.

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

Contracting Activity

Farmers Cooperative Elevator Company supplies corn to our Granite Falls, Minnesota ethanol plant. Eco-Energy, LLC markets our ethanol and Renewable Products Marketing Group, LLC (“RPMG”) markets our distillers grains and our corn oil produced at the Granite Falls plant. Each of these contracts is critical to our success and we are very dependent on each of these companies. Accordingly, the financial stability of these partners is critical to the successful operation of our business. We independently market a small portion of our ethanol production as E-85 to local retailers. HLBE also has a corn supply agreement for its ethanol production plant in Heron Lake, Minnesota and a product marketing agreement for the distillers grains and corn oil produced at that plant. Those agreements and any similar subsequent agreements will also be critical to our success.

Our Chief Executive Officer and Chief Financial Officer also hold those same offices with HLBE pursuant to the Management Services Agreement between us and HLBE. As the indirect owner of approximately 63.3% of HLBE's outstanding membership units, HLBE's financial condition and results of operations will impact our financial condition and results of operations. As such, the ability of our Chief Executive Officer and Chief Financial Officer to successfully manage HLBE is critical to our success.

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

As of July 31, 2013, we recorded a net asset for our derivative instruments in the amount of $688. As of October 31, 2012, we recorded a net liability for our derivative instruments in the amount of $45,563. There are several variables that could affect the extent to which our derivative instruments are impacted by fluctuations in the price of corn, ethanol, denaturant or natural gas. However, it is likely that commodity cash prices will have the greatest impact on the derivative instruments with delivery dates nearest the current cash price. As we move forward, additional protection may be necessary. As the prices of these hedged commodities move in reaction to market trends and information, our statement of operations will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for Granite Falls Energy.

At July 31, 2013, we had fixed basis contracts for forward corn purchase commitments totaling approximately 1,455,000 bushels. We also had 375,000 bushels of stored corn included in inventory at July 31, 2013.

The derivative accounts are reported at fair value. We have categorized the cash flows related to the hedging activities with cash provided by operations, in the same category as the item being hedged.

Critical Accounting Estimates

Management uses estimates and assumptions in preparing our condensed consolidated financial statements in accordance with generally accepted accounting principles in the United States of America. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. The Company uses estimates and assumptions in accounting for the following significant matters, among others: economic lives of property, plant, and equipment, valuation of commodity derivatives and inventory, the assumptions used in the impairment analysis of long-lived assets, and the assumptions used to estimate the fair market value of acquired assets and liabilities. Actual results may differ from previously estimated amounts, and such differences may be material to our condensed consolidated financial statements. The Company periodically reviews estimates and assumptions, and the effects of revisions are reflected in the period in which the revision is made.

Liquidity and Capital Resources

The following table shows our cash flows for the nine months ended July 31, 2013 and 2012:

	2013	2012
Net cash provided by operating activities	$9,817,974	$5,579,821
Net cash used in investing activities	(8,242,119)	(5,737,521)
Net cash used in financing activities	(601,605)	(9,270,145)

Operating Cash Flows. Cash provided by operating activities was approximately $9,818,000 for the nine months ended July 31, 2013, as compared to cash provided by operations of approximately $5,580,000 for the nine months ended July 31, 2012. Currently, our capital needs are being adequately met through cash flows from our operating activities and our currently available credit facilities.

Investing Cash Flows. Cash used in investing activities was approximately $8,242,000 for the nine months ended July 31, 2013, compared to cash used in investing activities of approximately $5,738,000 for the nine months ended July 31, 2012. During the nine months ended July 31, 2013 we paid approximately $6,977,000 for Project Viking, net of cash acquired. We also made payments totaling approximately $1,805,000 for capital expenditures during the nine months ended July 31, 2013, compared to payments of approximately $2,270,000 for the nine months ended July 31, 2012. Additionally, during the nine months ended July 31, 2013 we received proceeds from the sale of land of approximately $540,000, as compared to the nine months ended July 31, 2012, when we made payments totaling approximately $3,467,000 for land acquisitions.

Financing Cash Flows. Cash used in financing activities was approximately $602,000 for the nine months ended July 31, 2013, consisting entirely of payments made on our credit facilities. For the the nine months ended July 31, 2012, our cash used in financing activities was approximately $9,270,000, most of which was used to pay a distribution to our members.

Indebtedness

Granite Falls Energy

In August 2012, the Company entered into two credit facilities, one short-term and one long-term, with United FCS. CoBank serves as administrative agent for United FCS for these credit facilities. These facilities replaced the Company's prior $6,000,000 revolving line of credit with Minnwest Bank M.V. of Marshall, MN.

Short-Term Debt Sources

The Company's short-term credit facility with United FCS is a revolving line of credit. This facility allows us to borrow, repay, and reborrow up to $6,000,000 subject to a borrowing base calculation. Final payment of amounts borrowed under this credit facility is due August 1, 2014. Amounts borrowed under the revolving line of credit bear interest at one of three interest rate options selected by us, (i) at a variable weekly rate equal to 2.65% above the rate quoted by the British Bankers Association for the offering of one-month U.S. Dollar deposits, (ii) at a fixed rate to be quoted by CoBank, or (iii) at a fixed rate for up to 12 months equal to LIBOR plus 2.65%. Interest on amounts borrowed is payable monthly in arrears. We expect to utilize this credit facility to finance inventory and receivables as needed. As of July 31, 2013, we have not yet made any advances on this line of credit.

The Company also has letters of credit totaling $337,928 as part of a credit requirement of Northern Natural Gas. In August 2012, these letters of credit were transferred to United FCS as part of the new credit facilities. These letters of credit reduce the amount available under our line of credit to approximately $5,662,000.

On July 31, 2013, the Company indirectly acquired 63.3% of the outstanding membership units of HLBE through our purchase of 100% of the membership units of Project Viking for a total purchase price of $17,024,500. The purchase price included the Company's issuance of a promissory note in the amount of $4,024,500 due to the prior owners of Project Viking. This note matured on August 30, 2013 and was paid off in full by the Company on August 26, 2013 using cash from operations. The Company's purchase price for the acquisition of Project Viking also included the Company's assumption of the obligations under a $5,000,000 promissory due to Granite Falls Bank. This note was due upon the demand of Granite Falls Bank, or if no demand was made, then on September 23, 2013. The Company paid off this note in full on August 19, 2013 using cash from operations.

Long-Term Debt Sources

The Company's long-term credit facility with United FCS is a revolving term loan. Under this facility we may borrow, repay, and reborrow up to $8,000,000. However, the amount available for borrowing under this facility reduces by $1,000,000 every six months, beginning September 1, 2013, with final payment due March 1, 2017. Amounts borrowed under the revolving term loan bear interest at one of three interest rate options selected by us, (i) at a variable weekly rate equal to 2.90% above the rate quoted by the British Bankers Association for the offering of one-month U.S. Dollar deposits, (ii) at a fixed rate to be quoted by CoBank, or (iii) at a fixed rate for up to 12 months equal to LIBOR plus 2.90%. Interest on amounts borrowed is payable monthly in arrears. We have used this credit facility to fund our rail infrastructure improvement project and working capital. As of July 31, 2013, the outstanding balance on our revolving term loan was $4,375,970 and the interest rate as of that date was 3.09%.

The Company's credit facilities with United FCS require the Company to comply with certain financial covenants. As of July 31, 2013, we were in compliance with our financial covenants and expect to remain in compliance throughout our 2013 fiscal year.

Our credit facilities with United FCS are secured by substantially all our assets. There are no savings account balance collateral requirements as part of our credit facilities.

In December 2011, the Company purchased a shuttlewagon railcar mover for use at its facility. The Company financed the entire purchase price through Capital One Equipment Leasing and Finance. As of July 31, 2013, the loan balance was approximately $412,000, of which approximately $294,000 is classified as long-term debt. The note is on a five-year term at a fixed annual interest rate of 3.875%.

Heron Lake BioEnergy

HLBE has a $20.5 million revolving line of credit, which matures in September 2016. Amounts borrowed by HLBE under the term revolving loan and repaid or prepaid may be re-borrowed at any time prior to maturity date of the term revolving loan, provided that outstanding advances may not exceed the amount of the term revolving loan commitment. Amounts outstanding on the term revolving loan bear interest at a variable rate equal to the greater of a LIBOR rate plus 3.50% or 5.0%, payable monthly.  At July 31, 2013, the revolving line of credit carried an interest rate of LIBOR plus 3.5%, but the total interest rate may not be less than 5.0%. HLBE also pays an unused commitment fee on the unused portion of the term revolving loan commitment at the rate of 0.35% per annum, payable in arrears in quarterly installments during the term of the term revolving loan. At July 31, 2013, the amount borrowed under the revolving line of credit was $10,650,377 plus a fair value adjustment premium of approximately $722,000. At July 31, 2013, HLBE had an additional $9.8 million available under this revolving line of credit. The amount available under the revolving line of credit is reduced by $2 million at October 31 each year until September 2016, when the unpaid balance is due.

HLBE also has a term loan with its lender. The amount outstanding on the term loan as of July 31, 2013 was approximately $17,137,000. HLBE must make equal monthly payments of principal and interest on the term loan based on a 10-year amortization, provided the entire principal balance and accrued and unpaid interest on the term loan is due and payable in full on the maturity date of September 1, 2016.  In addition, HLBE is required to make additional payments annually on debt for up to 25% of the excess cash flow, as defined by the agreement, up to $2 million per year. Through September 1, 2014, the loan bears interest at 5.75% as long as HLBE is in compliance with its debt covenants. On September 1, 2014, the interest rate on the term loan will be adjusted to LIBOR plus 3.50%, but the total interest rate may not be less than 5.0%. The loan agreements are secured by substantially all of HLBE's business assets and are subject to various financial and non-financial covenants that limit distributions and debt and require minimum debt service coverage, net worth, and working capital requirements.  HLBE was in compliance with the covenants of its master loan agreement with its lender as of July 31, 2013.

On May 17, 2013, HLBE issued approximately $1.4 million in convertible secured subordinated debt. The notes bear interest at 7.25% and are due in the aggregate principal amount during May 2018. On October 1, 2014, or immediately prior to the effective time of any sale of all or substantially all of HLBE's assets, each holder has the right at the holder's option to irrevocably convert all of such holder's interim subordinated notes into class A units of HLBE, at the rate of $0.30 per class A unit. HLBE reserves the right to issue class B units upon conversion if the principal balance of the 7.25% subordinated secured notes exceeds the authorized class A units at the conversion rate.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from our credit facilities with United FCS, PCA. Specifically, we have $4,375,969 outstanding in variable rate debt as of July 31, 2013. The specifics of these credit facilities are discussed in greater detail in “Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Indebtedness.”

Below is a sensitivity analysis we prepared regarding our income exposure to changes in interest rates. The sensitivity analysis below shows the anticipated effect on our income from a 10% adverse change in interest rates for a one-year period.

Outstanding Variable Rate Debt at July 31, 2013	Interest Rate at July 31, 2013	Interest Rate Following 10% Adverse Change	Annual Adverse Change to Income
$4,375,969	3.09%	3.4%	$13,522

The variable rate debt of HLBE is not included in the table above because such debt is subject to a minimum 5% interest rate. At July 31, 2013, HLBE's variable rate debt carried an interest rate of LIBOR plus 3.5%, subject to the 5% minimum rate. At July 31, 2013, even if LIBOR as of that date increased by 10%, HLBE's variable rate debt would remain at the minimum 5% interest rate.

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

A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the fair value of our corn and natural gas prices and average ethanol price as of July 31, 2013, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for both the Granite Falls, Minnesota and Heron Lake, Minnesota production plants for a one year period from July 31, 2013. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of July 31, 2013	Approximate Adverse Change to Income
Natural Gas	3,095,100	MMBTU	10%	$1,331,000
Ethanol	114,433,000	Gallons	10%	$25,175,000
Corn	41,930,000	Bushels	10%	$25,997,000

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

Our management, including our Chief Executive Officer and General Manager (the principal executive officer), Steve Christensen, along with our Chief Financial Officer (the principal financial officer), Stacie Schuler, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2013. Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Our management, including our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred during the quarter ended July 31, 2013 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time in the ordinary course of business, Granite Falls Energy, LLC and Heron Lake BioEnergy, LLC may be named as a defendant in legal proceedings related to various issues, including workers' compensation claims, tort claims, or contractual disputes. We are not currently involved in any material legal proceedings.

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

Risks Relating to Our Business

Our purchase of membership units of Heron Lake BioEnergy, LLC will impact our financial condition and results of operations. On July 31, 2013, we indirectly acquired 63.3% of the outstanding membership units of Heron Lake BioEnergy, LLC (“HLBE”) through our purchase of 100% of the membership units of Project Viking, L.L.C. (“Project Viking”), for a total purchase price of $17,024,500. As a result of this acquisition, HLBE's financial condition and results of operations will impact our financial condition and results of operations. HLBE owns a 50 million gallon per year ethanol plant located in Heron Lake, Minnesota. As an ethanol production company, HLBE faces many of the same risks that we face. If HLBE's financial condition deteriorates or HLBE's results of operations are unfavorable, the value of our membership units may be reduced.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits.

(a)	The following exhibits are included in this report.

Exhibit No.	Exhibit
10.1	Membership Interest Purchase Agreement effective July 31, 2013 by and between Granite Falls Energy, LLC and Roland J. Fagen and Diane K. Fagen.*
10.2	Subscription Agreement Including Investment Representations, dated July 31, 2013, by and between Heron Lake BioEnergy, LLC and Project Viking, L.L.C.*
10.3	Subscription Supplement Agreement dated July 31, 2013, by and among Heron Lake BioEnergy, LLC, Granite Falls Energy, LLC and Project Viking, L.L.C.*
10.4	Management Services Agreement effective as of July 31, 2013 between Granite Falls Energy, LLC and Heron Lake BioEnergy, LLC.*
10.5	Secured Promissory Note dated July 31, 2013, between Roland (Ron) J. Fagen and Diane K. Fagen, jointly as Holder, and Granite Falls Energy, LLC, as Borrower.*
10.6	Promissory Note, dated July 23, 2013, between Granite Falls Bank, as Lender, and Project Viking, L.L.C. and Roland J. (Ron) Fagen, as Borrower.*
10.7	Assumption Agreement among Granite Falls Energy, LLC, Project Viking, L.L.C., Roland J. Fagen and Granite Falls Bank.*
10.8	Creditor and Debtors Agreement dated July 31, 2013 by and among Granite Falls Energy, LLC, Project Viking, L.L.C., Roland “Ron” J. Fagen and Granite Falls Bank.*
10.9	Revolving Credit Supplement dated July 26, 2013 between United FCS, PCA and Granite Falls Energy, LLC.*
31.1	Certification of Chief Executive Officer pursuant to 17 CFR 240.13a-14(a)*
31.2	Certification of Chief Financial Officer pursuant to 17 CFR 240.13a-14(a)*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350*
101
The following financial information from Granite Falls Ethanol, LLC's Quarterly Report on Form 10-Q for the quarter ended July 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of July 31, 2013 and October 31, 2012, (ii) Condensed Statements of Operations for the three and nine months ended July 31, 2013 and 2012, (iii) Statements of Cash Flows for the nine months ended July 31, 2013 and 2012, and (iv) the Notes to Condensed Financial Statements.**

* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANITE FALLS ENERGY, LLC

Date:	September 16, 2013	/s/ Steve Christensen
Steve Christensen
Chief Executive Officer

Date:	September 16, 2013	/s/ Stacie Schuler
Stacie Schuler
Chief Financial Officer