Form 10-K
period 2013-10-31
Granite Falls Energy, LLC
filed 2014-01-29
CIK 1181749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended October 31, 2013

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
☐ Yes     ☒ No

The aggregate market value of the membership units held by non-affiliates of the registrant was $21,185,000 as of April 30, 2013. The membership units are not listed on an exchange or otherwise publicly traded. Additionally, the membership units are subject to significant restrictions on transfer under the registrant's operating and member control agreement. The value of the membership units for this purpose has been based solely upon the initial offering price of the membership units. In determining this value, the registrant has assumed that all of its governors, chief executive officer, chief financial officer and beneficial owners of 5% or more of its outstanding membership units are affiliates, but this assumption shall not apply to or be conclusive for any other purpose.
As of January 29, 2014, there were 30,606 membership units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant has incorporated by reference into Part III of this Annual Report on Form 10-K portions of its definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Annual Report (October 31, 2013). This proxy statement is referred to in this report as the 2014 Proxy Statement.

PART I

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This annual report contains historical information, as well as forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance, or our expected future operations and actions. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “intend,” “could,” “hope,” “predict,” “target,” “potential,” or “continue” or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions based on current information and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons described in this report. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include:

•	Changes in the availability and price of corn and natural gas;

•	Demand for corn exceeding supply; and corresponding corn price increases;

•	Changes in our business strategy, capital improvements or development plans;

•	Our ability to profitably operate the ethanol plant and maintain a positive spread between the selling price of our products and our raw materials costs;

•	Results of our hedging transactions and other risk management strategies;

•	Decreases in the market prices of ethanol and distillers grains;

•	Ethanol supply exceeding demand; and corresponding ethanol price reductions;

•	Changes in the environmental regulations that apply to our plant operations and changes in our ability to comply with such regulations;

•	Changes in plant production capacity or technical difficulties in operating the plant;

•	The performance of Heron Lake BioEnergy, LLC, an ethanol production company in which we indirectly own approximately 60.8% of the outstanding membership units;

•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;

•	Lack of transport, storage and blending infrastructure preventing ethanol from reaching high demand markets;

•	Changes in federal and/or state laws or regulations, including the elimination or modification of the federal renewable fuels standard;

•	Changes and advances in ethanol production technology;

•	Effects of mergers, consolidations or contractions in the ethanol industry;

•	Competition from alternative fuel additives;

•	The development of infrastructure related to the sale and distribution of ethanol;

•	Our inelastic demand for corn, as it is the only available feedstock for our plant;

•	Our ability to retain key employees and maintain labor relations;

•	The imposition of tariffs or other duties on ethanol imported into Europe;

•	The performance of our modified water intake system; and

•	Volatile commodity and financial markets.

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

On July 31, 2013, we acquired a majority interest in Heron Lake BioEnergy, LLC ("Heron Lake" or "HLBE"), a Minnesota limited liability company. Heron Lake owns an ICM/Fagen designed plant that started production in September 2007. Heron Lake produces fuel-grade ethanol, distillers grains and crude corn oil for sale. HLBE's plant has an approximate annual production capacity of 55 million gallons, but is currently permitted to produce up to 59.2 million gallons per year.

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

Approximately 77.2% of our consolidated revenue, net of derivative activity, was derived from the sale of ethanol during our fiscal year ended October 31, 2013. Ethanol sales accounted for approximately 79.1% and 83.0% of our consolidated revenue, net of derivative activity, for the fiscal years ended October 31, 2012 and 2011, respectively.

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

Approximately 19.7% of our consolidated revenue was derived from the sale of distillers grains during our fiscal year ended October 31, 2013. Distillers grains sales accounted for approximately 18.4% and 14.5% of our consolidated revenue for the fiscal years ended October 31, 2012 and 2011, respectively.

Corn Oil

Corn oil is used primarily as a biodiesel feedstock and as a supplement for animal feed. Corn oil sales accounted for approximately 2.9% of our consolidated revenue during our fiscal year ended October 31, 2013 and 2.5% for our fiscal years ended October 31, 2012 and 2011.

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

The ethanol plant owned by HLBE is located near Heron Lake, Minnesota. That plant is served by the Union Pacific Railroad.

Ethanol Distribution

Eco-Energy, Inc. (“Eco-Energy”) is our ethanol marketer for both the Granite Falls plant and the HLBE plant. Pursuant to the agreements we have with Eco-Energy, it has agreed to market the entire ethanol output of our ethanol plants and to arrange for the transportation of ethanol. We pay Eco-Energy a certain percentage of the FOB plant price in consideration of Eco-Energy's services.

Distillers Grains Distribution

Since February 1, 2011, Renewable Products Marketing Group, LLC (“RPMG”) has served as the distillers' grains marketer for our Granite Falls plant. Pursuant to this agreement, RPMG markets all the distillers grains produced at our Granite Falls plant.

Gavilon Ingredients, LLC serves as the distillers' grains marketer for HLBE pursuant to an off-take agreement that became effective as of November 1, 2013. Under this agreement, Gavilon Ingredients, LLC purchases all of the distillers' grains produced at our Heron Lake ethanol plant in exchange for a service fee.

Corn Oil Distribution

RPMG is also our corn oil marketer for both the Granite Falls plant and the HLBE plant. Currently, RPMG markets our corn oil, which is used primarily as a biodiesel feedstock and as a supplement for animal feed. Our corn oil is transported by truck to end users located primarily in the upper Midwest. We pay RPMG a commission based on each pound of corn oil sold by RPMG under the agreement.

New Products and Services

We did not introduce any new products or services during our fiscal year ended October 31, 2013.

Sources and Availability of Raw Materials

Corn Supply

To produce approximately 60 million gallons of undenatured ethanol per year our Granite Falls ethanol plant needs approximately 21.5 million bushels of corn per year, or approximately 60,000 bushels per day, as the feedstock for its dry milling process. The grain supply for our Granite Falls plant is obtained from Farmers Cooperative Elevator Company ("FCE"), our exclusive grain procurement agent. Our members are not obligated to deliver corn to our Granite Falls plant. We will be forced to seek alternative corn suppliers if FCE cannot meet our needs. The term of our agreement with FCE expires in November 2017.

The HLBE ethanol plant requires approximately 18 million bushels of corn per year. HLBE generally does not have long-term, fixed price contracts for the purchase of corn and its members are not obligated to deliver corn to HLBE. Typically, HLBE purchases its corn directly from grain elevators, farmers, and local dealers within approximately 80 miles of Heron Lake, Minnesota.

Drought conditions in the United States in 2012 negatively impacted corn yields and resulted in increased corn prices. However, in 2013, despite delayed corn planting throughout much of the corn belt, a record corn crop was harvested. This crop has led to decreased prices and abundant supplies of corn. Management does not currently anticipate difficulty in securing the necessary quantities of corn needed for our plants to operate at capacity during our 2014 fiscal year.

We can attempt to mitigate fluctuations in the corn and ethanol markets by locking in a favorable margin through the use of hedging activities, including forward contracts. However, we are not always presented with an opportunity to lock in a favorable margin and our plant's profitability may be negatively impacted during periods of high grain prices.

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

At our Granite Falls plant, we pay Center Point Energy/Minnegasco a per unit fee to move the natural gas through the pipeline and have guaranteed to move a minimum of 1,400,000 mmBTU annually through December 31, 2015, which is the ending date of the agreement. We also have an agreement with U.S. Energy Services, Inc. On our behalf, U.S. Energy Services procures contracts with various natural gas vendors to supply the natural gas necessary to operate the plant. We determined that sourcing our natural gas from a variety of vendors is more cost-efficient than using an exclusive supplier.

At the HLBE plant, we have a facilities agreement with Northern Border Pipeline Company which allows us access to an existing interstate natural gas pipeline located approximately 16 miles north from the plant. Agrinatural Gas, LLC ("Agrinatural Gas"), owned by our subsidiary, HLBE Pipeline Company, LLC, and Rural Energy Solutions, was formed to own and operate the pipeline and transports gas to HLBE pursuant to a transportation agreement. HLBE Pipeline Company, LLC owns 73% of Agrinatural Gas. HLBE also has a base agreement for the sale and purchase of natural gas with Constellation NewEnergy—Gas Division, LLC ("Constellation"). HLBE buys all of its natural gas from Constellation and this agreement runs for a three year period from November 1, 2011 to October 31, 2014.

Electricity. Our plants require a continuous supply of electricity. We have agreements in place to supply electricity to our plants.

Water. Our plants also require a continuous supply of water. In October 2013, we finished upgrading the water intake structure for our Granite Falls plant to an adjustable gravity-flow intake system that has been fully operational since November 5, 2013. This followed the removal of a dam located downstream from our previous water intake structure.

HLBE obtains its water pursuant to an industrial water supply agreement with the City of Heron Lake and Jackson County, Minnesota.

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

Working Capital

We primarily use our working capital for purchases of raw materials necessary to operate the ethanol plants. Granite Falls Energy has a line of credit with United FCS, PCA. CoBank serves as administrative agent for this facility. The line of credit allows the Company to borrow, repay, and reborrow up to $6,000,000 subject to a borrowing base calculation and outstanding letters of credit. The line of credit and another credit facility provided by United FCS are secured by substantially all of our assets. Amounts borrowed under the revolving line of credit bear interest at one of three interest rate options selected by us, (i) at a variable weekly rate equal to 2.65% above the rate quoted by the British Bankers Association for the offering of one-month U.S. Dollar deposits, (ii) at a fixed rate to be quoted by CoBank, or (iii) at a fixed rate for up to 12 months equal to LIBOR plus 2.65%. Interest on amounts borrowed is payable monthly in arrears. As of October 31, 2013, the Company had no outstanding balance on this line of credit.

As of October 31, 2013, the Company had letters of credit totaling approximately $340,000, which reduced the amount available under this facility to $5,660,000.

HLBE has a revolving term note with AgStar Financial Services, PCA ("AgStar") used for working capital purposes. The revolving term note allows HLBE to borrow up to $18.5 million subject to letters of credit outstanding. All of HLBE's assets and real property are subject to security interests and mortgages in favor of AgStar as security for the obligations of the master loan agreement, including the revolving term note. Amounts outstanding on the term revolving loan bear interest at a variable rate equal to the greater of a LIBOR rate plus 3.50% or 5.0%, payable monthly. At October 31, 2013, the revolving term loan carried an interest rate of 5.0%. HLBE also pays an unused commitment fee on the unused portion of the term revolving term loan commitment at the rate of 0.35% per annum, payable in arrears in quarterly installments during the term of the revolving term loan. At October 31, 2013, HLBE had $6.0 million outstanding under the revolving term loan, which does not include a debt premium of approximately $280,000, and an additional $12.5 million was available. The amount available under the revolving term loan is reduced by $2.0 million at October 31 each year until September 2016, when the unpaid balance is due.

Dependence on One or a Few Major Customers

As discussed above, we have exclusive ethanol marketing agreements with Eco-Energy. Additionally, we have agreements with RPMG to market all of the distillers grains and corn oil produced at the Granite Falls plant; and agreements with Gavilon and RPMG to market all of the distillers grains and corn oil, respectively, produced at the Heron Lake plant. We rely on Eco-Energy, RPMG and Gavilon for the sale and distribution of all of our products. Therefore, we are highly dependent on Eco-Energy, RPMG and Gavilon for the successful marketing of our products. Any loss of these companies as our marketing agents for our ethanol, distillers grains, or corn oil could have a negative impact on our revenues.

Competition

We are in direct competition with numerous ethanol producers, many of whom have greater resources than we do. While management believes we are a lower cost producer of ethanol, larger ethanol producers may be able to take advantages of economies of scale due to their larger size and increased bargaining power with both customers and raw material suppliers. Following the significant growth in the ethanol industry during 2005 and 2006, the ethanol industry has grown at a much slower pace. As of January 6, 2014, the Renewable Fuels Association ("RFA") estimates that there are 211 ethanol production facilities in the United States with capacity to produce approximately 14.8 billion gallons of ethanol and another 6 plants under expansion or construction with capacity to produce an additional 165 million gallons per year. However, the RFA estimates that approximately 8% of the ethanol production capacity in the United States was not operating as of January 6, 2014. The largest ethanol producers include

Archer Daniels Midland, POET, Valero Renewable Fuels, and Green Plains Renewable Energy, each of which are capable of producing significantly more ethanol than we produce.

The following table identifies the largest ethanol producers in the United States along with their production capacities.

U.S. FUEL ETHANOL PRODUCTION CAPACITY BY TOP PRODUCERS
Producers of Approximately 1,000 million gallons per year (mmgy) or more

Company	Nameplate Capacity (mmgy)
Archer Daniels Midland	1,720.0
POET Biorefining	1,629.0
Valero Renewable Fuels	1,130.0
Green Plains Renewable Energy	1,004.0

Updated: January 6, 2014, Renewable Fuels Association

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

Process Improvement

We are continually working to develop new methods of operating the ethanol plants more efficiently. We continue to conduct process improvement activities in order to realize these efficiency improvements.

Governmental Regulation and Federal Ethanol Supports

Federal Ethanol Supports

The primary federal ethanol support is the Federal Renewable Fuels Standard (the “RFS”). The RFS requires that in each year, a certain amount of renewable fuels must be used in the United States. The RFS is a national program that does not require that any renewable fuels be used in any particular area or state, allowing refiners to use renewable fuel blends in those areas where it is most cost-effective. The RFS requirement increases incrementally each year until the United States is required to use 36 billion gallons of renewable fuels by 2022. Starting in 2009, the RFS required that a portion of the RFS must be met by certain “advanced” renewable fuels. These advanced renewable fuels include ethanol that is not made from corn, such as cellulosic ethanol and biomass based biodiesel. The use of these advanced renewable fuels increases each year as a percentage of the total renewable fuels required to be used in the United States. The RFS requirement for corn-based ethanol, such as the ethanol we produce, is capped at 15 billion gallons starting in 2015. For 2013, the RFS for corn-based ethanol was approximately 13.8 billion gallons, and the RFS for 2014 for corn-based ethanol was expected to be 14.4 billion gallons. However, the EPA has proposed a significant reduction to the RFS, resulting in an RFS for 2014 of 13.01 billion gallons. Current domestic ethanol production capacity may meet or exceed the current RFS for corn-based ethanol. If the EPA's proposal becomes a final rule, or if the RFS were to be otherwise reduced or eliminated by the exercise of the EPA's waiver authority or by Congress, the demand for ethanol may be negatively impacted.

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

United States ethanol production was also formerly benefited by a 54 cent per gallon tariff imposed on ethanol imported into the United States. The 54 cent per gallon tariff expired December 31, 2011. In response, ethanol imports into the United States have generally increased. These imports increase supply in the United States, which in turn puts downward pressure on ethanol prices.

Effect of Governmental Regulation

The government's regulation of the environment changes constantly. We are subject to extensive air, water and other environmental regulations and we have been required to obtain a number of environmental permits to construct, expand and operate the plants. It is possible that more stringent federal or state environmental rules or regulations could be adopted, which could increase our operating costs and expenses. It also is possible that federal or state environmental rules or regulations could be adopted that could have an adverse effect on the use of ethanol. Plant operations are governed by the Occupational Safety and Health Administration (“OSHA”). OSHA regulations may change such that the costs of operating the plants may increase. Any of these regulatory factors may result in higher costs or other adverse conditions effecting our operations, cash flows and financial performance.

We currently have obtained all of the necessary permits to operate the plants at their respective permitted rates. In the fiscal year ended October 31, 2013, we incurred costs and expenses of approximately $164,280 complying with environmental laws, including the cost of pursuing permit amendments. Any retroactive change in environmental regulations, either at the federal or state level, could require us to obtain additional or new permits or spend considerable resources in complying with such regulations.

Employees

As of the date of this report, we have 75 full time employees at our two consolidated ethanol plants. Seventeen of these employees are involved primarily in management and administration. The remaining employees are involved primarily in plant operations. We do not currently anticipate any significant change in the number of employees at our plant.

Financial Information about Geographic Areas

All of our operations are domiciled in the United States. All of the products sold to our customers for fiscal years 2013, 2012 and 2011 were produced in the United States and all of our long-lived assets are domiciled in the United States. We have engaged third-party professional marketers who decide where our products are marketed and we have no control over the marketing decisions made by our third-party professional marketers. These third-party marketers may decide to sell our products in countries other than the United States. However, we anticipate that our products will primarily be sold in the United States.

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

Declines in the price of ethanol or distillers grains would significantly reduce our revenues. The sales prices of ethanol and distillers grains can be volatile as a result of a number of factors such as overall supply and demand, the price of gasoline and corn prices, levels of government support, and the availability and price of competing products. We are dependent on a favorable spread between the price we receive for our ethanol and distillers grains and the price we pay for corn and natural gas. Any lowering of ethanol and distillers grains prices, especially if it is associated with increases in corn and natural gas prices, may affect our ability to operate profitably. We anticipate the price of ethanol and distillers grains to continue to be volatile in our 2014 fiscal year. Declines in the prices we receive for our ethanol and distillers grains will lead to decreased revenues and may result in our inability to operate the ethanol plant profitably for an extended period of time which could decrease the value of our units.

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

Our business is not diversified.  Our success depends largely on our ability to profitably operate our ethanol plants. We do not have any other lines of business or other sources of revenue if we are unable to operate our ethanol plant and manufacture ethanol and distillers grains.  If economic or political factors adversely affect the market for ethanol and distillers grains, we have no other line of business to fall back on. Our business would also be significantly harmed if the ethanol plant could not operate at full capacity for any extended period of time.

We depend on our management and key employees, and the loss of these relationships could negatively impact our ability to operate profitably. We are highly dependent on our management team to operate our ethanol plants. We may not be able to replace these individuals should they decide to cease their employment with us, or if they become unavailable for any other reason. Any loss of these officers and key employees may prevent us from operating the ethanol plant profitably and could decrease the value of our units.

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

Sustained negative operating margins may require some ethanol producers to temporarily limit or cease production. Our ability and the ability of other ethanol producers to operate profitably is largely determined by the spread between the price paid for corn and the price received for ethanol. If this spread is narrow or is negative for a sustained period, some ethanol producers may elect to temporarily limit or cease production until their possibility for profitability returns. Although we currently have no plans to limit or cease ethanol production, we may be required to do so if we experience a period of sustained negative operating margins. In such an event, we would still incur certain fixed costs, which would impact our financial performance.

Risks Related to Regulation and Governmental Action

Because federal and state regulation heavily influence the supply of and demand for ethanol, changes in government regulation that adversely affect demand or supply will have a material adverse effect on our business. Various federal and state laws, regulations and programs impact the supply of and demand for ethanol. Some government regulation, for example those that provide economic incentives to ethanol producers, stimulate supply of ethanol by encouraging production and the increased capacity of ethanol plants. Others, such as a federal excise tax incentive program that provides gasoline distributors who blended ethanol with gasoline to receive a federal excise tax rate reduction for each blended gallon they sell, stimulate demand for ethanol by making it price competitive with other oxygenates. Further, tariffs generally apply to the import of ethanol from certain other countries, where the cost of production can be significantly less than in the U.S. These tariffs are designed to increase the cost of imported ethanol to a level more comparable to the cost of domestic ethanol by offsetting the benefit of the federal excise tax program. Tariffs have the effect of maintaining demand for domestic ethanol.

Additionally, the Environmental Protection Agency has established a revised annual renewable fuel standard (RFS2) that sets minimum national volume standards for use of renewable fuels. The RFS2 also sets volume standards for specific categories of renewable fuels: cellulosic, biomass-based diesel and total advanced renewable fuels. While our ethanol does not qualify as one of the new volume categories of renewable fuels, we believe that the overall renewable fuels requirement of RFS2 creates an incentive for the use of ethanol. Other federal and state programs that require or provide incentives for the use of ethanol create demand for ethanol. Government regulation and government programs that create demand for ethanol may also indirectly create supply for ethanol as additional producers expand or new companies enter the ethanol industry to capitalize on demand. In the case of the RFS2, while it creates a demand for ethanol, the existence of specific categories of renewable fuels also creates a demand for these types of renewable fuels and will likely provide an incentive for companies to further develop these products to capitalize on that demand. In these circumstances, the RFS2 may also reduce demand for ethanol in favor of the renewable fuels for which specific categories exist.

There have been proposals in Congress to reduce or eliminate RFS2. Additionally, in November 2013 the Environmental Protection Agency issued a proposed rule that would reduce the RFS2 levels for 2014 from the statutory volume requirement of 18.15 billion gallons to 15.21 billion gallons, and reduce the renewable volume obligations that can be satisfied by corn-based ethanol from 14.4 billion gallons to 13 billion gallons, which is less than the 2013 volume requirement of 13.8 billion gallons. If the Environmental Protection Agency's proposal becomes a final rule, or if RFS2 were to be otherwise reduced or eliminated by the exercise of the Environmental Protection Agency's waiver authority or by Congress, the demand for ethanol may be negatively impacted.

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

ITEM 2. PROPERTIES.

Our Granite Falls ethanol plant is located approximately three miles east of Granite Falls, Minnesota in Chippewa County at the junction of Highways 212 and 23. The plant's address is 15045 Highway 23 SE, Granite Falls, Minnesota. The ethanol plant sits on approximately 216 acres. This site includes an administrative building which serves as our headquarters. The site also includes corn, ethanol, and distilers' grains handling facilities. All of our tangible and intangible property, real and personal, serves as the collateral for our credit facilities with United FCS, PCA.

HLBE's ethanol plant is sited on approximately 216 acres of land located near Heron Lake, Minnesota. The site includes corn, coal, ethanol, and distillers' grains storage and handling facilities. Located on these 216 acres is an approximately 7,320 square foot building that serves as HLBE's headquarters. The plant's address is 91246 390th Avenue, Heron Lake, Minnesota 56137-3175. All of HLBE's real property is subject to mortgages in favor of AgStar as security for loan obligations.

Our credit facilities are discussed in more detail under "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Indebtedness".

ITEM 3.    LEGAL PROCEEDINGS

From time to time in the ordinary course of business, Granite Falls Energy, LLC or its subsidiaries may be named as a defendant in legal proceedings related to various issues, including workers' compensation claims, tort claims, or contractual disputes. We are not currently involved in any material legal proceedings.

ITEM 4.    MINE SAFETY DISCLOSURES

None.
PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

There is no public trading market for our units.

However, we have established through FNC Ag Stock Trade, LLC, a Unit Trading Bulletin Board, a private online matching service, in order to facilitate trading among our members.  The Unit Trading Bulletin Board has been designed to comply with federal tax laws and IRS regulations establishing a “qualified matching service,” as well as state and federal securities laws.  Our Unit Trading Bulletin Board consists of an electronic bulletin board that provides a list of interested buyers with a list of interested sellers, along with their non-firm price quotes.  The Unit Trading Bulletin Board does not automatically affect matches between potential sellers and buyers and it is the sole responsibility of sellers and buyers to contact each other to make a determination as to whether an agreement to transfer units may be reached.  We do not become involved in any purchase or sale negotiations arising from our Unit Trading Bulletin Board and have no role in effecting the transactions beyond approval, as required under our operating and member control agreement, and the issuance of new certificates.  We do not give advice regarding the merits or shortcomings of any particular transaction.  We do not receive, transfer or hold funds or securities as an incident of operating the Unit Trading Bulletin Board.  We do not receive any compensation for creating or maintaining the Unit Trading Bulletin Board.  In advertising our qualified matching service, we do not characterize Granite Falls Energy as being a broker or dealer or an exchange.  We do not use the Unit Trading Bulletin Board to offer to buy or sell securities other than in compliance with securities laws, including any applicable registration requirements.

There are detailed timelines that must be followed under the Unit Trading Bulletin Board Rules and Procedures with respect to offers and sales of membership units.  All transactions must comply with the Unit Trading Bulletin Board Rules, our operating and member control agreement, and are subject to approval by our board of governors.

As of October 31, 2013, there were approximately 951 holders of record of our membership units.

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

Fiscal Quarter	Low Per Unit Price	High Per Unit Price
2012 1st	$1,390	$1,400
2012 2nd	$1,405	$1,500
2012 3rd	$1,475	$1,600
2012 4th	$1,525	$1,575
2013 1st	$1,265	$1,330
2013 2nd	$1,200	$1,551
2013 3rd	$1,350	$1,605
2013 4th	$1,310	$1,925

As a limited liability company, we are required to restrict the transfers of our membership units in order to preserve our partnership tax status.  Our membership units may not be traded on any established securities market or readily traded on a secondary market (or the substantial equivalent thereof).  All transfers are subject to a determination that the transfer will not cause Granite Falls Energy to be deemed a publicly traded partnership.

DISTRIBUTIONS

Distributions by the Company to our unit holders are in proportion to the number of units held by each unit holder. A unit holder's distribution is determined by multiplying the number of units by distribution per unit declared. Our board of governors has complete discretion over the timing and amount of distributions to our unit holders. However, GFE's Master Loan Agreement with United FCS, PCA provides that we may not declare any distributions other than, for each fiscal year, one or more distributions up to an aggregate of 75% of the net profit (determined according to GAAP) for such fiscal year; provided that the we are and will remain in compliance with all of the covenants, terms and conditions of the Master Loan Agreement. Our expectations with respect to our ability to make future distributions are discussed in greater detail in “MANAGEMENT'S DISCUSSION AND ANALYSIS.” We do not currently have any plans to declare a future distribution.

Below is a table representing the cash distributions declared or paid to the members of Granite Falls Energy during the fiscal years ended October 31, 2013, 2012 and 2011, and subsequent to our fiscal year ended October 31, 2013. Based on the covenants discussed above, all of the below distributions were approved by our lender prior to distribution.

Date Declared to Members of Record:	Total Distribution	Distribution Per Unit	Distributed to Members on:
December 19, 2013	$5,509,080	$180	December 31, 2013
October 27, 2011	$9,196,800	$300	December 15, 2011
November 23, 2010	$9,196,800	$300	December 15, 2010

PERFORMANCE GRAPH

The following graph shows a comparison of cumulative total member return since October 31, 2008, calculated on a dividend reinvested basis, for the Company, the NASDAQ Composite Index (the “NASDAQ”) and an index of other companies that have the same SIC code as the Company (the “Industry Index”). The graph assumes $100 was invested in each of the Company's units, the NASDAQ, and the Industry Index on October 31, 2008. Data points on the graph are annual. Note that historic stock price performance is not necessarily indicative of future unit price performance.

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

COMPARISON OF CUMULATIVE TOTAL RETURN - October 2013
Granite Falls Energy, LLC
SIC Code Index
NASDAQ Market Index
$400
$350
$300
$250
$200
$150
$100
$50
$0
Oct-08
Apr-09
Oct-09
Apr-10
Oct-10
Apr-11
Oct-11
Apr-12
Oct-12
Apr-13
Oct-13
ASSUMES $100 INVESTED ON OCT. 31, 2008 AND DIVIDEND REINVESTED

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected consolidated financial and operating data as of the dates and for the periods indicated. Due to the acquisition of a majority ownership of HLBE on July 31, 2013, the following information includes consolidated financial and operating data as of the fiscal year 2013 of Granite Falls and the fourth quarter of fiscal year 2013 of Heron Lake. The selected balance sheet financial data as of October 31, 2011, 2010 and 2009 and the selected statement of operations data and other financial data for the years ended October 31, 2010 and 2009 have been derived from our audited financial statements that are not included in this Form 10-K. The selected balance sheet financial data as of October 31, 2013 and 2012 and the selected statement of operations data and other financial data for each of the years in the three-year period ended October 31, 2013 have been derived from the audited financial statements included elsewhere in this Form 10-K. You should read the following table in conjunction with Item 7 “Management Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the accompanying notes included elsewhere in this Form 10-K. Among other things, those financial statements include more detailed information regarding the basis of presentation for the following consolidated financial data.

The consolidated financial statements consolidate the operating results and financial position of Granite Falls Energy, LLC and its wholly owned subsidiary, Project Viking, L.L.C. ("Project Viking"), which owns 60.8% of Heron Lake BioEnergy, LLC (“HLBE”). The remaining 39.2% ownership of HLBE is included in the consolidated financial statements as a non-controlling interest.

Statement of Operations Data for the fiscal years ended October 31,	2013	2012	2011	2010	2009
Revenues	$224,100,934	$175,162,043	$156,521,489	$95,289,452	$91,282,031
Cost Goods Sold	210,077,621	172,708,074	142,353,416	85,146,261	87,464,936
Gross Profit	14,023,313	2,453,969	14,168,073	10,143,191	3,817,095
Operating Expenses	2,988,583	2,449,596	2,002,706	1,957,742	2,045,615
Operating Income	11,034,730	4,373	12,165,367	8,185,449	1,771,480
Other Income (Expense)	(475,957)	156,234	126,489	176,863	(685,300)
Net Income	10,558,773	160,607	12,291,856	8,362,312	1,086,180
Net Income Attributable to Noncontrolling Interest	526,752	—	—	—	—
Net Income Attributable to Granite Falls Energy, LLC	$10,032,021	$160,607	$12,291,856	$8,362,312	$1,086,180
Amounts Attributable to Granite Falls Energy, LLC
Weighted Average Units Outstanding - Basic and Diluted	30,606	30,614	30,656	30,656	30,781
Net Income Per Capital Unit	$327.78	$5.25	$400.96	$272.78	$35.29
Distributions per Capital Unit	$—	$—	$600.00	$150.00	$—

Balance Sheet Data at October 31,	2013	2012	2011	2010	2009
Current Assets	$21,469,978	$20,715,050	$27,542,361	$23,429,993	$14,015,271
Net Property, Plant and Equipment	88,808,855	40,418,082	35,898,961	36,327,497	42,425,018
Goodwill	1,372,473	—	—	—	—
Other Assets	1,021,916	—	—	10,050	32,894
Total Assets	$112,673,222	$61,133,132	$63,441,322	59,767,540	56,473,183
Current Liabilities	11,323,264	6,002,937	13,680,184	3,733,360	4,004,077
Long-Term Debt, less current portion	32,981,955	5,274,870	—	171,298	370,136
Members' Equity:
Members' Equity Attributable to Granite Falls Energy, LLC	59,887,346	49,855,325	49,761,138	55,862,882	52,098,970
Noncontrolling interest	8,480,657	—	—	—	—
Total Members' Equity	$68,368,003	$49,855,325	$49,761,138	$55,862,882	$52,098,970
Book Value Per Capital Unit	$1,956.72	$1,628.94	$1,623.21	$1,822.25	$1,699.47

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

Overview

Granite Falls Energy, LLC (“Granite Falls Energy” or the “Company”) is a Minnesota Limited Liability Company formed on December 29, 2000.

We are currently producing fuel-grade ethanol, distillers grains and crude corn oil for sale. Our Granite Falls, Minnesota plant has an approximate annual production capacity of 60 million gallons of denatured ethanol, but is currently permitted to produce up to 70 million gallons of undenatured ethanol on a twelve month rolling sum basis. We intend to continue working toward increasing production to take advantage of the additional production allowed pursuant to our permit as long as we believe it is profitable to do so.

On July 31, 2013, we indirectly acquired 63.3% of the outstanding membership units of Heron Lake BioEnergy, LLC (“HLBE”) through our purchase of 100% of the membership units of Project Viking, L.L.C. (“Project Viking”), for a total purchase price of $17,024,500. HLBE owns a 50 million gallon per year ethanol plant located in Heron Lake, Minnesota, but is currently permitted to produce up to 59.2 million gallons. Since this acquisition, we converted all of Project Viking's convertible subordinated notes in HLBE to equity. This conversion, combined with other such conversions by third parties and sales of additional equity by HLBE to third parties, resulted in Project Viking's ownership of 60.8% of the outstanding membership units of HLBE as of October 31, 2013. As a result of Project Viking's majority ownership, under HLBE's member control agreement, Project Viking is entitled to appoint five (5) of the nine (9) governors to HLBE's board of governors. As part of the acquisition, we entered into a Management Services Agreement with HLBE. Under the Management Services Agreement, we agreed to supply our personnel to act as part-time officers and managers of HLBE for the positions of Chief Executive Officer, Chief Financial Officer, and Commodity Risk Manager. The initial term of the Management Services Agreement is three years. At the expiration of the initial term, the Management Services Agreement will automatically renew for successive one-year terms unless and until either party gives the other party 90 days written notice of termination prior to expiration of the initial term or the start of a renewal term. The Management Services Agreement may also be terminated by either party for cause under certain circumstances.

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

Results of Operations for the Fiscal Years Ended October 31, 2013 and 2012

The following table shows the results of our operations and the percentage of revenues, costs of goods sold, operating expenses and other items to total revenues in our audited statements of operations for the fiscal years ended October 31, 2013 and 2012:

	2013		2012
Income Statement Data	Amount	%	Amount	%
Revenue	$224,100,934	100.0%	175,162,043	100.0%
Cost of Goods Sold	210,077,621	93.7%	172,708,074	98.6%
Gross Profit	14,023,313	6.3%	2,453,969	1.4%
Operating Expenses	2,988,583	1.3%	2,449,596	1.4%
Operating Income	11,034,730	4.9%	4,373	—%
Other Income (Expense), net	(475,957)	(0.2)%	156,234	0.1%
Net Income	$10,558,773	4.7%	$160,607	0.1%
Net Income attributable to Noncontrolling interest	$526,752	0.2%	$—	—%
Net Income attributable to Granite Falls Energy, LLC	$10,032,021	4.5%	$160,607	0.1%

Revenues

Our revenues from operations come from three primary sources: sales of fuel ethanol, sales of distillers grains and sales of corn oil.

The following table shows the sources of our revenue for the fiscal year ended October 31, 2013:

Revenue Sources	Amount	Percentage of Total Revenues

Ethanol sales	$173,032,042	77.2%
Distillers grains sales	44,137,409	19.7%
Corn oil sales	6,482,239	2.9%
Other/Miscellaneous	449,244	0.2%
Total Revenues	$224,100,934	100.0%

The following table shows the sources of our revenue for the fiscal year ended October 31, 2012:

Revenue Sources	Amount	Percentage of Total Revenues

Ethanol sales	$138,628,048	79.1%
Distillers grains sales	32,214,496	18.4%
Corn oil sales	4,319,499	2.5%
Total Revenues	$175,162,043	100.0%

We experienced a 27.9% increase in our revenues for our 2013 fiscal year compared to our 2012 fiscal year. Management attributes this increase in revenues primarily to an increase in the quantities sold as a result of our indirect acquisition of HLBE, since its results of operations were consolidated into our statements of operations beginning as of our fourth fiscal quarter in 2013 . For our 2013 fiscal year, ethanol sales comprised approximately 77.2% of our revenue, distillers grains comprised approximately 19.7% of our revenue and corn oil sales comprised approximately 2.9% of our revenue. For our 2012 fiscal year, ethanol sales comprised approximately 79.1% of our revenue, distillers grains comprised approximately 18.4% of our revenue and corn oil sales comprised approximately 2.5% of our revenue.

Ethanol

The average price we received for our ethanol remained steady during our 2013 fiscal year compared to our 2012 fiscal year. Our average price per gallon of ethanol sold was $2.24 in 2013 and $2.23 in 2012. We also experienced a 24.3% increase in the number of gallons sold in our fiscal year ended October 31, 2013, primarily as a result of the HLBE acquisition, although we also sold 3.4% more gallons at our Granite Falls plant in fiscal year 2013 compared to the prior year. Management anticipates that if the U.S. Environmental Protection Agency's ("EPA's") proposed rule reducing Renewable Fuels Standard ("RFS") levels for 2014 from the statutory volume becomes effective, domestic demand for ethanol could decrease and ethanol prices may decrease.

Distillers Grains

We produce distillers grains for sale in two separate forms, distillers dried grains with solubles (DDGS) and modified/wet distillers grains (MWDG). Market factors dictate whether we sell more DDGS versus MWDG.

Distillers grains represent a slightly larger portion of our revenues during our 2013 fiscal year compared to our 2012 fiscal year as a result of higher prices and greater quantities of distillers grains sold. The price we received for our distillers grains in our 2013 fiscal year was approximately 7.8% higher than the price we received during our 2012 fiscal year. Management believes these higher distillers grains prices are a result of the high price of other feed products available to livestock producers during much of our 2013 fiscal year. More recently, the price of other feed products has decreased in connection with a record 2013 corn harvest. We anticipate that the market price of our distillers grains will continue to be volatile as a result of changes in the price of corn and competing animal feed substitutes such as soybean meal. Volatility in distillers grains supplies related to changes in ethanol production is another factor that may impact the sales price of our distillers grains. Additionally, our quantity of distillers grains sold increased approximately 27.1% in our 2013 fiscal year compared to our 2012 fiscal year. This increase in quantity sold was largely a result of the HLBE acquisition, although we also sold 6.4% more distillers grains at our Granite Falls plant in fiscal year 2013 compared to the prior year. The price and quantity increases, combined with the relatively smaller increases in ethanol prices and quantities discussed above, resulted in distillers grains sales comprising a larger percentage of our total revenues during our 2013 fiscal year relative to our 2012 fiscal year.

Corn Oil

Separating the corn oil from our distillers grains decreases the total tons of distillers grains that we sell; however, our corn oil has a higher per ton value than our distillers grains. The average price we received per pound of corn oil sold during our 2013 fiscal year was approximately 8.7% less than the average price received during our 2012 fiscal year. Management attributes the decrease in corn oil prices to additional corn oil entering the market. However, increased use of corn oil by biodiesel producers and animal feeders have continued to support demand.

Offsetting this price decrease, our volume of corn oil sold increased approximately 64.3% during our 2013 fiscal year relative to our 2012 fiscal year as a result of the HLBE acquisition and a 34.8% increase in quantities sold at our Granite Falls plant due to increased extraction efficiencies. The net effect of the price decrease and increase in volume sold was an increase in corn oil revenue from $4,319,499 in 2012 to $6,482,239 in 2013.

Hedging and Volatility of Sales

We occasionally engage in hedging activities with respect to our ethanol sales. We recognize the gains or losses that result from the changes in the value of these derivative instruments in revenues as the changes occur. As ethanol prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance. However, we did not have any ethanol related derivative instruments other than forward sales contracts as discussed below under "Commodity Price Risk Protection."
Our results of operations for our 2014 fiscal year will continue to be affected by volatility in the commodity markets. Management believes the industry will need to continue to grow demand and further develop an ethanol distribution system to facilitate additional blending of ethanol and gasoline to offset oversupply issues within the industry. The EPA's approval of E15 for use in certain vehicles has led us to be optimistic that over time, as E15 is brought to market and gains market acceptance, demand for ethanol will increase. However, we do not anticipate that the EPA's approval of E15 will impact ethanol demand or pricing in the near term. Additionally, any reduction in or waiver of RFS levels may negatively impact demand for ethanol.

Cost of Sales

Our two primary costs of producing ethanol, distillers grains and corn oil are corn costs and natural gas costs. We experienced an increase in our cost of goods sold for our 2013 fiscal year compared to our 2012 fiscal year. Our cost of goods sold increased to $210,077,621 for our fiscal year ended October 31, 2013 from $172,708,074 in our fiscal year ended October 31, 2012.

Our costs of goods sold as a percentage of revenues were 93.7% for our fiscal year ended October 31, 2013 compared to 98.6% for the same period of 2012. Our two largest costs of production are corn (82.5% of cost of goods sold for our fiscal year ended October 31, 2013) and natural gas (4.2% of cost of goods sold for our fiscal year ended October 31, 2013).

Corn Costs

We experienced an increase of approximately 18.5% in the total amount we paid for corn for our 2013 fiscal year compared to our 2012 fiscal year. This was the net result of a 26.8% increase in the quantity of bushels we purchased, offset by a 6.6% decrease in our per bushel cost. A tight corn supply following the 2012 harvest put upward pressure on corn prices throughout much of our 2013 fiscal year. However, the record 2013 corn harvest eased prices substantially in our fourth fiscal quarter. Due to the 2013 harvest, we expect corn prices to remain lower over the next several months than what we have experienced during the fist several months of our 2013 fiscal year.

Natural Gas Costs

For our 2013 fiscal year, we experienced an increase of approximately 47.7% in our overall natural gas costs compared to our 2012 fiscal year. This increase was primarily the result of the HLBE acquisition (approximately $1.8 million, or a 30% increase), although we also experienced a 15.6% in natural gas costs at our Granite Falls plant in fiscal year 2013 compared to the prior year. We expect the market price for natural gas to remain steady in the near term as we continue to enjoy an abundant supply of domestic natural gas, due in part to the continued commissioning of new, highly productive natural gas wells.

Hedging and Volatility of Purchases

Realized and unrealized gains and losses related to our corn derivative instruments resulted in an increase of $155,563 in our cost of goods sold for our 2013 fiscal year compared to a decrease of $1,651,799 in our cost of goods sold for our 2012 fiscal year.  We recognize the gains or losses that result from the changes in the value of our derivative instruments related to corn in cost of goods sold as the changes occur.  As corn prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance.  We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.

Operating Expense

Operating expenses as a percentage of revenues were steady, decreasing from 1.4% of revenues for our fiscal year ended October 31, 2012 to 1.3% of revenues for our fiscal year ended October 31, 2013. We continue to focus on increasing our operating efficiency as we strive to lower our operating expenses. We expect that going forward our operating expenses will remain relatively steady.

Operating Income

Our income from operations for our fiscal year ended October 31, 2013 was 4.9% of our revenues compared to income of a negligible amount of our revenues for our fiscal year ended October 31, 2012. For our fiscal year ended October 31, 2013, we reported operating income of $11,034,730 and for our fiscal year ended October 31, 2012, we had operating income of $4,373.

Other Income (Expense), Net

We had total other expense for our fiscal year ended October 31, 2013 of $475,957, compared to total other income of $156,234 for our fiscal year ended October 31, 2012. We had an increase in interest expense during our fiscal year ended October 31, 2013 compared to the same period of 2012 due to increased borrowings on our credit facilities, including the facilities of HLBE.

Additionally, our other income, net decreased from $182,186 of income for our fiscal year ended October 31, 2012 to $48,373 of expense for our fiscal year ended October 31, 2013.

Results of Operations

Comparison of Fiscal Years Ended October 31, 2012 and 2011

	2012		2011
Income Statement Data	Amount	%	Amount	%
Revenues	$175,162,043	100.0	$156,521,489	100.0
Cost of Goods Sold	172,708,074	98.6	142,353,416	90.9
Gross Profit	2,453,969	1.4	14,168,073	9.1
Operating Expenses	2,449,596	1.4	2,002,706	1.3
Operating Income	4,373	—	12,165,367	7.8
Other Income, net	156,234	0.1	126,489	0.1
Net Income	$160,607	0.1	$12,291,856	7.9

Revenues

The following table shows the sources of our revenue for the year ended October 31, 2012.

Revenue Sources	Amount	Percentage of Total Revenues
Ethanol sales	$138,628,048	79.1%
Distillers grains sales	32,214,496	18.4%
Corn oil sales	4,319,499	2.5%
Total Revenues	$175,162,043	100.0%
The following table shows the sources of our revenue for the year ended October 31, 2011:

Revenue Sources	Amount	Percentage of Total Revenues
Ethanol sales	$129,936,623	83.0%
Distillers grains sales	22,745,766	14.5%
Corn oil sales	3,843,726	2.5%
Ethanol derivative activity losses	(4,626)	—%
Total Revenues	$156,521,489	100.0%

We experienced an 11.9% increase in our revenues for our 2012 fiscal year compared to our 2011 fiscal year. Management attributes this increase in revenues primarily to an increase in the production of our products. Our volume of ethanol sold in 2012 was approximately15.4% higher than the volume sold in 2011. For our 2012 fiscal year, ethanol sales comprised approximately 79.1% of our revenue, distillers grains comprised approximately 18.4% of our revenue and corn oil sales comprised approximately 2.5% of our revenue. For our 2011 fiscal year, ethanol sales comprised approximately 83.0% of our revenue, distillers grains comprised approximately 14.5% of our revenue and corn oil sales comprised approximately 2.5% of our revenue.

Ethanol

The average price we received for our ethanol decreased by approximately 7.5% during our 2012 fiscal year compared to our 2011 fiscal year. Management attributes this decrease in our average ethanol sales price to sustained market oversupply resulting form anticipation of the Federal Volumetric Ethanol Tax Credit "VEETC") on December 31, 2011. In an effort to capture as much of the VEETC as possible, blenders maximized the amount of ethanol they could blend at the end of calendar 2011. As a result of that timing, demand slowed during the beginning of calendar 2012, resulting in increased ethanol inventories, which pressured ethanol prices downward.

Distillers Grains

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

Cost of Goods Sold and Gross Profit

Our costs of goods sold as a percentage of revenues were 98.6% for our fiscal year ended October 31, 2012 compared to 90.9% for the same period of 2011. Our two largest costs of production were corn (84.7% of cost of goods sold for our fiscal year ended October 31, 2012) and natural gas (3.4% of cost of goods sold for our fiscal year ended October 31, 2012). Our cost of goods sold increased to $172,708,074 for our fiscal year ended October 31, 2012 from $142,353,416 in our fiscal year ended October 31, 2011. Our per bushel corn costs increased by approximately 8.8% for the year ended October 31, 2012 as compared to the same period for our 2011 fiscal year. Additionally, our volume of corn used in our 2012 fiscal year was approximately 13.5% greater as compared to our 2011 fiscal year due to increased production. Our increased cost and volume of corn were the primary factors driving up our costs of goods sold.

Corn Costs

We experienced an increase of approximately 23.5% in the total amount we paid for corn for our 2012 fiscal year compared to our 2011 fiscal year. This increase was primarily due to our increased per bushel cost and volume of corn used discussed above. Widespread drought in 2012 in several corn producing states, combined with continued corn demand from other sectors, resulted in increasing corn prices.

Natural Gas Costs

We experienced a decrease of approximately 15.9% in our overall natural gas costs in our 2012 fiscal year compared to our 2011 fiscal year. Falling natural gas prices decreased our natural gas costs, even though our natural gas consumption rose as a result of our increased ethanol production during our 2012 fiscal year as compared to our 2011 fiscal year.

Hedging

Realized and unrealized gains and losses related to our corn derivative instruments resulted in a decrease of $1,651,799 in our cost of goods sold for our 2012 fiscal year compared to an increase of $1,280,413 in our cost of goods sold for our 2011 fiscal year. We recognize the gains or losses that result from the changes in the value of our derivative instruments related to corn, natural gas, and denaturant in cost of goods sold as the changes occur. As corn, natural gas, and denaturant prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance. We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.

Operating Expenses

Operating expenses as a percentage were relatively steady for the fiscal year ended October 31, 2012 compared to the same period in 2011. Our operating expenses as a percentage of revenues were 1.4% for the fiscal year ended October 31, 2012 and 1.3% for the same period ended October 31, 2011.

Other Income, Net

We had other income, net for our fiscal year ended October 31, 2012 of $156,234 compared to other income of $126,489 for our fiscal year ended October 31, 2011. Our other income, net increased from $37,281 for our fiscal year ended October 31, 2011 to $182,186 for our fiscal year ended October 31, 2012 primarily as a result of income related to land rent and other miscellaneous income.

Our interest income was lower for our fiscal year ended October 31, 2012 compared to the same period of 2011 as a result of having less cash on hand during the 2012 period. Our interest expense was greater for our fiscal year ended October 31, 2012 compared to the same period of 2011 due to the note we took to purchase a Shuttlewagon Railcar Mover in December 2011.

Changes in Financial Condition for the Fiscal Year Ended October 31, 2013 and 2012

The following table highlights the changes in our financial condition for the fiscal year ended ended October 31, 2013 from our previous fiscal year ended October 31, 2012:

	October 31, 2013	October 31, 2012
Current Assets	$21,469,978	$20,715,050
Total Assets	$112,673,222	$61,133,132
Current Liabilities	$11,323,264	$6,002,937
Long-Term Debt	$32,981,955	$5,274,870
Members' Equity attributable to Granite Falls Energy, LLC	$59,887,346	$49,855,325
Noncontrolling Interest	$8,480,657	$—

Total assets were $112,673,222 at October 31, 2013 compared to $61,133,132 at October 31, 2012, primarily as a result of an increase in property, plant and equipment related to our indirect acquisition of majority ownership of HLBE. As a result of this acquisition, our assets now also include $1,372,473 in goodwill and $1,021,916 in other assets.

Current assets totaled $21,469,978 at October 31, 2013, which is more than our current assets as of October 31, 2012 which totaled $20,715,050. The increase is primarily due to an increase in cash and prepaid expenses and other current assets, offset slightly by a decrease in accounts receivable.

Total current liabilities increased and totaled $11,323,264 at October 31, 2013 and approximately $6,002,937 at October 31, 2012. This increase was primarily the result of an increase in the current portion of our long-term debt and and increase in our corn payable to FCE.

Long-term debt totaled $32,981,955 at October 31, 2013 which is more than our long-term debt as of October 31, 2012 which totaled $5,274,870. The increase was primarily the result of the consolidation of HLBE’s debt facilities due to the indirect acquisition of a majority ownership of HLBE during the year.

Members’ equity attributable to Granite Falls Energy, LLC totaled $59,887,346 at October 31, 2013 which is more than our Members’ equity attributable to Granite Falls Energy, LLC as of October 31, 2012 which totaled $49,855,325. The increase was directly related to the net income attributable to Granite Falls Energy, LLC of $10,032,021 for the year ended October 31, 2013.

Noncontrolling interest totaled $8,480,657 at October 31, 2013 compared to $0 at October 31, 2012.  This is directly related to recognition of the 36.6% noncontrolling interest in HLBE at the date of the GFE acquisition along with the issuance of subsidiary units and net income attributable to the noncontrolling interest during the fourth quarter of fiscal 2013.

Plant Operations

We are currently producing fuel-grade ethanol, distillers grains and crude corn oil for sale. Our Granite Falls plant has an approximate annual production capacity of 60 million gallons of denatured ethanol. We have obtained an amendment to our environmental permits allowing us to produce up to 70 million gallons of undenatured ethanol on a twelve month rolling sum basis. Our Heron Lake plant has an approximate annual production capacity of 50 million gallon per year, but is currently permitted to produce up to 59.2 million gallons.We intend to continue working to increase production to take advantage of the underutilized capacity of our plants.  Any plant bottlenecks are assessed and a cost benefit analysis is performed prior to further capital investment.

We have completed several de-bottlenecking projects at our Granite Falls plant and we are in the process of completing our remaining projects. Each of these projects helps our facility to be more efficient, productive and improve the environmental aspects of our process. For the fiscal year ended October 31, 2013, we have incurred approximately $1,342,000 in costs associated with our equipment construction projects. Since starting our de-bottlenecking projects we have incurred approximately $6,477,000 associated with the cost of these equipment improvements.

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

The following chart shows the average cash price per gallon of ethanol in the United States from December 2011 through October 2013, as compiled with data from the USDA National Agricultural Statistics Service.

U.S. Average Cash Price Per Gallon of Ethanol
Price ($)
2.80
2.70
2.60
2.50
2.40
2.30
2.20
2.10
2.00
Dec-11
Jan-12
Feb-12
Mar-12
Apr-12
May-12
Jun-12
Jul-12
Aug-12
Sep-12
Oct-12
Nov-12
Dec-12
Jan-13
Feb-13
Mar-13
Apr-13
May-13
Jun-13
Jul-13
Aug-13
Sep-13
Oct-13

According to the Renewable Fuels Association (“RFA”), as of January 6, 2014, there were 211 ethanol plants nationwide with the capacity to produce approximately 14.8 billion gallons of ethanol annually. The RFA estimates that the operating production nationwide is approximately 13.6 billion gallons of ethanol annually and that approximately 8% of the nameplate production capacity is not currently operational. Management believes the production capacity of the ethanol industry is greater than ethanol demand which may continue to depress ethanol prices.

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

The United States ethanol industry has exported an increasing amount of ethanol. Granite Falls Energy, through the use of its ethanol marketer, has exported a portion of its ethanol production to the European market. The exportation of domestic ethanol has helped to mitigate the effects of the blend wall and has thereby helped to maintain ethanol price levels. We are excited to be participating in the export market, but would prefer that all of our domestically produced fuel could be utilized by the domestic market. Whether the export market continues to make economic sense for Granite Falls Energy will depend on domestic blend rates as well as global supply and demand for our product.

The federal Renewable Fuels Standard, known as RFS2, requires the use of a specified amount of renewable fuels in the United States. In 2013, RFS2 required approximately 16.55 billion gallons, of which corn based ethanol could be used to satisfy approximately 13.8 billion gallons. If the mandate is not changed, in 2014, the RFS2 will require approximately 18.15 billion gallons, of which corn based ethanol can be used to satisfy approximately 14.4 billion gallons. However, in November 2013 the EPA issued a proposed rule that would reduce the RFS2 levels for 2014 from the statutory volume requirement of 18.15 billion gallons to 15.21 billion gallons, and reduce the renewable volume obligations that can be satisfied by corn-based ethanol from 14.4 billion gallons to 13 billion gallons, which is less than the 2013 volume requirement of 13.8 billion gallons. If the EPA's proposal becomes a final rule, or if RFS2 were to be otherwise reduced or eliminated by the exercise of the EPA's waiver authority or by Congress, the demand for ethanol may be negatively impacted.

Trends and Uncertainties Impacting the Corn and Natural Gas Markets and Our Future Cost of Goods Sold

Our costs of our goods sold consist primarily of costs relating to the corn and natural gas supplies necessary to produce ethanol and distillers grains for sale. We grind approximately 1,800,000 bushels of corn each month at the Granite Falls plant and approximately 1,640,000 bushels of corn each month at the Heron Lake plant. For the fiscal year ended October 31, 2013, our average cost of corn per bushel, net of hedging activity, was approximately $0.454 lower than our per bushel cost of corn for the same period ended October 31, 2012.

Corn prices remain above historical averages. A widespread drought during the 2012 growing season in several corn producing states, combined with continued corn demand from other sectors, resulted in increasing corn prices for much of our 2013 fiscal year. However, the 2013 corn harvest set domestic records for bushels harvested. This led to a decrease in corn prices during the fourth fiscal quarter of our 2013 fiscal year. We expect corn prices to remain comparatively lower during the next several months. If corn prices increase again, and if a period of high corn prices were to be sustained for some time, such pricing may reduce our ability to generate income because of the higher cost of operating our plant.

Natural gas is also an important input commodity to our manufacturing process. Our natural gas usage is approximately 120,000 million British thermal units (mmBTU) per month at the Granite Falls plant and approximately 138,000 mmBTU per month at the Heron Lake plant. We continue to work to find ways to limit our natural gas price risk through efficient usage practices, research of new technologies, and pricing and hedging strategies. We use a marketing firm and an energy consultant for our natural gas procurement and will work with them on an ongoing basis to mitigate our exposure to volatile gas prices.

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

Contracting Activity

Farmers Cooperative Elevator Company supplies corn to our Granite Falls plant. We do not have an exclusive corn supplier for the Heron Lake plant. Eco-Energy, LLC markets our ethanol at both plants and RPMG markets our distillers grains at the Granite Falls plant and our corn oil at both plants. Gavilon markets our distillers grains at the Heron Lake plant. Each of these contracts is critical to our success and we are very dependent on each of these companies. Accordingly, the financial stability of these partners is critical to the successful operation of our business.

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

As of October 31, 2013, we recorded a net liability for our derivative instruments in the amount of $75,113. As of October 31, 2012, we recorded a net liability for our derivative instruments in the amount of $45,563. There are several variables that could affect the extent to which our derivative instruments are impacted by fluctuations in the price of corn, ethanol, denaturant or natural gas. However, it is likely that commodity cash prices will have the greatest impact on the derivative instruments with delivery dates nearest the current cash price. As we move forward, additional protection may be necessary. As the prices of these hedged commodities move in reaction to market trends and information, our statement of operations will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for Granite Falls Energy.

As of October 31, 2013, GFE had forward contracts to sell approximately $6,283,000 of ethanol for various periods through December 2013. GFE also had forward contracts to sell approximately $3,052,000 of distillers grains for delivery through March 2014 as of October 31, 2013.

As of October 31, 2013, GFE had approximately 350,000 bushels of fixed basis contracts for forward corn purchase commitments for delivery in November 2013. Through these contracts we hope to minimize risk from future market price fluctuations and basis fluctuations.

As of October 31, 2013, GFE had no forward purchase contracts to purchase natural gas. As we move forward, we may determine that additional price protection for natural gas purchases is necessary to reduce our susceptibility to price increases. However, we may not be able to secure natural gas for prices less than current market price and we may not recover high costs of production resulting from high natural gas prices, which may raise our costs of production and reduce our net income.

As of October 31, 2013, HLBE did not have any ethanol or corn derivative instruments. HLBE had natural gas agreements with a minimum commitment of approximately 1.6 million MMBTU per year until October 31, 2014.

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

Accounting for Business Combinations

In accounting for business combinations, we apply the accounting requirements of ASC 805, “Business Combinations,” (“ASC 805”), which requires the recording of net assets of acquired businesses at fair value. In developing estimates of fair value of acquired assets and assumed liabilities, we analyze a variety of factors including market data, estimated future cash flows of the acquired operations, industry growth rates and assumptions for certain future commodity prices. Such a valuation requires management to make significant estimates and assumptions, especially with respect to the future commodity prices.

In determining the fair value of the Company’s assets associated with the purchase of HBLE on July 31, 2013, we utilized the following valuation methods:

•
Market approach: This method estimates fair value based on market prices in actual transactions and on asking prices for assets currently available for sale. This valuation process is essentially that of comparison and correlation between other similar assets and those of HLBE.

•	Cost approach: This method estimates fair value based on the replacement cost of a comparable asset at prices at the time of the acquisition reduced for depreciation of the asset.

See Note 3 of the Notes to the Consolidated Financial Statements for a further discussion of the acquisition of HLBE.

Liquidity and Capital Resources

The following table shows our cash flows for the fiscal years ended October 31, 2013 and 2012:

	2013	2012
Net cash provided by (used in) operating activities	$22,715,888	$(953,958)
Net cash used in investing activities	$(9,073,284)	$(7,551,142)
Net cash used in financing activities	$(13,169,658)	$(3,873,632)

Operating Cash Flows. Cash provided by operating activities was $22,715,888 for the fiscal year ended October 31, 2013, compared to cash used in operating activities of approximately $953,958 for the fiscal year ended October 31, 2012. The difference is primarily attributable to an increase in net income for the fiscal year ended October 31, 2013 compared to the fiscal year ended October 31, 2012. We also had significant changes in accounts receivable and inventory during the fiscal year ended October 31, 2013 compared to the fiscal year ended October 31, 2012, which provided cash flow from operating activities of approximately $3,911,000 and $1,946,000, respectively. Currently, our capital needs are being adequately met through cash flows from our operating activities and our currently available credit facilities.

Investing Cash Flows. Cash used in investing activities was $9,073,284 for the fiscal year ended October 31, 2013, compared to cash used in investing activities of $7,551,142 for the fiscal year ended October 31, 2012. During the fiscal year ended October 31, 2013, we used approximately $6,977,000 to indirectly acquire a majority interest in HLBE. Additionally, during our 2013 fiscal year we used cash totaling approximately $2,636,000 for capital expenditures, construction in process and land acquisitions, compared to payments of approximately $7,551,000 during the same period in 2012. We also had proceeds of $540,000 during fiscal 2013 related to the sale of land.

Financing Cash Flows. Cash used in financing activities was $13,169,658 for the fiscal year ended October 31, 2013, compared to $3,873,632 for the fiscal year ended October 31, 2012. The difference is primarily attributable to increases in payments on our long-term debt associated with our credit facilities during our 2013 fiscal year. We also received proceeds from the issuance of subordinated convertible notes in fiscal year 2013, discussed below under "Indebtedness." In our 2012 fiscal year, we received proceeds from our long-term debt and also paid a member distribution.

The following table shows our cash flows for the fiscal years ended October 31, 2012 and 2011:

	2012	2011
Net cash provided by (used in) operating activities	$(953,958)	$11,879,586
Net cash used in investing activities	$(7,551,142)	$(50,020)
Net cash used in financing activities	$(3,873,632)	$(9,429,231)

Operating Cash Flows. Cash used in operating activities was approximately $954,000 for the fiscal year ended October 31, 2012, compared to cash provided by operating activities of approximately $11,880,000 for the fiscal year ended October 31, 2011. The difference is primarily attributable to our decrease in net income for the fiscal year ended October 31, 2012 compared to the fiscal year ended October 31, 2011. We also purchased approximately $6,500,000 of corn during the fourth quarter of 2012 that we used during fiscal 2013.

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

Indebtedness

Granite Falls Energy

Short-Term Debt Sources

In August 2012, we entered into two new credit facilities, one short-term and one long-term, with United FCS. CoBank serves as administrative agent for these new credit facilities. The Company's short-term credit facility with United FCS is a revolving line of credit. This facility allows us to borrow, repay, and reborrow up to $6,000,000 subject to a borrowing base calculation. Final payment of amounts borrowed under this credit facility is due August 1, 2014. Amounts borrowed under the revolving line of credit bear interest at one of three interest rate options selected by us, (i) at a variable weekly rate equal to 2.65% above the rate quoted by the British Bankers Association for the offering of one-month U.S. Dollar deposits, (ii) at a fixed rate to be quoted by CoBank, or (iii) at a fixed rate for up to 12 months equal to LIBOR plus 2.65%. Interest on amounts borrowed is payable monthly in arrears. We expect to utilize this credit facility to finance inventory and receivables as needed. We have not yet made any advances on this line of credit.

The Company also has letters of credit totaling $337,928 as part of a credit requirement of Northern Natural Gas. In August 2012, these letters of credit were transferred to United FCS as part of the new credit facilities. These letters of credit reduce the amount available under our line of credit to approximately $5,662,000.

Long-Term Debt Sources

The Company's long-term credit facility with United FCS is a revolving term loan. Under this facility we may borrow, repay, and reborrow up to $8,000,000. However, the amount available for borrowing under this facility reduces by $1,000,000 every six months, beginning September 1, 2013, with final payment due March 1, 2017. Therefore, at October 31, 2013, the amount we may borrow under this facility is $7,000,000. Amounts borrowed under the revolving term loan bear interest at one of three interest rate options selected by us, (i) at a variable weekly rate equal to 2.90% above the rate quoted by the British Bankers Association for the offering of one-month U.S. Dollar deposits, (ii) at a fixed rate to be quoted by CoBank, or (iii) at a fixed rate for up to 12 months equal to LIBOR plus 2.90%. Interest on amounts borrowed is payable monthly in arrears. We have used this credit facility to fund our rail infrastructure improvement project. As of October 31, 2012, the outstanding balance on our revolving term loan was $2,513,674 and the interest rate as of that date was 3.22%.

The Company's credit facilities with United FCS require the Company to comply with certain financial covenants, including (i) maintaining working capital of at least $10,000,000, (ii) maintaining local net worth, defined as total assets, minus total liabilities, minus investments by the Company in other entities, of at least $45,000,000, and (iii) achieving a debt service coverage ratio of at least 2.0 to 1.0. Our debt service coverage ratio is calculated as follows: (1) net income, plus depreciation and amortization, minus extraordinary gains (plus extraordinary losses), minus gain on asset sales (plus loss on asset sales); (2) divided by $2,000,000. As of October 31, 2013, we were in compliance with our financial covenants.

Our credit facilities with United FCS are secured by substantially all our assets. There are no savings account balance collateral requirements as part of this credit facility.

In December 2011, the Company purchased a Shuttlewagon Railcar Mover for use at its facility. The Company financed the entire purchase price through Capital One Equipment Leasing and Finance. As of October 31, 2013, the loan balance was approximately $383,000. The note is on a five-year term at a fixed annual interest rate of 3.875%.

Heron Lake BioEnergy

Credit Arrangements with AgStar

HLBE entered into an amended and restated master loan agreement with AgStar Financial Services, PCA ("AgStar") under which it has two forms of debt as of October 31, 2013: a term note and a revolving term note. HLBE's total indebtedness to AgStar as of October 31, 2013 was approximately $22.6 million, consisting of approximately $16.6 million under the term note and approximately $6.0 million under the revolving term note.

HLBE's loan agreements with AgStar are secured by substantially all business assets and are subject to various financial and non-financial covenants that limit distributions and debt and require minimum debt service coverage, net worth, and working capital requirements. HLBE was in compliance with the covenants of its loan agreements with AgStar as of October 31, 2013. In the past, HLBE’s failure to comply with the covenants of the master loan agreement and failure to timely pay required installments of principal has resulted in events of default under the master loan agreement, entitling AgStar to accelerate and declare due all amounts outstanding under the master loan agreement. If AgStar accelerated and declared due all amounts outstanding under the master loan agreement, HLBE would not have adequate cash to repay the amounts due, resulting in a loss of control of its business or bankruptcy. There can be no assurance that HLBE will be able to maintain compliance with its agreements with AgStar. Upon an occurrence of an event of default or an event that will lead to HLBE's default, AgStar may upon notice terminate its commitment to loan funds and declare the entire unpaid principal balance of the loans, plus accrued interest, immediately due and payable. An event of default includes, but is not limited to, HLBE's failure to make payments when due, insolvency, any material adverse change in HLBE's financial condition or HLBE's breach of any of the covenants, representations or warranties we have given in connection with the transaction.

Term Note

With respect to the term loan, HLBE must make equal monthly payments of principal and interest on the term loan based on a 10-year amortization, provided the entire principal balance and accrued and unpaid interest on the term loan is due and payable in full on the maturity date of September 1, 2016. In addition, HLBE is required to make additional payments annually on debt for up to 25% of the excess cash flow, as defined by the agreement, up to $2 million per year. Through September 1, 2014, the loan bears interest at 5.75% as long as HLBE is in compliance with its debt covenants. On September 1, 2014, the interest on the term loan will be adjusted to LIBOR plus 3.50%, but the total interest rate shall not be less than 5%.

Revolving Term Note

With respect to the revolving term loan, the loan matures in September 2016. Amounts borrowed by HLBE under the term revolving loan can be repaid and may be re-borrowed at any time prior to maturity date of the term revolving loan, provided that outstanding advances may not exceed the amount of the term revolving loan commitment. Amounts outstanding on the term revolving loan bear interest at a variable rate equal to the greater of a LIBOR rate plus 3.50% or 5.0%, payable monthly. At October 31, 2013, the revolving term loan carried an interest rate of 5.0%. HLBE also pays an unused commitment fee on the unused portion of the term revolving term loan commitment at the rate of 0.35% per annum, payable in arrears in quarterly installments during the term of the revolving term loan. At October 31, 2013, HLBE had $6.0 million outstanding under the revolving term loan and an additional $12.5 million was available. The amount available under the revolving term loan is reduced by $2 million at October 31 each year until September 2016, when the unpaid balance is due.

Subordinated Convertible Debt

On September 18, 2013, HLBE entered into an indenture with U.S. Bank National Association (“U.S. Bank”), as trustee and collateral agent, in connection with the closing of HLBE's offering of a maximum of $12 million aggregate principal amount of 7.25% Secured Subordinated Notes due 2018 (the “Notes”). On September 18, 2013, HLBE sold an aggregate principal amount of approximately $2.8 million of the Notes. Additionally, subscribers from HLBE's prior interim subordinated notes offering holding an aggregate principal amount of approximately $1.3 million of HLBE's interim subordinated notes elected to exchange their notes for Notes under the indenture, per the original terms of the interim subordinated notes. Therefore HLBE has an aggregate principal amount of approximately $4.1 million in Notes. The Notes are subordinated secured obligations, with interest payable on April 1 and October 1 of each year, beginning April 1, 2014, through the maturity date of October 1, 2018 at a rate of 7.25% per annum. The Notes are secured by a second mortgage and lien position on, among other assets, HLBE's property, plant and equipment located in Heron Lake, Minnesota, which mortgage and lien position are junior to and subordinated to HLBE's senior debt with AgStar. Beginning on October 1, 2014, and each anniversary date thereafter prior to the maturity date of the Notes, and on the maturity date of the Notes, and prior to the effective time of certain corporate actions, each holder of Notes has the right, at such holder’s option, to irrevocably convert all (but not less than all) of such holder’s Notes into HLBE's membership units at the rate of $0.30 of principal amount per unit. In addition to the anniversary and event conversion rights, prior to any prepayment date, each holder of Notes has the right, at such holder’s option, to irrevocably convert the principal amount to be prepaid into HLBE's membership units at the rate of $0.30 of principal amount per unit. Subject to this conversion right, HLBE may, by at least 45 days but not more than 60 days notice to the holders thereof, prepay the outstanding amount of the Notes in whole or in part with accrued interest to the date of such prepayment on the amount prepaid, without penalty or premium, provided that any prepayment of Notes must be done pro rata to all holders of Notes.

Other Credit Arrangements

In addition to HLBE's primary credit arrangement with AgStar and our subordinated convertible debt, HLBE has other material credit arrangements and debt obligations.

In October 2003, HLBE entered into an industrial water supply development and distribution agreement with the City of Heron Lake, Jackson County, and Minnesota Soybean Processors. In consideration of this agreement, HLBE and Minnesota Soybean Processors are allocated equally the debt service on $735,000 in water revenue bonds that were issued by the City to support this project that mature in February 2019. The parties have agreed that prior to the scheduled expiration of the agreement, they will negotiate in good faith to replace the agreement with a further agreement regarding the wells and related facilities. In May 2006, HLBE entered into an industrial water supply treatment agreement with the City of Heron Lake and Jackson County. Under this agreement, HLBE pays monthly installments over 24 months starting January 1, 2007 equal to one years' debt service on approximately $3.6 million in water revenue bonds, which will be returned to HLBE if any funds remain after final payment in full on the bonds and assuming HLBE complies with all payment obligations under the agreement. As of October 31, 2013 and 2012, there was a total of $2.6 million and $2.9 million in outstanding water revenue bonds, respectively. HLBE classifies its obligations under these bonds as assessments payable. The interest rates on the bonds range from 0.50% to 8.73%.

In November 2007, HLBE entered into a shared savings contract with Interstate Power and Light Company ("IPL"), its electrical service provider. Under the agreement, IPL is required to pay $1,850,000 to fund project costs for the purchase and installation of electrical equipment. In exchange, HLBE is required to share a portion of the energy savings with IPL that may be derived from the decreased energy consumption from the new equipment. HLBE isrequired to pay IPL approximately $30,000 for the first thirteen billing cycles, $140,000 at the end of the thirteenth billing cycle, and thereafter, approximately $30,000 for the remainder of the billing cycles. These amounts represent IPL's portion of the shared savings. HLBE also granted IPL a security interest in the electrical equipment to be installed on its site. The shared savings contract expired December 31, 2012.

To fund the purchase of the distribution system and substation for the plant, HLBE entered into a loan agreement with Federated Rural Electric Association pursuant to which HLBE borrowed $600,000 by a secured promissory note. Under the note HLBE is required to make monthly payments to Federated Rural Electric Association of $6,250 consisting of principal and an annual fee of 1% beginning on October 10, 2009. In exchange for this loan, Federated Rural Electric Association was granted a security interest in the distribution system and substation for the plant. The balances of this loan at October 31, 2013 and 2012 were $298,750 and $368,750, respectively.

HLBE has a note payable in connection with the construction of its pipeline assets. This loan was initially due in December 2011, but was converted in February 2012 to a term loan with a three-year repayment period. The balances of this loan at October 31, 2013 and 2012 were $1,013,132 and $818,884, respectively. Interest on the loan is at 5.29%. The note is secured by the assets of Agrinatural Gas, LLC.

HLBE financed its corn oil separation equipment from the equipment vendor. HLBE pays approximately $40,000 per month on this debt, conditioned upon revenue generated from the corn oil separation equipment. The monthly payment includes implicit interest of 5.57% until maturity in May 2015. The note is secured by the corn oil separation equipment. The balances of this loan at October 31, 2013 and 2012 were $640,653 and $1,072,310, respectively.

HLBE also has a note payable to the minority owner of Agrinatural Gas, LLC in the amount of $300,000 at October 31, 2013. Interest on the note is 5.43% and the note has a maturity date in October 2014.

Contractual Obligations

The following table provides information regarding the contractual obligations of the Company as of October 31, 2013:

	Total	Less than One Year	One to Three Years	Three to Five Years	Greater Than Five Years
Long-Term Debt Obligations (1)	$37,687,311	$4,501,215	$24,292,098	$7,751,238	$1,142,760
Operating Lease Obligations (2)	$11,175,639	$3,525,671	$6,781,468	$868,500	$—
Total Contractual Obligations	$48,862,950	$8,026,886	$31,073,566	$8,619,738	$1,142,760

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from our credit facilities with United FCS, PCA and AgStar Financial Services, PCA. Specifically, we have $25,071,191 outstanding in variable rate debt as of October 31, 2013. The specifics of these credit facilities are discussed in greater detail in “Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Indebtedness.”

Below is a sensitivity analysis we prepared regarding our income exposure to changes in interest rates. The sensitivity analysis below shows the anticipated effect on our income from a 10% adverse change in interest rates for a one-year period.

Outstanding Variable Rate Debt at October 31, 2013	Interest Rate at October 31, 2013	Interest Rate Following 10% Adverse Change	Annual Adverse Change to Income
$2,513,674	3.22%	3.542%	$8,119
$16,577,641	5.75%	6.325%	$95,321
$5,979,876	5.00%	5.500%	$29,899

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

A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the spot prices of corn, natural gas, and ethanol as of October 31, 2013, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from October 31, 2013. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of October 31, 2013	Approximate Adverse Change to Income
Natural Gas	3,000,000	MMBTU	10%	$1,395,000
Ethanol	119,300,000	Gallons	10%	$21,474,000
Corn	40,750,000	Bushels	10%	$17,107,500

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Governors
Granite Falls Energy, LLC and Subsidiaries
Granite Falls, Minnesota
We have audited the accompanying consolidated balance sheets of Granite Falls Energy, LLC and Subsidiaries as of October 31, 2013 and 2012, and the related consolidated statements of operations, changes in members’ equity, and cash flows for each of the years in the three-year period ended October 31, 2013. Granite Falls Energy, LLC’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Granite Falls Energy, LLC and Subsidiaries as of October 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the three-year period ended October 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ Boulay PLLP
Certified Public Accountants

Minneapolis, Minnesota
January 29, 2014

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES
Consolidated Balance Sheets

ASSETS	October 31, 2013	October 31, 2012

Current Assets
Cash	$1,158,774	$685,828
Restricted cash	393,750	494,000
Accounts receivable	6,450,694	7,356,534
Inventory	12,370,277	12,013,169
Prepaid expenses and other current assets	1,096,483	165,519
Total current assets	21,469,978	20,715,050

Property, Plant and Equipment
Land and improvements	12,307,063	7,095,172
Railroad improvements	8,005,523	4,121,148
Process equipment and tanks	110,440,407	64,678,860
Administration building	1,015,361	279,734
Office equipment	265,792	154,072
Rolling stock	1,691,857	1,305,395
Construction in progress	2,067,213	3,831,263
	135,793,216	81,465,644
Less accumulated depreciation	46,984,361	41,047,562
Net property, plant and equipment	88,808,855	40,418,082

Goodwill	1,372,473	—

Other Assets	1,021,916	—

Total Assets	$112,673,222	$61,133,132

Notes to the Consolidated Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES
Consolidated Balance Sheets

LIABILITIES AND MEMBERS' EQUITY	October 31, 2013	October 31, 2012

Current Liabilities
Current portion of long-term debt	$3,490,808	$114,718
Accounts payable	3,058,633	3,527,840
Corn payable to FCE	4,001,852	1,995,997
Commodity derivative instruments	75,113	45,563
Accrued liabilities	696,858	318,819
Total current liabilities	11,323,264	6,002,937

Long-Term Debt, less current portion	32,981,955	5,274,870

Commitments and Contingencies

Members' Equity
Members' equity attributable to Granite Falls Energy, LLC consists of 30,606 units authorized, issued, and outstanding	59,887,346	49,855,325
Noncontrolling interest	8,480,657	—
Total members' equity	68,368,003	49,855,325

Total Liabilities and Members' Equity	$112,673,222	$61,133,132

Notes to the Consolidated Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES
Consolidated Statements of Operations

For the fiscal years ended,	October 31, 2013	October 31, 2012	October 31, 2011

Revenues	$224,100,934	$175,162,043	$156,521,489

Cost of Goods Sold	210,077,621	172,708,074	142,353,416

Gross Profit	14,023,313	2,453,969	14,168,073

Operating Expenses	2,988,583	2,449,596	2,002,706

Operating Income	11,034,730	4,373	12,165,367

Other Income (Expense):
Other income (expense), net	(48,373)	182,186	37,281
Interest income	813	18,050	93,566
Interest expense	(428,397)	(44,002)	(4,358)
Total other income (expense), net	(475,957)	156,234	126,489

Net Income	10,558,773	160,607	12,291,856

Net Income Attributable to Noncontrolling Interest	526,752	—	—

Net Income Attributable to Granite Falls Energy, LLC	$10,032,021	$160,607	$12,291,856

Weighted Average Units Outstanding - Basic and Diluted	30,606	30,614	30,656

Amounts attributable to Granite Falls Energy, LLC

Net Income Per Unit - Basic and Diluted	$327.78	$5.25	$400.96

Distributions Per Unit - Basic and Diluted	$—	$—	$600.00

Notes to the Consolidated Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES
Consolidated Statement of Changes in Members' Equity

	Members' Equity Attributable to Granite Falls Energy, LLC	Noncontrolling Interest	Total Members' Equity
Balance - October 31, 2010	$55,862,882	$—	$55,862,882

Member distributions	(18,393,600)	—	(18,393,600)

Net income for the year ended October 31, 2011	12,291,856	—	12,291,856

Balance - October 31, 2011	49,761,138	—	49,761,138

Repurchase of 50 membership units in December 2011	(66,420)	—	(66,420)

Net income for the year ended October 31, 2012	160,607	—	160,607

Balance - October 31, 2012	49,855,325	—	49,855,325

Recognition of noncontrolling interest upon acquisition of business	—	7,159,741	7,159,741
Distribution attributable to noncontrolling interest	—	(38,336)	(38,336)
Issuance of subsidiary units attributable to noncontrolling interest	—	832,500	832,500
Net income attributable to noncontrolling interest	—	526,752	526,752
Net income attributable to Granite Falls Energy, LLC	10,032,021	—	10,032,021

Balance - October 31, 2013	$59,887,346	8,480,657	68,368,003

Notes to the Consolidated Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES
Consolidated Statements of Cash Flows

For the fiscal years ended,	October 31, 2013	October 31, 2012	October 31, 2011

Cash Flows from Operating Activities:
Net income	$10,558,773	$160,607	$12,291,856
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation and amortization	5,549,204	4,161,021	3,988,606
Change in fair value of derivative instruments	(155,563)	1,651,799	(1,271,242)
Change in operating assets and liabilities:
Restricted cash	611,205	1,009,000	(601,500)
Derivative instruments	185,113	(1,202,186)	1,619,692
Accounts receivable	3,910,961	(3,578,987)	(613,338)
Inventory	1,946,049	(3,397,758)	(4,284,741)
Prepaid expenses and other current assets	176,061	12,274	(60,904)
Accounts payable	(5,995)	286,878	871,671
Accrued liabilities	(59,920)	(56,606)	(60,514)
Net Cash Provided by (Used in) Operating Activities	22,715,888	(953,958)	11,879,586

Cash Flows from Investing Activities:
Proceeds from maturity of short-term investments	—	—	3,500,000
Payments for capital expenditures	(2,636,048)	(4,083,943)	(3,550,020)
Payments from sale of land	540,000	—	—
Payments for land acquisitions	—	(3,467,199)	—
Payments for acquisition of Project Viking, net of cash acquired	(6,977,236)	—	—
Net Cash Used in Investing Activities	(9,073,284)	(7,551,142)	(50,020)

Cash Flows from Financing Activities:
Proceeds from long-term debt	—	5,490,926	—
Payments on long-term debt	(16,840,158)	(101,338)	(232,431)
Proceeds from issuance of subsidiary convertible notes	3,670,500	—	—
Payments for membership unit redemption	—	(66,420)	—
Member distributions paid	—	(9,196,800)	(9,196,800)
Net Cash Used in Financing Activities	(13,169,658)	(3,873,632)	(9,429,231)

Net Increase (Decrease) in Cash	472,946	(12,378,732)	2,400,335

Cash - Beginning of Period	685,828	13,064,560	10,664,225

Cash - End of Period	$1,158,774	$685,828	$13,064,560

Supplemental Cash Flow Information
Cash paid during the period for:
Interest expense	$388,306	$44,002	$6,857

Notes to the Consolidated Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES
Consolidated Statements of Cash Flows

For the fiscal years ended,	October 31, 2013	October 31, 2012	October 31, 2011

Supplemental Disclosure of Noncash Investing, Operating and Financing Activities
Conversion of subsidiary subordinated convertible notes	$934,500	$—	$—
Distribution to non-controlling interest in accrued expenses	$38,336	$—	$—
Member distributions included in distribution payable	$—	$—	$9,196,800
Capital expenditures and construction in process included in accounts payable	$605,750	$1,129,000	$—

Notes to the Consolidated Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
October 31, 2013 and 2012

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements consolidate the operating results and financial position of Granite Falls Energy, LLC (“GFE” or the “Company”), and its wholly owned subsidiary, Project Viking, L.L.C. ("Project Viking") which owns 60.8% of Heron Lake BioEnergy, LLC (“HLBE”). The remaining 39.2% ownership of HLBE is included in the consolidated financial statements as a non-controlling interest. All intercompany balances and transactions are eliminated in consolidation. The acquisition occurred on July 31, 2013 and therefore the consolidated statements of operations only include the three month period ended October 31, 2013 of HLBE. See Note 3 for details of acquisition.

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

HLBE is a Minnesota limited liability company currently producing fuel-grade ethanol, distillers grains, and crude corn oil near Heron Lake, Minnesota and sells these products, pursuant to marketing agreements, throughout the continental United States. HLBE's plant has an approximate annual production capacity of 55 million gallons, but is currently permitted to produce up to 59.2 million gallons.

Fiscal Reporting Period

The Company has adopted a fiscal year ending October 31 for financial reporting purposes.

Accounting Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles in the United States of America. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. The Company uses estimates and assumptions in accounting for the following significant matters, among others: economic lives of property, plant, and equipment, valuation of commodity derivatives and inventory, and the assumptions used in the impairment analysis of long-lived assets and the assumptions used to estimate the fair value of acquired assets and liabilities, which includes goodwill. Actual results may differ from previously estimated amounts, and such differences may be material to our financial statements. The Company periodically reviews estimates and assumptions, and the effects of revisions are reflected in the period in which the revision is made.

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

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
October 31, 2013 and 2012

Accounts receivable are recorded at their estimated net realizable value. Accounts are considered past due if payment is not made on a timely basis in accordance with the Company's credit terms. Accounts considered uncollectible are written off. The Company follows a policy of providing an allowance for doubtful accounts; however, based on historical experience, and its evaluation of the current status of receivables, the Company is of the belief that such accounts will be collectible in all material respects and thus an allowance was not necessary at October 31, 2013 or 2012. It is at least possible this estimate will change in the future.

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

Maintenance and repairs are expensed as incurred; major improvements and betterments are capitalized.  Construction in progress expenditures will be depreciated using the straight-line method over their estimated useful lives once the assets are placed into service. Depreciation expense totaled approximately $5,937,000, $4,161,000, and $3,979,000 for the fiscal years ended October 31, 2013, 2012, and 2011, respectively.

Long-Lived Assets

Long-lived assets, such as property, plant, and equipment, and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by an asset to the carrying value of the asset. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including, but not limited to, discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. No indicators of impairment existed during fiscal 2013 or 2012 that would have triggered impairment testing, and therefore, no impairment expense was recorded during 2013 or 2012.

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

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
October 31, 2013 and 2012

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

Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in our balance sheets, the Company has elected not to record any other assets or liabilities at fair value. No events occurred during the fiscal years ended October 31, 2013 or 2012 that required adjustment to the recognized balances of assets or liabilities, which are recorded at fair value on a nonrecurring basis.

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

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
October 31, 2013 and 2012

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

Income Taxes

The Company is treated as a partnership for federal and state income tax purposes, and generally does not incur income taxes. Instead its earnings and losses are included in the income tax returns of its members. Therefore, no provision or liability for federal or state income taxes has been included in these financial statements. The Company had no significant uncertain tax positions as of October 31, 2013 or 2012. For years before fiscal 2011, the Company is no longer subject to U.S. Federal or state income tax examinations.

Environmental Liabilities

The Company's operations are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which it operates. These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its location. Accordingly, the Company has adopted policies, practices, and procedures in the areas of pollution control, occupational health, and the production, handling, storage, and use of hazardous materials to prevent material environmental or other damage, and to limit the financial liability, which could result from such events. Environmental liabilities are recorded when the liability is probable and the costs can be reasonably estimated. No expense has been recorded for the fiscal years ended October 31, 2013, 2012, or 2011.

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

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
October 31, 2013 and 2012

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

Goodwill

Goodwill represents the cost in excess of the fair value of net assets acquired. The Company conducts impairment assessments annually or when events indicate a triggering event has occurred.

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

Immediately following the closing, the Company, through its 100% ownership of Project Viking, owned 24,080,949 Class A units and 15,000,000 Class B units of HLBE, for a total of 39,080,949 units, or 63.3% of the 61,697,104 outstanding units. As a result, under HLBE's member control agreement, Project Viking is entitled to appoint five (5) of the nine (9) governors to HLBE's board of governors.

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

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
October 31, 2013 and 2012

The acquisition date fair value of the consideration transferred consisted of the following:

Cash	$8,000,000
Note payable	4,024,500
Assumption of note payable to Granite Falls Bank	5,000,000
Total Consideration	$17,024,500

The assets and liabilities of Project Viking were recorded at their respective estimated fair values as of the date of the acquisition using generally accepted accounting principles for business combinations. The Company used a combination of the market and cost approaches that included unobservable level 3 inputs, to estimate the fair values of the assets acquired and liabilities assumed. The fair value of the long-term debt acquired was determined based on the present value of future contractual cash flows discounted at an interest rate that reflects the current borrowing rates available to the Company for loans with similar terms. The fair market value of the debt assumed was approximately $36.5 million and resulted in a debt premium balance of approximately $2.3 million being recorded as of the acquisition date. The debt premium is amortized as a reduction of interest expense over the term of the debt using the effective interest method. The value of the 36.66% noncontrolling interest was determined by using the fair value method by using the most recent arms-length transaction of HLBE's units that did not include a control premium. The goodwill is attributable to the synergies expected to arise after the acquisition in the purchasing of inputs and the sale of outputs.  Goodwill is not expected to be deductible for tax purposes.  The fair value of the assets acquired includes account receivables of approximately $3,107,000, all of which are expected to be collectible.

Subsequent to the initial purchase price allocation and within the one year measurement period, new information was obtained about facts and circumstances that existed as of the acquisition date. As such, the purchase price allocation of the HLBE acquisition was retroactively adjusted to include the effect of this measurement period adjustment.  An adjustment of approximately $273k was recorded to adjust the fair value of a noncontrolling interest in HLBE, which was adjusted through goodwill during the fourth quarter ended October 31, 2013. The retroactively adjusted purchase price allocation is as follows:

Cash	$1,022,764
Restricted cash	510,955
Accounts receivable	3,107,121
Inventory	2,303,157
Prepaid expenses	1,107,025
Property, plant, and equipment	51,625,774
Other assets	924,252
Goodwill	1,372,473
Total assets acquired	$61,973,521

Accounts payable	$(936,893)
Accrued expenses	(399,623)
Notes payable	(36,452,764)
Non-controlling interest	(7,159,741)
Net purchase price	$17,024,500

The acquisition occurred on the last day of the Company's fiscal third quarter, therefore the Company consolidated three months of HLBE's revenues and expenses in the consolidated statements of operations. HLBE contributed revenues of $38,560,522 and earnings of $1,305,044 to the Company for the three month period from August 1, 2013 to October 31, 2013. The net income attributable to non-controlling interests for the year ended October 31, 2013 totaled approximately $527,000.

The following represents the unaudited pro forma consolidated statement of operations as if the transaction occurred at the beginning of the following periods:

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
October 31, 2013 and 2012

	For the years ended
	October 31, 2013	October 31, 2012	October 31, 2011
	Unaudited	Unaudited	Unaudited

Revenues	$349,304,556	$343,821,978	$320,641,864
Net income, including portion attributable to non-controlling interest of $712,289, ($20,702,684), and $361,351, respectively	$4,864,820	$(31,794,779)	$13,612,987
Earnings per share (30,606, 30,614, and 30,656 weighted average units outstanding - basic and diluted, respectively)	$116.16	$(617.00)	$412.75

The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of each of the periods presented. These amounts have been calculated after adjusting the results of HLBE to reflect the additional amortization of the debt premium that would have occurred assuming the fair value adjustment to long-term debt had been applied at the beginning of each period presented.

4. INVENTORY

Inventories consist of the following:

	October 31, 2013	October 31, 2012
Raw materials	$4,652,465	$8,977,820
Spare parts	1,636,466	584,011
Work in process	1,643,574	1,150,239
Finished goods	4,437,772	1,557,546
Totals	$12,370,277	$12,013,169

The Company performs a lower of cost or market analysis on inventory to determine if the market values of certain inventories are less than their carrying value, which is attributable primarily to decreases in market prices of corn and ethanol. Based on the lower of cost or market analysis, the Company did not record a lower of cost or market charge on certain inventories for the fiscal years ended October 31, 2013 or 2011. The Company recorded a lower of cost or market charge on certain inventories for the fiscal year ended October 31, 2012 for approximately $77,000.

5.    DERIVATIVE INSTRUMENTS

As of October 31, 2013, the total notional amount of the Company's outstanding corn derivative instruments was approximately 1,125,000 bushels that were entered into to hedge forecasted corn purchases through December 2013. There may be offsetting positions that are not shown on a net basis that could lower the notional amount of positions outstanding as disclosed above.

The following tables provide details regarding the Company's derivative instruments at October 31, 2013, none of which were designated as hedging instruments:

	Balance Sheet location	Assets	Liabilities

Corn contracts	Commodity derivative instruments	$—	$(75,113)

Totals		$—	$(75,113)

In addition, as of October 31, 2013 the Company maintained $393,750 of restricted cash related to margin requirements for the Company's commodity derivative instrument positions.

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
October 31, 2013 and 2012

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

The following tables provide details regarding the gains and (losses) from Company's derivative instruments in statements of operations, none of which are designated as hedging instruments:

	Statement of	Fiscal Years Ended October 31,
	Operations location	2013	2012	2011

Ethanol contracts	Revenue	$—	$—	$(4,626)
Corn contracts	Cost of Goods Sold	155,563	(1,651,799)	1,280,413
Natural gas contracts	Cost of Goods Sold	—	—	(4,545)

Total gain (loss)		$155,563	$(1,651,799)	$1,271,242

6.    DEBT FACILITIES

Granite Falls Energy:

GFE has two credit facilities with a lender. The first is a seasonal revolving operating loan facility in the amount of $5,660,000. The second is a revolving term loan facility in the amount of $18,000,000. However, the amount available for borrowing under this facility reduces by $2,000,000 semi-annually beginning September 1, 2014, with final payment due March 1, 2018.

The interest rates for both facilities are based on the bank's "One Month LIBOR Index Rate," plus 2.8% and 3.05% on the seasonal and revolving term commitments, respectively. The facilities are available through March 31, 2017 and March 31, 2018, respectfully. The outstanding balance on the revolving term loan on October 31, 2013 and October 31, 2012 was $2,513,674 and $4,891,952, respectively. GFE currently has no outstanding balance on the seasonal revolving operating loan facility.

The credit facilities require GFE to comply with certain financial covenants. As of October 31, 2013 and October 31, 2012, GFE was in compliance with these financial covenants and expects to be in compliance throughout fiscal 2014.

The credit facilities are secured by substantially all assets of the Company. There are no savings account balance collateral requirements as part of this credit facility.

At October 31, 2013, GFE also had letters of credit totaling $337,928 with the bank as part of a credit requirement of Northern Natural Gas. These letters of credit were reduced by $49,000 in November 2013.

As part of the acquisition of Project Viking discussed in Note 3, GFE assumed a note payable with Granite Falls Bank with a principal amount of $5,000,000. This note was paid in full on August 19, 2013.

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
October 31, 2013 and 2012

Also, as part of the acquisition of Project Viking discussed in Note 3, GFE issued a note payable to the previous owners of Project Viking with a principal amount of $4,024,500. The note matured on August 30, 2013 and interest accrued on the note at a rate of 4% per annum. This note was paid in full on August 26, 2013.

Heron Lake BioEnergy:
Term Note Payable
On May 17, 2013, HLBE renegotiated its term loan with AgStar in the amount of $17,400,000.  HLBE must make equal monthly payments of principal and interest on the term loan based on a 10-year amortization, provided the entire principal balance and accrued and unpaid interest on the term loan is due and payable in full on the maturity date of September 1, 2016.  In addition, HLBE is required to make additional payments annually on debt for up to 25%of the excess cash flow, as defined by the agreement, up to $2,000,000 per year.  Through September 1, 2014, the loan bears interest at 5.75% as long as HLBE is in compliance with their debt covenants.
On September 1, 2014, the interest term loan will be adjusted to LIBOR plus 3.50% but not less than 5%.  The loan agreements are secured by substantially all business assets and are subject to various financial and non-financial covenants that limit distributions and debt and require minimum debt service coverage, net worth, and working capital requirements.  HLBE was in compliance with the covenants of its master loan agreement with AgStar as of October 31, 2013.
Revolving Term Note
HLBE also obtained a three-year term revolving loan commitment in the amount of $20,500,000, under which AgStar agreed to make periodic advances to HLBE up to this original amount until September 1, 2016. Amounts borrowed by HLBE under the term revolving loan and repaid or prepaid may be re-borrowed at any time prior to maturity date of the term revolving loan, provided that outstanding advances may not exceed the amount of the term revolving loan commitment. Amounts outstanding on the term revolving loan bear interest at a variable rate equal to the greater of a LIBOR rate plus 3.50% or 5.0%, payable monthly. HLBE also pays an unused commitment fee on the unused portion of the term revolving loan commitment at the rate of 0.35% per annum, payable in arrears in quarterly installments during the term of the term revolving loan. Under the terms of the new agreement, the term revolving loan commitment is scheduled to decline by $2,000,000 annually, beginning on October 31, 2013 and each anniversary date thereafter. The maturity date of the term revolving loan is September 1, 2016.
Subordinated Convertible Debt
On May 17, 2013, HLBE’s previous Board of Governors loaned the Company approximately $1,400,000 as part of the convertible secured debt offering. An additional $3,700,000 was raised as part of a convertible debt offering during September 2013. The convertible secured debt is subordinated to the AgStar debt. The notes bear interest at 7.25% and are due in May 2018. On October 1, 2014, or immediately prior to the sale of all or effectively all of HLBE assets, each note is convertible to Class A stock at a rate of $0.30 per Class A unit. HLBE reserves the right to issue Class B units upon conversion if the principal balance of the convertible debt exceeds the authorized Class A units at the conversion rate. At the issuance, each debt holder had the option to convert to Class A units. As a result, holders elected to convert $934,500 in September for 3,115,000 Class A units.

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
October 31, 2013 and 2012

Long-term debt consists of the following:

	October 31, 2013	October 31, 2012
GRANITE FALLS ENERGY:
Capital One Shuttlewagon Railcar Mover (5 year term at 3.875%, due in monthly installments of $10,995)	$382,918	$497,636
Revolving Term Loan	2,513,674	4,891,952

HERON LAKE BIOENERGY:
Term note payable to lending institution (including premium of approximately $1.74m)	18,317,800	—
Revolving term note payable to lending institution (including premium of approximately $283k)	6,263,158	—
Assessment payable as part of water treatment agreement, due in semi-annual installments of $189,393 with interest at 6.55%, enforceable by statutory lien, with the final payment due in 2021. The Company made deposits for one years' worth of debt service payments that are held on deposit to be applied with the final payments of the assessment.	2,246,771	—
Assessment payable as part of water treatment agreement, due in semi-annual installments of $25,692 with interest at 0.50%, enforceable by statutory lien, with the final payment due in 2016.	152,698	—
Assessment payable as part of water supply agreement, due in monthly installments of $3,942 with interest at 8.73%, enforceable by statutory lien, with the final payment due in 2019.	205,209	—
Note payable to electrical company with monthly payments of $6,250 with a 1% maintenance fee due each October, due September 2017. The electrical company is a member of the Company.	293,750	—
Note payable to a lending institution for the construction of the pipeline assets initially due in December 2011, converted in February 2012 to a term loan with a three year repayment period. Interest is at 5.29% and the note, along with the line of credit in Note 8, is secured by substantially all assets of Agrinatural.	1,013,132	—
Note payable to noncontrolling interest member of Agrinatural. Interest is at 5.425%, with a maturity date of October 2014.	300,000	—
Equipment payable on corn oil separation equipment from a vendor. The Company pays approximately $40,000 per month conditioned upon revenue generated from the corn oil equipment. The monthly payment includes implicit interest of 5.57% until maturity in May 2015 and the note is secured by the equipment.	640,653	—
Subordinated Convertible Debt with interest of 7.25% paid on a semi-annual basis.	4,143,000	—
Totals	36,472,763	5,389,588
Less amounts due within one year	3,490,808	114,718
Net long-term debt	$32,981,955	$5,274,870

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
October 31, 2013 and 2012

Estimated maturities of long-term debt at October 31, 2013 are as follows:

2014	$3,490,808
2015	2,846,762
2016	21,602,578
2017	522,563
2018	7,022,813
After 2018	987,239
Total long-term debt	$36,472,763

7. LEASES

GFE has a lease agreement with a leasing company for 75 hopper cars to assist with the transport of distiller's grains by rail. In November 2010, the original lease was renewed for an additional five-year period. Based on final manufacturing and interest costs, the Company will pay the leasing company $620 per month plus $0.03 per mile traveled in excess of 36,000 miles per year. Rent expense for these leases was $557,000, $552,000 and $553,000 for the fiscal years ended October 31, 2013, 2012 and 2011, respectively.

GFE has lease agreements with three leasing companies for 176 rail car leases for the transportation of the Company's ethanol with various maturity dates through October 2017. The rail car lease payments are due monthly in the aggregate amount of approximately $121,000. Rent expense for these leases was $1,437,000, $1,278,000 and $1,171,000 for the fiscal years ended October 31, 2013, 2012 and 2011, respectively.
HLBE leases equipment, primarily rail cars, under operating leases through 2017. Rent expense for fiscal 2013, 2012, and 2011 was approximately $1,800,000, $2,200,000, and $1,800,000, respectively.
At October 31, 2013, the Company had the following commitments for payments of rentals under operating leases which at inception had a non-cancelable term of more than one year:

November 1, 2013 to October 31, 2014	$2,602,286
November 1, 2014 to October 31, 2015	1,640,775
November 1, 2015 to October 31, 2016	940,910
November 1, 2016 to October 31, 2017	474,004
November 1, 2017 to October 31, 2018	60,816
Total minimum lease commitments	$5,718,791

8. FAIR VALUE

The following table provides information on those derivative assets measured at fair value on a recurring basis at October 31, 2013:

	Carrying Amount in Balance Sheet October 31, 2013	Fair Value October 31, 2013	Fair Value Measurement Using
			Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial Liabilities:
Derivative Instruments	$(75,113)	$(75,113)	$(75,113)	$—	$—

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
October 31, 2013 and 2012

The following table provides information on those derivative assets measured at fair value on a recurring basis at October 31, 2012:

	Carrying Amount in Balance Sheet October 31, 2012	Fair Value October 31, 2012	Fair Value Measurement Using
			Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial Liabilities:
Derivative Instruments	$(45,563)	$(45,563)	$(45,563)	$—	$—

We determine the fair value of commodity derivative instruments by obtaining fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes and live trading levels from the Chicago Board of Trade market and New York Mercantile Exchange.

9. MEMBERS' EQUITY

The Company has one class of membership units. The units have no par value and have identical rights, obligations and privileges. Income and losses are allocated to all members based upon their respective percentage of units held. As of October 31, 2013, 2012 and 2011, the Company had 30,606, 30,606 and 30,656 membership units authorized, issued, and outstanding, respectfully.

Subsequent to year end, in December 2013, the Board of Governors declared a cash distribution of $180 per unit or $5,509,080 for unit holders of record as of December 19, 2013. The distribution was paid on December 31, 2013.

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

10. EMPLOYEE BENEFIT PLANS

The Company has a defined contribution plan available to all of its qualified employees. The Company contributes a match of 50% of the participant's salary deferral up to a maximum of 3% of the employee's salary. Company contributions totaled approximately $50,000, $51,000, and $46,000 for the fiscal years ended October 31, 2013, 2012, and 2011, respectively.

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
October 31, 2013 and 2012

11. INCOME TAXES

The differences between the financial statement basis and tax basis of assets are based on the following:

	October 31, 2013	October 31, 2012

Financial statement basis of assets	$112,673,222	$61,133,132
Organization & start-up costs capitalized for tax purposes, net	625,720	715,109
Tax depreciation greater than book depreciation	(24,977,852)	(25,653,678)
Unrealized derivatives losses	75,113	45,563
Capitalized inventory	35,761	10,957
Net effect of consolidation of acquired subsidiary	(10,396,697)	—
Income tax basis of assets	$78,035,267	$36,251,083

Financial statement basis of liabilities	$44,305,219	$11,277,807
Debt premium - acquisition fair value adjustment	(2,023,441)	—
Income tax basis of liabilities	$42,281,778	$11,277,807

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

At October 31, 2013, GFE had basis contracts for forward corn purchase commitments with FCE for 350,000 bushels for delivery in November 2013. At October 31, 2013, the Company also had 550,000 bushels of stored corn totaling approximately $2,346,000 with FCE that is included in inventory.

The Company purchased approximately $153,216,000 of corn from the member during fiscal 2013, of which approximately $4,002,000 is included in corn payable at October 31, 2013. The Company purchased approximately $148,289,000 of corn from the member during fiscal 2012, of which approximately $1,996,000 is included in corn payable at October 31, 2012. The Company purchased approximately $123,676,000 of corn from the member during fiscal 2011.

Ethanol Marketing Agreement

GFE currently has an Ethanol Marketing Agreement (“Eco Agreement”) with Eco-Energy, Inc. (“Eco-Energy”). Pursuant to the Eco Agreement, Eco-Energy agrees to purchase the entire ethanol output of GFE's ethanol plant and to arrange for the transportation of ethanol; however, GFE is responsible for securing all of the rail cars necessary for the transport of ethanol by rail. GFE will pay Eco-Energy a certain percentage of the FOB plant price in consideration of Eco-Energy's services. The contract had an initial term of one year, and will continue to remain in effect until terminated by either party at its unqualified option, by providing written notice of not less than 90 days to the other party.

Ethanol marketing fees and commissions totaled approximately $796,000, $743,000, and $1,006,000 for the fiscal years ended October 31, 2013, 2012 and 2011 respectively, and are included net within revenues.

During the fourth quarter of fiscal year 2013, HLBE entered into a new marketing agreement with Eco-Energy, for the sale of ethanol. Under this ethanol agreement, Eco-Energy will purchase, market and resell 100% of the ethanol produced at the Company's

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
October 31, 2013 and 2012

ethanol production facility and the Company will pay Eco-Energy a marketing fee based on a percentage of the applicable sale price of the ethanol. The marketing fee was negotiated based on prevailing market-rate conditions for comparable ethanol marketing services.

Ethanol Contracts

At October 31, 2013, GFE had forward contracts to sell approximately $6,283,000 of ethanol for various delivery periods from November 2013 through December 2013 which approximates 36% of its anticipated ethanol sales during that period.

At October 31, 2012, GFE had forward contracts to sell approximately $8,747,000 of ethanol for delivery in November 2012.

Distillers Grain Marketing Agreement

GFE has a Marketing Agreement with RPMG, an unrelated party, for the purpose of marketing and selling all distillers grains produced by the Company. The contract commenced on February 1, 2011 with an initial term of one year, and will continue to remain in effect until terminated by either party at its unqualified option, by providing written notice of not less than 90 days to the other party. Distillers grain commissions totaled approximately $745,000, $650,000 and $460,000 for the fiscal years ended October 31, 2013, 2012 and 2011 respectively, and are included net within revenues.

At October 31, 2013, GFE had forward contracts to sell approximately $3,052,000 of distillers grains for delivery in November 2013 through March 2014 which approximates 27% of its anticipated distillers grain sales during that period.
At October 31, 2012, GFE had forward contracts to sell approximately $1,773,000 of distillers grains for delivery in November 2012 which approximates 65%.

Gavilon Ingredients, LLC serves as the distillers' grains marketer for HLBE pursuant to an off-take agreement that became effective as of November 1, 2013. Under this agreement, Gavilon Ingredients, LLC purchases all of the distillers' grains produced at our Heron Lake ethanol plant in exchange for a service fee.

Corn Oil Marketing Agreement

GFE has a Marketing Agreement with RPMG, an unrelated party, for the purpose of marketing and selling all corn oil produced by the Company. The contract commenced on April 29, 2010 with an initial term of one year, and will continue to remain in effect until terminated by either party at its unqualified option, by providing written notice of not less than 90 days to the other party. Corn oil commissions totaled approximately $74,000, $55,000 and $44,000 for the fiscal years ended October 31, 2013, 2012 and 2011 respectively, and are included net within revenues.

Natural Gas Contracts

At October 31, 2013, GFE had no forward contracts to purchase natural gas.

At October 31, 2012, GFE had forward contracts to purchase $719,000 of natural gas at prices with delivery periods from November 2012 through March 2013.

HLBE has natural gas agreements with a minimum purchase commitment of approximately 1,600,000 MMBTU per year until October 31, 2014.

Contract for Natural Gas Pipeline to Plant

GFE has an agreement with an unrelated company for the construction of and maintenance of 9.5 miles of natural gas pipeline that will serve the plant. The agreement requires the Company to receive a minimum of 1,400,000 DT of natural gas annually through the term of the agreement. The Company is charged a fee based on the amount of natural gas delivered through the pipeline.

This agreement will continue in effect until December 31, 2015 at which time it will automatically renew for consecutive terms of one year. A twelve months prior written notice is required to be given by either party to terminate this agreement.

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
October 31, 2013 and 2012

At the HLBE plant, we have a facilities agreement with Northern Border Pipeline Company which allows us access to an existing interstate natural gas pipeline located approximately 16 miles north from the plant. Agrinatural Gas, LLC ("Agrinatural Gas"), owned by our subsidiary, HLBE Pipeline Company, LLC, and Rural Energy Solutions, was formed to own and operate the pipeline and transports gas to HLBE pursuant to a transportation agreement. HLBE Pipeline Company, LLC owns 73% of Agrinatural Gas. HLBE also has a base agreement for the sale and purchase of natural gas with Constellation NewEnergy—Gas Division, LLC ("Constellation"). HLBE buys all of its natural gas from Constellation and this agreement runs for a three year period from November 1, 2011 to October 31, 2014.

13. CONCENTRATIONS

The Company has identified certain concentrations that are present in their business operations. GFE's revenue from ethanol sales is derived from a single customer under an ethanol marketing agreement described in Note 12. Sales under that agreement account for approximately 64%, 80% and 83% of the Company's consolidated revenues, net of derivative activity, during fiscal 2013, 2012 and 2011, respectively. Accordingly, 65% and 81% of the Company's consolidated receivable balance at October 31, 2013 and 2012, respectively, is related to that same customer. GFE's revenue from distillers grain and corn oil sales is derived from a single customer under a marketing agreement described in Note 12. Sales under that agreement account for approximately 19%, 21% and 17% of the Company's consolidated revenues, net of derivative activity, during fiscal 2013, 2012 and 2011, respectively. Accordingly, 20% and 18% of the Company's consolidated receivable balance at October 31, 2013 and 2012, respectively, is related to that same customer.

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

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
October 31, 2013 and 2012

15. QUARTERLY FINANCIAL DATA (UNAUDITED)

Summary quarterly results are as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year ended October 31, 2013
Revenues	$47,117,122	$48,020,602	$48,884,076	$80,079,134
Gross profit	832,144	3,629,972	2,710,179	6,581,018
Operating income	269,449	3,047,007	2,197,158	5,521,116
Net income attributable to GFE	221,427	3,031,943	2,173,701	4,874,950
Basic and diluted earnings per unit attributable to GFE	7.23	99.06	71.02	159.31

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year ended October 31, 2012
Revenues	$43,745,776	$39,025,122	$42,435,763	$49,955,382
Gross profit (loss)	3,687,950	657,416	54,694	(1,946,091)
Operating income (loss)	3,024,214	66,935	(597,187)	(2,489,589)
Net income (loss)	3,042,288	116,466	(565,637)	(2,432,510)
Basic and diluted earnings (loss) per unit	99.29	3.81	(18.49)	(79.36)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year ended October 31, 2011
Revenues	$30,716,346	$34,537,750	$45,414,923	$45,852,470
Gross profit	3,533,733	3,704,535	2,068,381	4,861,424
Operating income	2,975,612	3,245,729	1,550,481	4,393,545
Net income	3,011,596	3,270,110	1,586,882	4,423,268
Basic and diluted earnings per unit	98.24	106.67	51.76	144.29

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

Our management, including our Chief Executive Officer and General Manager (the principal executive officer), Steve Christensen, along with our Chief Financial Officer (the principal financial officer), Stacie Schuler, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2013. Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of October 31, 2013.

An attestation report from our accounting firm on our internal control over financial reporting is not included in this annual report because an attestation report is only required under the regulations of the Securities and Exchange Commission for accelerated filers and large accelerated filers.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the fourth quarter of our 2013 fiscal year, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 or 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

Entry into a Material Definitive Agreement

On August 27, 2013, HLBE finalized Amendment No. 1 to Sixth Amended and Restated Master Loan Agreement (the “Amendment”) with AgStar Financial Services, PCA (“AgStar”). The Amendment amends certain provisions of the Sixth Amended and Restated Master Loan Agreement dated May 17, 2013 (the “MLA”) by and between HLBE and AgStar. The Amendment was effective as of July 31, 2013, which is the same date on which GFE indirectly, through Project Viking, L.L.C. (“Project Viking”), acquired a majority of HLBE's outstanding membership units and the same date on which GFE and HLBE entered into a Management Services Agreement, under which GFE supplies its personnel to act as part-time officers and managers of HLBE for the positions of Chief Executive Officer, Chief Financial Officer and Commodity Risk Manager. The following material amendments to the MLA are set forth in the Amendment: (i) the power of Project Viking or its affiliates to appoint a majority of HLBE’s governors is not defined as a “change of control” of HLBE; (ii) revolving advances under HLBE’s term revolving loan may be used for the purchase of corn inventory; (iii) The remaining amounts raised by HLBE in its offering (the “Offering”) of a maximum of $12 million in aggregate principal amount of promissory notes titled “7.25% Secured Subordinated Notes due 2018” (the "Notes") were to be paid to AgStar on or before October 1, 2013, whether subscribers in the Offering confirmed their subscriptions for notes or instead elected to convert the principal amount of their subscription into a subscription for HLBE’s membership units; and (iv) in light of the Management Services Agreement by and between GFE and HLBE, the prior requirements to identify and hire an interim and permanent Chief Executive Officer reasonably acceptable to AgStar by specified dates were removed. The Amendment is attached to this Annual Report as Exhibit 10.36.

On September 5, 2013, HLBE finalized a Corn Oil Marketing Agreement with RPMG, Inc. (“RPMG”) dated September 4, 2013. Pursuant to this agreement, HLBE will sell to RPMG, and RPMG will purchase and market, all of the corn oil produced by HLBE at HLBE's Heron Lake, Minnesota ethanol production plant. HLBE will pay RPMG a commission based on each pound of corn oil sold by RPMG. The agreement became effective as of September 16, 2013 and is attached to this Annual Report as Exhibit 10.37.

On September 19, 2013, HLBE finalized an Ethanol Marketing Agreement dated September 17, 2013 with Eco-Energy, LLC (“Eco-Energy”). Under the agreement, Eco-Energy will purchase the entire ethanol output of HLBE's Heron Lake, Minnesota ethanol production plant. Eco-Energy is required to use commercially reasonable efforts to solicit competitive market offers for the ethanol purchased from HLBE and to use reasonable efforts to optimize freight, fuel characteristics, and other marketing tools to provide competitive market pricing for HLBE's ethanol production. HLBE will pay Eco-Energy a marketing fee for its services under the agreement, as well as a lease fee for railcars leased from Eco-Energy to HLBE. The term of the agreement commenced on November 1, 2013. The agreement is attached to this Annual Report as Exhibit 10.38.

On September 24, 2013, HLBE finalized a Distiller's Grain Off-Take Agreement with Gavilon Ingredients, LLC (“Gavilon”). Under the agreement, Gavilon will purchase all of the distillers grains produced at HLBE's ethanol production facility in Heron Lake, Minnesota. Gavilon is required to use commercially reasonable efforts to achieve the highest price available under prevailing market conditions based on bids from Gavilon's customers and taking into account freight and other logistics costs. HLBE will pay Gavilon a service fee for its services under the agreement. The term of the agreement commenced on November 1, 2013. The agreement is attached to this Annual Report as Exhibit 10.39.

Entry into a Material Definitive Agreement and Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant

On September 18, 2013, HLBE entered into an indenture (the “Indenture”) between HLBE and U.S. Bank National Association (“U.S. Bank”), as trustee and collateral agent, in connection with the closing of HLBE's Offering of the Notes. An aggregate principal amount of $4,143,000 of the Notes are governed by the Indenture. The Notes are subordinated secured obligations of HLBE, with interest payable on April 1 and October 1 of each year, beginning April 1, 2014, through the maturity date of October 1, 2018 at a rate of 7.25% per annum. The Notes are secured by a second mortgage and lien position on, among other assets, HLBE’s property, plant and equipment located in Heron Lake, Minnesota, which mortgage and lien position are junior to and subordinated to HLBE’s senior debt. Beginning on October 1, 2014, and each anniversary date thereafter prior to the maturity date of the Notes, and on the maturity date of the Notes, and prior to the effective time of any sale of all or substantially all of the assets of HLBE or merger or consolidation of HLBE with another person, subject to and upon compliance with the provisions of Article 4 of the Indenture, each holder of Notes has the right, at such holder’s option, to irrevocably convert all (but not less than all) of such holder’s Notes into the HLBE’s membership units at the rate of $0.30 of principal amount per unit. In addition to the anniversary and event conversion rights, prior to any prepayment date, each holder of Notes has the right, at such holder’s option, to irrevocably convert the principal amount to be prepaid into HLBE’s membership units at the rate of $0.30 of principal amount per unit. Subject to this conversion right, HLBE may, with at least 45 days but not more than 60 days notice to the holders thereof, prepay the outstanding amount of the Notes in whole or in part with accrued interest to the date of such prepayment on the amount prepaid, without penalty or premium, provided that any prepayment of Notes must be done pro rata to all holders of Notes. The Indenture provides for customary events of default.

PART III

Pursuant to General Instruction G(3), we omit Part III, Items 10, 11, 12, 13 and 14 and incorporate such items by reference to an amendment to this Annual Report on Form 10-K or to a definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Annual Report (October 31, 2013).

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Information required by this Item is incorporated by reference to the 2014 Proxy Statement.

ITEM 11.     EXECUTIVE COMPENSATION

The Information required by this Item is incorporated by reference to the 2014 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The Information required by this Item is incorporated by reference to the 2014 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Information required by this Item is incorporated by reference to the 2014 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The Information required by this Item is incorporated by reference to the 2014 Proxy Statement.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits Filed as Part of this Report and Exhibits Incorporated by Reference.

The following exhibits and financial statements are filed as part of, or are incorporated by reference into, this report:

(1)	Financial Statements

The financial statements appear beginning at page 34 of this report.

(2)	Financial Statement Schedules

All supplemental schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

(3)	Exhibits

See the "Exhibit Index" following the signature pages.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRANITE FALLS ENERGY, LLC

Date:	January 29, 2014	/s/ Steve Christensen
Steve Christensen
Chief Executive Officer

Date:	January 29, 2014	/s/ Stacie Schuler
Stacie Schuler
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	January 29, 2014	/s/ Steve Christensen
Steve Christensen, Chief Executive Officer and General Manager
(Principal Executive Officer)

Date:	January 29, 2014	/s/ Stacie Schuler
Stacie Schuler, Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	January 29, 2014	/s/ Paul Enstad
Paul Enstad, Governor and Chairman

Date:	January 29, 2014	/s/ Rodney R. Wilkison
Rodney R. Wilkison, Governor and Vice Chairman

Date:	January 29, 2014	/s/ Dean Buesing
Dean Buesing, Governor and Secretary

Date:	January 29, 2014	/s/ Leslie Bergquist
Leslie Bergquist, Governor

Date:	January 29, 2014	/s/ Marten Goulet
Marten Goulet, Governor

Date:	January 29, 2014	/s/ Kenton Johnson
Kenton Johnson, Governor

Date:	January 29, 2014	/s/ Shannon Johnson
Shannon Johnson, Governor

Date:	January 29, 2014	/s/ Myron Peterson
Myron Peterson, Governor

Date:	January 29, 2014	/s/ David Thompson
David Thompson, Governor

Date:	January 29, 2014	/s/ Marty Seifert
Marty Seifert, Alternate Governor

GRANITE FALLS ENERGY, LLC

INDEX TO EXHIBITS TO FORM 10-K FOR FISCAL YEAR ENDED OCTOBER 31, 2013

Exhibit No.	Exhibit	Filed Herewith	Incorporated by Reference To:
3.1	Articles of Organization		Exhibit 3.1 to the registrant's Form SB-2 filed with the Commission on August 30, 2002 (File No. 000-51277).
3.2	Amendment of Articles of Organization		Exhibit 3.1 to the registrant's Form 10-QSB filed with the Commission on August 15, 2005 (File No. 000-51277).
3.3
Fifth Amended and Restated Operating and Member Control Agreement, First Amendment to the Fifth Amended and Restated Operating and Member Control Agreement and Second Amendment to the Fifth Amended and Restated Member Control Agreement
Exhibit 3.2 to the registrant's Form 10-QSB filed with the Commission on September 14, 2006 (File No. 000-51277).
3.4	Third Amendment to the Fifth Amended and Restated Operating and Member Control Agreement		Exhibit 3.1 to the registrant's Form 10-Q filed with the Commission on June 14, 2013 (File No. 000-51277).
4.1	Form of Membership Unit Certificate.		Exhibit 4.1 to the registrant's Pre-Effective Amendment No. 1 to Form SB-2 filed with the Commission on December 20, 2002 (File No. 000-51277).
10.1	Corn Storage and Delivery Agreement and Pre-Closing Memorandum dated October 6, 2003 between the Company and Farmers Cooperative Elevator Company.		Exhibit 10.2 to the registrant's Form 10-QSB filed with the Commission on November 14, 2003 (File No. 000-51277).
10.2	Grain Procurement Agreement with Farmers Cooperative Elevator Company.		Exhibit 10.2 to the registrant's Form 10-QSB filed with the Commission on November 15, 2004 (File No. 000-51277).
10.3	Electric Service Agreement dated August, 2004 with Minnesota Valley Cooperative Light and Power.		Exhibit 10.13 to the registrant's Form 10-KSB filed with the Commission on March 31, 2005 (File No. 000-51277).
10.4	Trinity Rail Proposal for Rail Cars.		Exhibit 10.16 to the registrant's Form 10-KSB filed with the Commission on March 31, 2005 (File No. 000-51277).
10.5	Job Opportunity Building Zone Business Subsidy Agreement.		Exhibit 10.17 to the registrant's Form 10-KSB filed with the Commission on March 31, 2005 (File No. 000-51277).
10.6	Ethanol Marketing Agreement with Eco-Energy, Inc. dated December 24, 2008. (+)		Exhibit 10.1 to the registrant's Form 10-K filed with the Commission on January 27, 2009 (File No. 000-51277).
10.7	Corn Oil Marketing Agreement between the registrant and Renewable Products Marketing Group, LLC dated April 29, 2010. (+)		Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on June 14, 2010 (File No. 000-51277).
10.8	Distillers Grains Marketing Agreement between RPMG, Inc. and Granite Falls Energy, LLC dated December 10, 2010. (+)		Exhibit 10.31 to the registrant's Form 10-K filed with the Commission on January 26, 2011 (File No. 000-51277).
10.9	Amended Employment Contract between Granite Falls Energy, LLC and Tracey Olson dated November 22, 2010.		Exhibit 10.30 to the registrant's Form 10-K filed with the Commission on January 26, 2011 (File No. 000-51277).
10.10	Insider Trading Policy of Granite Falls Energy, LLC dated February 17, 2011.		Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on March 16, 2011 (File No. 000-51277).
10.11	Ethanol Marketing Agreement Amendment No. 2 between Eco-Energy, Inc. and Granite Falls Energy, LLC dated August 30, 2011. (+)		Exhibit 99.1 to the registrant's Form 8-K filed with the Commission on September 1, 2011 (File No. 000-51277).

10.12	Amended Employment Contract between Tracey L. Olson and Granite Falls Energy, LLC dated November 21, 2011.	Exhibit 10.34 to the registrant's Form 10-K filed with the Commission on January 30, 2012 (File No. 000-51277).
10.13	CEO/GM Employment Contract between Steve Christensen and Granite Falls Energy, LLC dated April 19, 2012.	Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on June 14, 2012 (File No. 000-51277).
10.14	Master Loan Agreement between United FCS, PCA and Granite Falls Energy, LLC dated August 22, 2012.	Exhibit 10.14 to the registrant's Form 10-K filed with the Commission on January 29, 2013 (File No. 000-51277).
10.15	Revolving Term Loan Supplement between United FCS, PCA and Granite Falls Energy, LLC dated August 22, 2012.	Exhibit 10.15 to the registrant's Form 10-K filed with the Commission on January 29, 2013 (File No. 000-51277).
10.16	Monitored Revolving Credit Supplement between United FCS, PCA and Granite Falls Energy, LLC dated August 22, 2012.	Exhibit 10.16 to the registrant's Form 10-K filed with the Commission on January 29, 2013 (File No. 000-51277).
10.17	Membership Interest Purchase Agreement effective July 31, 2013 by and between Granite Falls Energy, LLC and Roland J. Fagen and Diane K. Fagen.	Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on September 16, 2013 (File No. 000-51277).
10.18	Subscription Agreement Including Investment Representations, dated July 31, 2013, by and between Heron Lake BioEnergy, LLC and Project Viking, L.L.C.	Exhibit 10.2 to the registrant's Form 10-Q filed with the Commission on September 16, 2013 (File No. 000-51277).
10.19	Subscription Supplement Agreement dated July 31, 2013, by and among Heron Lake BioEnergy, LLC, Granite Falls Energy, LLC and Project Viking, L.L.C.	Exhibit 10.3 to the registrant's Form 10-Q filed with the Commission on September 16, 2013 (File No. 000-51277).
10.20	Management Services Agreement effective as of July 31, 2013 between Granite Falls Energy, LLC and Heron Lake BioEnergy, LLC.	Exhibit 10.4 to the registrant's Form 10-Q filed with the Commission on September 16, 2013 (File No. 000-51277).
10.21	Secured Promissory Note dated July 31, 2013, between Roland (Ron) J. Fagen and Diane K. Fagen, jointly as Holder, and Granite Falls Energy, LLC, as Borrower.	Exhibit 10.5 to the registrant's Form 10-Q filed with the Commission on September 16, 2013 (File No. 000-51277).
10.22	Promissory Note, dated July 23, 2013, between Granite Falls Bank, as Lender, and Project Viking, L.L.C. and Roland J. (Ron) Fagen, as Borrower.	Exhibit 10.6 to the registrant's Form 10-Q filed with the Commission on September 16, 2013 (File No. 000-51277).
10.23	Assumption Agreement among Granite Falls Energy, LLC, Project Viking, L.L.C., Roland J. Fagen and Granite Falls Bank.	Exhibit 10.7 to the registrant's Form 10-Q filed with the Commission on September 16, 2013 (File No. 000-51277).
10.24	Creditor and Debtors Agreement dated July 31, 2013 by and among Granite Falls Energy, LLC, Project Viking, L.L.C., Roland “Ron” J. Fagen and Granite Falls Bank.	Exhibit 10.8 to the registrant's Form 10-Q filed with the Commission on September 16, 2013 (File No. 000-51277).
10.25	Revolving Credit Supplement dated July 26, 2013 between United FCS, PCA and Granite Falls Energy, LLC.	Exhibit 10.9 to the registrant's Form 10-Q filed with the Commission on September 16, 2013 (File No. 000-51277).
10.26	Member Control Agreement of Heron Lake BioEnergy, LLC, as amended through August 30, 2011.	Exhibit 3.2 to Heron Lake BioEnergy, LLC's ("HLBE's") Form 8-K dated September 2, 2011 (File No. 000-51825).
10.27	Indenture dated as of September 18, 2013, by and between Heron Lake BioEnergy, LLC and U.S. Bank National Association.	Exhibit 4.1 to HLBE's Form 8-K dated September 8, 2013 (File No. 000-51825).
10.28
Industrial Water Supply Development and Distribution Agreement dated October 27, 2003 among Heron Lake BioEnergy, LLC (f/k/a Generation II Ethanol, LLC), City of Heron Lake, Jackson County, and Minnesota Soybean Processors.
Exhibit 10.10 to HLBE's Registration Statement on Form 10 filed on August 22, 2008 (the "2008 Registration Statement") (File No. 000-51825).

10.29	Industrial Water Supply Treatment Agreement dated May 23, 2006 among Heron Lake BioEnergy, LLC, City of Heron Lake and County of Jackson.		Exhibit 10.11 to HLBE's 2008 Registration Statement (File No. 000-51825).
10.30	Secured Promissory Note issued December 28, 2007 by Heron Lake BioEnergy, LLC as borrower to Federated Rural Electric Association as lender in principal amount of $600,000.		Exhibit 10.20 to HLBE's 2008 Registration Statement (File No. 000-51825).
10.31	Electric Service Agreement dated October 17, 2007 by and between Interstate Power and Light Company and Heron Lake BioEnergy, LLC.		Exhibit 10.22 to HLBE's 2008 Registration Statement (File No. 000-51825).
10.32	Sixth Amended and Restated Master Loan Agreement dated to be effective as of May 17, 2013 by and among AgStar Financial Services, PCA and Heron Lake BioEnergy, LLC.		Exhibit 10.1 to HLBE's Form 10-Q for the quarter ended April 30, 2013 (File No. 000-51825).
10.33	Second Amended and Restated Term Note dated May 17, 2013 in principal amount of $17,404,344 by Heron Lake BioEnergy, LLC to AgStar Financial Services, PCA as lender.		Exhibit 10.2 to HLBE's Form 10-Q for the quarter ended April 30, 2013 (File No. 000-51825).
10.34	Second Amended and Restated Term Revolving Note dated May 17, 2013 in principal amount of $20,500,000 by Heron Lake BioEnergy, LLC to AgStar Financial Services, PCA as lender.		Exhibit 10.3 to HLBE's Form 10-Q for the quarter ended April 30, 2013 (File No. 000-51825).
10.35	Sixth Amended and Restated Mortgage, Security Agreement and Assignment of Rents and Leases dated May 17, 2013 between Heron Lake BioEnergy, LLC and AgStar Financial Services, PCA.		Exhibit 10.4 to HLBE's Form 10-Q for the quarter ended April 30, 2013 (File No. 000-51825).
10.36	Amendment No. 1 to Sixth Amended and Restated Master Loan Agreement dated effective as of July 31, 2013 between Heron Lake BioEnergy, LLC and AgStar Financial Services, PCA.		Exhibit 10.1 to HLBE's Form 8-K dated August 27, 2013 (File No. 000-51825).
10.37	Corn Oil Marketing Agreement dated September 4, 2013 by and among Heron Lake BioEnergy, LLC and RPMG, Inc. (+)		Exhibit 10.76 to HLBE's Form 10-K for the year ended October 31, 2013 (File No. 000-51825).
10.38	Ethanol Marketing Agreement dated September 17, 2013 by and among Heron Lake BioEnergy, LLC and Eco-Energy, LLC. (+)		Exhibit 10.77 to HLBE's Form 10-K for the year ended October 31, 2013 (File No. 000-51825).
10.39	Distiller's Grain Off-Take Agreement dated September 24, 2013 by and among Heron Lake Bio-Energy, LLC and Gavilon Ingredients, LLC. (+)		Exhibit 10.78 to HLBE's Form 10-K for the year ended October 31, 2013 (File No. 000-51825).
10.40	Amendment No. 3 Ethanol Marketing Agreement dated September 17, 2013 by and between Eco-Energy, LLC and Granite Falls Energy, LLC. (+)	X
14.1	Code of Ethics		Exhibit 14.1 to the registrant's Form 10-KSB filed with the Commission on March 30, 2004 (File No. 000-51277).
21.1	Subsidiaries of the registrant	X
31.1	Certification of Chief Executive Officer pursuant to 17 CFR 240.13a-14(a)	X
31.2	Certification of Chief Financial Officer pursuant to 17 CFR 240.13a-14(a)	X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350	X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350	X
101
The following financial information from Granite Falls Ethanol, LLC's Annual Report on Form 10-K for the fiscal year ended October 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of October 31, 2013 and October 31, 2012, (ii) Statements of Operations for the fiscal years ended October 31, 2013, 2012, and 2011, (iii) Statement of Changes in Members' Equity; (iv) Statements of Cash Flows for the fiscal years ended October 31, 2013, 2012, and 2011, and (v) the Notes to Financial Statements.**

(+) Confidential Treatment Requested.
(**) Furnished herewith.