Form 10-Q
period 2014-01-31
Granite Falls Energy, LLC
filed 2014-03-17
CIK 1181749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended January 31, 2014

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
☐ Yes     ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of March 17, 2014 there were 30,606 membership units outstanding.

PART I    FINANCIAL INFORMATION

Item 1. Financial Statements

GRANITE FALLS ENERGY, LLC
Condensed Consolidated Balance Sheets

ASSETS	January 31, 2014	October 31, 2013
	(Unaudited)
Current Assets
Cash	$1,738,997	$1,158,774
Restricted cash	731,500	393,750
Accounts receivable	11,869,748	6,450,694
Inventory	9,567,074	12,370,277
Commodity derivative instruments	111,625	—
Prepaid expenses and other current assets	1,342,777	1,096,483
Total current assets	25,361,721	21,469,978

Property, Plant and Equipment
Land and improvements	13,348,732	12,307,063
Railroad improvements	8,005,523	8,005,523
Process equipment and tanks	112,439,217	110,440,407
Administration building	1,014,001	1,015,361
Office equipment	265,792	265,792
Rolling stock	1,752,745	1,691,857
Construction in progress	174,689	2,067,213
	137,000,699	135,793,216
Less accumulated depreciation	49,222,398	46,984,361
Net property, plant and equipment	87,778,301	88,808,855

Goodwill	1,372,473	1,372,473

Other Assets	990,598	1,021,916

Total Assets	$115,503,093	$112,673,222

Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC
Condensed Consolidated Balance Sheets

LIABILITIES AND EQUITY	January 31, 2014	October 31, 2013
	(Unaudited)
Current Liabilities
Checks drawn in excess of bank balances	$672,868	$—
Current portion of long-term debt	3,490,517	3,490,808
Accounts payable	3,683,880	3,058,633
Corn payable to FCE	1,594,046	4,001,852
Commodity derivative instruments	26,138	75,113
Accrued liabilities	775,376	696,858
Total current liabilities	10,242,825	11,323,264

Long-Term Debt, less current portion	29,413,295	32,981,955

Commitments and Contingencies

Members' Equity
Members' equity attributable to Granite Falls Energy, LLC consists of 30,606 units authorized, issued and outstanding	64,931,379	59,887,346
Noncontrolling interest	10,915,594	8,480,657
Total Members' Equity	75,846,973	68,368,003
Total Liabilities and Members' Equity	$115,503,093	$112,673,222

Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC
Condensed Consolidated Statements of Operations

	Three Months Ended	Three Months Ended
	January 31, 2014	January 31, 2013
	(Unaudited)	(Unaudited)
Revenues	$77,463,813	$47,117,122

Cost of Goods Sold	63,043,355	45,886,978

Lower of Cost or Market Adjustment	—	398,000

Gross Profit	14,420,458	832,144

Operating Expenses	1,295,501	562,695

Operating Income	13,124,957	269,449

Other Income (Expense)
Other income, net	56,559	1,146
Interest income	307	54
Interest expense	(276,746)	(49,222)
Total other expense, net	(219,880)	(48,022)

Net Income	$12,905,077	$221,427

Net Income Attributable to Noncontrolling Interest	$2,350,130	$—

Net Income Attributable to Granite Falls Energy, LLC	$10,554,947	$221,427

Weighted Average Units Outstanding - Basic and Diluted	30,606	30,606

Amounts attributable to Granite Falls Energy, LLC:

Net Income Per Unit - Basic and Diluted	$344.87	$7.23

Distributions Per Unit - Basic and Diluted	$180	$—

Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC
Condensed Consolidated Statements of Cash Flows

	Three Months Ended	Three Months Ended
	January 31, 2014	January 31, 2013
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net income	$12,905,077	$221,427
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation and amortization	2,269,355	1,177,637
Change in fair value of derivative instruments	40,772	(275,537)
Gain on sale of equipment	(24,119)	—
Lower of cost or market adjustment	—	398,000
Changes in operating assets and liabilities:
Restricted cash	(337,750)	(160,000)
Derivative Instruments	(201,372)	141,099
Accounts receivable	(5,419,054)	(323,424)
Inventory	2,803,203	(1,974,392)
Prepaid expenses and other current assets	(246,294)	(225,958)
Accounts payable	(1,782,559)	(759,783)
Accrued liabilities	163,325	172,091
Net Cash Provided by (Used in) Operating Activities	10,170,584	(1,608,840)

Cash Flows from Investing Activities
Proceeds from sale or disposal of assets	22,285	—
Payments for capital expenditures	(1,207,483)	(497,699)
Proceeds from sale of land	—	540,000
Net Cash Provided by (Used in) Investing Activities	(1,185,198)	42,301

Cash Flows from Financing Activities
Proceeds from checks in excess of bank balance	672,868	—
Proceeds from revolving line of credit and term loan	—	1,209,551
Proceeds from long-term debt	759,010	—
Payments on long-term debt	(4,327,961)	(29,378)
Member distributions paid	(5,509,080)	—
Net Cash Provided by (Used in) Financing Activities	(8,405,163)	1,180,173

Net Increase (Decrease) in Cash	580,223	(386,366)

Cash - Beginning of Period	1,158,774	685,828

Cash - End of Period	$1,738,997	$299,462

Supplemental Cash Flow Information
Cash paid during the period for:
Interest expense	$385,419	$49,223

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Cancellation of accrued distribution to noncontrolling interest	$84,523	$—

Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC
Notes to UNAUDITED Condensed Consolidated Financial Statements
January 31, 2014

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

The accompanying condensed consolidated balance sheet as of October 31, 2013 is derived from audited consolidated financial statements. The unaudited interim condensed consolidated financial statements of the Company reflect all adjustments consisting only of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of financial position and results of operations and cash flows. The results for the three month period ended January 31, 2014 are not necessarily indicative of the results that may be expected for a full fiscal year. Certain information and note disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) are condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), although the Company believes that the disclosures made are adequate to make the information not misleading. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in its annual report for the year ended October 31, 2013 filed on Form 10-K with the SEC.

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

Accounting Estimates

Management uses estimates and assumptions in preparing these condensed consolidated financial statements in accordance with generally accepted accounting principles in the United States of America. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. The Company uses estimates and assumptions in accounting for the following significant matters, among others: economic lives of property, plant, and equipment, valuation of commodity derivatives and inventory, the assumptions used in the impairment analysis of long-lived assets and goodwill, and the assumptions used to estimate the fair market value of acquired assets and liabilities. Actual results may differ from previously estimated amounts, and such differences may be material to our condensed consolidated financial statements. The Company periodically reviews estimates and assumptions, and the effects of revisions are reflected in the period in which the revision is made.

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

GRANITE FALLS ENERGY, LLC
Notes to UNAUDITED Condensed Consolidated Financial Statements
January 31, 2014

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

Derivative Instruments

From time to time the Company enters into derivative transactions to hedge its exposures to commodity price fluctuations. The Company is required to record these derivatives on the balance sheets at fair value.

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

GRANITE FALLS ENERGY, LLC
Notes to UNAUDITED Condensed Consolidated Financial Statements
January 31, 2014

2. RISKS AND UNCERTAINTIES

The Company has certain risks and uncertainties that it experiences during volatile market conditions. These volatilities can have a severe impact on operations.  The Company's revenues are derived from the sale and distribution of ethanol, distillers grains, and corn oil to customers primarily located in the United States. Corn for the production process is supplied to our plant primarily from local agricultural producers and from purchases on the open market.  Ethanol sales typically average 80 - 85% of total revenues and corn costs typically average 70 - 80% of cost of goods sold.

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

3. INVENTORY

Inventories consist of the following:

	January 31, 2014
	(Unaudited)	October 31, 2013
Raw materials	$3,204,969	$4,652,465
Spare parts	1,848,339	1,636,466
Work in process	1,589,635	1,643,574
Finished goods	2,924,131	4,437,772
Totals	$9,567,074	$12,370,277

The Company performs a lower of cost or market analysis on inventory to determine if the market values of certain inventories are less than their carrying value, which is attributable primarily to decreases in market prices of corn and ethanol. Based on the lower of cost or market analysis, the Company did not record a lower of cost or market adjustment on certain inventories for the three month period ended January 31, 2014. The Company recorded a lower of cost or market charge on certain inventories for the three month period ended January 31, 2013 for approximately $398,000.

4. DERIVATIVE INSTRUMENTS

As of January 31, 2014, the total notional amount of the Company's outstanding corn derivative instruments was approximately 2,090,000 bushels that were entered into to hedge forecasted corn purchases through December 2014. There may be offsetting positions that are not shown on a net basis that could lower the notional amount of positions outstanding as disclosed above.

The following tables provide details regarding the Company's derivative instruments at January 31, 2014, none of which were designated as hedging instruments:

	Balance Sheet location	Assets	Liabilities
Corn contracts - GFE	Commodity derivative instruments	$111,625	$—
Corn contracts - HLBE	Commodity derivative instruments	—	26,138
Totals		$111,625	$26,138

In addition, as of January 31, 2014, the Company maintained $731,500 of restricted cash related to margin requirements for the Company's commodity derivative instrument positions.

GRANITE FALLS ENERGY, LLC
Notes to UNAUDITED Condensed Consolidated Financial Statements
January 31, 2014

As of October 31, 2013, the total notional amount of the Company's outstanding corn derivative instruments was approximately 1,125,000 bushels that were entered into to hedge forecasted corn purchases through December 2013. There may be offsetting positions that are shown on a net basis that could lower the notional amount of positions outstanding as disclosed above.

The following tables provide details regarding the Company's derivative instruments at October 31, 2013, none of which are designated as hedging instruments:

	Balance Sheet location	Assets	Liabilities
Corn contracts - GFE	Commodity derivative instruments	—	(75,113)
Totals		—	(75,113)

In addition, as of October 31, 2013, the Company maintained $393,750 of restricted cash related to margin requirements for the Company's commodity derivative instrument positions.

The following tables provide details regarding the gains and (losses) from Company's derivative instruments in statements of operations, none of which are designated as hedging instruments:

	Statement of Operations location	Three Months Ended January 31
		2014	2013

Corn contracts	Cost of Goods Sold	$(40,772)	$275,537

Total Gain		$(40,772)	$275,537

5.    DEBT FACILITIES

Granite Falls Energy:

GFE has two credit facilities with a lender. The first is a seasonal revolving operating loan facility in the amount of $5,600,000. The second is a revolving term loan facility in the amount of $18,000,000. However, the amount available for borrowing under this facility reduces by $2,000,000 semi-annually, beginning September 1, 2014, with final payment due March 1, 2018.

The interest rates for both facilities are based on the bank's "One Month LIBOR Index Rate," plus 2.8% and 3.05% on the seasonal and revolving term commitments, respectively. Both facilities are available through March 31, 2017 and March 31, 2018, respectively. The outstanding balance on the revolving term loan on January 31, 2014 and October 31, 2013 was $2,065,495 and $2,513,674, respectively, and the interest rate as of both of those dates was 3.21%. GFE currently has no outstanding balance on the seasonal revolving operating loan facility.

The Company's credit facilities with United FCS require the Company to comply with certain financial covenants, including (i) maintaining working capital of at least $10,000,000, (ii) maintaining local net worth, defined as total assets, minus total liabilities, minus investments by the Company in other entities, of at least $45,000,000, and (iii) achieving a debt service coverage ratio of at least 2.0 to 1.0. Our debt service coverage ratio is calculated as follows: (1) net income, plus depreciation and amortization, minus extraordinary gains (plus extraordinary losses), minus gain on asset sales (plus loss on asset sales); (2) divided by $2,000,000. As of January 31, 2014 and October 31, 2013, GFE was in compliance with these financial covenants and expects to be in compliance throughout fiscal 2014.

The credit facilities are secured by substantially all assets of the Company. There are no savings account balance collateral requirements as part of this credit facility.

GRANITE FALLS ENERGY, LLC
Notes to UNAUDITED Condensed Consolidated Financial Statements
January 31, 2014

At January 31, 2014, GFE also had letters of credit totaling $288,928 with the bank as part of a credit requirement of Northern Natural Gas. These letters of credit reduced the total amount available on the revolving operating facility to approximately $5,711,000.

Heron Lake BioEnergy:

Term Note Payable

On May 17, 2013, HLBE renegotiated its term loan with AgStar in the amount of $17,400,000. HLBE must make equal monthly payments of principal and interest of approximately $223,000 on the term loan based on a 10-year amortization, provided the entire principal balance and accrued and unpaid interest on the term loan is due and payable in full on the maturity date of September 1, 2016.  In addition, HLBE is required to make additional payments annually on debt for up to 25% of the excess cash flow, as defined by the agreement, up to $2,000,000 per year. Through September 1, 2014, the loan bears interest at 5.75% as long as HLBE is in compliance with their debt covenants.

On September 1, 2014, the interest term loan will be adjusted to LIBOR plus 3.50% but not less than 5%. The loan agreements are secured by substantially all business assets and are subject to various financial and non-financial covenants that limit distributions and debt and require minimum debt service coverage, net worth, and working capital requirements.  As described above, HLBE was in compliance with the covenants of its master loan agreement with AgStar as of January 31, 2014.
Revolving Term Note

HLBE also obtained a three-year term revolving loan commitment in the amount of $20,500,000, under which AgStar agreed to make periodic advances to HLBE up to this original amount until September 1, 2016. Amounts borrowed by HLBE under the term revolving loan and repaid or prepaid may be re-borrowed at any time prior to maturity date of the term revolving loan, provided that outstanding advances may not exceed the amount of the term revolving loan commitment. Amounts outstanding on the term revolving loan bear interest at a variable rate equal to the greater of a LIBOR rate plus 3.50% or 5.0%, payable monthly. HLBE also pays an unused commitment fee on the unused portion of the term revolving loan commitment at the rate of 0.35% per annum, payable in arrears in quarterly installments during the term of the term revolving loan. Under the terms of the new agreement, the term revolving loan commitment is scheduled to decline by $2,000,000 annually, beginning on October 31, 2013 and each anniversary date thereafter. The maturity date of the term revolving loan is September 1, 2016

Subordinated Convertible Debt

On May 17, 2013, HLBE's previous Board of Governors loaned HLBE approximately $1,400,000 as part of the convertible secured debt offering. An additional $3,700,000 was raised as part of a convertible debt offering during September 2013. The convertible secured debt is subordinated to the AgStar debt. The notes bear interest at 7.25% (which is paid semi-annually) and all outstanding principle is due in May 2018. On October 1, 2014, or immediately prior to the sale of all or effectively all of HLBE assets, each note is convertible to Class A stock at a rate of $0.30 per class A unit. HLBE reserves the right to issue Class B units upon conversion if the principal balance of the convertible debt exceeds the authorized Class A units at the conversion rate. At the issuance, each debt holder had the option to convert to Class A units. As a result, holders elected to convert $934,500 in September 2013 for 3,115,000 Class A units.

GRANITE FALLS ENERGY, LLC
Notes to UNAUDITED Condensed Consolidated Financial Statements
January 31, 2014

Long-term debt consists of the following:

	January 31, 2014	October 31, 2013
Granite Falls Energy:	(unaudited)
Capital One Shuttlewagon Railcar Mover (5 year term at 3.875%, due in monthly installments of $10,995) This note was paid in full January 2014.	$—	$382,918
Revolving Term Loan - see terms above	2,065,495	2,513,674
Heron Lake BioEnergy:
Term note payable to lending institution (including premium of approximately $1.56m) - see terms above	17,715,311	18,317,800
Revolving term note payable to lending institution (including premium of approximately $252k) - see terms above	3,632,234	6,263,158
Assessment payable as part of water treatment agreement, due in semi-annual installments of $189,393 with interest at 6.55%, enforceable by statutory lien, with the final payment due in 2021. The Company made deposits for one years' worth of debt service payments that are held on deposit to be applied with the final payments of the assessment.	2,246,771	2,246,771
Assessment payable as part of water treatment agreement, due in semi-annual installments of $25,692 with interest at 0.50%, enforceable by statutory lien, with the final payment due in 2016.	152,698	152,698
Assessment payable as part of water supply agreement, due in monthly installments of $3,942 with interest at 8.73%, enforceable by statutory lien, with the final payment due in 2019.	197,154	205,209
Note payable to electrical company with monthly payments of $6,250 with a 1% maintenance fee due each October, due September 2017. The electrical company is a member of the Company.	275,000	293,750
Note payable to a lending institution for the construction of the pipeline assets initially due in December 2011, converted in February 2012 to a term loan with a three year repayment period. Monthly payments of $52,093 with interest is at 5.29% and the note, along with the line of credit in Note 8, is secured by substantially all assets of Agrinatural.	1,684,469	1,013,132
Note payable to non-controlling interest member of Agrinatural. Interest is payable monthly at 5.425% with principle due at the maturity date of October 2014.	300,000	300,000
Equipment payable on corn oil separation equipment from a vendor. The Company pays approximately $40,000 per month conditioned upon revenue generated from the corn oil equipment. The monthly payment includes implicit interest of 5.57% until maturity in May 2015 and the note is secured by the equipment.	491,680	640,653
Subordinated Convertible Debt with interest of 7.25% paid on a semi-annual basis - see terms above.	4,143,000	4,143,000
Total debt	32,903,812	36,472,763
Less: Current Maturities	(3,490,517)	(3,490,808)
Total Long-Term Debt	$29,413,295	$32,981,955

6. LEASES

GFE has a lease agreement with Trinity Industries Leasing Company (“Trinity”) for 75 hopper cars to assist with the transport of distiller's grains by rail through April 2018. GFE will pay Trinity $620 per month plus $0.03 per mile traveled in excess of 36,000 miles per year. Rent expense for these leases was approximately $139,500 for the three month periods ended January 31, 2014 and 2013.

GFE has lease agreements with three leasing companies for 176 rail car leases for the transportation of GFE's ethanol with various maturity dates through October 2017. The rail car lease payments are due monthly in the aggregate amount of approximately $121,000. Rent expense for these leases was approximately $398,000 for the three month periods ended January 31, 2014 and 2013, respectively.

GRANITE FALLS ENERGY, LLC
Notes to UNAUDITED Condensed Consolidated Financial Statements
January 31, 2014

HLBE leases equipment, primarily rail cars, under operating leases through 2017. Rent expense for the three months ended January 31, 2014 and 2013 was approximately $448,000 and $532,000, respectively.

7. MEMBERS' EQUITY

GFE has one class of membership units.   The units have no par value and have identical rights, obligations and privileges.  Income and losses are allocated to all members based upon their respective percentage of units held. As of January 31, 2014 and 2013, GFE had 30,606 membership units authorized, issued, and outstanding.

In December 2013, the Board of Governors declared a cash distribution of $180 per unit or $5,509,080 for unit holders of record as of December 19, 2013. The distribution was paid on December 31, 2013.

8. COMMITMENTS AND CONTINGENCIES

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

At October 31, 2013, GFE also had 550,000 bushels of stored corn totaling approximately $2,346,000 with FCE that is included in inventory. All of this corn was consumed in production during the three months ended January 31, 2014.

At January 31, 2014, GFE had basis contracts for forward corn purchase commitments with FCE for 1,455,000 bushels for deliveries through October 2014.

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

During the fourth quarter of fiscal year 2013, HLBE entered into a new marketing agreement with Eco-Energy, for the sale of ethanol. Under this ethanol agreement, Eco-Energy will purchase, market and resell 100% of the ethanol produced at the Company's ethanol production facility and the Company will pay Eco-Energy a marketing fee based on a percentage of the applicable sale price of the ethanol. The marketing fee was negotiated based on prevailing market-rate conditions for comparable ethanol marketing services.

Ethanol Contracts

At January 31, 2014, GFE had forward contracts to sell approximately $6,148,000 of ethanol for various delivery periods from February 2014 through March 2014 which approximates 35% of its anticipated ethanol sales during that period.

At January 31, 2014, HLBE had forward contracts to sell approximately $6,061,000 of ethanol for various delivery periods from February 2014 through March 2014 which approximates 35% of its anticipated ethanol sales during that period.

Distillers Grain Contracts

GFE has a Marketing Agreement with RPMG, an unrelated party, for the purpose of marketing and selling all distillers grains produced by the Company. The contract commenced on February 1, 2011 with an initial term of one year, and will continue to remain in effect until terminated by either party at its unqualified option, by providing written notice of not less than 90 days to the other party.

GRANITE FALLS ENERGY, LLC
Notes to UNAUDITED Condensed Consolidated Financial Statements
January 31, 2014

At January 31, 2014, GFE had forward contracts to sell approximately $1,453,587 of distillers grain for deliveries in February 2014 through June 2014 which approximates 19% of its anticipated distillers grain sales during that period.

At January 31, 2014, HLBE had forward contracts to sell approximately $4,828,565 of distillers grains for delivery in February 2014 through September 2014 which approximates 24% of its anticipated distillers grain sales during that period.

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

Natural Gas

At January 31, 2014, GFE had no forward contracts to purchase natural gas.

HLBE has natural gas agreements with a minimum purchase commitment of approximately 1.6 million MMBTU per year until October 31, 2014.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three and nine month periods ended January 31, 2014, compared to the same period of the prior fiscal year. This discussion should be read in conjunction with the condensed financial statements and notes and the information contained in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2013.

Available Information

Our website address is www.granitefallsenergy.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are available, free of charge, on our website under the link “SEC Compliance,” as soon as reasonably practicable after we electronically file such materials with, or furnish such materials to, the Securities and Exchange Commission. The contents of our website are not incorporated by reference in this Quarterly Report on Form 10-Q.

Disclosure Regarding Forward-Looking Statements

This report contains historical information, as well as forward-looking statements regarding our business, financial condition, results of operations, performance and prospects. All statements that are not historical or current facts are forward-looking statements. You can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” and similar expressions intended to identify forward-looking statements. Forward-looking statements are subject to a number of known and unknown risks, uncertainties and other factors, many of which may be beyond our control, and may cause actual results, performance or achievements to differ materially from those projected in, expressed or implied by forward-looking statements. Certain of these risks and uncertainties are described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended October 31, 2013 and in this Form 10-Q. These risk, uncertainties and factors include, but are not limited to:

•	Reduction or elimination of the federal Renewable Fuels Standard;

•	Changes in the availability and price of corn and natural gas;

•	Demand for corn exceeding supply; and corresponding corn price increases;

•	Changes in our business strategy, capital improvements or development plans;

•	Our ability to profitably operate the ethanol plant and maintain a positive spread between the selling price of our products and our raw materials costs;

•	Results of our hedging transactions and other risk management strategies;

•	Decreases in the market prices of ethanol and distillers grains;

•	Ethanol supply exceeding demand; and corresponding ethanol price reductions;

•	Changes in the environmental regulations that apply to our plant operations and changes in our ability to comply with such regulations;

•	Changes in plant production capacity or technical difficulties in operating the plant;

•	Changes in the performance of Heron Lake BioEnergy, LLC, an ethanol production company in which we indirectly own approximately 60.8% of the outstanding membership units;

•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;

•	Lack of transport, storage and blending infrastructure preventing ethanol from reaching high demand markets;

•	Changes in federal and/or state laws ;

•	Changes and advances in ethanol production technology;

•	Effects of mergers, consolidations or contractions in the ethanol industry;

•	Competition from alternative fuel additives;

•	The development of infrastructure related to the sale and distribution of ethanol;

•	Our inelastic demand for corn, as it is the only available feedstock for our plant;

•	Our ability to retain key employees and maintain labor relations;

•	Changes to our current water intake system, or our ability to cost-effectively construct a modified water intake system;

•	The imposition of tariffs or other duties on ethanol imported into Europe; and

•	Volatile commodity and financial markets.

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

Overview

Granite Falls Energy, LLC is a Minnesota limited liability company operating an ethanol plant in Granite Falls, Minnesota. References to "we," "us," "our", Granite Falls Energy", "GFE", and the "Company" refer to Granite Falls Energy, LLC. GFE's ethanol plant has an approximate annual production capacity of 60 million gallons of denatured ethanol, but is currently permitted to produce up to 70 million gallons of undenatured ethanol on a twelve month rolling sum basis. We intend to continue working toward increasing production to take advantage of the additional production allowed pursuant to our permit as long as we believe it is profitable to do so.

Our revenues primarily consist of sales of the ethanol and distillers grains we produce; however, we also realize revenue from the sale of corn oil we separate from our distillers syrup. Eco-Energy, LLC markets our ethanol and Renewable Products Marketing Group, LLC (“RPMG”) markets our distillers grains and our corn oil produced at the GFE plant. We also independently market a small portion of our ethanol production as E-85 to local retailers.

Our costs of our goods sold consist primarily of costs relating to the corn and natural gas supplies necessary to produce ethanol and distillers grains for sale. Farmers Cooperative Elevator Company is the exclusive supplier of corn to the GFE ethanol plant.

In July 2013, we indirectly acquired a majority interest in Heron Lake BioEnergy, LLC ("Heron Lake" or "HLBE"), a Minnesota limited liability company, through our purchase of 100% of the membership units of Project Viking, L.L.C. (“Project Viking”). HLBE owns a 50 million gallon per year ethanol plant located in Heron Lake, Minnesota, but is currently permitted to produce up to 59.2 million gallons. As of March 17, 2014, we are the indirect owner of approximately 60.8% of HLBE's outstanding membership units and are entitled to appoint five (5) of the nine (9) governors to HLBE's board of governors under HLBE's member control agreement.

In July 2013, we entered into a Management Services Agreement with HLBE pursuant to which our Chief Executive Officer, Chief Financial Officer, and Commodity Risk Manager also hold those same offices with HLBE. The initial term of the Management Services Agreement expires in July 2016, but automatically renews for successive one-year terms unless either party gives the other party written notice of termination prior to expiration of the then current term. The Management Services Agreement may also be terminated by either party for cause under certain circumstances.

HLBE's revenues are primarily derived from the sale of its ethanol, distillers grains and corn oil. HLBE has contracted with Eco-Energy, LLC to market all of its ethanol, Gavilon Ingredients, LLC to market its distillers grains and RPMG to market its corn oil. HLBE grinds approximately 1,640,000 bushels of corn each month at the HLBE plant. HLBE generally does not have long-term, fixed price contracts for the purchase of corn. Typically, HLBE purchases its corn directly from grain elevators, farmers, and local dealers within approximately 80 miles of Heron Lake, Minnesota.

We expect to have sufficient cash generated by continuing operations and current lines of credit to fund our operations. However, should we experience unfavorable operating conditions in the ethanol industry that prevent us from profitably operating the ethanol plant, we may need to seek additional funding.

On November 14, 2013, the GFE board of directors declared a cash distribution of $180 per unit for GFE members of record as of that date. The distribution was paid in December 2013 and totaled $5,509,080.

Trends and Uncertainties Impacting Our Operations

Our current results of operation are affected and will continue to be affected by factors such as (a) volatile and uncertain pricing of ethanol and corn; (b) availability of corn that is, in turn, affected by trends such as corn acreage, weather conditions, and yields on existing and new acreage diverted from other crops; and (c) the supply and demand for ethanol, which is affected by acceptance of ethanol as a substitute for fuel, public perception of the ethanol industry, government incentives and regulation, and competition from new and existing construction, among other things.

The ethanol industry is dependent on several economic incentives which if reduced or eliminated could significantly impact ethanol demand. One of these is the Renewable Fuels Standard (“RFS”) mandate. If the mandate is not changed, the RFS will require approximately 18.15 billion gallons in 2014, of which corn based ethanol can be used to satisfy approximately 14.4 billion gallons. However, in November 2013 the EPA issued a proposed rule that would reduce the RFS levels for 2014 to 15.21 billion gallons of which corn-based ethanol could only be used to satisfy 13 billion gallons. This proposal will result in a reduction the 2014 volume requirement below the 13.8 billion gallons required for 2013. The EPA also sought comment on several petitions it has received for partial waiver of the statutory volumes for 2014. The 60-day public comment period for the proposal ended on January 28, 2014. Furthermore, there have also been recent proposals in Congress to reduce or eliminate the RFS. If the EPA's proposal becomes a final rule, or if RFS were to be otherwise reduced or eliminated by the exercise of the EPA's waiver authority or by Congress, the demand for ethanol may be negatively impacted.

Other factors that may affect our future results of operation include those factors below in our Results of Operations of this Form 10-Q and those discussed in “Item 1. Business” and “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended October 31, 2013, and in other filings we make with the Securities and Exchange Commission.

Results of Operations for the Three Months Ended January 31, 2014 and 2013

The following table shows the results of our operations from our unaudited consolidated statements of operations for the three months ended January 31, 2014 and 2013:

	2014		2013
Income Statement Data	Amount	%	Amount	%
Revenue	$77,463,813	100.0%	$47,117,122	100.0%
Cost of Goods Sold	63,043,355	81.4%	46,284,978	98.2%
Gross Profit	14,420,458	18.6%	832,144	1.8%
Operating Expenses	1,295,501	1.7%	562,695	1.2%
Operating Income	13,124,957	16.9%	269,449	0.6%
Other Expense, net	(219,880)	(0.3)%	(48,022)	(0.1)%
Net Income	12,905,077	16.6%	221,427	0.5%
Net Income Attributable to Noncontrolling Interest	2,350,130	3.0%	—	—%
Net Income Attributable to Granite Falls Energy, LLC	$10,554,947	13.6%	$221,427	0.5%

Revenues

Nearly all of our revenues from operations come from three primary sources: sales of fuel ethanol, sales of distillers grains and sales of corn oil. The remaining 0.5% is made up of incidental sales of syrup at HLBE's plant and revenues from Agrinatural Gas, LLC, a pipeline company, of which HLBE owns 73% of the outstanding membership interests.

Revenues increased by 64.4% for the three months ended January 31, 2014 as compared to the three months ended January 31, 2013 due primarily to as a result of the HLBE acquisition.  Our results of operations will continue to be affected by volatility in the commodity markets. In the event that we experience a prolonged period of negative operating margins, our liquidity may be negatively impacted.

The following table shows the sources of our revenue for the three months ended January 31, 2014 (unaudited):

Revenue Sources	Amount	Percentage of Total Revenues
Ethanol sales	$60,079,982	77.6%
Distillers grains sales	15,106,894	19.5%
Corn oil sales	1,822,373	2.4%
Miscellaneous other	454,564	0.5%
Total Revenues	$77,463,813	100.0%

The following table shows the sources of revenue from the GFE plant for the three months ended January 31, 2013 (unaudited):

Revenue Sources	Amount	Percentage of Total Revenues
Ethanol sales	$35,286,120	74.9%
Distillers grains sales	10,704,680	22.7%
Corn oil sales	1,126,322	2.4%
Total Revenues	$47,117,122	100.0%

We experienced a 64.4% increase in our total revenues for the three month period ended January 31, 2014 compared to the same period in fiscal year 2013. Management attributes this increase in revenues primarily to an increase in the quantities sold as a result of our indirect acquisition of HLBE, since its results of operations were not consolidated into our statements of operations until the fourth fiscal quarter in 2013.

In the three month period ended January 31, 2014, ethanol sales comprised 77.6% of our revenues and distillers grains sales comprised 19.5% percent of our revenues, while corn oil sales comprised 2.4% of our revenues. For the three month period ended January 31, 2013, ethanol sales comprised 74.9% of our revenue, distillers grains sales comprised 22.7% of our revenue, while corn oil sales comprised 2.4% of our revenues.

Ethanol

Our revenues from ethanol increased for our three month period ended January 31, 2014 as compared to the same period in 2013, despite a decrease in the average price per gallon of 13.9% from period to period due to an increase in ethanol sold as a result of the HLBE acquisition. Although our average ethanol price was lower during the three month period ended January 31, 2014 as compared to the same period in 2013, there was a favorable spread between the price of ethanol and the price of corn. Management attributes the drop in ethanol prices due to significantly lower corn prices, which fell as result of a record 2013 corn crop, and changes in ethanol prices are typically follow changes in corn prices. However, the decline in ethanol prices has been less than the corresponding decline in corn prices due to increased ethanol exports and higher gasoline demand, which has contributed to the lower ethanol stocks during the three month period ended January 31, 2014. This has created a favorable spread between the price of ethanol and the price of corn and resulted in an improvement in operating margins.

Management anticipates that ethanol prices will continue to be volatile during the remainder of our 2014 fiscal, changing in relation to changes in corn and energy prices. In addition, continuing favorable operating margins may cause some plants that have suspended or reduced production may resume or increase production, which may cause excess supply and pressure ethanol prices downward. Management believes the industry will need to continue to grow demand and further develop an ethanol distribution system to facilitate additional blending of ethanol and gasoline to offset oversupply issues within the industry. The EPA's approval of E15 for use in certain vehicles has led us to be optimistic that over time, as E15 is brought to market and gains market acceptance, demand for ethanol will increase. However, we do not anticipate that the EPA's approval of E15 will impact ethanol demand or pricing in the near term. Additionally, if the EPA reduces or waives the RFS from statutory levels as currently proposed, domestic demand for ethanol could decline and ethanol prices may decrease.

Distillers Grains

Total revenue from the sales of distillers grains increased during the three months ended January 31, 2014 compared to the same period of 2013. However, distillers grains sales comprised 19.5% of our revenues for the three months ended January 31, 2014, as compared to 22.7% for the same period of 2013.

The price we received for our distillers grains in the three month period ended January 31, 2014 was approximately 19.0% lower than the price we received during the three months ended January 31, 2013. Management believes these lower distillers grains prices are primarily result of the decline in price of corn and other feed products available to livestock producers. The decline in distillers grains prices, however, was mitigated by the quantity of distillers grains sold which increased approximately 74.1% in three month period ended January 31, 2014 compared to the same period in 2013. This increase in quantity sold was a result of the HLBE acquisition, as we sold 27.8% less distillers grains at our Granite Falls plant in fiscal quarter ended January 31, 2014 compared to the same quarter 2013.

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

Corn Oil

Corn oil revenues only increased slightly for the three months ended January 31, 2014 compared to the same period of 2013; however, corn oil sales accounted for approximately 2.4% of our revenues for both periods. The average price per pound of corn oil was approximately 8.9% lower for the quarter ended January 31, 2014 as compared to the same period in 2013. Management attributes the decrease in corn oil prices to additional corn oil entering the market. The decline in corn oil prices was offset by an increase in the amount of corn oil sold due to the additional corn oil sales as result of HLBE acquisition, as we sold 3.5% less corn oil at our Granite Falls plant in fiscal quarter ended January 31, 2014 compared to the same quarter 2013. Corn oil prices could experience further decreases if additional plants enter into the market and cause in an oversupply unless additional demand can be created.

Cost of Goods Sold

Our costs of goods sold as a percentage of revenues were 81.4% for the three month period ended January 31, 2014 compared to 98.2% for the same period of 2013. Our two largest costs of production are corn (72.0% of cost of goods sold for our three months ended January 31, 2014) and natural gas (8.7% of cost of goods sold for our three months ended January 31, 2014). Our total cost of goods sold increased to $63,043,355 for the three months ended January 31, 2014 from $45,886,978 in the three months ended January 31, 2013.

Corn

The volume of corn we processed was up 85.7% for the three months ended January 31, 2014 as compared to the same period for our 2013 fiscal year due primarily to the acquisition of HLBE. However, for the quarter ended January 31, 2014, our average cost of corn per bushel, net of hedging activity, was approximately $2.84 less than our cost of corn for the same period ended January 31, 2013, which offset the increase in our volume of corn processed. The decrease in corn price is largely attributable to the record 2013 corn harvest which eased corn prices substantially in the last fiscal quarter of 2013 and has continued into the quarter ended January 31, 2014. Due to the 2013 harvest, we expect corn prices to remain lower over the next several months than what we have experienced during the first several months of our 2013 fiscal year. However, weather, world supply and demand, current and anticipated stocks, agricultural policy and other factors can contribute to volatility in corn prices. If corn prices increase again, and if a period of high corn prices were to be sustained for some time, such pricing may reduce our ability to generate income because of the higher cost of operating our plant.

Realized and unrealized losses related to our corn derivative instruments totaled $40,772 for the three month period ended January 31, 2014, which increased our cost of goods sold. By comparison, we experienced gains of $275,537 for the three months ended January 31, 2013 related to our corn derivative instruments, which decreased our cost of goods sold. We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn in cost of goods sold as the changes occur.  As corn prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance. We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.

Natural Gas

For the three month period ended January 31, 2014, we experienced an increase of approximately 198.7% in our overall natural gas costs compared to the same period of 2013. This increase was primarily the result of the HLBE acquisition (approximately $2.9 million, or a 54.2% increase); although we also experienced a 37.0% increase in natural gas costs at our Granite Falls plant for the quarter ended January 31, 2014 compared to the same period for the prior year as a result of the increase in natural gas prices. We expect the market price for natural gas to remain steady in the near term as a result of an ample amount of gas in the supply chain. However, should we experience any natural gas supply disruptions, including disruptions from hurricane activity, we may experience significant increases in natural gas prices.

Operating Expenses

Our operating expenses as a percentage of revenues increased to 1.7% for the three month period ended January 31, 2014 up from 1.2% for the same period ended January 31, 2013. Operating expenses include salaries and benefits of administrative employees, insurance, taxes, professional fees and other general administrative costs. We continue to focus on increasing our operating efficiency and we strive to lower our operating expenses. We expect that going forward our operating expenses will remain relatively steady.

Operating Income

We had income from operations of $13,124,957 for the three months ended January 31, 2014, compared to income from operations of $269,449 for the three months ended January 31, 2013. This increase in our operating income is primarily due to more favorable operating margins.

Other Expense, Net

Our other expense net for the three months ended January 31, 2014 was a $219,880, compared to $48,022 for the three months ended January 31, 2013. This change is primarily a result of increased interest expense during the quarter ended January 31, 2014 as compared to the same period the prior year, attributable to HLBE borrowings on our United FCS credit facilities.

Changes in Financial Condition for the Three Months Ended January 31, 2014

The following table highlights our financial condition at January 31, 2014 and October 31, 2013:

	January 31, 2014	October 31, 2013
Current Assets	$25,361,721	$21,469,978
Total Assets	$115,503,093	$112,673,222
Current Liabilities	$10,242,825	$11,323,264
Long-Term Debt	$29,413,295	$32,981,955
Members' Equity Attributable to Granite Falls Energy, LLC	$64,931,379	$59,887,346
Non-controlling Interest	$10,915,594	$8,480,657

Our total current assets were approximately $25,362,000 at January 31, 2014 compared to approximately $21,470,000 at October 31, 2013. We experienced an increase in trade accounts receivable of approximately $5,419,000 at January 31, 2014 as compared to October 31, 2013, which was offset by a decrease of approximately $2,803,000 in the value of our inventory at January 31, 2014 compared to October 31, 2013 due to having more corn and ethanol on hand at October 31, 2013. We also experienced an increase in commodity derivative instruments of $111,635 at January 31, 2014 as compared to October 31, 2013.

Total current liabilities totaled approximately $10,243,000 at January 31, 2014, a decrease of approximately $1,080,000 from October 31, 2013. This decrease was mainly due to a decrease in our accounts payable for corn of approximately $2,408,000 at January 31, 2014 as compared to October 31, 2013 due to paying off accounts payable deferred from fiscal 2013. This decrease in our accounts payable for corn was partially offset by an increase in checks drawn in excess of bank balances of approximately $673,000 at January 31, 2014 as compared to October 31, 2013 due to timing on bank account sweeps.

Our long-term debt decreased approximately $3,569,000 from October 31, 2013 to January 31, 2014. The decrease is due to our paying the balance of our Capital One Shuttlewagon Railcar Mover note and payments on HLBE’s debt facilities.

Members’ equity attributable to Granite Falls Energy, LLC totaled $64,931,379 at January 31, 2014, which is more than our Members’ equity attributable to Granite Falls Energy, LLC as of October 31, 2013 which totaled $59,887,346. The increase was directly related to the net income attributable to Granite Falls Energy, LLC of $10,554,947 for the quarter ended January 31, 2014. The net income was offset by the declaration and payment of $5,509,080 in distributions to members during the quarter ended January 31, 2014.

Noncontrolling interest totaled $10,915,594 at January 31, 2014 compared to $8,480,657 at October 31, 2013.  This is directly related to recognition of the 39.2% noncontrolling interest in HLBE at January 31, 2014 and net income attributable to the noncontrolling interest during the quarter ended January 31, 2014.

LIQUIDITY AND CAPITAL RESOURCES

The following table shows our cash flows for the three months ended January 31, 2014 and 2013:

	2014	2013
Net cash provided by (used in) operating activities	10,170,584	(1,608,840)
Net cash provided by (used in) investing activities	(1,185,198)	42,301
Net cash provided by (used in) financing activities	(8,405,163)	1,180,173

Operating Cash Flows. Cash provided by operating activities was approximately $10,171,000 for the three months ended January 31, 2014, as compared to cash used in operations of approximately $1,609,000 for the three months ended January 31, 2013. Currently, our capital needs are being adequately met through cash flows from our operating activities and our currently available credit facilities.

Investing Cash Flows. Cash used in investing activities was approximately $1,185,000 for the three months ended January 31, 2014, compared to cash provided by investing activities of approximately $42,000 for the three months ended January 31, 2013. Our payments for capital expenditures during the three months ended January 31, 2014 totaled approximately $1,207,000, compared to payments of approximately $498,000 for the three months ended January 31, 2013. Additionally, during the three months ended January 31, 2013 we received proceeds from the sale of land of approximately $540,000, as compared to the most recent quarter ended January 31, 2014, when did not sell any land.

Financing Cash Flows. Cash used in financing activities was approximately $8,405,000 for the three months ended January 31, 2014, consisting primarily of payments made on our credit facilities and a distribution to our members. For the three months ended January 31, 2013, our cash provided by financing activities was approximately $1,180,000, which consisted primarily of result of proceeds from our credit facilities.

Indebtedness

Granite Falls Energy

In August 2012, we entered into two new credit facilities, one short-term and one long-term, with United FCS. CoBank serves as administrative agent for these new credit facilities.

The Company's credit facilities with United FCS require the Company to comply with certain financial covenants, including (i) maintaining working capital of at least $10,000,000, (ii) maintaining local net worth, defined as total assets, minus total liabilities, minus investments by the Company in other entities, of at least $45,000,000, and (iii) achieving a debt service coverage ratio of at least 2.0 to 1.0. Our debt service coverage ratio is calculated as follows: (1) net income, plus depreciation and amortization, minus extraordinary gains (plus extraordinary losses), minus gain on asset sales (plus loss on asset sales); (2) divided by $2,000,000. As of January 31, 2014 and October 31, 2013, we were in compliance with these financial covenants and expect to be in compliance throughout fiscal 2014.

Our credit facilities with United FCS are secured by substantially all our assets. There are no savings account balance collateral requirements as part of this credit facility.

GFE Short-Term Debt Sources

The Company's short-term credit facility with United FCS is a revolving line of credit. This facility allows us to borrow, repay, and re-borrow up to $5,600,000 subject to outstanding letters of credit and a borrowing base calculation. Final payment of amounts borrowed under this credit facility is due August 1, 2014. The interest rate for the Company's short-term credit facility is based on the bank's "One Month LIBOR Index Rate" plus 2.8%. The short-term credit facility is available through March 31, 2017. As of January 31, 2014, there was no outstanding balance on the short-term credit facility and the interest rate was 3.21%.

We expect to utilize this credit facility to finance inventory and receivables as needed.

GFE Long-Term Debt Sources

The Company's long-term credit facility with United FCS is a revolving term loan. Under this facility, we may borrow, repay, and re-borrow up to $18,000,000. However, the amount available for borrowing under this facility reduces by $2,000,000 every six months, beginning September 1, 2014, with final payment due March 1, 2018. Interest on amounts borrowed is payable monthly in arrears. The interest rates for this facility is based on the bank's "One Month LIBOR Index Rate" plus 3.05%. The facility is available through March 31, 2018. The outstanding balance on the revolving term loan at January 31, 2014 was $2,065,495, and the interest rate was 3.21%.

We have used this credit facility to fund our rail infrastructure improvement project and working capital.

Other GFE Credit Arrangements

In December 2011, the Company purchased a Shuttlewagon Railcar Mover for use at its facility. The Company financed the entire purchase price through Capital One Equipment Leasing and Finance. In January 2014, the Company paid the loan balance in full.

Heron Lake BioEnergy

Credit Arrangements with AgStar

HLBE entered into an amended and restated master loan agreement with AgStar Financial Services, PCA ("AgStar") under which it has two forms of debt as of January 31, 2014: a term note and a revolving term note. HLBE's total indebtedness to AgStar as of January 31, 2014 was approximately $21.3 million (which includes a fair value premium of approximately $1.8 million), consisting of approximately $17.7 million under the term note and approximately $3.6 million under the revolving term note.

HLBE's loan agreements with AgStar are secured by substantially all business assets and are subject to various financial and non-financial covenants that limit distributions and debt and require minimum debt service coverage, net worth, and working capital requirements. HLBE was in compliance with the covenants of its loan agreements with AgStar as of January 31, 2014.

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

AgStar Term Note

With respect to the term loan, HLBE must make equal monthly payments of principal and interest of approximately $223,000 on the term loan based on a 10-year amortization, provided the entire principal balance and accrued and unpaid interest on the term loan is due and payable in full on the maturity date of September 1, 2016. In addition, HLBE is required to make additional payments annually on debt for up to 25% of the excess cash flow, as defined by the agreement, up to $2 million per year. Through September 1, 2014, the loan bears interest at 5.75% as long as HLBE is in compliance with its debt covenants. On September 1, 2014, the interest on the term loan will be adjusted to LIBOR plus 3.50%, but the total interest rate shall not be less than 5.00%.

AgStar Revolving Term Note

With respect to the revolving term loan, the loan matures in September 2016. Amounts borrowed by HLBE under the term revolving loan can be repaid and may be re-borrowed at any time prior to maturity date of the term revolving loan, provided that outstanding advances may not exceed the amount of the term revolving loan commitment. Amounts outstanding on the term revolving loan bear interest at a variable rate equal to the greater of a LIBOR rate plus 3.50% or 5.00%, payable monthly. At October 31, 2013, the revolving term loan carried an interest rate of 5.00%. HLBE also pays an unused commitment fee on the unused portion of the term revolving term loan commitment at the rate of 0.35% per annum, payable in arrears in quarterly installments during the term of the revolving term loan. At January 31, 2014, HLBE had approximately $3.4 million outstanding under the revolving term loan and an additional approximately $15.1 million was available. The amount available under the revolving term loan is reduced by $2 million at October 31 each year until September 2016, when the unpaid balance is due.

HLBE Subordinated Convertible Debt

On September 18, 2013, HLBE entered into an indenture with U.S. Bank National Association (“U.S. Bank”), as trustee and collateral agent, in connection with the closing of HLBE's offering of a maximum of $12 million aggregate principal amount of 7.25% Secured Subordinated Notes due 2018 (the “Notes”). On September 18, 2013, HLBE sold an aggregate principal amount of approximately $3.7 million of the Notes. Prior to that, HLBE sold approximately $1.4 million of the notes in May 2013. Additionally, subscribers from HLBE's subordinated notes offering holding an aggregate principal amount of approximately $935,000 of HLBE's subordinated notes elected to exchange their notes for Notes under the indenture, per the original terms of the interim subordinated notes. Therefore, HLBE has an aggregate principal amount of approximately $4.1 million in Notes. The Notes are subordinated secured obligations, with interest payable on April 1 and October 1 of each year, beginning April 1, 2014, through the maturity date of October 1, 2018 at a rate of 7.25% per annum. The Notes are secured by a second mortgage and lien position on, among other assets, HLBE's property, plant and equipment located in Heron Lake, Minnesota, which mortgage and lien position are junior to and subordinated to HLBE's senior debt with AgStar.

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

Other HLBE Credit Arrangements

In addition to HLBE's primary credit arrangement with AgStar and our subordinated convertible debt, HLBE has other material credit arrangements and debt obligations.

In October 2003, HLBE entered into an industrial water supply development and distribution agreement with the City of Heron Lake, Jackson County, and Minnesota Soybean Processors. In consideration of this agreement, HLBE and Minnesota Soybean Processors are allocated equally the debt service on $735,000 in water revenue bonds that were issued by the City to support this project that mature in February 2019. The parties have agreed that prior to the scheduled expiration of the agreement, they will negotiate in good faith to replace the agreement with a further agreement regarding the wells and related facilities. In May 2006, HLBE entered into an industrial water supply treatment agreement with the City of Heron Lake and Jackson County. Under this agreement, HLBE pays monthly installments over 24 months starting January 1, 2007 equal to one years' debt service on approximately $3.6 million in water revenue bonds, which will be returned to HLBE if any funds remain after final payment in full on the bonds and assuming HLBE complies with all payment obligations under the agreement. As of January 31, 2014, there was a total of $2.2 million in outstanding water revenue bonds. HLBE classifies its obligations under these bonds as assessments payable. The interest rates on the bonds range from 0.50% to 8.73%.

To fund the purchase of the distribution system and substation for the plant, HLBE entered into a loan agreement with Federated Rural Electric Association pursuant to which HLBE borrowed $600,000 by a secured promissory note. Under the note HLBE is required to make monthly payments to Federated Rural Electric Association of $6,250 consisting of principal and an annual fee of 1% beginning on October 10, 2009. In exchange for this loan, Federated Rural Electric Association was granted a security interest in the distribution system and substation for the plant. The balance of this loan at January 31, 2014 was $275,000.

HLBE has a note payable in connection with the construction of its pipeline assets. This loan was initially due in December 2011, but was converted in February 2012 to a term loan with a three-year repayment period. The balance of this loan at January 31, 2014 was approximately $1.7 million. Interest on the loan is at 5.29%. The note is secured by the assets of Agrinatural Gas, LLC.

HLBE financed its corn oil separation equipment from the equipment vendor. HLBE pays approximately $40,000 per month on this debt, conditioned upon revenue generated from the corn oil separation equipment. The monthly payment includes implicit interest of 5.57% until maturity in May 2015. The note is secured by the corn oil separation equipment. The balances of this loan at January 31, 2014 was approximately $492,000

HLBE also has a note payable to the minority owner of Agrinatural Gas, LLC in the amount of $300,000 at January 31, 2014. Interest on the note is 5.43% and the note has a maturity date in October 2014.

Critical Accounting Policies and Estimates

Management uses estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. We believe that of our significant accounting policies summarized in Note 1 to our condensed consolidated financial statements included with this Form 10-Q. At January 31, 2014, our critical accounting estimates continue to include those described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2013. Management has not changed the method of calculating and using estimates and assumptions in preparing our condensed consolidated financial statements in accordance with generally accepted accounting principles in the United States of America.

Off-Balance Sheet Arrangements

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from our credit facilities with United FCS, PCA and HLBE's credit facilities with AgStar Financial Services, PCA. The specifics of these credit facilities are discussed in greater detail in “Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Indebtedness.”

Below is a sensitivity analysis we prepared regarding our income exposure to changes in interest rates for our credit facilities with United FCS, PCA. The sensitivity analysis below shows the anticipated effect on our income from a 10% adverse change in interest rates for a one-year period. However, an adverse change in interest rates of 10% would not have an impact on the HLBE's interest expense under the AgStar credit facilities due to the interest rate floors of 5.75% and 5.00% that are in effect at January 31, 2014.

Outstanding Variable Rate Debt at January 31, 2014	Interest Rate at January 31, 2014	Interest Rate Following 10% Adverse Change	Annual Adverse Change to Income
$2,065,495	3.21%	3.531%	$6,630

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

A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the fair value of our corn and natural gas prices and average ethanol price as of January 31, 2014, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for both the Granite Falls, Minnesota and Heron Lake, Minnesota production plants for a one year period from January 31, 2014. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of January 31, 2014	Approximate Adverse Change to Income
Natural Gas	3,093,000	MMBTU	10%	$2,578,000
Ethanol	116,040,000	Gallons	10%	$21,453,000
Corn	40,000,000	Bushels	10%	$16,595,000

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

Our management, including our Chief Executive Officer and General Manager (the principal executive officer), Steve Christensen, along with our Chief Financial Officer (the principal financial officer), Stacie Schuler, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2014. Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Our management, including our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred during the quarter ended January 31, 2014 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time in the ordinary course of business, Granite Falls Energy, LLC and Heron Lake BioEnergy, LLC may be named as a defendant in legal proceedings related to various issues, including workers' compensation claims, tort claims, or contractual disputes. We are not currently involved in any material legal proceedings.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A of our Form 10-K for the fiscal year ended October 31, 2013. Additional risks and uncertainties, including risks and uncertainties not presently known to us, or that we currently deem immaterial, could also have an adverse effect on our business, financial condition and/or results of operations.

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
101
The following financial information from Granite Falls Ethanol, LLC's Quarterly Report on Form 10-Q for the quarter ended January 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets, (ii) Condensed Statements of Operations, (iii) Statements of Cash Flows, and (iv) the Notes to Condensed Financial Statements.**

* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANITE FALLS ENERGY, LLC

Date:	March 17, 2014	/s/ Steve Christensen
Steve Christensen
Chief Executive Officer

Date:	March 17, 2014	/s/ Stacie Schuler
Stacie Schuler
Chief Financial Officer