Form 10-K/A
period 2013-10-31
Granite Falls Energy, LLC
filed 2014-04-25
CIK 1181749

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
As of April 22, 2014, there were 30,606 membership units outstanding.

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

*	Refer to the Form 10-K for the fiscal year ended October 31, 2013 and filed with the Securities and Exchange Commission on January 29, 2014.

Explanatory Note Regarding Amendment No. 1

This Amendment No. 1 (“Amendment”) on Form 10-K/A is being filed by Granite Falls Energy, LLC (the “Company”) to amend the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2013 that was initially filed with the Securities and Exchange Commission (the “SEC”) on January 29, 2014 (the “Form 10-K”).

This Amendment is for the sole purpose of refiling Exhibits 10.37 and 10.39 and updating the incorporating references for Exhibits 10.37 and 10.39 in the Exhibit List included in Item 15 of Part IV of the Form 10-K. Exhibits 10.37 and 10.39 were filed with the Form 10-K by incorporation by reference to Exhibits 10.76 and 10.78, respectively, to the Form 10-K for Heron Lake BioEnergy, LLC (“HLBE”) for the fiscal year ended October 31, 2013 and filed with the Commission on January 29, 2014 (the “HLBE Form 10-K”). On April 24, 2014, HLBE filed a Form 10-K/A to amend the HLBE Form 10-K (the “Amended HLBE Form 10-K”) which replaced the previously filed Exhibits 10.76 and 10.78 with new revised redacted versions in response to comments received from the staff of the Securities and Exchange Commission regarding a request for confidential treatment under Rule 24b-2. The Company is therefore amending its Form 10-K to revise the Exhibit List by updating the incorporating references for Exhibits 10.37 and 10.39 to Exhibits 10.76 and 10.78 of the Amended HLBE Form 10-K.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, new certifications by our principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment.

Except as described above, this Amendment does not otherwise update any exhibits as originally filed, incorporated by reference or previously amended. Other than as discussed above, all information in the Company’s Form 10-K is unchanged and is not reproduced in this Amendment.  This Form 10-K/A does not reflect events occurring after the filing of the Form 10-K or modify or update the disclosure contained in the Form 10-K in any way other than as discussed above. This Amendment is effective for all purposes as of the date of the filing of the Form 10-K. Accordingly, this Amendment should be read in conjunction with the Form 10-K.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits Filed as Part of this Report and Exhibits Incorporated by Reference.

The following exhibits and financial statements are filed as part of, or are incorporated by reference into, this report:

(1)	Financial Statements

The financial statements appear beginning at page 34 of the Form 10-K for the fiscal year ended October 31, 2013 and filed with the Securities and Exchange Commission on January 29, 2014.

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

GRANITE FALLS ENERGY, LLC

Date:	April 23, 2014	/s/ Steve Christensen
Steve Christensen
Chief Executive Officer

Date:	April 23, 2014	/s/ Stacie Schuler
Stacie Schuler
Chief Financial Officer

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
Exhibit 10.10 to HLBE's Registration Statement on Form 10 filed on August 22, 2008 (the "2008 Registration Statement") (File No. 000-51825).

10.29	Industrial Water Supply Treatment Agreement dated May 23, 2006 among Heron Lake BioEnergy, LLC, City of Heron Lake and County of Jackson.		Exhibit 10.11 to HLBE's 2008 Registration Statement (File No. 000-51825).
10.30	Secured Promissory Note issued December 28, 2007 by Heron Lake BioEnergy, LLC as borrower to Federated Rural Electric Association as lender in principal amount of $600,000.		Exhibit 10.20 to HLBE's 2008 Registration Statement (File No. 000-51825).
10.31	Electric Service Agreement dated October 17, 2007 by and between Interstate Power and Light Company and Heron Lake BioEnergy, LLC.		Exhibit 10.22 to HLBE's 2008 Registration Statement (File No. 000-51825).
10.32	Sixth Amended and Restated Master Loan Agreement dated to be effective as of May 17, 2013 by and among AgStar Financial Services, PCA and Heron Lake BioEnergy, LLC.		Exhibit 10.1 to HLBE's Form 10-Q for the quarter ended April 30, 2013 (File No. 000-51825).
10.33	Second Amended and Restated Term Note dated May 17, 2013 in principal amount of $17,404,344 by Heron Lake BioEnergy, LLC to AgStar Financial Services, PCA as lender.		Exhibit 10.2 to HLBE's Form 10-Q for the quarter ended April 30, 2013 (File No. 000-51825).
10.34	Second Amended and Restated Term Revolving Note dated May 17, 2013 in principal amount of $20,500,000 by Heron Lake BioEnergy, LLC to AgStar Financial Services, PCA as lender.		Exhibit 10.3 to HLBE's Form 10-Q for the quarter ended April 30, 2013 (File No. 000-51825).
10.35	Sixth Amended and Restated Mortgage, Security Agreement and Assignment of Rents and Leases dated May 17, 2013 between Heron Lake BioEnergy, LLC and AgStar Financial Services, PCA.		Exhibit 10.4 to HLBE's Form 10-Q for the quarter ended April 30, 2013 (File No. 000-51825).
10.36	Amendment No. 1 to Sixth Amended and Restated Master Loan Agreement dated effective as of July 31, 2013 between Heron Lake BioEnergy, LLC and AgStar Financial Services, PCA.		Exhibit 10.1 to HLBE's Form 8-K dated August 27, 2013 (File No. 000-51825).
10.37	Corn Oil Marketing Agreement dated September 4, 2013 by and among Heron Lake BioEnergy, LLC and RPMG, Inc. (+)		Exhibit 10.76 to HLBE's Form 10-K/A for the year ended October 31, 2013 (File No. 000-51825).
10.38	Ethanol Marketing Agreement dated September 17, 2013 by and among Heron Lake BioEnergy, LLC and Eco-Energy, LLC. (+)		Exhibit 10.77 to HLBE's Form 10-K for the year ended October 31, 2013 (File No. 000-51825).
10.39	Distiller's Grain Off-Take Agreement dated September 24, 2013 by and among Heron Lake Bio-Energy, LLC and Gavilon Ingredients, LLC. (+)		Exhibit 10.78 to HLBE's Form 10-K/A for the year ended October 31, 2013 (File No. 000-51825).
10.40	Amendment No. 3 Ethanol Marketing Agreement dated September 17, 2013 by and between Eco-Energy, LLC and Granite Falls Energy, LLC. (+)		Exhibit 10.40 to the registrant's Form 10-K filed with the Commission on January 29, 2014 (File No. 000-51277).
14.1	Code of Ethics		Exhibit 14.1 to the registrant's Form 10-KSB filed with the Commission on March 30, 2004 (File No. 000-51277).
21.1	Subsidiaries of the registrant		Exhibit 21.1 to the registrant's Form 10-K filed with the Commission on January 29, 2014 (File No. 000-51277).
31.1	Certification of Chief Executive Officer pursuant to 17 CFR 240.13a-14(a)	X
31.2	Certification of Chief Financial Officer pursuant to 17 CFR 240.13a-14(a)	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350	Exhibit 32.1 to the registrant's Form 10-K filed with the Commission on January 29, 2014 (File No. 000-51277).
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Exhibit 32.2 to the registrant's Form 10-K filed with the Commission on January 29, 2014 (File No. 000-51277).
101
The following financial information from Granite Falls Ethanol, LLC's Annual Report on Form 10-K for the fiscal year ended October 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of October 31, 2013 and October 31, 2012, (ii) Statements of Operations for the fiscal years ended October 31, 2013, 2012, and 2011, (iii) Statement of Changes in Members' Equity; (iv) Statements of Cash Flows for the fiscal years ended October 31, 2013, 2012, and 2011, and (v) the Notes to Financial Statements.

Previously furnished and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, with the registrant's Form 10-K filed with the Commission on January 29, 2014 (File No. 000-51277).

(+) Confidential Treatment Requested.