Form 10-Q
period 2014-04-30
Granite Falls Energy, LLC
filed 2014-06-16
CIK 1181749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended April 30, 2014

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
☐ Yes     ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of June 16, 2014 there were 30,606 membership units outstanding.

PART I    FINANCIAL INFORMATION

Item 1. Financial Statements

GRANITE FALLS ENERGY, LLC
Condensed Consolidated Balance Sheets

ASSETS	April 30, 2014	October 31, 2013
	(Unaudited)
Current Assets
Cash	$15,113,456	$1,158,774
Restricted cash	634,820	393,750
Accounts receivable	12,439,619	6,450,694
Inventory	9,009,359	12,370,277
Commodity derivative instruments	362,438	—
Prepaid expenses and other current assets	662,434	1,096,483
Total current assets	38,222,126	21,469,978

Property, Plant and Equipment
Land and improvements	13,348,732	12,307,063
Railroad improvements	8,005,523	8,005,523
Process equipment and tanks	112,142,583	110,440,407
Administration building	1,318,144	1,015,361
Office equipment	265,792	265,792
Rolling stock	1,752,745	1,691,857
Construction in progress	850,934	2,067,213
	137,684,453	135,793,216
Less accumulated depreciation	51,525,180	46,984,361
Net property, plant and equipment	86,159,273	88,808,855

Goodwill	1,372,473	1,372,473

Other Assets	951,734	1,021,916

Total Assets	$126,705,606	$112,673,222

Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC
Condensed Consolidated Balance Sheets

LIABILITIES AND EQUITY	April 30, 2014	October 31, 2013
	(Unaudited)
Current Liabilities
Current portion of long-term debt	$7,579,332	$3,490,808
Accounts payable	5,131,655	3,058,633
Corn payable to FCE	1,369,516	4,001,852
Commodity derivative instruments	—	75,113
Accrued liabilities	1,046,283	696,858
Total current liabilities	15,126,786	11,323,264

Long-Term Debt, less current portion	18,970,883	32,981,955

Commitments and Contingencies

Members' Equity
Members' equity attributable to Granite Falls Energy, LLC consists of 30,606 units authorized, issued and outstanding	79,182,623	59,887,346
Noncontrolling interest	13,425,314	8,480,657
Total Members' Equity	92,607,937	68,368,003
Total Liabilities and Members' Equity	$126,705,606	$112,673,222

Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC
Condensed Consolidated Statements of Operations

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	April 30, 2014	April 30, 2013	April 30, 2014	April 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$81,324,024	$48,020,602	$158,787,837	$95,137,724

Cost of Goods Sold	63,111,765	44,390,630	126,155,119	90,675,608

Gross Profit	18,212,259	3,629,972	32,632,718	4,462,116

Operating Expenses	1,379,875	582,965	2,675,376	1,145,660

Operating Income	16,832,384	3,047,007	29,957,342	3,316,456

Other Income (Expense)
Other income, net	121,652	23,078	178,290	24,225
Interest income	705	41	926	95
Interest expense	(195,606)	(38,183)	(472,351)	(87,406)
Total other expense, net	(73,249)	(15,064)	(293,135)	(63,086)

Net Income	$16,759,135	$3,031,943	$29,664,207	$3,253,370

Net Income Attributable to Noncontrolling Interest	$2,509,722	$—	$4,859,850	$—

Net Income Attributable to Granite Falls Energy, LLC	$14,249,413	$3,031,943	$24,804,357	$3,253,370

Weighted Average Units Outstanding - Basic and Diluted	30,606	30,606	30,606	30,606

Amounts attributable to Granite Falls Energy, LLC:

Net Income Per Unit - Basic and Diluted	$465.58	$99.06	$810.44	$106.30

Distributions Per Unit - Basic and Diluted	$—	$—	$180.00	$—

Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC
Condensed Consolidated Statements of Cash Flows

	Six Months Ended	Six Months Ended
	April 30, 2014	April 30, 2013
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net income	$29,664,207	$3,253,370
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	4,611,001	2,317,637
Change in fair value of derivative instruments	(1,602,553)	(26,582)
Gain on sale of equipment	(25,953)	—
Changes in operating assets and liabilities:
Restricted cash	(241,070)	20,000
Derivative Instruments	1,165,002	28,832
Accounts receivable	(5,988,925)	1,203,974
Inventory	3,360,918	(777,226)
Prepaid expenses and other current assets	434,049	(96,795)
Accounts payable	(559,314)	404,916
Accrued liabilities	434,232	283,773
Net Cash Provided by Operating Activities	31,251,594	6,611,899

Cash Flows from Investing Activities
Proceeds from sale or disposal of assets	22,285	540,000
Payments for capital expenditures	(1,887,569)	(1,732,878)
Net Cash Used in Investing Activities	(1,865,284)	(1,192,878)

Cash Flows from Financing Activities
Proceeds from long-term debt	759,009	—
Payments on long-term debt	(10,681,557)	(4,718,846)
Member distributions paid	(5,509,080)	—
Net Cash Used in Financing Activities	(15,431,628)	(4,718,846)

Net Increase in Cash	13,954,682	700,175

Cash - Beginning of Period	1,158,774	685,828

Cash - End of Period	$15,113,456	$1,386,003

Supplemental Cash Flow Information
Cash paid during the period for:
Interest expense	$865,428	$87,406

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Cancellation of accrued distribution to noncontrolling interest	$84,807	$—

Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES
Notes to UNAUDITED Condensed Consolidated Financial Statements
April 30, 2014

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying financial statements consolidate the operating results and financial position of Granite Falls Energy, LLC (“GFE” or the “Company”), and its wholly owned subsidiary, Project Viking, L.L.C. ("Project Viking") which owns 60.8% of Heron Lake BioEnergy, LLC (“HLBE”). The remaining 39.2% ownership of HLBE is included in the consolidated financial statements as a non-controlling interest. HLBE, through its wholly owned subsidiary, HLBE Pipeline Company, LLC, owns 73% of Agrinatural Gas, LLC ("Agrinatural"). Given HLBE's control over the operations of Agrinatural and its majority voting interest, HLBE consolidates the financial statements of Agrinatural with its consolidated financial statements, with the equity and earnings (loss) attributed to the remaining 27% noncontrolling interest. All intercompany balances and transactions are eliminated in consolidation.

The accompanying condensed consolidated balance sheet as of October 31, 2013 is derived from audited consolidated financial statements. The unaudited interim condensed consolidated financial statements of the Company reflect all adjustments consisting only of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of financial position and results of operations and cash flows. The results for the three and six month periods ended April 30, 2014 are not necessarily indicative of the results that may be expected for a full fiscal year. Certain information and note disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) are condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), although the Company believes that the disclosures made are adequate to make the information not misleading. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in its annual report for the year ended October 31, 2013 filed on Form 10-K with the SEC.

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

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES
Notes to UNAUDITED Condensed Consolidated Financial Statements
April 30, 2014

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

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES
Notes to UNAUDITED Condensed Consolidated Financial Statements
April 30, 2014

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

3. INVENTORY

Inventories consist of the following:

	April 30, 2014
	(Unaudited)	October 31, 2013
Raw materials	$3,141,846	$4,652,465
Spare parts	1,756,980	1,636,466
Work in process	2,061,099	1,643,574
Finished goods	2,049,434	4,437,772
Totals	$9,009,359	$12,370,277

The Company performs a lower of cost or market analysis on inventory to determine if the market values of certain inventories are less than their carrying value, which is attributable primarily to decreases in market prices of corn and ethanol. Based on the lower of cost or market analysis, the Company did not record a lower of cost or market adjustment on certain inventories for the three or six month periods ended April 30, 2014 or 2013.

4. DERIVATIVE INSTRUMENTS

As of April 30, 2014, the total notional amount of the Company's outstanding corn derivative instruments was approximately 1,555,000 bushels that were entered into to hedge forecasted corn purchases through March 2015. There may be offsetting positions that are not shown on a net basis that could lower the notional amount of positions outstanding as disclosed above.

The following tables provide details regarding the Company's derivative instruments at April 30, 2014, none of which were designated as hedging instruments:

	Balance Sheet location	Assets	Liabilities
Corn contracts - GFE	Commodity derivative instruments	$298,250	$—
Corn contracts - HLBE	Commodity derivative instruments	64,188	—
Totals		$362,438	$—

As of October 31, 2013, the total notional amount of the Company's outstanding corn derivative instruments was approximately 1,125,000 bushels that were entered into to hedge forecasted corn purchases through December 2013. There may be offsetting positions that are shown on a net basis that could lower the notional amount of positions outstanding as disclosed above.

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES
Notes to UNAUDITED Condensed Consolidated Financial Statements
April 30, 2014

The following tables provide details regarding the Company's derivative instruments at October 31, 2013, none of which are designated as hedging instruments:

	Balance Sheet location	Assets	Liabilities
Corn contracts - GFE	Commodity derivative instruments	$—	$(75,113)
Totals		$—	$(75,113)

The following tables provide details regarding the gains and (losses) from Company's derivative instruments in statements of operations, none of which are designated as hedging instruments:

	Statement of Operations location	Three Months Ended April 30,
		2014	2013

Corn contracts	Cost of Goods Sold	$1,643,325	$(248,955)

Total Gain (Loss)		$1,643,325	$(248,955)

	Statement of Operations location	Six Months Ended April 30,
		2014	2013

Corn contracts	Cost of Goods Sold	$1,602,553	$26,582

Total Gain		$1,602,553	$26,582

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

The interest rates for both facilities are based on the bank's "One Month LIBOR Index Rate," plus 2.8% and 3.05% on the seasonal and revolving term commitments, respectively. Both facilities are available through March 31, 2017 and March 31, 2018, respectively. The outstanding balance on the revolving term loan on April 30, 2014 and October 31, 2013 was $0 and $2,513,674, respectively, and the interest rate as of both of those dates was 3.21%. GFE currently has no outstanding balance on the seasonal revolving operating loan facility.

The Company's credit facilities with United FCS require the Company to comply with certain financial covenants that require minimum debt service coverage and working capital requirements. As of April 30, 2014 and October 31, 2013, GFE was in compliance with these financial covenants and expects to be in compliance throughout fiscal 2014.

The credit facilities are secured by substantially all assets of the Company. There are no savings account balance collateral requirements as part of this credit facility.

At April 30, 2014, GFE also had letters of credit totaling $288,928 with the bank as part of a credit requirement of Northern Natural Gas. These letters of credit reduced the total amount available on the revolving operating facility to approximately $5,711,000.

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES
Notes to UNAUDITED Condensed Consolidated Financial Statements
April 30, 2014

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

On September 1, 2014, the interest term loan will be adjusted to LIBOR plus 3.50% but not less than 5%. The loan agreements are secured by substantially all business assets and are subject to various financial and non-financial covenants that limit distributions and debt and require minimum debt service coverage, net worth, and working capital requirements.  As described above, HLBE was in compliance with the covenants of its master loan agreement with AgStar as of April 30, 2014.
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

Subordinated Convertible Debt

On May 17, 2013, HLBE's previous Board of Governors loaned HLBE approximately $1,400,000 as part of the subordinated convertible debt offering. An additional $3,700,000 was raised as part of a subordinated convertible debt offering during September 2013. The convertible secured debt is subordinated to the AgStar debt. The notes bear interest at 7.25% and are due on October 1, 2018. On October 1, 2014, or immediately prior to the sale of all or effectively all of HLBE assets, each note is convertible into Class A stock at a rate of $0.30 per Class A unit. The Company reserves the right to issue Class B units upon conversion if the principal balance of the convertible debt exceeds the authorized Class A units at the conversion date. At the issuance, each debt holder had the option to convert to Class A units. As a result, holders elected to convert $934,500 in September 2013 for 3,115,000 Class A units. The notes outstanding on April 30, 2014 could be converted into 13,810,000 units.

On May 2, 2014, HLBE issued a notice that it intends to redeem all of the outstanding principal amount of the subordinated convertible debt on July 1, 2014. The announced redemption is pursuant to the HLBE's "optional redemption" right in the indenture governing the notes. The notes, which have an outstanding principal balance of $4,143,000, will be redeemed at a redemption price equal to 100% of the aggregate principal amount plus accrued and unpaid interest to, but excluding, the redemption date. HLBE's obligation to pay the redemption price on the redemption date is subject to the right of the holders of the notes to elect to convert the principal amount of their Notes into capital units of HLBE at a conversion rate of $0.30 per unit. To the extent holders of the notes do not elect to convert the notes called for redemption prior to the redemption date, HLBE expects to use a combination of cash and borrowings under its credit facilities to fund the redemption price. As of June 16, 2014, approximately $2.7 million of the Notes had been submitted for conversion into 8,857,500 capital units of HLBE.

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES
Notes to UNAUDITED Condensed Consolidated Financial Statements
April 30, 2014

Long-term debt consists of the following:

	April 30, 2014	October 31, 2013
Granite Falls Energy:	(unaudited)
Capital One Shuttlewagon Railcar Mover. This note was paid in full January 2014.	$—	$382,918
Revolving Term Loan - see terms above	—	2,513,674
Heron Lake BioEnergy:
Term note payable to lending institution (including premium of approximately $1.6m) - see terms above	17,333,797	18,317,800
Revolving term note payable to lending institution - see terms above	—	6,263,158
Assessments payable	2,588,414	2,604,678
Note payable to electrical company	256,250	293,750
Note payable on pipeline assets (Agrinatural)	1,550,374	1,013,132
Note payable to non-controlling interest member of Agrinatural.	300,000	300,000
Corn oil recovery system note payable	378,380	640,653
Subordinated Convertible Debt - see terms above.	4,143,000	4,143,000
Total debt	26,550,215	36,472,763
Less: Current Maturities	(7,579,332)	(3,490,808)
Total Long-Term Debt	$18,970,883	$32,981,955

6. LEASES

GFE leases equipment, primarily rail cars, under operating leases through 2018. Rent expense for these leases was approximately $551,500 and $503,500 for the three month periods ended April 30, 2014 and 2013, respectively. Rent expense for these leases was approximately $1,089,000 and $1,041,000 for the six month periods ended April 30, 2014 and 2013, respectively.

HLBE leases equipment, primarily rail cars, under operating leases through 2017. Rent expense for these leases was approximately $375,000 and $823,000 for the three and six month periods ended April 30, 2014, respectively.

7. MEMBERS' EQUITY

GFE has one class of membership units.   The units have no par value and have identical rights, obligations and privileges.  Income and losses are allocated to all members based upon their respective percentage of units held. As of April 30, 2014 and October 31, 2013, GFE had 30,606 membership units authorized, issued, and outstanding.

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

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES
Notes to UNAUDITED Condensed Consolidated Financial Statements
April 30, 2014

At April 30, 2014, GFE had basis contracts for forward corn purchase commitments with FCE for 1,850,000 bushels for deliveries through October 2014.

At April 30, 2014, HLBE had basis contracts for forward corn purchase commitments for approximately 2,710,000 bushels for deliveries through December 2014.

Ethanol Contracts

At April 30, 2014, GFE had forward contracts to sell approximately $14,000,000 of ethanol for various delivery periods from May 2014 through July 2014 which approximates 40% of its anticipated ethanol sales during that period.

At April 30, 2014, HLBE had forward contracts to sell approximately $14,000,000 of ethanol for various delivery periods from May 2014 through July 2014 which approximates 40% of its anticipated ethanol sales during that period.

Distillers Grain Contracts

At April 30, 2014, GFE had forward contracts to sell approximately $1,875,000 of distillers grain for deliveries in May 2014 through September 2014 which approximates 14% of its anticipated distillers grain sales during that period.

At April 30, 2014, HLBE had forward contracts to sell approximately $2,056,000 of distillers grains for delivery in May 2014 through September 2014 which approximates 16% of its anticipated distillers grain sales during that period.

Natural Gas

At April 30, 2014, HLBE has natural gas agreements with a minimum purchase commitment of approximately 1.6 million MMBTU per year until October 2014.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three and six month periods ended April 30, 2014, compared to the same period of the prior fiscal year. This discussion should be read in conjunction with the condensed financial statements and notes and the information contained in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2013.

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

Our revenues primarily consist of sales of the ethanol and distillers grains we produce; however, we also realize revenue from the sale of corn oil we separate from our distillers syrup. Eco-Energy, LLC ("Eco") markets our ethanol and Renewable Products Marketing Group, LLC (“RPMG”) markets our distillers grains and our corn oil produced at the GFE plant. We also independently market a small portion of our ethanol production as E-85 to local retailers.

Our costs of our goods sold consist primarily of costs relating to the corn and natural gas supplies necessary to produce ethanol and distillers grains for sale. Farmers Cooperative Elevator Company is the exclusive supplier of corn to the GFE ethanol plant.

In July 2013, we indirectly acquired a majority interest in Heron Lake BioEnergy, LLC ("Heron Lake" or "HLBE"), a Minnesota limited liability company, through our purchase of 100% of the membership units of Project Viking, L.L.C. ("Project Viking"). HLBE owns a 50 million gallon per year ethanol plant located in Heron Lake, Minnesota, but is currently permitted to produce up to 59.2 million gallons. As of June 16, 2014, we are the indirect owner of approximately 60.8% of HLBE's outstanding membership units and are entitled to appoint five (5) of the nine (9) governors to HLBE's board of governors under HLBE's member control agreement.

On May 2, 2014, HBLE issued a notice pursuant to the indenture governing its 7.25% Subordinated Secured Notes due 2018 (the "Notes") that HLBE intends to redeem all of the outstanding $4.1 million principal amount of the Notes on July 1, 2014. The Notes will be redeemed at a redemption price equal to 100% of the aggregate principal amount plus accrued and unpaid interest to interest to the redemption date subject to the right of the Note holders to convert the principal amount of their Notes into capital units of HLBE at a conversion rate of $0.30 per unit. As of June 16, 2014, approximately $2.665 million of the Notes had been submitted for conversion into 8,882,500 capital units of HLBE. If all of the holders of the Notes called for redemption elect to convert their Notes, HLBE will issue an additional 13,810,000 units. Assuming all Note holders elect to convert there notes, our ownership interest in HLBE will be diluted to 50.1% following the redemption of the Notes. Notwithstanding this dilution, we will retain our governor appointment rights as we will continue to own a majority of HLBE.

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

HLBE's revenues are primarily derived from the sale of its ethanol, distillers grains and corn oil. HLBE has contracted with Eco to market all of its ethanol, Gavilon Ingredients, LLC ("Gavilon") to market its distillers grains and RPMG to market its corn oil. HLBE grinds approximately 1,640,000 bushels of corn each month at the HLBE plant. HLBE generally does not have long-term, fixed price contracts for the purchase of corn. Typically, HLBE purchases its corn directly from grain elevators, farmers, and local dealers within approximately 80 miles of Heron Lake, Minnesota.

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

The demand for ethanol is affected by what is commonly referred to as the "blending wall" which is the threshold at which the RFS volume requirement exceeds the demand for E10 (10 percent ethanol and 90 percent gasoline) gasoline. E10 is the most common ethanol blend sold and the only blend the EPA has approved for use in all American automobiles. There is growing availability of E85 (85 percent ethanol and 15 percent gasoline) for use in flexible fuel vehicles. In addition, the industry has been working to introduce E15 (15 percent ethanol and 85 percent gasoline) to the retail market since the EPA issued final approval in 2012 for the sale and use of E15 ethanol blends in light duty passenger vehicles model year 2001 and newer. Since that time, our application with the EPA to register ethanol for use in making E15 has also been approved, as well as 81 other fuel manufacturers according to EPA data. However, wide spread adoption of E15 is hampered by regulatory and infrastructure hurdles in many states, as well as consumer acceptance. To date only thirteen states have approved the commercial sale of E15. As such, we do not anticipate that E15 will impact ethanol demand or pricing in the near term. Rather, management believes consumer acceptance of E15 and flex fuel vehicles, along with continued growth of E85, is necessary before ethanol can achieve any market growth beyond the blend wall. As industry production capacity reaches the blend wall, the supply of ethanol in the market may surpass the demand which in turn may negatively impact prices.

According to the Renewable Fuel Association (RFA), ethanol production was 13.3 billion gallons in 2013 compared with production of 13.2 billion gallons in 2012 and 13.8 billion gallons mandated by Renewable Fuel Standard’s (RFS) 2013 renewable volume requirement. In November 2013 the EPA issued a proposed rule that would reduce the 2014 renewable volume obligation ("RVO") to 13.0 billion gallons of corn-based renewable fuel. Although the EPA has previously set the RVO for cellulosic biofuels below the mandated volume for such fuels in past program years, the proposed 2014 RFS rule would be the first time that the corn-based renewable fuel and total renewable fuel RVOs have been set below the legislated targets. As presently proposed, the 2014 RVO would be 1.4 billion gallon below the statutory RVO for 2014 and 800 million gallons less than the 2013 RVO. The proposal was subject to a 60-day comment period which ended in January 2014. The EPA plans to release the final version of the 2014 RVOs in June 2014. If the EPA's proposal becomes a final rule, or if RFS were to be otherwise reduced or eliminated by the exercise of the EPA's waiver authority or by Congress, the demand for ethanol may decrease.

High demand on the rail industry due to high volumes of corn, oil and coal rail shipments and a harsh winter which saw record cold and snow have resulted in industry-wide delays and logistical problems. These delays have caused many ethanol plants to slow or suspend production due to inability to secure railcars to transport their ethanol to market. Our plant has not experienced any material delays from the rail congestion problems. Recently, rail congestion and delays have lessened recently as spring weather conditions improved. However, management believes that slower rail shipping may continue through late spring and may continue to impact ethanol producers unless rail shipping capacity increases to meet the increased demand. If rail delays and congestion continue, we may begin to see material impacts to our plant if we run out of ethanol storage capacity and we are forced to reduce or cease production.

Other factors that may affect our future results of operation include those factors below in our Results of Operations of this Form 10-Q and those discussed in “Item 1. Business” and “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended October 31, 2013, and in other filings we make with the Securities and Exchange Commission.

Results of Operations for the Three Months Ended April 30, 2014 and 2013

The following table shows the results of our operations from our unaudited consolidated statements of operations for the three months ended April 30, 2014 and 2013. Due to the acquisition of a majority ownership of HLBE on July 31, 2013, the following table includes the consolidated amounts of GFE and HLBE for the three months ended April 30, 2014.

	Three Months Ended		Three Months Ended
	April 30, 2014		April 30, 2013
Income Statement Data	Amount	%	Amount	%
Revenue	$81,324,024	100.0%	$48,020,602	100.0%
Cost of Goods Sold	63,111,765	77.6%	44,390,630	92.4%
Gross Profit	18,212,259	22.4%	3,629,972	7.6%
Operating Expenses	1,379,875	1.7%	582,965	1.2%
Operating Income	16,832,384	20.7%	3,047,007	6.4%
Other Expense, net	(73,249)	(0.1)%	(15,064)	(0.1)%
Net Income	16,759,135	20.6%	3,031,943	6.3%
Net Income Attributable to Noncontrolling Interest	2,509,722	3.1%	—	—%
Net Income Attributable to Granite Falls Energy, LLC	$14,249,413	17.5%	$3,031,943	6.3%

Revenues

Nearly all of our revenues from operations come from three primary sources: sales of fuel ethanol, sales of distillers grains and sales of corn oil. The remaining 0.5% is made up of incidental sales of syrup at HLBE's plant and revenues from Agrinatural Gas, LLC, a pipeline company, of which HLBE owns 73% of the outstanding membership interests. Our results of operations are affected by volatility in the commodity markets. In the event that we experience a prolonged period of negative operating margins, our liquidity may be negatively impacted.

Revenues increased by 69.4% for the three months ended April 30, 2014 as compared to the three months ended April 30, 2013.  Management attributes this increase in revenues primarily to an increase in the quantities sold as a result of our indirect acquisition of HLBE, since its results of operations were not consolidated into our statements of operations until the fourth fiscal quarter in 2013.

The following table shows the sources of our consolidated revenue for the three months ended April 30, 2014 (unaudited):

Revenue Sources	Amount	Percentage of Total Revenues
Ethanol sales	$64,627,382	79.5%
Distillers grains sales	14,698,434	18.0%
Corn oil sales	1,602,775	2.0%
Miscellaneous other	395,433	0.5%
Total Revenues	$81,324,024	100.0%

The following table shows the sources of revenue for the three months ended April 30, 2013 (unaudited):

Revenue Sources	Amount	Percentage of Total Revenues
Ethanol sales	$37,209,376	77.5%
Distillers grains sales	9,546,923	19.9%
Corn oil sales	1,264,303	2.6%
Total Revenues	$48,020,602	100.0%

Ethanol

Revenues from ethanol sales at the GFE plant decreased by 9.5% for the three months ended April 30, 2014 as compared to the same period in 2013, due to a decrease of 2.7% in the volumes sold from the GFE plant and decrease in the average price received at the GFE plant per gallon of 7.0% from period to period. However, our total ethanol sales increased from period to period due to an increase in total volume of ethanol sold as a result of the HLBE acquisition and increase in net ethanol revenues at the HLBE plant. Net ethanol revenues at the HLBE plant increased 15.3% for the three months ended April 30, 2014 as compared to the same period in 2013, despite a decrease of approximately 7.4% in the price per gallon received at the HLBE plant due to a 24.5% increase in the gallons of ethanol sold at the HLBE plant from period to period. There were no ethanol derivative gains or losses during the three months ended April 30, 2014 and 2013.

Although the average ethanol price for both plants was lower during the three month period ended April 30, 2014 as compared to the same period in 2013, there was a favorable spread between the price of ethanol and the price of corn. Management attributes the drop in ethanol prices to continuing lower corn prices due to the record 2013 corn crop. Management anticipates that ethanol prices will continue to change in relation to changes in corn and energy prices. However, the decline in ethanol prices less than the decline in corn prices as a result of reduced ethanol production across the industry due to rail congestion, increased demand for gasoline, increased ethanol exports and decreased imports, which has resulted in lower US ethanol stocks. These factors have created a positive price spread and operating margins. Management anticipates that the favorable price spread between ethanol and corn will continue until the supply and demand balance for ethanol returns to more traditional levels.

Demand for ethanol is also impacted by regulatory developments and United States gasoline consumption. Although gasoline consumption was higher than expected during the past quarter and the approaching summer months typically experience a seasonal increase in gasoline consumption, reduced gasoline demand has occurred in the past and could occur in the future as a result of increased gasoline or oil prices. Additionally, the EPA is expected to release the final 2014 RFS RVO before June 30, 2014. Management believes that if the EPA's final rule reduces the 2014 RVOs from statutory levels as proposed in November 2013, domestic demand for ethanol could decline and ethanol prices may decrease. Any of these outcomes could have a material adverse effect on our results of operations, cash flows and financial condition.

Distillers Grains

Total revenue from the sales of distillers grains at the GFE plant decreased by 39.9% during the three months ended April 30, 2014 compared to the same period of 2013, due to a decrease of 13.3% in the volumes sold from the GFE plant and decrease in the average price received at the GFE plant per gallon of 14.3% from period to period. However, our total distillers grains sales increased from period to period due to an increase in total tons of distillers grains sold as a result of the HLBE acquisition. The tons of distillers grains sold HLBE plant increased 63.1% for the three months ended April 30, 2014 as compared to the same period in 2013, however, this volume increase was partially offset by a decrease of approximately 30.7% in the price per tone received at the HLBE plant from period to period.

Management believes these lower distillers grains prices are primarily a result of the decline in the price of corn, as market prices for distillers grains tend to move directionally with the prices of other livestock feed products. We anticipate that the market price of our dried distillers grains will continue to track changes in the price of corn and competing animal feed substitutes such as soybean meal. However, volatility in distillers grains supplies related to changes in foreign demand for distillers grains in Asia may push prices further down. In particular, China has recently rejected shipments of distillers grains that contained a non-approved GMO trait. Any additional rejections of shipments by the Chinese may adversely impact US prices. In addition, if plants that have suspended or reduced production due to rail shipping bottlenecks are able to resume or increase production, distillers grains prices may be negatively impacted.

Corn Oil

Total corn oil sales increased by 26.8%, for the three months ended April 30, 2014 compared to the same period of 2013. The increase was due an increase in aggregate amount of corn oil sold due to the additional corn oil sales as result of HLBE acquisition despite a decrease of 16.5% in the price per pound received by the Company from period to period. Corn oil prices could experience further decreases if additional plants enter into the market and cause in an oversupply unless additional demand can be created.

Cost of Goods Sold

Our costs of goods sold as a percentage of revenues were 77.6% for the three month period ended April 30, 2014 compared to 92.4% for the same period of 2013. Our two largest costs of production are corn (72.0% of cost of goods sold for our three months ended April 30, 2014) and natural gas (8.7% of cost of goods sold for our three months ended April 30, 2014). Our total cost of goods sold increased to approximately $63.1 million for the three months ended April 30, 2014 from approximately $44.4 million in the three months ended April 30, 2013.

Corn

The volume of corn we processed was up 91.0% for the three months ended April 30, 2014 as compared to the same period for our 2013 fiscal year due primarily to the acquisition of HLBE. Total corn ground at the GFE plant decreased by 4.6% and the average price paid per bushel of corn, net of hedging activity, for the GFE plant was approximately $2.94 less for the quarter ended April 30, 2014 as compared to the same period ended April 30, 2013. Total corn ground at the HLBE plant increased by approximately 5.1% for the quarter ended April 30, 2014 as compared to the same quarter of April 30, 2013 due to decreased production at HLBE's plant in 2013 when margins were poor. This increase was offset by a decrease in corn prices paid at the HLBE plant of approximately 38.8% from period to period.

Management believes that the significant decrease in corn prices is largely attributable to the record 2013 corn harvest and sufficient local supplies. We expect that corn prices will stay lower through our third quarter due to 2014 corn crop projections. The USDA's World Agricultural Supply and Demand Estimates published on May 9, 2014 projects domestic corn production of 13.9 billion bushels for the 2014 growing season, which would be a slight increase over the 2013 harvest. In addition, the USDA estimates that 95% of the 2014 corn planting in was complete as of June 1. However, corn prices may be volatile during the 2014 growing season depending on weather, world supply and demand, current and anticipated stocks, and other factors. If corn prices were to increase as a result of such volatility, our ability to generate income may be negatively impacted due to the higher cost of operating our plant.

Realized and unrealized gains related to our corn derivative instruments totaled approximately $1,643,000 for the three months ended April 30, 2014, which decreased our cost of goods sold. By comparison, we experienced losses of $249,000 for the three months ended April 30, 2013 related to our corn derivative instruments, which increased our cost of goods sold. We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn in cost of goods sold as the changes occur.  As corn prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance. We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.

Natural Gas

For the three month period ended April 30, 2014, we experienced an increase of approximately 381.1% in our overall natural gas costs compared to the same period of 2013. This increase was primarily the result of the HLBE acquisition (approximately $4.3 million increase); although we also experienced a 133.9% increase in natural gas costs at our Granite

Falls plant for the quarter ended April 30, 2014 compared to the same period for the prior year as a result of the increase in natural gas prices. Natural gas prices increased significantly during the quarter then backed off slightly towards the end of the quarter. Management anticipates that natural gas prices will hold steady or slowly decline as we move into summer months. However, if the natural gas industry experiences production problems, supply disruptions from hurricane activity, or if there are large increases in natural gas demand that limits the amount of gas that can be injected into storage ahead of winter demand, we may experience significant increases in natural gas prices.

Operating Expenses

Our operating expenses as a percentage of revenues increased to 1.7% for the three month period ended April 30, 2014 up from 1.2% for the same period ended April 30, 2013. Operating expenses include salaries and benefits of administrative employees, insurance, taxes, professional fees and other general administrative costs. We continue to focus on increasing our operating efficiency and we strive to lower our operating expenses. We expect that going forward our operating expenses will remain relatively steady.

Operating Income

We had income from operations of $16.8 million for the three months ended April 30, 2014, compared to income from operations of $3.0 million for the three months ended April 30, 2013. This increase in our operating income is primarily due to the increase in the amount of ethanol sold due the HLBE acquisition and more favorable operating margins.

Other Expense, Net

Our other expense, net for the three months ended April 30, 2014 was approximately $73,000, compared to an expense of approximately $15,000 for the three months ended April 30, 2013. This change is primarily a result of increased interest expense during the quarter ended April 30, 2014 as compared to the same period the prior year, attributable to HLBE borrowings on its AgStar credit facilities.

Results of Operations for the Six Months Ended April 30, 2014 and 2013

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our unaudited consolidated statement of operations for the six months ended April 30, 2014 and 2013:

	Six Months Ended		Six Months Ended
	April 30, 2014		April 30, 2013
Income Statement Data	Amount	%	Amount	%
Revenue	$158,787,837	100.0%	$95,137,724	100.0%
Cost of Goods Sold	126,155,119	79.4%	90,675,608	95.3%
Gross Profit	32,632,718	20.6%	4,462,116	4.7%
Operating Expenses	2,675,376	1.7%	1,145,660	1.2%
Operating Income	29,957,342	18.9%	3,316,456	3.5%
Other Expense, net	(293,135)	(0.2)%	(63,086)	(0.1)%
Net Income	29,664,207	18.7%	3,253,370	3.4%
Net Income Attributable to Noncontrolling Interest	4,859,850	3.1%	—	—%
Net Income Attributable to Granite Falls Energy, LLC	$24,804,357	15.6%	$3,253,370	3.4%

Revenues

The following table shows the sources of our revenue for the six months ended April 30, 2014:

Revenue Sources	Amount	Percentage of Total Revenues

Ethanol sales	$124,707,363	78.5%
Distillers grains sales	218,812,230	137.8%
Corn oil sales	3,425,148	2.2%
Miscellaneous other	(188,156,904)	(118.5)%
Total Revenues	$158,787,837	100.0%
The following table shows the sources of our revenue for the six months ended April 30, 2013:

Revenue Sources	Amount	Percentage of Total Revenues

Ethanol sales	$72,495,495	76.2%
Distillers grains sales	20,251,604	21.3%
Corn oil sales	2,390,625	2.5%
Total Revenues	$95,137,724	100.0%

Our total revenues were higher for the six months ended April 30, 2014 compared to the same period of 2013. With respect to ethanol, we sold approximately 92.0% more gallons of ethanol during the six months ended April 30, 2014 than we did in the same period of 2013 due primarily to the increase in the gallons of ethanol sold as a result of the HLBE acquisition. However, the average price we received for our ethanol was approximately 10.4% lower for the six months ended April 30, 2014 compared to the same period of 2013.

Total sales of distillers grains during the six months ended April 30, 2014 were up approximately 8.0% compared to the same period of 2013. This increase is primarily due to a 36.4% increase in the tons sold for the six months ended April 30, 2014 compared to the same period of 2013, which was offset by a 20.8% decline in the average price we received for our distillers grains from period to period.

We sold approximately 64.6% more pounds of corn oil during the first six months ended April 30, 2014 compared to the same period of 2013. However, offsetting our increase in corn oil sales due the HLBE acquisition, our average price per pound of corn oil decreased by approximately 12.9% for the six months ended April 30, 2014 compared to the same period of 2013.

Cost of Goods Sold

Our costs of goods sold were higher for the six months ended April 30, 2014 compared to the same period of 2013. However, our costs of good sold as a percentage of our revenues decreased for the six months ended April 30, 2014 compared to the same period of 2013. Our average cost per bushel of corn was approximately 7.6% higher during the six months ended April 30, 2014 compared to the same period of 2013. Additionally, we ground approximately 4.3% more corn during the six months ended April 30, 2014 compared to the same period of 2013 due to our increased production.

Our natural gas costs increased during the six months ended April 30, 2014 compared to the same period of 2013. Our total cost of natural gas was approximately 15.8% higher during the six months ended April 30, 2014 compared to the same period of 2013. This increase was primarily the result increase in MMBTUs used due to the HLBE acquisition and a significant increase in natural gas prices for the quarter ended April 30, 2014 compared to the same period for the prior year.

We experienced an approximate $1,603,000 combined realized and unrealized gain for the six months ended April 30, 2014 related to our corn derivative instruments, which decreased our cost of goods sold. By comparison, we experienced an approximately $27,000 combined realized and unrealized gain for the six months ended April 30, 2013 related to our corn derivative instruments, which decreased our cost of goods sold. We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn in cost of goods sold as the changes occur.  As corn prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance.

Operating Expenses

Our total operating expenses and our operating expenses as a percentage of revenues increased in the six months ended April 30, 2014 when compared to the same period ended April 30, 2013. The increase in our operating expenses for the six months ended April 30, 2014 as compared to the same period of 2013 is due primarily to our acquisition of HLBE.

Other Income (Expense), Net

We had other expense, net for the six months ended April 30, 2014 of approximately $293,000 compared to other expense, net of approximately $63,000 for the six months ended April 30, 2013. This change resulted primarily from increased interest expense during the six months ended April 30, 2014 as compared to the same period the prior year, attributable to HLBE borrowings on its AgStar credit facilities, which was partially offset by increased miscellaneous income.

Changes in Financial Condition for the Six Months Ended April 30, 2014

The following table highlights our financial condition at April 30, 2014 and October 31, 2013:

	April 30, 2014	October 31, 2013
Current Assets	$38,222,126	$21,469,978
Total Assets	$126,705,606	$112,673,222
Current Liabilities	$15,126,786	$11,323,264
Long-Term Debt	$18,970,883	$32,981,955
Members' Equity Attributable to Granite Falls Energy, LLC	$79,182,623	$59,887,346
Non-controlling Interest	$13,425,314	$8,480,657

Our total current assets were approximately $38.2 million at April 30, 2014 compared to approximately $21.5 million at October 31, 2013. We experienced an increase in cash on hand of $14.0 million and trade accounts receivable of approximately $6.0 million at April 30, 2014 as compared to October 31, 2013, which was partially offset by a decrease of approximately $3.4 million in the value of our inventory at April 30, 2014 compared to October 31, 2013 due to having more corn and ethanol on hand at October 31, 2013. We also experienced an increase in commodity derivative instruments of approximately $0.4 million at April 30, 2014 as compared to October 31, 2013.

Total current liabilities totaled approximately $15.1 million at April 30, 2014, a increase of approximately $3.8 million from October 31, 2013. This increase was mainly due to an increase in the current portion of our long-term debt and our accounts payable of approximately $4.1 million and $2.1 million, respectively, at April 30, 2014 as compared to October 31, 2013. This increase in the current portion of our long-term debt and our accounts payable for corn was partially offset by an decrease in corn payable to FCE of approximately $2.6 million at April 30, 2014 as compared to October 31, 2013. The increase in current portion of our long-term debt was a result of the reclassification of HLBE's subordinated convertible debt as part of our current liabilities due to HLBE's intent at April 30, 2014 to exercise the right to call for redemption of the subordinated convertible debt effective July 1, 2014. The increase in our accounts payable is due to to the quantity and amounts of corn payable in both GFE and HLBE, and the termination of the HLBE corn supply agreement with Gavilon, its former procurement contractor. Since terminating the corn supply agreement, HLBE is buying their own corn and longer netting corn purchases with sales of ethanol and distillers grain.

Our long-term debt decreased approximately $14,011,000 from October 31, 2013 to April 30, 2014. The decrease is due to our paying the balance of our Capital One Shuttlewagon Railcar Mover note, payments on HLBE’s debt facilities and the reclassification of HLBE's subordinated convertible debt to a current liability as discussed above.

Members’ equity attributable to Granite Falls Energy, LLC totaled approximately $79.2 million at April 30, 2014, which is more than our members’ equity attributable to Granite Falls Energy, LLC as of October 31, 2013 which totaled approximately $59.9 million. The increase was directly related to the net income attributable to Granite Falls Energy, LLC of approximately $24.8 million for the six months ended April 30, 2014. The net income was offset by the declaration and payment of $5,509,080 in distributions to members during the quarter ended January 31, 2014.

Noncontrolling interest totaled approximately $13.4 million at April 30, 2014 compared to approximately $8.5 million at October 31, 2013.  This is directly related to recognition of the 39.2% noncontrolling interest in HLBE at April 30, 2014 and net income attributable to the noncontrolling interest during the six months ended April 30, 2014.

LIQUIDITY AND CAPITAL RESOURCES

The following table shows our cash flows for the six months ended April 30, 2014 and 2013:

	2014	2013
Net cash provided by operating activities	31,251,594	6,611,899
Net cash used in investing activities	(1,865,284)	(1,192,878)
Net cash used in financing activities	(15,431,628)	(4,718,846)

Operating Cash Flows. Cash provided by operating activities was approximately $31.3 million for the six months ended April 30, 2014, as compared to cash provided by operations of approximately $6.6 million for the six months ended April 30, 2013. The increase was primarily related to our net income of $29.7 million for the six months ended April 30, 2014. Currently, our capital needs are being adequately met through cash flows from our operating activities and our currently available credit facilities.

Investing Cash Flows. Cash used in investing activities was approximately $1.9 million for the six months ended April 30, 2014, compared to cash used in investing activities of approximately $1.2 million for the six months ended April 30, 2013. Our payments for capital expenditures during the six months ended April 30, 2014 totaled approximately $1.9 million, compared to payments of approximately $1.7 million for the six months ended April 30, 2013. Additionally, during the six months ended April 30, 2013 we received proceeds from the sale of land of approximately $540,000, as compared to proceeds of approximately $22,000 from the sales of equipment the six months ended April 30, 2014, when we did not sell any land.

Financing Cash Flows. Cash used in financing activities was approximately $15.4 million for the six months ended April 30, 2014, consisting primarily of payments made on our credit facilities and a distribution to our members. For the six months ended April 30, 2013, our cash used in financing activities was approximately $4.7 million, which consisted primarily of payments made on our credit facilities.

Indebtedness

Granite Falls Energy

In August 2012, we entered into two new credit facilities, one short-term and one long-term, with United FCS. CoBank serves as administrative agent for these new credit facilities.

The Company's credit facilities with United FCS require the Company to comply with certain financial covenants, including (i) maintaining working capital of at least $10,000,000, (ii) maintaining local net worth, defined as total assets, minus total liabilities, minus investments by the Company in other entities, of at least $45,000,000, and (iii) achieving a debt service coverage ratio of at least 2.0 to 1.0. Our debt service coverage ratio is calculated as follows: (1) net income, plus depreciation and amortization, minus extraordinary gains (plus extraordinary losses), minus gain on asset sales (plus loss on asset sales); (2) divided by $2,000,000. As of April 30, 2014 and October 31, 2013, we were in compliance with these financial covenants and expect to be in compliance throughout fiscal 2014.

Our credit facilities with United FCS are secured by substantially all our assets. There are no savings account balance collateral requirements as part of this credit facility.

GFE Short-Term Debt Sources

The Company's short-term credit facility with United FCS is a revolving line of credit. This facility allows us to borrow, repay, and re-borrow up to $5,600,000 subject to outstanding letters of credit and a borrowing base calculation. Final payment of amounts borrowed under this credit facility is due August 1, 2014. The interest rate for the Company's short-term credit facility is based on the bank's "One Month LIBOR Index Rate" plus 2.8%. The short-term credit facility is available through March 31, 2017. As of April 30, 2014, there was no outstanding balance on the short-term credit facility.

We expect to utilize this credit facility to finance inventory and receivables as needed.

GFE Long-Term Debt Sources

The Company's long-term credit facility with United FCS is a revolving term loan. Under this facility, we may borrow, repay, and re-borrow up to $18,000,000. However, the amount available for borrowing under this facility reduces by $2,000,000 every six months, beginning September 1, 2014, with final payment due March 1, 2018. Interest on amounts borrowed is payable monthly in arrears. The interest rates for this facility is based on the bank's "One Month LIBOR Index Rate" plus 3.05%. The facility is available through March 31, 2018. As of April 30, 2014, there was no outstanding balance on the revolving term loan.

We have used this credit facility to fund our rail infrastructure improvement project and to meet working capital needs.

Other GFE Credit Arrangements

In December 2011, the Company purchased a Shuttlewagon Railcar Mover for use at its facility. The Company financed the entire purchase price through Capital One Equipment Leasing and Finance. In January 2014, the Company paid the loan balance in full.

Heron Lake BioEnergy

Credit Arrangements with AgStar

HLBE entered into an amended and restated master loan agreement with AgStar Financial Services, PCA ("AgStar") under which it has two forms of debt as of April 30, 2014: a term note and a revolving term note. HLBE's total indebtedness to AgStar as of April 30, 2014 was approximately $21.3 million (which includes a fair value premium of approximately $1.8 million), consisting of approximately $15.7 million under the term note and $0 under the revolving term note.

HLBE's loan agreements with AgStar are secured by substantially all business assets and are subject to various financial and non-financial covenants that limit distributions and debt and require minimum debt service coverage, net worth, and working capital requirements. HLBE was in compliance with the covenants of its loan agreements with AgStar as of April 30, 2014.

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

AgStar Term Note

With respect to the term loan, HLBE must make equal monthly payments of principal and interest of approximately $223,000 on the term loan based on a 10-year amortization, provided the entire principal balance and accrued and unpaid interest on the term loan is due and payable in full on the maturity date of September 1, 2016. In addition, HLBE is required to make additional payments annually on debt for up to 25% of the excess cash flow, as defined by the agreement, up to $2 million per year. Through September 1, 2014, the loan bears interest at 5.25% as long as HLBE is in compliance with its debt covenants. On September 1, 2014, the interest on the term loan will be adjusted to LIBOR plus 3.50%, but the total interest rate shall not be less than 5.00%.

AgStar Revolving Term Note

With respect to the revolving term loan, the loan matures in September 2016. Amounts borrowed by HLBE under the term revolving loan can be repaid and may be re-borrowed at any time prior to maturity date of the term revolving loan, provided that outstanding advances may not exceed the amount of the term revolving loan commitment. Amounts outstanding on the term revolving loan bear interest at a variable rate equal to the greater of a LIBOR rate plus 3.50% or 5.00%, payable monthly. At October 31, 2013, the revolving term loan carried an interest rate of 5.00%. HLBE also pays an unused commitment fee on the unused portion of the term revolving term loan commitment at the rate of 0.35% per annum, payable in arrears in quarterly installments during the term of the revolving term loan. At April 30, 2014, HLBE did not have a balance outstanding under the revolving term loan and had an additional $18.5 million available. The amount available under the revolving term loan is reduced by $2 million at October 31 each year until September 2016, when the unpaid balance is due.

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

On May 2, 2014, HLBE issued a notice to U.S. Bank that HLBE intended to redeem all of the outstanding Notes on July 1, 2014, pursuant to HLBE's "optional redemption" right in the indenture governing the Notes. A notice of the redemption was mailed to Note holders by the trustee on May 23, 2014. The outstanding principal balance of approximately $4.1 million, will be redeemed at a redemption price equal to 100% of the aggregate principal amount plus accrued and unpaid interest to, but excluding, the redemption date. HLBE's obligation to pay the redemption price on the redemption date is subject to the right of the holders of the Notes to elect to convert the principal amount of their notes into Class A units of HLBE at a conversion rate of $0.30 per unit. To the extent holders of the Notes do not elect to convert their Notes, HLBE expects to use a combination of cash and borrowings under its credit facilities to fund the redemption price. If all of the holders of the Notes called for redemption elect to convert their Notes, HLBE will issue an additional 13,810,000 units in connection with the conversion of the Notes. As of June 16, 2014, approximately $2.7 million of the Notes had been submitted for conversion into 8,882,500 capital units of HLBE.

As of June 16, 2014, we own approximately 60.8% of our outstanding membership units of HLBE and are entitled to appoint five (5) of the nine (9) governors to HLBE's board of governors under its member control agreement. Following the redemption of the Notes, assuming all Note holders elect to convert there notes, our ownership interest in HLBE will be diluted to 50.1%. Notwithstanding this dilution, we will retain our governor appointment rights as we will continue to own a majority of HLBE.

Other HLBE Credit Arrangements

In addition to HLBE's primary credit arrangement with AgStar and our subordinated convertible debt, HLBE has other material credit arrangements and debt obligations.

In October 2003, HLBE entered into an industrial water supply development and distribution agreement with the City of Heron Lake, Jackson County, and Minnesota Soybean Processors. In consideration of this agreement, HLBE and Minnesota Soybean Processors are allocated equally the debt service on $735,000 in water revenue bonds that were issued by the City to support this project that mature in February 2019. The parties have agreed that prior to the scheduled expiration of the agreement, they will negotiate in good faith to replace the agreement with a further agreement regarding the wells and related facilities. In May 2006, HLBE entered into an industrial water supply treatment agreement with the City of Heron Lake and Jackson County. Under this agreement, HLBE pays monthly installments over 24 months starting January 1, 2007 equal to one years' debt service on approximately $3.6 million in water revenue bonds, which will be returned to HLBE if any funds remain after final payment in full on the bonds and assuming HLBE complies with all payment obligations under the agreement. As of April 30, 2014, there was a total of $2.6 million in outstanding water revenue bonds. HLBE classifies its obligations under these bonds as assessments payable. The interest rates on the bonds range from 0.50% to 8.73%.

To fund the purchase of the distribution system and substation for the plant, HLBE entered into a loan agreement with Federated Rural Electric Association pursuant to which HLBE borrowed $600,000 by a secured promissory note. Under the note HLBE is required to make monthly payments to Federated Rural Electric Association of $6,250 consisting of principal and an annual fee of 1% beginning on October 10, 2009. In exchange for this loan, Federated Rural Electric Association was granted a security interest in the distribution system and substation for the plant. The balance of this loan at April 30, 2014 was approximately$256,000.

HLBE has a note payable in connection with the construction of its pipeline assets. This loan was initially due in December 2011, but was converted in February 2012 to a term loan with a three-year repayment period. In November 2013, the note payable was refinanced with the lending institution with additional borrowings of approximately $759,000 being made. The balance of this loan at April 30, 2014 was approximately $1.6 million. Interest on the loan is at 5.29%. The note is secured by the assets of Agrinatural Gas, LLC.

HLBE financed its corn oil separation equipment from the equipment vendor. HLBE pays approximately $40,000 per month on this debt, conditioned upon revenue generated from the corn oil separation equipment. The monthly payment includes implicit interest of 5.57% until maturity in May 2015. The note is secured by the corn oil separation equipment. The balances of this loan at April 30, 2014 was approximately $378,000.

HLBE also has a note payable to the minority owner of Agrinatural Gas, LLC in the amount of $300,000 at April 30, 2014. Interest on the note is 5.43% and the note has a maturity date in October 2014.

Critical Accounting Policies and Estimates

Management uses estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. We believe that of our significant accounting policies summarized in Note 1 to our condensed consolidated financial statements included with this Form 10-Q. At April 30, 2014, our critical accounting estimates continue to include those described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2013. Management has not changed the method of calculating and using estimates and assumptions in preparing our condensed consolidated financial statements in accordance with generally accepted accounting principles in the United States of America.

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

A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the fair value of our corn and natural gas prices and average ethanol price as of April 30, 2014, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for both the Granite Falls, Minnesota and Heron Lake, Minnesota production plants for a one year period from April 30, 2014. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of January 31, 2014	Approximate Adverse Change to Income
Natural Gas	3,000,000	MMBTU	10%	$1,650,000
Ethanol	110,800,000	Gallons	10%	$24,951,000
Corn	38,150,000	Bushels	10%	$18,132,000

Participation in Captive Reinsurance Company

We participate in a captive reinsurance company ("Captive"). The Captive reinsures losses related to workman's compensation, commercial property and general liability. Premiums are accrued by a charge to income for the period to which the premium relates and is remitted by our insurer to the captive reinsurer. The Captive reinsures losses in excess of a predetermined amount. The Captive insurer has estimated and collected a premium amount in excess of expected losses but less than the aggregate loss limits reinsured by the Captive. We have contributed limited capital surplus to the Captive that is available to fund losses should the actual losses sustained exceed premium funding. So long as the Captive is fully-funded through premiums and capital contributions to the aggregate loss limits reinsured, and the fronting insurers are financially strong, we cannot be assessed over the amount of our current contributions.

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

Our management, including our Chief Executive Officer and General Manager (the principal executive officer), Steve Christensen, along with our Chief Financial Officer (the principal financial officer), Stacie Schuler, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2014. Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Our management, including our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred during the quarter ended April 30, 2014 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time in the ordinary course of business, Granite Falls Energy, LLC and Heron Lake BioEnergy, LLC may be named as a defendant in legal proceedings related to various issues, including workers' compensation claims, tort claims, or contractual disputes. We are not currently involved in any material legal proceedings.

Item 1A. Risk Factors

The risk factors below should be read in conjunction with the risk factors disclosed in Item 1A of our Form 10-K for the fiscal year ended October 31, 2013. Additional risks and uncertainties, including risks and uncertainties not presently known to us, or that we currently deem immaterial, could also have an adverse effect on our business, financial condition and/or results of operations.

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
101
The following financial information from Granite Falls Ethanol, LLC's Quarterly Report on Form 10-Q for the quarter ended April 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets, (ii) Condensed Statements of Operations, (iii) Statements of Cash Flows, and (iv) the Notes to Condensed Financial Statements.**

* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANITE FALLS ENERGY, LLC

Date:	June 16, 2014	/s/ Steve Christensen
Steve Christensen
Chief Executive Officer

Date:	June 16, 2014	/s/ Stacie Schuler
Stacie Schuler
Chief Financial Officer