Form 10-Q/A
period 2014-04-30
Granite Falls Energy, LLC
filed 2014-06-23
CIK 1181749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

Explanatory Note to Amendment No. 1

This Amendment No. 1 (“Amendment”) on Form 10-Q/A is being filed by Granite Falls Energy, LLC (the "Company") to amend the Company’s Quarterly Report on Form 10-Q for the three months April 30, 2014 (the "Original Form 10-Q"), as filed with the U.S. Securities and Exchange Commission on June 16, 2014.  This Amendment is being filed solely to correct inadvertent typographical errors as discussed below.

Subsequent to the filing of the Original Form 10-Q, the Company identified typographical errors on page 20 in the table setting forth the Company's revenue sources for the six months ended April 30, 2014 that was included in the Company’s disclosures under the heading “Results of Operations for the Six Months Ended April 30, 2014” set forth in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. In the Original 10-Q, this table incorrectly reported the Company’s amounts of revenue and percentages of total revenues for distillers grains sales and miscellaneous other for the six months ended April 30, 2014. Specifically, the table states that the Company’s revenues from the sales of distillers grains for the six months ended April 30, 2014 were $218,812,230 and constituted 137.8% of the Company’s total revenues for that same period. The table also incorrectly stated that for the six months ended April 30, 2014, the Company incurred losses from miscellaneous other of $188,156,904 which equaled 118.5% of total revenues.  In this Amendment, the table has been corrected to state that the Company’s revenues from the sales of distillers grains for the six months ended April 30, 2014 were $21,881,223, constituting 13.8% of the Company’s total revenues and that revenues from miscellaneous other for the six months ended April 30, 2014 were $8,774,103, constituting 5.5% of total revenues

Except as expressly noted herein, this Amendment does not amend any other information set forth in the Original Form 10-Q.  However, for the convenience of the reader, this Amendment includes the entirety of the Quarterly Report on Form 10-Q for the three and six months ended April 30, 2014. This Amendment does not reflect events after the filing of the Original Form 10-Q or modify or update those disclosures affected by subsequent events. Therefore, you should read this Amendment together with the other reports of the Registrants that update and supersede the information contained in this Amendment.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, this Amendment also includes currently dated certifications from the Registrants’ Chief Executive Officer and Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.

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

Results of Operations for the Six Months Ended April 30, 2014 and 2013

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our unaudited consolidated statement of operations for the six months ended April 30, 2014 and 2013:

	Six Months Ended		Six Months Ended
	April 30, 2014		April 30, 2013
Income Statement Data	Amount	%	Amount	%
Revenue	$158,787,837	100.0%	$95,137,724	100.0%
Cost of Goods Sold	126,155,119	79.4%	90,675,608	95.3%
Gross Profit	32,632,718	20.6%	4,462,116	4.7%
Operating Expenses	2,675,376	1.7%	1,145,660	1.2%
Operating Income	29,957,342	18.9%	3,316,456	3.5%
Other Expense, net	(293,135)	(0.2)%	(63,086)	(0.1)%
Net Income	29,664,207	18.7%	3,253,370	3.4%
Net Income Attributable to Noncontrolling Interest	4,859,850	3.1%	—	—%
Net Income Attributable to Granite Falls Energy, LLC	$24,804,357	15.6%	$3,253,370	3.4%

Revenues

The following table shows the sources of our revenue for the six months ended April 30, 2014:

Revenue Sources	Amount	Percentage of Total Revenues

Ethanol sales	$124,707,363	78.5%
Distillers grains sales	21,881,223	13.8%
Corn oil sales	3,425,148	2.2%
Miscellaneous other	8,774,103	5.5%
Total Revenues	$158,787,837	100.0%
The following table shows the sources of our revenue for the six months ended April 30, 2013:

Revenue Sources	Amount	Percentage of Total Revenues

Ethanol sales	$72,495,495	76.2%
Distillers grains sales	20,251,604	21.3%
Corn oil sales	2,390,625	2.5%
Total Revenues	$95,137,724	100.0%

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits.

(a)	The following exhibits are included in this report.

Exhibit No.	Exhibit
31.1	Certification of Chief Executive Officer pursuant to 17 CFR 240.13a-14(a)*
31.2	Certification of Chief Financial Officer pursuant to 17 CFR 240.13a-14(a)*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350**
101
The following financial information from Granite Falls Ethanol, LLC's Quarterly Report on Form 10-Q for the quarter ended April 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets, (ii) Condensed Statements of Operations, (iii) Statements of Cash Flows, and (iv) the Notes to Condensed Financial Statements.***

* Filed herewith.
** Previously furnished with the Company's Form 10-Q filed with the Commission on June 16, 2014 (File No. 000-51277).
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANITE FALLS ENERGY, LLC

Date:	June 23, 2014	/s/ Steve Christensen
Steve Christensen
Chief Executive Officer

Date:	June 23, 2014	/s/ Stacie Schuler
Stacie Schuler
Chief Financial Officer