Form 10-Q
period 2014-07-31
Granite Falls Energy, LLC
filed 2014-09-16
CIK 1181749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended July 31, 2014

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
☐ Yes     ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of September 15, 2014 there were 30,606 membership units outstanding.

PART I    FINANCIAL INFORMATION

Item 1. Financial Statements

GRANITE FALLS ENERGY, LLC
Condensed Consolidated Balance Sheets

ASSETS	July 31, 2014	October 31, 2013
	(Unaudited)
Current Assets
Cash	$17,656,511	$1,158,774
Restricted cash	1,419,983	393,750
Accounts receivable	13,030,398	6,450,694
Inventory	11,214,199	12,370,277
Prepaid expenses and other current assets	512,183	1,096,483
Total current assets	43,833,274	21,469,978

Property, Plant and Equipment
Land and improvements	12,307,063	12,307,063
Railroad improvements	8,005,523	8,005,523
Process equipment and tanks	113,438,020	110,440,407
Administration building	1,015,361	1,015,361
Office equipment	265,792	265,792
Rolling stock	1,821,069	1,691,857
Construction in progress	3,022,290	2,067,213
	139,875,118	135,793,216
Less accumulated depreciation	53,807,789	46,984,361
Net property, plant and equipment	86,067,329	88,808,855

Goodwill	1,372,473	1,372,473

Other Assets	886,157	1,021,916

Total Assets	$132,159,233	$112,673,222

Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC
Condensed Consolidated Balance Sheets

LIABILITIES AND EQUITY	July 31, 2014	October 31, 2013
	(Unaudited)
Current Liabilities
Current portion of long-term debt	$955,752	$3,490,808
Accounts payable	6,180,750	3,058,633
Corn payable to FCE	1,163,455	4,001,852
Commodity derivative instruments	741,087	75,113
Accrued liabilities	769,188	696,858
Total current liabilities	9,810,232	11,323,264

Long-Term Debt, less current portion	9,772,607	32,981,955

Commitments and Contingencies

Members' Equity
Members' equity attributable to Granite Falls Energy, LLC consists of 30,606 units authorized, issued and outstanding	91,651,604	59,887,346
Noncontrolling interest	20,924,790	8,480,657
Total Members' Equity	112,576,394	68,368,003
Total Liabilities and Members' Equity	$132,159,233	$112,673,222

Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC
Condensed Consolidated Statements of Operations

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	July 31, 2014	July 31, 2013	July 31, 2014	July 31, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$78,383,846	$48,884,076	$237,171,684	$144,021,800

Cost of Goods Sold	62,339,972	46,173,897	188,495,101	136,849,505

Gross Profit	16,043,874	2,710,179	48,676,583	7,172,295

Operating Expenses	1,210,642	513,021	3,886,020	1,658,681

Operating Income	14,833,232	2,197,158	44,790,563	5,513,614

Other Income (Expense)
Other income, net	23,398	393	201,681	24,617
Interest income	258,923	395	259,849	491
Interest expense	(36,163)	(24,245)	(508,515)	(111,651)
Settlement of debt premium	953,086	—	953,086	—
Total other income (expense), net	1,199,244	(23,457)	906,101	(86,543)

Net Income	$16,032,476	$2,173,701	$45,696,664	$5,427,071

Net Income Attributable to Noncontrolling Interest	$3,014,430	$—	$8,423,326	$—

Net Income Attributable to Granite Falls Energy, LLC	$13,018,046	$2,173,701	$37,273,338	$5,427,071

Weighted Average Units Outstanding - Basic and Diluted	30,606	30,606	30,606	30,606

Amounts attributable to Granite Falls Energy, LLC:

Net Income Per Unit - Basic and Diluted	$425.34	$71.02	$1,217.84	$177.32

Distributions Per Unit - Basic and Diluted	$—	$—	$180.00	$—

Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC
Condensed Consolidated Statements of Cash Flows

	Nine Months Ended	Nine Months Ended
	July 31, 2014	July 31, 2013
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net income	$45,696,664	$5,427,071
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	5,888,832	3,470,137
Change in fair value of derivative instruments	(53,453)	(369,902)
Gain on sale of equipment and other	(25,953)	—
Settlement of debt premium	(953,086)	—
Changes in operating assets and liabilities:
Restricted cash	(1,026,233)	82,000
Derivative Instruments	719,427	323,651
Accounts receivable	(6,579,704)	587,158
Inventory	1,156,078	4,168,411
Prepaid expenses and other current assets	584,300	(4,975)
Accounts payable	283,720	(3,906,302)
Accrued liabilities	157,137	40,725
Net Cash Provided by Operating Activities	45,847,729	9,817,974

Cash Flows from Investing Activities
Proceeds from sale or disposal of assets	22,285	—
Payments for capital expenditures	(4,078,234)	(1,804,883)
Proceeds from sale of land	—	540,000
Payments for acquisition of Project Viking, net of cash acquired	—	(6,977,236)
Net Cash Used in Investing Activities	(4,055,949)	(8,242,119)

Cash Flows from Financing Activities
Payments on long-term debt	(19,577,963)	(601,605)
Payments on subsidiary subordinated convertible notes	(207,000)	—
Member distributions paid	(5,509,080)	—
Net Cash Used in Financing Activities	(25,294,043)	(601,605)

Net Increase in Cash	16,497,737	974,250

Cash - Beginning of Period	1,158,774	685,828

Cash - End of Period	$17,656,511	$1,660,078

Supplemental Cash Flow Information
Cash paid during the period for:
Interest expense	$1,246,746	$2,278,059

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Cancellation of accrued distribution to noncontrolling interest	$84,807	$—
Conversion of subsidiary subordinated convertible notes to subsidiary Class A units	$3,936,000	$—

Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES
Notes to UNAUDITED Condensed Consolidated Financial Statements
July 31, 2014

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying financial statements consolidate the operating results and financial position of Granite Falls Energy, LLC (“GFE” or the “Company”), and its wholly owned subsidiary, Project Viking, L.L.C. ("Project Viking") which owns 50.6% of Heron Lake BioEnergy, LLC (“HLBE”) as of July 31, 2014. The remaining 49.4% ownership of HLBE is included in the consolidated financial statements as a non-controlling interest. HLBE, through its wholly owned subsidiary, HLBE Pipeline Company, LLC, owns 73% of Agrinatural Gas, LLC ("Agrinatural"). Given HLBE's control over the operations of Agrinatural and its majority voting interest, HLBE consolidates the financial statements of Agrinatural with its consolidated financial statements, with the equity and earnings attributed to the remaining 27% noncontrolling interest. All intercompany balances and transactions are eliminated in consolidation. The acquisition of Project Viking occurred on July 31, 2013.

The accompanying condensed consolidated balance sheet as of October 31, 2013 is derived from audited consolidated financial statements. The unaudited interim condensed consolidated financial statements of the Company reflect all adjustments consisting only of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of financial position and results of operations and cash flows. The results for the three and nine month periods ended July 31, 2014 are not necessarily indicative of the results that may be expected for a full fiscal year. Certain information and note disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) are condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), although the Company believes that the disclosures made are adequate to make the information not misleading. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in its annual report for the year ended October 31, 2013 filed on Form 10-K with the SEC.

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

HLBE is a Minnesota limited liability company currently producing fuel-grade ethanol, distillers grains, and crude corn oil near Heron Lake, Minnesota and sells these products, pursuant to marketing agreements, throughout the continental United States. HLBE's plant has an approximate annual production capacity of 50 million gallons, but is currently permitted to produce up to 59.2 million gallons. Additionally, HLBE, through a majority owned subsidiary, operates a natural gas pipeline that provides natural gas to HLBE's ethanol production facility.

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
July 31, 2014

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

Business Combinations

The Company allocates the total purchase price of a business combination to the assets acquired and the liabilities assumed based on their estimated fair values at the acquisition date, with the excess purchase price recorded as goodwill. The Company used current market data to assist them in determining the fair value of the assets acquired and liabilities assumed, including goodwill, based on recognized business valuation methodology. Subsequent to the acquisition but not to exceed one year from the acquisition date, the Company will record any material adjustments retrospectively to the initial estimate based on new information obtained about facts and circumstances that existed as of the acquisition date. The Company expenses any acquisition-related costs as incurred in connection with business combinations. An income, market or cost valuation approach may be utilized to estimate the fair value of the assets acquired or liabilities assumed in a business combination. The income valuation approach represents the present value of future cash flows over the life of the asset using (i) discrete financial forecasts, which rely on management's estimates of revenue and operating expenses, (ii) long-term growth rates, and (iii) an appropriate discount rate. The market valuation approach uses prices paid for a reasonably similar asset by other purchasers in the market, with adjustments relating to any differences between the assets. The cost valuation approach is based on the replacement cost of a comparable asset at prices at the time of the acquisition reduced for depreciation of the asset.

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES
Notes to UNAUDITED Condensed Consolidated Financial Statements
July 31, 2014

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

3. INVENTORY

Inventories consist of the following:

	July 31, 2014
	(Unaudited)	October 31, 2013
Raw materials	$3,497,925	$4,652,465
Spare parts	2,223,459	1,636,466
Work in process	1,358,852	1,643,574
Finished goods	4,133,963	4,437,772
Totals	$11,214,199	$12,370,277

The Company performs a lower of cost or market analysis on inventory to determine if the market values of certain inventories are less than their carrying value, which is attributable primarily to decreases in market prices of corn and ethanol. Based on the lower of cost or market analysis, the Company did not record a lower of cost or market adjustment on inventories for the three or nine month periods ended July 31, 2014 or 2013.

4. DERIVATIVE INSTRUMENTS

As of July 31, 2014, the total notional amount of the Company's outstanding corn derivative instruments was approximately 5,450,000 bushels that were entered into to hedge forecasted corn purchases through May 2015. There may be offsetting positions that are not shown on a net basis that could lower the notional amount of positions outstanding as disclosed above.

The following tables provide details regarding the Company's derivative instruments at July 31, 2014, none of which were designated as hedging instruments:

	Balance Sheet location	Assets	Liabilities
Corn contracts - GFE	Commodity derivative instruments	$—	$655,600
Corn contracts - HLBE	Commodity derivative instruments	—	85,487
Totals		$—	$741,087

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
July 31, 2014

The following tables provide details regarding the Company's derivative instruments at October 31, 2013, none of which are designated as hedging instruments:

	Balance Sheet location	Assets	Liabilities
Corn contracts - GFE	Commodity derivative instruments	$—	$75,113
Totals		$—	$75,113

The following tables provide details regarding the gains and (losses) from Company's derivative instruments in statements of operations, none of which are designated as hedging instruments:

	Statement of Operations location	Three Months Ended July 31,
		2014	2013

Corn contracts	Cost of Goods Sold	$(1,549,100)	$343,320

Total Gain (Loss)		$(1,549,100)	$343,320

	Statement of Operations location	Nine Months Ended July 31,
		2014	2013

Corn contracts	Cost of Goods Sold	$53,453	$369,902

Total Gain		$53,453	$369,902

5. FAIR VALUE

The following table provides information on those derivative liabilities measured at fair value on a recurring basis at July 31, 2014:

		Fair Value Measurement Using
Financial Liabilities:	Carrying Amount in Balance Sheet	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity Derivative Instruments	$741,087	$741,087	$—	$—

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES
Notes to UNAUDITED Condensed Consolidated Financial Statements
July 31, 2014

The following table provides information on those derivative liabilities measured at fair value on a recurring basis at October 31, 2013:

		Fair Value Measurement Using
Financial Liabilities:	Carrying Amount in Balance Sheet	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity Derivative Instruments	$75,113	$75,113	$—	$—

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

The interest rates for both facilities are based on the bank's "One Month LIBOR Index Rate," plus 2.8% and 3.05% on the seasonal and revolving term commitments, respectively. Both facilities are available through March 31, 2017 and March 31, 2018, respectively. The outstanding balance on the revolving term loan on July 31, 2014 and October 31, 2013 was $0 and $2,513,674, respectively, and the interest rate were 3.05% and 3.21%, respectively. GFE currently has no outstanding balance on the seasonal revolving operating loan facility.

The Company's credit facilities with United FCS require the Company to comply with certain financial covenants that require minimum debt service coverage and working capital requirements. As of July 31, 2014 and October 31, 2013, GFE was in compliance with these financial covenants and expects to be in compliance throughout fiscal 2014.

The credit facilities are secured by substantially all assets of the Company. There are no savings account balance collateral requirements as part of this credit facility.

At July 31, 2014, GFE also had letters of credit totaling $288,928 with the bank as part of a credit requirement of Northern Natural Gas. These letters of credit reduced the total amount available on the revolving operating facility to approximately $5,711,000.

Heron Lake BioEnergy:

Term Note Payable

HLBE had a term loan with AgStar in the amount of $17,400,000. HLBE was making equal monthly payments of principal and interest of approximately $223,000 on the term loan based on a 10-year amortization, provided the entire principal balance and accrued and unpaid interest on the term loan was due and payable in full on the maturity date of September 1, 2016.  On July 30, 2014, using funds from the new comprehensive credit facility that HLBE executed with AgStar, HLBE repaid the entire outstanding balance of their credit facilities under the Sixth Amended and Restated Master Loan Agreement dated May 17, 2013 with AgStar. For the three and nine month periods ended July 31, 2014, the Company had amortization of a debt premium associated with this credit facility of approximately $281,000 and $1,070,355, respectively and is included as a reduction of interest expense. As a result of the payoff of the entire term note payable, the Company recorded a gain of approximately $953,000 related to the settlement of a debt premium associated with the credit facility.

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES
Notes to UNAUDITED Condensed Consolidated Financial Statements
July 31, 2014

Revolving Term Note

HLBE also had a three-year term revolving loan commitment in the amount of $18,500,000, under which AgStar agreed to make periodic advances to HLBE up to this original amount until September 1, 2016.

On July 29, 2014, HLBE entered into a new master loan agreement and related loan documents (the “Credit Facility”) with AgStar. The Credit Facility provides HLBE with a new comprehensive revolving term loan commitment in the amount of $28 million (the “Revolving Term Loan”), under which AgStar agreed to make one or more advances to HLBE for use by HLBE to repay its debt currently outstanding with AgStar, provide loan financing to Agrinatural Gas, LLC, HLBE's subsidiary, and provide working capital to HLBE. Following the loan closing, HLBE had approximately $7.5 million outstanding on the Term Revolving Loan.

Amounts borrowed by HLBE under the Revolving Term Loan and repaid or prepaid may be re-borrowed at any time prior to the March 1, 2022 maturity date, provided that outstanding advances may not exceed the amount of the term revolving loan commitment. Amounts outstanding on the Revolving Term Loan bear interest at a variable rate equal to the greater of a LIBOR Index rate plus 3.25%, payable monthly. HLBE may elect to enter into a fixed interest rate on this loan at various times throughout the term of the loan as provided in the loan agreements. HLBE also pays an unused commitment fee on the unused portion of the Revolving Term Loan commitment at the rate of 0.50% per annum, payable in arrears in quarterly installments during the term of the term revolving loan. Under the terms of the new agreement, the Revolving Term Loan commitment is scheduled to decline by $3,500,000 annually, beginning on March 1, 2015 and each anniversary date thereafter. The Revolving Term Loan is subject to a prepayment fee prior to July 1, 2016 due to refinancing. The Credit Facility contains customary covenants. The loan is secured by substantially all HLBE assets including a subsidiary guarantee.

As part of the Credit Facility closing, HLBE entered into an Administrative Agency Agreement with CoBank, ACP (“CoBank”). CoBank purchased a participation interest in the AgStar loans and was appointed the administrative agent for the purpose of servicing the loans. As a result, CoBank will act as the agent for AgStar with respect to the Credit Facility.

Note Payable on Pipeline Assets (Agrinatural)

HLBE had a note payable to a lending institution for the construction of the pipeline assets of Agrinatural. The note was initially due in December 2011, however, was subsequently converted in February 2012 to a term loan with a three year repayment period. During November 2013, the note payable was refinanced with the lending institution with additional borrowings of approximately $759,000 being made. Amounts outstanding on the term loan were to bear interest at 5.29%, payable monthly, with a maturity in December 2016. The term loan was secured by substantially all assets of Agrinatural. The note was paid off in full in July 2014 using funds loaned to Agrinatural by HLBE.

Subordinated Convertible Debt

On May 17, 2013, HLBE's previous Board of Governors loaned HLBE approximately $1,400,000 as part of the subordinated convertible debt offering. An additional $3,700,000 was raised as part of a subordinated convertible debt offering during September 2013. The convertible secured debt was subordinated to the AgStar debt. The notes were to bear interest at 7.25% and were due on October 1, 2018. On October 1, 2014, or immediately prior to the sale of all or effectively all of HLBE assets, each note could be convertible into Class A stock at a rate of $0.30 per Class A unit. HLBE had reserved the right to issue Class B units upon conversion if the principal balance of the convertible debt exceeded the authorized Class A units at the conversion date. At the issuance, each debt holder had the option to convert to Class A units. As a result, holders elected to convert $934,500 in September 2013 for 3,115,000 Class A units.

On May 2, 2014, HLBE issued a notice that it intended to redeem all of the outstanding principal amount of the subordinated convertible debt on July 1, 2014. The announced redemption was pursuant to HLBE's "optional redemption" right in the indenture governing the notes. The outstanding principal balance of $4,143,000, would be redeemed at a redemption price equal to 100% of the aggregate principal amount plus accrued and unpaid interest to, but excluding, the redemption date. HLBE's obligation to pay the redemption price on the redemption date was subject to the right of the holders of the notes to elect to convert the principal amount of their Notes into capital units of HLBE at a conversion rate of $0.30 per unit.

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES
Notes to UNAUDITED Condensed Consolidated Financial Statements
July 31, 2014

As of the close of business on June 20, 2014, the last day to elect conversion, note holders holding an aggregate principal amount of $3,936,000 of notes elected to convert their notes into units of HLBE. On July 1, 2014, the Company issued 13,120,000 Class A units of HLBE to note holders electing conversion and redeemed the remaining $207,000 of the notes at par value. In addition, on the same day, HLBE paid accrued and unpaid interest through July 1, 2014 to all note holders, including those electing conversion, per the terms of the notes and the indenture.

Long-term debt consists of the following:

	July 31, 2014	October 31, 2013
Granite Falls Energy:	(unaudited)
Capital One Shuttlewagon Railcar Mover. This note was paid in full January 2014.	$—	$382,918
Revolving Term Loan - see terms above	—	2,513,674
Heron Lake BioEnergy:
Term note payable to lending institution - see terms above	—	18,317,800
Revolving term note payable to lending institution - see terms above	7,486,628	6,263,158
Assessments payable	2,440,743	2,604,678
Note payable to electrical company	237,500	293,750
Note payable on pipeline assets (Agrinatural)	—	1,013,132
Note payable to non-controlling interest member of Agrinatural.	300,000	300,000
Corn oil recovery system note payable	263,488	640,653
Subordinated Convertible Debt - see terms above.	—	4,143,000
Total debt	10,728,359	36,472,763
Less: Current Maturities	(955,752)	(3,490,808)
Total Long-Term Debt	$9,772,607	$32,981,955

7. LEASES

GFE leases equipment, primarily rail cars, under operating leases through 2018. Rent expense for these leases was approximately $558,000 and $500,500 for the three month periods ended July 31, 2014 and 2013, respectively. Rent expense for these leases was approximately $1,647,000 and $1,490,000 for the nine month periods ended July 31, 2014 and 2013, respectively.

HLBE leases equipment, primarily rail cars, under operating leases through 2017. Rent expense for these leases was approximately $503,000 and $1,327,000 for the three and nine month periods ended July 31, 2014, respectively.

8. MEMBERS' EQUITY

GFE has one class of membership units.   The units have no par value and have identical rights, obligations and privileges.  Income and losses are allocated to all members based upon their respective percentage of units held. As of July 31, 2014 and October 31, 2013, GFE had 30,606 membership units authorized, issued, and outstanding.

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
July 31, 2014

At October 31, 2013, GFE also had 550,000 bushels of stored corn totaling approximately $2,346,000 with FCE that is included in inventory. All of this corn was consumed in production during the three months ended January 31, 2014.

At July 31, 2014, GFE had no forward corn purchase commitments.

At July 31, 2014, HLBE had basis contracts for forward corn purchase commitments for approximately 2,898,000 bushels for deliveries through January 2015.

Ethanol Contracts

At July 31, 2014, GFE had forward contracts to sell approximately $12,710,000 of ethanol for various delivery periods from August 2014 through March 2015 which approximates 17% of its anticipated ethanol sales during that period.

At July 31, 2014, HLBE had forward contracts to sell approximately $12,812,000 of ethanol for various delivery periods from August 2014 through March 2015 which approximates 19% of its anticipated ethanol sales during that period.

Distillers Grain Contracts

At July 31, 2014, GFE had forward contracts to sell approximately $2,293,000 of distillers grain for deliveries in August 2014 through December 2014 which approximates 23% of its anticipated distillers grain sales during that period.

At July 31, 2014, HLBE had forward contracts to sell approximately $2,042,000 of distillers grains for delivery in August 2014 through July 2015 which approximates 15% of its anticipated distillers grain sales during that period.

Natural Gas

At July 31, 2014, HLBE has natural gas agreements with a minimum purchase commitment of approximately 1.6 million MMBTU per year until October 2014.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three and nine month periods ended July 31, 2014, compared to the same period of the prior fiscal year. This discussion should be read in conjunction with the condensed financial statements and notes and the information contained in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2013.

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

Our revenues primarily consist of sales of the ethanol and distillers grains we produce; however, we also realize revenue from the sale of corn oil we separate from our distillers syrup. Eco-Energy, LLC ("Eco") markets our ethanol and Renewable Products Marketing Group, LLC ("RPMG") markets our distillers grains and our corn oil produced at the GFE plant. We also independently market a small portion of our ethanol production as E-85 to local retailers.

Our costs of our goods sold consist primarily of costs relating to the corn and natural gas supplies necessary to produce ethanol and distillers grains for sale. Farmers Cooperative Elevator Company is the exclusive supplier of corn to the GFE ethanol plant.

In July 2013, we indirectly acquired a majority interest in Heron Lake BioEnergy, LLC ("Heron Lake" or "HLBE"), a Minnesota limited liability company, through our purchase of 100% of the membership units of Project Viking, L.L.C. ("Project Viking"). HLBE owns a 50 million gallon per year ethanol plant located in Heron Lake, Minnesota, but is currently permitted to produce up to 59.2 million gallons. As of September 15, 2014, we are the indirect owner of approximately 50.6% of HLBE's outstanding membership units, a decrease from our prior ownership percentage of 60.8% due to HLBE's issuance of units as part of HLBE's redemption of its 7.25% Subordinated Secured Notes due 2018 (the "Notes"). Notwithstanding this dilution, we retain our right to appoint five (5) of the nine (9) governors to our board of governors under HLBE member control agreement as we continues to own a majority of HLBE.

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

On July 29, 2014, HLBE entered into a new master loan agreement and related loan documents (the "Credit Facility") the with AgStar Financial Services, FCLA ("AgStar").  The Credit Facility provides HLBE with a new comprehensive revolving term loan commitment in the amount of $28 million (the "Term Revolving Loan"). Following the loan closing, HLBE had approximately $7.5 million outstanding under the Credit Facility which was primarily used to pay off HLBE's outstanding debt to AgStar under its prior master loan agreement with AgStar and fund an intercompany loan to Agrinatural Gas, LLC ("Agrinatural"), HLBE's indirect subsidiary. The changes to HLBE's credit facilities and its loan to Agrinatural are described in more detail below in the section entitled "PART I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources; Indebtedness - Heron Lake BioEnergy".

On July 1, 2014, HLBE redeemed all of its outstanding Notes, approximately $4,140,000 million aggregate principal amount, by issuing 13,120,000 Class A units of HLBE to the holders of approximately $3,936,000 million principal amount of the Notes that elected conversion of the principal to units. On the same date, HLBE paid cash to redeem the remaining $207,000 principal amount of the Notes and paid accrued and unpaid interest through July 1, 2014 to all note holders, including those electing conversion. Details of redemption of the Notes is provided below in the section below entitled "PART I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources; Indebtedness - Heron Lake BioEnergy".

We expect to have sufficient cash generated by continuing operations and availability on current lines of credit to fund our operations. However, should we experience unfavorable operating conditions in the ethanol industry that prevent us from profitably operating the ethanol plant, we may need to seek additional funding.

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

The demand for ethanol is affected by what is commonly referred to as the "blending wall" which is the threshold at which the Renewable Fuel Standard (RFS) volume requirement exceeds the demand for E10 (10% ethanol and 90% gasoline) gasoline. E10 is the most common ethanol blend sold and the only blend the EPA has approved for use in all American automobiles. There is growing availability of E85 (85% ethanol and 15% gasoline) for use in flexible fuel vehicles. In addition, the industry has been working to introduce E15 (15% ethanol and 85% gasoline) to the retail market since the EPA issued final approval in 2012 for the sale and use of E15 ethanol blends in light duty passenger vehicles model year 2001 and newer. Since that time, our application with the EPA to register ethanol for use in making E15 has also been approved, as well as 81 other fuel manufacturers according to EPA data. However, wide spread adoption of E15 is hampered by regulatory and infrastructure hurdles in many states, as well as consumer acceptance. To date only thirteen states have approved the commercial sale of E15. As such, we do not anticipate that E15 will impact ethanol demand or pricing in the near term. Rather, management believes consumer acceptance of E15 and flex fuel vehicles, along with continued growth of E85, is necessary before ethanol can achieve any market growth beyond the blend wall. As industry production capacity reaches the blend wall, the supply of ethanol in the market may surpass the demand which in turn may negatively impact prices.

The RFS requires a certain amount of renewable fuels be used each year in the United States, however, the EPA can adjust the renewable volume obligation (RVO) in certain circumstances through its rulemaking authority. In November 2013 the EPA issued a proposed rule that would reduce the 2014 RVO to 13.0 billion gallons of corn-based renewable fuel. As proposed, the 2014 RVO would be 1.4 billion gallon below the statutory RVO for 2014 and 800 million gallons less than the 2013 RVO, marking the first time the corn-based renewable fuel and total renewable fuel RVOs have been set below the legislated target. The proposal was subject to a 60-day comment period which ended in January 2014 during which the EPA received over 340,000 public comments and drew strong opposition from biofuels groups. On August 22, 2014, the final 2014 RVO rule was sent by the EPA to the Office of Management and Budget (OMB) for review. As of this filing, the proposed final rule is not publicly available, however, EPA administrator Gina McCarthy has previously stated that the final 2014 RVO would include changes from the November proposal but neither she nor the EPA has elaborated on the degree of changes. The final rule is expected to be released sometime this fall, however, OMB has up to 90 days, or more if an extension is granted, to complete its interagency review. Until the final rule is published, management expects continued uncertainty for ethanol demand for 2014. Moreover, further delay in the release of the final rule also creates uncertainty in ethanol demand in 2015 as the delay in the 2014 rule will likely cause delay in the final 2015 rule, which is due by November 30, 2014. If the final rule includes a significant decrease in the 2014 RVO similar to the EPA's November proposed rule, demand for ethanol could be reduced in 2015 and beyond due to blenders' carryover of renewable fuel credits in excess of the RVO into future years.

High demand on the rail industry due to high volumes of corn, oil and coal rail shipments and a harsh winter that saw record cold and snow has resulted in significant industry-wide delays and logistical problems. These delays have caused many ethanol plants to slow or suspend production due to inability to secure railcars to transport their ethanol to market. Our plants have not experienced any material delays from the rail congestion problems. Recently, rail congestion and delays have lessened; however, industry concerns remain that the existing backlog will be resolved before anticipated record corn and soybean harvest place additional stress on the rail transportation network. Management believes that slower rail shipping may continue through late spring 2015 and may continue to impact ethanol producers unless rail shipping capacity increases to meet the increased demand. If rail delays and congestion continue, we may begin to see material impacts to our plant if we run out of ethanol storage capacity and we are forced to reduce or cease production.

Other factors that may affect our future results of operation include those factors below in our Results of Operations of this Form 10-Q and those discussed in “Item 1. Business” and “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended October 31, 2013, and in other filings we make with the Securities and Exchange Commission.

Results of Operations for the Three Months Ended July 31, 2014 and 2013

The following table shows the results of our operations from our unaudited consolidated statements of operations for the three months ended July 31, 2014 and 2013. Due to the acquisition of a majority ownership of HLBE on July 31, 2013, the following table includes the consolidated amounts of GFE and HLBE for the three months ended July 31, 2014.

	Three Months Ended		Three Months Ended
	July 31, 2014		July 31, 2013
Income Statement Data	Amount	%	Amount	%
Revenue	$78,383,846	100.0%	$48,884,076	100.0%
Cost of Goods Sold	62,339,972	79.5%	46,173,897	94.5%
Gross Profit	16,043,874	20.5%	2,710,179	5.5%
Operating Expenses	1,210,642	1.5%	513,021	1.0%
Operating Income	14,833,232	19.0%	2,197,158	4.5%
Other Income (expense), net	1,199,244	1.5%	(23,457)	—%
Net Income	16,032,476	20.5%	2,173,701	4.5%
Net Income Attributable to Noncontrolling Interest	3,014,430	3.8%	—	—%
Net Income Attributable to Granite Falls Energy, LLC	$13,018,046	16.7%	$2,173,701	4.5%

Revenues

Nearly all of our revenues from operations come from three primary sources: sales of fuel ethanol, sales of distillers grains and sales of corn oil. The remaining 0.4% miscellaneous other revenue is made up of incidental sales of syrup at HLBE's plant and revenues from Agrinatural Gas, LLC, a pipeline company, of which HLBE owns 73% of the outstanding membership interests. Our results of operations are affected by volatility in the commodity markets. In the event that we experience a prolonged period of negative operating margins, our liquidity may be negatively impacted.

Revenues increased by 60.3% for the three months ended July 31, 2014 as compared to the three months ended July 31, 2013.  Management attributes this increase in revenues primarily to an increase in the quantities sold as a result of our indirect acquisition of HLBE, since its results of operations were not consolidated into our statements of operations until the fourth fiscal quarter in 2013.

The following table shows the sources of our consolidated revenue for the three months ended July 31, 2014:

Revenue Sources	Amount	Percentage of Total Revenues
Ethanol sales	$62,731,271	80.0%
Distillers grains sales	14,005,305	17.9%
Corn oil sales	1,325,432	1.7%
Miscellaneous other	321,838	0.4%
Total Revenues	$78,383,846	100.0%

The following table shows the sources of revenue for the three months ended July 31, 2013:

Revenue Sources	Amount	Percentage of Total Revenues
Ethanol sales	$38,828,430	79.4%
Distillers grains sales	8,609,775	17.6%
Corn oil sales	1,445,871	3.0%
Total Revenues	$48,884,076	100.0%

Ethanol

Revenues from ethanol sales at the GFE plant decreased by 5.9% for the three months ended July 31, 2014 as compared to the same period in 2013, due to a decrease in the average price received at the GFE plant per gallon of 14.4% from period to period which was offset by a slight increase of 0.4% in the volumes sold from the GFE plant. However, our total ethanol sales increased from period to period due to an increase in total volume of ethanol sold as a result of the HLBE acquisition. Net ethanol revenues at the HLBE plant decreased 14.7% for the three months ended July 31, 2014 as compared to the same period in 2013, due primarily to a decrease of approximately 14.3% in the average price per gallon received at the HLBE plant from period to period. There were no ethanol derivative gains or losses during the three months ended July 31, 2014 and 2013.

Although the average ethanol price for both plants was lower during the three month period ended July 31, 2014 as compared to the same period in 2013, both plants still experienced a favorable spread between the price of ethanol and the price of corn. Management attributes the drop in ethanol prices to continuing lower corn prices due to the record 2013 corn crop. Management anticipates that ethanol prices will continue to change in relation to changes in corn and energy prices. However, ethanol prices have been somewhat buoyed by continuing rail delays and a stronger export market which has resulted in tighter ethanol inventories. Rail congestion and delays continue due to increased demand and rail infrastructure limitations. Management anticipates that current backlogs will continue until the first quarter of next year or longer if the rail system experiences further stress due to the anticipated record grain harvest this fall. Management anticipates that ethanol prices will continue to face downward pressures through the remainder of 2014 due to the anticipated record grain harvest and anticipated lower corn prices. Despite these downward pressures, ethanol margins have remained favorable as the decline in corn prices has outpaced the decline in ethanol prices. Management anticipates that the favorable price spread between ethanol and corn will continue until the supply and demand balance for ethanol returns to more traditional levels.

Distillers Grains

Total revenue from the sales of distillers grains at the GFE plant decreased by 33.4% during the three months ended July 31, 2014 compared to the same period of 2013, due to a decrease of 27.8% in the volumes sold from the GFE plant and decrease in the average price received at the GFE plant per gallon of 22.6% from period to period. However, total distillers grains sales increased from period to period due to an increase in total tons of distillers grains sold as a result of the HLBE acquisition. The tons of distillers grains sold HLBE plant increased 21.6% for the three months ended July 31, 2014 as compared to the same period in 2013, however, this volume increase was offset by a decrease of approximately 11.8% in the price per ton received at the HLBE plant from period to period. Management believes these lower distillers grains prices are primarily a result of the decline in the price of corn, as market prices for distillers grains tend to move directionally with the prices of other livestock feed products. We anticipate that the market price of our dried distillers grains will continue to trend lower tracking changes in the price of corn. In addition, if plants that have suspended or reduced production due to rail shipping bottlenecks are able to resume or increase production, distillers grains prices may be negatively impacted.

Recent changes in export demand for distillers grains by China have also negatively impacted distillers grains prices. In June 2014, China stopped issuing permits for the import of distillers dried grains from the US due to the presence of a unapproved GMO corn trait in some distillers grains shipments. The GMO trait has been approved in the US and a number of other countries but not in China. At present, there is no reliable method to test for this trait in distillers grains and no mechanism in the US to meet other certification requirements imposed by China for imports of distillers grains that may contain the unapproved GMO trait. The ethanol industry and US government are examining China's actions to determine appropriate responses as many in the industry and trade community believe these actions are due more to protecting China's own farmers than concerns regarding this GMO trait. Management cannot estimate the effect China's actions will have on the overall distillers grains market long term. This could reduce distillers grains prices in the domestic market by decreasing worldwide demand for distillers grains.

Corn Oil

Total corn oil sales increased by 11.5%, for the three months ended July 31, 2014 compared to the same period of 2013. The increase was due an increase in aggregate amount of corn oil sold due to the additional corn oil sales as result of HLBE acquisition despite a decrease of 8.6% in the price per pound received by the Company from period to period. Management expects continued lower corn oil prices due to oversupply. Management believes the oversupply in the corn oil market stems, in part, from the diminished demand for corn oil from the biodiesel industry and the resumed production by ethanol plants that had suspended or reduced operations due to rail congestion. The biodiesel industry has been signficantly impacted by the expiration of the biodiesel blenders' tax credit and uncertainty regarding the biodiesel RVOs for 2014 under the RFS, which has resulting in declining demand for biodiesel. Corn oil prices could experience further decreases due to oversupply unless additional demand can be created.

Cost of Goods Sold

Our costs of goods sold as a percentage of revenues were 79.5% for the three month period ended July 31, 2014 compared to 94.5% for the same period of 2013. Our two largest costs of production are corn (72.0% of cost of goods sold for our three months ended July 31, 2014) and natural gas (8.7% of cost of goods sold for our three months ended July 31, 2014). Our total cost of goods sold increased to approximately $62.3 million for the three months ended July 31, 2014 from approximately $46.2 million in the three months ended July 31, 2013 primarily due to the acquisition of HLBE.

Corn

The aggregate volume of corn we processed was up 102.1% for the three months ended July 31, 2014 as compared to the same period for our 2013 fiscal year due primarily to the acquisition of HLBE. Total corn ground at the GFE plant increased by 2.8% and the average price paid per bushel of corn, net of hedging activity, for the GFE plant was approximately $2.29 less for the quarter ended July 31, 2014 as compared to the same period ended July 31, 2013. Total corn ground at the HLBE plant increased by approximately 6.0% for the quarter ended July 31, 2014 as compared to the same quarter of July 31, 2013 due to decreased production at HLBE's plant in 2013 when margins were poor. This increase was offset by a decrease in corn prices paid at the HLBE plant of approximately 30.3% from period to period.

Management believes that the significant decrease in corn prices is largely attributable to the record 2013 corn harvest and sufficient local supplies. Management expects that corn prices will stay lower through the remainder of our fiscal year due to 2014 corn crop projections and that there will be adequate local supply for our plant operations. The USDA's Crop Production report published on August 12, 2014 increased the USDA's prior projections for US corn production to 14.0 billion bushels for the 2014 growing season, with 1.3 billion bushels of corn production forecasted for Minnesota. If realized, this would be the highest corn production on record for the US. Management expects there to be an adequate corn supply available in our area to operate the ethanol plant and that prices during our 2014 fiscal year may be lower due to plentiful supply. However, corn prices may be volatile in the future depending on weather, world supply and demand, current and anticipated stocks, and other factors.

Realized and unrealized losses related to our corn derivative instruments totaled approximately $1.5 million for the three months ended July 31, 2014, which increased our cost of goods sold. By comparison, we only had gains of $0.3 million for the three months ended July 31, 2013 related to our corn derivative instruments. We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn in cost of goods sold as the changes occur.  As corn prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance. We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.

Natural Gas

For the three month period ended July 31, 2014, we experienced an increase of approximately 154.2% in our overall natural gas costs compared to the same period of 2013. This increase was primarily the result of the HLBE acquisition (approximately $4.3 million increase). However, natural gas costs at both plants were higher for the quarter ended July 31, 2014 compared to the same quarter of 2013 with natural gas costs for the GFE plant up by 16.0% and HLBE up by approximately 25.3% for the quarter ended July 31, 2014 as compared to the same period ended July 31, 2013. Management anticipates that natural gas prices will hold steady through the remainder of the fiscal year. However, if the natural gas industry experiences production problems, supply disruptions from hurricane activity, or if there are large increases in natural gas demand that limits the amount of gas that can be injected into storage ahead of winter demand, we may experience significant increases in natural gas prices.

Operating Expenses

Our operating expenses as a percentage of revenues increased to 1.5% for the three month period ended July 31, 2014 up from 1.0% for the same period ended July 31, 2013. Operating expenses include salaries and benefits of administrative employees, insurance, taxes, professional fees and other general administrative costs. We continue to focus on increasing our operating efficiency and we strive to lower our operating expenses. We expect that going forward our operating expenses will remain relatively steady.

Operating Income

We had income from operations of $14.8 million for the three months ended July 31, 2014, compared to income from operations of $2.2 million for the three months ended July 31, 2013. This increase in our operating income is primarily due to the increase in the amount of ethanol sold due the HLBE acquisition and more favorable operating margins largely due to a decrease in our average cost of corn.

Other Income, Net

Our other income, net for the three months ended July 31, 2014 was approximately $1.2 million, compared to an expense of approximately $23,000 for the three months ended July 31, 2013. This change is primarily a result of amortization of a debt premium of approximately $281,000 related to the AgStar credit facility of HLBE that was recorded as part of our acquisition HLBE, which reduced our interest expense for the three months ended July 31, 2014. In addition, as a result of the payoff of HLBE's entire AgStar term note payable on July 30, 2014, we recorded income of approximately $953,000 related to the settlement of a debt premium associated with the HLBE credit facility.

Results of Operations for the Nine Months Ended July 31, 2014 and 2013

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our unaudited consolidated statement of operations for the nine months ended July 31, 2014 and 2013. Since the acquisition of a majority ownership of HLBE occurred on July 31, 2013, the following table includes the consolidated amounts of GFE and HLBE only for the nine months ended July 31, 2014.

	Nine Months Ended		Nine Months Ended
	July 31, 2014		July 31, 2013
Income Statement Data	Amount	%	Amount	%
Revenue	$237,171,684	100.0%	$144,021,800	100.0%
Cost of Goods Sold	188,495,101	79.5%	136,849,505	95.0%
Gross Profit	48,676,583	20.5%	7,172,295	5.0%
Operating Expenses	3,886,020	1.6%	1,658,681	1.2%
Operating Income	44,790,563	18.9%	5,513,614	3.8%
Other Income (Expense), net	906,101	0.4%	(86,543)	(0.1)%
Net Income	45,696,664	19.3%	5,427,071	3.7%
Net Income Attributable to Noncontrolling Interest	8,423,326	3.6%	—	—%
Net Income Attributable to Granite Falls Energy, LLC	$37,273,338	15.7%	$5,427,071	3.7%

Revenues

The following table shows the consolidated sources of our revenue for the nine months ended July 31, 2014:

Revenue Sources	Amount	Percentage of Total Revenues

Ethanol sales	$187,438,634	79.0%
Distillers grains sales	43,223,906	18.2%
Corn oil sales	5,437,974	2.3%
Miscellaneous other	1,071,170	0.5%
Total Revenues	$237,171,684	100.0%

The following table shows the sources of our revenue for the nine months ended July 31, 2013. Since the acquisition of a majority ownership of HLBE occurred on July 31, 2013, the following table includes the sources of revenue for GFE only for the nine months ended July 31, 2014.

Revenue Sources	Amount	Percentage of Total Revenues

Ethanol sales	$111,323,925	77.3%
Distillers grains sales	28,861,379	20.0%
Corn oil sales	3,836,496	2.7%
Total Revenues	$144,021,800	100.0%

Our total revenues were higher for the nine months ended July 31, 2014 compared to the same period of 2013, due primarily to the acquisition of HLBE and the corresponding increase in volume of our products sold. However, net revenue for ethanol at both the GFE plant and HLBE plant decreased 15.8% and 1.9%, respectively, for the nine months ended July 31, 2014 as compared to the same period of 2013. The decline in net revenues at the GFE plant is due a decrease in volume sold. The total volume sold for the GFE plant decreased by 2.2 million, or 4.6%, for the nine months ended July 31, 2014 as compared to the same period of 2013. However, ethanol sales at the HLBE plant increased by approximately 4.6 million gallons, or 11.3%, for the nine months ended July 31, 2014 over the same period of 2013. Both the GFE and HLBE plants experienced declines in the average price per gallon for ethanol sold during the nine months ended July 31, 2014 as compared to the same period of 2013 with the average price at the GFE plant down approximately 11.8% and the average price at the HLBE plant down 11.9% from period to period.

Total sales of distillers grains during the nine months ended July 31, 2014 were up approximately 49.8% compared to the same period of 2013 largely due to the acquisition of the HLBE plant. However, the GFE plant experienced a decrease in net sales of approximately 26.1% and HLBE saw a somewhat smaller decrease of approximately 15.2% from period to period. The decrease in net sales at the GFE plant is due to a decline in the average price received for distillers grains of approximately 21.3% and a 6.1% decrease in the number of tons sold at the GFE plant for the nine months ended July 31, 2014 as compared to the same period of 2013. The more moderate decrease in HLBE's net sales for distillers grains is attributable to the 13.4% increase in distillers grains sold during the nine months ended July 31, 2014 as compared to the same period of 2013, which mitigated its 25.2% decline in the average price received from period to period.

Our aggregate net sales of corn oil increased 41.7% during the nine months ended July 31, 2014 compared to the same period of 2013 due to the acquisition of the HLBE plant. However, the GFE and HLBE plants each individually experienced a decline in net sales of corn oil of approximately 23.1% and 11.2%, respectively, from period to period. The decrease in net sales for corn oil at both the GFE and HLBE plant is primarily due to a decrease in the average price received for corn oil for the nine months ended July 31, 2014 compared to the same period of 2013.

Cost of Goods Sold

Our costs of goods sold were 37.7% higher for the nine months ended July 31, 2014 compared to the same period of 2013. However, our cost of good sold as a percentage of our revenues was 79.5% for the nine months ended July 31, 2014, down from 95.0% for the same period of 2013. Our average cost per bushel of corn was approximately 38.1% lower during the nine months ended July 31, 2014 compared to the same period of 2013. Additionally, we ground approximately 92.9% more corn during the nine months ended July 31, 2014 compared to the same period of 2013 due to our acquisition of HLBE and the increased production at both plants.

Our natural gas costs increased during the nine months ended July 31, 2014 compared to the same period of 2013. Our total cost of natural gas was approximately 245.3% higher during the nine months ended July 31, 2014 compared to the same period of 2013. This increase was primarily the result increase in MMBTUs used due to the HLBE acquisition and a significant increase in natural gas prices for the nine months ended ended July 31, 2014 compared to the same period for the prior year.

We experienced an approximate $53,000 combined realized and unrealized gain for the nine months ended July 31, 2014 related to our corn derivative instruments, which decreased our cost of goods sold. By comparison, we experienced an approximately $370,000 combined realized and unrealized gain for the nine months ended July 31, 2013 related to our corn derivative instruments, which decreased our cost of goods sold. We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn in cost of goods sold as the changes occur.  As corn prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance.

Operating Expenses

Our total operating expenses increased by approximately $2.2 million for the nine months ended July 31, 2014 when compared to the same period ended July 31, 2013. However, as a percentage of revenues, the increase in our operating expenses was minimal moving from 1.2% for the nine months ended July 31, 2013 to 1.6% for the nine months ended July 31, 2014. The increase in our operating expenses from period to period is due primarily to our acquisition of HLBE.

Other Income (Expense), Net

We had net other income for the nine months ended July 31, 2014 of approximately $906,000 compared to net other expense of approximately $87,000 for the nine months ended July 31, 2013. This change resulted primarily from amortization of a debt premium of approximately $1,070,000 related to the AgStar credit facility of HLBE that was recorded as part of our acquisition HLBE and from increased interest expense during the nine months ended July 31, 2014 as compared to the same period the prior year, which is attributable to HLBE's borrowings on its AgStar credit facilities. In addition, as a result of the payoff of HLBE's entire AgStar term note payable on July 30, 2014, we recorded income of approximately $953,000 related to the settlement of a debt premium associated with the HLBE credit facility.

Changes in Financial Condition for the Nine Months Ended July 31, 2014

The following table highlights our financial condition at July 31, 2014 and October 31, 2013:

	July 31, 2014	October 31, 2013
Current Assets	$43,833,274	$21,469,978
Total Assets	$132,159,233	$112,673,222
Current Liabilities	$9,810,232	$11,323,264
Long-Term Debt	$9,772,607	$32,981,955
Members' Equity Attributable to Granite Falls Energy, LLC	$91,651,604	$59,887,346
Non-controlling Interest	$20,924,790	$8,480,657

Our total current assets were approximately $43.8 million at July 31, 2014 compared to approximately $21.5 million at October 31, 2013. We experienced an increase in cash on hand of $16.5 million and trade accounts receivable of approximately $6.6 million at July 31, 2014 as compared to October 31, 2013, which was partially offset by a decrease of approximately $1.2 million in the value of our inventory at July 31, 2014 compared to October 31, 2013 due to having more corn and ethanol on hand at October 31, 2013.

Total current liabilities totaled approximately $9.8 million at July 31, 2014, a decrease of approximately $1.5 million from October 31, 2013. This decrease was mainly due to an decrease in the current portion of our long-term debt and corn payable to FCE of approximately $2.5 million and $2.8 million, respectively, at July 31, 2014 as compared to October 31, 2013. These decreases were partially offset by an increase our accounts payable of approximately $3.1 million at July 31, 2014 as compared to October 31, 2013. The decrease in current portion of our long-term debt was a result of the conversion and redemption of HLBE's subordinated convertible debt on July 1, 2014. The increase in our accounts payable is due to to the quantity and amounts of corn payable in both GFE and HLBE, and the termination of the HLBE corn supply agreement with Gavilon, its former procurement contractor. Since terminating the corn supply agreement, HLBE is buying their own corn and longer netting corn purchases with sales of ethanol and distillers grain.

Our long-term debt decreased approximately $23.2 million from October 31, 2013 to July 31, 2014. The decrease is due to our paying the balance of our Capital One Shuttlewagon Railcar Mover note, payments on HLBE’s debt facilities, the conversion and redemption of HLBE's subordinated convertible debt as discussed above, and the settlement of the debt premium associated with the acquisition of HLBE.

Members’ equity attributable to Granite Falls Energy, LLC totaled approximately $91.7 million at July 31, 2014, which is more than our members’ equity attributable to Granite Falls Energy, LLC as of October 31, 2013 which totaled approximately $59.9 million. The increase was directly related to the net income attributable to Granite Falls Energy, LLC of approximately $37.3 million for the nine months ended July 31, 2014. The net income was offset by the declaration and payment of $5,509,080 in distributions to members during the quarter ended January 31, 2014.

Noncontrolling interest totaled approximately $20.9 million at July 31, 2014 compared to approximately $8.5 million at October 31, 2013.  This is directly related to recognition of the 49.4% noncontrolling interest in HLBE at July 31, 2014 and net income attributable to the noncontrolling interest during the nine months ended July 31, 2014.

LIQUIDITY AND CAPITAL RESOURCES

The following table shows our cash flows for the nine months ended July 31, 2014 and 2013:

	2014	2013
Net cash provided by operating activities	$45,847,729	$9,817,974
Net cash used in investing activities	$(4,055,949)	$(8,242,119)
Net cash used in financing activities	$(25,294,043)	$(601,605)

Operating Cash Flows. Cash provided by operating activities was approximately $45.8 million for the nine months ended July 31, 2014, as compared to cash provided by operations of approximately $9.8 million for the nine months ended July 31, 2013. The increase was primarily related to our net income of $45.7 million million for the nine months ended July 31, 2014. Currently, our capital needs are being adequately met through cash flows from our operating activities and our currently available credit facilities.

Investing Cash Flows. Cash used in investing activities was approximately $4.1 million for the nine months ended July 31, 2014, compared to cash used in investing activities of approximately $8.2 million for the nine months ended July 31, 2013. Our payments for capital expenditures during the nine months ended July 31, 2014 totaled approximately $4.1 million, compared to payments of approximately $1.8 million for the nine months ended July 31, 2013. Additionally, during the nine months ended July 31, 2013 we received proceeds from the sale of land of approximately $540,000, as compared to proceeds of approximately $22,000 from the sales of equipment the nine months ended July 31, 2014, when we did not sell any land.

Financing Cash Flows. Cash used in financing activities was approximately $25.3 million for the nine months ended July 31, 2014, consisting primarily of payments made on our credit facilities and a distribution to our members. For the nine months ended July 31, 2013, our cash used in financing activities was approximately $0.6 million, which consisted primarily of payments made on our credit facilities.

Indebtedness

Granite Falls Energy

In August 2012, we entered into two new credit facilities, one short-term and one long-term, with United FCS. CoBank serves as administrative agent for these new credit facilities.

The Company's credit facilities with United FCS require the Company to comply with certain financial covenants, including (i) maintaining working capital of at least $10,000,000, (ii) maintaining local net worth, defined as total assets, minus total liabilities, minus investments by the Company in other entities, of at least $45,000,000, and (iii) achieving a debt service coverage ratio of at least 2.0 to 1.0. Our debt service coverage ratio is calculated as follows: (1) net income, plus depreciation and amortization, minus extraordinary gains (plus extraordinary losses), minus gain on asset sales (plus loss on asset sales); (2) divided by $2,000,000. As of July 31, 2014 and October 31, 2013, we were in compliance with these financial covenants and expect to be in compliance throughout fiscal 2014.

Our credit facilities with United FCS are secured by substantially all our assets. There are no savings account balance collateral requirements as part of this credit facility.

GFE Short-Term Debt Sources

The Company's short-term credit facility with United FCS is a revolving line of credit. This facility allows us to borrow, repay, and re-borrow up to $5,600,000 subject to outstanding letters of credit and a borrowing base calculation. The interest rate for the Company's short-term credit facility is based on the bank's "One Month LIBOR Index Rate" plus 2.8%. The short-term credit facility is available through March 31, 2017. As of July 31, 2014, there was no outstanding balance on the short-term credit facility.

We expect to utilize this credit facility to finance inventory and receivables as needed.

GFE Long-Term Debt Sources

The Company's long-term credit facility with United FCS is a revolving term loan. Under this facility, we may borrow, repay, and re-borrow up to $18,000,000. However, the amount available for borrowing under this facility reduces by $2,000,000 every six months, beginning September 1, 2014, with final payment due March 1, 2018. Interest on amounts borrowed is payable monthly in arrears. The interest rates for this facility is based on the bank's "One Month LIBOR Index Rate" plus 3.05%. The facility is available through March 31, 2018. As of July 31, 2014, there was no outstanding balance on the revolving term loan.

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

Heron Lake BioEnergy

Refinancing of Credit Arrangements with AgStar

On July 29, 2014, HLBE entered into a new comprehensive credit facility with AgStar Financial Services, FCLA (“AgStar”).  The new comprehensive credit facility consists of a $28 million revolving term loan with a maturity date of March 1, 2022.  In exchange for this new comprehensive credit facility, HLBE executed a mortgage in favor of AgStar covering all of its real property and granted AgStar a security interest in all of HLBE's equipment and other assets.  HLBE's new credit facility with AgStar is subject to numerous covenants requiring HLBE to maintain various financial ratios.

At the time HLBE executed the new credit facility with AgStar, HLBE repaid the entire outstanding balance of its prior credit facilities with AgStar.  HLBE's credit facilities with AgStar prior to the payoff included our term note and a revolving term note.  At the loan closing, HLBE paid off the $7.5 million balance of the revolving term note. There was no outstanding balance on HLBE's prior AgStar term note at loan closing.  AgStar canceled its prior mortgage and security interest in all of HLBE's assets.  HLBE currently has no further obligations under its prior AgStar credit facilities. For additional information related to the repayment of the term note and a revolving term note under HLBE's prior AgStar master loan agreement, see Note 6 included herein as part of the Notes to Unaudited Condensed Consolidated Financial Statements. As a result of the payoff of the entire revolving term note, the Company recorded a gain of approximately $953,000 related to the settlement of a debt premium associated with the credit facility.

AgStar Revolving Term Note

HLBE has a total of $28 million available under its new revolving term loan with AgStar.  Interest on this loan accrues at 3.25% above the One-Month London Interbank Offered Rate (LIBOR) Index rate.  The interest rate is subject to weekly adjustment.  HLBE may elect to enter into a fixed interest rate on this loan at various times throughout the term of the loan as provided in the loan agreements.  The maximum principal amount of this loan decreases by $3.5 million annually starting on March 1, 2015 and continuing thereafter until maturity.  In the event any amount is outstanding on this loan in excess of the new credit limit, HLBE must repay principal on the loan until the new credit limit is reached.  The revolving term loan is subject to an annual fee of 0.5% of the unused portion of this loan.  The revolving term loan is also subject to a prepayment fee for any prepayment on the loan prior to July 1, 2016 due to refinancing. At July 31, 2014, HLBE had approximately $7.5 million outstanding on the loan with an additional $20.5 million available.

For additional information related to the the revolving term note, see Note 6 included herein as part of the Notes to the Unaudited Condensed Consolidated Financial Statements.

Administrative Agency Agreement

As part of the Credit Facility closing, HLBE entered into an Administrative Agency Agreement with CoBank, ACP (“CoBank”). CoBank purchased a participation interest in the AgStar loan and was appointed the administrative agent for the purpose of servicing the loans.

HLBE Subordinated Convertible Debt

On May 2, 2014, HLBE issued a notice to U.S. Bank that it intended to redeem all of the outstanding 7.25% Secured Subordinated Notes due 2018 (the “Notes”) on July 1, 2014. The announced redemption was pursuant to HLBE's "optional redemption" right in the indenture governing the notes. A notice of the redemption was mailed to Note holders by the trustee on May 23, 2014. The outstanding principal balance of $4.1 million would be redeemed at a redemption price equal to 100% of the aggregate principal amount plus accrued and unpaid interest to interest to, but excluding, the redemption date. HLBE's obligation to pay the redemption price on the redemption date was subject to the right of the holders of the notes to elect to convert the principal amount of their Notes into capital units of HLBE at a conversion rate of $0.30 per unit.

As of the close of business on June 20, 2014, the last day to elect conversion, note holders holding an aggregate principal amount of approximately $3.9 million of Notes elected to convert their Notes into units of HLBE. On July 1, 2014, HLBE issued 13,120,000 Class A units of HLBE to the holders of the Notes electing conversion and redeemed the remaining $207,000 of the Notes at par value. In addition, on the same day, HLBE paid accrued and unpaid interest through July 1, 2014 to all note holders, including those electing conversion, per the terms of the Notes and the indenture.

Following the issuance of the Class A units described above, HLBE has a total of 62,932,107 Class A units and 15,000,000 Class B units issued and outstanding, for an aggregate total of 77,932,107 units issued and outstanding. As of September 15, 2014, we are the indirect owner of approximately 50.6% of HLBE's outstanding membership units, a decrease from our prior ownership percentage of 60.8% due to HLBE's issuance of units as part of its redemption of the Notes. Notwithstanding this dilution, we retain our right to appoint five (5) of the nine (9) governors to our board of governors under HLBE member control agreement as we continues to own a majority of HLBE.

Other HLBE Credit Arrangements

In addition to HLBE's primary credit arrangement with AgStar and our subordinated convertible debt, HLBE has other material credit arrangements and debt obligations.

In October 2003, HLBE entered into an industrial water supply development and distribution agreement with the City of Heron Lake, Jackson County, and Minnesota Soybean Processors. In consideration of this agreement, HLBE and Minnesota Soybean Processors are allocated equally the debt service on $735,000 in water revenue bonds that were issued by the City to support this project that mature in February 2019. The parties have agreed that prior to the scheduled expiration of the agreement, they will negotiate in good faith to replace the agreement with a further agreement regarding the wells and related facilities. In May 2006, HLBE entered into an industrial water supply treatment agreement with the City of Heron Lake and Jackson County. Under this agreement, HLBE pays monthly installments over 24 months starting January 1, 2007 equal to one years' debt service on approximately $3.6 million in water revenue bonds, which will be returned to HLBE if any funds remain after final payment in full on the bonds and assuming HLBE complies with all payment obligations under the agreement. As of July 31, 2014, there was a total of $2.4 million in outstanding water revenue bonds. HLBE classifies its obligations under these bonds as assessments payable. The interest rates on the bonds range from 0.50% to 8.73%.

To fund the purchase of the distribution system and substation for the plant, HLBE entered into a loan agreement with Federated Rural Electric Association pursuant to which HLBE borrowed $600,000 by a secured promissory note. Under the note HLBE is required to make monthly payments to Federated Rural Electric Association of $6,250 consisting of principal and an annual fee of 1% beginning on October 10, 2009. In exchange for this loan, Federated Rural Electric Association was granted a security interest in the distribution system and substation for the plant. The balance of this loan at July 31, 2014 was approximately$237,500.

HLBE financed its corn oil separation equipment from the equipment vendor. HLBE pays approximately $40,000 per month on this debt, conditioned upon revenue generated from the corn oil separation equipment. The monthly payment includes implicit interest of 5.57% until maturity in May 2015. The note is secured by the corn oil separation equipment. The balances of this loan at July 31, 2014 was approximately $263,400.

HLBE also has a note payable to the minority owner of Agrinatural Gas, LLC in the amount of $300,000 at July 31, 2014. Interest on the note is 5.43% and the note has a maturity date in October 2014.

HLBE had a note payable in connection with the construction of its pipeline assets. This loan was initially due in December 2011, but was converted in February 2012 to a term loan with a three-year repayment period. In November 2013, the note payable was refinanced with the lending institution with additional borrowings of approximately $759,000 being made. The note was paid off in full on July 29, 2014 by Agrinatural using funds loaned to Agrinatural by HLBE described below.

HLBE Loan to Agrinatural

On July 29, 2014, HLBE entered into an intercompany loan agreement and related loan documents with Agrinatural. Under the loan agreement, HLBE agreed to make a five-year term loan in the principal amount of $3.05 million to Agrinatural for use by Agrinatural to repay approximately $1.4 million of its outstanding debt and provide approximately $1.6 million of working capital to Agrinatural. Interest on the term loan accrues at a variable rate equal to the One-Month LIBOR rate plus 4.0%, with the interest rate capped and not to exceed 6.0% per annum.  The interest rate is subject to weekly adjustment.  Prior to January 1, 2015, Agrinatural is required to pay only monthly interest on the term loan.  Commencing January 1, 2015, Agrinatural is required to make monthly installments of principal plus accrued interest. The entire principal balance and accrued and unpaid interest on the term loan is due and payable in full on December 1, 2019.

In exchange for the Loan Agreement, the Agrinatural executed a security agreement granting HLBE a first lien security interest in all of Agrinatural's equipment and assets and a collateral assignment assigning HLBE all of Agrinatural's interests in its contracts, leases, easements and other agreements. In addition, Rural Energy Solutions, LLC, the minority owner of Agrinatual ("RES"), executed a guarantee under which RES guaranteed full payment and performance of 27% of Agrinatural's obligations to HLBE.

Loan from Granite Falls Energy

We loaned Agrinatural $500,000 during July 2014. The demand promissory note accrued interest at 5.29% and payment was due in full on or before July 31, 2014. Agrinatural paid the balance full, including accrued interest, on July 29, 2014.

Critical Accounting Policies and Estimates

Management uses estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. We believe that of our significant accounting policies summarized in Note 1 to our condensed consolidated financial statements included with this Form 10-Q. At July 31, 2014, our critical accounting estimates continue to include those described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2013. Management has not changed the method of calculating and using estimates and assumptions in preparing our condensed consolidated financial statements in accordance with generally accepted accounting principles in the United States of America.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to the impact of market fluctuations associated with interest rates and commodity prices as discussed below. We have no exposure to foreign currency risk as all of our business is conducted in U.S. Dollars. We use derivative financial instruments as part of an overall strategy to manage market risk. We use cash, futures and option contracts to hedge changes to the commodity prices of corn, ethanol and natural gas. We do not enter into these derivative financial instruments for trading or speculative purposes, nor do we designate these contracts as hedges for accounting purposes pursuant to the requirements of U.S. Generally Accepted Accounting Principles ("GAAP").

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

A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the fair value of our corn and natural gas prices and average ethanol price as of July 31, 2014, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for both the Granite Falls, Minnesota and Heron Lake, Minnesota production plants for a one year period from July 31, 2014. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of July 31, 2014	Approximate Adverse Change to Income
Natural Gas	3,350,000	MMBTU	10%	$1,587,000
Ethanol	108,000,000	Gallons	10%	$21,384,000
Corn	39,070,000	Bushels	10%	$12,179,000

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

Our management, including our Chief Executive Officer and General Manager (the principal executive officer), Steve Christensen, along with our Chief Financial Officer (the principal financial officer), Stacie Schuler, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2014. Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Our management, including our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred during the quarter ended July 31, 2014 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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
10.1
Loan Agreement dated July 29, 2014 by and between Agrinatural Gas, LLC and Heron Lake BioEnergy, LLC, incorporated by reference to Exhibits10.1 to HLBE's Form 10-K for the quarter ended July 31, 2014 (File No. 000-51825).

10.2
Security Agreement dated July 29, 2014 by and between Agrinatural Gas, LLC and Heron Lake BioEnergy, LLC, incorporated by reference to Exhibits10.2 to HLBE's Form 10-K for the quarter ended July 31, 2014 (File No. 000-51825).

10.3
Collateral Assignment dated July 29, 2014 by and between Agrinatural Gas, LLC and
 Heron Lake BioEnergy, LLC, incorporated by reference to Exhibits10.3 to HLBE's Form 10-K for the quarter ended July 31, 2014 (File No. 000-51825).

10.4
Guaranty dated July 29, 2014 by Rural Energy Solutions, LLC, guarantor, in favor of Heron Lake BioEnergy, LLC, incorporated by reference to Exhibits10.4 to HLBE's Form 10-K for the quarter ended July 31, 2014 (File No. 000-51825).

10.5
Master Loan Agreement dated July 29, 2014 by and between AgStar Financial Services, FLCA and Heron Lake BioEnergy, LLC, incorporated by reference to Exhibits10.5 to HLBE's Form 10-K for the quarter ended July 31, 2014 (File No. 000-51825).

10.6
$28,000,000 Revolving Term Loan Supplement dated July 29, 2014 by and between AgStar Financial
Services, FLCA and Heron Lake BioEnergy, LLC, incorporated by reference to Exhibits10.6 to HLBE's Form 10-K for the quarter ended July 31, 2014 (File No. 000-51825).

10.7
Security Agreement dated July 29, 2014 between Heron Lake BioEnergy, LLC and AgStar Financial Services,FLCA and CoBank, ACB, incorporated by reference to Exhibits10.7 to HLBE's Form 10-K for the quarter ended July 31, 2014 (File No. 000-51825).

10.8
Real Estate Mortgage, Assignment of Rents and Profits and Fixture Financing Statement dated July 29, 2014 by and between AgStar Financial Services, FLCA, CoBank, ACB and Heron Lake BioEnergy, LLC, incorporated by reference to Exhibits10.8 to HLBE's Form 10-K for the quarter ended July 31, 2014 (File No. 000-51825).

10.9
Guaranty dated May 17, 2013 by HLBE Pipeline Company, LLC in favor of AgStar Financial Services, FLCA, incorporated by reference to Exhibits10.9 to HLBE's Form 10-K for the quarter ended July 31, 2014 (File No. 000-51825).

10.1
Guaranty dated July 29, 2014 by HLBE Pipeline Company, LLC in favor of AgStar Financial Services, FLCA, , incorporated by reference to Exhibits10.10 to HLBE's Form 10-K for the quarter ended July 31, 2014 (File No. 000-51825).

10.11
Security Agreement dated July 29, 2014 between HLBE Pipeline Company, LLC and AgStar Financial Services, FLCA and CoBank, ACB, incorporated by reference to Exhibits10.11 to HLBE's Form 10-K for the quarter ended July 31, 2014 (File No. 000-51825).

31.1	Certification of Chief Executive Officer pursuant to 17 CFR 240.13a-14(a)*
31.2	Certification of Chief Financial Officer pursuant to 17 CFR 240.13a-14(a)*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350*
101
The following financial information from Granite Falls Ethanol, LLC's Quarterly Report on Form 10-Q for the quarter ended July 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets, (ii) Condensed Statements of Operations, (iii) Statements of Cash Flows, and (iv) the Notes to Condensed Financial Statements.**

* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANITE FALLS ENERGY, LLC

Date:	September 15, 2014	/s/ Steve Christensen
Steve Christensen
Chief Executive Officer

Date:	September 15, 2014	/s/ Stacie Schuler
Stacie Schuler
Chief Financial Officer