Form 10-K
period 2014-10-31
Granite Falls Energy, LLC
filed 2015-01-28
CIK 1181749

Use these links to rapidly review the document

FINANCIAL STATEMENTS
EXHIBIT INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended October 31, 2014

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
☐ Yes     ☒ No

The aggregate market value of the 21,205 membership units held by non-affiliates of the registrant (computed by reference to the most recent offering price of membership units) was $21,205,000 as of April 30, 2014. The membership units are not listed on an exchange or otherwise publicly traded. Additionally, the membership units are subject to significant restrictions on transfer under the registrant's operating and member control agreement. The value of the membership units for this purpose has been based solely upon the initial offering price of the membership units. In determining this value, the registrant has assumed that all of its governors, chief executive officer, chief financial officer and beneficial owners of 5% or more of its outstanding membership units are affiliates, but this assumption shall not apply to or be conclusive for any other purpose.
As of January 28, 2015, there were 30,606 membership units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant has incorporated by reference into Part III of this Annual Report on Form 10-K portions of its definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Annual Report (October 31, 2014). This proxy statement is referred to in this report as the 2015 Proxy Statement.

CAUTION REGARDING FORWARD LOOKING STATEMENTS

This annual report contains historical information, as well as forward-looking statements regarding our business, financial condition, results of operations, performance and prospects. All statements that are not historical or current facts are forward-looking statements and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks and relate to future events, our future financial performance, or our expected future operations and actions. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "future," "intend," "could," "hope," "predict," "target," "potential," or "continue" or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions based on current information and involve numerous assumptions, risks and uncertainties, including, but not limited to the following:

•	Fluctuations in the prices of grain, utilities and ethanol, which are affected by various factors including weather, production levels, supply, demand, and availability of production inputs;

•	Changes in the availability and price of corn and natural gas;

•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;

•	Fluctuations in the price of crude oil and gasoline;

•	Changes in federal and/or state laws and environmental regulations including elimination, waiver or reduction of the Renewable Fuels Standard, may have an adverse effect on our business;

•
Any delays in shipping our products by rail due to an increase in rail traffic congestion or delays in returning rail cars to our plant and any reductions of plant production due to ethanol storage capacity constraint;

•	Any shipping delays and corresponding decreases in our sales as a result of these shipping delays;

•
The supply of ethanol rail cars in the market has fluctuated in recent years and may affect our ability to obtain new tanker cars or negotiate new leases at a reasonable fee when our current leases expire;

•	Any impairment of the transportation, storage and blending infrastructure that prevents ethanol from reaching markets;

•	Any effect on prices of distillers’ grains resulting from actions in international markets, particularly China, limiting imports due to the present of genetically modified material;

•	Changes in our business strategy, capital improvements or development plans;

•	The effect of our risk mitigation strategies and hedging activities on our financial performance and cash flows;

•	Competition from alternative fuel additives;

•	Changes or advances in plant production capacity or technical difficulties in operating the plant;

•
Our ability to profitably operate the ethanol plant and maintain positive margins and generate free cash flow, which may impact our ability to meet current obligations, invest in our business, service our debt and satisfy the financial covenants contained in our credit agreement with our lender;

•	Changes in interest rates or the lack of credit availability;

•	Our ability to make distributions in light of financial covenants in our credit facility;

•	Our ability to retain key employees and maintain labor relations;

•	Our units are subject to a number of transfer restrictions, no public market exists for our units, and we do not expect one to develop.

Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons described in Part I, Item 1A. "Risk Factors" of this Form 10-K. We undertake no duty to update these forward-looking statements, even though our situation may change in the future. We cannot guarantee future results, levels of activity, performance or achievements.  We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report.  You should read this report and the documents that we reference in this report and have filed as exhibits, completely and with the understanding that our actual future results may be materially different from what we currently expect.  We qualify all of our forward-looking statements with these cautionary statements. Unless otherwise stated, references in this report to particular years or quarters refer to our fiscal years ended October 31 and the associated quarters of those fiscal years.

INDUSTRY AND MARKET DATA

Much of the information in this report regarding the ethanol industry, including government regulation relevant to the industry, the market for our products and competition is from information published by the Renewable Fuels Association ("RFA"), a national trade association for the United States ethanol industry, as well as other publicly available information from governmental agencies or publications. Although we believe these sources are reliable, we have not independently verified the information.

AVAILABLE INFORMATION

Our principal executive offices are located at 15045 Highway 23 SE, Granite Falls, Minnesota 56241, and our telephone number is 320-564-3100. We make available free of charge on or through our Internet website, www.granitefallsenergy.com, all of our reports and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (SEC). The Securities and Exchange Commission also maintains an Internet site (http://www.sec.gov) through which the public can access our reports. We will provide electronic or paper copies of these documents free of charge upon request.

PART I

When we use the terms "Granite Falls Energy", "we", "us", "our", the "Company", "GFE" or similar words in this Annual Report on Form 10-K, unless the context otherwise requires, we are referring to Granite Falls Energy, LLC and its wholly owned subsidiary, Project Viking, L.L.C. (through which it holds its controlling interest in Heron Lake BioEnergy, LLC). When we use the terms "Heron Lake BioEnergy", "Heron Lake", or "HLBE" or similar words, unless the context otherwise requires, we are referring to Heron Lake BioEnergy, LLC and its subsidiary, HLBE Pipeline Company, LLC (through which it holds its controlling interest in Agrinatural Gas, LLC).

ITEM 1.    BUSINESS

Overview

Granite Falls Energy, LLC is a Minnesota limited liability company formed on December 29, 2000. We are currently producing fuel-grade ethanol, distillers' grains, and non-edible crude corn oil for sale. Our plant has an annual production capacity of 60 million gallons of denatured ethanol, but is currently permitted to produce up to 70 million gallons of undenatured ethanol on a twelve month rolling sum basis. We intend to continue working toward increasing production to take advantage of the additional production allowed pursuant to our permit as long as we believe it is profitable to do so.

On July 31, 2013, we indirectly acquired a majority controlling interest in the outstanding membership units of Heron Lake BioEnergy, LLC, a Minnesota limited liability company, through our purchase of 100% of the membership units of Project Viking, L.L.C. (“Project Viking”), for a total purchase price of $17,024,500. Immediately following the closing of the transaction, Project Viking owned 24,080,949 Class A units and 15,000,000 Class B units of HLBE, for a total of 39,080,949 units, or 63.3% of the 61,697,104 total HLBE units outstanding, held an aggregate principal amount of $102,000 of convertible subordinated notes from HLBE. In September 2013, we converted all of Project Viking's convertible subordinated notes in HLBE to equity. This conversion, combined with other such conversions by third parties and sales of additional equity by HLBE to third parties, resulted in Project Viking's ownership of 60.8% of the outstanding membership units of HLBE as of October 31, 2013. In July 2014, HLBE redeemed all of its outstanding convertible subordinated notes, by issuing 13,120,000 Class A units of HLBE to the holders of approximately $3,936,000 million principal amount of the Notes that elected conversion of the principal to units and paying cash to redeem the remaining principal amount. As a result of this redemption and issuance of units, Project Viking's percentage ownership in HLBE was reduced to approximately 50.6%. As of January 28, 2015, we own approximately 50.6% of the outstanding membership units of HLBE. Notwithstanding this dilution, as a result of our majority ownership, we have the right to appoint five (5) of the nine (9) governors to HLBE's board of governors under its member control agreement.

HLBE, now a majority owned subsidiary, owns a dry mill fuel-grade ethanol plant in Heron Lake, Minnesota. HLBE's plant has a annual production capacity of, and is permitted to produce up to, 59.2 million gallons of ethanol per year. The HLBE plant was originally constructed as a coal fired plant but was converted to natural gas in November 2011.  Since beginning operation of its ethanol plant on September 21, 2007, HLBE's primary business has been the production and sale of ethanol and co-products, including dried distillers' grains and since February 2012, non-edible corn oil.

HLBE owns a controlling 73% interest in Agrinatural Gas, LLC ("Agrinatural"), through its wholly owned subsidiary, HLBE Pipeline Company, LLC. The remaining 27% minority interest is owned by Rural Energy Solutions, LLC. Agrinatural is a natural gas pipeline company that was formed to construct, own, and operate the natural gas pipeline that provides natural gas to HLBE's ethanol production facility and other customers through a connection with the natural gas pipeline facilities of Northern Border Pipeline Company in Cottonwood County, Minnesota. Rural Energy Solutions, LLC owns the remaining 27% minority interest in Agrinatural.

Subsequent to the end of our 2014 fiscal year, on December 18, 2014, our board of governors declared a distribution of $1,050 per membership unit for a total of approximately $32.1 million to be paid to members of record as of December 18, 2014. The distribution was paid on January 9, 2015. Based on the covenants contained in our credit facilities, the foregoing distribution was approved by our lender prior to distribution.

Additionally, on December 18, 2014, HLBE's board of governors declared a distribution of $0.12 per membership unit to a total of approximately $9.4 million to be paid to HLBE's members of record as of December 18, 2014. Based on our unit ownership in HLBE, GFE's share of the HLBE distribution was $4.7 million. The distribution was paid on January 19, 2015. Based on the covenants contained in its credit facilities, the foregoing distribution was approved by HLBE's lender prior to distribution.

Operating Segments

Accounting Standards Codification (ASC) 280, “Segment Reporting,” establishes the standards for reporting information about segments in financial statements. Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Our revenues from operations come from three primary sources: sales of fuel ethanol, sales of distillers' grains and sales of corn oil at GFE's ethanol plant and HLBE's ethanol plant. Therefore, in applying the criteria set forth in ASC 280, the Company determined that based on the nature of the products and production process and the expected financial results, the Company’s operations at its ethanol plant and HLBE's plant, including the production and sale of ethanol and its co-products, are aggregated into one reporting segment.

Additionally, we also realize relatively immaterial revenue from natural gas pipeline operations at HLBE's majority owned subsidiary, Agrinatural. These revenues from Agrinatural's represent less than less than 1% of our consolidated revenues and have little to no impact on the overall performance of the Company. Therefore, our management does not separately review Agrinatural's revenues, cost of sales or other operating performance information. Rather, management reviews Agrinatural's natural gas pipeline financial data on a consolidated basis with our ethanol production operating segment. Additionally, management believes that the presentation of separate operating performance information for Agrinatural's natural gas pipeline operations would not provide meaningful information to a reader of the Company’s financial statements and would not achieve the basic principles and objectives of ASC 280.

We currently do not have or anticipate we will have any other lines of business or other significant sources of revenue other than the sale of ethanol and its co-products, which include distillers' grains and non-edible corn oil.

Financial Information

Please refer to “Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations” for information about our revenue, profit and loss measurements, and total assets and liabilities and “Item 8 - Financial Statements and Supplementary Data” for our consolidated financial statements and supplementary data.

Principal Products

The principal products from ethanol production at our plant and HLBE's plant, and from which we derive nearly all are revenue, are fuel-grade ethanol, distillers' grains, and non-edible corn oil. In addition, HLBE's plant also has miscellaneous other revenue generated by sales of corn syrup, a by-product of the ethanol production process, and revenues from Agrinatural's natural gas pipeline operations. We did not introduce any new products or services as part of our ethanol production segment during our fiscal year ended October 31, 2014.

The table below shows the approximate percentage of our total revenue which is attributable to each of our principal products for each of the last three fiscal years.

	Fiscal Year 2014	Fiscal Year 2013	Fiscal Year 2012
Ethanol	80.1%	77.2%	79.1%
Distillers' Grains	17.1%	19.7%	18.4%
Corn Oil	2.3%	2.9%	2.5%
Misc. Other Revenue	0.5%	0.2%	—%

Ethanol

Ethanol is a type of alcohol produced in the United States principally from corn. Ethanol is ethyl alcohol, a fuel component made primarily from corn in the United States but can also be produced from various other grains. Ethanol is primarily used as:
•an octane enhancer in fuels;
•an oxygenated fuel additive that can reduce ozone and carbon monoxide vehicle emissions;
•a non-petroleum-based gasoline substitute; and
•as a renewable fuel to displace consumption of imported oil.

Ethanol produced in the United States is primarily used for blending with unleaded gasoline and other fuel products as an octane enhancer or fuel additive. Ethanol is most commonly sold as E10 (10% ethanol and 90%gasoline), which is the blend of ethanol approved by the EPA for use in all American automobiles. Increasingly, ethanol is also available as E85, a higher percentage ethanol blend (85% ethanol and 15% gasoline) approved by the EPA for use in flexible fuel vehicles.

The principal markets for our ethanol are petroleum terminals in the continental United States. The principal purchasers of ethanol are generally wholesale gasoline distributors or blenders.

Distillers' Grains

The principal co-product of the ethanol production process is distillers' grains, a high protein and high-energy animal feed ingredient primarily marketed to the dairy, swine, poultry and beef industries. Distillers grains contain by-pass protein that is superior to other protein supplements such as cottonseed meal and soybean meal. By-pass proteins are more digestible to the animal, thus generating greater lactation in milk cows and greater weight gain in beef cattle and swine. Distillers grains can also be included in the rations of breeder hens and laying hens which can potentially contain up to 20% and 15% percent distillers' grains, respectively.

Dry mill ethanol processing creates three primary forms of distillers' grains: wet distillers' grains, modified wet distillers' grains, and dried distillers' grains with solubles. Most of the distillers' grains that we sell are in the form of dried distillers' grains. Dried distillers' grains with solubles are corn mash that has been dried to approximately 10% moisture. It has an almost indefinite shelf life and may be sold and shipped to any market and fed to almost all types of livestock.

Corn Oil

Since the installation of a corn oil extraction system in May 2008 at the GFE plant and in February 2012 at the HLBE plant, we have been able to extract non-edible crude corn oil during the thin stillage evaporation process immediately prior to production of distillers’ grains. Corn oil is produced by processing evaporated thin stillage through a disk stack style centrifuge. Corn oil has a lower density than the water or solids that make up the corn syrup. The centrifuges separate the relatively light oil from the heavier components of the corn syrup, eliminating the need for significant retention time. Corn oil is used primarily as a biodiesel feedstock and as a supplement for animal feed.

Generally, we return the de-oiled syrup into the production process adding it to the modified, or dry distillers’ grains during the drying process. However, HLBE occasionally sells excess corn syrup in liquid syrup form to livestock feeders. Excess syrup results from a plant upset, or when the amount of syrup produced during evaporation process exceeds our distillers' grains' dryer capacity. Corn syrup is used primarily as a feed additive to moisten dry feed stuffs such as hay.

Principal Product Markets

As described below in “Distribution of Principal Products,” we market and distribute all of our ethanol and all of our distillers' grains shipped by rail through professional third party marketers. Our ethanol and distillers' grains marketers make all decisions with regard to where our products are marketed. Our ethanol and distillers' grains are primarily sold in the domestic market. As distillers' grains become more accepted as an animal feed substitute throughout the world, distillers' grains exporting may increase.

We expect our ethanol and distillers' grains marketers to explore all markets for our products, including export markets. However, due to high transportation costs, and the fact that we are not located near a major international shipping port, we expect our products to continue to be marketed primarily domestically.

Ethanol Markets

There are local, regional, national, and international markets for ethanol. Typically, a regional market is one that is outside of the local market, yet within the neighboring states. Some regional markets include large cities that are subject to anti-smog measures in either carbon monoxide or ozone non-attainment areas, or that have implemented oxygenated gasoline programs, such as Chicago, St. Louis, Denver, and Minneapolis. We consider our primary regional market to be large cities within a 450-mile radius of our ethanol plant. In the national ethanol market, the highest demand by volume is primarily in the southern United States and the east and west coast regions.

The markets in which our ethanol is sold will depend primarily upon the efforts of Eco-Energy, which buys and markets our ethanol. However, we believe that local markets will be limited and must typically be evaluated on a case-by-case basis. Although local markets will be the easiest to service, they may be oversold because of the number of ethanol producers near our plant, which may depress the price of ethanol in those markets.

We transport our ethanol primarily by rail. In addition to rail, we service certain regional markets by truck from time to time. We believe that regional pricing tends to follow national pricing less the freight difference.

Over the past several years, there has been an increase in rail traffic congestion throughout the United States primarily due to the increase in cargo trains carrying shale oil from the North Dakota Bakkan oil fields. This congestion has affected many ethanol plants' ability to ship ethanol on a timely basis and caused those plants to slow or suspend production. As of the date of this report, our plant has not experienced any material delays from the rail congestion problems. Delays in returning rail cars to our plants may affect our ability to operate our plants at full capacity due to ethanol storage capacity constraints.

Distillers' Grains Markets

We sell distillers' grains as animal feed for beef and dairy cattle, poultry, and hogs. Most of the distillers' grains that we sell are in the form of dried distillers' grains. Currently, the United States ethanol industry exports a significant amount of dried distiller grains. During our 2014 fiscal year, one of the largest importers of United States distiller grains was China. In June 2014, China announced that it would stop issuing import permits for United States distillers' grains due to the presence of a genetically modified trait, MIR 162, which is found in Syngenta AG's Agrisure Viptera corn and was not approved by China for import. As a result, China has not approved United States distillers' grains imports since June 2014 and caused a drop in distillers' grains prices. However, on December 17, 2014, the United States Secretary of Agriculture announced that Chinese officials had advised him that China would be lifting the ban on MIR162. Subsequently, Syngenta publicly confirmed that it received the safety certificate for its Agrisure Viptera trait from China's regulatory authorities, formally granting import approval for distillers' grains made from AgrisureViptera corn. As of the date of this report, it is unclear when Chinese imports will resume or at what volume level. Any future bans by China or other importing countries could have the effect of decreasing demand for distillers’ grains and declines in the price of distillers' grains in the United States, which could impact our ability to profitably operate.

We also sell modified wet distillers' grains, which typically have a shelf life of a maximum of fourteen days. This provides for a much smaller, more local market and makes the timing of its sale critical. Further, because of its moisture content, the modified wet distillers' grains are heavier and more difficult to handle. The customer must be close enough to justify the additional handling and shipping costs. As a result, modified wet distillers' grains are principally sold only to local feedlots and livestock operations.

Various factors affect the price of distillers' grain, including, among others, the price of corn, soybean meal and other alternative feed products, the performance or value of distillers' grains in a particular feed market, and the supply and demand within the market. Like other commodities, the price of distillers' grains can fluctuate significantly.

Corn Oil Markets

Our corn oil is primarily sold to diesel manufacturers and, to a lesser extent, feed lot and poultry markets. We generally transport our corn oil by truck to users located primarily in the upper Midwest.

Distribution of Principal Products

Our ethanol plant is located near Granite Falls, Minnesota, in Chippewa County. We selected the Granite Falls site because of its accessibility to road and rail transportation and its proximity to grain supplies. It is served by the TC&W Railway which provides connection to the Canadian Pacific and Burlington Northern Santa Fe Railroads. The completion of our rail loop during our 2012 fiscal year enables us to load unit trains. Our site is in close proximity to major highways that connect to major population centers such as Minneapolis, Minnesota; Chicago, Illinois; and Detroit, Michigan.

The ethanol plant owned by HLBE is located near Heron Lake, Minnesota. The HBLE ethanol plant has the facilities necessary to load ethanol and distillers' grains onto trucks and rail cars. It is served by the Union Pacific Railroad. HLBE's site is also in close proximity to major highways that connect to major population centers such as Minneapolis, Minnesota; Chicago, Illinois; and Detroit, Michigan.

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

Distillers' Grains Distribution

Since February 1, 2011, Renewable Products Marketing Group, LLC (“RPMG”) has served as the distillers' grains marketer for our Granite Falls plant. Pursuant to this agreement, RPMG markets all the distillers' grains produced at our Granite Falls plant.

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

New Products and Services

We did not introduce any new products or services during our fiscal year ended October 31, 2014.

Dependence on One or a Few Major Customers

As discussed above, we have exclusive ethanol marketing agreements with Eco-Energy. Additionally, we have agreements RPMG and Gavilon to market all of the distillers' grains produced at our plant and HLBE's plant, respectively and with RPMG to market all of the corn oil. We rely on Eco-Energy, RPMG and Gavilon for the sale and distribution of all of our products, therefore, we are highly dependent on Eco-Energy, RPMG and Gavilon for the successful marketing of our products. Any loss of these companies as our marketing agents for our ethanol, distillers' grains, or corn oil could have a negative impact on our revenues.

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

Pricing of Corn and Ethanol

We expect that ethanol sales will represent our primary revenue source and corn will represent our primary component of cost of goods sold. Therefore, changes in the price at which we can sell the ethanol we produce and the price at which we buy corn for our ethanol plant present significant operational risks inherent in our business.

Generally, the price at which ethanol can be sold does not track with the price at which corn can be bought. Historically, ethanol prices have tended to correlate with wholesale gasoline prices, with demand for and the price of ethanol increasing as supplies of petroleum decreased or appeared to be threatened, crude oil prices increased and wholesale gasoline prices increased. However, the prices of both ethanol and corn do not always follow historical trends. Trends in ethanol prices and corn prices are subject to a number of factors and are difficult to predict.

Hedging

We may hedge anticipated corn purchases and ethanol and distillers' grain sales through a variety of mechanisms.

The grain supply for our Granite Falls plant is obtained from Farmers Cooperative Elevator Company ("FCE"), our exclusive grain procurement agent. HLBE purchases its corn directly from grain elevators, farmers, and local dealers within approximately 80 miles of Heron Lake, Minnesota. To hedge a portion of our exposure to corn price risk, we may buy and sell futures and options positions on the CBOT. In addition, our facilities have significant corn storage capacity.

Eco-Energy is the exclusive marketer for all of the ethanol produced at our facilities. To mitigate ethanol price risk and to obtain the best margins on ethanol that is marketed and sold by our marketer, we may utilize ethanol swaps, over-the-counter ("OTC") ethanol swaps, or OTC ethanol options that are typically settled in cash, rather than gallons of the ethanol we produce.

Our marketing and risk management committee assists the board and our risk management personnel to, among other things, establish appropriate policies and strategies for hedging and enterprise risk.

Sources and Availability of Raw Materials

The primary raw materials used in the production of ethanol at our plant are corn and natural gas. Our ethanol plant also requires significant and uninterrupted amounts of electricity and water. We have entered into agreements for our supply of electricity, natural gas, and water.

Corn Supply

The cost of corn represented approximately 71.0%, 82.5% and 84.7% of our cost of sales for the years ended October 31, 2014, 2013, and 2012, respectively.

Ethanol production requires substantial amounts of corn. To produce approximately 60 million gallons of undenatured ethanol per year our Granite Falls ethanol plant needs approximately 21.5 million bushels of corn per year, or approximately 60,000 bushels per day, as the feedstock for its dry milling process. At the GFE ethanol plant, we have the ability to store approximately 10 days of corn supply. The grain supply for our Granite Falls plant is obtained from FCE, our exclusive grain procurement agent. Our members are not obligated to deliver corn to our Granite Falls plant. We will be forced to seek alternative corn suppliers if FCE cannot meet our needs. The term of our agreement with FCE expires in November 2017.

The HLBE ethanol plant requires approximately 21.0 million bushels of corn per year. HLBE's members are not obligated to deliver corn to HLBE. Typically, HLBE purchases its corn directly from grain elevators, farmers, and local dealers within approximately 80 miles of Heron Lake, Minnesota.

Generally, higher corn prices will produce lower profit margins and, therefore, negatively affect our financial performance. If a period of high corn prices were to be sustained for some time, such pricing may reduce our ability to operate profitably because of the higher cost of operating our plants. We may not be able to offset any increase in the price of corn by increasing the price of our products. If we cannot offset increases in the price of corn, our financial performance may be negatively affected.

We generally purchase corn for both the GFE and HLBE plants through cash fixed-price and basis contracts and may utilize hedging positions in the corn futures market for a portion of our corn requirements to manage the risk of excessive corn price fluctuations. Our fixed-price forward contracts specify the amount of corn, the price and the time period over which the corn is to be delivered. These forward contracts are at fixed prices or prices based on the Chicago Board of Trade (CBOT) prices.

Our corn requirements can be forward contracted on either a fixed-price basis or futures only contracts. The parameters of these contracts are based on the local supply and demand situation and the seasonality of the price. We also purchase a portion of our corn on a spot basis.

The price and availability of corn is subject to significant fluctuation depending upon a number of factors that affect commodity prices generally. These include, among others, crop conditions, crop production, weather, government programs, and export demands. We can attempt to mitigate fluctuations in the corn and ethanol markets by locking in a favorable margin through the use of hedging activities, including forward contracts. However, we are not always presented with an opportunity to lock in a favorable margin and our plant's profitability may be negatively impacted during periods of high grain prices.

Utilities

Natural Gas

Natural gas is a significant input to our manufacturing process. The cost of natural gas represented approximately 9.4%, 4.2% and 3.4% of our cost of sales for the years ended October 31, 2014, 2013, and 2012, respectively.

At our Granite Falls plant, we pay Center Point Energy/Minnegasco a per unit fee to move the natural gas through the pipeline, and we have guaranteed to move a minimum of 1,400,000 mmBTU annually through December 31, 2015, which is the ending date of the agreement. We also have an agreement with U.S. Energy Services, Inc. On our behalf, U.S. Energy Services procures contracts with various natural gas vendors to supply the natural gas necessary to operate the plant. We determined that sourcing our natural gas from a variety of vendors is more cost-efficient than using an exclusive supplier.

HLBE has a facilities agreement with Northern Border Pipeline Company, which allows HLBE to access to an existing interstate natural gas pipeline located approximately 16 miles north from its plant. HLBE has entered into a firm natural gas transportation agreement with its majority owned subsidiary, Agrinatural. Under the terms of the firm natural gas transportation agreement, Agrinatural will provide natural gas to the HLBE plant with a specified price per MMBTU for an initial term of 10 years, with two automatic renewal options for five years periods. On July 1, 2014, HLBE entered into an amendment of this agreement pursuant to which it agreed on an early exercise of one of the two automatic five-year term renewals thereby extending the term of the firm natural gas transportation agreement to October 31, 2021. HLBE also has a base agreement for the sale and purchase of natural gas with Constellation NewEnergy—Gas Division, LLC ("Constellation"). HLBE buys all of its natural gas from Constellation and this agreement runs October 31, 2015.

The prices for and availability of natural gas are subject to volatile market conditions.  These market conditions often are affected by factors beyond our control such as higher prices as a result of colder than average weather conditions or natural disasters, overall economic conditions and foreign and domestic governmental regulations and relations.  Significant disruptions in the supply of natural gas could impair our ability to manufacture ethanol and more significantly, dried distillers' grains for our customers.  Furthermore, increases in natural gas prices or changes in our natural gas costs relative to natural gas costs paid by competitors may adversely affect our results of operations and financial condition.

Electricity

Our plants require a continuous supply of electricity. We have agreements in place to supply electricity to our plants.

Water

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

Patents, Trademarks, Licenses, Franchises and Concessions

We do not currently hold any patents, trademarks, franchises, or concessions. We were granted a license by ICM, Inc. ("ICM") to use certain ethanol production technology necessary to operate our ethanol plant. The cost of the license granted by ICM was included in the amount we paid to Fagen, Inc. to design and build our ethanol plant.

Competition

Producers of Ethanol

We sell our ethanol in a highly competitive market. Ethanol is a commodity product where competition in the industry is predominantly based on price.

We are in direct competition with numerous ethanol producers, many of whom have greater resources than we do. While management believes we are a lower cost producer of ethanol, some of these producers are, among other things, capable of producing a significantly greater amount of ethanol or own or manage more ethanol than we do which that may help them achieve certain benefits that we could not achieve with our ethanol plants. Further, new products or methods of ethanol production developed by larger and better-financed competitors could provide them competitive advantages over us and harm our business.

Following the significant growth in the ethanol industry during 2005 and 2006, the ethanol industry has grown at a much slower pace. As of December 11, 2014, the RFA estimates that there are 213 ethanol production facilities in the United States with capacity to produce approximately 15 billion gallons of ethanol and another 3 plants under expansion or construction with capacity to produce an additional 100 million gallons per year. However, the RFA estimates that approximately 3% of the ethanol production capacity in the United States was not operating as of December 11, 2014.

The largest ethanol producers include: Abengoa Bioenergy Corp.; Archer Daniels Midland Company; Cargill, Inc.; Flint Hills Resources, LP; Green Plains, Inc.; POET, LLC and Valero Renewable Fuels, each of which are capable of producing significantly more ethanol than we produce. These larger ethanol producers may be able to take advantages of economies of scale due to their larger size and increased bargaining power with both customers and raw material suppliers. This could put us at a competitive disadvantage to other ethanol producers.

The following table identifies the largest ethanol producers in the United States along with their production capacities.

UNITED STATES FUEL ETHANOL PRODUCTION CAPACITY BY TOP PRODUCERS
Producers of Approximately 1,000 million gallons per year (mmgy) or more

Company	Nameplate Capacity (mmgy)
Archer Daniels Midland	1,762
POET Biorefining	1,626
Valero Renewable Fuels	1,240
Green Plains, Inc.	1,004
Flint Hills Resources LP	760
Abengoa Bioenergy Corp.	403
Cargill, Inc.	345
Updated: December 11, 2014, Renewable Fuels Association

A majority of the United States ethanol plants, and therefore, the greatest number of gallons of ethanol production capacity, are concentrated in the corn-producing states of Iowa, Nebraska, Illinois, Indiana, Minnesota, South Dakota, Ohio, Wisconsin, Kansas, and North Dakota. Below is the United States ethanol production by state in millions of gallons for the ten states with the most total ethanol production as of December 2014:

State	Nameplate	Operating	Under Construction/ Expansion	Total
Iowa	3,963	3,958	52	4,105
Nebraska	1,992	1,897	—	1,992
Illinois	1,421	1,384	—	1,421
Indiana	1,148	936	—	1,148
Minnesota	1,147	1,129	—	1,147
South Dakota	1,019	1,019	—	1,019
Ohio	528	528		528
Wisconsin	506	506	5	511
Kansas	504	479	45	549
North Dakota	360	360	65	425
Total	12,588	12,196	167	12,845
Source: Renewable Fuels Association, 2014 Ethanol Industry Outlook

Because Minnesota is one of the top producers of ethanol in the United States, we face increased competition because of the location of our ethanol plants. There are eight ethanol plants within an approximate 50 mile radius of the HLBE plant with a combined ethanol capacity of 562 million gallons and five ethanol plants within an approximate radius of the GFE plant with a combined ethanol capacity of 290 million gallons. Therefore, we compete with other local ethanol producers both for markets in Minnesota and markets in other states. We believe that we are able to reach the best available markets through the use of our experienced marketer and by the rail delivery methods we use. We believe that we can compete favorably with other ethanol producers due to our proximity to ample grain, natural gas, electricity and water supplies at favorable prices.

In addition to intense competition with local, regional, and national producers of ethanol, we have faced increased competition from imported ethanol and foreign producers of ethanol due to the expiration of the 2.5 percent ad valorem tax and an additional 54 cents a gallon surcharge in December 2011. Large international companies have developed, or are developing, increased foreign ethanol production capacities. Brazil is the world’s second largest ethanol producer. Brazil’s ethanol production is sugarcane based, as opposed to corn based.

We anticipate increased competition from renewable fuels that do not use corn as the feedstock. Many of the current ethanol production incentives are designed to encourage the production of renewable fuels using raw materials other than corn. One type of ethanol production feedstock that is being explored is cellulose. Cellulose is found in wood chips, corn stalks, and rice straw, amongst other common plants. Several companies and researchers have commenced pilot projects to study the feasibility of commercially producing cellulosic ethanol and some companies have started constructing commercial scale plants. If this technology can be profitably employed on a commercial scale, it could potentially lead to ethanol that is less expensive to produce than corn based ethanol, especially when corn prices are high. Cellulosic ethanol may also capture more government subsidies and assistance than corn based ethanol. This could decrease demand for our product or result in competitive disadvantages for our ethanol production process.

Producers of Other Fuel Additives and Alternative Fuels

In addition to competing with ethanol producers, we also compete with producers of other gasoline oxygenates. Many gasoline oxygenates are produced by other companies, including oil companies, that have far greater resources than we have. Historically, as a gasoline oxygenate, ethanol primarily competed with two gasoline oxygenates, both of which are ether-based: MTBE (methyl tertiary butyl ether) and ETBE (ethyl tertiary butyl ether). Many states have enacted legislation prohibiting the sale of gasoline containing certain levels of MTBE or are phasing out the use of MTBE because of health and environmental concerns. As a result, national use of MTBE has decreased significantly in recent years. Use of ethanol now exceeds that of MTBE and ETBE as a gasoline oxygenate.

While ethanol has displaced these two gasoline oxygenates, the development of ethers intended for use as oxygenates is continuing and we will compete with producers of any future ethers used as oxygenates.

A number of automotive, industrial and power generation manufacturers are developing alternative clean power systems, both for vehicles and other applications, using fuel cells, plug-in hybrids, electric cars, or clean-burning gaseous fuels. Like ethanol, the emerging fuel cell industry offers a technological option to address worldwide energy costs, the long-term availability of petroleum reserves, and environmental concerns. Fuel cells have emerged as a potential alternative to certain existing power sources because of their higher efficiency, reduced noise and lower emissions. Fuel cell industry participants are currently targeting the transportation, stationary power, and portable power markets in order to decrease fuel costs, lessen dependence on crude oil, and reduce harmful emissions. If the fuel cell industry continues to expand and gain broad acceptance and becomes readily available to consumers for motor vehicle use, we may not be able to compete effectively. This additional competition could reduce the demand for ethanol, which would negatively impact our profitability.

Additionally, there are more than a dozen alternative and advanced fuels currently in development, production or use, including the following alternative fuels that, like ethanol, have been or are currently commercially available for vehicles:

•	biodiesel

•	electricity

•	hydrogen

•	methanol

•	natural gas

•	propane

Several emerging fuels are currently under development. Many of these fuels are also considered alternative fuels and may have other benefits such as reduced emissions or decreasing dependence upon oil. Examples of emerging fuels include:

•
Biobutanol: Like ethanol, biobutanol is an alcohol that can be produced through the processing of domestically grown crops, such as corn and sugar beets, and other biomass, such as fast-growing grasses and agricultural waste products.

•
Biogas: Biogas is produced from the anaerobic digestion of organic matter such as animal manure, sewage, and municipal solid waste. After it is processed to required standards of purity, biogas becomes a renewable substitute for natural gas and can be used to fuel natural gas vehicles.

•	Fischer-Tropsch Diesel: Diesel made by converting gaseous hydrocarbons, such as natural gas and gasified coal or biomass, into liquid fuel, including transportation fuel.

•	Hydrogenation-Derived Renewable Diesel (HDRD): The product of fats or vegetable oils—alone or blended with petroleum—that has been refined in an oil refinery.

•	P-Series: A blend of natural gas liquids (pentanes plus), ethanol, and the biomass-derived co-solvent methyltetrahydrofuran (MeTHF) formulated to be used in flexible fuel vehicles.

•
Ultra-Low Sulfur Diesel: This is diesel fuel with 15 parts per million or lower sulfur content. This ultra-low sulfur content enables the use of advanced emission control technologies on vehicles using ULSD fuels produced from non-petroleum and renewable sources that are considered alternative fuels.

Additionally, there are developed and developing technologies for converting natural gas, coal, and biomass to liquid fuel, including transportation fuels such as gasoline, diesel, and methanol. We expect that competition will increase between ethanol producers and producers of these or other newly developed alternative fuels or power systems, especially to the extent they are used in similar applications such as vehicles.

Producers of Distillers' Grains

The amount of distillers' grains produced annually in North America has increased significantly as the number of ethanol plants increased. We compete with other producers of distillers' grains products both locally and nationally, with more intense competition for sales of distillers' grains among ethanol producers in close proximity to our ethanol plants. As of the date of this report there are eight ethanol plants within an approximate 50 mile radius of the HLBE plant with a combined distillers grain production capacity of 1.5 million tons and five ethanol plants within an approximate radius of the GFE plant with a combined distillers grains production capacity of 893,000 tons. These competitors may be more likely to sell to the same markets that we target for our distillers' grains.

Additionally, distillers' grains compete with other feed formulations, including corn gluten feed, dry brewers' grain, and mill feeds. The primary value of these products as animal feed is their protein content. Dry brewers' grain and distillers' grains have about the same protein content, and corn gluten feed and mill feeds have slightly lower protein contents. Distillers' grains contain nutrients, fat content, and fiber that we believe will differentiate our distillers' grains products from other feed formulations. However, producers of other forms of animal feed may also have greater experience and resources than we do, and their products may have greater acceptance among producers of beef and dairy cattle, poultry, and hogs.

Competition for Corn

We will compete with ethanol producers in close proximity for the supplies of corn we will require to operate our plants. The existence of other ethanol plants, particularly those in close proximity to our plants, increase the demand for corn and may result in higher costs for supplies of corn. There are eight ethanol plants within an approximate 50 mile radius of HLBE's plant that will use approximately 201 million bushels of corn during production, assuming they are operating at their name plate capacity, and five ethanol plants within an approximate radius of the GFE plant that will use approximately 105 million bushels of corn during production, assuming they are operating at their name plate capacity.

We compete with other users of corn, including ethanol producers regionally and nationally, producers of food and food ingredients for human consumption (such as high fructose corn syrup, starches, and sweeteners), producers of animal feed and industrial users.

Competition for Personnel

We will also compete with ethanol producers in close proximity for the personnel we will require to operate our plants. The existence and development of other ethanol plants will increase competition for qualified managers, engineers, operators and other personnel. We also compete for personnel with businesses other than ethanol producers and with businesses located within the Granite Falls and Heron Lake, Minnesota communities.

Demand for Ethanol

In recent years, the demand for ethanol has increased, particularly in the upper Midwest, in part because of two major programs established by the Clean Air Act Amendments of 1990: the Oxygenated Gasoline Program and the Reformulated Gasoline Program. Under these programs, an additive (oxygenate) is required to be blended with gasoline used in areas with excessive carbon monoxide or ozone pollution to help mitigate these conditions. Because of the potential health and environmental issues associated with methyl tertiary butyl ether ("MTBE") and the actions of the United States Environmental Protection Agency (the "EPA"), ethanol is now used as the primary oxygenate in those areas requiring an oxygenate additive pursuant to state or federal law. A clean air additive is a substance that, when added to gasoline, reduces tailpipe emissions, resulting in improved air quality characteristics. Ethanol contains 35% oxygen, approximately twice that of MTBE, a historically used oxygenate. The additional oxygen found in ethanol results in more complete combustion of the fuel in the engine cylinder, which reduces tailpipe emissions by as much as 30%, including a 12% reduction in volatile organic compound emissions when blended at a 10% level. Pure ethanol, which is non-toxic, water soluble and biodegradable, replaces some of the harmful gasoline components, including benzene. The United States consumes approximately 135-140 billion gallons of gasoline a year. More than 95% of those gallons were blended with ethanol, predominantly at the E10 level.

Many in the ethanol industry believe that it will be difficult to meet the federal Renewable Fuels Standard ("RFS") renewable volume obligations in future years without an increase in the percentage of ethanol that can be blended with gasoline for use in standard (non-flex fuel) vehicles. This is commonly referred to as the “blend wall,” which represents a theoretical limit where more ethanol cannot be blended into the national gasoline pool. This is a theoretical limit because it is believed that it would not be possible to blend ethanol into every gallon of gasoline that is being used in the United States and it discounts the possibility of additional ethanol used in higher percentage blends such as E85 used in flex fuel vehicles.

We believe that the "blend wall" is one of the most critical governmental policies currently facing the ethanol industry. The "blend wall" arises because of several conflicting requirements. First, the renewable fuels standards dictate a continuing increase in the amount of ethanol blended into the national gasoline supply requiring 36 billion gallons of renewable fuels be used annually by 2022. Second, the EPA mandates a limit of 10% ethanol inclusion in non-flex fuel vehicles. E10 is the most common ethanol blend sold and the only blend the EPA has approved for use in all American automobiles. There is growing availability of E85 (85% ethanol and 15% gasoline) for use in flexible fuel vehicles, however it is limited due to lacking infrastructure. In addition, the industry has been working to introduce E15 to the retail market since the EPA issued final approval in 2012 for the sale and use of E15 ethanol blends in light duty passenger vehicles model year 2001 and newer. Since that time, our application with the EPA to register ethanol for use in making

E15 has also been approved, as well as 81 other fuel manufacturers according to EPA data. However, wide spread adoption of E15 is hampered by regulatory and infrastructure hurdles in many states, as well as consumer acceptance. To date only thirteen states have approved the commercial sale of E15. As such, we do not anticipate that E15 will impact ethanol demand or pricing in the near term. Additionally, sales of E15 may be limited because: (i) it is not approved for use in all vehicles; (ii) the EPA requires a label that management believes may discourage consumers from using E15; and (iii) retailers may choose not to sell E15 due to concerns regarding liability. In addition, different gasoline blendstocks may be required at certain times of the year in order to use E15 due to federal regulations related to fuel evaporative emissions. This may prevent E15 from being used during certain times of the year in various states. As a result, management believes that E15 may not have an immediate impact on ethanol demand in the United States. Rather, management believes consumer acceptance of E15 and flex fuel vehicles, along with continued growth of E85, is necessary before ethanol can achieve any market growth beyond the blend wall. As industry production capacity reaches the blend wall, the supply of ethanol in the market may surpass the demand which in turn may negatively impact prices.

Government Ethanol Supports

In addition to demand for ethanol as an oxygenate, ethanol demand has increased because of the adoption of federal and, to some extent, state ethanol support. The primary federal ethanol support is the federal RFS. The RFS is a national program that does not require that any renewable fuels be used in any particular area or state, allowing refiners to use renewable fuel blends in those areas where it is most cost-effective. The RFS requires that in each year, a certain amount of renewable fuels must be used in the United States. The RFS is a national program that does not require that any renewable fuels be used in any particular area or state, allowing refiners to use renewable fuel blends in those areas where it is most cost-effective.

The first RFS program ("RFS1") was introduced through the Energy Policy Act of 2005. RFS1 required 7.5 billion gallons of renewable fuel to be blended into gasoline by 2012. With the passage of the Energy Independence and Security Act of 2007, Congress made several important revisions to the RFS and required the EPA to promulgate new regulations to implement these changes ("RFS2"). Starting in 2009, the RFS2 required that a portion of the RFS must be met by certain “advanced” renewable fuels. These advanced renewable fuels include ethanol that is not made from corn, such as cellulosic ethanol and biomass based biodiesel. The use of these advanced renewable fuels increases each year as a percentage of the total renewable fuels required to be used in the United States. The RFS2 requirement for corn-based ethanol, such as the ethanol we produce, is capped at 15 billion gallons starting in 2015. In February 2010, the EPA established the revised annual renewable fuel standard and made the necessary program modifications as set forth in the Energy Independence and Security Act of 2007. Further, for the first time, the EPA set volume standards for specific categories of renewable fuels including cellulosic, biomass-based diesel, and total advanced renewable fuels. In order to qualify for these new volume categories, fuels must demonstrate that they meet certain minimum greenhouse gas reduction standards, based on a lifecycle assessment, in comparison to the petroleum fuels they displace. Our ethanol does not qualify for the new volume categories of renewable fuels and therefore, the total renewable fuel requirement for each year will be most relevant to the demand for, and required use of, ethanol such as ours.

The RFS2 requirement increases incrementally each year until the United States is required to use 36 billion gallons of renewable fuels by 2022. The RFS2 statutory volume requirement for 2014 is approximately 18.15 billion gallons, of which corn based ethanol can be used to satisfy approximately 14.4 billion gallons. The RFS statutory volume requirement for 2015 is approximately 20.5 billion gallons, of which corn based ethanol can be used to satisfy approximately 15 billion gallons. However, the EPA has the authority to waive the RFS2 statutory volume requirement, in whole or in part, provided one of the following two conditions have been met: (1) there is inadequate domestic renewable fuel supply; or (2) implementation of the requirement would severely harm the economy or environment of a state, region or the United States. Annually, the EPA passes a rule that establishes the number of gallons of different types of renewable fuels that must be used in the United States which is called the renewable volume obligations ("RVO").

For 2013, the RVO for corn-based ethanol was approximately 13.8 billion gallons, and the RVO for 2014 for corn-based ethanol was expected to be 14.4 billion gallons. In November 2013, the EPA issued a proposed rule that would reduce the 2014 RVO to 13.0 billion gallons of corn-based renewable fuel. As proposed, the 2014 RVO would be 1.4 billion gallon below the statutory RVO for 2014 and 800 million gallons less than the 2013 RVO, marking the first time the corn-based renewable fuel and total renewable fuel RVOs have been set below the legislated target. The proposal was subject to a 60-day comment period which ended in January 2014 during which the EPA received over 340,000 public comments and drew strong opposition from biofuels groups. On August 22, 2014, the final 2014 RVO rule was sent by the EPA to the Office of Management and Budget (OMB) for review. The proposal was originally subject to a 60-day comment period and the EPA planned to release the final version of the 2014 RVOs in June 2014, then extended the planned release date. On November 21, 2014, the EPA announced that it would not finalize the 2014 RVOs until sometime in 2015 to allow them to take the appropriate time to correct their methodology and establish the necessary volumes to move forward with the original intent of the RFS and set RVOs for 2014 through 2016. If the EPA elects to reduce the renewable fuels use requirements in the RFS in any material manner, the market price and demand for ethanol will likely decrease which will negatively impact our financial performance. Current ethanol production capacity exceeds the EPA's proposed 2014 standard which can be satisfied by corn based ethanol.

Compliance with Environmental Laws and Other Regulatory Matters

Our business subjects us to various federal, state, and local environmental laws and regulations, including: those relating to discharges into the air, water, and ground; the generation, storage, handling, use, transportation, and disposal of hazardous materials; and the health and safety of our employees.

These laws and regulations require us to obtain and comply with numerous permits to construct and operate our ethanol plant, including water, air, and other environmental permits. The costs associated with obtaining these permits and meeting the conditions of these permits have increased our costs of construction and production.

We currently have obtained all of the necessary permits to operate the plants at their respective permitted rates. In the fiscal year ended October 31, 2014, we incurred costs and expenses of approximately $185,000 and $124,000 complying with environmental laws, including the cost of pursuing permit amendments, for our Granite Falls plant and Heron Lake plants, respectively. Although we have been successful in obtaining all of the permits currently required, any retroactive change in environmental regulations, either at the federal or state level, could require us to obtain additional or new permits or spend considerable resources in complying with such regulations.

Compliance with environmental laws and permit conditions in the future could require expensive pollution control equipment or operational changes to limit actual or potential impacts to the environment, as well as significant management time and expense. A violation of these laws, regulations or permit conditions can result in substantial fines, natural resource damage, criminal sanctions, permit revocations, and/or plant shutdown, any of which could have a material adverse effect on our operations. Although violations and environmental non-compliance still remain a possibility following our conversion from coal to natural gas combustion, the exposure to the company has been greatly reduced.

The California Air Resources Board, or CARB, has adopted a Low Carbon Fuel Standard, or LCFS, requiring a 10% reduction in average carbon intensity of gasoline and diesel transportation fuels from 2010 to 2020.  After a series of rulings that temporarily prevented CARB from enforcing these regulations, the LCFS regulations took effect in January 2013. The practical effect of California's low carbon fuel standard is that it precludes grain-based ethanol from outside California. Federal and state challenges to the LCFS remain ongoing but if ultimately unsuccessful, the LCFS could have a negative impact on demand for corn-based ethanol and result in decreased ethanol prices.

In February 2013, an anti-dumping duty was imposed as a regulation by the Council of the European Union. The Company does not export any ethanol to Europe at this time. Continuation of this duty or imposition of tariffs by other countries or regions could reduce United States exports to Europe, and possibly other export markets. A reduction of exports to Europe could have an adverse effect on domestic ethanol prices, as the available supply of ethanol for the domestic market would increase.

Employees

As of the date of this report, we have 75 full time employees at our two consolidated ethanol plants. Seventeen of these employees are involved primarily in management and administration. The remaining employees are involved primarily in plant operations. We do not currently anticipate any significant change in the number of employees at our plant.

On July 31, 2013, GFE entered into a Management Services Agreement with HLBE.  Pursuant to the Management Services Agreement, GFE agreed to provide personnel to act as part-time officers and managers of HLBE for the positions of Chief Executive Officer, Chief Financial Officer, and Commodity Risk Manager.  Each person providing management services to HLBE under the Management Services Agreement is subject to oversight by HLBE's board of governors.  However, the Chief Executive Officer is solely responsible for hiring and firing persons providing management services under the Management Services Agreement.

The initial term of the Management Services Agreement ends on July 30, 2016.  Following the initial term, the Management Services Agreement automatically renews for additional one year terms unless either party gives notice of termination at least ninety days before the end of the initial or any renewal term.  The Management Services Agreement may also be terminated for cause under certain circumstances.

GFE is responsible for and agreed to directly pay salary, wages, and/or benefits to the persons providing management services under the Management Services Agreement.  HLBE has agreed to pay GFE $35,000 per month for the first year of the Management Services Agreement.  During years two and three of the Management Services Agreement, HLBE will pay GFE 50% of the total salary, bonuses and other expenses and costs (including all benefits and tax contributions) incurred by GFE for the three management positions, paid on an estimated monthly basis with a “true-up” following the close of our fiscal year.

Financial Information about Geographic Areas

All of our operations are domiciled in the United States. All of the products sold to our customers for fiscal years 2014, 2013, and 2012 were produced in the United States and all of our long-lived assets are domiciled in the United States. We have engaged third-party professional marketers who decide where our products are marketed and we have no control over the marketing decisions made by our third-party professional marketers. These third-party marketers may decide to sell our products in countries other than the United States. However, we anticipate that our products will primarily be sold in the United States.

ITEM 1A.    RISK FACTORS

You should carefully read and consider the risks and uncertainties below and the other information contained in this report.  The risks and uncertainties described below are not the only ones we may face.  The following risks, together with additional risks and uncertainties not currently known to us or that we currently deem immaterial could impair our financial condition and results of operation. If any of the following risks actually occur, our results of operations, cash flows and the value of our units could be negatively impacted.

Risks Relating to Our Business

Our business is not diversified, and we may not be able to adapt to changing market conditions or endure any decline in the ethanol industry.

Our success depends on our ability to efficiently produce and sell ethanol, and, to a lesser extent, distillers' grains and corn oil. We do not have any other lines of business or other sources of revenue if we are unable to operate our ethanol plants and manufacture ethanol and its related co-products. If economic or political factors adversely affect the market for ethanol and its co-products, we have no other line of business to fall back on. Our lack of diversification means that we may not be able to adapt to changing market conditions, changes in regulation, increased competition or any significant decline in the ethanol industry. Our business would also be significantly harmed if the ethanol plants could not operate at full capacity for any extended period of time.

Our profitability depends upon purchasing corn at lower prices and selling ethanol at higher prices and because the difference between ethanol and corn prices can vary significantly, our financial results may also fluctuate significantly.

The results of our ethanol production business are highly impacted by commodity prices. The substantial majority of our revenues are derived from the sale of ethanol. Our results of operations and financial condition are significantly affected by the cost and supply of corn and natural gas as our gross profit relating to the sale of ethanol is principally dependent on the difference between the price we receive for the ethanol we produce and the cost of corn and natural gas that we must purchase. Changes in the price and supply of corn and natural gas are subject to and determined by market forces over which we have no control, such as weather, domestic and global demand, shortages, export prices, and various governmental policies in the United States and around the world. As a result of price volatility for these commodities, our operating results may fluctuate substantially. Increases in corn or natural gas prices or decreases in ethanol, distillers' grains and corn oil prices may make it unprofitable to operate our plants. No assurance can be given that we will be able to purchase corn and natural gas at, or near, current prices and that we will be able to sell ethanol, distillers' grains and corn oil at, or near, current prices. Consequently, our results of operations and financial position may be adversely affected by increases in the price of corn or natural gas or decreases in the price of ethanol, distillers' grains and corn oil.

We seek to minimize the risks from fluctuations in the prices of corn and natural gas through the use of hedging instruments.  However, these hedging transactions also involve risks to our business.  If we were to experience relatively higher corn and natural gas costs compared to the selling prices of our products for an extended period of time, the value of our units may be reduced.

If the supply of ethanol exceeds the demand for ethanol, the price we receive for our ethanol and distillers' grains may decrease.

Domestic ethanol production capacity has increased substantially over the past decade. However, demand for ethanol may not increase as quickly as expected or to a level that exceeds supply, or at all. Excess ethanol production capacity may result from decreases in the demand for ethanol or increased domestic production or imported supply. There are many factors affecting demand for ethanol, including regulatory developments and reduced gasoline consumption as a result of increased prices for gasoline or crude oil. Higher gasoline prices could cause businesses and consumers to reduce driving or acquire vehicles with more favorable gasoline mileage, or higher prices could spur technological advances, such as the commercialization of engines utilizing hydrogen fuel-cells, which could supplant gasoline-powered engines. There are a number of governmental initiatives designed to reduce gasoline consumption, including tax credits for hybrid vehicles and consumer education programs.

If ethanol prices decline for any reason, including excess production capacity in the ethanol industry or decreased demand for ethanol, our business, results of operations and financial condition may be materially and adversely affected, especially if such declines coincide with increases in corn and natural gas prices.

In addition, because ethanol production produces distillers' grains as a co-product, increased ethanol production will also lead to increased production of distillers' grains. An increase in the supply of distillers' grains, without corresponding increases in demand, could lead to lower prices or an inability to sell our distillers' grains production. A decline in the price of distillers' grains or the distillers' grains market generally could have a material adverse effect on our business, results of operations and financial condition.

The price of distillers' grains is affected by the price of other commodity products, such as soybeans, and decreases in the price of these commodities could decrease the price of distillers' grains.

Distillers' grains compete with other protein-based animal feed products. The price of distillers' grains may decrease when the price of competing feed products decrease. The prices of competing animal feed products are based in part on the prices of the commodities from which they are derived. Downward pressure on commodity prices, such as soybeans, will generally cause the price of competing animal feed products to decline, resulting in downward pressure on the price of distillers' grains. The price of distillers' grains is not tied to production costs. However, decreases in the price of distillers' grains would result in less revenue from the sale of distillers' grains and could result in lower profit margins.

The prices of ethanol and distillers' grains may decline as a result of trade barriers imposed by foreign countries with respect to ethanol and distillers' grains originating in the United States and negatively affect our profitability.

An increasing amount of our industry's products are being exported. If producers and exporters of ethanol and distillers' grains are subjected to trade barriers when selling products to foreign customers there may be a reduction in the price of these products in the United States. Declines in the price we receive for our products will lead to decreased revenues and may result in our inability to operate the ethanol plant profitably.

China, the largest buyer of distillers' grains in the world, announced in June 2014, China announced that it would stop issuing import permits for United States distillers' grains due to the presence of a genetically modified trait, MIR 162, which is found in Syngenta AG's Agrisure Viptera corn and was not approved by China for import. As a result, China has not approved United States distillers' grains imports since June 2014 and caused a drop in distillers' grains prices. However, on December 17, 2014, the United States Secretary of Agriculture announced that Chinese officials had advised him that China would be lifting the ban on MIR 162. Subsequently, Syngenta has publicly confirmed that it received the safety certificate for its Agrisure Viptera trait from China's regulatory authorities, formally granting import approval for distillers' grains made from AgrisureViptera corn. As of the date of this report, it is unclear when Chinese imports will resume or if they will resume at volumes prior to the ban.

Separately, Turkey, the sixth largest buyer of United States distillers' grains according to the United States Grains Council, has also rejected several shipments of distillers' grains due to the presence of genetically modified corn traits. Turkey previously rejected distillers' grains shipments resulting in a near halt of United States distillers' grains imports by Turkey in 2011 when Turkey tightened quality standards and imposed labeling and packaging requirements. If United States producers can not satisfy import requirements imposed due to the presence of genetically modified corn traits, export demand of distillers' grains could be significantly reduced as a result. If export demand of distillers' grains is significantly reduced as a result, the price of distillers' grains in the United States would likely continue to decline which would have a negative effect on our revenue and could impact our ability to profitably operate which could in turn reduce the value of our units.

We face intense competition that may result in reductions in the price we receive for our ethanol, increases in the prices we pay for our corn, or lower gross profits.

Competition in the ethanol industry is intense. We face formidable competition in every aspect of our business from both larger and smaller producers of ethanol and distillers' grains. Some larger producers of ethanol, such as Archer Daniels Midland Company, Cargill, Inc., Valero Energy Corporation, have substantially greater financial, operational, procurement, marketing, distribution and technical resources than we have. Additionally, smaller competitors, such as farmer-owned cooperatives and independent companies owned by farmers and investors, have business advantages, such as the ability to more favorably procure corn by operating smaller plants that may not affect the local price of corn as much as larger-scale plants like ours or requiring their farmer-owners to sell them corn as a requirement of ownership. Because Minnesota is one of the top producers of ethanol in the United States, we face increased competition because of the location of our ethanol plants.

We also face increasing competition from international ethanol suppliers. Most international ethanol producers have cost structures that can be substantially lower than ours and therefore can sell their ethanol for substantially less than we can. While ethanol imported to the United States was subject to an ad valorem tax and a per gallon surcharge that helped mitigate the effects of international competition for United States ethanol producers, the tax and per gallon surcharge expired on December 31, 2011. Because the tax and surcharge on imported ethanol was not extended beyond December 31, 2011, we are facing increased competition from imported ethanol and foreign producers of ethanol. In addition, ethanol imports from certain countries are exempted from these tariffs under the Caribbean Basin Initiative to spur economic development in Central America and the Caribbean.

Competing ethanol producers may introduce competitive pricing pressures that may adversely affect our sales levels and margins or our ability to procure corn at favorable prices. As a result, we cannot assure you that we will be able to compete successfully with existing or new competitors.

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

Our operations and financial performance could be adversely affected by infrastructure disruptions and lack of adequate transportation and storage infrastructure in certain areas.

We ship our ethanol to our customers primarily by the railroad adjacent to our plant sites. We also have the potential to receive inbound corn via the railroad. Our customers require appropriate transportation and storage capacity to take delivery of the products we produce. Without the appropriate flow of natural gas to our plants, we may not be able to run at desired production levels or at all. Therefore, our business is dependent on the continuing availability of rail, highway and related infrastructure. Any disruptions in this infrastructure network, whether caused by labor difficulties, earthquakes, storms, other natural disasters, human error or malfeasance or other reasons, could have a material adverse effect on our business. We rely upon third-parties to maintain the rail lines from our plants to the national rail network, and any failure on their part to maintain the lines could impede our delivery of products, impose additional costs on us and could have a material adverse effect on our business, results of operations and financial condition.

In addition, lack of this infrastructure prevents the use of ethanol in certain areas where there might otherwise be demand and results in excess ethanol supply in areas with more established ethanol infrastructure, depressing ethanol prices in those areas. In order for the ethanol industry to grow and expand into additional markets and for our ethanol to be sold in these new markets, there must be substantial development of infrastructure including:

•	additional rail capacity;

•	additional storage facilities for ethanol;

•	increases in truck fleets capable of transporting ethanol within localized markets;

•	expansion of refining and blending facilities to handle ethanol; and

•	growth in service stations equipped to handle ethanol fuels.

The substantial investments that will be required for these infrastructure changes and expansions may not be made on a timely basis, if at all, and decisions regarding these infrastructure improvements are outside of our control. Significant delay or failure to improve the infrastructure that facilitates the distribution could curtail more widespread ethanol demand or reduce prices for our products in certain areas, which would have a material adverse effect on our business, results of operations or financial condition.

Rail logistical problems persist, we may face delays in shipments of our products which could negatively impact our financial performance.

There has been an increase in rail traffic congestion throughout the United States primarily due to the increase in cargo trains carrying shale oil. High demand and an unusually harsh winter resulted in rail delays and rail logistical problems during fiscal year 2014. Rail delays have caused some ethanol plants to slow or suspend production. Due to our plant locations, we have not been materially affected by these logistical problems. However, if inadequate rail logistics persist, we may face delays in returning rail cars to our plants which may affect our ability to operate our plant at full capacity due to ethanol storage capacity constraints, which in turn could have a negative affect on our financial performance.

Operational difficulties at our plant could negatively impact our sales volumes and could cause us to incur substantial losses.

We have experienced operational difficulties at our plants in the past that have resulted in scheduled and unscheduled downtime or reductions in the number of gallons of ethanol we produce. Some of the difficulties we have experienced relate to production problems, repairs required to our plant equipment and equipment maintenance, the installation of new equipment and related testing, and our efforts to improve and test our air emissions. Our revenues are driven in large part by the number of gallons of ethanol and the number of tons of distillers' grains we produce. If our ethanol plants do not efficiently produce our products in high volumes, our business, results of operations, and financial condition may be materially adversely affected.

Our operations are also subject to operational hazards inherent in our industry and to manufacturing in general, such as equipment failures, fires, explosions, abnormal pressures, blowouts, pipeline ruptures, transportation accidents and natural disasters. Some of these operational hazards may cause personal injury or loss of life, severe damage to or destruction of property and equipment or environmental damage, and may result in suspension of operations and the imposition of civil or criminal penalties. The occurrence of any of these operational hazards may materially adversely affect our business, results of operations and financial condition. Further, our insurance may not be adequate to fully cover the potential operational hazards described above or we may not be able to renew this insurance on commercially reasonable terms or at all.

We depend on our management and key employees, and the loss of these relationships could negatively impact our ability to operate profitably.

Our success depends in part on our ability to attract and retain competent personnel. For our ethanol plant, we must hire qualified managers, operations personnel, accounting staff and others, which can be challenging in a rural community. Further, our current employees may decide to end their employment with us.  Competition for employees in the ethanol industry is intense, and we may not be able to attract and retain qualified personnel.

We are highly dependent on our management team to operate our ethanol plants. We may not be able to replace these individuals should they decide to cease their employment with us, or if they become unavailable for any other reason. Any loss of these officers and key employees may prevent us from operating the ethanol plant profitably and could decrease the value of our units.

Our sales will decline, and our business will be materially harmed if our third party marketers do not effectively market or sell the ethanol, distillers' grains and corn oil we produce or if there is a significant reduction or delay in orders from our marketers.

We have entered into agreements with a third parties to market our supply of ethanol, distillers' grains and corn oil. Our marketers are independent businesses that we do not control. We cannot be certain that our marketers will market or sell our ethanol, distillers' grains and corn oil effectively. Our agreements with our marketers do not contain requirements that a certain percentage of sales are of our products, nor do the agreements restrict the marketer's ability to choose alternative sources for ethanol, distillers' grains or corn oil.

Our success in achieving revenue from the sale of ethanol, distillers' grains and corn oil will depend upon the continued viability and financial stability of our marketers. Our marketers may choose to devote their efforts to other producers or reduce or fail to devote the necessary resources to provide effective sales and marketing support of our products. We believe that our financial success will continue to depend in large part upon the success of our marketers in operating their businesses. If our marketers do not effectively market and sell our ethanol, distillers' grains and corn oil, our revenues may decrease and our business will be harmed.

Risks Related to Ethanol Industry

Declining oil prices and resultant lower gas prices may materially affect ethanol pricing and demand.

Ethanol has historically traded at a discount to gasoline; however with the recent decline in oil prices ethanol is currently trading at a premium to gasoline causing a disincentive for blending of ethanol beyond the required 10% blend rate. Consequently, there may be a negative impact on ethanol pricing and demand, which could result in a material adverse effect on our business, results of operations and financial condition.

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

Various federal and state laws, regulations and programs impact the supply of and demand for ethanol. Some government regulation, for example those that provide economic incentives to ethanol producers, stimulate supply of ethanol by encouraging production and the increased capacity of ethanol plants. Others, such as a federal excise tax incentive program that provides gasoline distributors who blended ethanol with gasoline to receive a federal excise tax rate reduction for each blended gallon they sell, stimulate demand for ethanol by making it price competitive with other oxygenates. Further, tariffs generally apply to the import of ethanol from certain other countries, where the cost of production can be significantly less than in the United States. These tariffs are designed to increase the cost of imported ethanol to a level more comparable to the cost of domestic ethanol by offsetting the benefit of the federal excise tax program. Tariffs have the effect of maintaining demand for domestic ethanol.

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

There have been proposals in Congress to reduce or eliminate RFS2. Additionally, in November 2013 the Environmental Protection Agency issued a proposed rule that would reduce the RFS2 levels for 2014 from the statutory volume requirement of 18.15 billion gallons to 15.21 billion gallons, and reduce the renewable volume obligations that can be satisfied by corn-based ethanol from 14.4 billion gallons to 13 billion gallons, which is less than the 2013 volume requirement of 13.8 billion gallons. In November 2014, the EPA announced that it would delay finalizing the rule on the 2014 RFS standards until after the end of 2014. In addition, the EPA indicated that it intends to take action on the 2014 standards in 2015 prior to or in conjunction with action on the 2015 standards. If the EPA's proposal becomes a final rule significantly reducing the volume requirements under the RFS or if the RFS were to be otherwise reduced or eliminated by the exercise of the EPA waiver authority or by Congress, the market price and demand for ethanol could decrease which will negatively impact our financial performance.

Federal and state laws, regulations and programs are constantly changing. We cannot predict what material impact, if any, these changes might have on our business. Future changes in regulations and programs could impose more stringent operational requirements or could reduce or eliminate the benefits we receive, directly and indirectly, under current regulations and programs. Future changes in regulations and programs may increase or add benefits to ethanol producers other than us or eliminate or reduce tariffs or other barriers to entry into the United States ethanol market, any of which could prove beneficial to our competitors, both domestic and international. Future changes in regulation may also hurt our business by providing economic incentives to producers of other renewable fuels or oxygenates or encouraging use of fuels or oxygenates that compete with ethanol. In addition, both national and state regulation is influenced by public opinion and changes in public opinion. For example, certain states oppose the use of ethanol because, as net importers of ethanol from other states, the use of ethanol could increase gasoline prices in that state and because that state does not receive significant economic benefits from the ethanol industry, which are primarily experienced by corn and ethanol producing states. Further, some argue that the use of ethanol will have a negative impact on gasoline prices to consumers, result in rising food prices, add to air pollution, harm car and truck engines, and actually use more fossil energy, such as oil and natural gas, than the amount of ethanol that is produced. We cannot predict the impact that opinions of consumers, legislators, industry participants, or competitors may have on the regulations and programs currently benefiting ethanol producers.

The EPA imposed E10 "blend wall" if not overcome will have an adverse effect on demand for ethanol.

We believe that the E10 "blend wall" is one of the most critical governmental policies currently facing the ethanol industry. The "blend wall" issue arises because of several conflicting requirements. First, the renewable fuels standards dictate a continuing increase in the amount of ethanol blended into the national gasoline supply. Second, the EPA mandates a limit of 10% ethanol inclusion in non-flex fuel vehicles, and the E85 vehicle marketplace is struggling to grow due to lacking infrastructure. The EPA policy of 10%

and the RFS increasing blend rate are at odds, which is sometimes referred to as the "blend wall." While the issue is being considered by the EPA, there have been no regulatory changes that would reconcile the conflicting requirements. In 2011, the EPA allowed the use of E15, gasoline which is blended at a rate of 15% ethanol and 85% gasoline, in vehicles manufactured in the model year 2001 and later. Management believes that many gasoline retailers will refuse to provide E15 due to the fact that not all standard vehicles will be allowed to use E15 and due to the labeling requirements the EPA may impose. As a result, the approval of E15 may not significantly increase demand for ethanol.

The California Low Carbon Fuel Standard may decrease demand for corn based ethanol which could negatively impact our profitability.

California passed a Low Carbon Fuels Standard ("LCFS") which requires that renewable fuels used in California must accomplish certain reductions in greenhouse gases which reductions are measured using a lifecycle analysis. Management believes that these regulations could preclude corn based ethanol produced in the Midwest from being used in California. California represents a significant ethanol demand market. If the ethanol industry is unable to supply corn based ethanol to California, it could significantly reduce demand for the ethanol we produce. This could result in a reduction of our revenues and negatively impact our ability to profitably operate the ethanol plant.

Our failure to comply with existing or future regulatory requirements could have a material adverse effect on our business, financial condition and results of operations.

We are subject to various federal, state and local environmental laws and regulations, including those relating to the discharge of materials into the air, water and ground. Certain aspects of our operations require environmental permits and controls to prevent and reduce air and water pollution, and these permits are subject to modification, renewal and revocation by issuing authorities including the Minnesota Pollution Control Agency. We could incur substantial costs, including cleanup costs, fines and civil or criminal sanctions and third-party claims for property damage and personal injury as a result of violations of or liabilities under environmental laws or non-compliance with environmental permits. We could also incur substantial costs and experience increased operating expenses as a result of operational changes to comply with environmental laws, regulations and permits. We have previously incurred substantial costs relating to our air emissions permit and expect additional costs relating to this permit in the future.

Further, environmental laws and regulations are subject to substantial change. We cannot predict what material impact, if any, these changes in laws or regulations might have on our business. Future changes in regulations or enforcement policies could impose more stringent requirements on us, compliance with which could require additional capital expenditures, increase our operating costs or otherwise adversely affect our business. These changes may also relax requirements that could prove beneficial to our competitors and thus adversely affect our business. In addition, regulations of the Environmental Protection Agency and the Minnesota Pollution Control Agency depend heavily on administrative interpretations. We cannot assure you that future interpretations made by regulatory authorities, with possible retroactive effect, will not adversely affect our business, financial condition and results of operations. Failure to comply with existing or future regulatory requirements could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to the Units

There is no public market for our units and no public market is expected to develop.

There is no established public trading market for our units, and we do not expect one to develop in the foreseeable future. We have established through FNC Ag Stock, LLC, a Unit Trading Bulletin Board, a private online matching service, in order to facilitate trading among our members. The Unit Trading Bulletin Board has been designed to comply with federal tax laws and IRS regulations establishing a “qualified matching service,” as well as state and federal securities laws. The Unit Trading Bulletin Board does not automatically affect matches between potential sellers and buyers and it is the sole responsibility of sellers and buyers to contact each other to make a determination as to whether an agreement to transfer units may be reached. There are detailed timelines that must be followed under the Unit Trading Bulletin Board Rules and Procedures with respect to offers and sales of membership units. All transactions must comply with the Unit Trading Bulletin Board Rules, our member control agreement, and are subject to approval by our board of governors. As a result, units held by our members may not be easily resold and members may be required to hold their units indefinitely. Even if members are able to resell our units, the price may be less than the members' investment in the units or may otherwise be unattractive to the member.

There are significant restrictions on the transfer of our units.

To protect our status as a partnership for tax purposes and to assure that no public trading market in our units develops, our units are subject to significant restrictions on transfer and transfers are subject to approval by our board of governors. All transfers of units must comply with the transfer provisions of our member control agreement and the unit transfer policy adopted by our board of governors. Our board of governors will not approve transfers which could cause us to lose our tax status or violate federal or state securities laws. As a result of the provisions of our member control agreement, members may not be able to transfer their units and may be required to assume the risks of the investment for an indefinite period of time.

There is no assurance that we will be able to make distributions to our unit holders, which means that holders could receive little or no return on their investment.

Distributions of our net cash flow may be made at the sole discretion of our board of governors, subject to the provisions of the Minnesota Limited Liability Company Act, our member control agreement and restrictions imposed by lender under our credit facilities. Our credit facilities currently limit our ability to make distributions to our members. If our financial performance and loan covenants permit, we expect to make cash distributions at times and in amounts that will permit our members to make income tax payments, along with distributions in excess of these amounts. However, our board may elect to retain cash for operating purposes, debt retirement, plant improvements or expansion. Although we have made distributions in the past, there is no guarantee that we will be in a financial position to pay distributions in the future, that the terms of our credit facility will allow us to make distributions to our members, or that distributions, if any, will be at times or in amounts to permit our members to make income tax payments. Consequently, members may receive little or no return on their investment in the units.

Risks Related to Tax Issues in a Limited Liability Company

EACH UNIT HOLDER SHOULD CONSULT THE INVESTOR'S OWN TAX ADVISOR WITH RESPECT TO THE FEDERAL AND STATE TAX CONSEQUENCES OF AN INVESTMENT IN GRANITE FALLS ENERGY, LLC AND ITS IMPACT ON THE INVESTOR'S TAX REPORTING OBLIGATIONS AND LIABILITY.

If we are not taxed as a partnership, we will pay taxes on all of our net income and you will be taxed on any earnings we distribute, and this will reduce the amount of cash available for distributions to holders of our units.

We consider Granite Falls Energy, LLC to be a partnership for federal income tax purposes. This means that we will not pay any federal income tax, and our members will pay tax on their share of our net income. If we are unable to maintain our partnership tax treatment or qualify for partnership taxation for whatever reason, then we may be taxed as a corporation. We cannot assure you that we will be able to maintain our partnership tax classification. For example, there might be changes in the law or our company that would cause us to be reclassified as a corporation. As a corporation, we would be taxed on our taxable income at rates of up to 35% for federal income tax purposes. Further, distributions would be treated as ordinary dividend income to our unit holders to the extent of our earnings and profits. These distributions would not be deductible by us, thus resulting in double taxation of our earnings and profits. This would also reduce the amount of cash we may have available for distributions.

Your tax liability from your allocated share of our taxable income may exceed any cash distributions you receive, which means that you may have to satisfy this tax liability with your personal funds.

As a partnership for federal income tax purposes, all of our profits and losses "pass-through" to our unit holders. You must pay tax on your allocated share of our taxable income every year. You may incur tax liabilities from allocations of taxable income for a particular year or in the aggregate that exceed any cash distributions you receive in that year or in the aggregate. This may occur because of various factors, including but not limited to, accounting methodology, the specific tax rates you face, and payment obligations and other debt covenants that restrict our ability to pay cash distributions. If this occurs, you may have to pay income tax on your allocated share of our taxable income with your own personal funds.

You may not be able to fully deduct your share of our losses or your interest expense.

It is likely that your interest in us will be treated as a "passive activity" for federal income tax purposes. In the case of unit holders who are individuals or personal services corporations, this means that a unit holder's share of any loss incurred by us will be deductible only against the holder's income or gains from other passive activities, e.g., S corporations and partnerships that conduct a business in which the holder is not a material participant. Some closely held C corporations have more favorable passive loss limitations. Passive activity losses that are disallowed in any taxable year are suspended and may be carried forward and used as an offset against passive activity income in future years. Upon disposition of a taxpayer's entire interest in a passive activity to an unrelated person in a taxable transaction, suspended losses with respect to that activity may then be deducted.

Interest paid on any borrowings incurred to purchase units may not be deductible in whole or in part because the interest must be aggregated with other items of income and loss that the unit holder has independently experienced from passive activities and subjected to limitations on passive activity losses.

Deductibility of capital losses that we incur and pass through to you or that you incur upon disposition of units may be limited. Capital losses are deductible only to the extent of capital gains plus, in the case of non-corporate taxpayers, the excess may be used to offset up to $3,000 of ordinary income. If a non-corporate taxpayer cannot fully utilize a capital loss because of this limitation, the unused loss may be carried forward and used in future years subject to the same limitations in the future years.

You may be subject to federal alternative minimum tax

Individual taxpayers are subject to an "alternative minimum tax" if that tax exceeds the individual's regular income tax. For alternative minimum tax purposes, an individual's adjusted gross income is increased by items of tax preference. We may generate such preference items. Accordingly, preference items from our operations together with other preference items you may have may cause or increase an alternative minimum tax to a unit holder. You are encouraged and expected to consult with your individual tax advisor to analyze and determine the effect on your individual tax situation of the alternative minimum taxable income you may be allocated, particularly in the early years of our operations.

Preparation of your tax returns may be complicated and expensive.

The tax treatment of limited liability companies and the rules regarding partnership allocations are complex. We will file a partnership income tax return and will furnish each unit holder with a Schedule K-1 that sets forth our determination of that unit holder's allocable share of income, gains, losses and deductions. In addition to United States federal income taxes, unit holders will likely be subject to other taxes, such as state and local taxes, that are imposed by various jurisdictions. It is the responsibility of each unit holder to file all applicable federal, state and local tax returns and pay all applicable taxes. You may wish to engage a tax professional to assist you in preparing your tax returns and this could be costly to you.

Any audit of our tax returns resulting in adjustments could result in additional tax liability to you.

The IRS may audit our tax returns and may disagree with the positions that we take on our returns or any Schedule K-1. If any of the information on our partnership tax return or a Schedule K-1 is successfully challenged by the IRS, the character and amount of items of income, gains, losses, deductions or credits in a manner allocable to some or all our unit holders may change in a manner that adversely affects those unit holders. This could result in adjustments on unit holders' tax returns and in additional tax liabilities, penalties and interest to you. An audit of our tax returns could lead to separate audits of your personal tax returns, especially if adjustments are required.

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

HLBE's ethanol plant is sited on approximately 216 acres of land located near Heron Lake, Minnesota. The site includes corn, coal, ethanol, and distillers' grains storage and handling facilities. Located on these 216 acres is an administration building that serves as HLBE's headquarters. The plant's address is 91246 390th Avenue, Heron Lake, Minnesota 56137-3175. All of HLBE's real property is subject to mortgages in favor of AgStar as security for loan obligations.

HLBE's majority owned subsidiary, Agrinatural, property consists of 185 miles of distribution main pipelines and service pipelines, together with the associated easement and land rights, a town border station, meters and regulators, office and other equipment and construction in process. All of Agrinatural's real property and assets are subject to mortgages in favor of HLBE as security for loan obligations.

Our credit facilities are discussed in more detail under "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Credit Arrangements".

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

Market Information

There is no public trading market for our units.

However, we have established an online unit trading bulletin board ("QMS") through FNC Ag Stock, LLC, in order to facilitate trading in our units. The QMS has been designed to comply with federal tax laws and IRS regulations establishing a “qualified matching service,” as well as state and federal securities laws. Our QMS consists of an electronic bulletin board that provides a list of interested buyers with a list of interested sellers, along with their non-firm price quotes. The QMS does not automatically affect matches between potential sellers and buyers and it is the sole responsibility of sellers and buyers to contact each other to make a determination as to whether an agreement to transfer units may be reached. We do not become involved in any purchase or sale negotiations arising from our QMS and have no role in effecting the transactions beyond approval, as required under our member control agreement, and the issuance of new certificates. We do not give advice regarding the merits or shortcomings of any particular transaction. We do not receive, transfer or hold funds or securities as an incident of operating the QMS. We do not receive any compensation for creating or maintaining the QMS. In advertising our QMS, we do not characterize Granite Falls Energy as being a broker or dealer or an exchange.  We do not use the Unit Trading Bulletin Board to offer to buy or sell securities other than in compliance with securities laws, including any applicable registration requirements.

There are detailed timelines that must be followed under the QMS rules and procedures with respect to offers and sales of membership units. All transactions must comply with the QMS rules and procedures, our member control agreement, and are subject to approval by our board of governors.

So long as we remain a publicly reporting company, information about the Company will be publicly available through the SEC's filing system. However, if at any time we cease to be a publicly reporting company, we anticipate continuing to make information about the Company publicly available on our website in order to continue operating the QMS.

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

Fiscal Quarter	Low Per Unit Price	High Per Unit Price
2013 1st	$1,265	$1,330
2013 2nd	$1,200	$1,551
2013 3rd	$1,200	$1,315
2013 4th	$1,350	$1,850
2014 1st	$1,310	$1,850
2014 2nd	$1,550	$1,651
2014 3rd	$2,400	$2,400
2014 4th	$3,000	$4,060

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

Issuer Repurchases of Equity Securities

We did not make any repurchases of our units during fiscal 2014.

Holders of Record

As of January 28, 2015, there were approximately 976 holders of record of our membership units.

As of October 31, 2014 and January 28, 2015, there were no outstanding options or warrants to purchase, or securities convertible for or into, our units.

Distributions

Distributions by the Company to our unit holders are in proportion to the number of units held by each unit holder. A unit holder's distribution is determined by multiplying the number of units by distribution per unit declared. Our board of governors has complete discretion over the timing and amount of distributions to our unit holders. However, GFE's Master Loan Agreement with United FCS, PCA provides that we may not declare any distributions other than, for each fiscal year, one or more distributions up to an aggregate of 100% of the net profit (determined according to GAAP) for such fiscal year; provided that the we are and will remain in compliance with all of the covenants, terms and conditions of the Master Loan Agreement. If our financial performance and loan covenants permit, we expect to make future cash distributions at times and in amounts that will permit our members to make income tax payments, along with distributions in excess of these amounts. Cash distributions are not assured, however, and in the future, we may not be in a position to make distributions. Under Minnesota law, we cannot make a distribution to a member if, after the distribution, we would not be able to pay our debts as they become due or our liabilities, excluding liabilities to our members on account of their capital contributions, would exceed our assets.

Our expectations with respect to our ability to make future distributions are discussed in greater detail in “MANAGEMENT'S DISCUSSION AND ANALYSIS.” We do not currently have any plans to declare a future distribution.

Below is a table representing the cash distributions declared or paid to the members of Granite Falls Energy during the fiscal years ended October 31, 2014, 2013 and 2012, and subsequent to our fiscal year ended October 31, 2014. Based on the covenants discussed above, all of the below distributions were approved by our lender prior to distribution.

Date Declared to Members of Record:	Total Distribution	Distribution Per Unit	Distributed to Members on:
December 18, 2014	$32,136,300	$1,050	January 9, 2015
December 19, 2013	$5,509,080	$180	December 31, 2013

Unregistered Sales of Equity Securities
The Company had no unregistered sales of securities in the fourth quarter of fiscal 2014.

Securities Authorized for Issuance Under Equity Compensation Plans

As of the date of this annual report, we had no "equity compensation plans" (including individual equity compensation arrangements) under which any of our equity securities are authorized for issuance.

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

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected consolidated financial and operating data as of the dates and for the periods indicated. Due to the acquisition of a majority ownership of HLBE on July 31, 2013 (through the acquisition of Project Viking), the following information includes consolidated financial and operating data for the fiscal year 2014, the fiscal year 2013 for Granite Falls and the fourth quarter of fiscal year 2013 of Heron Lake. The selected balance sheet financial data as of October 31, 2014 and 2013 and the selected statement of operations data and other financial data for each of the years in the three-year period ended October 31, 2014 have been derived from the audited financial statements included elsewhere in this Form 10-K. The selected balance sheet financial data as of October 31, 2012, 2011 and 2010 and the selected statement of operations data and other financial data for the years ended October 31, 2011 and 2010 have been derived from our audited financial statements that are not included in this Form 10-K. You should read the following table in conjunction with Item 7 “Management Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the accompanying notes included elsewhere in this Form 10-K. Among other things, those financial statements include more detailed information regarding the basis of presentation for the following consolidated financial data.

The consolidated financial statements consolidate the operating results and financial position of Granite Falls Energy, LLC and its wholly owned subsidiary, Project Viking, L.L.C. ("Project Viking"), which owns 50.6% of Heron Lake BioEnergy, LLC (“HLBE”) at October 31, 2014. The remaining 49.4% ownership of HLBE is included in the consolidated financial statements as a non-controlling interest.

This selected consolidated financial data should be read in conjunction with "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K. Among other things, those financial statements include more detailed information regarding the basis of presentation for the following consolidated financial data.

Statement of Operations Data for the fiscal years ended October 31,	2014	2013	2012	2011	2010
Revenues	$300,954,984	$224,100,934	$175,162,043	$156,521,489	$95,289,452
Cost Goods Sold	237,433,629	210,077,621	172,708,074	142,353,416	85,146,261
Gross Profit	63,521,355	14,023,313	2,453,969	14,168,073	10,143,191
Operating Expenses	5,150,506	2,988,583	2,449,596	2,002,706	1,957,742
Operating Income	58,370,849	11,034,730	4,373	12,165,367	8,185,449
Other Income (Expense)	719,654	(475,957)	156,234	126,489	176,863
Net Income	59,090,503	10,558,773	160,607	12,291,856	8,362,312
Net Income Attributable to Noncontrolling Interest	10,316,612	526,752	—	—	—
Net Income Attributable to Granite Falls Energy, LLC	$48,773,891	$10,032,021	$160,607	$12,291,856	$8,362,312
Amounts Attributable to Granite Falls Energy, LLC
Weighted Average Units Outstanding - Basic and Diluted	30,606	30,606	30,614	30,656	30,656
Net Income Per Unit - Basic and Diluted	$1,593.61	$327.78	$5.25	$400.96	$272.78
Distributions Per Unit - Basic and Diluted	$180.00	$—	$—	$600.00	$150.00

Balance Sheet Data at October 31,	2014	2013	2012	2011	2010
Current Assets	$49,402,165	$21,469,978	$20,715,050	$27,542,361	$23,429,993
Net Property, Plant and Equipment	88,028,345	88,808,855	40,418,082	35,898,961	36,327,497
Goodwill	1,372,473	1,372,473	—	—	—
Other Assets	859,550	1,021,916	—	—	10,050
Total Assets	$139,662,533	$112,673,222	$61,133,132	$63,441,322	$59,767,540

Current Liabilities	11,579,888	11,323,264	6,002,937	13,680,184	3,733,360
Long-Term Debt, less current portion	2,112,412	32,981,955	5,274,870	—	171,298
Members' Equity:
Members' Equity Attributable to Granite Falls Energy, LLC	103,152,157	59,887,346	49,855,325	49,761,138	55,862,882
Noncontrolling interest	22,818,076	8,480,657	—	—	—
Total Members' Equity	$125,970,233	$68,368,003	$49,855,325	$49,761,138	$55,862,882
Book Value Per Unit Attributable to Granite Falls Energy, LLC - Basic and Diluted	$3,370.32	$1,956.72	$1,628.94	$1,623.21	$1,822.25

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

We prepared the following discussion and analysis to help readers better understand our financial condition, changes in our financial condition, and results of operations for the fiscal year ended October 31, 2014. This discussion should be read in conjunction with the consolidated financial statements included herewith and notes to the consolidated financial statements thereto and the risk factors contained herein.

Overview

Our Granite Falls, Minnesota plant has an approximate annual production capacity of 60 million gallons of denatured ethanol, but is currently permitted to produce up to 70 million gallons of undenatured ethanol on a twelve month rolling sum basis. Our Heron Lake, Minnesota plant has an approximate annual production and permit capacity of 59.2 million gallons of denatured ethanol. We intend to continue working toward increasing production to take advantage of the additional production allowed pursuant to our permit as long as we believe it is profitable to do so.

Our operating results are largely driven by the prices at which we sell our ethanol, distillers' grains, and corn oil as well as the costs related to their production, particularly the cost of corn and natural gas. Our revenues are derived primarily from the sale and distribution of our ethanol throughout the continental United States and the sale and distribution of its principal co-product, distillers' grains, locally, and throughout the continental United States. We also realize revenue from the sale of corn oil we separate from our distillers syrup. Additionally, we have miscellaneous other revenue from incidental sales of distillers' syrup at HLBE's plant and revenues from natural gas pipeline operations at Agrinatural Gas, LLC, of which HLBE owns a 73% controlling interest. Our results of operations are affected by volatility in the commodity markets. In the event that we experience a prolonged period of negative operating margins, our liquidity may be negatively impacted.

We have exclusive ethanol marketing agreements with Eco-Energy for both the GFE and HLBE plants. Additionally, we have agreements with RPMG and Gavilon to market all of the distillers' grains produced at our plant and HLBE's plant, respectively, and with RPMG to market all of the corn oil produced at both plants. We rely on Eco-Energy, RPMG and Gavilon for the sale and distribution of all of our products. Occasionally, we also independently market a small portion of GFE's ethanol production as E-85 to local retailers.

Our costs of our goods sold consist primarily of costs relating to the corn and natural gas supplies necessary to produce ethanol and distillers' grains for sale. Farmers Cooperative Elevator Company is the exclusive supplier of corn to the GFE ethanol plant. HLBE generally does not have long-term, fixed price contracts for the purchase of corn. Typically, HLBE purchases its corn directly from grain elevators, farmers, and local dealers within approximately 80 miles of Heron Lake, Minnesota.

Trends and Uncertainties Impacting Our Operations
Our current results of operation are affected and will continue to be affected by factors such as (a) volatile and uncertain pricing of ethanol and corn; (b) availability of corn that is, in turn, affected by trends such as corn acreage, weather conditions, and yields on existing and new acreage diverted from other crops; and (c) the supply and demand for ethanol, which is affected by acceptance of ethanol as a substitute for fuel, public perception of the ethanol industry, government incentives and regulation, and competition from new and existing construction, among other things. Other factors that may affect our future results of operation include those factors discussed in "Item 1. Business" and "Item 1A. Risk Factors."
Critical Accounting Estimates

Management uses estimates and assumptions in preparing our consolidated financial statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Of the significant accounting policies described in the notes to our consolidated financial statements, we believe that the following are the most critical:

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

Accounting for Business Combinations

In accounting for business combinations, we apply the accounting requirements of ASC 805, "Business Combinations", ("ASC 805"), which requires the recording of net assets of acquired businesses at fair value. In developing estimates of fair value of acquired assets and assumed liabilities, we analyze a variety of factors including market data, estimated future cash flows of the acquired operations, industry growth rates and assumptions for certain future commodity prices. Such a valuation requires management to make significant estimates and assumptions, especially with respect to the future commodity prices.

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This pronouncement is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period and is to be applied using one of two retrospective application methods, with early application not permitted. The Company has not yet determined the potential effects of the new standard on the consolidated financial statements, if any.

Results of Operations for the Fiscal Years Ended October 31, 2014 and 2013

The following table shows the results of our operations and the percentage of revenues, costs of goods sold, operating expenses and other items to total revenues in our audited consolidated statements of operations for the fiscal years ended October 31, 2014 and 2013:

	2014		2013
Income Statement Data	Amount	%	Amount	%
Revenue	$300,954,984	100.0%	$224,100,934	100.0%
Cost of Goods Sold	237,433,629	78.9%	210,077,621	93.7%
Gross Profit	63,521,355	21.1%	14,023,313	6.3%
Operating Expenses	5,150,506	1.7%	2,988,583	1.3%
Operating Income	58,370,849	19.4%	11,034,730	5.0%
Other Income (Expense), net	719,654	0.2%	(475,957)	(0.2)%
Net Income	59,090,503	19.6%	10,558,773	4.8%
Net Income attributable to Noncontrolling interest	10,316,612	3.4%	526,752	0.2%
Net Income attributable to Granite Falls Energy, LLC	$48,773,891	16.2%	$10,032,021	4.6%

Revenues

Our revenues from operations come from three primary sources: sales of fuel ethanol, sales of distillers' grains and sales of corn oil. Additionally, we realize miscellaneous other revenue from incidental sales of distillers' syrup at HLBE's plant and revenues generated from natural gas pipeline operations at Agrinatural, of which HLBE owns a 73% controlling interest. These incidental syrup sales and revenues from natural gas pipeline operations are aggregated together for revenue reporting purposes as "Other/Miscellaneous".

The following table shows the sources of our revenue for the fiscal year ended October 31, 2014:

Revenue Sources	Amount	Percentage of Total Revenues
Ethanol sales	$241,095,335	80.1%
Distillers grains sales	51,411,835	17.1%
Corn oil sales	6,947,266	2.3%
Other/Miscellaneous	1,500,548	0.5%
Total Revenues	$300,954,984	100.0%

The following table shows the sources of our revenue for the fiscal year ended October 31, 2013:

Revenue Sources	Amount	Percentage of Total Revenues
Ethanol sales	$173,032,042	77.2%
Distillers grains sales	44,137,409	19.7%
Corn oil sales	6,482,239	2.9%
Other/Miscellaneous	449,244	0.2%
Total Revenues	$224,100,934	100.0%

We experienced a 34.3% increase in our revenues for our 2014 fiscal year compared to our 2013 fiscal year. Management attributes this increase in revenues primarily to an increase in the quantities sold as a result of our indirect acquisition of HLBE, since its results of operations were consolidated into our statements of operations beginning as of our fourth fiscal quarter in 2013. However, the increase in quantities sold was offset by significantly lower average prices for our ethanol and distillers' grains for our 2014 fiscal year compared to our 2013 fiscal year.

Ethanol

The average price we received for our ethanol decreased by 10.7% during our 2014 fiscal year compared to our 2013 fiscal year. Our average price per gallon of ethanol sold, on a consolidated basis, was $2.00 in 2014 and $2.24 in 2013. The average price per gallon sold for the GFE plant was $1.99 and $2.24 for fiscal years 2014 and 2013, respectively. The average price per gallon of ethanol sold at the HLBE plant was $2.01 in 2014 and $2.27 in 2013. Management attributes the drop in ethanol prices to continuing lower corn and gasoline prices, which impacts the market price of ethanol. However, ethanol prices have been somewhat buoyed by tighter domestic ethanol inventories due to continuing rail delays causing production slow downs and reductions and stronger export markets as a result of lower United States ethanol prices making our ethanol more cost competitive in the world market. Management anticipates that ethanol prices will continue to change in relation to changes in corn and energy prices. In addition, management believes the uncertainty related to EPA proposed changes in the RFS volume obligation during 2014 also impacted ethanol demand, negatively impacting ethanol prices. Management anticipates that ethanol prices will remain lower during our 2015 fiscal year as a result of lower corn prices, lower gasoline prices and continued uncertainty regarding the RFS.

Distillers' Grains

We produce distillers' grains for sale in two separate forms, distillers dried grains with solubles (DDGS) and modified/wet distillers' grains (MWDG). Market factors dictate whether we sell more DDGS versus MWDG.

Sales of distillers' grains represent a slightly smaller portion of our revenues during our 2014 fiscal year compared to our 2013 fiscal year as a result of significantly lower prices which were offset by greater quantities of distillers' grains sold. On a consolidated basis, the price we received for our distillers' grains in our 2014 fiscal year was approximately 32.7% lower than the price we received during our 2013 fiscal year (approximately 26.5% lower from period to period at the GFE plant compared to a decline of approximately 11.5% from period to period at the HLBE plant).

However, the decrease was offset by an aggregate increase of 73.1% in quantity sold in our 2014 fiscal year compared to our 2013 fiscal year. Our aggregate volume of distillers' grains sold increased approximately 22.6% during our 2014 fiscal year relative to our 2013 fiscal year as a result of the HLBE acquisition despite a 5.5% decrease in distillers' grains quantities sold at our Granite Falls plant from fiscal year 2013 to fiscal year 2014. Management believes these lower distillers' grains prices are a result of low corn and soybean prices coupled with increased supplies of corn and soybeans during much of our 2014 fiscal year. We anticipate that the market price of our distillers' grains will continue to be volatile as a result of changes in the price of corn and competing animal feed substitutes such as soybean meal.

Additionally, changes in export demand for distillers' grains by China during summer 2014 have negatively impacted distillers' grains prices. In June 2014, China stopped issuing permits for the import of distillers' dried grains from the United States due to the presence of a unapproved genetically modified organism ("GMO") corn trait in some distillers' grains shipments. The GMO trait has been approved in the United States and a number of other countries but was not in China. However, on December 17, 2014, the United States Secretary of Agriculture announced that Chinese officials had advised him that China would be lifting the ban on MIR162. Recently Syngenta publicly confirmed that it received the safety certificate for its Agrisure Viptera trait from China's regulatory authorities, formally granting import approval for distillers' grains made from AgrisureViptera corn. Since the Chinese announcement, Chinese buyers have resumed purchases of United States distillers' grains and domestic distillers' grains prices have have risen. However, management cannot predict if Chinese import volumes will return to pre-ban levels. As a result, management cannot estimate the effect China's actions will have on the overall distillers' grains market long term.

Corn Oil

Separating the corn oil from our distillers' grains decreases the total tons of distillers' grains that we sell; however, our corn oil has a higher per ton value than our distillers' grains. The average price we received per pound of corn oil sold during our 2014 fiscal year was approximately 13.9% less than the average price received during our 2013 fiscal year. Management attributes the decrease in corn oil prices to additional corn oil entering the market without any corresponding increase in demand. Management anticipates continued lower corn oil prices due to ongoing imbalance between corn oil supplies and demand.

Offsetting this price decrease, our aggregate volume of corn oil sold increased approximately 22.6% during our 2014 fiscal year relative to our 2013 fiscal year as a result of the HLBE acquisition despite a 19.4% decrease in quantities sold at our Granite Falls plant from fiscal year 2013 to fiscal year 2014. The net effect of the price decrease and increase in volume sold was an increase in corn oil revenue from approximately $6.5 million in 2013 to $6.9 million in 2014.

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

Our results of operations for our 2014 fiscal year will continue to be affected by volatility in the commodity markets uncertainty regarding the 2014 and future RFS RVO levels. The EPA has announced that it will be make a decision on whether to change the RFS requirements for using ethanol during 2015 but no definitive timeline for action has been given. As a result of this delay, the ethanol industry will continue to deal with the uncertainty related to the RFS. However, any change in the RFS that occurs during 2015 may be magnified if the change impacts prior year ethanol use requirements or otherwise significantly reduces ethanol demand.

Cost of Sales

Our two primary costs of producing ethanol, distillers' grains and corn oil are corn costs and natural gas costs. We experienced a 13.0% increase in our cost of goods sold for our 2014 fiscal year compared to our 2013 fiscal year. Our cost of goods sold increased to approximately $237.4 million for our fiscal year ended October 31, 2014 from approximately $210.1 million in our fiscal year ended October 31, 2013.

Our costs of goods sold as a percentage of revenues were 78.9% for our fiscal year ended October 31, 2014 compared to 93.7% for the same period of 2013. Our two largest costs of production are corn (71.0% of cost of goods sold for our fiscal year ended October 31, 2014, as compared to 82.5% for our fiscal year ended October 31, 2013) and natural gas (9.4% of cost of goods sold for our fiscal year ended October 31, 2014, as compared to 4.2% for our fiscal year ended October 31, 2013).

Corn Costs

We experienced a decrease of approximately 2.7% in our aggregate corn costs for our 2014 fiscal year compared to our 2013 fiscal year. Total corn ground at our plants increased by 55.4% for our 2014 fiscal year compared to our 2013 fiscal year, which was offset by a 39.6% decrease in our per bushel cost. A tight corn supply following the 2012 harvest put upward pressure on corn prices throughout much of our 2013 fiscal year. However, a record 2013 corn harvest eased prices substantially in our fourth fiscal quarter of 2013 and continued into fiscal year 2014. In addition, due to another record harvest in 2014, we expect corn prices to remain stable to lower during our 2015 fiscal year.

Natural Gas Costs

For our 2014 fiscal year, we experienced an increase of approximately 153.0% in our overall natural gas costs compared to our 2013 fiscal year. This increase was due primarily to our increased use of natural gas which was primarily a result of our acquisition of HLBE and significantly higher natural gas costs during our first and second quarters of 2014. We expect the market price for natural gas increase again during the winter months of our 2015 fiscal year. However, we do not expect the increases in natural gas prices will match those that occurred in 2014 unless we experience another exceptionally cold and long winter.

Hedging and Volatility of Purchases

Realized and unrealized gains and losses related to our corn derivative instruments resulted in a decrease of approximately$1.1 million in our cost of goods sold for our 2014 fiscal year compared to a decrease of approximately $156,000 in our cost of goods sold for our 2013 fiscal year.  We recognize the gains or losses that result from the changes in the value of our derivative instruments related to corn in cost of goods sold as the changes occur.  As corn prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance.  We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.

Operating Expense

Operating expenses as a percentage of revenues were relatively steady, increasing from 1.3% of revenues for our fiscal year ended October 31, 2013 to 1.7% of revenues for our fiscal year ended October 31, 2014. We continue to focus on increasing our operating efficiency as we strive to lower our operating expenses. We expect that going forward our operating expenses will remain relatively steady.

Operating Income

Our income from operations for our fiscal year ended October 31, 2014 was 19.4% of our revenues compared to 5.0% of our revenues for our fiscal year ended October 31, 2013. For our fiscal year ended October 31, 2014, we reported operating income of approximately $58.4 million and for our fiscal year ended October 31, 2013, we had operating income of approximately$11.0 million. This increase from period to period resulted from increased production, the improvement of our net margin between the price we received for ethanol and the cost of corn and natural gas used in manufacturing, and a full year of activity for the HLBE plant.

Other Income (Expense), Net

We had total other expense for our fiscal year ended October 31, 2013 of approximately $476,000, compared to total other income of approximately $720,000 for our fiscal year ended October 31, 2014. This change is primarily a result of amortization of a debt premium of approximately $281,000 related to the AgStar credit facility of HLBE that was recorded as part of our acquisition HLBE, which reduced our interest expense for our fiscal year ended October 31, 2014. In addition, as a result of the payoff of HLBE's entire AgStar term note payable on July 30, 2014, we recorded a gain of approximately $953,000 related to the settlement of a debt premium associated with the HLBE credit facility for our fiscal year ended October 31, 2014.

Changes in Financial Condition for the Fiscal Year Ended October 31, 2014 and 2013

The following table highlights the changes in our financial condition for the fiscal year ended ended October 31, 2014 from our previous fiscal year ended October 31, 2013:

	October 31, 2014	October 31, 2013
Current Assets	$49,402,165	$21,469,978
Total Assets	$139,662,533	$112,673,222
Current Liabilities	$11,579,888	$11,323,264
Long-Term Debt	$2,112,412	$32,981,955
Members' Equity attributable to Granite Falls Energy, LLC	$103,152,157	$59,887,346
Noncontrolling Interest	$22,818,076	$8,480,657

Total assets were at approximately $139.7 million October 31, 2014 compared to approximately $112.7 million at October 31, 2013, primarily as a result of an increase in property, plant and equipment related to our indirect acquisition of majority ownership of HLBE and and an increase in pipeline construction in progress at Agrinatural, HLBE's majority owned natural gas pipeline subsidiary. Additionally, as a result of this acquisition, our assets now also include approximately $1.4 million in goodwill.

Current assets totaled approximately $49.4 million at October 31, 2014 which is more than our current assets as of approximately $21.5 million at October 31, 2013. The increase is primarily due to a significant increase in cash which totaled approximately $27.2 million at October 31, 2014, as compared to cash of approximately $1.2 million at October 31, 2013, as well as increases in and trade accounts receivable and derivative instruments. These increases were offset slightly by a decrease in inventory and prepaid expenses.

Total current liabilities increased slightly, totaling approximately $11.6 million at October 31, 2014 compared to approximately $11.3 million at October 31, 2013. This increase was primarily the result of an increase in our accounts payable due to an increase in Agrinatural's, HLBE's majority owned natural gas pipeline subsidiary, accounts payables for pipeline construction in progress, which was offset by a decrease in our corn payable to FCE. Since HLBE terminated its corn supply agreement, HLBE buys its own corn and is no longer netting corn purchases with sales of ethanol and distillers grain.

Long-term debt totaled approximately $2.1 million at October 31, 2014, which is significantly less than our long-term debt as of October 31, 2013 which totaled approximately $33.0 million. The decrease is due to our paying the balance of our Capital One Shuttlewagon Railcar Mover note, payments on HLBE’s debt facilities, the conversion and redemption of HLBE's subordinated convertible debt as discussed above, and the settlement of the debt premium associated with the acquisition of HLBE.

Members’ equity attributable to Granite Falls Energy, LLC totaled approximately $103.2 million at October 31, 2014, as compared to members' equity attributable to Granite Falls Energy, LLC of approximately $59.9 million at October 31, 2013 . The increase was directly related to the net income attributable to Granite Falls Energy, LLC of approximately $59.1 million for the year ended October 31, 2014.

Noncontrolling interest totaled approximately $8.5 million at October 31, 2013 compared to approximately $22.8 million at October 31, 2014.  This is directly related to recognition of the 49.4% noncontrolling interest in HLBE at October 31, 2014 and net income attributable to the noncontrolling interest during the 2014 fiscal year.

Results of Operations for the Fiscal Years Ended October 31, 2013 and 2012

The following table shows the results of our operations and the percentage of revenues, costs of goods sold, operating expenses and other items to total revenues in our audited statements of operations for the fiscal years ended October 31, 2013 and 2012:

	2013		2012
Income Statement Data	Amount	%	Amount	%
Revenue	$224,100,934	100.0%	$175,162,043	100.0
Cost of Goods Sold	210,077,621	93.7%	172,708,074	98.6
Gross Profit	14,023,313	6.3%	2,453,969	1.4
Operating Expenses	2,988,583	1.3%	2,449,596	1.4
Operating Income	11,034,730	5.0%	4,373	—
Other Income (Expense), net	(475,957)	(0.2)%	156,234	0.1
Net Income	$10,558,773	4.8%	$160,607	0.1
Net Income attributable to Noncontrolling interest	$526,752	0.2%	—	—%
Net Income attributable to Granite Falls Energy, LLC	$10,032,021	4.6%	160,607	0.1%

Revenues

Our revenues from operations come from three primary sources: sales of fuel ethanol, sales of distillers' grains and sales of corn oil. Additionally, we realize miscellaneous other revenue from incidental sales of distillers' syrup at HLBE's plant and revenues generated from natural gas pipeline operations at Agrinatural, of which HLBE owns a 73% controlling interest. These incidental syrup sales and revenues from natural gas pipeline operations are aggregated together for revenue reporting purposes as "Other/Miscellaneous".

The following table shows the sources of our revenue for the year ended October 31, 2013.

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

We experienced a 27.9% increase in our revenues for our 2013 fiscal year compared to our 2012 fiscal year. Management attributes this increase in revenues primarily to an increase in the quantities sold as a result of our indirect acquisition of HLBE, since its results of operations were consolidated into our statements of operations beginning as of our fourth fiscal quarter in 2013.

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

Distillers' Grains

Distillers grains represent a slightly larger portion of our revenues during our 2013 fiscal year compared to our 2012 fiscal year as a result of higher prices and greater quantities of distillers' grains sold. The price we received for our distillers' grains in our 2013 fiscal year was approximately 7.8% higher than the price we received during our 2012 fiscal year. Management believes these higher distillers' grains prices are a result of the high price of other feed products available to livestock producers during much of our 2013 fiscal year.  Additionally, our quantity of distillers' grains sold increased approximately 27.1% in our 2013 fiscal year compared to our 2012 fiscal year. This increase in quantity sold was largely a result of the HLBE acquisition, although we also sold 6.4% more distillers' grains at our Granite Falls plant in fiscal year 2013 compared to the prior year. The price and quantity increases, combined with the relatively smaller increases in ethanol prices and quantities discussed above, resulted in distillers' grains sales comprising a larger percentage of our total revenues during our 2013 fiscal year relative to our 2012 fiscal year.

Corn Oil

The average price we received per pound of corn oil sold during our 2013 fiscal year was approximately 8.7% less than the average price received during our 2012 fiscal year. Offsetting this price decrease, our volume of corn oil sold increased approximately 64.3% during our 2013 fiscal year relative to our 2012 fiscal year as a result of the HLBE acquisition and a 34.8% increase in quantities sold at our Granite Falls plant due to increased extraction efficiencies. The net effect of the price decrease and increase in volume sold was an increase in corn oil revenue from approximately $4.3 million in 2012 to approximately $6.5 million in 2013.

Cost of Goods Sold

We experienced an increase in our cost of goods sold for our 2013 fiscal year compared to our 2012 fiscal year. Our cost of goods sold increased to approximately $210.1 million for our fiscal year ended October 31, 2013 from approximately $172.7 million in our fiscal year ended October 31, 2012. Our costs of goods sold as a percentage of revenues were 93.7% for our fiscal year ended October 31, 2013 compared to 98.6% for the same period of 2012. Our two largest costs of production are corn (82.5% of cost of goods sold for our fiscal year ended October 31, 2013) and natural gas (4.2% of cost of goods sold for our fiscal year ended October 31, 2013).

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

Hedging and Volatility of Purchases

Realized and unrealized gains and losses related to our corn derivative instruments resulted in a decrease of approximately $156,000 in our cost of goods sold for our 2013 fiscal year compared to an increase of approximately $1,652,000 in our cost of goods sold for our 2012 fiscal year.

Operating Expenses

Operating expenses as a percentage of revenues were steady, decreasing from 1.4% of revenues for our fiscal year ended October 31, 2012 to 1.3% of revenues for our fiscal year ended October 31, 2013. We continue to focus on increasing our operating efficiency as we strive to lower our operating expenses.

Other Income (Expense), Net

We had total other expense for our fiscal year ended October 31, 2013 of approximately $476,000, compared to total other income of approximately $156,000 for our fiscal year ended October 31, 2012. We had an increase in interest expense during our fiscal year ended October 31, 2013 compared to the same period of 2012 due to increased borrowings on our credit facilities, including the facilities of HLBE. Additionally, our other income (expense), net decreased from approximately $182,000 of income for our fiscal year ended October 31, 2012 to approximately $48,000 of expense for our fiscal year ended October 31, 2013.

Changes in Financial Condition for the Fiscal Year Ended October 31, 2013 and 2012

The following table highlights the changes in our financial condition for the October 31, 2013 from our previous fiscal year ended October 31, 2012:

	October 31, 2013	October 31, 2012
Current Assets	$21,469,978	$20,715,050
Total Assets	$112,673,222	$61,133,132
Current Liabilities	$11,323,264	$6,002,937
Long-Term Debt	$32,981,955	$5,274,870
Members' Equity attributable to Granite Falls Energy, LLC	$59,887,346	$49,855,325
Noncontrolling Interest	$8,480,657	$—

Total assets were approximately $112.7 million at October 31, 2013 compared to approximately $61.1 million at October 31, 2012, primarily as a result of an increase in property, plant and equipment related to our indirect acquisition of majority ownership of HLBE in the fourth fiscal quarter of 2014.

Current assets totaled approximately $21.5 million at October 31, 2013, which is more than our current assets as of October 31, 2012 which totaled approximately $20.7 million. The increase is primarily due to an increase in cash and prepaid expenses and other current assets, offset slightly by a decrease in accounts receivable.

Total current liabilities increased and totaled approximately $11.3 million at October 31, 2013 and approximately $6.0 million at October 31, 2012. This increase was primarily the result of an increase in the current portion of our long-term debt and and increase in our corn payable to FCE.

Long-term debt totaled approximately $33.0 million at October 31, 2013 which is more than our long-term debt as of October 31, 2012 which totaled approximately $5.3 million. The increase was primarily the result of the consolidation of HLBE’s debt facilities due to the indirect acquisition of a majority ownership of HLBE during the year.

Members’ equity attributable to Granite Falls Energy, LLC totaled approximately $59.9 million at October 31, 2013 which is more than our Members’ equity attributable to Granite Falls Energy, LLC as of October 31, 2012 which totaled approximately$49.9 million. The increase was directly related to the net income attributable to Granite Falls Energy, LLC of approximately $10.0 million for the year ended October 31, 2013.

Noncontrolling interest totaled approximately $8.5 million at October 31, 2013 compared to $0 at October 31, 2012.  This is directly related to recognition of the 36.6% noncontrolling interest in HLBE at the date of the GFE acquisition along with the issuance of subsidiary units and net income attributable to the noncontrolling interest during the fourth quarter of fiscal 2013.

Liquidity and Capital Resources

Year Ended October 31, 2014 Compared to Year Ended October 31, 2013

Our principal uses of cash are to pay operating expenses of the plant and to make debt service payments.

The following table summarizes our sources and uses of cash and equivalents from our consolidated statements of cash flows for the fiscal years ended October 31, 2014 and 2013:

	2014	2013
Net cash provided by operating activities	$65,287,009	$22,715,888
Net cash used in investing activities	$(5,102,663)	$(9,073,284)
Net cash used in financing activities	$(34,134,110)	$(13,169,658)
Net increase in cash and equivalents	$26,050,236	$472,946

Operating Cash Flows

Cash provided by operating activities was approximately $65.3 million for the fiscal year ended October 31, 2014, compared to cash provided by operating activities of approximately $22.7 million for the fiscal year ended October 31, 2013. This difference is primarily due generating income of approximately $59.1 million during fiscal year 2014. Currently, our capital needs are being adequately met through cash flows from our operating activities and our currently available credit facilities.

Investing Cash Flows

Cash used in investing activities was approximately $5.1 million for the fiscal year ended October 31, 2014, compared to cash used in investing activities of approximately $9.1 million for the fiscal year ended October 31, 2013. During the fiscal year ended October 31, 2013, we used approximately $7.0 million to indirectly acquire a majority interest in HLBE. Additionally, during our 2013 fiscal year we used cash totaling approximately $2.6 million for capital expenditures compared to payments of approximately $5.2 million during the same period in 2014. We also had proceeds of $540,000 during fiscal 2013 related to the sale of land, as compared to proceeds of approximately $80,000 from the sales of equipment during fiscal 2014, when we did not sell any land.

Financing Cash Flows

Cash used in financing activities was approximately $13.2 million for the fiscal year ended October 31, 2013, compared to approximately $34.1 million for the fiscal year ended October 31, 2014. The difference is primarily attributable to increases in payments on our long-term debt associated with our credit facilities for the GFE and HLBE plants during our 2014 fiscal year, a distribution made to GFE members during the first fiscal quarter of 2014 and HLBE's payments on the convertible subordinated debt of approximately $207,000. Offsetting cash sources from financing activities for fiscal year 2013 included issuances of member units and convertible subordinated debt.

Year Ended October 31, 2013 Compared to Year Ended October 31, 2012

The following table summarizes our sources and uses of cash and equivalents from our consolidated statements of cash flows for for the fiscal years ended October 31, 2013 and 2012:

	2013	2012
Net cash provided by (used in) operating activities	$22,715,888	$(953,958)
Net cash used in investing activities	$(9,073,284)	$(7,551,142)
Net cash used in financing activities	$(13,169,658)	$(3,873,632)
Net increase in cash and equivalents	$472,946	$(12,378,732)

Operating Cash Flows

Cash provided by operating activities was approximately $22.7 million for the fiscal year ended October 31, 2013, compared to cash used in operating activities of approximately $954,000 for the fiscal year ended October 31, 2012. The difference is primarily attributable to an increase in net income for the fiscal year ended October 31, 2013 compared to the fiscal year ended October 31, 2012. We also had significant changes in accounts receivable and inventory during the fiscal year ended October 31, 2013 compared to the fiscal year ended October 31, 2012, which provided cash flow from operating activities of approximately $3.9 million and approximately $1.9 million, respectively, compared to cash used for accounts receivable and inventory of approximately $3.6 million and $3.4 million, respectively in for the fiscal year ended October 31, 2012.

Investing Cash Flows

Cash used in investing activities was approximately $9.1 million for the fiscal year ended October 31, 2013, compared to cash used in investing activities of approximately $7.6 million for the fiscal year ended October 31, 2012. During the fiscal year ended October 31, 2013, we used approximately $7.0 million to indirectly acquire a majority interest in HLBE. Additionally, during our 2013 fiscal year we used cash totaling approximately $2.6 million for capital expenditures, construction in process and land acquisitions, compared to payments of approximately $7.6 million during the same period in 2012. We also had proceeds of approximately $540,000 during fiscal 2013 related to the sale of land.

Financing Cash Flows

Cash used in financing activities was approximately $13.2 million for the fiscal year ended October 31, 2013, compared to cash used in financing activities of approximately $3.9 million for the fiscal year ended October 31, 2012. The difference is primarily attributable to increases in payments on our long-term debt associated with our credit facilities during our 2013 fiscal year. We also received proceeds from HLBE's issuance of subordinated convertible notes in fiscal year 2013, discussed below under "Credit Arrangements - Heron Lake BioEnergy - HLBE Subordinated Convertible Debt." In our 2012 fiscal year, we received proceeds from our long-term debt and also paid a member distribution.

Credit Arrangements

Granite Falls Energy

Short-Term Debt Sources

In August 2012, GFE entered into two new credit facilities, one short-term and one long-term, with United FCS. CoBank serves as administrative agent for these new credit facilities.

GFE's short-term credit facility with United FCS is a revolving line of credit. This facility allows us to borrow, repay, and reborrow up to $6,000,000 subject to a borrowing base calculation. Final payment of amounts borrowed under this credit facility was due August 1, 2014. Amounts borrowed under the revolving line of credit bear interest at one of three interest rate options selected by us, (i) at a variable weekly rate equal to 2.65% above the rate quoted by the British Bankers Association for the offering of one-month United States Dollar deposits, (ii) at a fixed rate to be quoted by CoBank, or (iii) at a fixed rate for up to 12 months equal to LIBOR plus 2.65%. Interest on amounts borrowed is payable monthly in arrears.

We expect to utilize this credit facility to finance inventory and receivables as needed. At of October 31, 2014 and 2013, there were no outstanding balance on the short-term credit facility.

GFE also has letters of credit totaling approximately $289,000 as part of a credit requirement of Northern Natural Gas. In August 2012, these letters of credit were transferred to United FCS as part of the new credit facilities. These letters of credit reduce the amount available under our line of credit to approximately $5.7 million.

Long-Term Debt Sources

GFE's long-term credit facility with United FCS is a revolving term loan. Under this facility we may borrow, repay, and reborrow up to $18.0 million. However, the amount available for borrowing under this facility reduces by $2.0 million every six months, beginning beginning September 1, 2014, with final payment due March 1, 2018. Therefore, at October 31, 2014, the amount we may borrow under this facility is $16.0 million. The interest rates for this facility is based on the bank's "One Month LIBOR Index Rate" plus 3.05%.

GFE has used this credit facility to fund the rail infrastructure improvement project for the Granite Falls plant. As of October 31, 2014, there was no outstanding balance on our revolving term loan. As of October 31, 2013, the outstanding balance on our revolving term loan was approximately $2.5 million and the interest rate as of that date was 3.22%.

GFE's credit facilities with United FCS require the Company to comply with certain financial covenants, including (i) maintaining working capital of at least $10.0 million, (ii) maintaining local net worth, defined as total assets, minus total liabilities, minus investments by the Company in other entities, of at least $45.0 million, and (iii) achieving a debt service coverage ratio of at least 2.0 to 1.0. Our debt service coverage ratio is calculated as follows: (1) net income, plus depreciation and amortization, minus extraordinary gains (plus extraordinary losses), minus gain on asset sales (plus loss on asset sales); (2) divided by $2.0 million. As of October 31, 2014, we were in compliance with our financial covenants.

GFE's credit facilities with United FCS are secured by substantially all our assets. There are no savings account balance collateral requirements as part of this credit facility.

Other GFE Credit Arrangements

In December 2011, GFE purchased a Shuttlewagon Railcar Mover for use at the Granite Falls facility. GFE financed the entire purchase price through Capital One Equipment Leasing and Finance. As of October 31, 2013, the loan balance was approximately $383,000. In January 2014, GFE paid the loan balance in full.

Heron Lake BioEnergy

Credit Arrangements with AgStar

On July 29, 2014, HLBE entered into a new comprehensive credit facility with AgStar Financial Services, FCLA (“AgStar”).  The new comprehensive credit facility consists of a $28 million term revolving loan with a maturity date of March 1, 2022.  In exchange for this new comprehensive credit facility, HLBE executed a mortgage in favor of AgStar covering all of HLBE's real property and granted AgStar a security interest in all of its equipment and other assets.  HLBE's new credit facility with AgStar is subject to numerous covenants requiring us to maintain various financial ratios.

At the time HLBE executed the new credit facility with AgStar, HLBE repaid the entire outstanding balance of its prior credit facilities with AgStar.  HLBE's credit facilities with AgStar prior to the payoff included our term note and a revolving term note.  At the loan closing, HLBE paid off the $7.5 million balance of the revolving term note. There was no outstanding balance on HLBE's prior AgStar term note at loan closing.  AgStar canceled its prior mortgage and security interest in all of HLBE's assets.  HLBE currently has no further obligations under its prior AgStar credit facilities. For additional information related to the repayment of the term note and a revolving term note under HLBE's prior AgStar master loan agreement, see Note 8 included herein as part of the Notes to Consolidated Financial Statements. As a result of the payoff of the entire revolving term note, we recorded a gain of approximately $953,000 related to the settlement of a debt premium associated with the credit facility.

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

As October 31, 2014, HLBE had no balance outstanding on this loan. For additional information related to the the revolving term note, see Note 8 included herein as part of the Notes to the Consolidated Financial Statements.

Administrative Agency Agreement

As part of the Credit Facility closing, HLBE entered into an Administrative Agency Agreement with CoBank, ACP (“CoBank”). CoBank purchased a participation interest in the AgStar loan and was appointed the administrative agent for the purpose of servicing the loans.

HLBE Subordinated Convertible Debt

On September 18, 2013, HLBE entered into an indenture with U.S. Bank National Association (“U.S. Bank”), as trustee and collateral agent, in connection with the closing of HLBE's offering of a maximum of $12 million aggregate principal amount of 7.25% Secured Subordinated Notes due 2018 (the “Notes”). On September 18, 2013, HLBE sold an aggregate principal amount of approximately $2.8 million of the Notes. Additionally, subscribers from HLBE's prior interim subordinated notes offering holding an aggregate principal amount of approximately $1.3 million of HLBE's interim subordinated notes elected to exchange their notes for Notes under the indenture, per the original terms of the interim subordinated notes, resulting in an aggregate principal amount of approximately $4.1 million in Notes. The Notes were subordinated secured obligations, with interest payable on April 1 and October 1 of each year, beginning April 1, 2014, through the maturity date of October 1, 2018 at a rate of 7.25% per annum. The Notes were secured by a second mortgage and lien position on, among other assets, HLBE's property, plant and equipment located in Heron Lake, Minnesota, which mortgage and lien position are junior to and subordinated to HLBE's senior debt with AgStar. Beginning on October 1, 2014, and each anniversary date thereafter prior to the maturity date of the Notes, and on the maturity date of the Notes, and prior to the effective time of certain corporate actions, each holder of Notes had the right, at such holder’s option, to irrevocably convert all (but not less than all) of such holder’s Notes into HLBE's membership units at the rate of $0.30 of principal amount per unit. In addition, prior to any prepayment date, each holder of Notes had the right, at such holder’s option, to irrevocably convert the principal amount to be prepaid into HLBE's membership units at the rate of $0.30 of principal amount per unit. Subject to this conversion right, HLBE had the option to redeem the outstanding amount of the Notes in whole or in part with accrued interest to the date of such prepayment on the amount prepaid, without penalty or premium, provided that any repayment of Notes was made pro rata to all holders of Notes.

On May 2, 2014, HLBE issued a notice to U.S. Bank that it intended to redeem all of the outstanding Notes on July 1, 2014. The announced redemption was pursuant to HLBE's "optional redemption" right as described above. A notice of the redemption was mailed to Note holders by the trustee on May 23, 2014, stating that the outstanding principal balance of $4.1 million would be redeemed at a redemption price equal to 100% of the aggregate principal amount plus accrued and unpaid interest to interest to, but excluding, the redemption date. HLBE's obligation to pay the redemption price on the redemption date was subject to the right of the holders of the notes to elect to convert the principal amount of their Notes into capital units of HLBE at a conversion rate of $0.30 per unit.

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

Following the issuance of the Class A units described above, HLBE had a total of 62,932,107 Class A units and 15,000,000 Class B units issued and outstanding, for an aggregate total of 77,932,107 units issued and outstanding. As of January 28, 2015, we are the indirect owner of approximately 50.6% of HLBE's outstanding membership units, a decrease from our prior ownership percentage of 60.8% due to HLBE's issuance of units as part of its redemption of the Notes. Notwithstanding this dilution, we retain our right to appoint five (5) of the nine (9) governors to our board of governors under HLBE member control agreement as we continues to own a majority of HLBE.

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

As of October 31, 2014 and 2013, there was a total of approximately $2.0 million and approximately $2.3 million in outstanding water revenue bonds, respectively. HLBE classifies its obligations under these bonds as assessments payable. The interest rates on the bonds range from 0.50% to 8.73%.

To fund the purchase of the distribution system and substation for the plant, HLBE entered into a loan agreement with Federated Rural Electric Association pursuant to which HLBE borrowed $600,000 by a secured promissory note. Under the note HLBE is required to make monthly payments to Federated Rural Electric Association of approximately $6,000 consisting of principal and an annual fee of 1% beginning on October 10, 2009. In exchange for this loan, Federated Rural Electric Association was granted a security interest in the distribution system and substation for the plant. The balances of this loan at October 31, 2014 and 2013 were approximately $219,000 and approximately $294,000, respectively.

HLBE has a note payable in connection with the construction of its pipeline assets. This loan was initially due in December 2011, but was converted in February 2012 to a term loan with a three-year repayment period. The balance of this loan at October 31, 2013 was approximately $1.0 million. The note was paid off in full on July 29, 2014 by Agrinatural using funds loaned to Agrinatural by HLBE described below.

HLBE financed its corn oil separation equipment from the equipment vendor. HLBE pays approximately $40,000 per month on this debt, conditioned upon revenue generated from the corn oil separation equipment. The monthly payment includes implicit interest of 5.57% until maturity in May 2015. The note is secured by the corn oil separation equipment. The balance of this loan at October 31, 2014 and 2013 was approximately $147,000 and approximately $641,000, respectively.

HLBE also has a note payable to the minority owner of Agrinatural Gas, LLC in the amount of $300,000 at October 31, 2014 and 2013. Interest on the note is One-Month LIBOR plus 4.0% and the note is due on demand.

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

GFE Loan to Agrinatural

GFE loaned Agrinatural $500,000 during July 2014. The demand promissory note accrued interest at 5.29% and payment was due in full on or before July 31, 2014. Agrinatural paid the balance full, including accrued interest, on July 29, 2014.

Contractual Obligations

The following table provides information regarding the contractual obligations of the Company as of October 31, 2014:

	Total	Less than One Year	One to Three Years	Three to Five Years	Greater Than Five Years
Long-Term Debt Obligations (1)	$3,606,661	$1,001,002	$1,047,364	$818,006	$740,289
Operating Lease Obligations (2)	11,105,399	4,500,639	5,937,494	667,266	—
Purchase Obligations (3)	4,816,166	4,816,166	—	—	—
Total Contractual Obligations	$19,528,226	$10,317,807	$6,984,858	$1,485,272	$740,289

(1) Long-term debt obligations include both principal and interest payments.
(2) Operating lease obligations include the Company's rail car lease (Note 10).
(3) Purchase obligations include the Company's corn and natural gas commitments.

Off-Balance Sheet Arrangements.

We currently have no off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of market fluctuations associated with interest rates and commodity prices as discussed below. We have no exposure to foreign currency risk as all of our business is conducted in United States Dollars. foreign currency risk as all of our business is conducted in United States Dollars. We use derivative financial instruments as part of an overall strategy to manage market risk. We use cash, futures and option contracts to hedge changes to the commodity prices of corn, ethanol and natural gas. We do not enter into these derivative financial instruments for trading or speculative purposes, nor do we designate these contracts as hedges for accounting purposes pursuant to the requirements of Generally Accepted Accounting Principles ("GAAP").

Interest Rate Risk

Exposure to interest rate risk results primarily from our credit facilities with our credit facilities with United FCS, PCA and HLBE's credit facilities with AgStar Financial Services, PCA. The specifics of these credit facilities are discussed in greater detail in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Credit Arrangements." As of October 31, 2014, we had no exposure to interest rate risk as we had no amounts outstanding on our credit facilities with United FCS, PCA or HLBE's credit facilities with AgStar Financial Services, PCA.

Commodity Price Risk

We seek to minimize the risks from fluctuations in the prices of raw material inputs, such as corn and natural gas, and finished products, such as ethanol and distillers' grains, through the use of hedging instruments. In practice, as markets move, we actively manage our risk and adjust hedging strategies as appropriate. Although we believe our hedge positions accomplish an economic hedge against our future purchases and sales, management has chosen not to use hedge accounting, which would match the gain or loss on our hedge positions to the specific commodity purchase being hedged. We are using fair value accounting for our hedge positions, which means as the current market price of our hedge positions changes, the realized or unrealized gains and losses are immediately recognized in our cost of goods sold or as an offset to revenues. The immediate recognition of hedging gains and losses under fair value accounting can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.

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

As of October 31, 2014, we had price protection in place for approximately 20% of our anticipated corn needs at the GFE plant, approximately 20% of our natural gas needs and 23% of our ethanol sales for the next 12 months. As of October 31, 2014, we had price protection in place for approximately 20% of HLBE's anticipated corn needs, approximately 20% of its natural gas needs and 23% of its ethanol sales for the next 12 months. As input prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for us.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the spot prices of corn, natural gas, and ethanol as of October 31, 2014, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from October 31, 2014 for both the Granite Falls, Minnesota and Heron Lake, Minnesota production plants. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of October 31, 2014	Approximate Adverse Change to Income
Natural Gas	2,600,000	MMBTU	10%	$1,257,000
Ethanol	91,750,000	Gallons	10%	$15,849,000
Corn	32,100,000	Bushels	10%	$11,129,000

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Governors
Granite Falls Energy, LLC and Subsidiaries
Granite Falls, Minnesota
We have audited the accompanying consolidated balance sheets of Granite Falls Energy, LLC and Subsidiaries as of October 31, 2014 and 2013, and the related consolidated statements of operations, changes in members’ equity, and cash flows for each of the years in the three-year period ended October 31, 2014. Granite Falls Energy, LLC’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Granite Falls Energy, LLC and Subsidiaries as of October 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the three-year period ended October 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

/s/ Boulay PLLP
Certified Public Accountants

Minneapolis, Minnesota
January 28, 2015

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES
Consolidated Balance Sheets

ASSETS	October 31, 2014	October 31, 2013

Current Assets
Cash	$27,209,010	$1,158,774
Restricted cash	492,099	393,750
Accounts receivable	9,281,701	6,450,694
Inventory	10,725,144	12,370,277
Commodity derivative instruments	1,295,738	—
Prepaid expenses and other current assets	398,473	1,096,483
Total current assets	49,402,165	21,469,978

Property, Plant and Equipment
Land and improvements	12,307,063	12,307,063
Railroad improvements	8,005,523	8,005,523
Process equipment and tanks	113,602,431	110,440,407
Administration building	1,015,361	1,015,361
Office equipment	265,792	265,792
Rolling stock	1,834,026	1,691,857
Construction in progress	7,109,796	2,067,213
	144,139,992	135,793,216
Less accumulated depreciation	56,111,647	46,984,361
Net property, plant and equipment	88,028,345	88,808,855

Goodwill	1,372,473	1,372,473

Other Assets	859,550	1,021,916

Total Assets	$139,662,533	$112,673,222

Notes to the Consolidated Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES
Consolidated Balance Sheets

LIABILITIES AND MEMBERS' EQUITY	October 31, 2014	October 31, 2013

Current Liabilities
Current portion of long-term debt	$846,235	$3,490,808
Accounts payable	8,086,119	3,058,633
Corn payable to FCE	1,997,540	4,001,852
Commodity derivative instruments	—	75,113
Accrued liabilities	649,994	696,858
Total current liabilities	11,579,888	11,323,264

Long-Term Debt, less current portion	2,112,412	32,981,955

Commitments and Contingencies	—	—

Members' Equity
Members' equity attributable to Granite Falls Energy, LLC consists of 30,606 units authorized, issued, and outstanding	103,152,157	59,887,346
Noncontrolling interest	22,818,076	8,480,657
Total members' equity	125,970,233	68,368,003

Total Liabilities and Members' Equity	$139,662,533	$112,673,222

Notes to the Consolidated Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES
Consolidated Statements of Operations

For the fiscal years ended,	October 31, 2014	October 31, 2013	October 31, 2012

Revenues	$300,954,984	$224,100,934	$175,162,043

Cost of Goods Sold	237,433,629	210,077,621	172,708,074

Gross Profit	63,521,355	14,023,313	2,453,969

Operating Expenses	5,150,506	2,988,583	2,449,596

Operating Income	58,370,849	11,034,730	4,373

Other Income (Expense):
Other income (expense), net	242,920	(48,373)	182,186
Interest income	8,886	813	18,050
Interest expense	(485,238)	(428,397)	(44,002)
Settlement of debt premium	953,086	—	—
Total other income (expense), net	719,654	(475,957)	156,234

Net Income	$59,090,503	$10,558,773	$160,607

Net Income Attributable to Noncontrolling Interest	$10,316,612	$526,752	$—

Net Income Attributable to Granite Falls Energy, LLC	$48,773,891	$10,032,021	$160,607

Weighted Average Units Outstanding - Basic and Diluted	30,606	30,606	30,614

Amounts attributable to Granite Falls Energy, LLC:

Net Income Per Unit - Basic and Diluted	$1,593.61	$327.78	$5.25

Distributions Per Unit - Basic and Diluted	$180.00	$—	$—

Notes to the Consolidated Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES
Consolidated Statement of Changes in Members' Equity

	Members' Equity Attributable to Granite Falls Energy, LLC	Noncontrolling Interest	Total Members' Equity
Balance - October 31, 2011	$49,761,138	$—	$49,761,138

Repurchase of 50 membership units in December 2011	(66,420)	—	(66,420)

Net income for the year ended October 31, 2012	160,607	—	160,607

Balance - October 31, 2012	49,855,325	—	49,855,325

Recognition of noncontrolling interest upon acquisition of business	—	7,159,741	7,159,741
Distribution attributable to noncontrolling interest	—	(38,336)	(38,336)
Issuance of subsidiary units attributable to noncontrolling interest	—	832,500	832,500
Net income attributable to noncontrolling interest	—	526,752	526,752
Net income attributable to Granite Falls Energy, LLC	10,032,021	—	10,032,021

Balance - October 31, 2013	59,887,346	8,480,657	68,368,003

Distribution	(5,509,080)	—	(5,509,080)
Cancellation of accrued distribution to noncontrolling interest	—	84,807	84,807
Issuance of subsidiary units attributable to noncontrolling interest	—	3,936,000	3,936,000
Net income attributable to noncontrolling interest	—	10,316,612	10,316,612
Net income attributable to Granite Falls Energy, LLC	48,773,891	—	48,773,891

Balance - October 31, 2014	$103,152,157	$22,818,076	$125,970,233

Notes to the Consolidated Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES
Consolidated Statements of Cash Flows

For the fiscal years ended,	October 31, 2014	October 31, 2013	October 31, 2012

Cash Flows from Operating Activities:
Net income	$59,090,503	$10,558,773	$160,607
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation and amortization	9,267,367	5,549,204	4,161,021
Change in fair value of derivative instruments	(1,134,402)	(155,563)	1,651,799
Loss on sale of equipment and other	137,397	—	—
Settlement of debt premium	(953,086)	—	—
Changes in operating assets and liabilities:
Restricted cash	(98,349)	611,205	1,009,000
Commodity derivative instruments	(236,449)	185,113	(1,202,186)
Accounts receivable	(2,831,007)	3,910,961	(3,578,987)
Inventory	1,645,133	1,946,049	(3,397,758)
Prepaid expenses and other current assets	698,010	176,061	12,274
Accounts payable	(336,051)	(5,995)	286,878
Accrued liabilities	37,943	(59,920)	(56,606)
Net Cash Provided by (Used in) Operating Activities	65,287,009	22,715,888	(953,958)

Cash Flows from Investing Activities:
Payments for capital expenditures	(5,182,948)	(2,636,048)	(4,083,943)
Payments from sale of land and equipment	80,285	540,000	—
Payments for land acquisitions	—	—	(3,467,199)
Payments for acquisition of Project Viking, net of cash acquired	—	(6,977,236)	—
Net Cash Used in Investing Activities	(5,102,663)	(9,073,284)	(7,551,142)

Cash Flows from Financing Activities:
Proceeds from long-term debt	—	—	5,490,926
Payments on long-term debt	(28,418,030)	(16,840,158)	(101,338)
Issuance of (payments on) subsidiary convertible subordinated debt	(207,000)	3,670,500	—
Payments for membership unit redemption	—	—	(66,420)
Member distributions paid	(5,509,080)	—	(9,196,800)
Net Cash Used in Financing Activities	(34,134,110)	(13,169,658)	(3,873,632)

Net Increase (Decrease) in Cash	26,050,236	472,946	(12,378,732)

Cash - Beginning of Period	1,158,774	685,828	13,064,560

Cash - End of Period	$27,209,010	$1,158,774	$685,828

Notes to the Consolidated Financial Statements are an integral part of this Statement.

Supplemental Cash Flow Information
Cash paid during the period for:
Interest expense	$1,485,331	$388,306	$44,002

Supplemental Disclosure of Noncash Investing, Operating and Financing Activities

Conversion of subsidiary subordinated convertible notes	$3,936,000	$934,500	$—
Cancellation of accrued distribution to noncontrolling interest	$84,807	$—	$—
Distribution to non-controlling interest in accrued expenses	$—	$38,336	$—
Capital expenditures and construction in process included in accounts payable	$3,359,225	$605,750	$1,129,000

Notes to the Consolidated Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
October 31, 2014 and 2013

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Granite Falls Energy, LLC (“GFE” or the “Company”) is a Minnesota limited liability company currently producing fuel-grade ethanol, distillers' grains, and crude corn oil near Granite Falls, Minnesota and sells these products, pursuant to marketing agreements, throughout the continental United States and on the international market. GFE's plant has an approximate annual production capacity of 60 million gallons, but is currently permitted to produce up to 70 million gallons of undenatured ethanol on a twelve month rolling sum basis.

Heron Lake BioEnergy, LLC (“HLBE”) is a Minnesota limited liability company currently producing fuel-grade ethanol, distillers' grains, and crude corn oil near Heron Lake, Minnesota and sells these products, pursuant to marketing agreements, throughout the continental United States. HLBE's plant has an approximate annual production capacity of 55 million gallons, but is currently permitted to produce up to 59.2 million gallons. Additionally, HLBE, through a majority owned subsidiary, operates a natural gas pipeline that provides natural gas to the HLBE’s ethanol production facility and other customers.

Principles of Consolidation

The accompanying consolidated financial statements consolidate the operating results and financial position of GFE, and its 50.6% owned subsidiary, HLBE (through GFE's 100% ownership of Project Viking, LLC). Given the Company’s control over the operations of HLBE and its majority voting, interest, the Company consolidates the financial statements of HLBE with its consolidated financial statements. The remaining 49.4% ownership of HLBE is included in the consolidated financial statements as a non-controlling interest. HLBE, through its wholly owned subsidiary, HLBE Pipeline Company, LLC, owns 73% of Agrinatural Gas, LLC (“Agrinatural”). Given HLBE’s control over the operations of Agrinatural and its majority voting interest, HLBE consolidates the financial statements of Agrinatural with its consolidated financial statements, with the equity and earnings attributed to the remaining 27% noncontrolling interest. All intercompany balances and transactions are eliminated in consolidation. The acquisition occurred on July 31, 2013 and therefore the 2013 consolidated statements of operations only include the three month period ended October 31, 2013 of HLBE. See Note 3 for details of acquisition.

Fiscal Reporting Period

The Company has adopted a fiscal year ending October 31 for financial reporting purposes.

Accounting Estimates

Management uses estimates and assumptions in preparing these consolidated financial statements in accordance with generally accepted accounting principles in the United States of America. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. The Company uses estimates and assumptions in accounting for the following significant matters, among others: economic lives of property, plant, and equipment, valuation of commodity derivatives and inventory, the assumptions used in the impairment analysis of long-lived assets and the assumptions used to estimate the fair value of acquired assets and liabilities, which includes goodwill. Actual results may differ from previously estimated amounts, and such differences may be material to our consolidated financial statements. The Company periodically reviews estimates and assumptions, and the effects of revisions are reflected in the period in which the revision is made.

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

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
October 31, 2014 and 2013

In accordance with the Company's agreements for the marketing and sale of ethanol and related products, marketing fees and commissions due to the marketers are deducted from the gross sales price as earned. These fees and commissions are recorded net of revenues, as they do not provide an identifiable benefit that is sufficiently separable from the sale of ethanol and related products. Shipping costs paid by the Company to the marketer in the sale of ethanol are not specifically identifiable and, as a result, are recorded based on the net selling price reported to the Company from the marketer. Shipping costs incurred by the Company in the sale of distillers' grains and corn oil are included in cost of goods sold.

Agrinatural recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee for the arrangement is fixed or determinable and collectability is reasonably assured.

Cash

The Company maintains its accounts primarily at two financial institutions, of which one is a member of the Company. At times throughout the year, the Company's cash balances may exceed amounts insured by the Federal Deposit Insurance Corporation. The Company does not believe it is exposed to any significant credit risk on its cash balances.

Restricted Cash

The Company has restricted cash balances relating to its margin requirements with the Company's commodity derivative broker based on open commodity contracts discussed in Note 7.

Accounts Receivable

Credit terms are extended to customers in the normal course of business. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral.

Accounts receivable are recorded at their estimated net realizable value. Accounts are considered past due if payment is not made on a timely basis in accordance with the Company's credit terms. Accounts considered uncollectible are written off. The Company follows a policy of providing an allowance for doubtful accounts; however, based on historical experience, and its evaluation of the current status of receivables, the Company is of the belief that such accounts will be collectible in all material respects and thus an allowance was not necessary at October 31, 2014 or 2013. It is at least possible this estimate will change in the future.

Inventory

Inventory is stated at the lower of cost or market. Cost for all inventories is determined using the first in first out method (FIFO). Market is based on current replacement values except that it does not exceed net realizable values and it is not less than net realizable values reduced by allowances from normal profit margin. Inventory consists of raw materials, work in process, finished goods, and spare parts. Corn is the primary raw material. Finished goods consist of ethanol, distillers' grains, and corn oil.

Derivative Instruments

From time to time, the Company enters into derivative transactions to hedge its exposures to commodity price fluctuations. The Company is required to record these derivatives in the balance sheets at fair value.

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

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
October 31, 2014 and 2013

Contracts that meet the requirements of normal purchases or normal sales are documented as normal and exempted from accounting and reporting requirements, and therefore, are not marked to market in our financial statements.

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

The Company has adopted authoritative guidance related to “Derivatives and Hedging,” and has included the required enhanced quantitative and qualitative disclosure about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses from derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. See further discussion in Note 7.

Property, Plant, and Equipment

Property, plant, and equipment are stated at cost. Depreciation is provided over the following estimated useful lives by use of the straight-line method.

Asset Description	Years
Land improvements	5-20 years
Railroad improvements	5-20 years
Process equipment and tanks	5-15 years
Administration building	10-30 years
Office equipment	5-10 years
Rolling stock	5-15 years

Maintenance and repairs are expensed as incurred; major improvements and betterments are capitalized.  Construction in progress expenditures will be depreciated using the straight-line method over their estimated useful lives once the assets are placed into service. Depreciation expense totaled approximately $9,209,000, $5,937,000, and $4,161,000 for the fiscal years ended October 31, 2014, 2013, and 2012, respectively.

Long-Lived Assets

Long-lived assets, such as property, plant, and equipment, and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by an asset to the carrying value of the asset. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including, but not limited to, discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. No indicators of impairment existed during fiscal 2014 or 2013 that would have triggered impairment testing, and therefore, no impairment expense was recorded during fiscal 2014 or 2013.

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
October 31, 2014 and 2013

The guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements).

The three levels of the fair value hierarchy are as follows:

•	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

•	Level 2 inputs include:

1.	Quoted prices in active markets for similar assets or liabilities.

2.	Quoted prices in markets that are observable for the asset or liability either directly or indirectly, for substantially the full term of the asset or liability.

3.	Inputs that derived primarily from or corroborated by observable market date by correlation or other means.

•	Level 3 inputs are unobservable inputs for the asset or liability.

The level in the fair value hierarchy within which a fair measurement in its entirety falls is based on the lowest level input that is significant to the fair value measurement in its entirety.

Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in our balance sheets, the Company has elected not to record any other assets or liabilities at fair value. No events occurred during the fiscal years ended October 31, 2014 or 2013 that required adjustment to the recognized balances of assets or liabilities, which are recorded at fair value on a nonrecurring basis.

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

Income Taxes

The Company is treated as a partnership for federal and state income tax purposes, and generally does not incur income taxes. Instead its earnings and losses are included in the income tax returns of its members. Therefore, no provision or liability for federal or state income taxes has been included in these financial statements. The Company had no significant uncertain tax positions as of October 31, 2014 or 2013. For years before 2011, the Company is no longer subject to United States Federal or state income tax examinations.

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

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
October 31, 2014 and 2013

Environmental Liabilities

The Company's operations are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which it operates. These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its location. Accordingly, the Company has adopted policies, practices, and procedures in the areas of pollution control, occupational health, and the production, handling, storage, and use of hazardous materials to prevent material environmental or other damage, and to limit the financial liability, which could result from such events. Environmental liabilities are recorded when the liability is probable and the costs can be reasonably estimated. No expense has been recorded for the fiscal years ended October 31, 2014, 2013, or 2012.

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

Goodwill

Goodwill represents the cost in excess of the fair value of net assets acquired. The Company conducts impairment assessments annually or when events indicate a triggering event has occurred. No indicators of impairment existed during fiscal 2014 or 2013, the year in which the transaction occurred that generated goodwill, that would have triggered impairment testing, and therefore, no impairment expense was recorded during 2014 or 2013.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This pronouncement is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period and is to be applied using one of two retrospective application methods, with early application not permitted. The Company has not yet determined the potential effects of the new standard on the consolidated financial statements, if any.

2. RISKS AND UNCERTAINTIES

The Company has certain risks and uncertainties that it experiences during volatile market conditions. These volatilities can have a severe impact on operations.  The Company's revenues are derived from the sale and distribution of ethanol, distillers' grains, corn oil , and natural gas, which comprises less than 1% of total revenue, to customers primarily located in the United States. Corn for the production process is supplied to our plant primarily from local agricultural producers and from purchases on the open market.  Ethanol sales typically average 75-85% of total revenues and corn costs typically average 65-85% of cost of goods sold.

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
October 31, 2014 and 2013

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

3. BUSINESS COMBINATION

On July 31, 2013, the Company acquired 63.3% of the outstanding membership units of HLBE through its purchase of 100% of the membership units of Project Viking, L.L.C. (“Project Viking”), for a total purchase price of $17,024,500. HLBE is a 50 million gallon per year ethanol plant located in Heron Lake, Minnesota. Project Viking was formed by the previous investor to only hold equity interests in HLBE and the debt incurred to obtain those interests and did not have any other assets or liabilities. The previous owner of Project Viking also owned approximately 12.82% of the outstanding membership units of the Company at July 31, 2013.

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

The assets and liabilities of Project Viking were recorded at their respective estimated fair values as of the date of the acquisition using generally accepted accounting principles for business combinations. The Company used a combination of the market and cost approaches that included unobservable level 3 inputs, to estimate the fair values of the assets acquired and liabilities assumed. The fair value of the long-term debt acquired was determined based on the present value of future contractual cash flows discounted at an interest rate that reflects the current borrowing rates available to the Company for loans with similar terms. The fair market value of the debt assumed was approximately $36.5 million and resulted in a debt premium balance of approximately $2.3 million being recorded as of the acquisition date. The debt premium is amortized as a reduction of interest expense over the term of the debt using the effective interest method. The value of the 36.66% noncontrolling interest was determined by using the fair value method by using the most recent arms-length transaction of HLBE's units that did not include a control premium. The goodwill is attributable to the synergies expected to arise after the acquisition in the purchasing of inputs and the sale of outputs.  Goodwill is not expected to be deductible for tax purposes.  The fair value of the assets acquired includes account receivables of approximately $3.1 million, all of which are expected to be collectible.

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
October 31, 2014 and 2013

Subsequent to the initial purchase price allocation and within the one year measurement period, new information was obtained about facts and circumstances that existed as of the acquisition date. As such, the purchase price allocation of the HLBE acquisition was retroactively adjusted to include the effect of this measurement period adjustment.  An adjustment of approximately $273,000 was recorded to adjust the fair value of a noncontrolling interest in HLBE, which was adjusted through goodwill during the fourth quarter ended October 31, 2013. The retroactively adjusted purchase price allocation is as follows:

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

The following represents the unaudited pro forma consolidated statement of operations as if the transaction occurred at the beginning of the following periods:

	For the years ended
	October 31, 2014	October 31, 2013	October 31, 2012
	Unaudited	Unaudited	Unaudited
Revenues	$349,304,556	$343,821,978	$320,641,864
Net income, including portion attributable to non-controlling interest of $712,289, ($20,702,684), and $361,351, respectively	$4,864,820	$(31,794,779)	$13,612,987
Earnings per share (30,606, 30,614, and 30,656 weighted average units outstanding - basic and diluted, respectively)	$116.16	$(617.00)	$412.75

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

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
October 31, 2014 and 2013

4. FAIR VALUE

The following table provides information on those derivative assets measured at fair value on a recurring basis at October 31, 2014:

	Carrying Amount in Balance Sheet October 31, 2014	Fair Value October 31, 2014	Fair Value Measurement Using
			Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial Asset:
Derivative Instruments	$1,295,738	$1,295,738	$1,295,738	$—	$—

The following table provides information on those derivative assets measured at fair value on a recurring basis at October 31, 2013:

	Carrying Amount in Balance Sheet October 31, 2013	Fair Value October 31, 2013	Fair Value Measurement Using
			Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial Liabilities:
Derivative Instruments	$75,113	$75,113	$75,113	$—	$—

We determine the fair value of commodity derivative instruments by obtaining fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes and live trading levels from the Chicago Board of Trade market and New York Mercantile Exchange.

5. CONCENTRATIONS

GFE sells all of the ethanol, distiller grains, and corn oil produced to two customers under marketing agreements at October 31, 2014. One customer accounted for approximately 93% and 75% of the outstanding accounts receivable balance at October 31, 2014 and 2013, respectively. Two customers accounted for approximately 99%, 100% and 100% of revenue for the years ended October 31, 2014, 2013, and 2012, respectively.

HLBE sells all of the ethanol and distiller grains produced to two customers under marketing agreements at October 31, 2014. One and two customers accounted for approximately 88% and 64% of the outstanding accounts receivable balance at October 31, 2014 and 2013, respectively. These customers accounted for approximately 96%, 97% and 96% of revenue for the years ended October 31, 2014, 2013, and 2012, respectively.

6. INVENTORY

Inventory consists of the following:

	October 31, 2014	October 31, 2013
Raw materials	$4,867,269	$4,652,465
Spare parts	2,449,995	1,636,466
Work in process	1,459,253	1,643,574
Finished goods	1,948,627	4,437,772
Totals	$10,725,144	$12,370,277

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
October 31, 2014 and 2013

The Company performs a lower of cost or market analysis on inventory to determine if the market values of certain inventories are less than their carrying value, which is attributable primarily to decreases in market prices of corn and ethanol. Based on the lower of cost or market analysis, the Company did not record a lower of cost or market charge on certain inventories for the fiscal years ended October 31, 2014, 2013 or 2012.

7. DERIVATIVE INSTRUMENTS

As of October 31, 2014, the total notional amount of the Company's outstanding corn derivative instruments was approximately 7,135,000 bushels, comprised of 4,345,000 and 2,790,000 bushel equivalent positions held by GFE and HLBE, respectively, that were entered into to hedge forecasted corn purchases through July 2015. There may be offsetting positions that are not shown on a net basis that could lower the notional amount of positions outstanding as disclosed above.

The following tables provide details regarding the Company's derivative instruments at October 31, 2014, none of which were designated as hedging instruments:

	Balance Sheet location	Assets	Liabilities
Corn contracts - GFE	Commodity derivative instruments	$858,238	$—
Corn contracts - HLBE	Commodity derivative instruments	437,500	—
Totals		$1,295,738	$—

In addition, as of October 31, 2014 the Company maintained approximately $492,000 of restricted cash, comprised of approximately $228,000 held by GFE and approximately $264,000 held by HLBE related to margin requirements for the Company's commodity derivative instrument positions.

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

In addition, as of October 31, 2013 the Company maintained approximately $394,000 of restricted cash related to margin requirements for the Company's derivative instrument positions.

The following tables provide details regarding the gains and (losses) from Company's derivative instruments in statements of operations, none of which are designated as hedging instruments:

	Statement of	Fiscal Years Ended October 31,
	Operations location	2014	2013	2012
Corn contracts	Cost of Goods Sold	$1,134,402	$155,563	$(1,651,799)
Total gain (loss)		$1,134,402	$155,563	$(1,651,799)

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
October 31, 2014 and 2013

8. DEBT FACILITIES

Granite Falls Energy:

GFE has a credit facility with a lender. This is a revolving term loan facility in the amount of $18,000,000. However, the amount available for borrowing under this facility reduces by $2,000,000 semi-annually beginning September 1, 2014, with final payment due March 1, 2018.

The interest rate is based on the bank's One Month London Interbank Offered Rate (“LIBOR”) Index Rate, plus 3.05%. The outstanding balance on the revolving term loan on October 31, 2014 and October 31, 2013 was $0 and $2,513,674, respectively.

The credit facility requires GFE to comply with certain financial covenants. As of October 31, 2014 and 2013, GFE was in compliance with these financial covenants and expects to be in compliance throughout fiscal 2015.

The credit facility is secured by substantially all assets of the Company.

At October 31, 2014, GFE also had letters of credit totaling approximately $289,000 with the bank as part of a credit requirement of Northern Natural Gas.

Heron Lake BioEnergy:
Term Note Payable
On October 31, 2013, HLBE had a term loan with AgStar. HLBE was making equal monthly payments of principal and interest of approximately $223,000 on the term loan based on a 10-year amortization, provided the entire principal balance and accrued and unpaid interest on the term loan is due and payable in full on the maturity date of September 1, 2016. On July 30, 2014, using funds from the Credit Facility that HLBE executed with AgStar, HLBE repaid the entire outstanding balance of their credit facilities under the Sixth Amended and Restated Master Loan Agreement dated May 17, 2013 with AgStar.
Revolving Term Note
At October 31, 2013, HLBE had a three-year revolving term loan commitment in the amount of $18,500,000, under which AgStar agreed to make periodic advances to HLBE up to this original amount until September 1, 2016.
On July 30, 2014, HLBE entered into a new master loan agreement and related loan documents (the “Credit Facility”) with AgStar Financial Services, FCLA (“AgStar”). The Credit Facility provides the Company with a new comprehensive revolving term loan commitment in the amount of $28,000,000 (the “Term Revolving Loan”), under which AgStar agreed to make one or more advances to the Company for use by the Company to repay the Company's debt currently outstanding with AgStar, provide a loan financing to Agrinatural Gas, LLC, the Company's indirect subsidiary, provide working capital to the Company, and pay fees and expenses in connection with the Company's refinancing. Following the loan closing, the Company had approximately $7,500,000outstanding on the Term Revolving Loan.
Amounts borrowed by the Company under the Term Revolving Loan and repaid or prepaid may be re-borrowed at any time prior to the March 1, 2022 maturity date, provided that outstanding advances may not exceed the amount of the Term Revolving Loan Commitment. Under the terms of the Credit Facility, the Term Revolving Loan commitment is scheduled to decline by $3,500,000 annually, beginning on March 1, 2015 and each anniversary date thereafter. In the event any amount is outstanding on the Term Revolving Loan in excess of the new credit limit, the Company agreed to repay principal on the loan until they reach the new credit limit. Interest on the Term Revolving Loan accrues at a variable rate equal to 3.25% above the One-Month LIBOR Index rate. The interest rate is subject to weekly adjustment. The Company may elect to enter into a fixed interest rate on this loan at various times throughout the term of the loan as provided in the loan agreements. The Company also agreed to pay an unused commitment fee on the unused portion of the Term Revolving Loan commitment at the rate of 0.050% per annum. The Term Revolving Loan is subject to a prepayment fee for any prepayment on the Term Loan prior to July 1, 2016 due to refinancing. The Credit Facility contains customary financial and affirmative covenants and negative covenants.

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
October 31, 2014 and 2013

In exchange for the Credit Facility, the Company entered into customary loan documents and certificates, including a Security Agreement granting AgStar a first lien security interest in all of the Company’s equipment and other assets; and a Real Estate Mortgage, Assignment of Rents and Profits and Fixture Financing Statement encumbering on a first lien basis all the Company’s real property and improvements, including the ethanol production facility located in Heron Lake, Minnesota; Guaranties from the Company’s wholly-owned subsidiaries Lakefield Farmers Elevator, LLC and HLBE Pipeline Company, LLC, under which the subsidiaries guaranteed full payment and performance of the Company’s obligations to AgStar.

As part of the Credit Facility closing, the Company entered into an Administrative Agency Agreement with CoBank, ACP (“CoBank”). CoBank purchased a participation interest in the AgStar loans and was appointed the administrative agent for the purpose of servicing the loans. As a result, CoBank will act as the agent for AgStar with respect to the Credit Facility. The Company agreed to pay CoBank an annual fee of $2,500 as the agent for Ag Star.

Note Payable on Pipeline Assets (Agrinatural)

HLBE had a note payable to a lending institution for the construction of the pipeline assets of Agrinatural. The note was initially due in December 2011, however, was subsequently converted in February 2012 to a term loan with a three year repayment period. During November 2013, the note payable was refinanced with the lending institution with additional borrowings of approximately $759,000 being made. Amounts outstanding on the term loan were to bear interest at 5.29%, payable monthly, with a maturity in December 2016. The term loan was secured by substantially all assets of Agrinatural. The note was paid off in full during July of 2014.

Subordinated Convertible Debt
On May 17, 2013, HLBE's Board of Governors loaned HLBE approximately $4,000,000 as part of the subordinated convertible debt offering. An additional $7,000,000 was raised as part of a subordinated convertible debt offering during September 2013. The convertible secured debt is subordinated to the AgStar debt. The notes bear interest at 7.25% and were due on October 1, 2018. Each note was convertible into Class A stock at a rate of $0.30 per Class A unit. At the issuance, each debt holder had the option to convert to Class A units. As a result, holders elected to convert $934,500 in September 2013 for 3,115,000 Class A units.
On May 2, 2014, the Company issued a notice that the Company intends to redeem all of the outstanding principal amount of the subordinated convertible notes on July 1, 2014. The announced redemption is pursuant to the Company's "optional redemption" right in the indenture governing the notes. The outstanding principal balance of $4,143,000, could be redeemed at a redemption price equal to 100% of the aggregate principal amount plus accrued and unpaid interest to interest to, but excluding, the redemption date. The Company's obligation to pay the redemption price on the redemption date was subject to the right of the holders of the notes to elect to convert the principal amount of their notes into capital units of the Company at a conversion rate of $0.30 per unit.

As of the close of business on June 20, 2014, the last day to elect conversion, note holders holding an aggregate principal amount of $3,936,000 of Notes elected to convert their Notes into units of the Company. On July 1, 2014, the Company issued 13,120,000 Class A units of the Company to the holders of the Notes electing conversion and redeemed the remaining $207,000 of the Notes at par value. In addition, on the same day, the Company paid accrued and unpaid interest through July 1, 2014 to all note holders, including those electing conversion, per the terms of the Notes and the Indenture. As a result of the conversion, the Company’s ownership percentage in HLBE decreased from 60.8% as of October 31, 2013 to 50.6% as of October 31, 2014.

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
October 31, 2014 and 2013

Long-term debt consists of the following:

	October 31, 2014	October 31, 2013
GRANITE FALLS ENERGY:
Capital One Shuttlewagon Railcar Mover. This debt was paid in full January 2014.	$—	$382,918
Revolving Term Loan	—	2,513,674

HERON LAKE BIOENERGY:
Term note payable to lending institution (including premium of approximately $1,700,000)	—	18,317,800
Revolving term note payable to lending institution (2013 includes premium of approximately $283,000)	—	6,263,158
Assessment payable as part of water treatment agreement, due in semi-annual installments of $189,393 with interest at 6.55%, enforceable by statutory lien, with the final payment due in 2021. The Company made deposits for one years' worth of debt service payments of approximately $364,000 which is included with other assets that are held on deposit to be applied with the final payments of the assessment .	2,018,767	2,246,771
Assessment payable as part of water treatment agreement, due in semi-annual installments of $25,692 with interest at 0.50%, enforceable by statutory lien, with the final payment due in 2016.	102,074	152,698
Assessment payable as part of water supply agreement, due in monthly installments of $3,942 with interest at 8.73%, enforceable by statutory lien, with the final payment due in 2019.	172,072	205,209
Note payable to electrical company with monthly payments of $6,250 with a 1% maintenance fee due each October, due September 2017. The electrical company is a member of the Company.	218,750	293,750
Note payable to a lending institution for the construction of the pipeline assets with a maturity in December 2016. Interest is at 5.29% and the note is secured by substantially all assets of Agrinatural.	—	1,013,132
Note payable to noncontrolling interest member of Agrinatural. Interest rate is at One-Month LIBOR plus 4.0%, with an initial maturity date of October 2014, and then due on demand thereafter.	300,000	300,000
Equipment payable on corn oil separation equipment from a vendor. The Company pays approximately $40,000 per month conditioned upon revenue generated from the corn oil equipment. The monthly payment includes implicit interest of 5.57% until maturity in May 2015 and the note is secured by the equipment.	146,984	640,653
Subordinated Convertible Debt, see terms above.	—	4,143,000
Totals	2,958,647	36,472,763
Less amounts due within one year	846,235	3,490,808
Net long-term debt	$2,112,412	$32,981,955

Estimated maturities of long-term debt at October 31, 2014 are as follows:

2015	$846,235
2016	418,011
2017	380,064
2018	332,182
2019	319,596
After 2019	662,559
Total long-term debt	$2,958,647

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
October 31, 2014 and 2013

9. MEMBERS' EQUITY

The Company has one class of membership units. The units have no par value and have identical rights, obligations and privileges. Income and losses are allocated to all members based upon their respective percentage of units held. As of October 31, 2014, 2013 and 2012, the Company had 30,606 membership units authorized, issued, and outstanding, respectfully.

Subsequent to year end, in December 2014, the Board of Governors declared a cash distribution of $1,050 per unit or approximately $32,136,000 for unit holders of record as of December 18, 2014. This distribution was paid on January 9, 2015.

In December 2013, the Board of Governors declared a cash distribution of $180 per unit or approximately $5,509,080 for unit holders of record as of December 19, 2013. The distribution was paid on December 31, 2013.

In December 2011, the Board of Governors exercised its discretion to redeem 50 membership units totaling approximately $66,000 from an investor due to a unique restriction on transfers situation.

10. LEASES

GFE has lease agreements with leasing companies for 176 rail cars for the transportation of the Company’s ethanol with various maturity dates through November 2018. The rail car lease payments are due monthly in the aggregate amount of approximately $139,000.

GFE has a lease agreement with a leasing company for 75 hopper cars to assist with the transport of the distiller’s grains by rail with a maturity date of November 2015. The rail car lease payments are due monthly in the amount of approximately $47,000.

HLBE has lease agreements with leasing companies for 145 rail cars for the transportation of the Company’s ethanol with various maturity dates through May 2017. The rail car lease payments are due monthly in the aggregate amount of approximately $143,000.

HLBE has a lease agreement with a leasing company for 50 hopper cars to assist with the transport of the distiller’s grains by rail with a maturity date of May 2017. The rail car lease payments are due monthly in the amount of approximately $35,000.

At October 31, 2014, the Company had the following commitments for payments of rentals under operating leases which at inception had a non-cancelable term of more than one year:

November 1, 2014 to October 31, 2015	$4,500,639
November 1, 2015 to October 31, 2016	3,802,840
November 1, 2016 to October 31, 2017	2,134,654
November 1, 2017 to October 31, 2018	626,316
November 1, 2018 to October 31, 2019	40,950
Total minimum lease commitments	$11,105,399
11. EMPLOYEE BENEFIT PLANS

The Company has a defined contribution plan available to all of its qualified employees. The Company contributes a match of 50% of the participant's salary deferral up to a maximum of 3% of the employee's salary. Company contributions totaled approximately $51,000, $50,000, and $51,000 for the fiscal years ended October 31, 2014, 2013 and 2012, respectively.

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
October 31, 2014 and 2013

12. INCOME TAXES

The differences between the financial statement basis and tax basis of assets are based on the following:

	October 31, 2014	October 31, 2013
Financial statement basis of assets	$139,662,533	$112,673,222
Organization & start-up costs capitalized for tax purposes, net	536,332	625,720
Tax depreciation greater than book depreciation	(22,178,280)	(24,977,852)
Unrealized derivatives losses	(858,238)	75,113
Capitalized inventory	13,911	35,761
Net effect of consolidation of acquired subsidiary	(14,460,706)	(10,396,697)
Income tax basis of assets	$102,715,552	$78,035,267

Financial statement basis of liabilities	$13,692,300	$44,305,219
Debt premium - acquisition fair value adjustment	—	(2,023,441)
Income tax basis of liabilities	$13,692,300	$42,281,778

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

At October 31, 2014, GFE had 230,000 bushels of stored corn totaling approximately $1,089,700 with FCE that is included in inventory. At October 31, 2014, GFE had no forward corn purchase commitments.

The Company purchased approximately $82,955,000 of corn from the member during fiscal 2014, of which approximately $1,998,000 is included in corn payable at October 31, 2014. The Company purchased approximately $153,216,000 of corn from the member during fiscal 2013, of which approximately $4,002,000 was included in corn payable at October 31, 2013. The Company purchased approximately $148,289,000 of corn from the member during fiscal 2012.

At October 31, 2014, HLBE had cash and basis contracts for forward corn purchase commitments for approximately 608,000 bushels for deliveries through January 2015.

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

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
October 31, 2014 and 2013

During the fourth quarter of fiscal year 2013, HLBE entered into a new marketing agreement with Eco-Energy, for the sale of ethanol. Under this ethanol agreement, Eco-Energy will purchase, market and resell 100% of the ethanol produced at the Company's ethanol production facility and the Company will pay Eco-Energy a marketing fee based on a percentage of the applicable sale price of the ethanol. The marketing fee was negotiated based on prevailing market-rate conditions for comparable ethanol marketing services. From the date of acquisition through October 31, 2013, HLBE had an agreement with Gavilon, LLC (“Gavilon”) whereas Gavilon was the exclusive corn supplier and ethanol and distillers’ grains marketer for HLBE production facility. This agreement was terminated on October 31, 2013.

Ethanol marketing fees and commissions totaled approximately $1,318,000, $1,031,000 and $743,000 for the fiscal years ended October 31, 2014, 2013 and 2012 respectively, and are included net within revenues.

Ethanol Contracts

At October 31, 2014, GFE had forward contracts to sell approximately $23,887,000 of ethanol for various delivery periods from November 2014 through March 2015 which approximates 55% of its anticipated ethanol sales during that period.

At October 31, 2014, HLBE had forward contracts to sell approximately $23,915,000 of ethanol for various delivery periods from November 2014 through March 2015 which approximates 55% of its anticipated ethanol sales during that period.

Distillers Grain Marketing Agreement

GFE has a Marketing Agreement with RPMG, an unrelated party, for the purpose of marketing and selling all distillers' grains produced by the Company. The contract commenced on February 1, 2011 with an initial term of one year, and will continue to remain in effect until terminated by either party at its unqualified option, by providing written notice of not less than 90 days to the other party. Distillers grain commissions totaled approximately $518,000, $745,000 and $650,000 for the fiscal years ended October 31, 2014, 2013 and 2012 respectively, and are included net within revenues.

At October 31, 2014, GFE had forward contracts to sell approximately $2,953,000 of distillers grain for deliveries in November 2014 through March 2015 which approximates 45% of its anticipated distillers grain sales during that period.

Gavilon Ingredients, LLC serves as the distillers' grains marketer for HLBE pursuant to an off-take agreement that became effective as of November 1, 2013. Under this agreement, Gavilon Ingredients, LLC purchases all of the distillers' grains produced at our Heron Lake ethanol plant in exchange for a service fee.

At October 31, 2014, HLBE had forward contracts to sell approximately $2,669,000 of distillers' grains for delivery in November 2014 through March 2015 which approximates 34% of its anticipated distillers grain sales during that period.

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

HLBE has a Marketing Agreement with RPMG, an unrelated party, for the purpose of marketing and selling all corn oil produced by the Company. The contract commenced on November 1, 2013 with an initial term of one year, and will continue to remain in effect until terminated by either party at its unqualified option, by providing written notice of not less than 90 days to the other party.

Corn oil commissions totaled approximately $112,000, $74,000 and $55,000 for the fiscal years ended October 31, 2014, 2013 and 2012 respectively, and are included net within revenues.

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
October 31, 2014 and 2013

Natural Gas Contracts

At October 31, 2014, GFE had forward contracts to buy approximately $1,499,000 of natural gas for deliveries in November 2014 through March 2015 which approximates 50% of its anticipated natural gas purchases during that period.

At October 31, 2014, HLBE had forward contracts to buy approximately $1,356,000 of Natural Gas for deliveries in November 2014 through March 2015 which approximates 50% of its anticipated natural gas purchases during that period.

Contract for Natural Gas Pipeline to Plant

HLBE has a facilities agreement with Northern Border Pipeline Company which allows us access to an existing interstate natural gas pipeline located approximately 16 miles north from the plant. Agrinatural was formed to own and operate the pipeline and transports gas to the Company pursuant to a transportation agreement The Company also has a base agreement for the sale and purchase of natural gas with Constellation NewEnergy-Gas Division, LLC ("Constellation"). HLBE buys all of its natural gas from Constellation and this agreement runs for a three year period from November 1, 2011 to October 31, 2014.

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

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
October 31, 2014 and 2013

15. QUARTERLY FINANCIAL DATA (UNAUDITED)

Summary quarterly results are as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year ended October 31, 2014
Revenues	$77,463,813	$81,324,024	$78,383,846	$63,783,301
Gross profit	14,420,458	18,212,259	16,043,874	14,844,764
Operating income	13,124,957	16,832,384	14,833,232	13,580,276
Net income attributable to GFE	10,554,947	14,249,413	13,018,046	10,951,485
Basic and diluted earnings per unit attributable to GFE	344.87	465.58	425.34	357.82

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year ended October 31, 2013
Revenues	$47,117,122	$48,020,602	$48,884,076	$80,079,134
Gross profit	832,144	3,629,972	2,710,179	6,311,018
Operating income	269,449	3,047,007	2,197,158	5,521,116
Net income attributable to GFE	221,427	3,031,943	2,173,701	4,604,950
Basic and diluted earnings per unit attributable to GFE	7.23	99.06	71.02	159.31

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year ended October 31, 2012
Revenues	$43,745,776	$39,025,122	$42,435,763	$49,955,382
Gross profit (loss)	3,687,950	657,416	54,694	(1,946,091)
Operating income (loss)	3,024,214	66,935	(597,187)	(2,489,589)
Net income (loss)	3,042,288	116,466	(565,637)	(2,432,510)
Basic and diluted earnings (loss) per unit	99.29	3.81	(18.49)	(79.36)

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

Our management, including our Chief Executive Officer and General Manager (the principal executive officer), Steve Christensen, along with our Chief Financial Officer (the principal financial officer), Stacie Schuler, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2014. Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act, as amended) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with United States generally accepted accounting principles.

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of October 31, 2014.

An attestation report from our accounting firm on our internal control over financial reporting is not included in this annual report because an attestation report is only required under the regulations of the Securities and Exchange Commission for accelerated filers and large accelerated filers.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the fourth quarter of our 2014 fiscal year, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 or 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.
PART III

Pursuant to General Instruction G(3), we omit Part III, Items 10, 11, 12, 13 and 14 and incorporate such items by reference to an amendment to this Annual Report on Form 10-K or to a definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Annual Report (October 31, 2014).

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Information required by this Item is incorporated by reference to the 2015 Proxy Statement.

ITEM 11.     EXECUTIVE COMPENSATION

The Information required by this Item is incorporated by reference to the 2015 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The Information required by this Item is incorporated by reference to the 2015 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Information required by this Item is incorporated by reference to the 2015 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The Information required by this Item is incorporated by reference to the 2015 Proxy Statement.

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

GRANITE FALLS ENERGY, LLC

Date:	January 28, 2015	/s/ Steve A. Christensen
Steve Christensen
Chief Executive Officer

Date:	January 28, 2015	/s/ Stacie Schuler
Stacie Schuler
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	January 28, 2015	/s/ Steve A. Christensen
Steve Christensen, Chief Executive Officer and General Manager
(Principal Executive Officer)

Date:	January 28, 2015	/s/ Stacie Schuler
Stacie Schuler, Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	January 28, 2015	/s/ Paul Enstad
Paul Enstad, Governor and Chairman

Date:	January 28, 2015	/s/ Rodney R. Wilkison
Rodney R. Wilkison, Governor and Vice Chairman

Date:	January 28, 2015	/s/ Dean Buesing
Dean Buesing, Governor and Secretary

Date:	January 28, 2015	/s/ Leslie Bergquist
Leslie Bergquist, Governor

Date:	January 28, 2015	/s/ Marten Goulet
Marten Goulet, Governor

Date:	January 28, 2015	/s/ Kenton Johnson
Kenton Johnson, Governor

Date:	January 28, 2015
Bruce LaVigne, Governor

Date:	January 28, 2015	/s/ Michael Lund
Michael Lund, Governor

Date:	January 28, 2015	/s/ Myron Peterson
Myron Peterson, Governor

Date:	January 28, 2015	/s/ Marty Seifert
Marty Seifert, Alternate Governor

GRANITE FALLS ENERGY, LLC

INDEX TO EXHIBITS TO FORM 10-K FOR FISCAL YEAR ENDED OCTOBER 31, 2013

Exhibit No.	Exhibit	Incorporated by Reference To:
3.1	Articles of Organization	Exhibit 3.1 to the registrant's Form SB-2 filed with the Commission on August 30, 2002 (File No. 000-51277).
3.2	Amendment of Articles of Organization	Exhibit 3.1 to the registrant's Form 10-QSB filed with the Commission on August 15, 2005 (File No. 000-51277).
3.3
Fifth Amended and Restated Operating and Member Control Agreement, First Amendment to the Fifth Amended and Restated Operating and Member Control Agreement and Second Amendment to the Fifth Amended and Restated Member Control Agreement
Exhibit 3.2 to the registrant's Form 10-QSB filed with the Commission on September 14, 2006 (File No. 000-51277).
3.4	Third Amendment to the Fifth Amended and Restated Operating and Member Control Agreement	Exhibit 3.1 to the registrant's Form 10-Q filed with the Commission on June 14, 2013 (File No. 000-51277).
4.1	Form of Membership Unit Certificate.	Exhibit 4.1 to the registrant's Pre-Effective Amendment No. 1 to Form SB-2 filed with the Commission on December 20, 2002 (File No. 000-51277).
10.1	Corn Storage and Delivery Agreement and Pre-Closing Memorandum dated October 6, 2003 between the Company and Farmers Cooperative Elevator Company.	Exhibit 10.2 to the registrant's Form 10-QSB filed with the Commission on November 14, 2003 (File No. 000-51277).
10.2	Grain Procurement Agreement with Farmers Cooperative Elevator Company.	Exhibit 10.2 to the registrant's Form 10-QSB filed with the Commission on November 15, 2004 (File No. 000-51277).
10.3	Electric Service Agreement dated August, 2004 with Minnesota Valley Cooperative Light and Power.	Exhibit 10.13 to the registrant's Form 10-KSB filed with the Commission on March 31, 2005 (File No. 000-51277).
10.4	Trinity Rail Proposal for Rail Cars.	Exhibit 10.16 to the registrant's Form 10-KSB filed with the Commission on March 31, 2005 (File No. 000-51277).
10.5	Job Opportunity Building Zone Business Subsidy Agreement.	Exhibit 10.17 to the registrant's Form 10-KSB filed with the Commission on March 31, 2005 (File No. 000-51277).
10.6	Ethanol Marketing Agreement with Eco-Energy, Inc. dated December 24, 2008. (+)	Exhibit 10.1 to the registrant's Form 10-K filed with the Commission on January 27, 2009 (File No. 000-51277).
10.7	Corn Oil Marketing Agreement between the registrant and Renewable Products Marketing Group, LLC dated April 29, 2010. (+)	Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on June 14, 2010 (File No. 000-51277).
10.8	Distillers' Grains Marketing Agreement between RPMG, Inc. and Granite Falls Energy, LLC dated December 10, 2010. (+)	Exhibit 10.31 to the registrant's Form 10-K filed with the Commission on January 26, 2011 (File No. 000-51277).
10.9	Amended Employment Contract between Granite Falls Energy, LLC and Tracey Olson dated November 22, 2010.	Exhibit 10.30 to the registrant's Form 10-K filed with the Commission on January 26, 2011 (File No. 000-51277).
10.10	Insider Trading Policy of Granite Falls Energy, LLC dated February 17, 2011.	Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on March 16, 2011 (File No. 000-51277).
10.11	Ethanol Marketing Agreement Amendment No. 2 between Eco-Energy, Inc. and Granite Falls Energy, LLC dated August 30, 2011. (+)	Exhibit 99.1 to the registrant's Form 8-K filed with the Commission on September 1, 2011 (File No. 000-51277).
10.12	Amended Employment Contract between Tracey L. Olson and Granite Falls Energy, LLC dated November 21, 2011. (*)	Exhibit 10.34 to the registrant's Form 10-K filed with the Commission on January 30, 2012 (File No. 000-51277).

Exhibit No.	Exhibit	Incorporated by Reference To:
10.13	CEO/GM Employment Contract between Steve Christensen and Granite Falls Energy, LLC dated April 19, 2012. (*)	Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on June 14, 2012 (File No. 000-51277).
10.14	Master Loan Agreement between United FCS, PCA and Granite Falls Energy, LLC dated August 22, 2012.	Exhibit 10.14 to the registrant's Form 10-K filed with the Commission on January 29, 2013 (File No. 000-51277).
10.15	Revolving Term Loan Supplement between United FCS, PCA and Granite Falls Energy, LLC dated August 22, 2012.	Exhibit 10.15 to the registrant's Form 10-K filed with the Commission on January 29, 2013 (File No. 000-51277).
10.16	Monitored Revolving Credit Supplement between United FCS, PCA and Granite Falls Energy, LLC dated August 22, 2012.	Exhibit 10.16 to the registrant's Form 10-K filed with the Commission on January 29, 2013 (File No. 000-51277).
10.17	Membership Interest Purchase Agreement effective July 31, 2013 by and between Granite Falls Energy, LLC and Roland J. Fagen and Diane K. Fagen.	Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on September 16, 2013 (File No. 000-51277).
10.18	Subscription Agreement Including Investment Representations, dated July 31, 2013, by and between Heron Lake BioEnergy, LLC and Project Viking, L.L.C.	Exhibit 10.2 to the registrant's Form 10-Q filed with the Commission on September 16, 2013 (File No. 000-51277).
10.19	Subscription Supplement Agreement dated July 31, 2013, by and among Heron Lake BioEnergy, LLC, Granite Falls Energy, LLC and Project Viking, L.L.C.	Exhibit 10.3 to the registrant's Form 10-Q filed with the Commission on September 16, 2013 (File No. 000-51277).
10.20	Management Services Agreement effective as of July 31, 2013 between Granite Falls Energy, LLC and Heron Lake BioEnergy, LLC.	Exhibit 10.4 to the registrant's Form 10-Q filed with the Commission on September 16, 2013 (File No. 000-51277).
10.21	Secured Promissory Note dated July 31, 2013, between Roland (Ron) J. Fagen and Diane K. Fagen, jointly as Holder, and Granite Falls Energy, LLC, as Borrower.	Exhibit 10.5 to the registrant's Form 10-Q filed with the Commission on September 16, 2013 (File No. 000-51277).
10.22	Promissory Note, dated July 23, 2013, between Granite Falls Bank, as Lender, and Project Viking, L.L.C. and Roland J. (Ron) Fagen, as Borrower.	Exhibit 10.6 to the registrant's Form 10-Q filed with the Commission on September 16, 2013 (File No. 000-51277).
10.23	Assumption Agreement among Granite Falls Energy, LLC, Project Viking, L.L.C., Roland J. Fagen and Granite Falls Bank.	Exhibit 10.7 to the registrant's Form 10-Q filed with the Commission on September 16, 2013 (File No. 000-51277).
10.24	Creditor and Debtors Agreement dated July 31, 2013 by and among Granite Falls Energy, LLC, Project Viking, L.L.C., Roland “Ron” J. Fagen and Granite Falls Bank.	Exhibit 10.8 to the registrant's Form 10-Q filed with the Commission on September 16, 2013 (File No. 000-51277).
10.25	Revolving Credit Supplement dated July 26, 2013 between United FCS, PCA and Granite Falls Energy, LLC.	Exhibit 10.9 to the registrant's Form 10-Q filed with the Commission on September 16, 2013 (File No. 000-51277).
10.26	Member Control Agreement of Heron Lake BioEnergy, LLC, as amended through August 30, 2011.	Exhibit 3.2 to Heron Lake BioEnergy, LLC's ("HLBE's") Form 8-K dated September 2, 2011 (File No. 000-51825).
10.27	Indenture dated as of September 18, 2013, by and between Heron Lake BioEnergy, LLC and U.S. Bank National Association.	Exhibit 4.1 to HLBE's Form 8-K dated September 8, 2013 (File No. 000-51825).
10.28
Industrial Water Supply Development and Distribution Agreement dated October 27, 2003 among Heron Lake BioEnergy, LLC (f/k/a Generation II Ethanol, LLC), City of Heron Lake, Jackson County, and Minnesota Soybean Processors.
Exhibit 10.10 to HLBE's Registration Statement on Form 10 filed on August 22, 2008 (the "2008 Registration Statement") (File No. 000-51825).
10.29	Industrial Water Supply Treatment Agreement dated May 23, 2006 among Heron Lake BioEnergy, LLC, City of Heron Lake and County of Jackson.	Exhibit 10.11 to HLBE's 2008 Registration Statement (File No. 000-51825).
10.30	Secured Promissory Note issued December 28, 2007 by Heron Lake BioEnergy, LLC as borrower to Federated Rural Electric Association as lender in principal amount of $600,000.	Exhibit 10.20 to HLBE's 2008 Registration Statement (File No. 000-51825).

Exhibit No.	Exhibit	Incorporated by Reference To:
10.31	Electric Service Agreement dated October 17, 2007 by and between Interstate Power and Light Company and Heron Lake BioEnergy, LLC.	Exhibit 10.22 to HLBE's 2008 Registration Statement (File No. 000-51825).
10.32	Sixth Amended and Restated Master Loan Agreement dated to be effective as of May 17, 2013 by and among AgStar Financial Services, PCA and Heron Lake BioEnergy, LLC.	Exhibit 10.1 to HLBE's Form 10-Q for the quarter ended April 30, 2013 (File No. 000-51825).
10.33	Second Amended and Restated Term Note dated May 17, 2013 in principal amount of $17,404,344 by Heron Lake BioEnergy, LLC to AgStar Financial Services, PCA as lender.	Exhibit 10.2 to HLBE's Form 10-Q for the quarter ended April 30, 2013 (File No. 000-51825).
10.34	Second Amended and Restated Term Revolving Note dated May 17, 2013 in principal amount of $20,500,000 by Heron Lake BioEnergy, LLC to AgStar Financial Services, PCA as lender.	Exhibit 10.3 to HLBE's Form 10-Q for the quarter ended April 30, 2013 (File No. 000-51825).
10.35	Sixth Amended and Restated Mortgage, Security Agreement and Assignment of Rents and Leases dated May 17, 2013 between Heron Lake BioEnergy, LLC and AgStar Financial Services, PCA.	Exhibit 10.4 to HLBE's Form 10-Q for the quarter ended April 30, 2013 (File No. 000-51825).
10.36	Amendment No. 1 to Sixth Amended and Restated Master Loan Agreement dated effective as of July 31, 2013 between Heron Lake BioEnergy, LLC and AgStar Financial Services, PCA.	Exhibit 10.1 to HLBE's Form 8-K dated August 27, 2013 (File No. 000-51825).
10.37	Corn Oil Marketing Agreement dated September 4, 2013 by and among Heron Lake BioEnergy, LLC and RPMG, Inc. (+)	Exhibit 10.76 to HLBE's Form 10-K/A for the year ended October 31, 2013 (File No. 000-51825).
10.38	Ethanol Marketing Agreement dated September 17, 2013 by and among Heron Lake BioEnergy, LLC and Eco-Energy, LLC. (+)	Exhibit 10.77 to HLBE's Form 10-K for the year ended October 31, 2013 (File No. 000-51825).
10.39	Distiller's Grain Off-Take Agreement dated September 24, 2013 by and among Heron Lake BioEnergy, LLC and Gavilon Ingredients, LLC. (+)	Exhibit 10.78 to HLBE's Form 10-K/A for the year ended October 31, 2013 (File No. 000-51825).
10.40	Amendment No. 3 Ethanol Marketing Agreement dated September 17, 2013 by and between Eco-Energy, LLC and Granite Falls Energy, LLC. (+)	Exhibit 10.40 to the registrant's Form 10-K filed with the Commission on January 29, 2014 (File No. 000-51277).
10.41	Loan Agreement dated July 29, 2014 by and between Agrinatural Gas, LLC, and Heron Lake BioEnergy, LLC	Exhibit 10.1 to HLBE's Form 10-Q for the quarter ended July 31, 2014 (File No. 000-51825).
10.42	Promissory Note dated July 29, 2014 between Heron Lake BioEnergy, LLC, as Holder, and Agrinatural Gas, LLC, as Borrower	Exhibit 10.2 to HLBE's Form 10-Q for the quarter ended July 31, 2014 (File No. 000-51825).
10.43	Security Agreement dated July 29, 2014 by and between Agrinatural Gas, LLC, and Heron Lake BioEnergy, LLC	Exhibit 10.3 to HLBE's Form 10-Q for the quarter ended July 31, 2014 (File No. 000-51825).
10.44	Collateral Assignment dated July 29, 2014 by and between Agrinatural Gas, LLC, and Heron Lake BioEnergy, LLC	Exhibit 10.4 to HLBE's Form 10-Q for the quarter ended July 31, 2014 (File No. 000-51825).
10.45	Guaranty dated July 29, 2014 by Rural Energy Solutions, LLC, guarantor, in favor of Heron Lake BioEnergy, LLC	Exhibit 10.5 to HLBE's Form 10-Q for the quarter ended July 31, 2014 (File No. 000-51825).
10.46	Master Loan Agreement dated July 29, 2014 by and between AgStar Financial Services, FLCA and Heron Lake BioEnergy, LLC	Exhibit 10.6 to HLBE's Form 10-Q for the quarter ended July 31, 2014 (File No. 000-51825).
10.47	$28,000,000 Revolving Term Loan Supplement dated July 29, 2014 by and between AgStar Financial Services, FLCA and Heron Lake BioEnergy, LLC	Exhibit 10.7 to HLBE's Form 10-Q for the quarter ended July 31, 2014 (File No. 000-51825).
10.48	Security Agreement dated July 29, 2014 between Heron Lake BioEnergy, LLC and AgStar Financial Services, FLCA and CoBank, ACB	Exhibit 10.8 to HLBE's Form 10-Q for the quarter ended July 31, 2014 (File No. 000-51825).
10.49	Real Estate Mortgage, Assignment of Rents and Profits and Fixture Financing Statement dated July 29, 2014 by and between AgStar Financial Services, FLCA, CoBank, ACB and Heron Lake BioEnergy, LLC	Exhibit 10.9 to HLBE's Form 10-Q for the quarter ended July 31, 2014 (File No. 000-51825).
10.50	Guaranty dated July 29, 2014 by HLBE Pipeline Company, LLC in favor of AgStar Financial Services, FLCA	Exhibit 10.10 to HLBE's Form 10-Q for the quarter ended July 31, 2014 (File No. 000-51825).

Exhibit No.	Exhibit	Incorporated by Reference To:
10.51	Security Agreement dated July 29, 2014 between HLBE Pipeline Company, LLC and AgStar Financial Services, FLCA and CoBank, ACB	Exhibit 10.11 to HLBE's Form 10-Q for the quarter ended July 31, 2014 (File No. 000-51825).
10.52	Employment Contract between Stacie Schuler and Granite Falls Energy, LLC dated October 31, 2014. (*)	Exhibit 10.1 to the registrant's Form 8-K filed with the Commission on November 5, 2014 (File No. 000-51277).
10.53	Employment Contract between Eric Baukol and Granite Falls Energy, LLC dated October 31, 2014. (*)	Exhibit 10.2 to the registrant's Form 8-K filed with the Commission on November 5, 2014 (File No. 000-51277).
10.54	Employment Contract between Steve Christensen and Granite Falls Energy, LLC dated October 31, 2014. (*)	Exhibit 10.1 to the registrant's Form 8-K filed with the Commission on November 26, 2014 (File No. 000-51277).
14.1	Code of Ethics	Exhibit 14.1 to the registrant's Form 10-KSB filed with the Commission on March 30, 2004 (File No. 000-51277).
21.1	Subsidiaries of the registrant	Exhibit 21.1 to the registrant's Form 10-K filed with the Commission on January 29, 2014 (File No. 000-51277).
31.1	Certification of Chief Executive Officer pursuant to 17 CFR 240.13a-14(a). (**)
31.2	Certification of Chief Financial Officer pursuant to 17 CFR 240.13a-14(a). (**)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350. (**)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350. (**)
101
The following financial information from Granite Falls Ethanol, LLC's Annual Report on Form 10-K for the fiscal year ended October 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of October 31, 2014 and October 31, 2013, (ii) Statements of Operations for the fiscal years ended October 31, 2014, 2013, and 2012, (iii) Statement of Changes in Members' Equity; (iv) Statements of Cash Flows for the fiscal years ended October 31, 2014, 2013, and 2012, and (v) the Notes to Financial Statements. (***)

(*)	Indicates compensatory agreement.

(+)
Certain portions of this exhibit have been redacted and filed on a confidential basis with the Commission pursuant to a request for confidential treatment under Rule 24b-2 of under the Exchange Act. Spaces corresponding to the deleted portions are represented by brackets with asterisks [* * *].

(**)	Filed herewith.

(***) Furnished herewith.