Form 10-Q
period 2015-01-31
Granite Falls Energy, LLC
filed 2015-03-16
CIK 1181749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended January 31, 2015

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
☐ Yes     ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of March 16, 2015 there were 30,606 membership units outstanding.

PART I    FINANCIAL INFORMATION

Item 1. Financial Statements

GRANITE FALLS ENERGY, LLC
Condensed Consolidated Balance Sheets

	January 31, 2015	October 31, 2014
ASSETS	(Unaudited)
Current Assets
Cash	$4,516,800	$27,209,010
Restricted cash	1,044,524	492,099
Accounts receivable	4,376,667	9,281,701
Inventory	13,408,584	10,725,144
Commodity derivative instruments	357,700	1,295,738
Prepaid expenses and other current assets	689,783	398,473
Total current assets	24,394,058	49,402,165

Property, Plant and Equipment
Land and improvements	13,348,732	12,307,063
Railroad improvements	8,005,523	8,005,523
Process equipment and tanks	119,598,114	113,602,431
Administration building	1,015,361	1,015,361
Office equipment	391,323	265,792
Rolling stock	1,834,026	1,834,026
Construction in progress	1,028,769	7,109,796
	145,221,848	144,139,992
Less accumulated depreciation	(58,498,890)	(56,111,647)
Net property, plant, and equipment	86,722,958	88,028,345

Goodwill	1,372,473	1,372,473

Other Assets	850,013	859,550

Total Assets	$113,339,502	$139,662,533

Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC
Condensed Consolidated Balance Sheets

	January 31, 2015	October 31, 2014
LIABILITIES AND MEMBERS' EQUITY	(Unaudited)
Current Liabilities
Checks drawn in excess of bank balance	$3,425,828	$—
Current maturities of long-term debt	728,760	846,235
Accounts payable	7,723,554	8,086,119
Corn payable to FCE	1,823,062	1,997,540
Commodity derivative instruments	164,875	—
Accrued expenses	636,658	649,994
Total current liabilities	14,502,737	11,579,888

Long-Term Debt, net of current maturities	5,439,299	2,112,412

Members' Equity
Members' equity attributable to Granite Falls Energy, LLC consists of 30,606 units authorized, issued and outstanding	74,782,949	103,152,157
Noncontrolling interest	18,614,517	22,818,076
Total members' equity	93,397,466	125,970,233
Total Liabilities and Members' Equity	$113,339,502	$139,662,533

Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC
Condensed Consolidated Statements of Operations

	Three Months Ended	Three Months Ended
	January 31, 2015	January 31, 2014
	(Unaudited)	(Unaudited)
Revenues	$58,692,502	$77,463,813

Cost of Goods Sold	53,064,397	63,043,355

Gross Profit	5,628,105	14,420,458

Operating Expenses	1,423,387	1,295,501

Operating Income	4,204,718	13,124,957

Other Income (Expense)
Other income, net	46,974	56,559
Interest income	3,648	307
Interest expense	(70,467)	(276,746)
Total other expense, net	(19,845)	(219,880)

Net Income	$4,184,873	$12,905,077

Net Income Attributable to Noncontrolling Interest	$417,781	$2,350,130

Net Income Attributable to Granite Falls Energy, LLC	$3,767,092	$10,554,947

Weighted Average Units Outstanding - Basic and Diluted	30,606	30,606

Amounts attributable to Granite Falls Energy, LLC:

Net Income Per Unit - Basic and Diluted	$123.08	$344.87

Distributions Per Unit - Basic and Diluted	$1,050	$180

Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC
Condensed Consolidated Statements of Cash Flows

	Three Months Ended	Three Months Ended
	January 31, 2015	January 31, 2014
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net income	$4,184,873	$12,905,077
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	2,396,780	2,269,355
Change in fair value of derivative instruments	608,373	40,772
Gain on sale of equipment and other	—	(24,119)
Changes in operating assets and liabilities:
Restricted cash	(552,425)	(337,750)
Commodity Derivative Instruments	494,540	(201,372)
Accounts receivable	4,905,034	(5,419,054)
Inventory	(2,683,440)	2,803,203
Prepaid expenses and other current assets	(291,310)	(246,294)
Accounts payable	(809,997)	(1,782,559)
Accrued liabilities	(13,336)	163,325
Net Cash Provided by Operating Activities	8,239,092	10,170,584

Cash Flows from Investing Activities
Proceeds from sale or disposal of assets	—	22,285
Payments for capital expenditures	(808,902)	(1,207,483)
Net Cash Used in Investing Activities	(808,902)	(1,185,198)

Cash Flows from Financing Activities
Proceeds from checks in excess of bank balance	3,425,828	672,868
Proceeds from long-term debt	3,354,979	759,010
Payments on long-term debt	(145,567)	(4,327,961)
Member distributions paid to noncontrolling interest	(4,621,340)	—
Member distributions paid	(32,136,300)	(5,509,080)
Net Cash Used in Financing Activities	(30,122,400)	(8,405,163)

Net Increase (Decrease) in Cash	(22,692,210)	580,223

Cash - Beginning of Period	27,209,010	1,158,774

Cash - End of Period	$4,516,800	$1,738,997

Supplemental Cash Flow Information
Cash paid during the period for:
Interest expense	$70,467	$385,419

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Cancellation of accrued distribution to noncontrolling interest	$—	$84,523
Capital expenditures and construction in process included in accounts payable	$272,954	$—

Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
January 31, 2015

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated balance sheet as of January 31, 2015 is derived from audited consolidated financial statements. The unaudited interim condensed consolidated financial statements of the Company reflect all adjustments consisting only of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of financial position and results of operations and cash flows. The results for the three month period ended January 31, 2015 is not necessarily indicative of the results that may be expected for a full fiscal year. Certain information and note disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) are condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), although the Company believes that the disclosures made are adequate to make the information not misleading. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in its annual report for the year ended October 31, 2014 filed on Form 10-K with the SEC.

Nature of Business

Granite Falls Energy, LLC ("GFE" or the "Company") is a Minnesota limited liability company currently producing fuel-grade ethanol, distillers' grains, and crude corn oil near Granite Falls, Minnesota and sells these products, pursuant to marketing agreements, throughout the continental United States and on the international market. GFE's plant has an approximate annual production capacity of 60 million gallons, but is currently permitted to produce up to 70 million gallons of undenatured ethanol on a twelve month rolling sum basis.

Heron Lake BioEnergy, LLC ("HLBE") is a Minnesota limited liability company currently producing fuel-grade ethanol, distillers' grains, and crude corn oil near Heron Lake, Minnesota and sells these products, pursuant to marketing agreements, throughout the continental United States. HLBE's plant has an approximate annual production capacity of 55 million gallons, but is currently permitted to produce up to 59.2 million gallons. Additionally, HLBE, through a majority owned subsidiary, operates a natural gas pipeline that provides natural gas to HLBE's ethanol production facility and other customers.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements consolidate the operating results and financial position of GFE, and its 50.6% owned subsidiary, HLBE (through GFE's 100% ownership of Project Viking, LLC). Given the Company’s control over the operations of HLBE and its majority voting, interest, the Company consolidates the unaudited condensed consolidated financial statements of HLBE with GFE's consolidated financial statements. The remaining 49.4% ownership of HLBE is included in the unaudited condensed consolidated financial statements as a non-controlling interest. HLBE, through its wholly owned subsidiary, HLBE Pipeline Company, LLC, owns 73% of Agrinatural Gas, LLC ("Agrinatural"). Given HLBE’s control over the operations of Agrinatural and its majority voting interest, HLBE consolidates the financial statements of Agrinatural with its consolidated financial statements, with the equity and earnings attributed to the remaining 27% noncontrolling interest. All intercompany balances and transactions are eliminated in consolidation.

Accounting Estimates

Management uses estimates and assumptions in preparing these condensed consolidated financial statements in accordance with generally accepted accounting principles in the United States of America. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. The Company uses estimates and assumptions in accounting for the following significant matters, among others: economic lives of property, plant, and equipment, valuation of commodity derivatives, inventory, and inventory purchase and sale commitments, and the assumptions used in the impairment analysis of long-lived assets and goodwill. Actual results may differ from previously estimated amounts, and such differences may be material to our condensed consolidated financial statements. The Company periodically reviews estimates and assumptions, and the effects of revisions are reflected in the period in which the revision is made.

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
January 31, 2015

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

2. RISKS AND UNCERTAINTIES

The Company has certain risks and uncertainties that it experiences during volatile market conditions. These volatilities can have a severe impact on operations.  The Company's revenues are derived from the sale and distribution of ethanol, distillers' grains, corn oil, and natural gas to customers primarily located in the United States. Corn for the production process is supplied to our plant primarily from local agricultural producers and from purchases on the open market.  Ethanol sales typically average 75 - 85% of total revenues and corn costs typically average 65 - 85% of cost of goods sold.

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
January 31, 2015

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

3. INVENTORY

Inventories consist of the following:

	January 31, 2015	October 31, 2014
	(Unaudited)
Raw materials	$4,249,089	$4,867,269
Spare parts	2,462,283	2,449,995
Work in process	1,510,360	1,459,253
Finished goods	5,186,852	1,948,627
Totals	$13,408,584	$10,725,144

The Company performs a lower of cost or market analysis on inventory to determine if the market values of certain inventories are less than their carrying value, which is attributable primarily to decreases in market prices of corn and ethanol. Based on the lower of cost or market analysis, the Company did not record a lower of cost or market adjustment on inventories for the three month periods ended January 31, 2015 or 2014.

4. DERIVATIVE INSTRUMENTS

As of January 31, 2015, the total notional amount of the Company's outstanding corn derivative instruments was approximately 11,375,000 bushels, comprised of 5,720,000 and 5,655,000bushel equivalent positions held by GFE and HLBE, respectively, that were entered into to hedge forecasted corn purchases through March 2016. There may be offsetting positions that are not shown on a net basis that could lower the notional amount of positions outstanding.

The following tables provide details regarding the Company's derivative instruments at January 31, 2015, none of which were designated as hedging instruments:

	Balance Sheet location	Assets	Liabilities
Corn contracts - GFE	Commodity derivative instruments	$—	$164,875
Corn contracts - HLBE	Commodity derivative instruments	357,700	—
Totals		$357,700	$164,875

In addition, at January 31, 2015, the Company maintained approximately $1,045,000 of restricted cash, comprised of approximately $877,000 held by GFE and $168,000 held by HLBE related to margin requirements for the Company’s commodity derivative instrument positions.

As of October 31, 2014, the total notional amount of the Company's outstanding corn derivative instruments was approximately 7,135,000 bushels, comprised of 4,345,000 and 2,790,000 bushel equivalent positions held by GFE and HLBE, respectively, that were entered into to hedge forecasted corn purchases through July 2015. There may be offsetting positions that are shown on a net basis that could lower the notional amount of positions outstanding.

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
January 31, 2015

The following tables provide details regarding the Company's derivative instruments at October 31, 2014, none of which were designated as hedging instruments:

	Balance Sheet location	Assets	Liabilities
Corn contracts - GFE	Commodity derivative instruments	$858,238	$—
Corn contracts - HLBE	Commodity derivative instruments	$437,500	$—
Totals		$1,295,738	$—

In addition, at October 31, 2014, the Company maintained approximately $492,000 of restricted cash, comprised of approximately $228,000 held by GFE and $264,000 held by HLBE related to margin requirements for the Company’s commodity derivative instrument positions.

The following tables provide details regarding the losses from Company's derivative instruments in statements of operations, none of which are designated as hedging instruments:

	Statement of Operations location	Three Months Ended January 31,
		2015	2014
Corn contracts	Cost of Goods Sold	$(608,373)	$(40,772)
Total Loss		$(608,373)	$(40,772)

5. FAIR VALUE

The following table provides information on those derivative assets and liabilities measured at fair value on a recurring basis at January 31, 2015:

		Fair Value Measurement Using
Financial Assets:	Carrying Amount in Balance Sheet	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity Derivative Instruments	$357,700	$357,700	$—	$—

Financial Liabilities
Commodity Derivative Instruments	$(164,875)	$(164,875)	$—	$—

The following table provides information on those derivative liabilities measured at fair value on a recurring basis at October 31, 2014:

		Fair Value Measurement Using
Financial Assets:	Carrying Amount in Balance Sheet	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity Derivative Instruments	$1,295,738	$1,295,738	$—	$—

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

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
January 31, 2015

6.    DEBT FACILITIES

Debt financing consists of the following:

	January 31, 2015	October 31, 2014
Heron Lake BioEnergy:	(unaudited)
Revolving term loan to lending institution, see terms below	$3,354,979	$—
Assessments payable	2,284,237	2,292,913
Note payable to electrical company	200,000	218,750
Note payable to noncontrolling interest member of Agrinatural	300,000	300,000
Corn oil recovery system note payable	28,843	146,984
Total	6,168,059	2,958,647
Less amounts due on demand or within one year	728,760	846,235
Net long term debt	$5,439,299	$2,112,412

Granite Falls Energy:

GFE has a revolving term loan facility, under which GFE could initially borrow, repay, and re-borrow in an amount up to $18,000,000. However, the amount available for borrowing under this facility reduces by $2,000,000 semi-annually, beginning September 1, 2014, with final payment due March 1, 2018. The amount available on this facility at both January 31, 2015, and October 31, 2014 was $16,000,000. The amount available was reduced to $14,000,000 on March 1, 2015. The interest rate is based on the bank's "One Month LIBOR Index Rate," plus 3.05%. GFE had no outstanding balance on this loan on January 31, 2015 or October 31, 2014.

The Company's credit facility requires GFE to comply with certain financial covenants that require minimum debt service coverage and working capital requirements. As of January 31, 2015 and October 31, 2014, GFE was in compliance with these financial covenants and expects to be in compliance throughout fiscal 2015. The credit facility is secured by substantially all assets of the Company. There are no savings account balance collateral requirements as part of this credit facility.

At January 31, 2015, GFE also had letters of credit totaling approximately $289,000 with the bank as part of a credit requirement of Northern Natural Gas.

Heron Lake BioEnergy:

HLBE has a revolving term loan with a lender totaling $28,000,000. Amounts borrowed by HLBE under the Revolving Term Loan and repaid or prepaid may be re-borrowed at any time prior to the March 1, 2022 maturity date. Under the terms of the Credit Facility, the Revolving Term Loan commitment is scheduled to decline by $3.5 million annually, beginning on March 1, 2015 and each anniversary date thereafter. Interest on the Revolving Term Loan accrues at a variable rate equal to 3.25% above the One-Month London Interbank Offered Rate (" LIBOR ") Index rate. HLBE may elect to enter into a fixed interest rate on this loan at various times throughout the term of the loan as provided in the loan agreements. HLBE also agreed to pay an unused commitment fee on the unused portion of the Revolving Term Loan commitment at the rate of 0.50% per annum. The Revolving Term Loan is subject to a prepayment fee for any prepayment on the Term Loan prior to July 1, 2016 due to refinancing. The Credit Facility contains customary covenants. The loan is secured by substantially all of HLBE's assets including a subsidiary guarantee. The outstanding balance on the revolving term loan totaled approximately $3,355,000 and $0 at January 31, 2015, and October 31, 2014, respectively. The interest rate on the revolving term loan was 3.42% and 3.41% at January 31, 2015, and October 31, 2014, respectively.

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

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
January 31, 2015

In October 2003, HLBE entered into an industrial water supply development and distribution agreement with the City of Heron Lake, Jackson County, and Minnesota Soybean Processors. In consideration of this agreement, HLBE and Minnesota Soybean Processors are allocated equally the debt service on $735,000 in water revenue bonds that were issued by the City to support this project that mature in February 2019. The parties have agreed that prior to the scheduled expiration of the agreement, they will negotiate in good faith to replace the agreement with a further agreement regarding the wells and related facilities. In May 2006, HLBE entered into an industrial water supply treatment agreement with the City of Heron Lake and Jackson County. Under this agreement, HLBE pays monthly installments over 24 months starting January 1, 2007 equal to one years' debt service on approximately $3.6 million in water revenue bonds, which will be returned to HLBE if any funds remain after final payment in full on the bonds and assuming HLBE complies with all payment obligations under the agreement. As of January 31, 2015, there was a total of $2.3 million in outstanding water revenue bonds. HLBE classifies its obligations under these bonds as assessments payable. The interest rates on the bonds range from 0.50% to 8.73%.

Estimated annual maturities of debt at January 31, 2015 are as follows based on the most recent debt agreements:

2015	$728,760
2016	418,728
2017	362,086
2018	333,015
2019	307,934
After 2019	4,017,536
Total long-term debt	$6,168,059

7. LEASES

GFE leases equipment, primarily rail cars, under operating leases through 2017. Rent expense for these leases was approximately $595,000 and $537,500 for the three months ended January 31, 2015 and 2014, respectively.

HLBE leases equipment, primarily rail cars, under operating leases through 2017. Rent expense for these leases was approximately $489,000 and $448,000 for the three months ended January 31, 2015, and 2014, respectively.

8. MEMBERS' EQUITY

GFE has one class of membership units.   The units have no par value and have identical rights, obligations and privileges.  Income and losses are allocated to all members based upon their respective percentage of units held. As of January 31, 2015 and October 31, 2014, GFE had 30,606 membership units authorized, issued, and outstanding.

In December 2014, the Board of Governors of GFE declared a cash distribution of $1,050 per unit or $32,136,300 for unit holders of record as of December 18, 2014. The distribution was paid on January 9, 2015.

In December 2014, the Board of Governors of HLBE declared a cash distribution of $.12 per unit or $9,351,853 for unit holders of record as of December 18, 2014. The distribution was paid on January 23, 2015.

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

At January 31, 2015, GFE also had 320,000 bushels of stored corn totaling approximately $1,089,700 with FCE that is included in inventory. At January 31, 2015, GFE had cash and cash basis contracts for forward corn purchase commitments for approximately 2,100,000 bushels of corn for delivery through March 2015. At January 31, 2015, HLBE had cash and basis contracts for forward corn purchase commitments for approximately 2,000,000 bushels for deliveries through October 2015.

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
January 31, 2015

Ethanol Contracts

At January 31, 2015, GFE had forward contracts to sell approximately $13,356,000 of ethanol for various delivery periods from February 2015 through March 2015 which approximates 90% of its anticipated ethanol sales during that period.

At January 31, 2015, HLBE had forward contracts to sell approximately $13,375,000 of ethanol for various delivery periods from February 2015 through March 2015 which approximates 90% of its anticipated ethanol sales during that period.

Distillers Grain Contracts

At January 31, 2015, GFE had forward contracts to sell approximately $2,065,000 of distillers grain for deliveries through June 2015 which approximates 23% of its anticipated distillers grain sales during that period.

At January 31, 2015, HLBE had forward contracts to sell approximately $7,415,000 of distillers' grains for delivery through September 2015 which approximates 40% of its anticipated distillers grain sales during that period.

Natural Gas

At January 31, 2015, GFE had forward contracts to buy approximately $540,000 of natural gas for deliveries through March 2015 which approximates 50% of its anticipated natural gas purchases during that period. At January 31, 2015, HLBE had forward contracts to buy approximately $540,000 of natural gas for deliveries through March 2015 which approximates 50% of its anticipated natural gas purchases during that period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three months ended January 31, 2015, compared to the same period of the prior fiscal year. This discussion should be read in conjunction with the consolidated financial statements and notes and the information contained in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2014.

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

Disclosure Regarding Forward-Looking Statements

This report contains historical information, as well as forward-looking statements regarding our business, financial condition, results of operations, performance and prospects. All statements that are not historical or current facts are forward-looking statements. You can identify forward-looking statements by terms such as "anticipates", "believes", "could", "estimates", "expects", "intends", "may", "plans", "potential", "predicts", "projects", "should", "will", "would", and similar expressions intended to identify forward-looking statements. Forward-looking statements are subject to a number of known and unknown risks, uncertainties and other factors, many of which may be beyond our control, and may cause actual results, performance or achievements to differ materially from those projected in, expressed or implied by forward-looking statements. Certain of these risks and uncertainties are described in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended October 31, 2014 and in this quarterly on Form 10-Q. We do not undertake any duty to update forward-looking statements after the date they are made or to conform forward-looking statements to actual results or to changes in circumstances or expectations. Furthermore, we cannot guarantee future results, events, levels of activity, performance, or achievements. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report. You should read this report and the documents that we reference in this report and have filed as exhibits, completely and with the understanding that our actual future results may be materially different from what we currently expect. We qualify all of our forward-looking statements by these cautionary statements.

Overview

Granite Falls Energy, LLC is a Minnesota limited liability company. References to "we", "us", "our", Granite Falls Energy", "GFE", and the "Company" refer to Granite Falls Energy, LLC. Our business consists of the production and sale of ethanol and its co-products (wet, modified wet and dried distillers’ grains, corn oil and corn syrup).

Our production operations are carried out at our ethanol plant located in Granite Falls, Minnesota and at the ethanol plant operated by our majority owned subsidiary, Heron Lake BioEnergy, LLC's ("Heron Lake BioEnergy" or "HLBE"), near Heron Lake, Minnesota. As of January 31, 2015, we control approximately 50.6% of HLBE's outstanding membership units through our wholly owned subsidiary, Project Viking, L.L.C.

The GFE ethanol plant has an approximate annual production capacity of 60 million gallons of denatured ethanol, but is currently permitted to produce up to 70 million gallons of undenatured ethanol on a twelve month rolling sum basis. The HLBE plant has an approximate annual production and permit capacity of 59.2 million gallons of denatured ethanol. We intend to continue working toward increasing production to take advantage of the additional production allowed pursuant to our permit as long as we believe it is profitable to do so.

We have contracted with Eco-Energy, LLC to market all of our ethanol and HLBE's ethanol. We also independently market a small portion of the ethanol production at the Granite Falls plant as E-85 to local retailers. We have contracted with Renewable Products Marketing Group, LLC ("RPMG") to market our distillers' grains and Gavilon Ingredients, LLC to market HLBE's distillers' grains. We have contracted with RPMG to market all of our and HLBE's corn oil. HLBE also occasionally independently markets and sells excess corn syrup from the distillation process at the Heron Lake plant to local livestock feeders.

The markets in which our products are sold may be local, regional, national, and international and depend primarily upon the efforts of third party marketers. However, due to high transportation costs, and the fact that we are not located near a major international shipping port, we expect our products will continue to be marketed primarily domestically.

Our costs of our goods sold consist primarily of costs relating to the corn and natural gas supplies necessary to produce ethanol and distillers' grains for sale at our ethanol plants. Farmers Cooperative Elevator Company is the exclusive supplier of corn to the Granite Falls plant. HLBE generally does not have long-term, fixed price contracts for the purchase of corn. Typically, HLBE purchases its corn directly from grain elevators, farmers, and local dealers within approximately 80 miles of Heron Lake, Minnesota.

At our Granite Falls plant, we pay Center Point Energy/Minnegasco a per unit fee to move the natural gas through the pipeline, and we have guaranteed to move a minimum of 1,400,000 mmBTU annually through December 31, 2015, which is the ending date of the agreement. We also have an agreement with U.S. Energy Services, Inc. to procure contracts with various natural gas vendors on our behalf to supply the natural gas necessary to operate the Granite Falls plant.

HLBE has a facilities agreement with Northern Border Pipeline Company, which allows HLBE to access to an existing interstate natural gas pipeline located approximately 16 miles north from its plant. HLBE has entered into a firm natural gas transportation agreement with its majority owned subsidiary, Agrinatural. HLBE also has a agreement with Constellation NewEnergy—Gas Division, LLC to supply the natural gas necessary to operate the Heron Lake plant.

We have entered into a Management Services Agreement with HLBE pursuant to which our Chief Executive Officer, Chief Financial Officer, and Commodity Risk Manager also hold those same offices with HLBE. The initial term of the Management Services Agreement expires in July 2016, but automatically renews for successive one-year terms unless either party gives the other party written notice of termination prior to expiration of the then current term. The Management Services Agreement may also be terminated by either party for cause under certain circumstances.

HLBE also owns a controlling 73% interest in Agrinatural Gas, LLC ("Agrinatural"), through its wholly owned subsidiary, HLBE Pipeline Company, LLC. The remaining 27% minority interest is owned by Rural Energy Solutions, LLC. Agrinatural is a natural gas distribution and sales company located in Heron Lake, Minnesota that owns approximately 185 miles of natural gas pipeline and provides natural gas to the Company's ethanol plant and other commercial, agricultural and residential customers through a connection with the natural gas pipeline facilities of Northern Border Pipeline Company. Agrinatural's revenues are generated through natural gas distribution fees and sales.

Reportable Operating Segments

Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Our revenues from operations come from three primary sources: sales of fuel ethanol, sales of distillers' grains and sales of corn oil at GFE's ethanol plant and HLBE's ethanol plant. Therefore, we have determined that based on the nature of the products and production process and the expected financial results, the Company’s operations at its ethanol plant and HLBE's plant, including the production and sale of ethanol and its co-products, are aggregated into one reporting segment.

Additionally, we also realize relatively immaterial revenue from natural gas pipeline operations at HLBE's majority owned subsidiary, Agrinatural. The intercompany transactions between HLBE and Agrinatural resulting from the firm natural gas transportation agreement between the two companies, are eliminated in consolidation. After intercompany eliminations, revenues from Agrinatural represent less than less than 1% of our consolidated revenues and have little to no impact on the overall performance of the Company. Therefore, our management does not separately review Agrinatural's operating performance information. Rather, management reviews Agrinatural's natural gas pipeline financial data on a consolidated basis with our ethanol production operations segment. Additionally, management believes that the presentation of separate operating performance information for Agrinatural's natural gas pipeline operations would not provide meaningful information to a reader of the Company’s unaudited condensed consolidated financial statements.

We currently do not have or anticipate we will have any other lines of business or other significant sources of revenue other than the sale of ethanol and its co-products, which include distillers' grains and non-edible corn oil.

Plan of Operations for the Next 12 Months

We expect to have sufficient cash generated by continuing operations and availability on current lines of credit to fund our operations. However, should we experience unfavorable operating conditions in the ethanol industry that prevent us from profitably operating the ethanol plants, we may need to seek additional funding.

Trends and Uncertainties Impacting Our Operations

Our current results of operation are affected and will continue to be affected by factors such as (a) volatile and uncertain commodity prices, especially prices for corn, ethanol, distillers' grains and natural gas; (b) availability of corn that is, in turn, affected by trends such as corn acreage, weather conditions, and yields on existing and new acreage diverted from other crops; and (c) the supply and demand for ethanol, which is affected by acceptance of ethanol as a substitute for fuel, public perception of the ethanol industry, government incentives and regulation, and competition from new and existing construction, among other things. Management anticipates that ethanol prices will continue to change in relation to changes in corn and energy prices and that declining crude oil prices, as well as the continued uncertainty related to the 2014 and future RFS volume obligations, will have a significant impact on the market price of ethanol and our profitability over the next twelve months.

The primary federal ethanol support is the federal Renewable Fuels Standard (the “RFS”). The RFS is a national program that dictates a continuing increase in the amount of ethanol blended into the national gasoline supply requiring 36 billion gallons of renewable fuels be used annually by 2022. However, the U.S. Environmental Protection Agency ("EPA") can adjust the annual renewable volume obligation ("RVO") in certain circumstances through its rulemaking authority. For 2013, the statutory RVO for corn-based ethanol was approximately 13.8 billion gallons, and the statutory RVO for 2014 for corn-based ethanol was expected to be 14.4 billion gallons. In November 2013, the EPA issued a proposed rule that would reduce the 2014 RVO to 13.0 billion gallons of corn-based renewable fuel. As proposed, the 2014 RVO would be 1.4 billion gallon below the statutory RVO for 2014 and 800 million gallons less than the 2013 RVO, marking the first time the corn-based renewable fuel and total renewable fuel RVOs have been set below the legislated target. The proposal was originally subject to a 60-day comment period and the EPA planned to release the final version of the 2014 RVOs in June 2014, then extended the planned release date. On November 21, 2014, the EPA announced that it would not finalize the 2014 RVOs until sometime in 2015 to allow them to take the appropriate time to correct their methodology and establish the necessary volumes to move forward with the original intent of the RFS and set RVOs for 2014 through 2016. If the EPA elects to reduce the renewable fuels use requirements in the RFS in any material manner, the market price and demand for ethanol will likely decrease which will negatively impact our financial performance. Current ethanol production capacity exceeds the EPA's proposed 2014 standard which can be satisfied by corn based ethanol.

Other factors that may affect our future results of operation include those risks discussed below and in "Item 1A. Risk Factors" of this quarterly report on Form 10-Q and "Item 1. Business" and "Item 1A. Risk Factors" of our annual report on Form 10-K for the fiscal year ended October 31, 2014.

Results of Operations for the Three Months Ended January 31, 2015 and 2014

The following table shows summary information from the results of our operations and the approximate percentage of revenues, costs of goods sold, operating expenses and other items to total revenues in our unaudited condensed consolidated statements of operations for the three months ended January 31, 2015 and 2014.

	Three Months Ended		Three Months Ended
	January 31, 2015		January 31, 2014
Income Statement Data	Amount	%	Amount	%
Revenues	$58,692,502	100.0%	$77,463,813	100.0%
Cost of Goods Sold	53,064,397	90.4%	63,043,355	81.4%
Gross Profit	5,628,105	9.6%	14,420,458	18.6%
Operating Expenses	1,423,387	2.4%	1,295,501	1.7%
Operating Income	4,204,718	7.2%	13,124,957	16.9%
Other Expense, net	(19,845)	—%	(219,880)	(0.3)%
Net Income	4,184,873	7.2%	12,905,077	16.6%
Net Income Attributable to Noncontrolling Interest	417,781	0.7%	2,350,130	3.0%
Net Income Attributable to Granite Falls Energy, LLC	$3,767,092	6.5%	$10,554,947	13.6%

Revenues

Approximately 99.2% of our revenues come from three primary sources: sales of fuel ethanol, distillers; grains and corn oil. The remaining approximately 0.8% miscellaneous other revenue is made up of incidental sales of corn syrup at HLBE's plant and revenues from natural gas pipeline operations at Agrinatural, net of intercompany eliminations.

The following table shows the sources of our consolidated revenue and the approximate percentage of revenues from those sources to total revenues in our unaudited condensed consolidated statements of operations for the three months ended January 31, 2015:

Revenue Sources	Amount	Percentage of Total Revenues
Ethanol sales	$47,886,778	81.6%
Distillers' grains sales	8,794,787	15.0%
Corn oil sales	1,512,266	2.6%
Corn syrup sales	134,315	0.2%
Agrinatural revenues (net of eliminations)	364,356	0.6%
Total Revenues	$58,692,502	100.0%

The following table shows the sources of our consolidated revenue and the approximate percentage of revenues from those sources to total revenues in our unaudited condensed consolidated statements of operations for the three months ended January 31, 2014:

Revenue Sources	Amount	Percentage of Total Revenues
Ethanol sales	$60,079,982	77.6%
Distillers' grains sales	15,106,894	19.5%
Corn oil sales	1,822,373	2.4%
Corn syrup sales	181,341	0.2%
Agrinatural revenues (net of eliminations)	273,223	0.3%
Total Revenues	$77,463,813	100.0%

Our total revenues decreased by 24.2% for the three months ended January 31, 2015 as compared to the three months ended January 31, 2014.  Management attributes this decrease in revenues primarily to decreases in the average prices received for our ethanol and distillers' grains, as well decreases in the total gallons of ethanol and tons of distillers' grains sold at the HLBE plant.

Ethanol

Total consolidated revenues from ethanol sales decreased by 20.3% for the three months ended January 31, 2015 as compared to the same period in 2014, due primarily to a 14.5% decrease in the average price received from period to period. Additionally, despite a 3.1% increase in the volume of ethanol sold from the GFE plant, our consolidated volume of sales decreased 6.7% due to a 15.8% decrease in gallons sold from the HLBE plant. HLBE's ethanol sales decreased from period to period due to system pressure fluctuations that the HLBE plant experienced during the first half of the quarter ended January 31, 2015 which affected HLBE's ability to maintain production rates. To address the system pressure issues, HLBE changed sieve beads and replaced the condenser which allowed the HLBE plant to resume normal plant operations during the second half of the quarter.

Despite lower ethanol prices during the three months ended January 31, 2015 compared to the same period in 2014, the decline in corn prices has been more significant, resulting in positive operating margins for the three month period ended January 31, 2015. The fall off in ethanol prices is the result of various factors including but not limited to the demand for ethanol, the spread between ethanol and corn prices and overall gasoline prices and demand. Domestic demand for ethanol has been weaker due to reduced gasoline demand as a result of the bitter cold that has plagued much of the country and hampered winter travel during the three months ended January 31, 2015. Additionally, during the same period, ethanol production remained relatively strong and domestic stocks of ethanol increased despite strong export markets, putting downward pressure on ethanol prices. Ethanol prices were also pushed lower by the continuation of the soft crude oil market. Further, based on the historic correlations between ethanol and corn prices, management also believes the continuing lower corn prices due to the record 2014 crop also negatively affected ethanol prices during the three months ended January 31, 2015.

Management anticipates that ethanol prices will continue to change in relation to changes in corn and energy prices. In addition, management believes the uncertainty related to EPA proposed changes in the RFS volume obligation during 2014 also impacted ethanol demand, negatively impacting ethanol prices. Management anticipates initial boost in gasoline demand once the winter months pass, also boosting ethanol demand, but that ethanol prices will remain lower during our 2015 fiscal year as a result of low corn prices, lower gasoline prices, and continued uncertainty regarding the RFS.

There were no ethanol derivative gains or losses during the three months ended January 31, 2015 and 2014.

Distillers' Grains

Total revenue from the sales of distillers' grains decreased by 41.8% during the three months ended January 31, 2015 compared to the same period of 2014. The decline in distillers' grains revenues is primarily attributable to a 41.4% decrease from period to period in the average price received for distillers' grains for both plants and a slight decrease of 0.6% in aggregate tons sold. Total tons of distillers' grains sold only marginally decreased due to a 9.1% increase in distillers' grains tons sold at the Granite Falls plant, which was offset by the 10.2% decrease in tons sold at the HLBE plant. The tons of distillers' grains sold HLBE plant decreased as a result of the system pressure fluctuations discussed above at the HLBE plant. Since distillers' grains are a co-product of the ethanol production process, when ethanol production decreases, distillers' grains production also decreases. HLBE distillers' grains production levels returned to normal levels in the second half of the quarter once the HLBE plant had addressed the system pressure fluctuations.

Management attributes the decline in the market price of distillers' grains to significantly lower corn prices, coupled with increased supplies of corn and soybeans as a result of the completion of the large 2014 crop harvest, and lower demand from the Chinese export market during the three months ended January 31, 2015 compared to the same period in 2014. However, distillers' grains prices began rebounding in December 2014 in response to China's announcement that it would resume issuing import permits for distillers' dried grains from the United States. China had stopped issuing import permits in June 2014 as a result its discovery of MIR162, an unapproved GMO corn trait, in some distillers' grains shipments. Since the Chinese announcement, Chinese buyers have resumed purchases of United States distillers' grains and domestic distillers' grains prices have risen.

We anticipate that the market price of our dried distillers' grains will continue to track changes in the price of corn, as market prices for distillers' grains tend to move directionally with the prices of other livestock feed products. In addition, distillers' grains prices will trend down if export demand of distillers' grains declines in the future.

Corn Oil

Total corn oil sales increased by 17.0% for the three months ended January 31, 2015 compared to the same period of 2014. The decrease was due a 13.9% decrease in the price per pound received by the plants for corn oil coupled with a 3.6% aggregate decrease in pounds of corn oil sold from period to period. The decrease in volume sold is largely attributable to the reduced production at the HLBE plant for the quarter ended January 31, 2015. Management expects continued lower corn oil prices due to oversupply. Management believes reduced demand and prices for corn oil is due to the diminished demand for corn oil from the biodiesel industry and increased supply from resumed production by ethanol plants that had suspended or reduced operations due to rail congestion. Management anticipates corn oil prices will remain flat for fiscal year 2015, but could trend lower due to oversupply unless additional demand can be created.

Cost of Goods Sold

Our costs of goods sold include, among other things, the cost of corn and natural gas (which are the two largest single components of costs of goods sold), as well as processing ingredients, electricity, and wages, salaries and benefits of production personnel.

The following table shows the costs of corn and natural gas and the approximate percentage of costs of those components to total costs of goods sold in our unaudited condensed consolidated statements of operations for the three months ended January 31, 2015:

	Amount	Percentage of Cost of Goods Sold
Corn costs	$41,148,928	77.5%
Natural gas costs	4,311,918	8.1%
All other components of costs of goods sold	$7,603,551	14.4%
Total Cost of Goods Sold	$53,064,397	100.0%

The following table shows the costs of corn and natural gas and the approximate percentage of costs of those components to total costs of goods sold in our unaudited condensed consolidated statements of operations for the three months ended January 31, 2014:

	Amount	Percentage of Cost of Goods Sold
Corn costs	$45,360,790	72.0%
Natural gas costs	5,931,142	9.4%
All other components of costs of goods sold	$11,751,423	18.6%
Total Cost of Goods Sold	$63,043,355	100.0%

Our costs of goods sold decreased 15.8% for the three month period ended January 31, 2015 compared the same period of 2014. A significant decrease in natural gas, as well as decreases in corn costs, resulted in the decline in cost of goods sold in the quarter ended January 31, 2015, as compared to the same quarter of 2014. However, cost of goods sold as a percentage of revenues increased for the three month period ended January 31, 2015 compared the same period of 2014 due to the narrowing of the margin between the price of ethanol and the price of corn.

Corn

Although the aggregate volume of corn we processed was up 3.6% for the three months ended January 31, 2015 as compared to the same period of 2014, the average price paid per bushel of corn, net of hedging activity, for both plants decreased by 14.7% from period to period resulting in 9.3% lower total corn costs for the quarter ended January 31, 2015. However, corn cost comprised a larger portion of our cost of goods sold from period to period representing 77.5% and 72.0% of our cost of goods sold for the quarters ended January 31, 2015 and 2014, respectively.

Management believes that the significant decrease in corn prices was primarily driven by the strong corn harvest in the fall of 2014, which exceeded drought-impacted harvest in the fall of 2013, resulting in a significant increase in the supply of corn available to the market. Management expects there to be an adequate corn supply available in our area to operate the ethanol plant and that prices during our 2015 fiscal year will remain lower due to plentiful supply. However, corn prices may be volatile in the future depending on weather, world supply and demand, current and anticipated stocks, and other factors.

Natural Gas

For the three month period ended January 31, 2015, we experienced a decrease of 27.3% in our overall natural gas costs compared to the same period of 2014. Additionally, natural gas costs comprised a slightly smaller portion of our cost of goods sold from period to period decreasing to 8.1% from 9.4% for the quarters ended January 31, 2015 and 2014, respectively. The decrease in natural gas costs was primarily due both lower natural gas prices and warmer temperatures for much of the quarter ended January 31, 2015 as compared to higher natural gas prices and bitter cold experienced throughout the quarter ended January 31, 2014. Management anticipates that natural gas prices will continue to hold steady, unless there are major supply disruptions due to production problems, supply disruptions from hurricane activity or other weather events.

Hedging and Volatility of Purchases

Realized and unrealized losses related to our corn derivative instruments totaled approximately $608,000 for the three months ended January 31, 2015, which increased our cost of goods sold. By comparison, we only had losses of approximately $41,000 for the three months ended January 31, 2014 related to our corn derivative instruments. We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn in cost of goods sold as the changes occur.  As corn prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance. We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.

Operating Expenses

Operating expenses include wages, salaries and benefits of administrative employees at the plant, insurance, professional fees and similar costs. Our operating expenses increased by 9.9% for the three months ended January 31, 2015 compared to the same period ended 2014. Despite the increase from period to period, operating expenses, as a percentage of total revenues, only increased slightly to 2.4% for the three months ended January 31, 2015, as compared to 1.7% for three months ended January 31, 2014. Although we are focused on increasing operating efficiencies, these expenses generally do not vary with the level of production at the plant. We expect that going forward our operating expenses will remain relatively steady.

Operating Income

We had income from operations of approximately $4.2 million for the three months ended January 31, 2015, compared to income from operations of approximately $13.1 million for the three months ended January 31, 2014. This decrease in our operating income is primarily due to decreased operating margins due to lower average prices received for our products.

Other Expense, Net

Our other expense, net for the three months ended January 31, 2015 was approximately $20,000, compared to an expense of approximately $220,000 for the three months ended January 31, 2014. Other expense, net consists primarily of interest expense. Interest expense consists primarily of interest payments on our credit facilities described below. Interest expense was down 74.5% for the three months ended January 31, 2015 compared to the same period of 2014 due to our significantly reduced borrowings on HLBE's credit facilities.

Changes in Financial Condition for the Three Months Ended January 31, 2015

The following table highlights our financial condition at January 31, 2015 and October 31, 2014:

	January 31, 2015	October 31, 2014
Current Assets	$24,394,058	$49,402,165
Total Assets	$113,339,502	$139,662,533
Current Liabilities	$14,502,737	$11,579,888
Long-Term Debt	$5,439,299	$2,112,412
Members' Equity Attributable to Granite Falls Energy, LLC	$74,782,949	$103,152,157
Non-controlling Interest	$18,614,517	$22,818,076

Total assets were approximately $113.3 million at January 31, 2015, an 18.8% decrease from our total assets at October 31, 2014. The decrease in our total assets is primarily due to a 50.6% decrease in total current assets at January 31, 2015 compared to October 31, 2014.

The change in our current assets is due to significant decreases in cash on hand and trade accounts receivable during the three months ended January 31, 2015. At January 31, 2015, our cash on hand was approximately $4.5 million, which was approximately $22.7 million less than cash on hand at October 31, 2014, due to decreased profitability during the quarter and payment of distributions to members in January 2015. Our trade accounts receivable decreased approximately $4.9 million from October 31, 2014 to approximately $4.4 million at January 31, 2015 due to timing of shipments and HLBE's reduced production during the first half of the quarter stemming from the HBLE plant's system pressure fluctuations, which resulted in reduced sales of ethanol and its co-products. These decreases were slightly mitigated by an increase of approximately $2.7 million in inventory, $552,000 in restricted cash and $291,000 in prepaid expenses at January 31, 2015 compared to October 31, 2014.

Total current liabilities totaled approximately $14.5 million at January 31, 2015, an increase of approximately $2.9 million from October 31, 2014. This increase was mainly due to an increase of approximately $3.4 million in checks drawn in excess of bank balance. HLBE's outstanding checks in excess of bank balance are checks that HLBE have issued which have not yet been presented for payment to our bank. The increase in our checks drawn in excess of bank balance at January 31, 2015 due directly to HLBE's issuance of distribution checks to its members in January 2015. When these checks are presented for payment, they are paid from HLBE's revolving loan provided HLBE does not have available cash. This increase was partially offset by a decrease of approximately $363,000 in our accounts payable and a decrease of $174,000 in corn payable to FCE at January 31, 2015 as compared to October 31, 2014. The decrease in our accounts payable and corn payable to FCE is due primarily to lower corn prices during the quarter which reduced the amount of our corn payable at January 31, 2015.

Our long-term debt increased approximately $3.3 million from January 31, 2015 to October 31, 2014. The increase is due to increased borrowings by HLBE on its AgStar debt facilities to finance a portion of distributions made to HLBE unit holders in January 2015.

Members’ equity attributable to Granite Falls Energy, LLC at January 31, 2015 compared to October 31, 2014 decreased by $28.4 million. The decrease was related to the distribution to our members of approximately $32.1 million during January 2015, which was offset by net income attributable to Granite Falls Energy, LLC of approximately $3.8 million for the three months ended January 31, 2015.

Noncontrolling interest totaled approximately $18.6 million at January 31, 2015.  This is directly related to recognition of the 49.4% noncontrolling interest in HLBE at January 31, 2015 and net income attributable to the noncontrolling interest during the three months ended January 31, 2015.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity consist of cash provided by operations, cash and equivalents on hand, and available borrowings under our credit facilities. Our principal uses of cash are to pay operating expenses of the plants, to make debt service payments on long-term debt, and to make distribution payments to our members. We expect to have sufficient cash generated by continuing operations and current lines of credit to fund our operations for the next twelve months.

We do not currently anticipate any significant purchases of property and equipment that would require us to secure additional capital in the next twelve months. However, management continues to evaluate conditions in the ethanol industry and explore opportunities to improve the efficiency and profitability of our operations which may require additional capital to supplement cash generated from operations and our current lines of credit.

Cash Flows

The following table shows our cash flows for the three months ended January 31, 2015 and January 31, 2014:

	2015 (unaudited)	2014 (unaudited)
Net cash provided by operating activities	$8,239,092	$10,170,584
Net cash used in investing activities	$(808,902)	$(1,185,198)
Net cash used in financing activities	$(30,122,400)	$(8,405,163)

Operating Cash Flows

Our cash flows from operations were approximately $1.9 million lower for the three months ended January 31, 2015 compared to three months ended January 31, 2014 due primarily to lower net income and decreased inventory during the 2015 period and decreased. Due to declining operating margins, we generated less cash from our operations compared to the same period of 2014. We also experienced a significant decrease in inventory attributable primarily to decreases in market prices of corn and ethanol for the three months ended January 31, 2015 compared to three months ended January 31, 2014.

Investing Cash Flows

Cash used in investing activities was approximately $809,000 for the three months ended January 31, 2015, a 31.7% improvement compared to three months ended January 31, 2014. This improvement in due primarily to an approximately $399,000 decrease in capital expenditures three months ended January 31, 2015. During our three months ended January 31, 2015, we used cash primarily to purchase a condenser and sieve beads to remediate the system pressure fluctuations at the HLBE plant.

Financing Cash Flows

Cash used in financing activities was approximately $30.1 million for the three months ended January 31, 2015, consisting primarily of payments of $32.1 million in distributions to members, $4.6 million in distributions by HLBE to its unit holders other than Granite Falls Energy, LLC, and payment of $146,000 on our long term debt. These payments were partially offset by proceeds of $3.4 million from checks in excess of bank balance and $3.4 million in proceeds from long term debt. During the same period of 2014, we made payments of $5.5 million in distributions to members, $4.3 million on our long term debt and had proceeds of $759,000 from long term debt.

Indebtedness

Granite Falls Energy

We have a credit facility with United FCS consisting of a long-term revolving term loan. Our credit facility with United FCS is secured by substantially all our assets. There are no savings account balance collateral requirements as part of this credit facility. CoBank serves as administrative agent for this credit facility.

The Company's credit facility with United FCS is subject to numerous covenants requiring us to maintain various financial ratios. As of January 31, 2015, we were in compliance with these financial covenants and expect to be in compliance throughout fiscal 2015.

Under the Company's long-term revolving term loan, we could initially borrow, repay, and re-borrow up to $18.0 million. However, the amount available for borrowing under this facility reduces by $2.0 million every six months, beginning September 1, 2014, with the final reduction on March 1, 2018. Therefore, at January 31, 2015, the amount we may borrow under this facility was $16.0 million. The amount available was reduced again at March 1, 2015 to $14.0 million in accordance with reduction schedule imposed by credit facility. The interest rate for this facility is based on the bank's "One Month LIBOR Index Rate" plus 3.05%. The facility is available through March 31, 2018. As of January 31, 2015 and October 31, 2014, there was no outstanding balance on the revolving term loan.

At January 31, 2015, we had letters of credit totaling approximately $289,000 with United FCS as part of a credit requirement of Northern Natural Gas.

Heron Lake BioEnergy

AgStar Revolving Term Note

HLBE has a credit facility with AgStar Financial Services, FCLA ("AgStar") which consists of a revolving term loan with a maturity date of March 1, 2022.  The credit facility is secured by all of HLBE's real property, equipment and other assets.  CoBank serves as administrative agent for this credit facility.

The HLBE credit facility is subject to numerous covenants requiring HLBE to maintain various financial ratios. As of January 31, 2015, HLBE was in compliance with these financial covenants and management expects HLBE will continue to be in compliance throughout fiscal 2015.

Under the AgStar revolving term note, HLBE may borrow, repay, and re-borrow up to $28.0 million.  The maximum principal amount of this loan decreases by $3.5 million annually starting on March 1, 2015 and continuing thereafter until maturity. Therefore, the amount available under the AgStar revolving term note was reduced to $24.5 million on March 1, 2015.

Interest on this loan accrues at 3.25% above the One-Month London Interbank Offered Rate (LIBOR) Index rate.  HLBE may elect to enter into a fixed interest rate on this loan at various times throughout the term of the loan as provided in the loan agreements.  The revolving term loan is subject to an annual fee of 0.5% of the unused portion of this loan.  The revolving term loan is also subject to a prepayment fee for any prepayment on the loan prior to July 1, 2016 due to refinancing. At January 31, 2015, HLBE had approximately $3.4 million outstanding on the loan with an additional $24.6 million available to be drawn. The interest rate at January 31, 2015 was 3.42% per year.

Other HLBE Credit Arrangements

In addition to HLBE's primary credit arrangement with AgStar, HLBE has other material credit arrangements and debt obligations.

In October 2003, HLBE entered into an industrial water supply development and distribution agreement with the City of Heron Lake, Jackson County, and Minnesota Soybean Processors. In consideration of this agreement, HLBE and Minnesota Soybean Processors are allocated equally the debt service on $735,000 in water revenue bonds that were issued by the City to support this project that mature in February 2019. The parties have agreed that prior to the scheduled expiration of the agreement, they will negotiate in good faith to replace the agreement with a further agreement regarding the wells and related facilities. In May 2006, HLBE entered into an industrial water supply treatment agreement with the City of Heron Lake and Jackson County. Under this agreement, HLBE pays monthly installments over 24 months starting January 1, 2007 equal to one years' debt service on approximately $3.6 million in water revenue bonds, which will be returned to HLBE if any funds remain after final payment in full on the bonds and assuming HLBE complies with all payment obligations under the agreement. As of January 31, 2015, there was a total of $2.3 million in outstanding water revenue bonds. HLBE classifies its obligations under these bonds as assessments payable. The interest rates on the bonds range from 0.50% to 8.73%.

To fund the purchase of the distribution system and substation for the plant, HLBE entered into a loan agreement with Federated Rural Electric Association pursuant to which HLBE borrowed $600,000 by a secured promissory note. Under the note HLBE is required to make monthly payments to Federated Rural Electric Association of $6,250 consisting of principal and an annual fee of 1% beginning on October 10, 2009. In exchange for this loan, Federated Rural Electric Association was granted a security interest in the distribution system and substation for the plant. The balance of this loan at January 31, 2015 was $200,000.

HLBE financed its corn oil separation equipment from the equipment vendor. HLBE pays approximately $40,000 per month on this debt, conditioned upon revenue generated from the corn oil separation equipment. The monthly payment includes implicit interest of 5.57% until maturity in May 2015. The note is secured by the corn oil separation equipment. The balance of this loan at January 31, 2015 was approximately $29,000.

HLBE also has a note payable to the minority owner of Agrinatural Gas, LLC in the amount of $300,000 at January 31, 2015. Interest on the note is One-Month LIBOR rate plus 4.0% and the note is due on demand.

Agrinatural

HLBE has entered into an intercompany loan agreement and related loan documents with Agrinatural, its majority owned subsidiary. Under the loan agreement, HLBE agreed to make a five-year term loan in the principal amount of $3.05 million to Agrinatural for use by Agrinatural to repay approximately $1.4 million of its outstanding debt and provide approximately $1.6 million of working capital to Agrinatural. Interest on the term loan accrues at a variable rate equal to the One-Month LIBOR rate plus 4.0%, with the interest rate capped at and not to exceed 6.0% per annum.  Prior to January 1, 2015, Agrinatural is required to pay only monthly interest on the term loan.  Commencing January 1, 2015, Agrinatural is required to make monthly installments of principal plus accrued interest. The entire principal balance and accrued and unpaid interest on the term loan is due and payable in full on December 1, 2019.

In exchange for the Loan Agreement, the Agrinatural executed a security agreement granting HLBE a first lien security interest in all of Agrinatural's equipment and assets and a collateral assignment assigning HLBE all of Agrinatural's interests in its contracts, leases, easements and other agreements. In addition, RES, the 27% minority owner of Agrinatural, executed a guaranty under which RES guaranteed full payment and performance of 27% of Agrinatural's obligations to HLBE.

Critical Accounting Policies and Estimates

Management uses estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. We believe that of our significant accounting policies summarized in Note 1 to our condensed consolidated financial statements included with this Form 10-Q. At January 31, 2015, our critical accounting estimates continue to include those described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2014. Management has not changed the method of calculating and using estimates and assumptions in preparing our condensed consolidated financial statements in accordance with generally accepted accounting principles in the United States of America.

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

As of January 31, 2015, GFE had no exposure to interest rate risk as we had no amounts outstanding on our credit facility with United FCS, PCA. Below is a sensitivity analysis we prepared regarding HLBE's income exposure to changes in interest rates for its credit facility with AgStar. The sensitivity analysis below shows the anticipated effect on our income from a 10% adverse change in interest rates for a one-year period.

Outstanding Variable Rate Debt at January 31, 2015	Interest Rate at January 31, 2015	Interest Rate Following 10% Adverse Change	Approximate Adverse Change to Income
$3,354,979	3.42%	3.76%	$11,474

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

A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the fair value of our corn and natural gas prices and average ethanol price as of January 31, 2015, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for both of the Granite Falls, Minnesota and Heron Lake, Minnesota plants for a one year period from January 31, 2015. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of January 31, 2015	Approximate Adverse Change to Income
Natural Gas	3,000,000	MMBTU	10%	$1,070,000
Ethanol	113,820,000	Gallons	10%	$14,739,000
Corn	39,850,000	Bushels	10%	$13,451,000

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

Our management, including our Chief Executive Officer and General Manager (the principal executive officer), Steve Christensen, along with our Chief Financial Officer (the principal financial officer), Stacie Schuler, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2015. Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Our management, including our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred during the quarter ended January 31, 2015 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time in the ordinary course of business, Granite Falls Energy, LLC and Heron Lake BioEnergy, LLC may be named as a defendant in legal proceedings related to various issues, including workers' compensation claims, tort claims, or contractual disputes. We are not currently involved in any material legal proceedings.

Item 1A. Risk Factors

The risk factors below should be read in conjunction with the risk factors disclosed in Item 1A of our Form 10-K for the fiscal year ended October 31, 2014. Additional risks and uncertainties, including risks and uncertainties not presently known to us, or that we currently deem immaterial, could also have an adverse effect on our business, financial condition and/or results of operations.

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
101
The following financial information from Granite Falls Ethanol, LLC's Quarterly Report on Form 10-Q for the quarter ended January 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements.**

* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANITE FALLS ENERGY, LLC

Date:	March 16, 2015	/s/ Steve Christensen
Steve Christensen
Chief Executive Officer

Date:	March 16, 2015	/s/ Stacie Schuler
Stacie Schuler
Chief Financial Officer