Form 10-Q
period 2015-04-30
Granite Falls Energy, LLC
filed 2015-06-15
CIK 1181749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended April 30, 2015

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
☐ Yes     ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of June 15, 2015 there were 30,606 membership units outstanding.

PART I    FINANCIAL INFORMATION

Item 1. Financial Statements

GRANITE FALLS ENERGY, LLC
Condensed Consolidated Balance Sheets

	April 30, 2015	October 31, 2014
ASSETS	(Unaudited)
Current Assets
Cash	$7,237,250	$27,209,010
Restricted cash	711,395	492,099
Accounts receivable	9,041,970	9,281,701
Inventory	10,502,259	10,725,144
Commodity derivative instruments	—	1,295,738
Prepaid expenses and other current assets	712,495	398,473
Total current assets	28,205,369	49,402,165

Property, Plant and Equipment
Land and improvements	13,348,732	12,307,063
Railroad improvements	8,005,523	8,005,523
Process equipment and tanks	119,697,603	113,602,431
Administration building	1,015,361	1,015,361
Office equipment	391,323	265,792
Rolling stock	1,834,026	1,834,026
Construction in progress	1,794,433	7,109,796
	146,087,001	144,139,992
Less accumulated depreciation	60,845,285	56,111,647
Net property, plant, and equipment	85,241,716	88,028,345

Goodwill	1,372,473	1,372,473

Other Assets	843,938	859,550

Total Assets	$115,663,496	$139,662,533

Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC
Condensed Consolidated Balance Sheets

	April 30, 2015	October 31, 2014
LIABILITIES AND MEMBERS' EQUITY	(Unaudited)
Current Liabilities
Current maturities of long-term debt	$700,595	$846,235
Accounts payable	3,862,829	8,086,119
Corn payable to FCE	1,090,360	1,997,540
Commodity derivative instruments	224,988	—
Accrued expenses	787,654	649,994
Total current liabilities	6,666,426	11,579,888

Long-Term Debt, net of current maturities	11,538,609	2,112,412

Members' Equity
Members' equity attributable to Granite Falls Energy, LLC consists of 30,606 units authorized, issued and outstanding	77,962,588	103,152,157
Noncontrolling interest	19,495,873	22,818,076
Total members' equity	97,458,461	125,970,233
Total Liabilities and Members' Equity	$115,663,496	$139,662,533

Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC
Condensed Consolidated Statements of Operations

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	April 30, 2015	April 30, 2014	April 30, 2015	April 30, 2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$59,067,109	$81,324,024	$117,759,611	$158,787,837

Cost of Goods Sold	53,522,021	63,111,765	106,586,418	126,155,119

Gross Profit	5,545,088	18,212,259	11,173,193	32,632,718

Operating Expenses	1,371,245	1,379,875	2,794,632	2,675,376

Operating Income	4,173,843	16,832,384	8,378,561	29,957,342

Other Income (Expense)
Other income (expense), net	(4,568)	121,652	42,406	178,290
Interest income	747	705	4,395	926
Interest expense	(109,027)	(195,606)	(179,494)	(472,351)
Total other expense, net	(112,848)	(73,249)	(132,693)	(293,135)

Net Income	$4,060,995	$16,759,135	$8,245,868	$29,664,207

Net Income Attributable to Noncontrolling Interest	$881,356	$2,509,722	$1,299,137	$4,859,850

Net Income Attributable to Granite Falls Energy, LLC	$3,179,639	$14,249,413	$6,946,731	$24,804,357

Weighted Average Units Outstanding - Basic and Diluted	30,606	30,606	30,606	30,606

Amounts attributable to Granite Falls Energy, LLC:

Net Income Per Unit - Basic and Diluted	$103.89	$465.58	$226.97	$810.44

Distributions Per Unit - Basic and Diluted	$—	$—	$1,050.00	$—

Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC
Condensed Consolidated Statements of Cash Flows

	Six Months Ended	Six Months Ended
	April 30, 2015	April 30, 2014
Cash Flows from Operating Activities
Net income	$8,245,868	$29,664,207
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	4,749,250	4,611,001
Change in fair value of derivative instruments	612,629	(1,643,325)
Gain on sale of equipment and other	—	(25,953)
Changes in operating assets and liabilities:
Restricted cash	(219,296)	(241,070)
Commodity derivative instruments	908,097	1,205,774
Accounts receivable	239,731	(5,988,925)
Inventory	222,885	3,360,918
Prepaid expenses and other current assets	(314,022)	434,049
Accounts payable	(5,403,424)	(559,314)
Accrued liabilities	137,660	434,232
Net Cash Provided by Operating Activities	9,179,378	31,251,594

Cash Flows from Investing Activities
Proceeds from sale or disposal of assets	—	22,285
Payments for capital expenditures	(1,674,055)	(1,887,569)
Net Cash Used in Investing Activities	(1,674,055)	(1,865,284)

Cash Flows from Financing Activities
Proceeds from long-term debt	9,756,420	759,009
Payments on long-term debt	(475,863)	(10,681,557)
Member distributions paid to noncontrolling interest	(4,621,340)	—
Member distributions paid	(32,136,300)	(5,509,080)
Net Cash Used in Financing Activities	(27,477,083)	(15,431,628)

Net Increase (Decrease) in Cash	(19,971,760)	13,954,682

Cash - Beginning of Period	27,209,010	1,158,774

Cash - End of Period	$7,237,250	$15,113,456

Supplemental Cash Flow Information
Cash paid during the period for:
Interest expense	$152,451	$865,428

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Cancellation of accrued distribution to noncontrolling interest	$—	$84,807
Capital expenditures and construction in process included in accounts payable	$272,954	$—

Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
April 30, 2015

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated balance sheet as of April 30, 2015 is derived from audited consolidated financial statements. The unaudited interim condensed consolidated financial statements of the Company reflect all adjustments consisting only of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of financial position and results of operations and cash flows. The results for the three and six months period ended April 30, 2015 are not necessarily indicative of the results that may be expected for a full fiscal year. Certain information and note disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") are condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"), although the Company believes that the disclosures made are adequate to make the information not misleading. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in its annual report for the year ended October 31, 2014 filed on Form 10-K with the SEC.

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
April 30, 2015

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
April 30, 2015

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

3. INVENTORY

Inventories consist of the following:

	April 30, 2015	October 31, 2014
	(Unaudited)
Raw materials	$3,011,762	$4,867,269
Spare parts	2,647,508	2,449,995
Work in process	1,360,225	1,459,253
Finished goods	3,482,764	1,948,627
Totals	$10,502,259	$10,725,144

The Company performs a lower of cost or market analysis on inventory to determine if the market values of certain inventories are less than their carrying value, which is attributable primarily to decreases in market prices of corn and ethanol. Based on the lower of cost or market analysis, the Company did not record a lower of cost or market adjustment on inventories for the three or six month periods ended April 30, 2015 or 2014.

4. DERIVATIVE INSTRUMENTS

As of April 30, 2015, the total notional amount of the Company's outstanding corn derivative instruments was approximately 2,975,000 bushels, comprised of 1,435,000 and 1,540,000 bushel equivalent positions held by GFE and HLBE, respectively, that were entered into to hedge forecasted corn purchases through March 2016. There may be offsetting positions that are not shown on a net basis that could lower the notional amount of positions outstanding.

The following tables provide details regarding the Company's derivative instruments at April 30, 2015, none of which were designated as hedging instruments:

	Balance Sheet location	Assets	Liabilities
Corn contracts - GFE	Commodity derivative instruments	$—	$145,775
Corn contracts - HLBE	Commodity derivative instruments	—	79,213
Totals		$—	$224,988

In addition, at April 30, 2015, the Company maintained approximately $711,000 of restricted cash, comprised of approximately $561,000 held by GFE and $150,000 held by HLBE related to margin requirements for the Company’s commodity derivative instrument positions.

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
April 30, 2015

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

The following tables provide details regarding the losses from Company's derivative instruments in statements of operations, none of which are designated as hedging instruments:

		Three Months Ended April 30,		Six Months Ended April 30,
	Statement of Operations location	2015	2014	2015	2014
Corn contracts	Cost of Goods Sold	$(4,257)	$359,719	$(612,629)	$1,643,325
Total Loss		$(4,257)	$359,719	$(612,629)	$1,643,325

5. FAIR VALUE

The following table provides information on those derivative assets and liabilities measured at fair value on a recurring basis at April 30, 2015:

		Fair Value Measurement Using
Financial Liabilities:	Carrying Amount in Balance Sheet	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity Derivative Instruments	$224,988	$224,988	$—	$—

The following table provides information on those derivative liabilities measured at fair value on a recurring basis at October 31, 2014:

		Fair Value Measurement Using
Financial Assets:	Carrying Amount in Balance Sheet	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity Derivative Instruments	$1,295,738	$1,295,738	$—	$—

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

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
April 30, 2015

6.    DEBT FACILITIES

Debt financing consists of the following:

	April 30, 2015	October 31, 2014
Heron Lake BioEnergy:	(unaudited)
Revolving term loan to lending institution, see terms below	$9,482,556	$—
Assessments payable	2,275,398	2,292,913
Note payable to electrical company	181,250	218,750
Note payable to noncontrolling interest member of Agrinatural	300,000	300,000
Corn oil recovery system note payable	—	146,984
Total	12,239,204	2,958,647
Less amounts due on demand or within one year	700,595	846,235
Net long-term debt	$11,538,609	$2,112,412

Granite Falls Energy:

GFE has a revolving term loan facility, under which GFE could initially borrow, repay, and re-borrow in an amount up to $18,000,000. However, the amount available for borrowing under this facility reduces by $2,000,000 semi-annually, beginning September 1, 2014, with final payment due March 1, 2018. The amount available on this facility at April 30, 2015 was $14,000,000, and at October 31, 2014 was $16,000,000. The interest rate is based on the bank's "One Month LIBOR Index Rate," plus 3.05%. GFE had no outstanding balance on this loan on April 30, 2015 or October 31, 2014.

The Company's credit facility requires GFE to comply with certain financial covenants that require minimum debt service coverage and working capital requirements. As of April 30, 2015 and October 31, 2014, GFE was in compliance with these financial covenants and expects to be in compliance throughout fiscal 2015. The credit facility is secured by substantially all assets of the Company. There are no savings account balance collateral requirements as part of this credit facility.

At April 30, 2015, GFE also had letters of credit totaling approximately $289,000 with the bank as part of a credit requirement of Northern Natural Gas.

Heron Lake BioEnergy:

HLBE has a revolving term loan with a lender initially totaling $28,000,000. Under the terms of the credit facility, the revolving term loan commitment is scheduled to decline by $3,500,000 annually, starting March 1, 2015 and continues each anniversary thereafter until maturity. The amount available on this facility at April 30, 2015 was $24,500,000. Amounts borrowed by HLBE under the revolving term loan and repaid or prepaid may be re-borrowed at any time prior to the March 1, 2022 maturity date. Interest on the revolving term loan accrues at a variable rate equal to 3.25% above the One-Month London Interbank Offered Rate ("LIBOR") Index rate. HLBE may elect to enter into a fixed interest rate on this loan at various times throughout the term of the loan as provided in the loan agreements. HLBE also agreed to pay an unused commitment fee on the unused portion of the revolving term loan commitment at the rate of 0.50% per annum. The revolving term loan is subject to a prepayment fee for any prepayment on the term loan prior to July 1, 2016 due to refinancing. The credit facility contains customary covenants. The loan is secured by substantially all of HLBE's assets including a subsidiary guarantee. The outstanding balance on the revolving term loan totaled approximately $9,483,000 and $0 at April 30, 2015, and October 31, 2014, respectively. The interest rate on the revolving term loan was 3.44% and 3.41% at April 30, 2015, and October 31, 2014, respectively.

As part of the credit facility closing, HLBE entered into an Administrative Agency Agreement with CoBank, ACP ("CoBank"). CoBank purchased a participation interest in the AgStar loans and was appointed the administrative agent for the purpose of servicing the loans. As a result, CoBank will act as the agent for AgStar with respect to the credit facility.

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
April 30, 2015

In October 2003, HLBE entered into an industrial water supply development and distribution agreement with the City of Heron Lake, Jackson County, and Minnesota Soybean Processors. In consideration of this agreement, HLBE and Minnesota Soybean Processors are allocated equally the debt service on $735,000 in water revenue bonds that were issued by the City to support this project that mature in February 2019. The parties have agreed that, prior to the scheduled expiration of the agreement, they will negotiate in good faith to replace the agreement with a further agreement regarding the wells and related facilities. In May 2006, HLBE entered into an industrial water supply treatment agreement with the City of Heron Lake and Jackson County. Under this agreement, HLBE pays monthly installments over 24 months starting January 1, 2007 equal to one years' debt service on approximately $3.6 million in water revenue bonds, which will be returned to HLBE if any funds remain after final payment in full on the bonds and assuming HLBE complies with all payment obligations under the agreement. As of April 30, 2015, there were a total of $2.3 million in outstanding water revenue bonds. HLBE classifies its obligations under these bonds as assessments payable. The interest rates on the bonds range from 0.50% to 8.73%.

Estimated annual maturities of debt at April 30, 2015 are as follows based on the most recent debt agreements:

2015	$700,595
2016	$419,458
2017	$344,123
2018	$323,209
2019	$306,706
After 2019	$10,145,113
Total debt	$12,239,204

7. LEASES

GFE leases equipment, primarily rail cars, under operating leases through 2017. Rent expense for these leases was approximately $610,000 and $537,500 for the three months ended April 30, 2015 and 2014, respectively, and approximately $1,204,000 and $1,089,000 for the six months ended April 30, 2015 and 2014, respectively.

HLBE leases equipment, primarily rail cars, under operating leases through 2017. Rent expense for these leases was approximately $528,000 and $405,000 for the three months ended April 30, 2015, and 2014, respectively, and approximately $1,047,000 and $875,000 for the six months ended April 30, 2015, and 2014, respectively.

8. MEMBERS' EQUITY

GFE has one class of membership units.   The units have no par value and have identical rights, obligations and privileges.  Income and losses are allocated to all members based upon their respective percentage of units held. As of April 30, 2015 and October 31, 2014, GFE had 30,606 membership units authorized, issued, and outstanding.

In December 2014, the Board of Governors of GFE declared a cash distribution of $1,050 per unit or approximately $32,136,000 for unit holders of record as of December 18, 2014. The distribution was paid on January 9, 2015.

In December 2014, the Board of Governors of HLBE declared a cash distribution of $.12 per unit or approximately $9,352,000 for unit holders of record as of December 18, 2014, of which approximately $4,621,000 was made to the non-controlling interest members of HLBE. The distribution was paid on January 23, 2015.

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

On April 30, 2015, GFE had forward corn purchase commitments of 900,000 bushels of corn for delivery through July.

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
April 30, 2015

On April 30, 2015, HLBE had cash and basis contracts for forward corn purchase commitments for approximately 3.06 million bushels for deliveries through November 2015.

Ethanol Contracts

At April 30, 2015, GFE had forward contracts to sell approximately $7,228,000 of ethanol for various delivery periods from May 2015 through June 2015 which approximates 48% of its anticipated ethanol sales during that period.

At April 30, 2015, HLBE had forward contracts to sell approximately $7,189,000 of ethanol for various delivery periods from May 2015 through June 2015 which approximates 50% of its anticipated ethanol sales during that period.

Distillers' Grain Contracts

At April 30, 2015, GFE had forward contracts to sell approximately $4,643,000 of distillers' grain for deliveries through September 2015 which approximates 41% of its anticipated distillers' grain sales during that period.

At April 30, 2015, HLBE had forward contracts to sell approximately $5,297,000 of distillers' grains for deliveries through September 2015 which approximates 40% of its anticipated distillers' grain sales during that period.

Natural Gas

GFE pays Center Point Energy/Minnegasco a per unit fee to move the natural gas through its pipeline, and GFE has guaranteed to move a minimum of 1,400,000 MMBTUs annually through December 31, 2015, which is the ending date of the agreement.

At April 30, 2015, HLBE has natural gas agreements with a minimum purchase commitment of approximately 1.6 million MMBTU per year until April 2016.

Construction in Progress

On February 27, 2015, GFE executed a construction agreement with an unrelated contractor for installation of all track, ties, rails, crossings, and ballast for construction of a second rail loop at the GFE plant. The rail loop expansion project is expected to cost approximately $1.1 million and be completed during the third fiscal quarter of 2015.

On April 8, 2015, GFE executed a construction agreement with an unrelated contractor to construct an additional 750,000 bushel grain storage bin. The grain storage expansion project is expected to cost approximately $2.7 million and is expected to be completed during the first half of our 2016 fiscal year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three and six months ended April 30, 2015, compared to the same periods of the prior fiscal year. This discussion should be read in conjunction with the consolidated financial statements and notes and the information contained in the Company's annual report on Form 10-K for the fiscal year ended October 31, 2014.

Available Information

Our website address is www.granitefallsenergy.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are available, free of charge, on our website under the link "SEC Compliance", as soon as reasonably practicable after we electronically file such materials with, or furnish such materials to, the Securities and Exchange Commission. The contents of our website are not incorporated by reference in this quarterly report on Form 10-Q.

Disclosure Regarding Forward-Looking Statements

This report contains historical information, as well as forward-looking statements regarding our business, financial condition, results of operations, performance and prospects. All statements that are not historical or current facts are forward-looking statements. You can identify forward-looking statements by terms such as "anticipates", "believes", "could", "estimates", "expects", "intends", "may", "plans", "potential", "predicts", "projects", "should", "will", "would", and similar expressions intended to identify forward-looking statements. Forward-looking statements are subject to a number of known and unknown risks, uncertainties and other factors, many of which may be beyond our control, and may cause actual results, performance or achievements to differ materially from those projected in, expressed or implied by forward-looking statements. Certain of these risks and uncertainties are described in the "Risk Factors" section of our annual report on Form 10-K for the year ended October 31, 2014 and in this quarterly report on Form 10-Q. We do not undertake any duty to update forward-looking statements after the date they are made or to conform forward-looking statements to actual results or to changes in circumstances or expectations. Furthermore, we cannot guarantee future results, events, levels of activity, performance, or achievements. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report. You should read this report and the documents that we reference in this report and have filed as exhibits, completely and with the understanding that our actual future results may be materially different from what we currently expect. We qualify all of our forward-looking statements by these cautionary statements.

Overview

Granite Falls Energy, LLC is a Minnesota limited liability company. References to "we", "us", "our", Granite Falls Energy", "GFE", and the "Company" refer to Granite Falls Energy, LLC. Our business consists of the production and sale of ethanol and its co-products (wet, modified wet and dried distillers’ grains, corn oil and corn syrup).

Our production operations are carried out at our ethanol plant located in Granite Falls, Minnesota and at the ethanol plant operated by our majority owned subsidiary, Heron Lake BioEnergy, LLC ("Heron Lake BioEnergy" or "HLBE"), near Heron Lake, Minnesota. As of April 30, 2015, we control approximately 50.6% of HLBE's outstanding membership units through our wholly owned subsidiary, Project Viking, L.L.C.

The GFE ethanol plant has an approximate annual production capacity of 60 million gallons of denatured ethanol, but is currently permitted to produce up to 70 million gallons of undenatured ethanol on a twelve month rolling sum basis. The HLBE plant has an approximate annual permitted capacity of 59.2 million gallons of denatured ethanol. We intend to continue working toward increasing production to take advantage of the additional production allowed pursuant to our permit as long as we believe it is profitable to do so.

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

Our cost of goods sold consists primarily of costs relating to the corn and natural gas supplies necessary to produce ethanol and distillers' grains for sale at our ethanol plants. Farmers Cooperative Elevator Company is the exclusive supplier of corn to the Granite Falls plant. HLBE generally does not have long-term, fixed price contracts for the purchase of corn. Typically, HLBE purchases its corn directly from grain elevators, farmers, and local dealers within approximately 80 miles of Heron Lake, Minnesota.

At our Granite Falls plant, we pay Center Point Energy/Minnegasco a per unit fee to move the natural gas through the pipeline, and we have guaranteed to move a minimum of 1,400,000 MMBTUs annually through December 31, 2015, which is the ending date of the agreement. We also have an agreement with U.S. Energy Services, Inc. to procure contracts with various natural gas vendors on our behalf to supply the natural gas necessary to operate the Granite Falls plant.

HLBE has a facilities agreement with Northern Border Pipeline Company, which allows HLBE to access an existing interstate natural gas pipeline located approximately 16 miles north of its plant. HLBE has entered into a firm natural gas transportation agreement with its majority owned subsidiary, Agrinatural. HLBE also has an agreement with Constellation NewEnergy—Gas Division, LLC to supply the natural gas necessary to operate the Heron Lake plant.

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

HLBE also owns a controlling 73% interest in Agrinatural Gas, LLC ("Agrinatural") through its wholly owned subsidiary, HLBE Pipeline Company, LLC. The remaining 27% minority interest is owned by Rural Energy Solutions, LLC. Agrinatural is a natural gas distribution and sales company located in Heron Lake, Minnesota that owns approximately 185 miles of natural gas pipeline and provides natural gas to the Company's ethanol plant and other commercial, agricultural and residential customers through a connection with the natural gas pipeline facilities of Northern Border Pipeline Company. Agrinatural's revenues are generated through natural gas distribution fees and sales.

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

Additionally, we also realize relatively immaterial revenue from natural gas pipeline operations at HLBE's majority owned subsidiary, Agrinatural. The intercompany transactions between HLBE and Agrinatural resulting from the firm natural gas transportation agreement between the two companies are eliminated in consolidation. After intercompany eliminations, revenues from Agrinatural represent less than less than 1% of our consolidated revenues and have little to no impact on the overall performance of the Company. Therefore, our management does not separately review Agrinatural's operating performance information. Rather, management reviews Agrinatural's natural gas pipeline financial data on a consolidated basis with our ethanol production operations segment. Additionally, management believes that the presentation of separate operating performance information for Agrinatural's natural gas pipeline operations would not provide meaningful information to a reader of the Company’s unaudited condensed consolidated financial statements.

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

Our board of directors has approved management’s proposal of two projects at GFE's plant, which were commenced during the second fiscal quarter of 2015: (1) installation of a second rail loop which will expand GFE's rail capabilities by allowing us to stage an additional unit train at the GFE plant; and (2) construction of additional grain storage which will increase GFE’s corn storage capacity by approximately 750,000 bushels. The rail loop expansion project is expected to cost approximately $1.1 million. In connection with this project, GFE executed a construction agreement dated February 27, 2015 with MGA Rail Construction for installation of all track, ties, rails, crossings, and ballast. The rail loop expansion project is expected to be completed during the third fiscal quarter of 2015. The grain storage expansion project is expected to cost approximately $2.7 million. In connection with this project, GFE executed a construction agreement dated April 8, 2015 with Buresh Building Systems, Inc. to construct an additional grain bin. The grain storage expansion project is expected to be completed during the first half of our 2016 fiscal year.

Trends and Uncertainties Impacting Our Operations

Our results of operation are affected and will continue to be affected by factors such as (a) volatile and uncertain commodity prices, especially prices for corn, ethanol, distillers' grains and natural gas; (b) availability of corn that is, in turn, affected by trends such as corn acreage, weather conditions, and yields on existing and new acreage diverted from other crops; and (c) the supply and demand for ethanol, which is affected by acceptance of ethanol as a substitute for fuel, public perception of the ethanol industry, government incentives and regulation, and competition from new and existing construction, among other things. Management anticipates that ethanol prices will continue to change in relation to changes in corn and energy prices and that declining crude oil prices, as well as proposed decreases in the renewable fuel standard volume obligations, will have a significant impact on the market price of ethanol and our profitability over the next twelve months.

The demand for ethanol is affected by what is commonly referred to as the “blend wall,” which is a theoretical limit based on the amount of ethanol that can be blended into the national gasoline pool assuming only a 10% blend of ethanol. Ethanol is most commonly sold as E10 and the only blend the Environmental Protection Agency ("EPA") has approved for use in all American automobiles. In June 2012, the EPA approved E15 for use in vehicles with model years 2001 and later. According to the Renewable Fuels Association, as of June 2015, there were over 100 gas stations in 16 states offering E15 to consumers. Additionally, there is growing availability of E85 (85% ethanol and 15% gasoline) for use in flexible fuel vehicles. However, wide spread adoption of these higher blends is hampered by regulatory and infrastructure hurdles in many states, as well as consumer acceptance.

On May 29, 2015, the United States Department of Agriculture ("USDA") announced its intent to invest up to $100 million to help fund infrastructure to double the number of blender pumps currently available that are capable of supplying higher blends of ethanol. Through this new program, the USDA will administer competitive grants to match funding for state-led efforts to test and evaluate innovative and comprehensive approaches to market higher blends of renewable fuels, such as E15 and E85. While the USDA's new program will help improve access to higher blends of renewable fuels, we do not anticipate that E15 will impact ethanol demand or pricing in the near term. Sales of E15 may be limited because: (i) it is not approved for use in all vehicles; (ii) the EPA requires a label that management believes may discourage consumers from using E15; and (iii) retailers may choose not to sell E15 due to concerns regarding liability. In addition, different gasoline blendstocks may be required at certain times of the year in order to use E15 due to federal regulations related to fuel evaporative emissions. This may prevent E15 from being used during certain times of the year in various states. As a result, management believes that E15 may not have an immediate impact on ethanol demand in the United States. Rather, management believes consumer acceptance of E15 and flex fuel vehicles, along with continued growth of E85, is necessary before ethanol can achieve any market growth beyond the blend wall.

The Renewable Fuel Standard

The Renewable Fuels Standard (the "RFS") has been, and we expect will continue to be, a factor in the growth of ethanol usage. The RFS is a national program that mandates increasing amounts of renewable fuels, including ethanol, be blended into the national gasoline supply. The RFS was revised by the EPA in July 2010 to address revisions to the RFS imposed by Congress in the Energy Independence and Security Act of 2007, including setting volume standards for specific categories of renewable fuels including cellulosic, biomass-based diesel, and total advanced renewable fuels and capping the amount of conventional ethanol, such as the corn-based ethanol we currently produce, that can be used to meet renewable fuel blending requirements. The revised RFS, or RFS2, required that 16.55 billion gallons be sold or dispensed in 2013, increasing to 36.0 billion gallons by 2022. The RFS2 capped the amount of conventional ethanol that can be used to meet the renewable fuel blending requirements at 13.8 billion gallons for 2013, 14.4 billion gallons for 2014 and for 2015 and thereafter, at 15.0 billion gallons. The remainder of the annual blending requirement is to be met by non-corn related advanced renewable fuels such as cellulosic ethanol and biomass-based biodiesel.

However, the U.S. Environmental Protection Agency ("EPA") can adjust the annual statutory renewable volume obligation ("RVO") in certain circumstances through its rulemaking authority. In November 2013, the EPA issued a proposed rule that would have reduced the 2014 RVO to 1.4 billion gallons below the statutory RVO for 2014. On November 21, 2014, the EPA announced that it rescinded its proposal from 2013. On April 10, 2015, the EPA entered into a consent decree agreeing to a court-enforced timeline for establishing the RFS RVO numbers for 2014 and 2015. Under the consent decree, the proposed RVO requirements must be announced by June 1, 2015, and the final 2014 and 2015 RFS RVOs must be issued by November 30, 2015. The EPA has also publicly committed to finalizing the 2016 RFS RVO during 2015 as well, although this was not required under the consent decree.

On May 29, 2015, the EPA released a proposed rule containing 2014, 2015 and 2016 RFS RVOs. The following chart illustrates the minimum usage established by the RFS statute and the minimums established in the May 29, 2015 proposed rule (volumes in billions of gallons):

Year	RVO Source	Total Renewable Fuel RVO	Cellulosic Ethanol Minimum Requirement	Advanced Biofuel	Maximum Amount of Conventional That Can Be Used to Satisfy Total Renewable Fuel RVO
2014	RFS Statute	18.15	1.75	3.37	14.40
	EPA Proposed Rule	15.93	0.33	2.68	13.25
2015	RFS Statute	20.50	3.00	5.50	15.00
	EPA Proposed Rule	16.30	1.06	2.90	13.40
2016	RFS Statute	22.25	4.25	7.25	15.00
	EPA Proposed Rule	17.40	2.06	3.40	14.00

Compared to the November 2013 preliminary rulemaking, the proposed RVO standards for 2014 are larger for all categories, but below statutory levels. Additionally, while the proposed RVO standards do increase in 2015 and 2016, they also fall short of statutory requirements. In a fact sheet released with the proposed rule, the EPA has indicated that it does not believe that the market can consume enough ethanol sold in blends greater than E10, or produce sufficient volumes of non-ethanol biofuels to meet the volumes of total renewable fuels and advanced biofuels as required by statute 2014, 2015 and 2016. According to the fact sheet, the agency set the levels to be blended for 2014 at the levels of conventional (i.e., corn-based) ethanol that were actually produced and used as transportation fuel in 2014 and set the levels for 2015 and 2016 to incentivize growth above current levels. However, current conventional ethanol production capacity exceeds the EPA's proposed 2016 standard which can be satisfied by conventional (corn-based) ethanol. The EPA will hold a public hearing on the proposal on June 25, 2015, in Kansas City, Kansas is subject to public comment until July 27, 2015. EPA must finalize the 2014 and 2015 volume standards by Nov. 30 as required by the consent decree. If the proposal becomes final, the market price and demand for ethanol may decrease unless additional demand from discretionary or E85 blending develops. Beyond the federal mandates, there are limited markets for ethanol. Therefore, any decline in the market price and demand for ethanol resulting from the reduced RVOs could have a material adverse effect on our results of operations, cash flows and financial condition.

To measure compliance with RFS2, RINs are generated and attached to renewable fuels, such as the ethanol we produce at our plants, and detached when the renewable fuel is blended into the transportation fuel supply. There are several types of RINs that can be used to demonstrate compliance with goals established for different categories of renewable fuels by the RFS program, including D-6 RINs which can be generated by corn ethanol producers like us. Detached RINs may be retired by obligated parties to demonstrate compliance with RFS2 or may be separately traded in the market. The market price of detached RINs may affect the price of ethanol in certain U.S. markets as obligated parties may factor these costs into their purchasing decisions. Moreover, at certain price levels for various types of RINs, it becomes more economical to import ethanol. In response to the EPA's recent proposal reducing RVOs from the RFS2 statutory volumes, RIN prices declined precipitously, with the value of D-6 RINs, as reported by OPIS, settling $0.20 per RIN lower the day of the announcement compared to the prior day. If changes to the required RVOs for RFS2 result further declines in the price of various types of RINs, and in particular D-6 RINs, it could negatively affect the price of ethanol, which could adversely affect our operations.

Environmental and Other Regulation

Our business subjects us to various federal, state, and local environmental laws and regulations.

Ethanol production involves the emission of various airborne pollutants, including particulate, carbon dioxide, oxides of nitrogen, hazardous air pollutants and volatile organic compounds. In 2007, the U.S. Supreme Court classified carbon dioxide as an air pollutant under the Clean Air Act in a case seeking to require the EPA to regulate carbon dioxide in vehicle emissions. When the EPA released its final regulations on the RFS2, the gallons produced by first-generation ethanol plants utilizing corn starch, such as the GFE and HLBE plants, were grandfathered to generate RINs for compliance with the RFS2 at their current authorized capacity of 70 million gallons per year and 59.2 million gallons per year, respectively. However, to generate RINs that qualify for compliance with the RFS2 program, any new production above the grandfathered gallons must meet a threshold of a 20% reduction in greenhouse gas, or GHG, emissions from a 2005 baseline measurement to produce ethanol eligible for the RFS2 mandate.

In September 2014, the EPA announced a new expedited petition process, referred to as the "efficient producer" petition, for existing corn starch and grain sorghum ethanol producers to gain pathway approval and qualify to generate RINs for production volumes above those grandfathered under the RFS2. On January 13, 2015 and March 30, 2015, HLBE and GFE, respectively, submitted efficient producer petitions to the EPA. The EPA awarded efficient producer pathway approval to HLBE and GFE on March 12, 2015 and May 13, 2015, respectively. In the approval determinations, the EPA's analysis indicated that HLBE achieved at least a 20.1% reduction and GFE achieved a 26.0% reduction in GHG emissions for their non-grandfathered volumes compared to the baseline lifecycle GHG emissions.

Pursuant to the award approval, HLBE and GFE are only authorized to generate RINs for each plant's non-grandfathered volumes if each plant can demonstrate that all ethanol produced at the plant during an averaging period (defined as the prior 365 days or the number of days since the date EPA efficient producer pathway approval) meets the 20% GHG reduction requirement. To make these demonstrations, HLBE and GFE must keep certain records as specified in the approvals. Additionally, the EPA approvals require that HLBE and GFE generate RINs for all of its volumes of grandfathered ethanol before either plant can generate RINs for non-grandfathered ethanol volumes. Lastly, each of HLBE and GFE must register with the EPA as a renewable fuel producer for the non-grandfathered volumes and satisfy the registration requirements, which include completing an engineering review by an independent engineer.

Although we believe GFE and HLBE will be able to satisfactorily complete the registration process, there is no guarantee that we will complete registration timely or at all, or, even if we do, that either plant will be able to maintain continuous compliance with the 20% reduction in GHG emissions requirement. If GFE or HLBE do not complete the required registration or maintain continuous compliance with the 20% reduction in GHG emissions requirement, we will not be able issue RINs for the non-grandfathered volumes of ethanol produced at the plants. As a result, we may be forced to rely on exports sales for these non-grandfathered volumes ethanol, which could adversely affect our operating margins, which, in turn could adversely affect our results of operations, cash flows and financial condition.

Other factors that may affect our future results of operation include those risks discussed below and in "Item 1A. Risk Factors" of this quarterly report on Form 10-Q and "Item 1. Business" and "Item 1A. Risk Factors" of our annual report on Form 10-K for the fiscal year ended October 31, 2014.

Results of Operations for the Three Months Ended April 30, 2015 and 2014

The following table shows summary information from the results of our operations and the approximate percentage of revenues, costs of goods sold, operating expenses and other items to total revenues in our unaudited condensed consolidated statements of operations for the three months ended April 30, 2015 and 2014.

	Three Months Ended		Three Months Ended
	April 30, 2015		April 30, 2014
Income Statement Data	Amount	%	Amount	%
Revenues	$59,067,109	100.0%	$81,324,024	100.0%
Cost of Goods Sold	53,522,021	90.6%	63,111,765	77.6%
Gross Profit	5,545,088	9.4%	18,212,259	22.4%
Operating Expenses	1,371,245	2.3%	1,379,875	1.7%
Operating Income	4,173,843	7.1%	16,832,384	20.7%
Other Expense, net	(112,848)	(0.2)%	(73,249)	(0.1)%
Net Income	4,060,995	6.9%	16,759,135	20.6%
Net Income Attributable to Noncontrolling Interest	881,356	1.5%	2,509,722	3.1%
Net Income Attributable to Granite Falls Energy, LLC	$3,179,639	5.4%	$14,249,413	17.5%

Revenues

Approximately 99.3% of our revenues come from three primary sources: sales of fuel ethanol, distillers' grains and corn oil. The remaining approximately 0.7% miscellaneous other revenue is made up of incidental sales of corn syrup at HLBE's plant and revenues from natural gas pipeline operations at Agrinatural, net of intercompany eliminations.

The following table shows the sources of our consolidated revenue and the approximate percentage of revenues from those sources to total revenues in our unaudited condensed consolidated statements of operations for the three months ended April 30, 2015:

Revenue Sources	Amount	Percentage of Total Revenues
Ethanol sales	$45,266,175	76.6%
Distillers' grains sales	12,126,391	20.5%
Corn oil sales	1,270,767	2.2%
Corn syrup sales	131,102	0.2%
Agrinatural revenues (net of eliminations)	272,674	0.5%
Total Revenues	$59,067,109	100.0%

The following table shows the sources of our consolidated revenue and the approximate percentage of revenues from those sources to total revenues in our unaudited condensed consolidated statements of operations for the three months ended April 30, 2014:

Revenue Sources	Amount	Percentage of Total Revenues
Ethanol sales	$64,627,382	79.5%
Distillers' grains sales	14,698,434	18.0%
Corn oil sales	1,602,776	2.0%
Corn syrup sales	168,211	0.2%
Agrinatural revenues (net of eliminations)	227,222	0.3%
Total Revenues	$81,324,024	100.0%

Our total revenues decreased by 27.4% for the three months ended April 30, 2015 as compared to the three months ended April 30, 2014.  Management attributes this decrease in revenues due primarily to decreases in the average prices received for our ethanol and distillers' grains, despite increases in the total volumes of ethanol and tons of distillers' grains sold.

Ethanol

Total consolidated revenues from ethanol sales decreased by 30.0% for the three months ended April 30, 2015 as compared to the same period in 2014, due primarily to a 33.9% decrease in the average price received from period to period. This decrease was partially offset by an increase of 5.9% in the number of gallons sold during the three months ended April 30, 2015 as compared to the three months ended April 30, 2014.

The fall off in ethanol prices is the result of various factors including, but not limited to, the demand for ethanol, the spread between ethanol and corn prices and overall gasoline prices and demand. We experienced relatively high ethanol prices during our second fiscal quarter of 2014 due to lower domestic ethanol stocks resulting from a lingering bitter winter, increased ethanol exports, stronger domestic demand for gasoline and significant rail logistics issues. However, during the second fiscal quarter of 2015, we experienced a more typical seasonal decline in gasoline demand coupled with increased ethanol production across the industry and lower ethanol exports. As a result, domestic ethanol stocks increased, putting downward pressure on ethanol prices. Ethanol prices were also pushed lower by the continuation of the soft crude oil market. In addition, based on the historic correlations between ethanol and corn prices, management also believes the lower corn prices due to the record 2014 crop also negatively affected ethanol prices during the three months ended April 30, 2015.

Management anticipates an uptick in gasoline demand as we enter the summer driving season, lifting ethanol demand as well, but that ethanol prices will remain at or near current levels during the remainder of 2015 fiscal year due to low corn prices, lower gasoline prices and the reductions in the RFS RVOs proposed in the EPA's May 29, 2015 draft rule. If finalized as proposed, the rule's reductions in the 2014, 2015, and 2016 RFS RVOs from statutory levels could reduce or limit demand for ethanol to the required RVOs unless additional demand from discretionary blending develops. Consequently, there may be a negative impact on market prices which could have a material adverse effect on our results of operations, cash flows and financial condition.

Distillers' Grains

Total revenue from the sales of distillers' grains decreased by 17.5% during the three months ended April 30, 2015 compared to the same period of 2014. The decline in distillers' grains revenues is primarily attributable to an 18.8% decrease from period to period in the average price received for distillers' grains for both plants. The effect of the decrease in average distillers' grains price was only slightly mitigated by a 1.7% increase in the aggregate tons of distillers' grains sold during the three months ended April 30, 2015 as compared to the same period in 2014. This increase in tons sold is due to an increase in the volume of dried distillers' grains sold at both plants. We sold approximately 4.2% and 14.9% more tons of dried distillers' grains at the Granite Falls plant and Heron Lake plant, respectively, during our second quarter of 2015 compared to the same period of 2014.

The market price of our dried distillers' grains generally tracks changes in the price of corn, as market prices for distillers' grains tend to move directionally with the prices of other livestock feed products. Management attributes the decline in the market price of distillers' grains from period to period to a softening domestic market due to significantly lower corn prices, coupled with increased supplies of corn and soybeans as a result of the completion of the large 2014 crop harvest. During the first half of the second quarter of 2015, distillers' grains prices were strong due to the return of export demand largely attributable to demand in the Chinese market. However, in the latter half of the second quarter of 2015, distiller’ grains prices began to slip as domestic livestock feeders switched to other lower priced protein alternatives. Management anticipates that distillers’ grains prices will remain at or near present levels as we move through the third quarter and into the fourth quarter of 2015, so long as the present demand for distillers' grains in the China markets continues. However, distillers' grains prices will be negatively impacted if export demand, and in particular demand from the Chinese market, declines in the future.

Corn Oil

Total corn oil sales decreased by 20.7% for the three months ended April 30, 2015 compared to the same period of 2014, declining by 11.6% and 31.2% at the Granite Falls plant and Heron Lake plant, respectively. The decrease was due an 11.9% decrease in the price per pound received by the plants for corn oil coupled with a 10.0% aggregate decrease in pounds of corn oil sold from period to period. Management attributes the lower volumes of corn oil sold to lower oil extraction rates per bushel of corn. The lower corn oil yield is largely attributable to the corn produced in the 2014 corn crop which had a smaller germ that reduced the protein and oil content in the kernel.

Management expects continued lower corn oil prices due to oversupply. Management believes reduced demand and prices for corn oil is due to the diminished demand for corn oil from the biodiesel industry and increased supply from resumed production by ethanol plants that had suspended or reduced operations due to rail congestion. The biodiesel industry has been impacted by uncertainty regarding RFS biodiesel use requirements. However, the EPA's recently proposed rule set volume requirements for biomass-based diesel for 2014, 2015, 2016, and 2017, which if finalized as proposed may provide some certainty to the biodiesel industry. Since biodiesel production is a major source of corn oil demand, lower biodiesel demand has impacted corn oil prices. Management anticipates corn oil prices will remain flat for fiscal year 2015, but could trend lower due to oversupply unless additional demand can be created.

Cost of Goods Sold

Our costs of goods sold include, among other things, the cost of corn and natural gas (which are the two largest single components of costs of goods sold), as well as processing ingredients, electricity, and wages, salaries and benefits of production personnel.

The following table shows the costs of corn and natural gas and the approximate percentage of costs of those components to total costs of goods sold in our unaudited condensed consolidated statements of operations for the three months ended April 30, 2015:

	Amount	Percentage of Cost of Goods Sold
Corn costs	$38,054,991	71.1%
Natural gas costs	3,490,524	6.5%
All other components of costs of goods sold	11,976,506	22.4%
Total Cost of Goods Sold	$53,522,021	100.0%

The following table shows the costs of corn and natural gas and the approximate percentage of costs of those components to total costs of goods sold in our unaudited condensed consolidated statements of operations for the three months ended April 30, 2014:

	Amount	Percentage of Cost of Goods Sold
Corn costs	$43,906,843	69.5%
Natural gas costs	7,305,686	11.6%
All other components of costs of goods sold	11,899,236	18.9%
Total Cost of Goods Sold	$63,111,765	100.0%

Our costs of goods sold decreased 15.2% for the three month period ended April 30, 2015 compared the same period of 2014. A significant decrease in natural gas, as well as decreases in corn costs, resulted in the decline in cost of goods sold in the quarter ended April 30, 2015, as compared to the same quarter of 2014. However, cost of goods sold as a percentage of revenues increased for the three month period ended April 30, 2015 compared the same period of 2014 due to the narrowing of the margin between the price of ethanol and the price of corn.

Corn

Corn costs decreased 13.3% or the quarter ended April 30, 2015 as compared to the same period of 2014, as our average price paid per bushel of corn, net of hedging activity, decreased by 16.2% from period to period. However, corn cost comprised a larger portion of our cost of goods sold from period to period representing 71.1% and 69.6% of our cost of goods sold for the quarters ended April 30, 2015 and 2014, respectively.

The decrease in corn costs was primarily due to significantly lower corn prices as the total volume of corn we processed was relatively unchanged, only increasing by 0.2% for the three months ended April 30, 2015 as compared to the same period of fiscal year 2014. The decrease in corn prices was primarily driven by the strong corn harvest in the fall of 2013 and 2014 resulting in a significant increase in the supply of corn available to the market. Management expects there to be an adequate corn supply available in our area to operate the ethanol plant.

Management expects that corn prices will stay lower through our third quarter due to 2015 corn crop projections and relatively stable corn demand. The USDA's World Agricultural Supply and Demand Estimates, published on May 12, 2015, projects domestic corn production of 13.6 billion bushels for the 2015 growing season, which would be down almost 600 million bushels from the 2014 harvest. However, the USDA's May report projects that corn supplies for 2015/2016 at 15.5 billion bushels which is slightly higher than the corn supplies for 2014/2015 harvest. Corn prices may be volatile in the future as the greatest variability in actual corn yield occurs as a result of precipitation and temperatures during the summer months. In addition, corn prices may also be affected by world supply and demand, current and anticipated stocks, and other factors. If corn prices were to increase as a result of such volatility, our ability to generate income may be negatively impacted due to the higher cost of operating our plant.

Natural Gas

For the three month period ended April 30, 2015, we experienced a decrease of 52.2% in our overall natural gas costs compared to the same period of 2014. Additionally, natural gas costs comprised a slightly smaller portion of our cost of goods sold from period to period decreasing to 6.5% from 11.6% for the quarters ended April 30, 2015 and 2014, respectively. The decrease in natural gas costs was primarily due both lower natural gas prices and warmer temperatures for much of the quarter ended April 30, 2015 as compared to higher natural gas prices and bitter cold experienced throughout the quarter ended April 30, 2014. Management anticipates that natural gas prices will continue to hold steady, unless there are major supply disruptions due to production problems, supply disruptions from hurricane activity or other weather events.

Hedging and Volatility of Purchases

Realized and unrealized losses related to our corn derivative instruments totaled approximately $4,000 for the three months ended April 30, 2015, which increased our cost of goods sold. By comparison, we had gains of approximately $360,000 for the three months ended April 30, 2014 related to our corn derivative instruments, which decreased our cost of goods sold. We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn in cost of goods sold as the changes occur.  As corn prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance. We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.

Operating Expenses

Operating expenses include wages, salaries and benefits of administrative employees at the plant, insurance, professional fees and similar costs. Our operating expenses decreased by 0.6% for the three months ended April 30, 2015 compared to the same period ended 2014. Despite the decrease from period to period, operating expenses, as a percentage of total revenues, increased slightly to 2.3% for the three months ended April 30, 2015, as compared to 1.7% for three months ended April 30, 2014. Although we are focused on increasing operating efficiencies, these expenses generally do not vary with the level of production at the plant. We expect that going forward our operating expenses will remain relatively steady.

Operating Income

We had income from operations of approximately $4.2 million for the three months ended April 30, 2015, compared to income from operations of approximately $16.8 million for the three months ended April 30, 2014. This decrease in our operating income is primarily due to decreased operating margins due to lower average prices received for our products.

Other Expense, Net

Our other expense, net, for the three months ended April 30, 2015 was approximately $110,000, compared to a net expense of approximately $70,000 for the three months ended April 30, 2014. Other expense, net consists primarily of interest expense on our credit facilities. Interest expense was down 44.3% for the three months ended April 30, 2015 compared to the same period of 2014 due to our significantly reduced borrowings on HLBE's credit facilities.

Results of Operations for the Six Months Ended April 30, 2015 and 2014

The following table shows summary information from the results of our operations and the approximate percentage of revenues, costs of goods sold, operating expenses and other items to total revenues in our unaudited condensed consolidated statements of operations for the six months ended April 30, 2015 and 2014.

	Six Months Ended		Six Months Ended
	April 30, 2015		April 30, 2014
Income Statement Data	Amount	%	Amount	%
Revenues	$117,759,611	100.0%	$158,787,837	100.0%
Cost of Goods Sold	106,586,418	90.5%	126,155,119	79.4%
Gross Profit	11,173,193	9.5%	32,632,718	20.6%
Operating Expenses	2,794,632	2.4%	2,675,376	1.7%
Operating Income	8,378,561	7.1%	29,957,342	18.9%
Other Expense, net	(132,693)	(0.1)%	(293,135)	(0.2)%
Net Income	8,245,868	7.0%	29,664,207	18.7%
Net Income Attributable to Noncontrolling Interest	1,299,137	1.1%	4,859,850	3.1%
Net Income Attributable to Granite Falls Energy, LLC	$6,946,731	5.9%	$24,804,357	15.6%

Revenues

Approximately 99.2% of our revenues come from three primary sources: sales of fuel ethanol, distillers' grains and corn oil. The remaining approximately 0.8% miscellaneous other revenue is made up of sales of corn syrup at HLBE's plant and revenues from natural gas pipeline operations at Agrinatural, net of intercompany eliminations.

The following table shows the sources of our consolidated revenue and the approximate percentage of revenues from those sources to total revenues in our unaudited condensed consolidated statements of operations for the six months ended April 30, 2015:

Revenue Sources	Amount	Percentage of Total Revenues
Ethanol sales	$93,152,953	79.1%
Distillers' grains sales	20,921,178	17.8%
Corn oil sales	2,783,033	2.4%
Corn syrup sales	265,417	0.2%
Agrinatural revenues (net of eliminations)	637,030	0.5%
Total Revenues	$117,759,611	100.0%

The following table shows the sources of our consolidated revenue and the approximate percentage of revenues from those sources to total revenues in our unaudited condensed consolidated statements of operations for the six months ended April 30, 2014:

Revenue Sources	Amount	Percentage of Total Revenues
Ethanol sales	$124,707,363	78.5%
Distillers' grains sales	29,805,329	18.8%
Corn oil sales	3,425,149	2.2%
Corn syrup sales	349,552	0.2%
Agrinatural revenues (net of eliminations)	500,445	0.3%
Total Revenues	$158,787,838	100.0%

Our total revenues decreased by 25.8% for the six months ended April 30, 2015 as compared to the six months ended April 30, 2014.  Management attributes this decrease in revenues primarily to decreases in the average prices received for our ethanol and distillers' grains, as well decreases in the total gallons of ethanol and tons of distillers' grains sold at the HLBE plant.

Ethanol

Total consolidated revenues from ethanol sales decreased by 25.3% for the six months ended April 30, 2015 as compared to the same period in 2014, due primarily to a 24.8% decrease in the average price received from period to period. Additionally, despite a 2.6% increase in the volume of ethanol sold from the GFE plant, our consolidated volume of sales decreased 0.6% due to a 3.8% decrease in gallons sold from the HLBE plant. HLBE's ethanol sales decreased from period to period due to system pressure fluctuations that the HLBE plant experienced during the first fiscal quarter of 2015 which reduced HLBE's overall production for the six months ended April 30, 2015 as compared to the to the same period in 2014. HLBE addressed the system pressure issues by changing its sieve beads and replacing the condenser which allowed HLBE to resume normal plant operations by the end of the first quarter of 2015.

Distillers' Grains

Total revenue from the sales of distillers' grains decreased by 29.8% during the six months ended April 30, 2015 compared to the same period of 2014. The decline in distillers' grains revenues is primarily attributable to a 31.1% decrease from period to period in the average price received for distillers' grains, which was offset in small part by an increase of 1.8% in aggregate tons sold. Despite an 8.5% increase tons of distillers' grains sold at the GFE plant for the six months ended April 30, 2015, total distillers' grains sold only marginally increased by 1.9% due to a 4.4% decrease in tons sold at the HLBE plant during the same period. The tons of distillers' grains sold HLBE plant decreased as a result of the system pressure fluctuations discussed above at the HLBE plant. Since distillers' grains are a co-product of the ethanol production process, when ethanol production decreases, distillers' grains production also decreases. HLBE distillers' grains production levels returned to normal levels by the end of the first quarter of 2015 after the system maintenance discussed above.

Corn Oil

Total corn oil sales decreased by 18.7% for the six months ended April 30, 2015 compared to the same period of 2014. The decrease was due a 12.9% decrease in the price per pound received by the plants for corn oil coupled with a 6.7% aggregate decrease in pounds of corn oil sold from period to period. The decrease in volume sold is largely attributable to the reduced production at the HLBE plant for the six months ended April 30, 2015, as well as lower oil yield rates per bushel of corn.

Cost of Goods Sold

Our costs of goods sold include, among other things, the cost of corn and natural gas (which are the two largest single components of costs of goods sold), as well as processing ingredients, electricity, and wages, salaries and benefits of production personnel.

The following table shows the costs of corn and natural gas and the approximate percentage of costs of those components to total costs of goods sold in our unaudited condensed consolidated statements of operations for the six months ended April 30, 2015:

	Amount	Percentage of Cost of Goods Sold
Corn costs	$79,203,919	74.3%
Natural gas costs	7,802,442	7.3%
All other components of costs of goods sold	19,580,057	18.4%
Total Cost of Goods Sold	$106,586,418	100.0%

The following table shows the costs of corn and natural gas and the approximate percentage of costs of those components to total costs of goods sold in our unaudited condensed consolidated statements of operations for the six months ended April 30, 2014:

	Amount	Percentage of Cost of Goods Sold
Corn costs	$89,267,633	70.8%
Natural gas costs	13,236,828	10.5%
All other components of costs of goods sold	23,650,658	18.7%
Total Cost of Goods Sold	$126,155,119	100.0%

Our costs of goods sold decreased 15.5% for the six month period ended April 30, 2015 compared the same period of 2014. A significant decrease in natural gas, as well as decreases in corn costs, resulted in the decline in cost of goods sold in the six months ended April 30, 2015, as compared to the same quarter of 2014. However, cost of goods sold as a percentage of revenues increased for the six month period ended April 30, 2015 compared the same period of 2014 due to the narrowing of the margin between the price of ethanol and the price of corn.

Corn

Although the aggregate volume of corn we processed was up 1.9% for the six months ended April 30, 2015 as compared to the same period of 2014, the average price paid per bushel of corn, net of hedging activity, for both plants decreased by 15.4% from period to period resulting in 11.3% lower total corn costs for the six months ended April 30, 2015. The decrease in corn prices was primarily driven by the strong corn harvest in the fall of 2014, resulting in a significant increase in the supply of corn available to the market.

Natural Gas

For the six month period ended April 30, 2015, we experienced a decrease of 41.1% in our overall natural gas costs compared to the same period of 2014. Additionally, natural gas costs comprised a slightly smaller portion of our cost of goods sold from period to period decreasing to 7.3% from 10.5% for the six months ended April 30, 2015 and 2014, respectively. The decrease in natural gas costs was primarily due both lower natural gas prices and warmer temperatures for much of the six months ended April 30, 2015 as compared to higher natural gas prices and bitter cold experienced throughout the six months ended April 30, 2014.

Hedging and Volatility of Purchases

Realized and unrealized losses related to our corn derivative instruments totaled approximately $613,000 for the six months ended April 30, 2015, which increased our cost of goods sold. By comparison, we had gains of approximately $1,643,000 for the six months ended April 30, 2014 related to our corn derivative instruments, which decreased our cost of goods sold. We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn in cost of goods sold as the changes occur.  As corn prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance. We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.

Operating Expenses

Our operating expenses increased by 4.5% for the six months ended April 30, 2015 compared to the same period ended 2014. Despite the increase from period to period, operating expenses, as a percentage of total revenues, only increased slightly to 2.4% for the six months ended April 30, 2015, as compared to 1.7% for six months ended April 30, 2014.

Operating Income

We had income from operations of approximately $8.4 million for the six months ended April 30, 2015, compared to income from operations of approximately $30.0 million for the six months ended April 30, 2014. This decrease in our operating income is primarily due to decreased operating margins due to lower average prices received for our products.

Other Expense, Net

Our other income, net for the six months ended April 30, 2015 was approximately $130,000, compared to an expense of approximately $290,000 for the six months ended April 30, 2014. Other expense, net consists primarily of interest expense. Interest expense consists primarily of interest payments on HLBE's credit facilities. Interest expense was down 62.0% for the six months ended April 30, 2015 compared to the same period of 2014 due to significantly reduced borrowings on HLBE's credit facilities.

Changes in Financial Condition for the Six Months Ended April 30, 2015

The following table highlights our financial condition at April 30, 2015 and October 31, 2014:

	April 30, 2015	October 31, 2014
Current Assets	$28,205,369	$49,402,165
Total Assets	$115,663,496	$139,662,533
Current Liabilities	$6,666,426	$11,579,888
Long-Term Debt	$11,538,609	$2,112,412
Members' Equity Attributable to Granite Falls Energy, LLC	$77,962,588	$103,152,157
Non-controlling Interest	$19,495,873	$22,818,076

Total assets were approximately $115.7 million at April 30, 2015, a 17.2% decrease from our total assets at October 31, 2014. The decrease in our total assets is primarily due to a 42.9% decrease in total current assets at April 30, 2015 compared to October 31, 2014.

The change in our current assets is due to significant decreases in cash on hand during the three months ended April 30, 2015. At April 30, 2015, our cash on hand was approximately $7.2 million, which was approximately $20.0 million less than cash on hand at October 31, 2014, due to decreased profitability during the quarter and payment of distributions to members in January 2015. In addition, also contributing to the reduction in our current assets at April 30, 2015 was a decrease of $1.3 million in the asset value of our commodity derivative positions. Partially offsetting these decreases was an increase of approximately $219,000 in restricted cash related to margin requirements for our commodity derivative instrument positions.

Total current liabilities totaled approximately $6.7 million at April 30, 2015, a decrease of approximately $4.9 million from October 31, 2014. This decrease was mainly due to a decrease of approximately $4.2 million in our accounts payable and a decrease of $907,000 in corn payable to FCE at April 30, 2015 as compared to October 31, 2014. The decrease in our accounts payable and corn payable to FCE is due primarily to lower corn prices during the quarter which reduced the amount of our corn payable at April 30, 2015.

Our long-term debt increased approximately $9.4 million at April 30, 2015 compared to October 31, 2014. The increase is due to increased borrowings by HLBE on its AgStar debt facilities to finance a portion of distributions made to HLBE unit holders in January 2015.

Members’ equity attributable to Granite Falls Energy, LLC at April 30, 2015 compared to October 31, 2014 decreased by $28.4 million. The decrease was related to the distribution to our members of approximately $32.1 million during January 2015 and a distribution to the non-controlling interest members of HLBE of approximately $4.6 million during January 2015. This decrease in members' equity was offset by net income attributable to Granite Falls Energy, LLC of approximately $6.9 million for the six months ended April 30, 2015.

Noncontrolling interest totaled approximately $19.5 million at April 30, 2015.  This is directly related to recognition of the 49.4% noncontrolling interest in HLBE at April 30, 2015 and net income attributable to the noncontrolling interest during the six months ended April 30, 2015.

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

Cash Flows

The following table shows our cash flows for the six months ended April 30, 2015 and April 30, 2014:

	2015 (unaudited)	2014 (unaudited)
Net cash provided by operating activities	$9,179,378	$31,251,594
Net cash used in investing activities	$(1,674,055)	$(1,865,284)
Net cash used in financing activities	$(27,477,083)	$(15,431,628)

Operating Cash Flows

Our cash flows from operations were approximately $22.1 million lower for the six months ended April 30, 2015 compared to the six months ended April 30, 2014 due to a decrease in our net income along with decreases in both inventory and accounts receivable and an increase in accounts payable.

Investing Cash Flows

Cash used in investing activities was approximately $1.7 million for the six months ended April 30, 2015, a 10.3% improvement compared to the six months ended April 30, 2014. This improvement is due primarily to an approximately $214,000 decrease in capital expenditures the six months ended April 30, 2015. During the six months ended April 30, 2015, we used cash primarily to purchase a condenser and sieve beads to remediate the system pressure fluctuations at the HLBE plant.

Financing Cash Flows

Cash used in financing activities was approximately $27.5 million for the three months ended April 30, 2015, consisting primarily of payments of $32.1 million in distributions to members, $4.6 million in distributions by HLBE to its unit holders other than GFE, and payment of $476,000 on our long term debt. These payments were partially offset by $9.8 million in proceeds from long term debt. During the same period of 2014, we made payments of $5.5 million in distributions to members, $10.7 million on our long term debt and had proceeds of $759,000 from long term debt.

Indebtedness

Granite Falls Energy

We have a credit facility with United FCS consisting of a long-term revolving term loan. Our credit facility with United FCS is secured by substantially all our assets. There are no savings account balance collateral requirements as part of this credit facility. CoBank serves as administrative agent for this credit facility.

The Company's credit facility with United FCS is subject to numerous covenants requiring us to maintain various financial ratios. As of April 30, 2015, we were in compliance with these financial covenants and expect to be in compliance throughout fiscal 2015.

Under the Company's long-term revolving term loan, we could initially borrow, repay, and re-borrow up to $18.0 million. However, the amount available for borrowing under this facility reduces by $2.0 million every six months, beginning September 1, 2014, with the final reduction on March 1, 2018. Therefore, at April 30, 2015, the amount we may borrow under this facility was $14.0 million. The interest rate for this facility is based on the bank's "One Month LIBOR Index Rate" plus 3.05%. The facility is available through March 31, 2018. As of April 30, 2015 and October 31, 2014, there was no outstanding balance on the revolving term loan.

At April 30, 2015, we had letters of credit totaling approximately $289,000 with United FCS as part of a credit requirement of Northern Natural Gas.

Heron Lake BioEnergy

AgStar Revolving Term Note

HLBE has a credit facility with AgStar Financial Services, FCLA ("AgStar") which consists of a revolving term loan with a maturity date of March 1, 2022.  The credit facility is secured by all of HLBE's real property, equipment and other assets.  CoBank serves as administrative agent for this credit facility.

The HLBE credit facility is subject to numerous covenants requiring HLBE to maintain various financial ratios. As of April 30, 2015, HLBE was in compliance with these financial covenants and management expects HLBE will continue to be in compliance throughout fiscal 2015.

Under the AgStar revolving term note, HLBE may borrow, repay, and re-borrow up to $28.0 million.  However, the maximum principal amount of this loan decreases by $3.5 million annually starting on March 1, 2015 and continuing each anniversary thereafter until maturity.  Therefore, the amount available under this facility was reduced to $24.5 million on March 1, 2015.

Interest on this loan accrues at 3.25% above the One-Month London Interbank Offered Rate (LIBOR) Index rate.  HLBE may elect to enter into a fixed interest rate on this loan at various times throughout the term of the loan as provided in the loan agreements.  The revolving term loan is subject to an annual fee of 0.5% of the unused portion of this loan.  The revolving term loan is also subject to a prepayment fee for any prepayment on the loan prior to July 1, 2016 due to refinancing. At April 30, 2015, HLBE had approximately $9.5 million outstanding on the loan with an additional $15.0 million available to be drawn. The interest rate at April 30, 2015 and October 31, 2014 was 3.44% and 3.41% per year, respectively.

Other HLBE Credit Arrangements

In addition to HLBE's primary credit arrangement with AgStar, HLBE has other material credit arrangements and debt obligations.

In October 2003, HLBE entered into an industrial water supply development and distribution agreement with the City of Heron Lake, Jackson County, and Minnesota Soybean Processors. In consideration of this agreement, HLBE and Minnesota Soybean Processors are allocated equally the debt service on $735,000 in water revenue bonds that were issued by the City to support this project that mature in February 2019. The parties have agreed that, prior to the scheduled expiration of the agreement, they will negotiate in good faith to replace the agreement with a further agreement regarding the wells and related facilities. In May 2006, HLBE entered into an industrial water supply treatment agreement with the City of Heron Lake and Jackson County. Under this agreement, HLBE pays monthly installments over 24 months starting January 1, 2007 equal to one years' debt service on approximately $3.6 million in water revenue bonds, which will be returned to HLBE if any funds remain after final payment in full on the bonds and assuming HLBE complies with all payment obligations under the agreement. As of April 30, 2015, there was a total of $2.3 million in outstanding water revenue bonds. HLBE classifies its obligations under these bonds as assessments payable. The interest rates on the bonds range from 0.50% to 8.73%.

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

HLBE financed its corn oil separation equipment from the equipment vendor. HLBE paid approximately $40,000 per month on this debt, conditioned upon revenue generated from the corn oil separation equipment, including implicit interest of 5.57%. This loan was set to mature in May 2015. HLBE paid the balance of this loan in full during the quarter ended April 30, 2015.

HLBE also has a note payable to the minority owner of Agrinatural Gas, LLC in the amount of $300,000 at April 30, 2015. Interest on the note is the One-Month LIBOR rate plus 4.0% and the note is due on demand.

Agrinatural

Original Agrinatural Credit Facility

On July 29, 2014, HLBE has entered into an intercompany loan agreement and related loan documents with Agrinatural, its majority owned subsidiary (the "Original Agrinatural Credit Facility"). Under the Original Agrinatural Credit Facility, the Company agreed to make a five-year term loan in the principal amount of $3.05 million to Agrinatural for use by Agrinatural to repay approximately $1.4 million of its outstanding debt and provide approximately $1.6 million of working capital to Agrinatural. The Original Agrinatural Credit Facility contains customary financial and non-financial affirmative covenants and negative covenants for loans of this type and size.

On March 30, 2015, HLBE entered into an allonge (the “Allonge”) to the July 29, 2014 note with Agrinatural. Under the terms of the Allonge, HLBE and Agrinatural agreed to increase the principal amount of the Original Agrinatural Credit Facility to approximately $3.06 million, defer commencement of repayment of principal until May 1, 2015, decrease the monthly principal payment to $36,000 per month and shorten maturity of the Original Agrinatural Credit Facility to May 1, 2019.

Interest on the Original Agrinatural Credit Facility was not amended and continues to accrue at a variable rate equal to the One-Month LIBOR rate plus 4.0%, with the interest rate capped and not to exceed 6.0% per annum. Accrued interest is due and payable on a monthly basis. Except as otherwise provided in the Allonge, all of the terms and conditions contained in the Original Agrinatural Credit Facility remain in full force and effect.

In exchange for the loan agreement, Agrinatural executed a security agreement granting HLBE a first lien security interest in all of Agrinatural's equipment and assets and a collateral assignment assigning HLBE all of Agrinatural's interests in its contracts, leases, easements and other agreements. In addition, Rural Energy Solutions, LLC, the minority owner of Agrinatural ("RES"), executed a guarantee under which RES guaranteed full payment and performance of 27% of Agrinatural's obligations to HLBE.

Additional Agrinatural Credit Facility

On March 30, 2015, HLBE entered into a second intercompany loan agreement and related loan documents (the "Additional Agrinatural Credit Facility") with Agrinatural. Under the Additional Agrinatural Credit Facility, HLBE agreed to make a four-year term loan in the principal amount of $3.5 million to Agrinatural for use by Agrinatural to repay its outstanding trade debt and provide working capital. The Additional Agrinatural Credit Facility contains customary financial and non-financial affirmative covenants and negative covenants for loans of this type and size.

Interest on the additional term loan accrues at a variable rate equal to the One-Month LIBOR rate plus 4.0%, with the interest rate capped and not to exceed 6.0% per annum.  Prior to May 1, 2015, Agrinatural is required to pay only monthly interest on the term loan.  Commencing May 1, 2015, Agrinatural is required to make monthly installments of principal plus accrued interest. The entire principal balance and accrued and unpaid interest on the term loan is due and payable in full on May 1, 2019.

In exchange for the Additional Agrinatural Credit Facility, Agrinatural executed a security agreement granting HLBE a first lien security interest in all of Agrinatural's equipment and assets and a collateral assignment assigning HLBE all of Agrinatural's interests in its contracts, leases, easements and other agreements. In addition, RES executed a guarantee under which RES guaranteed full payment and performance of 27% of Agrinatural's obligations to HLBE under the Additional Agrinatural Credit Facility.

Critical Accounting Policies and Estimates

Management uses estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. We believe that of our significant accounting policies summarized in Note 1 to our condensed consolidated financial statements included with this Form 10-Q. At April 30, 2015, our critical accounting estimates continue to include those described in our annual report on Form 10-K for the fiscal year ended October 31, 2014. Management has not changed the method of calculating and using estimates and assumptions in preparing our condensed consolidated financial statements in accordance with generally accepted accounting principles in the United States of America.

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

As of April 30, 2015, GFE had no exposure to interest rate risk as we had no amounts outstanding on our credit facility with United FCS, PCA. Below is a sensitivity analysis we prepared regarding HLBE's income exposure to changes in interest rates for its credit facility with AgStar. The sensitivity analysis below shows the anticipated effect on our income from a 10% adverse change in interest rates for a one-year period.

Outstanding Variable Rate Debt at	Interest Rate at	Interest Rate Following 10% Adverse Change	Approximate Adverse Change to Income
April 30, 2015	April 30, 2015
$9,482,556	3.44%	3.78%	$32,620

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

A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the fair value of our corn and natural gas prices and average ethanol price as of April 30, 2015, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for both of the Granite Falls, Minnesota and Heron Lake, Minnesota plants for a one year period from April 30, 2015. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of January 31, 2015	Approximate Adverse Change to Income
Ethanol	114,946,000	Gallons	10%	$17,300,000
Corn	39,954,000	Bushels	10%	$13,707,000
Natural Gas	3,100,000	MMBTU	10%	$865,000

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

Our management, including our Chief Executive Officer and General Manager (the principal executive officer), Steve Christensen, along with our Chief Financial Officer (the principal financial officer), Stacie Schuler, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2015. Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Our management, including our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred during the quarter ended April 30, 2015 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

The ethanol industry is dependent on government usage mandates affecting ethanol production and any changes to such regulation could adversely affect the market for ethanol and our results of operations.

The domestic market for ethanol is significantly impacted by federal mandates for blending ethanol with gasoline. Future demand will be largely dependent upon the economic incentives to blend based upon the relative value of gasoline versus ethanol, taking into consideration the relative octane value of ethanol, environmental requirements and the RFS2 mandate.

On May 29, 2015, the EPA released a proposed rule that would reduce the RFS2 levels for 2014, 2015, and 2016 to approximately 15.9 billion gallons, 16.3 billion gallons, and 17.4 billion gallons, respectively, and reduced the renewable volume obligations that can be satisfied by corn-based ethanol to 13.3 billion gallons, 13.4 billion gallons, and 14.0 billion gallons, respectively. While the EPA's May 2015 proposed RVO standards do increase over time, they also fall significantly short of statutory requirements and the reductions from the statutory volumes were greater than many in the industry anticipated. If the EPA's proposal becomes a final rule, the market price and demand for ethanol could decrease which will negatively impact our financial performance.

To measure compliance with RFS2, RINs are generated and attached to renewable fuels, such as the ethanol we produce at our plants, and detached when the renewable fuel is blended into the transportation fuel supply. Detached RINs may be retired by obligated parties to demonstrate compliance with RFS2 or may be separately traded in the market. The market price of detached RINs may affect the price of ethanol in certain U.S. markets as obligated parties may factor these costs into their purchasing decisions. In response to the EPA's recent proposal reducing RVOs from the RFS2 statutory volumes, RIN prices declined precipitously. If changes to the required RVOs for RFS2 result further declines in the price of various types of RINs, and in particular D-6 RINs, it could negatively affect the price of ethanol, which could adversely affect our operations.

Meeting the requirements of evolving environmental, health and safety laws and regulations, and in particular those related to climate change, could adversely affect our financial performance.

Our plants emit carbon dioxide as a by-product of the ethanol production process. In 2007, the U.S. Supreme Court classified carbon dioxide as an air pollutant under the Clean Air Act in a case seeking to require the EPA to regulate carbon dioxide in vehicle emissions. When the EPA released its final regulations on RFS2, these regulations grandfathered our plants at their current production capacity for the generation of RINs for compliance with RFS2. Any expansion of our plants beyond the grandfathered volumes must meet a threshold of a 20% reduction in GHG emissions from a 2005 baseline measurement for the ethanol to be eligible to generate RINS for compliance with the RFS II mandate.

During the second fiscal quarter of 2015, our plants were awarded “efficient producer” status under the pathway petition program for the non-grandfathered volumes of ethanol produced at our plants. Pursuant to the award approval, HLBE and GFE are only authorized to generate RINs for each plant's non-grandfathered volumes if each plant can demonstrate that all ethanol produced at the plant during an averaging period (defined as the prior 365 days or the number of days since the date EPA efficient producer pathway approval) meets the 20% GHG reduction requirement.

Although we believe GFE and HLBE will be able to maintain continuous compliance with the 20% reduction in GHG emissions requirement as presently operated, there is no guarantee that we will not have to install carbon dioxide mitigation equipment or take other steps unknown to us at this time in order to comply with the efficient producer requirements or other future law or regulation. Continued compliance with the efficient producer GHG reduction requirements or compliance with future law or regulation of carbon dioxide, could be costly and may prevent us from operating our plants as profitably, which may have an adverse impact on our operations, cash flows and financial position.

If we fail to comply with the 20% reduction in GHG emissions requirement, we will not be able to generate RINs for our non-grandfathered volumes of ethanol, which could adversely affect our operating margins.

We expect that nearly all of the anticipated demand for our ethanol production will be by customers obligated to comply with the RFS. The EPA's approval of GFE's and HLBE's efficient producer petitions requires that the plants demonstrate continuous compliance with the 20% reduction in GHG emissions for all volumes of ethanol produced, not just non-grandfathered volumes of ethanol. If the plants cannot show continuous compliance with the requirement for all volumes of ethanol, the plants will not be able issue RINs for the non-grandfathered volumes of ethanol produced. If our ethanol production does not meet the requirements for RIN generation as administered by the EPA, we may be required to sell those gallons of ethanol without RINs at lower prices in the domestic market to compensate for the lack of RINs or sell these gallons of ethanol in the export market where RINs are not required, which could adversely affect our results of operations, cash flows and financial condition.

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
101
The following financial information from Granite Falls Ethanol, LLC's Quarterly Report on Form 10-Q for the quarter ended April 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements.**

* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANITE FALLS ENERGY, LLC

Date:	June 15, 2015	/s/ Steve Christensen
Steve Christensen
Chief Executive Officer

Date:	June 15, 2015	/s/ Stacie Schuler
Stacie Schuler
Chief Financial Officer