Form 10-Q
period 2015-07-31
Granite Falls Energy, LLC
filed 2015-09-14
CIK 1181749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended July 31, 2015

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
☐ Yes     ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of September 14, 2015 there were 30,606 membership units outstanding.

PART I    FINANCIAL INFORMATION

Item 1. Financial Statements

GRANITE FALLS ENERGY, LLC
Condensed Consolidated Balance Sheets

	July 31, 2015	October 31, 2014
ASSETS	(Unaudited)
Current Assets
Cash	$12,378,060	$27,209,010
Restricted cash	305,974	492,099
Accounts receivable	4,873,273	9,281,701
Inventory	12,677,656	10,725,144
Commodity derivative instruments	1,147,400	1,295,738
Prepaid expenses and other current assets	465,673	398,473
Total current assets	31,848,036	49,402,165

Property, Plant and Equipment, net	85,612,803	88,028,345

Goodwill	1,372,473	1,372,473

Other Assets	834,399	859,550

Total Assets	$119,667,711	$139,662,533

LIABILITIES AND MEMBERS' EQUITY
Current Liabilities
Checks drawn in excess of bank balance	$2,642,126	$—
Current portion of long-term debt	710,384	846,235
Accounts payable	3,251,593	8,086,119
Corn payable to FCE	1,413,199	1,997,540
Accrued liabilities	641,034	649,994
Total current liabilities	8,658,336	11,579,888

Long-Term Debt, less current portion	6,238,713	2,112,412

Members' Equity
Members' equity attributable to Granite Falls Energy, LLC consists of 30,606 units authorized, issued and outstanding	83,403,351	103,152,157
Noncontrolling interest	21,367,311	22,818,076
Total members' equity	104,770,662	125,970,233
Total Liabilities and Members' Equity	$119,667,711	$139,662,533

Notes to Condensed Consolidated Unaudited Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC
Condensed Consolidated Statements of Operations

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	July 31, 2015	July 31, 2014	July 31, 2015	July 31, 2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$58,671,723	$78,383,846	$176,431,334	$237,171,684

Cost of Goods Sold	49,875,833	62,339,972	156,462,251	188,495,101

Gross Profit	8,795,890	16,043,874	19,969,083	48,676,583

Operating Expenses	1,301,446	1,210,642	4,096,079	3,886,020

Operating Income	7,494,444	14,833,232	15,873,004	44,790,563

Other Income (Expense)
Other income (expense), net	(2,472)	23,398	39,740	201,681
Interest income	2,336	258,923	6,926	259,849
Interest expense	(182,107)	(36,163)	(361,602)	(508,515)
Settlement of debt premium	—	953,086	—	953,086
Total other income (expense), net	(182,243)	1,199,244	(314,936)	906,101

Net Income	$7,312,201	$16,032,476	$15,558,068	$45,696,664

Less: Net Income Attributable to Noncontrolling Interest	$(1,871,438)	$(3,014,430)	$(3,170,575)	$(8,423,326)

Net Income Attributable to Granite Falls Energy, LLC	$5,440,763	$13,018,046	$12,387,493	$37,273,338

Weighted Average Units Outstanding - Basic and Diluted	30,606	30,606	30,606	30,606

Amounts attributable to Granite Falls Energy, LLC:

Net Income Per Unit - Basic and Diluted	$177.77	$425.34	$404.74	$1,217.84

Distributions Per Unit - Basic and Diluted	$—	$—	$1,050.00	$180.00

Notes to Condensed Consolidated Unaudited Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC
Condensed Consolidated Statements of Cash Flows

	Nine Months Ended	Nine Months Ended
	July 31, 2015	July 31, 2014
	(unaudited)	(unaudited)
Cash Flows from Operating Activities
Net income	$15,558,068	$45,696,664
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	7,178,621	5,888,832
Change in fair value of derivative instruments	(257,490)	(53,453)
Gain on sale of equipment and other	—	(25,953)
Settlement of debt premium	—	(953,086)
Changes in operating assets and liabilities:
Restricted cash	186,125	(1,026,233)
Commodity derivative instruments	405,829	719,427
Accounts receivable	4,408,427	(6,579,704)
Inventory	(1,952,512)	1,156,078
Prepaid expenses and other current assets	(67,200)	584,300
Accounts payable	(5,528,789)	283,720
Accrued liabilities	(8,960)	157,137
Net Cash Provided by Operating Activities	19,922,119	45,847,729

Cash Flows from Investing Activities
Proceeds from sale or disposal of assets	—	22,285
Payments for capital expenditures	(4,628,004)	(4,078,234)
Net Cash Used in Investing Activities	(4,628,004)	(4,055,949)

Cash Flows from Financing Activities
Proceeds from checks in excess of bank balance	2,642,126	—
Proceeds from long-term debt	11,545,837	—
Payments on long-term debt	(7,555,388)	(19,577,963)
Payments on subsidiary subordinated convertible notes	—	(207,000)
Member distributions paid to noncontrolling interest	(4,621,340)	—
Member distributions paid	(32,136,300)	(5,509,080)
Net Cash Used in Financing Activities	(30,125,065)	(25,294,043)

Net Increase (Decrease) in Cash	(14,830,950)	16,497,737

Cash - Beginning of Period	27,209,010	1,158,774

Cash - End of Period	$12,378,060	$17,656,511

Supplemental Cash Flow Information
Cash paid during the period for:
Interest expense	$361,602	$1,246,746

Supplemental Disclosure of Non-Cash Investing, Operating and Financing Activities
Conversion of subsidiary subordinated convertible notes to subsidiary Class A units	$—	$3,936,000
Cancellation of accrued distribution to noncontrolling interest	$—	$84,807
Capital expenditures and construction in process included in accounts payable	$109,922	$—

Notes to Condensed Consolidated Unaudited Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES
Notes to Condensed Consolidated Unaudited Financial Statements
July 31, 2015

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated unaudited balance sheet as of July 31, 2015 is derived from audited consolidated financial statements. The interim condensed consolidated unaudited financial statements of the Company reflect all adjustments consisting only of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of financial position and results of operations and cash flows. The results for the three and nine month periods ended July 31, 2015 are not necessarily indicative of the results that may be expected for a full fiscal year. Certain information and note disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") are condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"), although the Company believes that the disclosures made are adequate to make the information not misleading. These condensed consolidated unaudited financial statements should be read in conjunction with the Company's consolidated audited financial statements and notes thereto included in its annual report for the year ended October 31, 2014 filed on Form 10-K with the SEC.

Nature of Business

Granite Falls Energy, LLC ("GFE" or the "Company") is a Minnesota limited liability company currently producing fuel-grade ethanol, distillers' grains with solubles, and crude corn oil near Granite Falls, Minnesota and sells these products, pursuant to marketing agreements, throughout the continental United States and on the international market. GFE's plant has an approximate annual production capacity of 60 million gallons, but is currently permitted to produce up to 70 million gallons of undenatured ethanol on a twelve month rolling sum basis.

Heron Lake BioEnergy, LLC ("HLBE") is a Minnesota limited liability company currently producing fuel-grade ethanol, distillers' grains with solubles, and crude corn oil near Heron Lake, Minnesota and sells these products, pursuant to marketing agreements, throughout the continental United States. HLBE's plant has an approximate nameplate production capacity of 50 million gallons. On July 10, 2015, the Minnesota Pollution Control Agency approved a major amendment to the Company's air emission permit which increased its permitted production capacity from 59.9 million gallons to approximately 72.3 million gallons of undenatured ethanol on a twelve month rolling sum basis. Additionally, HLBE, through a majority owned subsidiary, operates a natural gas pipeline that provides natural gas to HLBE's ethanol production facility and other customers.

Principles of Consolidation

The accompanying condensed consolidated unaudited financial statements consolidate the operating results and financial position of GFE, and its 50.6% owned subsidiary, HLBE (through GFE's 100% ownership of Project Viking, LLC). Given the Company’s control over the operations of HLBE and its majority voting, interest, the Company consolidates the condensed consolidated unaudited financial statements of HLBE with GFE's condensed consolidated unaudited financial statements. The remaining 49.4% ownership of HLBE is included in the condensed consolidated unaudited financial statements as a non-controlling interest. HLBE, through its wholly owned subsidiary, HLBE Pipeline Company, LLC, owns 73% of Agrinatural Gas, LLC ("Agrinatural"). Given HLBE’s control over the operations of Agrinatural and its majority voting interest, HLBE consolidates the financial statements of Agrinatural with its consolidated unaudited financial statements, with the equity and earnings attributed to the remaining 27% noncontrolling interest. All intercompany balances and transactions are eliminated in consolidation.

Accounting Estimates

Management uses estimates and assumptions in preparing these condensed consolidated unaudited financial statements in accordance with generally accepted accounting principles in the United States of America. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. The Company uses estimates and assumptions in accounting for the following significant matters, among others: economic lives of property, plant, and equipment, valuation of commodity derivatives, inventory, and inventory purchase and sale commitments, and the assumptions used in the impairment analysis of long-lived assets and goodwill. Actual results may differ from previously estimated amounts, and such differences may be material to our condensed consolidated unaudited financial statements. The Company periodically reviews estimates and assumptions, and the effects of revisions are reflected in the period in which the revision is made.

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES
Notes to Condensed Consolidated Unaudited Financial Statements
July 31, 2015

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

Additionally, the Company is required to evaluate its contracts to determine whether the contracts are derivatives. Certain contracts that literally meet the definition of a derivative may be exempted as “normal purchases or normal sales”. Normal purchases and normal sales are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business. Contracts that meet the requirements of normal purchases or sales are documented as normal and exempted from accounting and reporting requirements, and therefore, are not marked to market in our condensed consolidated unaudited financial statements.

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
Notes to Condensed Consolidated Unaudited Financial Statements
July 31, 2015

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

3. INVENTORY

Inventories consist of the following:

	July 31, 2015	October 31, 2014
	(Unaudited)
Raw materials	$3,413,954	$4,867,269
Spare parts	2,809,249	2,449,995
Work in process	1,404,669	1,459,253
Finished goods	5,049,784	1,948,627
Totals	$12,677,656	$10,725,144

The Company performs a lower of cost or market analysis on inventory to determine if the market values of certain inventories are less than their carrying value, which is attributable primarily to decreases in market prices of corn and ethanol.

4. DERIVATIVE INSTRUMENTS

As of July 31, 2015, the total notional amount of the Company's outstanding corn derivative instruments was approximately 5,455,000 bushels, comprised of 880,000 and 4,575,000 bushel equivalent positions held by GFE and HLBE, respectively, that were entered into to hedge forecasted corn purchases through December 2016. There may be offsetting positions that are not shown on a net basis that could lower the notional amount of positions outstanding as disclosed above.

The following tables provide details regarding the Company's derivative instruments at July 31, 2015, none of which were designated as hedging instruments:

	Balance Sheet location	Assets	Liabilities
Corn contracts - GFE	Commodity derivative instruments	$74,750	$—
Corn contracts - HLBE	Commodity derivative instruments	1,072,650	—
Totals		$1,147,400	$—

In addition, at July 31, 2015, the Company maintained approximately $306,000 of restricted cash, comprised of approximately $145,000 held by GFE and $161,000 held by HLBE related to margin requirements for the Company’s commodity derivative instrument positions.

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

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES
Notes to Condensed Consolidated Unaudited Financial Statements
July 31, 2015

In addition, at October 31, 2014, the Company maintained approximately $492,000 of restricted cash, comprised of approximately $228,000 held by GFE and $264,000 held by HLBE related to margin requirements for the Company’s commodity derivative instrument positions.

The following tables provide details regarding the gains and losses from Company's derivative instruments in statements of operations, none of which are designated as hedging instruments:

		Three Months Ended July 31,		Nine Months Ended July 31,
	Statement of Operations location	2015	2014	2015	2014
Corn contracts	Cost of Goods Sold	$869,850	$(1,549,100)	$257,490	$53,453
Total Gain (Loss)		$869,850	$(1,549,100)	$257,490	$53,453

5. FAIR VALUE

The following table provides information on those derivative assets and liabilities measured at fair value on a recurring basis at July 31, 2015:

		Fair Value Measurement Using
Financial Assets:	Carrying Amount in Balance Sheet	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity Derivative Instruments	$1,147,400	$1,147,400	$—	$—

The following table provides information on those derivative liabilities measured at fair value on a recurring basis at October 31, 2014:

		Fair Value Measurement Using
Financial Assets:	Carrying Amount in Balance Sheet	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity Derivative Instruments	$1,295,738	$1,295,738	$—	$—

The Company determines the fair value of commodity derivative instruments by obtaining fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes and live trading levels from the Chicago Board of Trade market and New York Mercantile Exchange.

6.    DEBT FACILITIES

Debt financing consists of the following:

	July 31, 2015	October 31, 2014
Heron Lake BioEnergy:	(unaudited)
Revolving term loan to lending institution, see terms below	$4,367,110	$—
Assessments payable	2,119,486	2,292,913
Note payable to electrical company	162,500	218,750
Note payable to noncontrolling interest member of Agrinatural	300,000	300,000
Corn oil recovery system note payable	—	146,984
Total	6,949,096	2,958,647
Less amounts due on demand or within one year	710,383	846,235
Net long-term debt	$6,238,713	$2,112,412

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES
Notes to Condensed Consolidated Unaudited Financial Statements
July 31, 2015

Granite Falls Energy:

GFE has a revolving term loan facility, under which GFE could initially borrow, repay, and re-borrow in an amount up to $18,000,000. However, the amount available for borrowing under this facility reduces by $2,000,000 semi-annually, beginning September 1, 2014, with final payment due March 1, 2018. The amount available on this facility at July 31, 2015 was $14,000,000, and at October 31, 2014 was $16,000,000. The interest rate is based on the bank's "One Month LIBOR Index Rate," plus 3.05%. GFE had no outstanding balance on this loan on July 31, 2015 or October 31, 2014.

The Company's credit facility requires GFE to comply with certain financial covenants that require minimum debt service coverage and working capital requirements. As of July 31, 2015 and October 31, 2014, GFE was in compliance with these financial covenants and expects to be in compliance throughout fiscal 2015. The credit facility is secured by substantially all assets of the Company. There are no savings account balance collateral requirements as part of this credit facility.

At July 31, 2015, GFE also had letters of credit totaling approximately $289,000 with the bank as part of a credit requirement of Northern Natural Gas.

Heron Lake BioEnergy:

HLBE has a revolving term loan with a lender initially totaling $28,000,000. Under the terms of the credit facility, the revolving term loan commitment is scheduled to decline by $3,500,000 annually, starting March 1, 2015 and continues each anniversary thereafter until maturity. The amount available on this facility at July 31, 2015 was $24,500,000. Amounts borrowed by HLBE under the revolving term loan and repaid or prepaid may be re-borrowed at any time prior to the March 1, 2022 maturity date. Interest on the revolving term loan accrues at a variable rate equal to 3.25% above the One-Month London Interbank Offered Rate ("LIBOR") Index rate. HLBE may elect to enter into a fixed interest rate on this loan at various times throughout the term of the loan as provided in the loan agreements. HLBE also agreed to pay an unused commitment fee on the unused portion of the revolving term loan commitment at the rate of 0.50% per annum. The revolving term loan is subject to a prepayment fee for any prepayment on the term loan prior to July 1, 2016 due to refinancing. The credit facility contains customary covenants. The loan is secured by substantially all of HLBE's assets including a subsidiary guarantee. The outstanding balance on the revolving term loan totaled approximately $4,367,000 and $0 at July 31, 2015, and October 31, 2014, respectively. The interest rate on the revolving term loan was 3.44% and 3.41% at July 31, 2015, and October 31, 2014, respectively.

As part of the credit facility closing, HLBE entered into an Administrative Agency Agreement with CoBank, ACP ("CoBank"). CoBank purchased a participation interest in the AgStar loans and was appointed the administrative agent for the purpose of servicing the loans. As a result, CoBank will act as the agent for AgStar with respect to the credit facility.

In October 2003, HLBE entered into an industrial water supply development and distribution agreement with the City of Heron Lake, Jackson County, and Minnesota Soybean Processors. In consideration of this agreement, HLBE and Minnesota Soybean Processors are allocated equally the debt service on $735,000 in water revenue bonds that were issued by the City to support this project that mature in February 2019. The parties have agreed that, prior to the scheduled expiration of the agreement, they will negotiate in good faith to replace the agreement with a further agreement regarding the wells and related facilities. In May 2006, HLBE entered into an industrial water supply treatment agreement with the City of Heron Lake and Jackson County. Under this agreement, HLBE pays monthly installments over 24 months starting January 1, 2007 equal to one years' debt service on approximately $3.6 million in water revenue bonds, which will be returned to HLBE if any funds remain after final payment in full on the bonds and assuming HLBE complies with all payment obligations under the agreement. As of July 31, 2015 and October 31, 2014, there were a total of $2.1 million and $2.3 million, respectively, in outstanding water revenue bonds. HLBE classifies its obligations under these bonds as assessments payable. The interest rates on the bonds range from 0.50% to 8.73%.

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES
Notes to Condensed Consolidated Unaudited Financial Statements
July 31, 2015

Estimated annual maturities of debt at July 31, 2015 are as follows based on the most recent debt agreements:

2015	$710,383
2016	$404,169
2017	$336,341
2018	$322,803
2019	$318,253
After 2019	$4,857,147
Total debt	$6,949,096

7. LEASES

GFE leases equipment, primarily rail cars, under operating leases through 2017. Rent expense for these leases was approximately $596,000 and $1,800,000 for the three and nine months ended July 31, 2015, respectively, and approximately $558,000 and $1,647,000 for the three and nine months ended ended July 31, 2014, respectively.

HLBE leases equipment, primarily rail cars, under operating leases through 2017. Rent expense for these leases was approximately $525,000 and $1,572,000 for the three and nine months ended July 31, 2015, respectively, and approximately $503,000 and $1,327,000 for the three and nine months ended July 31, 2014, respectively.

8. MEMBERS' EQUITY

GFE has one class of membership units.   The units have no par value and have identical rights, obligations and privileges.  Income and losses are allocated to all members based upon their respective percentage of units held. As of July 31, 2015 and October 31, 2014, GFE had 30,606 membership units authorized, issued, and outstanding.

In December 2014, the Board of Governors of GFE declared a cash distribution of $1,050 per unit or approximately $32,136,000 for unit holders of record as of December 18, 2014. The distribution was paid on January 9, 2015.

In December 2014, the Board of Governors of HLBE declared a cash distribution of $0.12 per unit or approximately $9,352,000 for unit holders of record as of December 18, 2014, of which approximately $4,621,000 was made to the non-controlling interest members of HLBE. The distribution was paid on January 23, 2015.

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

On July 31, 2015, GFE had forward corn purchase commitments of 900,000 bushels of corn for delivery through September 2015.

On July 31, 2015, HLBE had cash and basis contracts for forward corn purchase commitments for approximately 5.9 million bushels for deliveries through May 2016.

Ethanol Contracts

At July 31, 2015, GFE had forward contracts to sell approximately $3,510,000 of ethanol for various delivery periods from August 2015 through September 2015 which approximates 25% of its anticipated ethanol sales during that period.

At July 31, 2015, HLBE had forward contracts to sell approximately $3,458,000 of ethanol for various delivery periods from August 2015 through September 2015 which approximates 25% of its anticipated ethanol sales during that period.

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES
Notes to Condensed Consolidated Unaudited Financial Statements
July 31, 2015

Distillers' Grain Contracts

At July 31, 2015, GFE had forward contracts to sell approximately $1,712,525 of distillers' grain for deliveries through September 2015 which approximates 39% of its anticipated distillers' grain sales during that period.

At July 31, 2015, HLBE had forward contracts to sell approximately $2,028,000 of distillers' grains for delivery through September 2015 which approximates 45% of its anticipated distillers' grain sales during that period.

Natural Gas

GFE pays Center Point Energy/Minnegasco a per unit fee to move the natural gas through its pipeline, and GFE has guaranteed to move a minimum of 1,500,000 MMBTUs annually through December 31, 2025, which is the ending date of the agreement. At July 31, 2015, GFE had no forward contracts to buy natural gas.

At July 31, 2015, HLBE has natural gas agreements with a minimum purchase commitment of approximately 1,600,000 MMBTU per year until April 2016. At July 31, 2015, HLBE had no forward contracts to buy natural gas.

Construction in Progress

On April 8, 2015, GFE executed a construction agreement with an unrelated contractor to construct an additional 750,000 bushel grain storage bin. The grain storage expansion project is expected to cost approximately $2.7 million and is expected to be completed during the first half of our 2016 fiscal year.

On July 31, 2015, HLBE placed a purchase order with an unrelated party for a new regenerative thermal oxidizer and made a down payment of approximately $375,000 to secure the order. The total commitment approximates $1.9 million and is expected to be completed during the latter part of fiscal year 2016.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three and nine months ended July 31, 2015, compared to the same periods of the prior fiscal year. This discussion should be read in conjunction with the condensed consolidated unaudited financial statements and related notes in Item 1 of this report and the information contained in the Company's annual report on Form 10-K for the fiscal year ended October 31, 2014.

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

Our production operations are carried out at our ethanol plant located in Granite Falls, Minnesota and at the ethanol plant operated by our majority owned subsidiary, Heron Lake BioEnergy, LLC ("Heron Lake BioEnergy" or "HLBE"), near Heron Lake, Minnesota. As of July 31, 2015, we control approximately 50.6% of HLBE's outstanding membership units through our wholly owned subsidiary, Project Viking, L.L.C.

The GFE ethanol plant has an approximate annual production capacity of 60 million gallons of denatured ethanol, but is currently permitted to produce up to 70 million gallons of undenatured ethanol on a twelve month rolling sum basis. The HLBE plant has an approximate annual production capacity of 60 million gallons of denatured ethanol. On July 10, 2015, the Minnesota Pollution Control Agency approved a major amendment to HLBE's air emission permit which increased its permitted production capacity from 59.9 million gallons to approximately 72.3 million gallons of undenatured fuel-grade ethanol on a twelve-month rolling sum basis. We intend to continue working toward increasing production to take advantage of the additional production allowed pursuant to our permits as long as we believe it is profitable to do so.

Several upscaling projects will be required to increase the HLBE plant's current production capacity and take full advantage of the additional production allowed under its amended air permit. One such project includes replacing HLBE's existing regenerative thermal oxidizer ("RTO"). We estimate that the total capital commitment for the new RTO will be approximately $1.9 million and HLBE has made down payment of approximately $375,000 to secure the equipment order. Once installed, the new RTO will improve emissions control and allow HLBE to continue to maintain applicable regulatory compliance. We expect completion of this project during the latter part of fiscal year 2016.

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

At our Granite Falls plant, we pay Center Point Energy/Minnegasco a per unit fee to move the natural gas through the pipeline, and we have guaranteed to move a minimum of 1,500,000 MMBTUs annually through December 31, 2025, which is the ending date of the agreement. We also have an agreement with U.S. Energy Services, Inc. to procure contracts with various natural gas vendors on our behalf to supply the natural gas necessary to operate the Granite Falls plant.

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

Additionally, we also realize relatively immaterial revenue from natural gas pipeline operations at HLBE's majority owned subsidiary, Agrinatural. The intercompany transactions between HLBE and Agrinatural resulting from the firm natural gas transportation agreement between the two companies are eliminated in consolidation. After intercompany eliminations, revenues from Agrinatural represent less than less than 1% of our consolidated revenues and have little to no impact on the overall performance of the Company. Therefore, our management does not separately review Agrinatural's operating performance information. Rather, management reviews Agrinatural's natural gas pipeline financial data on a consolidated basis with our ethanol production operations segment. Additionally, management believes that the presentation of separate operating performance information for Agrinatural's natural gas pipeline operations would not provide meaningful information to a reader of the Company’s condensed consolidated unaudited financial statements.

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

Our board of directors have approved management’s proposal of two projects at GFE's plant: (1) installation of a second rail loop which will expand GFE's rail capabilities by allowing us to stage an additional unit train at the GFE plant; and (2) construction of additional grain storage which will increase GFE’s corn storage capacity by approximately 750,000 bushels. The rail loop expansion project was commenced during the second fiscal quarter of 2015 and was completed during the third fiscal quarter of 2015.

The grain storage expansion project is expected to cost approximately $2.7 million. In connection with this project, GFE executed a construction agreement dated April 8, 2015 with Buresh Building Systems, Inc. to construct an additional grain bin. The grain storage expansion project commenced initial site work in August 2015 and is expected to be completed during the first half of our 2016 fiscal year.

HLBE's board of directors have approved management's proposal of a project to upgrade and replace the HLBE plant's existing regenerative thermal oxidizer ("RTO"). The total cost to purchase, ship and complete mechanical installation of the new RTO is estimated to be approximately $1.9 million and HLBE has made a down payment on the RTO equipment of approximately $375,000 to secure the order. Once installed, the new RTO will improve emissions control at the HLBE plant and allow HLBE to continue to maintain applicable regulatory compliance. Completion of the HLBE RTO project is expected during the latter part of fiscal year 2016.

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

On May 29, 2015, the EPA released a proposed rule containing 2014, 2015 and 2016 RFS RVOs. The comment period on the EPA's proposed numbers ended on July 27, 2015. It is unknown whether the EPA will adjust any of the proposed numbers based on public comment before issuing the final rule.

The following chart illustrates the minimum usage established by the RFS statute and the minimums established in the May 29, 2015 proposed rule:

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

Although proposed RVO numbers exceed historical production, they are well below the current ethanol supply and production capacity. If the proposal becomes final, the market price and demand for ethanol may decrease unless additional demand from discretionary or E85 blending develops. Beyond the federal mandates, there are limited markets for ethanol. Therefore, any decline in the market price and demand for ethanol resulting from the reduced RVOs could have a material adverse effect on our results of operations, cash flows and financial condition.

Environmental and Other Regulations

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

Pursuant to the award approval, HLBE and GFE are only authorized to generate RINs for each plant's non-grandfathered volumes if each plant can demonstrate that all ethanol produced at the plant during an averaging period (defined as the prior 365 days or the number of days since the date EPA efficient producer pathway approval) meets the 20% GHG reduction requirement. To make these demonstrations, HLBE and GFE must develop compliance plans and keep certain records as specified in the approvals. Additionally, the EPA approvals require that HLBE and GFE register with the EPA as a renewable fuel producer for the non-grandfathered volumes and satisfy the registration requirements, which include completing an engineering review by an independent engineer and a submitting the proposed compliance plans for approval.

As of the date of this report, the required engineering study and proposed compliance plan for each plant has been submitted to the EPA for review and approval. Although we believe GFE and HLBE will be able to satisfactorily complete the registration process, there is no guarantee that we will complete registration timely or at all, or, even if we do, that either plant will be able to maintain continuous compliance with the 20% reduction in GHG emissions requirement. If GFE or HLBE do not complete the required registration or maintain continuous compliance with the 20% reduction in GHG emissions requirement, we will not be able issue RINs for the non-grandfathered volumes of ethanol produced at the plants. As a result, we may be forced to rely on exports sales for these non-grandfathered volumes ethanol, which could adversely affect our operating margins, which, in turn could adversely affect our results of operations, cash flows and financial condition.

Other factors that may affect our future results of operation include those risks discussed below and in "Item 1A. Risk Factors" of this quarterly report on Form 10-Q and "Item 1. Business" and "Item 1A. Risk Factors" of our annual report on Form 10-K for the fiscal year ended October 31, 2014.
Results of Operations for the Three Months Ended July 31, 2015 and 2014

The following table shows summary information from the results of our operations and the approximate percentage of revenues, costs of goods sold, operating expenses and other items to total revenues in our condensed consolidated unaudited statements of operations for the three months ended July 31, 2015 and 2014.

	Three Months Ended		Three Months Ended
	July 31, 2015		July 31, 2014
	(Unaudited)
Income Statement Data	Amount	%	Amount	%
Revenues	$58,671,723	100.0%	$78,383,846	100.0%
Cost of Goods Sold	49,875,833	85.0%	62,339,972	79.5%
Gross Profit	8,795,890	15.0%	16,043,874	20.5%
Operating Expenses	1,301,446	2.2%	1,210,642	1.5%
Operating Income	7,494,444	12.8%	14,833,232	19.0%
Other Income (Expense), net	(182,243)	(0.3)%	1,199,244	1.5%
Net Income	7,312,201	12.5%	16,032,476	20.5%
Less: Net Income Attributable to Noncontrolling Interest	(1,871,438)	(3.2)%	(3,014,430)	(3.8)%
Net Income Attributable to Granite Falls Energy, LLC	$5,440,763	9.3%	$13,018,046	16.7%

Revenues

Approximately 99.7% of our revenues come from three primary sources: sales of fuel ethanol, distillers' grains and corn oil. The remaining approximately 0.3% miscellaneous other revenue is made up of incidental sales of corn syrup at HLBE's plant and revenues from natural gas pipeline operations at Agrinatural, net of intercompany eliminations.

The following table shows the sources of our consolidated revenue and the approximate percentage of revenues from those sources to total revenues in our condensed consolidated unaudited statements of operations for the three months ended July 31, 2015:

Revenue Sources	Amount	Percentage of Total Revenues
Ethanol sales	$44,401,961	75.7%
Distillers' grains sales	12,465,362	21.2%
Corn oil sales	1,629,144	2.8%
Corn syrup sales	100,957	0.2%
Agrinatural revenues (net of eliminations)	74,299	0.1%
Total Revenues	$58,671,723	100.0%

The following table shows the sources of our consolidated revenue and the approximate percentage of revenues from those sources to total revenues in our condensed consolidated unaudited statements of operations for the three months ended July 31, 2014:

Revenue Sources	Amount	Percentage of Total Revenues
Ethanol sales	$62,731,271	80.0%
Distillers' grains sales	13,418,578	17.1%
Corn oil sales	2,012,827	2.6%
Corn syrup sales	132,198	0.2%
Agrinatural revenues (net of eliminations)	88,974	0.1%
Total Revenues	$78,383,846	100.0%

Our total revenues decreased by 25.1% for the three months ended July 31, 2015 as compared to the three months ended July 31, 2014.  Management attributes this decrease in revenues due primarily to decreases in the average prices received for our ethanol and distillers' grains as the total volumes of ethanol and tons of distillers' grains sold remained relatively steady from period to period.

Ethanol

Total consolidated revenues from ethanol sales decreased by 29.2% for the three months ended July 31, 2015 as compared to the same period in 2014, due primarily to a 31.3% decrease in the average price received from period to period. This decrease was partially offset by an increase of 3.0% in the total number of gallons sold during the three months ended July 31, 2015 as compared to the three months ended July 31, 2014.

The fall off in ethanol prices is the result of various factors including but not limited to the demand for ethanol, the spread between ethanol and corn prices and overall gasoline prices and demand. Increased production and an overall decrease in ethanol exports resulted in an increase in domestic ethanol stocks, putting downward pressure on ethanol prices. Ethanol exports have somewhat rallied recently due mainly to lower domestic ethanol prices; however, exports may not continue at their current levels, especially if ethanol prices increase.

Ethanol prices were also depressed by lower gasoline and corn prices. Management anticipates that ethanol prices will continue to change in relation to changes in corn and energy prices. Further declines in corn and gasoline markets could have a significant negative impact on the market price of ethanol and our profitability particularly unless additional demand can be created in the domestic or foreign markets.

The EPA's reductions in the 2014, 2015 and 2016 RVOs announced in the proposed rules released in late May 2015 also had a negative effect on ethanol prices during three months ended July 31, 2015. If finalized as proposed, the rule's reductions in the 2014, 2015, and 2016 RFS RVOs may further reduce demand unless additional demand from discretionary blending develops. Consequently, there could be a negative impact on market prices which could have a material adverse effect on our results of operations, cash flows and financial condition.

Distillers' Grains

Total revenue from the sales of distillers' grains decreased by 7.1% during the three months ended July 31, 2015 compared to the same period of 2014. The decline in distillers' grains revenues is primarily attributable to an 5.3% decrease from period to period in the average price received for distillers' grains for both plants. The effect of the decrease in average distillers' grains price was further enhanced by a 1.9% decrease in the aggregate tons of distillers' grains sold during the three months ended July 31, 2015 as compared to the same period in 2014. This decrease in tons sold is due to a 7.5% decrease in the volume of distillers' grains sold at the GFE plant which was partially mitigated by a 4.1% increase in distillers' grains sales at the HLBE plant. The decrease in distillers' grains sales at the GFE plant during the third fiscal quarter of 2015 was primarily attributable to decrease from period to period in the amount of modified wet distillers grains produced at the GFE plant, which resulted in fewer tons sold at the GFE plant.

The market price of our dried distillers' grains generally tracks changes in the price of corn, as market prices for distillers' grains tend to move directionally with the prices of other livestock feed products. Management attributes the decline in the market price of distillers' grains from period to period to a weaker domestic demand due to significantly lower corn prices and domestic livestock feeders switching to other lower priced protein alternatives. In addition, the Chinese market has diminished in recent months. Management anticipates that distillers’ grains prices will remain lower and continue to track corn prices. If we experience further declines in the domestic distillers' grains market or if the Chinese export market stalls further, distillers' grains prices could decrease further.

Corn Oil

Total corn oil sales decreased by 19.1% for the three months ended July 31, 2015 compared to the same period of 2014, declining by 21.0% and 16.7% at the Granite Falls plant and Heron Lake plant, respectively. The decrease was due an 21.4% decrease in the average price per pound received by the plants for corn oil coupled with a 3.0% aggregate decrease in pounds of corn oil sold from period to period. Management attributes the lower volumes of corn oil sold to lower oil extraction rates per bushel of corn.

Corn oil prices have been impacted by oversupply and lower soybean oil prices, a product that typically competes with corn oil, particularly for biodiesel production. Biodiesel production is a major source of corn oil demand. Management attributes the diminished demand for corn oil from the biodiesel industry due to reduced production by biodiesel plants resulting from the expiration of the biodiesel blenders' tax credit. While the EPA's renewable volume obligation for biodiesel was more favorable than some expected, the lack of the blenders' tax credit has continued to negatively impact biodiesel production. In addition, Management anticipates continued lower corn oil prices unless additional demand can be created.

Cost of Goods Sold

Our costs of goods sold include, among other things, the cost of corn and natural gas (which are the two largest single components of costs of goods sold), as well as processing ingredients, electricity, and wages, salaries and benefits of production personnel.

The following table shows the costs of corn and natural gas and the approximate percentage of costs of those components to total costs of goods sold in our condensed consolidated unaudited statements of operations for the three months ended July 31, 2015:

	Amount	Percentage of Cost of Goods Sold
Corn costs	$37,698,066	75.6%
Natural gas costs	3,531,521	7.1%
All other components of costs of goods sold	8,646,246	17.3%
Total Cost of Goods Sold	$49,875,833	100.0%

The following table shows the costs of corn and natural gas and the approximate percentage of costs of those components to total costs of goods sold in our condensed consolidated unaudited statements of operations for the three months ended July 31, 2014:

	Amount	Percentage of Cost of Goods Sold
Corn costs	$58,591,951	94.0%
Natural gas costs	4,011,223	6.4%
All other components of costs of goods sold	(263,202)	(0.4)%
Total Cost of Goods Sold	$62,339,972	100.0%

Our costs of goods sold decreased 20.0% for the three month period ended July 31, 2015 compared the same period of 2014. A significant decrease in corn costs, as well as decreases in natural gas costs at the HLBE plant, resulted in the decline in cost of goods sold in the quarter ended July 31, 2015, as compared to the same quarter of 2014. However, cost of goods sold as a percentage of revenues increased for the three month period ended July 31, 2015 compared the same period of 2014 due to the narrowing of the margin between the price of ethanol and the price of corn.

Corn

Corn costs decreased 35.7% for the quarter ended July 31, 2015 as compared to the same period of 2014, as our average price paid per bushel of corn, net of hedging activity, decreased by 22.6% from period to period. However, corn cost comprised a larger portion of our cost of goods sold from period to period representing 75.6% and 94.0% of our cost of goods sold for the quarters ended July 31, 2015 and 2014, respectively.

The decrease in corn costs was primarily due to significantly lower corn prices as the total volume of corn we processed increased by 2.4% for the three months ended July 31, 2015 as compared to the same period of fiscal year 2014. The increase in corn processed was due to higher production at the HLBE plant in the current period compared to the prior period. The decrease in corn prices was primarily driven by the strong corn harvest in the fall of 2013 and 2014 resulting in a significant increase in the supply of corn available to the market, as well as relatively large anticipated corn crop in 2015 and stable corn demand. Management expects there to be an adequate corn supply available in our area to operate the ethanol plant. Corn prices may also be affected by weather, world supply and demand, current and anticipated stocks, and other factors. If corn prices were to increase as a result of such volatility, our ability to generate income may be negatively impacted due to the higher cost of operating our plant.

Natural Gas

For the three month period ended July 31, 2015, we experienced a decrease of 12.0% in our overall natural gas costs compared to the same period of 2014. This decrease is due primarily to lower natural gas costs at the HLBE plant during the current period, which were 32.2% lower than the prior period, offsetting 16.0% increase in natural gas costs at the GFE plant from period to period. Additionally, natural gas costs comprised a slightly smaller portion of our cost of goods sold from period to period decreasing to 7.1% from 6.4% for the quarters ended July 31, 2015 and 2014, respectively. Management anticipates that natural gas prices will continue to hold steady, unless there are major supply disruptions due to production problems or catastrophic weather events, as natural gas production has replenished stock shortages from last year and is currently exceeding demand.

Hedging and Volatility of Purchases

Realized and unrealized gains related to our corn derivative instruments totaled approximately $870,000 for the three months ended July 31, 2015, which decreased our cost of goods sold. By comparison, we had losses of approximately $1.5 million for the three months ended July 31, 2014 related to our corn derivative instruments, which increased our cost of goods sold. We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn in cost of goods sold as the changes occur.  As corn prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance. We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.

Operating Expenses

Operating expenses include wages, salaries and benefits of administrative employees at the plant, insurance, professional fees and similar costs. Our operating expenses increased by 7.5% for the three months ended July 31, 2015 compared to the same period ended 2014. Despite the increase from period to period, operating expenses, as a percentage of total revenues, only increased slightly to 2.2% for the three months ended July 31, 2015, as compared to 1.5% for three months ended July 31, 2014. Although we are focused on increasing operating efficiencies, these expenses generally do not vary with the level of production at the plant. We expect that going forward our operating expenses will remain relatively steady.

Operating Income

We had income from operations of approximately $7.5 million for the three months ended July 31, 2015, compared to income from operations of approximately $14.8 million for the three months ended July 31, 2014. This decrease in our operating income is primarily due to decreased operating margins due to lower average prices received for our products.

Other Expense, Net

Our other expense, net, for the three months ended July 31, 2015 was approximately $182,000, compared to a net expense of approximately $1,200,000 for the three months ended July 31, 2014. Other expense, net consists primarily of interest expense on our credit facilities. Interest expense for the three months ended July 31, 2015 was approximately $182,000 compared to approximately $36,000 the same period of 2014, reflecting the increase in borrowings on HLBE's credit facilities for the three months ended July 31, 2015.

Results of Operations for the Nine Months Ended July 31, 2015 and 2014

The following table shows summary information from the results of our operations and the approximate percentage of revenues, costs of goods sold, operating expenses and other items to total revenues in our condensed consolidated unaudited statements of operations for the nine months ended July 31, 2015 and 2014.

	Nine Months Ended		Nine Months Ended
	July 31, 2015		July 31, 2014
	(Unaudited)		(Unaudited)
Income Statement Data	Amount	%	Amount	%
Revenues	$176,431,334	100.0%	$237,171,684	100.0%
Cost of Goods Sold	156,462,251	88.7%	188,495,101	79.5%
Gross Profit	19,969,083	11.3%	48,676,583	20.5%
Operating Expenses	4,096,079	2.3%	3,886,020	1.6%
Operating Income	15,873,004	9.0%	44,790,563	18.9%
Other Income (Expense), net	(314,936)	(0.2)%	906,101	0.4%
Net Income	15,558,068	8.8%	45,696,664	19.3%
Less: Net Income Attributable to Noncontrolling Interest	(3,170,575)	(1.8)%	(8,423,326)	(3.6)%
Net Income Attributable to Granite Falls Energy, LLC	$12,387,493	7.0%	$37,273,338	15.7%

Revenues

Approximately 99.4% of our revenues come from three primary sources: sales of fuel ethanol, distillers' grains and corn oil. The remaining approximately 0.6% miscellaneous other revenue is made up of sales of corn syrup at HLBE's plant and revenues from natural gas pipeline operations at Agrinatural, net of intercompany eliminations.

The following table shows the sources of our consolidated revenue and the approximate percentage of revenues from those sources to total revenues in our condensed consolidated unaudited statements of operations for the nine months ended July 31, 2015:

Revenue Sources	Amount	Percentage of Total Revenues
Ethanol sales	$137,554,914	78.0%
Distillers' grains sales	33,386,540	18.9%
Corn oil sales	4,412,177	2.5%
Corn syrup sales	366,374	0.2%
Agrinatural revenues (net of eliminations)	711,329	0.4%
Total Revenues	$176,431,334	100.0%

The following table shows the sources of our consolidated revenue and the approximate percentage of revenues from those sources to total revenues in our condensed consolidated unaudited statements of operations for the nine months ended July 31, 2014:

Revenue Sources	Amount	Percentage of Total Revenues
Ethanol sales	$187,438,632	79.1%
Distillers' grains sales	43,223,907	18.2%
Corn oil sales	5,437,976	2.3%
Corn syrup sales	481,750	0.2%
Agrinatural revenues (net of eliminations)	589,419	0.2%
Total Revenues	$237,171,684	100.0%

Our total revenues decreased by 25.6% for the nine months ended July 31, 2015 as compared to the nine months ended July 31, 2014.  Management attributes this decrease in revenues primarily to decreases in the average prices received for our ethanol and distillers' grains.

Ethanol

Total consolidated revenues from ethanol sales decreased by 26.6% for the nine months ended July 31, 2015 as compared to the same period in 2014, due primarily to a 27.1% decrease in the average price received from period to period. We experienced unusually high ethanol prices during the first nine months of 2014 than the same period of 2015 due to rail logistics issues that plagued much of the ethanol industry during much of 2014, restricting the supply of ethanol in the market and resulting in higher ethanol prices as compared to the same period of 2015.

Distillers' Grains

Total revenue from the sales of distillers' grains decreased by 22.8% during the nine months ended July 31, 2015 compared to the same period of 2014. The decline in distillers' grains revenues is primarily attributable to a 23.2% decrease from period to period in the average price received for distillers' grains. Management attributes these lower distillers' grains prices to decreasing corn prices and increasing corn availability. Although volumes of modified wet distillers' grains Total volumes of distillers' grains sold was relatively unchanged from period to period, with only a marginal increase of 0.5% for the nine months ended July 31, 2015 compared to the same period of 2014.

Corn Oil

Total corn oil sales decreased by 18.9% for the nine months ended July 31, 2015 compared to the same period of 2014. The decrease was due a 16.1% decrease in the price per pound received by the plants for corn oil coupled with a 3.3% decrease in aggregate pounds of corn oil sold from period to period. The decrease in volume sold is largely attributable to lower oil yield rates per bushel of corn. Management attributes the lower corn oil prices to decreasing biodiesel production and oversupply in the corn oil market.

Cost of Goods Sold

Our costs of goods sold include, among other things, the cost of corn and natural gas (which are the two largest single components of costs of goods sold), as well as processing ingredients, electricity, and wages, salaries and benefits of production personnel.

The following table shows the costs of corn and natural gas and the approximate percentage of costs of those components to total costs of goods sold in our condensed consolidated unaudited statements of operations for the nine months ended July 31, 2015:

	Amount	Percentage of Cost of Goods Sold
Corn costs	$117,370,414	75.0%
Natural gas costs	11,333,963	7.3%
All other components of costs of goods sold	27,757,874	17.7%
Total Cost of Goods Sold	$156,462,251	100.0%

The following table shows the costs of corn and natural gas and the approximate percentage of costs of those components to total costs of goods sold in our condensed consolidated unaudited statements of operations for the nine months ended July 31, 2014:

	Amount	Percentage of Cost of Goods Sold
Corn costs	$150,272,570	79.7%
Natural gas costs	17,248,051	9.2%
All other components of costs of goods sold	20,974,480	11.1%
Total Cost of Goods Sold	$188,495,101	100.0%

Our costs of goods sold decreased 17.0% for the nine month period ended July 31, 2015 compared the same period of 2014. The decrease in corn costs and natural gas costs resulted in the decline in cost of goods sold for the nine months ended July 31, 2015, as compared to the same quarter of 2014. However, cost of goods sold as a percentage of revenues increased for the nine month period ended July 31, 2015 compared the same period of 2014 due to the narrowing of the margin between the price of ethanol and the price of corn.

Corn

Although the aggregate volume of corn we processed was up 2.1% for the nine months ended July 31, 2015 as compared to the same period of 2014, the average price paid per bushel of corn, net of hedging activity, for both plants decreased by 17.5% from period to period resulting in 21.9% lower total corn costs for the nine months ended July 31, 2015. The decrease in corn prices was primarily driven by the strong corn harvest in the fall of 2014, resulting in a significant increase in the supply of corn available to the market.

Natural Gas

For the nine month period ended July 31, 2015, we experienced a decrease of 34.3% in our overall natural gas costs compared to the same period of 2014. Additionally, natural gas costs comprised a slightly smaller portion of our cost of goods sold from period to period decreasing to 7.3% from 9.2% for the nine months ended July 31, 2015 and 2014, respectively. The decrease in natural gas costs was primarily due both lower natural gas prices and warmer temperatures for much of the nine months ended July 31, 2015 as compared to higher natural gas prices and bitter cold experienced throughout the nine months ended July 31, 2014.

Hedging and Volatility of Purchases

Realized and unrealized gains related to our corn derivative instruments totaled approximately $257,000 and $53,000 for the nine months ended July 31, 2015 and July 31, 2014, respectively, which decreased our cost of goods sold. We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn in cost of goods sold as the changes occur.  As corn prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance. We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.

Operating Expenses

Our operating expenses increased by 5.4% for the nine months ended July 31, 2015 compared to the same period ended 2014. Despite the increase from period to period, operating expenses, as a percentage of total revenues, only increased slightly to 2.3% for the nine months ended July 31, 2015, as compared to 1.6% for nine months ended July 31, 2014.

Operating Income

We had income from operations of approximately $15.9 million for the nine months ended July 31, 2015, compared to income from operations of approximately $44.8 million for the nine months ended July 31, 2014. This decrease in our operating income is primarily due to decreased operating margins due to lower average prices received for our products.

Other Expense, Net

Our expense, net for the nine months ended July 31, 2015 was approximately $315,000, compared to other income of approximately $910,000 for the nine months ended July 31, 2014. Other expense, net consists primarily of interest expense. Interest expense consists primarily of interest payments on HLBE's credit facilities. Interest expense was down 28.9% for the nine months ended July 31, 2015 compared to the same period of 2014 due to significantly reduced borrowings on HLBE's credit facilities.

Changes in Financial Condition for the Nine Months Ended July 31, 2015

The following table highlights our financial condition at July 31, 2015 and October 31, 2014:

	July 31, 2015	October 31, 2014
	(Unaudited)
Current Assets	$31,848,036	$49,402,165
Total Assets	$119,667,711	$139,662,533
Current Liabilities	$8,658,336	$11,579,888
Long-Term Debt	$6,238,713	$2,112,412
Members' Equity Attributable to Granite Falls Energy, LLC	$83,403,351	$103,152,157
Non-controlling Interest	$21,367,311	$22,818,076

Total assets were approximately $119.7 million at July 31, 2015, a 14.3% decrease from our total assets at October 31, 2014. The decrease in our total assets is primarily due to a 35.5% decrease in total current assets at July 31, 2015 compared to October 31, 2014. The change in our current assets is due to significant decreases in cash on hand during the nine months ended July 31, 2015. At July 31, 2015, our cash on hand was approximately $12.4 million, which was approximately $14.8 million less than cash on hand at October 31, 2014, due to decreased profitability during the period and payment of distributions to members in January 2015. In addition, also contributing to the reduction in our current assets at July 31, 2015 was a decrease of $4.4 million in accounts receivable. Our trade accounts receivable decreased due to primarily to timing of shipments. Partially offsetting these decreases was an increase of approximately $2.0 million in inventory at July 31, 2015 compared to October 31, 2014.

Total current liabilities totaled approximately $8.7 million at July 31, 2015, a decrease of approximately $2.9 million from October 31, 2014. This decrease was mainly due to a decrease of approximately $4.8 million in our accounts payable and a decrease of $584,000 in corn payable to FCE at July 31, 2015 as compared to October 31, 2014. The decrease in our accounts payable and corn payable to FCE is due primarily to lower corn prices during the quarter which reduced the amount of our corn payable at July 31, 2015. Offsetting the decrease in accounts payable was a increase of $2.6 million in checks drawn in excess of bank balance at July 31, 2015 compared to October 31, 2014. Our outstanding checks in excess of our bank balance represents any checks that we have issued which have not yet been cashed which exceed the cash we have in our bank account. Checks that we issue are paid from our revolving lines of credit and any cash that we generate is used to pay down our lines of credit with our primary lender.

Our long-term debt increased approximately $4.1 million at July 31, 2015 compared to October 31, 2014. The increase is due to increased borrowings by HLBE on its AgStar debt facilities to finance a portion of distributions made to HLBE unit holders in January 2015 and an additional $3.5 million in intercompany loans to Agrinatural.

Members’ equity attributable to Granite Falls Energy, LLC at July 31, 2015 compared to October 31, 2014 decreased by $19.7 million. The decrease was related to the distribution to our members of approximately $32.1 million during January 2015 and a distribution to the non-controlling interest members of HLBE of approximately $4.6 million during January 2015. This decrease in members' equity was offset by net income attributable to Granite Falls Energy, LLC of approximately $12.4 million for the nine months ended July 31, 2015.

Noncontrolling interest totaled approximately $21.4 million at July 31, 2015.  This is directly related to recognition of the 49.4% noncontrolling interest in HLBE at July 31, 2015 and net income attributable to the noncontrolling interest during the nine months ended July 31, 2015.

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

Cash Flows

The following table shows our cash flows for the nine months ended July 31, 2015 and 2014:

	Nine Months Ended
	July 31,
	2015 (unaudited)	2014 (unaudited)
Net cash provided by operating activities	$19,922,119	$45,847,729
Net cash used in investing activities	$(4,628,004)	$(4,055,949)
Net cash used in financing activities	$(30,125,065)	$(25,294,043)

Operating Cash Flows

Our cash flows from operations were approximately $25.9 million lower for the nine months ended July 31, 2015 compared to the nine months ended July 31, 2014 due to a decrease in our net income along with increases in both inventory and accounts payable which was partially offset an decrease in accounts receivable.

Investing Cash Flows

Cash used in investing activities was approximately $4.6 million for the nine months ended July 31, 2015, a 14.1% increase compared to cash used in investing activities for the nine months ended July 31, 2014. This increase is due primarily to an approximately $572,000 increase in capital expenditures the nine months ended July 31, 2015. During the nine months ended July 31, 2015, we used cash at the HLBE plant to purchase a condenser and sieve beads to remediate the system pressure fluctuations HLBE experienced during the first fiscal quarter and make a down payment on the RTO replacement equipment. During the nine months ended July 31, 2015, we used cash at the GFE plant to for our grain bin storage expansion and rail loop projects.

Financing Cash Flows

Cash used in financing activities was approximately $30.1 million for the nine months ended July 31, 2015, consisting primarily of payments of $32.1 million in distributions to members, $4.6 million in distributions by HLBE to its unit holders other than GFE, and payment of $7.6 million on our long term debt. These payments were partially offset by $11.5 million in proceeds from long term debt. During the same period of 2014, we made payments of $5.5 million in distributions to members, $19.6 million on our long term debt and $207,000 on HLBE's subordinated convertible notes.

Indebtedness

Granite Falls Energy

We have a credit facility with United FCS consisting of a long-term revolving term loan. Our credit facility with United FCS is secured by substantially all our assets. There are no savings account balance collateral requirements as part of this credit facility. CoBank serves as administrative agent for this credit facility.

The Company's credit facility with United FCS is subject to numerous covenants requiring us to maintain various financial ratios. As of July 31, 2015, we were in compliance with these financial covenants and expect to be in compliance throughout fiscal 2015.

Under the Company's long-term revolving term loan, we could initially borrow, repay, and re-borrow up to $18.0 million. However, the amount available for borrowing under this facility reduces by $2.0 million every six months, beginning September 1, 2014, with the final reduction on March 1, 2018. Therefore, at July 31, 2015, the amount we may borrow under this facility was $14.0 million. The amount available under this facility was further reduced at September 1, 2015 to $12.0 million in accordance with the loan terms. The interest rate for this facility is based on the bank's "One Month LIBOR Index Rate" plus 3.05%. The facility is available through March 31, 2018. As of July 31, 2015 and October 31, 2014, there was no outstanding balance on the revolving term loan.

At July 31, 2015, we had letters of credit totaling approximately $289,000 with United FCS as part of a credit requirement of Northern Natural Gas.

Heron Lake BioEnergy

AgStar Revolving Term Note

HLBE has a credit facility with AgStar Financial Services, FCLA ("AgStar") which consists of a revolving term loan with a maturity date of March 1, 2022.  The credit facility is secured by all of HLBE's real property, equipment and other assets.  CoBank serves as administrative agent for this credit facility.

The HLBE credit facility is subject to numerous covenants requiring HLBE to maintain various financial ratios. As of July 31, 2015, HLBE was in compliance with these financial covenants and management expects HLBE will continue to be in compliance throughout fiscal 2015.

Under the AgStar revolving term note, HLBE may borrow, repay, and re-borrow up to $28.0 million.  However, the maximum principal amount of this loan decreases by $3.5 million annually starting on March 1, 2015 and continuing each anniversary thereafter until maturity.  Therefore, the amount available under this facility was reduced to $24.5 million on March 1, 2015.

Interest on this loan accrues at 3.25% above the One-Month London Interbank Offered Rate (LIBOR) Index rate.  HLBE may elect to enter into a fixed interest rate on this loan at various times throughout the term of the loan as provided in the loan agreements.  The revolving term loan is subject to an annual fee of 0.5% of the unused portion of this loan.  The revolving term loan is also subject to a prepayment fee for any prepayment on the loan prior to July 1, 2016 due to refinancing. At July 31, 2015, HLBE had approximately $4.4 million outstanding on the loan with an additional $15.0 million available to be drawn. The interest rate at July 31, 2015 and October 31, 2014 was 3.44% and 3.41% per year, respectively.

Other HLBE Credit Arrangements

In addition to HLBE's primary credit arrangement with AgStar, HLBE has other material credit arrangements and debt obligations.

In October 2003, HLBE entered into an industrial water supply development and distribution agreement with the City of Heron Lake, Jackson County, and Minnesota Soybean Processors. In consideration of this agreement, HLBE and Minnesota Soybean Processors are allocated equally the debt service on $735,000 in water revenue bonds that were issued by the City to support this project that mature in February 2019. The parties have agreed that, prior to the scheduled expiration of the agreement, they will negotiate in good faith to replace the agreement with a further agreement regarding the wells and related facilities. In May 2006, HLBE entered into an industrial water supply treatment agreement with the City of Heron Lake and Jackson County. Under this agreement, HLBE pays monthly installments over 24 months starting January 1, 2007 equal to one years' debt service on approximately $3.6 million in water revenue bonds, which will be returned to HLBE if any funds remain after final payment in full on the bonds and assuming HLBE complies with all payment obligations under the agreement. There was a total of $2.1 million and $2.3 million in outstanding water revenue bonds at July 31, 2015 and October 31, 2014, respectively. HLBE classifies its obligations under these bonds as assessments payable. The interest rates on the bonds range from 0.50% to 8.73%.

To fund the purchase of the distribution system and substation for the plant, HLBE entered into a loan agreement with Federated Rural Electric Association pursuant to which HLBE borrowed $600,000 by a secured promissory note. Under the note HLBE is required to make monthly payments to Federated Rural Electric Association of $6,250 consisting of principal and an annual fee of 1% beginning on October 10, 2009. In exchange for this loan, Federated Rural Electric Association was granted a security interest in the distribution system and substation for the plant. The balance of this loan was approximately $163,000 and $219,000 at July 31, 2015, and October 31, 2014, respectively.

HLBE financed its corn oil separation equipment from the equipment vendor. HLBE paid approximately $40,000 per month on this debt, conditioned upon revenue generated from the corn oil separation equipment, including implicit interest of 5.57%. This loan was set to mature in May 2015. HLBE paid the balance of this loan in full during the quarter ended April 30, 2015.

HLBE also has a note payable to the minority owner of Agrinatural Gas, LLC in the amount of $300,000 at July 31, 2015. Interest on the note is the One-Month LIBOR rate plus 4.0% and the note is due on demand.

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

The balance of this loan was approximately $2.9 million at July 31, 2015 and $3.05 million October 31, 2014.

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

The balance of this loan was approximately $3.4 million at July 31, 2015.

Critical Accounting Policies and Estimates

Management uses estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. We believe that of our significant accounting policies summarized in Note 1 to our condensed consolidated unaudited financial statements included with this Form 10-Q. At July 31, 2015, our critical accounting estimates continue to include those described in our annual report on Form 10-K for the fiscal year ended October 31, 2014. Management has not changed the method of calculating and using estimates and assumptions in preparing our condensed consolidated unaudited financial statements in accordance with generally accepted accounting principles in the United States of America.

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

As of July 31, 2015, GFE had no exposure to interest rate risk as we had no amounts outstanding on our credit facility with United FCS, PCA. Below is a sensitivity analysis we prepared regarding HLBE's income exposure to changes in interest rates for its credit facility with AgStar. The sensitivity analysis below shows the anticipated effect on our income from a 10% adverse change in interest rates for a one-year period.

Outstanding Variable Rate Debt at	Interest Rate at	Interest Rate Following 10% Adverse Change	Approximate Adverse Change to Income
July 31, 2015	July 31, 2015
$4,367,110	3.44%	3.78%	$15,000

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

A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the fair value of our corn and natural gas prices and average ethanol price as of July 31, 2015, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for both of the Granite Falls, Minnesota and Heron Lake, Minnesota plants for a one year period from July 31, 2015. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of	Approximate Adverse Change to Income
			July 31, 2015
Ethanol	121,988,000	Gallons	10%	$17,139,000
Corn	38,763,800	Bushels	10%	$12,802,000
Natural Gas	3,100,000	MMBTU	10%	$876,000

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

Our management, including our Chief Executive Officer and General Manager (the principal executive officer), Steve Christensen, along with our Chief Financial Officer (the principal financial officer), Stacie Schuler, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2015. Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Our management, including our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred during the quarter ended July 31, 2015 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

On May 29, 2015, the EPA released a proposed rule that would reduce the RFS2 levels for 2014, 2015, and 2016 to approximately 15.9 billion gallons, 16.3 billion gallons, and 17.4 billion gallons, respectively, and reduced the renewable volume obligations that can be satisfied by corn-based ethanol to 13.3 billion gallons, 13.4 billion gallons, and 14.0 billion gallons, respectively. While the EPA's May 2015 proposed RVO standards do increase over time, they also fall significantly short of statutory requirements and the reductions from the statutory volumes were greater than what many in the industry anticipated. Further, due to the lower price of gasoline, we do not anticipate that renewable fuels blenders will use additional gallons of ethanol beyond what is required by the RFS which may result in a significant decrease in ethanol demand. Unless additional demand is created through discretionary blending, this departure by the EPA from the statutory requirements. If the market price and demand for ethanol decreases as expected, we could experience a material negative impact on our operating performance and financial condition.

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
101
The following financial information from Granite Falls Ethanol, LLC's Quarterly Report on Form 10-Q for the quarter ended July 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Unaudited Financial Statements.**

* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANITE FALLS ENERGY, LLC

Date:	September 14, 2015	/s/ Steve Christensen
Steve Christensen
Chief Executive Officer

/s/ Stacie Schuler
Date:	September 14, 2015	Stacie Schuler
Chief Financial Officer