Form 10-K
period 2015-10-31
Granite Falls Energy, LLC
filed 2016-01-28
CIK 1181749

Use these links to rapidly review the document

FINANCIAL STATEMENTS
EXHIBIT INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended October 31, 2015

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
☐ Yes     ☒ No

The aggregate market value of the 20,037 membership units held by non-affiliates of the registrant (computed by reference to the most recent offering price of membership units) was $20,037,000 as of April 30, 2015. The membership units are not listed on an exchange or otherwise publicly traded. Additionally, the membership units are subject to significant restrictions on transfer under the registrant's operating and member control agreement. The value of the membership units for this purpose has been based solely upon the initial offering price of the membership units. In determining this value, the registrant has assumed that all of its governors, chief executive officer, chief financial officer and beneficial owners of 5% or more of its outstanding membership units are affiliates, but this assumption shall not apply to or be conclusive for any other purpose.
As of January 27, 2016, there were 30,606 membership units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant has incorporated by reference into Part III of this Annual Report on Form 10-K portions of its definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Annual Report (October 31, 2015). This proxy statement is referred to in this report as the 2016 Proxy Statement.

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

•
Ethanol may trade at a premium to gasoline at times, causing a disincentive for discretionary blending of ethanol beyond the requirements of the federal Renewable Fuel Standard ("RFS") and resulting in a negative impact on ethanol prices and demand;

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

PART I

When we use the terms "Granite Falls Energy", "we", "us", "our", the "Company", "GFE" or similar words in this Annual Report on Form 10-K, unless the context otherwise requires, we are referring to Granite Falls Energy, LLC and its wholly owned subsidiary, Project Viking, L.L.C., through which we hold a controlling interest in Heron Lake BioEnergy, LLC. When we use the terms "Heron Lake BioEnergy", "Heron Lake", or "HLBE" or similar words, unless the context otherwise requires, we are referring to Heron Lake BioEnergy, LLC and its subsidiary, HLBE Pipeline Company, LLC, through which HLBE holds a controlling interest in Agrinatural Gas, LLC.

ITEM 1.    BUSINESS

Overview

Granite Falls Energy, LLC is a Minnesota limited liability company formed on December 29, 2000. Our production operations are carried out at our ethanol plant located in Granite Falls, Minnesota and at the ethanol plant operated by our majority owned subsidiary, Heron Lake BioEnergy, LLC ("Heron Lake BioEnergy" or "HLBE"), near Heron Lake, Minnesota. As of January 27, 2016, we own approximately 50.6% of the outstanding membership units of HLBE. As a result of our majority ownership, we have the right to appoint five (5) of the nine (9) governors to HLBE's board of governors under its member control agreement.

The GFE plant has an annual production capacity of 60 million gallons of denatured ethanol, but is currently permitted to produce up to 70 million gallons of undenatured ethanol on a twelve month rolling sum basis. The HLBE plant has an approximate annual production capacity of 60 million gallons of denatured ethanol. On July 10, 2015, the Minnesota Pollution Control Agency approved a major amendment to HLBE's air emission permit which increased its permitted production capacity from 59.9 million gallons to approximately 72.3 million gallons of undenatured fuel-grade ethanol on a twelve-month rolling sum basis. We intend to continue working toward increasing production to take advantage of the additional production allowed pursuant to our permits as long as we believe it is profitable to do so.

Several upscaling projects will be required to increase the HLBE plant's current production capacity and take full advantage of the additional production allowed under our amended air permit. One such project includes replacing our existing regenerative thermal oxidizer ("RTO"). HLBE estimates that the total capital commitment for the new RTO will be approximately $1.9 million and have made down payment of approximately $375,000 to secure the equipment order. Once installed, the new RTO will improve emissions control and allow HLBE to continue to maintain applicable regulatory compliance. HLBE expects completion of this project during the latter part of fiscal year 2016.

HLBE owns a controlling 73% interest in Agrinatural Gas, LLC ("Agrinatural"), through its wholly owned subsidiary, HLBE Pipeline Company, LLC. The remaining 27% non-controlling interest is owned by Rural Energy Solutions, LLC ("RES"). Agrinatural is a natural gas pipeline company that was formed to construct, own, and operate the natural gas pipeline that provides natural gas to HLBE's ethanol production facility and other customers through a connection with the natural gas pipeline facilities of Northern Border Pipeline Company in Cottonwood County, Minnesota.

On December 18, 2014, our board of governors declared a distribution of $1,050 per membership unit for a total of approximately $32.1 million to be paid to members of record as of December 18, 2014. The distribution was paid on January 9, 2015.

Subsequent to the end of our 2015 fiscal year, on December 17, 2015, our board of governors declared a distribution of $315 per membership unit for a total of approximately $9.6 million to be paid to members of record as of December 17, 2015. The distribution was paid on January 25, 2016. Based on the covenants contained in our credit facilities, the foregoing distribution was approved by our lender prior to distribution.

On December 18, 2014, HLBE's board of governors declared a distribution of $0.12 per membership unit to a total of approximately $9.4 million to be paid to HLBE's members of record as of December 18, 2014. Based on our unit ownership in HLBE, GFE's share of the HLBE distribution was $4.7 million. The distribution was paid on January 19, 2015.

Subsequent to the end of HLBE's 2015 fiscal year, on December 17, 2015, its board of governors declared a distribution of $0.05 per membership unit for a total of approximately $3.9 million to be paid to members of record as of December 17, 2015. The distribution was paid on January 25, 2016. Based on the covenants contained in HLBE's AgStar credit facilities, the foregoing distribution was approved by its lender prior to distribution.

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

Principal Products

The principal products from ethanol production at our plant and HLBE's plant, and from which we derive nearly all our revenue, are fuel-grade ethanol, distillers' grains, and non-edible corn oil. In addition, HLBE's plant also has miscellaneous other revenue generated by sales of corn syrup, a by-product of the ethanol production process, and revenues from Agrinatural's natural gas pipeline operations. We did not introduce any new products or services as part of our ethanol production segment during our fiscal year ended October 31, 2015.

The table below shows the approximate percentage of our total revenue which is attributable to each of our principal products for each of the last three fiscal years.

	Fiscal Year 2015	Fiscal Year 2014	Fiscal Year 2013
Ethanol	78.0%	80.1%	77.2%
Distillers' Grains	18.7%	17.1%	19.7%
Corn Oil	2.7%	2.3%	2.9%
Misc. Other Revenue	0.6%	0.5%	0.2%

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

Ethanol produced in the United States is primarily used for blending with unleaded gasoline and other fuel products as an octane enhancer or fuel additive. Ethanol is most commonly sold as E10 (10% ethanol and 90% gasoline), which is the blend of ethanol approved by the EPA for use in all American automobiles. Increasingly, ethanol is also available as E85, a higher percentage ethanol blend (85% ethanol and 15% gasoline) approved by the EPA for use in flexible fuel vehicles.

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

Ethanol Markets

There are local, regional, national, and international markets for ethanol. Our products are primarily sold in the domestic market. The principal markets for our ethanol are petroleum terminals in the continental United States. The principal purchasers of ethanol are generally wholesale gasoline distributors or blenders.

We believe that local markets will be limited and must typically be evaluated on a case-by-case basis. Although local markets may be the easiest to service, they may be oversold because of the number of ethanol producers near our plant, which may depress the price of ethanol in those markets.

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

However, as domestic production of ethanol continues to expand, we anticipate increased international sales. Ethanol export demand, however, tends to fluctuate due to the relative strength of the U.S. dollar compared to foreign currencies and monetary and political policies in other nations. During our 2015 fiscal year, exports of ethanol produced in the U.S. with Canada as the leading importer, followed by Brazil, India, the Philippines, South Korea and the United Arab Emirates.

The markets in which our ethanol is sold will depend primarily upon the efforts of Eco-Energy, Inc. (“Eco-Energy”), which buys and markets our ethanol. We expect Eco-Energy to explore all markets for our ethanol, including export markets. However, due to high transportation costs, and the fact that we are not located near a major international shipping port, we expect a majority of our ethanol to continue to be marketed and sold domestically.

We transport our ethanol primarily by rail. In addition to rail, we service certain regional markets by truck from time to time. We believe that regional pricing tends to follow national pricing less the freight difference.

Over the past several years, there has been an increase in rail traffic congestion throughout the United States primarily due to the increase in cargo trains carrying shale oil from the North Dakota Bakkan oil fields. From time to time, this congestion has affected many ethanol plants' ability to ship ethanol on a timely basis and caused those plants to slow or suspend production. As of the date of this report, our plant has not experienced any material delays from the rail congestion problems. Delays in returning rail cars to our plants may affect our ability to operate our plants at full capacity due to ethanol storage capacity constraints.

Distillers' Grains Markets

We sell distillers' grains as animal feed for beef and dairy cattle, poultry, and hogs. Most of the distillers' grains that we sell are in the form of dried distillers' grains. Currently, the United States ethanol industry exports a significant amount of dried distiller grains. During our 2015 fiscal year, the largest importers of United States distiller grains were China, Mexico, South Korea, Vietnam and Canada. In June 2014, China announced that it would stop issuing import permits for United States distillers' grains due to the presence of a genetically modified trait that was not approved by China for import. This announcement was followed in July 2014 by a new certification requirement that distiller grains shipments to China were free of the genetically modified corn trait. As a result, distillers' grains exports to China decreased during the second half of 2014. However, in December 2014, China lifted the June 2014 ban and the Chinese export market rebounded in early 2015 only to diminish in recent months. Further, a new registration requirement for Chinese importers of distillers grains began on September 1, 2015 which may result in a decline in export demand for distillers grains and declines in the price of distillers' grains in the United States, which could impact our ability to profitably operate.

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

Ethanol Distribution

Eco-Energy is our ethanol marketer for both the Granite Falls plant and the HLBE plant. Pursuant to the agreements we have with Eco-Energy, it has agreed to market the entire ethanol output of our ethanol plants and to arrange for the transportation of ethanol. We pay Eco-Energy a fixed fee per gallon of ethanol sole in consideration of Eco-Energy's services.

Distillers' Grains Distribution

Since February 1, 2011, RPMG, Inc. (“RPMG”) has served as the distillers' grains marketer for our Granite Falls plant. Pursuant to this agreement, RPMG markets all the distillers' grains produced at our Granite Falls plant.

Gavilon Ingredients, LLC ("Gavilon") serves as the distillers' grains marketer for HLBE pursuant to an off-take agreement that became effective as of November 1, 2013. Under this agreement, Gavilon purchases all of the distillers' grains produced at our Heron Lake ethanol plant in exchange for a service fee.

Corn Oil Distribution

RPMG is also our corn oil marketer for both the Granite Falls plant and the HLBE plant. Currently, RPMG markets our corn oil, which is used primarily as a biodiesel feedstock and as a supplement for animal feed. We pay RPMG a commission based on each pound of corn oil sold by RPMG under the agreement.

New Products and Services

We did not introduce any new products or services during our fiscal year ended October 31, 2015.

Dependence on One or a Few Major Customers

As discussed above, we have exclusive ethanol marketing agreements with Eco-Energy. Additionally, we have agreements with RPMG and Gavilon to market all of the distillers' grains produced at our plant and HLBE's plant, respectively and with RPMG to market all of the corn oil. We rely on Eco-Energy, RPMG and Gavilon for the sale and distribution of all of our products; therefore, we are highly dependent on Eco-Energy, RPMG and Gavilon for the successful marketing of our products. Any loss of these companies as our marketing agents for our ethanol, distillers' grains, or corn oil could have a negative impact on our revenues.

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

Hedging

GFE and HLBE may hedge anticipated corn purchases and ethanol and distillers' grain sales through a variety of mechanisms.

The grain supply for our Granite Falls plant is obtained from Farmers Cooperative Elevator Company ("FCE"), our exclusive grain procurement agent. HLBE purchases its corn directly from grain elevators, farmers, and local dealers within approximately 80 miles of Heron Lake, Minnesota.

HLBE procures corn through spot cash, fixed-price forward, basis only, futures only, and delayed pricing contracts. Additionally, HLBE may use hedging positions in the corn futures and options market to manage the risk of excessive corn price fluctuations for a portion of our corn requirements.

For its spot purchases, HLBE posts daily corn bids so that corn producers can sell to HLBE on a spot basis. HLE's fixed-price forward contracts specify the amount of corn, the price and the time period over which the corn is to be delivered. These forward contracts are at fixed prices indexed to Chicago Board of Trade, or CBOT, prices. HLBE's corn requirements can be contracted in advance under fixed-price forward contracts or options. The parameters of these contracts are based on the local supply and demand situation and the seasonality of the price. For delayed pricing contracts, producers will deliver corn to HLBE, but the pricing for that corn and the related payment will occur at a later date.

To hedge a portion of GFE's and HLBE's exposure to corn price risk, GFE and HLBE may buy and sell futures and options positions on the CBOT. In addition, both plants' facilities have sufficient corn storage capacity, with the capability to store approximately 10 days of corn supply at each plant.

Eco-Energy is the exclusive marketer for all of the ethanol produced at the GFE and HLBE facilities. To mitigate ethanol price risk and to obtain the best margins on ethanol that is marketed and sold by our marketer, GFE and HLBE may utilize ethanol swaps, over-the-counter ("OTC") ethanol swaps, or OTC ethanol options that are typically settled in cash, rather than gallons of the ethanol produced at the respective plant.

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

Corn Procurement

The cost of corn represented approximately 73.6%, 71.0%, and 82.5% of our cost of sales for the years ended October 31, 2015, 2014, and 2013, respectively.

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

The HLBE ethanol plant requires approximately 21.0 million bushels of corn per year to operate at is current production rate of 61 million gallons of undenatured ethanol per year. Typically, HLBE purchases its corn directly from grain elevators, farmers, and local dealers within approximately 80 miles of Heron Lake, Minnesota.

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

We generally purchase corn for both the GFE and HLBE plants through spot cash, fixed-price forward, basis only, and futures only contracts and may utilize hedging positions in the corn futures market for a portion of our corn requirements to manage the risk of excessive corn price fluctuations. Our fixed-price forward contracts specify the amount of corn, the price and the time period over which the corn is to be delivered. These forward contracts are at fixed prices or prices based on the Chicago Board of Trade (CBOT) prices. Our corn requirements can be forward contracted on either a fixed-price basis or futures only contracts. The parameters of these contracts are based on the local supply and demand situation and the seasonality of the price. We also purchase a portion of our corn on a spot basis.

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

Utilities

Natural Gas

Natural gas is a significant input to our manufacturing process. The cost of natural gas represented approximately 6.7%, 9.4%, and 4.2% of our cost of sales for the years ended October 31, 2015, 2014, and 2013, respectively.

At our Granite Falls plant, we pay Center Point Energy/Minnegasco a per unit fee to move the natural gas through the pipeline, and we have guaranteed to move a minimum of 1,500,000 mmBTU annually through December 31, 2025, which is the ending date of the agreement. We also have an agreement with U.S. Energy Services, Inc. On our behalf, U.S. Energy Services procures contracts with various natural gas vendors to supply the natural gas necessary to operate the plant. We determined that sourcing our natural gas from a variety of vendors is more cost-efficient than using an exclusive supplier.

HLBE has a facilities agreement with Northern Border Pipeline Company, which allows HLBE to access to an existing interstate natural gas pipeline located approximately 16 miles north from its plant. HLBE has entered into a firm natural gas transportation agreement with its majority owned subsidiary, Agrinatural. Under the terms of the firm natural gas transportation agreement, Agrinatural will provide natural gas to the HLBE plant with a specified price per MMBTU for an initial term of 10 years, with two automatic renewal options for five years periods. On July 1, 2014, HLBE entered into an amendment of this agreement pursuant to which it agreed on an early exercise of one of the two automatic five-year term renewals thereby extending the term of the firm natural gas transportation agreement to October 31, 2021. HLBE also has a base agreement for the sale and purchase of natural gas with Constellation NewEnergy—Gas Division, LLC ("Constellation"). HLBE buys all of its natural gas from Constellation and this agreement runs through March 31, 2016.

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

Water

We obtain the water necessary to operate the GFE plant from the Minnesota River with an adjustable gravity-flow intake system.

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

Patents, Trademarks, Licenses, Franchises and Concessions

We do not currently hold any patents, trademarks, franchises, or concessions. We were granted a license by ICM, Inc. ("ICM") to use certain ethanol production technology necessary to operate our ethanol plant. The cost of the license granted by ICM was included in the amount we paid to Fagen, Inc. to design and build our ethanol plants.

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

Following the significant growth in the ethanol industry during 2005 and 2006, the ethanol industry has grown at a much slower pace. As of November 13, 2015, the RFA estimates that there are 213 ethanol production facilities in the United States with capacity to produce approximately 15.5 billion gallons of ethanol and another 1 plant under expansion or construction with capacity to produce an additional 80 million gallons per year. However, the RFA estimates that approximately 3% of the ethanol production capacity in the United States was not operating as of November 13, 2015.

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

The following table identifies the largest ethanol producers in the United States along with their production capacities.

Company	Nameplate Capacity (mmgy)
Archer Daniels Midland	1,762
POET Biorefining	1,626
Valero Renewable Fuels	1,300
Green Plains, Inc.	1,085
Flint Hills Resources LP	820
Updated: November 13, 2015, Renewable Fuels Association

A majority of the United States ethanol plants, and therefore, the greatest number of gallons of ethanol production capacity, are concentrated in the corn-producing states of Iowa, Nebraska, Illinois, Indiana, Minnesota, South Dakota, Ohio, Wisconsin, Kansas, and North Dakota. Below is the United States ethanol production by state in millions of gallons for the ten states with the most total ethanol production:

State	Nameplate	Operating	Under Construction/ Expansion	Total
Iowa	3,990	3,985	30	4,020
Nebraska	2,044	1,991	—	2,044
Illinois	1,472	1,434	—	1,472
Indiana	1,148	1,046	—	1,148
Minnesota	1,147	1,129	—	1,147
South Dakota	1,024	1,024	—	1,024
Kansas	529	504	—	529
Ohio	528	528	—	528
Wisconsin	516	516	5	521
North Dakota	382	382	65	447
Total	12,780	12,539	100	12,880
Source: Renewable Fuels Association, 2015 Ethanol Industry Outlook issued January 2015

Because Minnesota is one of the top producers of ethanol in the United States, we face increased competition because of the location of our ethanol plants. There are eight ethanol plants within an approximate 50 mile radius of the HLBE plant with a combined ethanol capacity of 586 million gallons and five ethanol plants within an approximate radius of the GFE plant with a combined ethanol capacity of 310 million gallons. Therefore, we compete with other local ethanol producers both for markets in Minnesota and markets in other states. We believe that we are able to reach the best available markets through the use of our experienced marketer and by the rail delivery methods we use. We believe that we can compete favorably with other ethanol producers due to our proximity to ample grain, natural gas, electricity and water supplies at favorable prices.

In addition to intense competition with local, regional, and national producers of ethanol, we have faced increased competition from imported ethanol and foreign producers of ethanol, most likely due to the expiration of the 2.5 percent ad valorem tax and an additional 54 cents a gallon surcharge in December 2011. Although ethanol imports have decreased since 2012, if demand for imported ethanol were to increase again, demand for domestic ethanol may be reduced, which could lead to lower domestic prices and lower operating margins.

We anticipate increased competition from renewable fuels that do not use corn as the feedstock. Many of the current ethanol production incentives are designed to encourage the production of renewable fuels using raw materials other than corn. One type of ethanol production feedstock that is being explored is cellulose. Cellulose is found in wood chips, corn stalks and rice straw, amongst other common plants. Several companies and researchers have commenced pilot projects to study the feasibility of commercially producing cellulosic ethanol and three companies have announced they have begun producing on a commercial scale this past year. If this technology can be profitably employed on a commercial scale, it could potentially lead to ethanol that is less expensive to produce than corn based ethanol, especially when corn prices are high. Cellulosic ethanol may also capture more government subsidies and assistance than corn based ethanol. This could decrease demand for our product or result in competitive disadvantages for our ethanol production process.

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

Producers of Distillers' Grains

The amount of distillers' grains produced annually in North America has increased significantly as the number of ethanol plants increased. We compete with other producers of distillers' grains products both locally and nationally, with more intense competition for sales of distillers' grains among ethanol producers in close proximity to our ethanol plants. As of the date of this report there are eight ethanol plants within an approximate 50 mile radius of the HLBE plant with a combined distillers grain production capacity of approximately 1.8 million tons and five ethanol plants within an approximate radius of the GFE plant with a combined distillers grains production capacity of approximately 895,000 tons. These competitors may be more likely to sell to the same markets that we target for our distillers' grains.

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

Competition for Corn

We will compete with ethanol producers in close proximity for the supplies of corn we will require to operate our plants. The existence of other ethanol plants, particularly those in close proximity to our plants, increase the demand for corn and may result in higher costs for supplies of corn. There are eight ethanol plants within an approximate 50 mile radius of HLBE's plant that will use approximately 211 million bushels of corn during production, assuming they are operating at their name plate capacity, and five ethanol plants within an approximate radius of the GFE plant that will use approximately 105 million bushels of corn during production, assuming they are operating at their name plate capacity.

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

Demand for Ethanol

In recent years, the demand for ethanol has increased, particularly in the upper Midwest, in part because of two major programs established by the Clean Air Act Amendments of 1990: the Oxygenated Gasoline Program and the Reformulated Gasoline Program. Under these programs, an additive (oxygenate) is required to be blended with gasoline used in areas with excessive carbon monoxide or ozone pollution to help mitigate these conditions. Because of the potential health and environmental issues associated with MTBE and the actions of the EPA, ethanol is now used as the primary oxygenate in those areas requiring an oxygenate additive pursuant to state or federal law. A clean air additive is a substance that, when added to gasoline, reduces tailpipe emissions, resulting in improved air quality characteristics. Ethanol contains 35% oxygen, approximately twice that of MTBE, a historically used oxygenate. The additional oxygen found in ethanol results in more complete combustion of the fuel in the engine cylinder, which reduces tailpipe emissions by as much as 30%, including a 12% reduction in volatile organic compound emissions when blended at a 10% level. Pure ethanol, which is non-toxic, water soluble and biodegradable, replaces some of the harmful gasoline components, including benzene. The United States consumes approximately 135-140 billion gallons of gasoline a year. More than 95% of those gallons were blended with ethanol, predominantly at the E10 level.

Many in the ethanol industry believe that it will be difficult to meet the federal Renewable Fuels Standard renewable volume obligations in future years without an increase in the percentage of ethanol that can be blended with gasoline for use in standard (non-flex fuel) vehicles. This is commonly referred to as the “blend wall,” which represents a theoretical limit where more ethanol cannot be blended into the national gasoline pool. This is a theoretical limit because it is believed that it would not be possible to blend ethanol into every gallon of gasoline that is being used in the United States and it discounts the possibility of additional ethanol used in higher percentage blends such as E85 used in flex fuel vehicles.

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

Government Ethanol Supports

The ethanol industry is dependent on several economic incentives to produce ethanol, the most significant of which is the federal Renewable Fuels Standard (the "RFS"). The RFS is a national program that does not require that any renewable fuels be used in any particular area or state, allowing refiners to use renewable fuel blends in those areas where it is most cost-effective. Under the RFS, the EPA is supposed to pass an annual rule that establishes the number of gallons of different types of renewable fuels that must be used by blenders in the United States which is called the renewable volume obligations ("RVOs"). On November 30, 2015, the EPA released the long-delayed final renewable volume obligations for corn-based ethanol for 2014 through 2016. The final RVO’s for corn-based ethanol blending exceeded the RVO reductions initially proposed by the EPA in May 2015, but remained below the original blending requirements set by the RFS. The following chart illustrates the minimum usage established by the RFS statute and the minimums established in the November 30, 2015 final rule:

Year	RVO Source	Total Renewable Fuel RVO	Cellulosic Ethanol Minimum Requirement	Biodiesel Minimum Requirement	Advanced Biofuel Requirement	Maximum Amount of Conventional That Can Be Used to Satisfy Total Renewable Fuel RVO
2014	RFS Statute	18.15	1.75	—	3.37	14.40
	EPA Final Rule	16.28	0.03	1.63	2.64	13.61
2015	RFS Statute	20.50	3.00	—	5.50	15.00
	EPA Final Rule	16.93	0.12	1.73	2.88	14.05
2016	RFS Statute	22.25	4.25	—	7.25	15.00
	EPA Final Rule	18.11	0.23	1.90	3.61	14.51

Current ethanol production capacity exceeds the EPA's 2014, 2015 and 2016 RVO standard which can be satisfied by corn based ethanol. Beyond the federal mandates, there are limited markets for ethanol. Further, opponents of ethanol such as large oil companies will likely continue their efforts to repeal or reduce the RFS through lawsuits or lobbying of Congress. If such efforts are successful in further reducing or repealing the blending requirements of the RFS, a significant decrease in ethanol demand may result and could have a material adverse effect on our results of operations, cash flows and financial condition, unless additional demand from exports or discretionary or E85 blending develops.

Compliance with Environmental Laws and Other Regulatory Matters

Our business subjects us to various federal, state, and local environmental laws and regulations, including: those relating to discharges into the air, water, and ground; the generation, storage, handling, use, transportation, and disposal of hazardous materials; and the health and safety of our employees. These laws and regulations require us to obtain and comply with numerous permits to construct and operate our ethanol plant, including water, air, and other environmental permits. The costs associated with obtaining these permits and meeting the conditions of these permits have increased our costs of construction and production. Additionally, compliance with environmental laws and permit conditions in the future could require expensive pollution control equipment or operational changes to limit actual or potential impacts to the environment, as well as significant management time and expense. A violation of these laws, regulations or permit conditions can result in substantial fines, natural resource damage, criminal sanctions, permit revocations, and/or plant shutdown, any of which could have a material adverse effect on our operations. Although violations and environmental non-compliance still remain a possibility following our conversion from coal to natural gas combustion, the exposure to the company has been greatly reduced.

In the fiscal year ended October 31, 2015, we incurred costs and expenses of approximately $146,000 and $191,000 complying with environmental laws, including the cost of pursuing permit amendments, for our Granite Falls plant and Heron Lake plants, respectively. Although we have been successful in obtaining all of the permits currently required, any retroactive change in environmental regulations, either at the federal or state level, could require us to obtain additional or new permits or spend considerable resources in complying with such regulations.

When the EPA released its final regulations on the RFS, the gallons produced by first-generation ethanol plants utilizing corn starch, such as the HLBE plant, were grandfathered to generate Renewable Identification Numbers ("RINs") for compliance with the RFS at its then permitted capacity of 59.2 million gallons per year. However, to generate RINs that qualify for compliance with the RFS program, any new production above the grandfathered gallons must meet a threshold of a 20% reduction in greenhouse gas, or GHG, emissions from a 2005 baseline measurement to produce ethanol eligible for the RFS mandate.

In September 2014, the EPA announced a new expedited petition process, referred to as the "efficient producer" petition, for existing corn starch and grain sorghum ethanol producers to gain pathway approval and qualify to generate RINs for production volumes above those grandfathered under the RFS. On January 13, 2015 and March 30, 2015, HLBE and GFE, respectively, submitted efficient producer petitions to the EPA. The EPA awarded efficient producer pathway approval to HLBE and GFE on March 12, 2015 and May 13, 2015, respectively. In the approval determinations, the EPA's analysis indicated that HLBE achieved at least a 20.1% reduction and GFE achieved a 26.0% reduction in GHG emissions for their non-grandfathered volumes compared to the baseline lifecycle GHG emissions.

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

Employees

As of the date of this report, we have 78 full time employees at our two consolidated ethanol plants. Fifteen of these employees are involved primarily in management and administration. The remaining employees are involved primarily in plant operations. We do not currently anticipate any significant change in the number of employees at our plant.

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

Financial Information about Geographic Areas

All of our operations are domiciled in the United States. All of the products sold to our customers for fiscal years 2015, 2014, and 2013 were produced in the United States and all of our long-lived assets are domiciled in the United States. We have engaged third-party professional marketers who decide where our products are marketed and we have no control over the marketing decisions made by our third-party professional marketers. These third-party marketers may decide to sell our products in countries other than the United States. However, we anticipate that our products will primarily be sold in the United States.

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

Ethanol has historically traded at a discount to gasoline; however with the recent volatility in oil and gas prices, ethanol prices have also fluctuated. When ethanol trades at a discount to gasoline it encourages discretionary blending, thereby increasing the demand for ethanol beyond required blending rates. Conversely, when ethanol trades at a premium to gasoline, there is a disincentive for discretionary blending and ethanol demand is negatively impacted. Consequently, ethanol pricing and demand may also be volatile, which makes it difficult to manage profit margins and which could result in a material adverse effect on our business, results of operations and financial condition

If the supply of ethanol exceeds the demand for ethanol, the price we receive for our ethanol and distillers' grains may decrease.

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

If ethanol prices decline for any reason, including excess production capacity in the ethanol industry or decreased demand for ethanol, our business, results of operations and financial condition may be materially and adversely affected.

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

China, the largest buyer of distillers' grains in the world, announced in June 2014 that it would stop issuing import permits for United States distillers' grains due to the presence of a genetically modified trait was not approved by China for import. As a result, Chinese imports of distillers' grains for the second half of 2014 were halted and a drop in distillers' grains prices followed. Following the resolution of these issues in December 2014, Chinese imports resumed at volumes prior to the ban. However, a new registration requirement for Chinese importers of distillers grains began on September 1, 2015 which may result in a decline in export demand for distillers grains. If United States producers can not satisfy import requirements imposed by China or other countries importing distillers' grains, export demand could be significantly reduced as a result. If export demand of distillers' grains is significantly reduced as a result, the price of distillers' grains in the United States would likely continue to decline which would have a negative effect on our revenue and could impact our ability to profitably operate which could in turn reduce the value of our units.

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

Rail logistical problems may result in delays in shipments of our products which could negatively impact our financial performance.

There has been an increase in rail traffic congestion throughout the United States primarily due to the increase in cargo trains carrying shale oil. From time to time, periodic high demand and unusually adverse weather conditions may cause rail congestion resulting in rail delays and rail logistical problems. Although we have not been materially affected by prior rail congestion period, future periods of congestion may affect our ability to operate our plants at full capacity due to ethanol storage capacity constraints, which in turn could have a negative affect on our financial performance.

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

Technology in our industry evolves rapidly, potentially causing our plant to become obsolete, and we must continue to enhance the technology of our plant or our business may suffer.

We expect that technological advances in the processes and procedures for processing ethanol will continue to occur. It is possible that those advances could make the processes and procedures that we utilize at our ethanol plant less efficient or obsolete. These advances could also allow our competitors to produce ethanol at a lower cost than we are able. If we are unable to adopt or incorporate technological advances, our ethanol production methods and processes could be less efficient than those of our competitors, which could cause our ethanol plant to become uncompetitive.

Ethanol production methods are continually advancing. The current trend in ethanol production research is to develop an efficient method of producing ethanol from cellulose-based biomass such as agricultural waste, forest residue and municipal solid waste. This trend is driven by the fact that cellulose-based biomass is generally cheaper than corn and producing ethanol from cellulose-based biomass would create opportunities to produce ethanol in areas that are unable to grow corn. Another trend in ethanol production research is to produce ethanol through a chemical or thermal process, rather than a fermentation process, thereby significantly increasing the ethanol yield per pound of feedstock. Although current technology does not allow these production methods to be financially competitive, new technologies may develop that would allow these methods to become viable means of ethanol production in the future. If we are unable to adopt or incorporate these advances into our operations, our cost of producing ethanol could be significantly higher than those of our competitors, which could make our ethanol plant obsolete. Modifying our plant to use the new inputs and technologies would likely require material investment.

If ethanol fails to compete successfully with other existing or newly-developed oxygenates or renewable fuels, our business will suffer.

Alternative fuels, additives and oxygenates are continually under development. Alternative fuels and fuel additives that can replace ethanol are currently under development, which may decrease the demand for ethanol. Technological advances in engine and exhaust system design and performance could reduce the use of oxygenates, which would lower the demand for ethanol, and our business, results of operations and financial condition may be materially adversely affected.

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

Our business is not diversified.

Our success depends almost entirely on our ability to profitably operate our ethanol plant. We do not have any other lines of business or other significant sources of revenue if we are unable to operate our ethanol plant and manufacture ethanol, distiller grains and corn oil.  Further, all of our investments are in companies involved in the ethanol industry. If economic or political factors adversely affect the market for ethanol, distiller grains or corn oil, we have no other line of business to fall back on. Our business would also be significantly harmed if the ethanol plant could not operate at full capacity for any extended period of time.

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

Further, environmental laws and regulations are subject to substantial change. We cannot predict what material impact, if any, these changes in laws or regulations might have on our business. Future changes in regulations or enforcement policies could impose more stringent requirements on us, compliance with which could require additional capital expenditures, increase our operating costs or otherwise adversely affect our business. These changes may also relax requirements that could prove beneficial to our competitors and thus adversely affect our business. In addition, regulations of the EPA and the Minnesota Pollution Control Agency depend heavily on administrative interpretations. We cannot assure you that future interpretations made by regulatory authorities, with possible retroactive effect, will not adversely affect our business, financial condition and results of operations. Failure to comply with existing or future regulatory requirements could have a material adverse effect on our business, financial condition and results of operations.

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

The RFS sets minimum national volume standards for use of renewable fuels, including volume standards for specific categories of renewable fuels: cellulosic, biomass-based diesel and total advanced renewable fuels. While our ethanol does not qualify as one of the new volume categories of renewable fuels, we believe that the overall renewable fuels requirement of RFS creates an incentive for the use of ethanol. Other federal and state programs that require or provide incentives for the use of ethanol create demand for ethanol. Government regulation and government programs that create demand for ethanol may also indirectly create supply for ethanol as additional producers expand or new companies enter the ethanol industry to capitalize on demand. In the case of the RFS, while it creates a demand for ethanol, the existence of specific categories of renewable fuels also creates a demand for these types of renewable fuels and will likely provide an incentive for companies to further develop these products to capitalize on that demand. In these circumstances, the RFS may also reduce demand for ethanol in favor of the renewable fuels for which specific categories exist.

By statute, the RFS requires that 16.55 billion gallons be sold or dispensed in 2013, increasing to 36.0 billion gallons by 2022, but caps the amount of conventional ethanol that can be used to meet the renewable fuels blending requirements at 13.8 billion gallons for 2013, 14.4 billion gallons for 2014 and for 2015 and thereafter, at 15.0 billion gallons. However, on November 30, 2015, the EPA released its long-delayed final renewable volume obligations for corn-based ethanol for 2014 through 2016. The final RVO’s for corn-based ethanol blending were set below the original blending requirements set by the RFS. Moreover, current ethanol production capacity exceeds the EPA's 2014, 2015 and 2016 RVO standard which can be satisfied by corn based ethanol. Further, opponents of ethanol such as large oil companies will likely continue their efforts to repeal or reduce the RFS through lawsuits or lobbying of Congress. Unless additional demand from exports or discretionary or E85 blending develops, the November final rule could result in a significant decrease in ethanol demand, and corresponding reduction in the market price for ethanol, and could have a material adverse effect on our results of operations, cash flows and financial condition.

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

ITEM 2. PROPERTIES.

Our Granite Falls ethanol plant is located approximately three miles east of Granite Falls, Minnesota in Chippewa County at the junction of Highways 212 and 23. The plant's address is 15045 Highway 23 SE, Granite Falls, Minnesota. The ethanol plant sits on approximately 216 acres. This site includes an administrative building which serves as our headquarters. The site also includes corn, ethanol, and distillers' grains handling facilities. All of our tangible and intangible property, real and personal, serves as the collateral for our credit facilities with United FCS, PCA.

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

HLBE's majority owned subsidiary, Agrinatural, property consists of 187 miles of distribution main pipelines and service pipelines, together with the associated easement and land rights, a town border station, meters and regulators, office and other equipment and construction in process. All of Agrinatural's real property and assets are subject to mortgages in favor of HLBE as security for loan obligations owed to HLBE.

HLBE's and Agrinatural's credit facilities are discussed in more detail under "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Credit Arrangements".

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

Fiscal Quarter	Low Per Unit Price	High Per Unit Price
2014 1st	$1,310	$1,850
2014 2nd	$1,550	$1,651
2014 3rd	$2,400	$2,400
2014 4th	$3,000	$4,060
2015 1st	$3,375	$4,060
2015 2nd	$3,250	$3,400
2015 3rd	$2,500	$3,000
2015 4th	$—	$—

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

Issuer Repurchases of Equity Securities

We did not make any repurchases of our units during fiscal 2015.

Holders of Record

As of January 27, 2016, there were approximately 970 holders of record of our membership units.

As of October 31, 2015 and January 27, 2016, there were no outstanding options or warrants to purchase, or securities convertible for or into, our units.

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

Below is a table representing the cash distributions declared or paid to the members of Granite Falls Energy during the fiscal years ended October 31, 2015, 2014 and 2013, and subsequent to our fiscal year ended October 31, 2015. Based on the covenants discussed above, all of the below distributions were approved by our lender prior to distribution.

Date Declared to Members of Record:	Total Distribution	Distribution Per Unit	Distributed to Members on:
December 17, 2015	$9,640,890	$315	January 25, 2016
December 18, 2014	$32,136,300	$1,050	January 9, 2015
December 19, 2013	$5,509,080	$180	December 31, 2013

Unregistered Sales of Equity Securities

The Company had no unregistered sales of securities during fiscal year 2015.

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

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected consolidated financial and operating data as of the dates and for the periods indicated. Due to the acquisition of a majority ownership of HLBE on July 31, 2013 (through the acquisition of Project Viking), the following information includes consolidated financial and operating data for the fiscal years 2015, 2014 and the fourth quarter of fiscal year 2013 of HLBE. The selected consolidated balance sheet financial data as of October 31, 2015 and 2014 and the selected consolidated statement of operations data and other financial data for each of the years in the three-year period ended October 31, 2015 have been derived from the audited consolidated financial statements included elsewhere in this Form 10-K. The selected consolidated balance sheet financial data as of October 31, 2013, 2012 and 2011 and the selected consolidated statement of operations data and other financial data for the years ended October 31, 2012 and 2011 have been derived from our audited consolidated financial statements that are not included in this Form 10-K. The consolidated financial statements consolidate the operating results and financial position of GFE and its wholly owned subsidiary, Project Viking, which owns 50.6% of HLBE at October 31, 2015. The remaining approximately 49.4% ownership of HLBE is included in the consolidated financial statements as a non-controlling interest. This selected consolidated financial data should be read in conjunction with "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K. Among other things, those financial statements include more detailed information regarding the basis of presentation for the following consolidated financial data.

Statement of Operations Data for the fiscal years ended October 31,	2015	2014	2013	2012	2011
Revenues	$231,254,508	$300,954,984	$224,100,934	$175,162,043	$156,521,489
Cost of Goods Sold	208,654,190	237,433,629	210,077,621	172,708,074	142,353,416
Gross Profit	22,600,318	63,521,355	14,023,313	2,453,969	14,168,073
Operating Expenses	5,175,915	5,150,506	2,988,583	2,449,596	2,002,706
Operating Income	17,424,403	58,370,849	11,034,730	4,373	12,165,367
Other Income (Expense)	(477,570)	719,654	(475,957)	156,234	126,489
Net Income	16,946,833	59,090,503	10,558,773	160,607	12,291,856
Net Income Attributable to Non-controlling Interest	3,360,083	10,316,612	526,752	—	—
Net Income Attributable to Granite Falls Energy, LLC	$13,586,750	$48,773,891	$10,032,021	$160,607	$12,291,856
Amounts Attributable to Granite Falls Energy, LLC
Weighted Average Units Outstanding - Basic and Diluted	30,606	30,606	30,606	30,614	30,656
Net Income Per Unit - Basic and Diluted	$443.92	$1,593.61	$327.78	$5.25	$400.96
Distributions Per Unit	$1,050.00	$180.00	$—	$—	$600.00

Balance Sheet Data at October 31,	2015	2014	2013	2012	2011
Current Assets	$35,513,044	$49,402,165	$21,469,978	$20,715,050	$27,542,361
Property and Equipment, net	84,304,162	88,028,345	88,808,855	40,418,082	35,898,961
Goodwill	1,372,473	1,372,473	1,372,473	—	—
Other Assets	821,402	859,550	1,021,916	—	—
Total Assets	$122,011,081	$139,662,533	$112,673,222	$61,133,132	$63,441,322

Current Liabilities	9,139,680	11,579,888	11,323,264	6,002,937	13,680,184
Long-Term Debt, less current portion	6,711,975	2,112,412	32,981,955	5,274,870	—
Members' Equity Attributable to Granite Falls Energy, LLC	84,602,607	103,152,157	59,887,346	49,855,325	49,761,138
Non-controlling interest	21,556,819	22,818,076	8,480,657	—	—
Total Members' Equity	106,159,426	125,970,233	68,368,003	49,855,325	49,761,138
Total Liabilities and Members Equity	$122,011,081	$139,662,533	$112,673,222	$61,133,132	$63,441,322

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

We prepared the following discussion and analysis to help readers better understand our financial condition, changes in our financial condition, and results of operations for the fiscal year ended October 31, 2015. This discussion should be read in conjunction with the consolidated financial statements included herewith and notes to the consolidated financial statements thereto and the risk factors contained herein.

Overview

The GFE plant has an annual production capacity of 60 million gallons of denatured ethanol, but is currently permitted to produce up to 70 million gallons of undenatured ethanol on a twelve month rolling sum basis. he HLBE plant has an approximate annual production capacity of 60 million gallons of denatured ethanol. On July 10, 2015, the Minnesota Pollution Control Agency approved a major amendment to HLBE's air emission permit which increased its permitted production capacity from 59.9 million gallons to approximately 72.3 million gallons of undenatured fuel-grade ethanol on a twelve-month rolling sum basis. We intend to continue working toward increasing production to take advantage of the additional production allowed pursuant to our permits as long as we believe it is profitable to do so.

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

Inventory

We value our inventory at the lower of cost or net realizable value. Our estimates are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. These valuations require the use of management’s assumptions which do not reflect unanticipated events and circumstances that may occur. In our analysis, we consider future corn costs and ethanol prices, break-even points for our plant and our risk management strategies in place through our use of derivative instruments. Given the significant assumptions required and the possibility that actual conditions will differ, we consider the valuation of the lower of cost or net realizable value on inventory to be a critical accounting estimate.

Property and Equipment

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

Recently Issued Accounting Pronouncements

Inventory Measurement (Adopted)

In July 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-11, which amended Inventory (Topic 330) Related to Simplifying the Measurement of Inventory of the Accounting Standards Codification. The amended guidance applies to all inventory except that which is measured using last-in, first-out (LIFO) or the retail inventory method. Inventory measured using first-in, first-out (FIFO) or average cost is included in the new amendments. Inventory within the scope of the new guidance should be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments will take effect for the Company for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The new guidance should be applied prospectively, and earlier application is permitted as of the beginning of an interim or annual reporting period. The Company has elected to adopt the standard as of November 1, 2014, and it did not have a material effect on the financial statements.

Contract Revenue Recognition (Evaluating)

In May 2014 and amended in August 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09 which amended the Revenue from Contracts with Customers (Topic 606) of the Accounting Standards Codification. The core principle of the new guidance is that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration the entity receives or expects to receive. The guidance will be effective for the Company for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. The Company is still evaluating the guidance and its effect on its financial statements.

Results of Operations for the Fiscal Years Ended October 31, 2015 and 2014

The following table shows the results of our operations and the percentage of revenues, costs of goods sold, operating expenses and other items to total revenues in our audited consolidated statements of operations for the fiscal years ended October 31, 2015 and 2014:

	2015		2014
Income Statement Data	Amount	%	Amount	%
Revenue	$231,254,508	100.0%	$300,954,984	100.0%
Cost of Goods Sold	208,654,190	90.2%	237,433,629	78.9%
Gross Profit	22,600,318	9.8%	63,521,355	21.1%
Operating Expenses	5,175,915	2.2%	5,150,506	1.7%
Operating Income	17,424,403	7.6%	58,370,849	19.4%
Other Income (Expense), net	(477,570)	(0.2)%	719,654	0.2%
Net Income	16,946,833	7.4%	59,090,503	19.6%
Net Income attributable to Non-controlling interest	3,360,083	1.5%	10,316,612	3.4%
Net Income attributable to Granite Falls Energy, LLC	$13,586,750	5.9%	$48,773,891	16.2%

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

The following table shows the sources of our revenue for the fiscal year ended October 31, 2015:

Revenue Sources	Amount	Percentage of Total Revenues
Ethanol sales	$180,472,309	78.0%
Distillers grains sales	43,180,953	18.7%
Corn oil sales	6,131,038	2.7%
Other/Miscellaneous	1,470,208	0.6%
Total Revenues	$231,254,508	100.0%

The following table shows the sources of our revenue for the fiscal year ended October 31, 2014:

Revenue Sources	Amount	Percentage of Total Revenues
Ethanol sales	$241,095,335	80.1%
Distillers grains sales	51,411,835	17.1%
Corn oil sales	6,947,266	2.3%
Other/Miscellaneous	1,500,548	0.5%
Total Revenues	$300,954,984	100.0%

We experienced a 23.2% decrease in our revenues for our 2015 fiscal year compared to our 2014 fiscal year. Management attributes this decrease in revenues due primarily to decreases in the average prices received for our ethanol and distillers' grains as the total volumes of ethanol and tons of distillers' grains sold remained relatively steady from period to period.

Ethanol

Our aggregate revenues from sale of ethanol decreased by 25.1% for our 2015 fiscal year compared to our 2014 fiscal year due primarily to a 26.5% decrease in the average price we received for our ethanol during our 2015 fiscal year compared to our 2014 fiscal year. Management attributes the drop in ethanol prices to continuing lower corn and gasoline prices, which impacts the market price of ethanol. In addition, management believes the uncertainty related to EPA proposed reductions in the RFS volume obligations during 2015 also impacted ethanol demand, negatively impacting ethanol prices. In comparison, we experienced unusually high ethanol prices during much of fiscal year 2014 due to rail logistics issues that plagued much of the ethanol industry during much of 2014, restricting the supply of ethanol in the market and resulting in higher ethanol prices.

In late May 2015, the EPA proposed reducing the amount of corn-based ethanol which was required to be used in 2015 to levels which were below the 2014 requirement. On November 30, 2015, the EPA issued its final renewable volume obligations for corn-based ethanol for 2014 through 2016. The final RVO’s for corn-based ethanol blending exceeded the RVO reductions proposed in May 2015, but remained below the original blending requirements set by the RFS. Management believes this uncertainty during much of 2015 caused fuel blenders to reduce ethanol demand which negatively impacted ethanol prices. The EPA's final renewable volume obligations may result in legal challenges, potentially by both the ethanol industry and the oil industry. Management expects that the reduced renewable volume obligations will continue to negatively impact market ethanol prices through 2016 and potentially after that time. The negative impact of the EPA's release could be increased if the ethanol export market diminishes from current levels, which could result in oversupply of ethanol in domestic markets and depress ethanol prices. Management anticipates that ethanol prices will remain lower during our 2016 fiscal year as a result of lower corn prices, lower oil prices and the reduced renewable volume obligations and as a result our our operating margins will be tight and be unfavorable during portions of 2016.

Distillers' Grains

We produce distillers' grains for sale in two separate forms, distillers dried grains with solubles (DDGS) and modified/wet distillers' grains (MWDG). Market factors dictate whether we sell more DDGS versus MWDG.

Sales of distillers' grains represent a slightly smaller portion of our revenues during our 2015 fiscal year compared to our 2014 fiscal year as a result of significantly lower prices received for distillers' grains sold. On a consolidated basis, the price we received for our distillers' grains in our 2015 fiscal year was approximately 16.8% lower than the price we received during our 2014 fiscal year. Management believes these lower distillers' grains prices are a result of low corn and soybean prices coupled with increased supplies of corn and soybeans during much of our 2015 fiscal year. Management anticipates that corn prices and demand will remain relatively low during our 2016 fiscal year due to the size of the 2015 corn harvest and relatively stable corn demand. As a result, management anticipates distiller grains prices will remain lower during our 2016 fiscal year.

Distiller grains prices were negatively impacted during our 2014 and 2015 fiscal years as a result of Chinese trade actions which impacted both corn and distiller grains. In June 2014, China stopped issuing permits for the import of distillers' dried grains from the United States due to the presence of a unapproved genetically modified organism ("GMO") corn trait in some distillers' grains shipments. The GMO trait has been approved in the United States and a number of other countries but was not in China. In December 2014, these trade issues were resolved and China lifted the ban imposed in June 2014. Following the Chinese announcement, Chinese import buyers resumed purchases of United States distillers' grains and domestic distillers' grains prices rebounded but have diminished in recent months due to the availability of corn following the 2015 corn harvest and weaker Chinese markets.

Corn Oil

Separating the corn oil from our distillers' grains decreases the total tons of distillers' grains that we sell; however, our corn oil has a higher per ton value than our distillers' grains. The average price we received per pound of corn oil sold during our 2015 fiscal year was approximately 16.1% less than the average price received during our 2014 fiscal year. Corn oil prices have been impacted by oversupply and lower soybean oil prices, a product that typically competes with corn oil, particularly for biodiesel production. Corn oil is used primarily as animal feed, for certain industrial uses and for biodiesel production. Soybean oil prices were lower during 2015 which resulted in biodiesel producers using more soybean oil to produce biodiesel instead of corn oil.

Offsetting this price decrease, our aggregate volume of corn oil sold increased approximately 5.9% during our 2015 fiscal year relative to our 2014 fiscal year due to increased extraction efficiencies at the HLBE plant. The net effect of the price decrease and increase in volume sold resulted in a 11.7% decrease in corn oil revenue from fiscal year 2014 to fiscal year 2015.

While the EPA's final renewable volume obligations for biodiesel was more favorable than some expected, the lack of the biodiesel blenders' tax credit has continued to negatively impact biodiesel production. In addition, Management anticipates continued lower corn oil prices unless additional demand can be created.

Biodiesel production is a major source of corn oil demand. Management attributes the diminished demand for corn oil from the biodiesel industry due to reduced production by biodiesel plants resulting from the expiration of the biodiesel blenders' tax credit. However, the federal ominbus tax extenders legislation that was signed into law in December 2015, included a retroactive reinstatement and extended the biodiesel blenders' tax credit through 2016. Additionally, the EPA's final renewable volume obligations for biodiesel issued in November 2015 was more favorable than the RVOs proposed in May 2015. As a result of both the finalized RVOs and the restatement and extension of the biodiesel blenders' tax credit, management anticipates that biodiesel production will increase and as a result corn oil demand may increase which could benefit corn oil prices.

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

Cost of Sales

We experienced a 12.1% decrease in our cost of goods sold for our 2015 fiscal year compared to our 2014 fiscal year. A significant decrease in natural gas costs, as well as decreases in corn costs, resulted in the decline in cost of goods sold for our fiscal year ended October 31, 2015, as compared to the fiscal year 2014. However, our costs of goods sold as a percentage of revenues increased to 90.2% of revenues for our fiscal year ended October 31, 2015 compared to 78.9% for the same period of 2014 due to the narrowing of the margin between the price of ethanol and the price of corn.

Corn Costs

We experienced a decrease of approximately 4.0% in our aggregate corn costs for our 2015 fiscal year compared to our 2014 fiscal year. This was the net result of a 6.8% decrease in our per bushel cost, offset by a 3.0% increase in the quantity of bushels we purchased. The decrease in corn prices was primarily driven by the strong corn harvest in the fall of 2013 and 2014 resulting in a significant increase in the supply of corn available to the market. In addition, due to another large harvest in 2015, we expect corn prices to remain stable to lower during our 2016 fiscal year. Management anticipates that corn supplies will remain favorable during our 2016 fiscal year which should result in relatively stable corn prices and anticipated reduced demand due to the lower renewable volume obligations for corn-based ethanol released by the EPA in November 2015. These lower corn prices could impact the amount of corn which is planted during 2016 which could result in higher corn prices later in our 2016 fiscal year.

Natural Gas Costs

For our 2015 fiscal year, we experienced a decrease of approximately 37.0% in our overall natural gas costs compared to our 2014 fiscal year due to plentiful supply in fiscal year 2015, which resulted in lower prices for fiscal year 2015 compared to the higher prices we experienced during the first and second quarters of fiscal year 2014 due to lingering supply shortages from the harsh winter in 2014. Management anticipates that natural gas prices will hold steady and may even decrease slightly throughout our 2016 fiscal year. However, if we experience another exceptionally cold and long winter during our 2016 fiscal year, management anticipates that we may experience increases in natural gas prices will match those that occurred in 2014.

Hedging and Volatility of Purchases

Realized and unrealized gains and losses related to our corn derivative instruments resulted in a decrease of approximately $304,000 in our cost of goods sold for our 2015 fiscal year compared to a decrease of approximately $1.1 million in our cost of goods sold for our 2014 fiscal year.  We recognize the gains or losses that result from the changes in the value of our derivative instruments related to corn in cost of goods sold as the changes occur.  As corn prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance.  We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.

Operating Expense

Operating expenses include wages, salaries and benefits of administrative employees at the plant, insurance, professional fees and similar costs. Operating expenses as a percentage of revenues were relatively steady, increasing from 1.7% of revenues for our fiscal year ended October 31, 2014 to 2.2% of revenues for our fiscal year ended October 31, 2015. We continue to focus on increasing our operating efficiency as we strive to lower our operating expenses. We expect that going forward our operating expenses will remain relatively steady.

Operating Income

Our income from operations for our fiscal year ended October 31, 2015 was 7.6% of our revenues compared to 19.4% of our revenues for our fiscal year ended October 31, 2014. For our fiscal year ended October 31, 2015, we reported operating income of approximately $17.4 million and for our fiscal year ended October 31, 2014, we had operating income of approximately$58.4 million. This decrease resulted largely from decreased prices for our ethanol and its co-products and the narrowing of our net operating margin.

Other Income (Expense), Net

We had total other expense of approximately $478,000 for our fiscal year ended October 31, 2015, compared to total other income of approximately $720,000 for our fiscal year ended October 31, 2014. This decrease resulted largely from a gain of approximately $953,000 that was recorded in 2014 related to the settlement of a debt premium associated with the HLBE AgStar credit facility. No such gain was recorded during fiscal year 2015.

Results of Operations for the Fiscal Years Ended October 31, 2014 and 2013

The following table shows the results of our operations and the percentage of revenues, costs of goods sold, operating expenses and other items to total revenues in our audited consolidated statements of operations for the fiscal years ended October 31, 2014 and 2013. Due to our acquisition of a majority ownership of HLBE on July 31, 2013 (through the acquisition of Project Viking), only the financial and operating data of HLBE for the fourth quarter of fiscal year 2013 is included in our audited consolidated statements of operations for fiscal year 2013.

	2014		2013
Income Statement Data	Amount	%	Amount	%
Revenue	$300,954,984	100.0%	$224,100,934	100.0%
Cost of Goods Sold	237,433,629	78.9%	210,077,621	93.7%
Gross Profit	63,521,355	21.1%	14,023,313	6.3%
Operating Expenses	5,150,506	1.7%	2,988,583	1.3%
Operating Income	58,370,849	19.4%	11,034,730	5.0%
Other Income (Expense), net	719,654	0.2%	(475,957)	(0.2)%
Net Income	59,090,503	19.6%	10,558,773	4.8%
Net Income attributable to Non-controlling interest	10,316,612	3.4%	526,752	0.2%
Net Income attributable to Granite Falls Energy, LLC	$48,773,891	16.2%	$10,032,021	4.6%

Revenues

The following table shows the sources of our revenue for the fiscal year ended October 31, 2014.

Revenue Sources	Amount	Percentage of Total Revenues
Ethanol sales	$241,095,335	80.1%
Distillers grains sales	51,411,835	17.1%
Corn oil sales	6,947,266	2.3%
Other/Miscellaneous	1,500,548	0.5%
Total Revenues	$300,954,984	100.0%

The following table shows the sources of our revenue for the fiscal year ended October 31, 2013. Due to our acquisition of a majority ownership of HLBE on July 31, 2013 (through the acquisition of Project Viking), only the revenues of HLBE for the fourth quarter of fiscal year 2013 is included in the sources of revenus for fiscal year 2013 presented below.

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

Distillers' Grains

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

Cost of Sales

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

Operating Income

Our income from operations for our fiscal year ended October 31, 2014 was 19.4% of our revenues compared to 5.0% of our revenues for our fiscal year ended October 31, 2013. For our fiscal year ended October 31, 2014, we reported operating income of approximately $58.4 million and for our fiscal year ended October 31, 2013, we had operating income of approximately$11.0 million. This increase from period to period resulted from increased production, the improvement of our net margin between the price we received for ethanol and the cost of corn and natural gas used in manufacturing, and a full year of activity for the HLBE plant in fiscal year 2014.

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

Changes in Financial Condition for the Fiscal Year Ended October 31, 2015 and 2014

The following table highlights the changes in our financial condition for the fiscal year ended ended October 31, 2015 from our previous fiscal year ended October 31, 2014:

	October 31, 2015	October 31, 2014
Current Assets	$35,513,044	$49,402,165
Total Assets	$122,011,081	$139,662,533
Current Liabilities	$9,139,680	$11,579,888
Long-Term Debt	$6,711,975	$2,112,412
Members' Equity attributable to Granite Falls Energy, LLC	$84,602,607	$103,152,157
Non-controlling Interest	$21,556,819	$22,818,076

Total assets were at approximately $139.7 million at October 31, 2014 compared to approximately $122.0 million at October 31, 2015 as a result of a significant decrease in cash and a decrease in property and equipment related to accumulated depreciation at October 31, 2015.

Current assets totaled approximately $49.4 million at October 31, 2014 compared to approximately $35.5 million at October 31, 2015. This decrease was primarily due to a decrease in cash of approximately $14.5 million at October 31, 2015, which was a result of decreased profitability during the period and payment of distributions to members in January 2015. This decrease was offset slightly by an increase in inventory and accounts receivable.

A decrease in our property and equipment also contributed to the decrease in total assets. Property and equipment, less accumulated depreciation, totaled approximately $84.3 million at October 31, 2015, which is $3.7 million less than our property and equipment, less accumulated depreciation, at October 31, 2014. The decrease is due to depreciation expense of approximately $9.6 million offset during the 2015 fiscal year, offset by capital expenditures of approximately $5.5 million for ethanol production equipment additions at both plants and pipeline construction activities at Agrinatural during the same period.

Total current liabilities decreased slightly, declining from approximately $11.6 million at October 31, 2014 compared to approximately to approximately $9.1 million at October 31, 2015. This decrease was primarily due to a decrease in our accounts payable to approximately $4.6 million at October 31, 2015 from approximately $8.1 million at October 31, 2014, a decrease of corn payable to FCE to approximately $1.5 million at October 31, 2015 from approximately $2.0 million at October 31, 2014, and a decrease in the current portion of HLBE's long-term debt to approximately $518,000 at October 31, 2015 as compared to approximately $846,000 at October 31, 2014. The decrease in our accounts payable is primarily due to a decrease in Agrinatural's accounts payables for pipeline construction in progress from period to period. The decrease in the current liability of our long-term debt was a result of scheduled debt repayments during the fiscal year. The decrease in our accounts payable and corn payable to FCE is due primarily to lower corn prices during the fiscal year which reduced the amount of our corn payable at October 31, 2015. Offsetting the decreases in accounts payable and current portion of long-term debt was liability for HLBE of $1.8 million in checks drawn in excess of bank balance at October 31, 2015. Our outstanding checks in excess of HLBE's bank balance represents any checks that HLBE has issued which have not yet been cashed which exceed the cash HLBE has in its bank account. Checks that HLBE issues are paid from its revolving lines of credit and any cash that HLBE generates is used to pay down its lines of credit with our primary lender.

Long-term debt totaled approximately $2.1 million at October 31, 2014, which is significantly less than our long-term debt as of October 31, 2015, which totaled approximately $6.7 million. The increase is due to increased borrowings on our AgStar debt facilities to finance a portion of distributions made to unit holders in January 2015 and an additional $3.5 million used to fund intercompany loans to Agrinatural.

Members’ equity attributable to Granite Falls Energy, LLC totaled approximately $103.2 million at October 31, 2014, as compared to members' equity attributable to Granite Falls Energy, LLC of approximately $84.6 million at October 31, 2015 . The decrease was related to the distribution to our members of approximately $32.1 million during January 2015. This decrease in members' equity was offset by net income attributable to Granite Falls Energy, LLC of approximately $13.6 million for the fiscal year ended October 31, 2015.

Non-controlling interest totaled approximately $22.8 million at October 31, 2014 compared to approximately $21.6 million at October 31, 2015.  This is directly related to recognition of the 49.4% non-controlling interest in HLBE at October 31, 2015 and net income attributable to the non-controlling interest during the 2015 fiscal year and a distribution to non-controlling members of approximately 4.6 million during 2015.

Liquidity and Capital Resources

Our principal sources of liquidity consist of cash provided by operations, cash and equivalents on hand, and available borrowings under our credit facility with United FCS and AgStar. Our principal uses of cash are to pay operating expenses of the plant, to make debt service payments on our long-term debt, and to make distribution payments to our members. We expect to have sufficient cash generated by continuing operations and current lines of credit to fund our operations for the next twelve months. We also expect that HLBE will have sufficient cash generated by its continuing operations and current lines of credit to fund its operations for the next twelve months.

We do not currently anticipate any significant purchases of property and equipment that would require us to secure additional capital in the next twelve months. Our grain storage expansion project is being funded from current earnings from operations and we do not expect that we will require additional capital to fund this project. HLBE's RTO replacement project is being funded from HLBE's current earnings from operations and we do not expect that HLBE will require additional capital to fund this project.

Management continues to evaluate conditions in the ethanol industry and explore opportunities to improve the efficiency and profitability of our operations which may require additional capital to supplement cash generated from operations and our current lines of credit.

Year Ended Compared October 31, 2015 to Year Ended October 31, 2014

The following table summarizes our sources and uses of cash and equivalents from our consolidated statements of cash flows for the fiscal years ended October 31, 2015 and 2014:

	2015	2014
Net cash provided by operating activities	$21,602,643	$65,287,009
Net cash used in investing activities	(5,465,444)	(5,102,663)
Net cash used in financing activities	(30,649,673)	(34,134,110)
Net increase (decrease) in cash	$(14,512,474)	$26,050,236

Operating Cash Flows

Cash provided by operating activities were approximately $ 43.7 million less for the fiscal year ended October 31, 2015, compared to the fiscal year ended October 31, 2014. This difference is primarily due a decrease in our net income of approximately $42.1 million during fiscal year 2015. Currently, our capital needs are being adequately met through cash flows from our operating activities and our currently available credit facilities.

Investing Cash Flows

Cash used in investing activities increased slightly by approximately $363,000 for the fiscal year ended October 31, 2015, compared to the fiscal year ended October 31, 2014. This increase is due primarily to an approximately $282,000 increase in capital expenditures for the fiscal year ended October 31, 2015. During the fiscal year ended October 31, 2015, we used cash at the HLBE plant to purchase a condenser and sieve beads to remediate the system pressure fluctuations HLBE experienced during the first fiscal quarter and make a down payment on the RTO replacement equipment. During the fiscal year ended October 31, 2015, we used cash at the GFE plant to for our grain bin storage expansion and rail loop projects. During the same period of 2014, we used cash of approximately $5.2 million primarily for payments for pipeline construction in progress at Agrinatural, which was offset by approximately $80,000 of proceeds from the sales of equipment during fiscal 2014.

Financing Cash Flows

Cash used in financing activities was approximately $30.6 million for the fiscal year, consisting primarily of payments of approximately $32.1 million in distributions to members and $4.6 million in distributions by HLBE to its unit holders other than GFE. These payments were partially offset by approximately $4.3 million in net proceeds from long term debt and approximately $1.8 million in checks in excess of bank balance. During the same period of 2014, we made payments of $5.5 million in distributions to members, $28.4 million on our long term debt, net and $207,000 on HLBE's subordinated convertible notes.

Year Ended October 31, 2014 Compared to Year Ended October 31, 2013

The following table summarizes our sources and uses of cash and equivalents from our consolidated statements of cash flows for for the fiscal years ended October 31, 2014 and 2013:

	2014	2013
Net cash provided by operating activities	$65,287,009	$22,715,888
Net cash used in investing activities	(5,102,663)	(9,073,284)
Net cash used in financing activities	(34,134,110)	(13,169,658)
Net increase in cash	$26,050,236	$472,946

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

Credit Arrangements

Granite Falls Energy

We have a credit facility with United FCS consisting of a long-term revolving term loan. Our credit facility with United FCS is secured by substantially all our assets. There are no savings account balance collateral requirements as part of this credit facility. CoBank serves as administrative agent for this credit facility.

The Company's credit facility with United FCS is subject to numerous covenants requiring us to maintain various financial ratios. As of October 31, 2015, we were in compliance with these financial covenants and expect to be in compliance throughout fiscal 2016.

Under the Company's long-term revolving term loan, we could initially borrow, repay, and re-borrow up to $18.0 million. However, the amount available for borrowing under this facility reduces by $2.0 million every six months, beginning September 1, 2014, with the final reduction on March 1, 2018. Therefore, at October 31, 2015, the amount we may borrow under this facility was $12.0 million. The interest rate for this facility is based on the bank's "One Month LIBOR Index Rate" plus 3.05%. The facility is available through March 31, 2018. As of October 31, 2015 and October 31, 2014, there was no outstanding balance on the revolving term loan.

At October 31, 2015, we had letters of credit totaling approximately $289,000 with United FCS as part of a credit requirement of Northern Natural Gas. Subsequent to our fiscal year end, Norther Natural Gas waived this credit requirement and the letters of credit were canceled and are no longer outstanding.

Heron Lake BioEnergy

Credit Arrangements with AgStar

HLBE has a comprehensive credit facility with AgStar Financial Services, FCLA (“AgStar”) which consists of a revolving term loan with a maturity date of March 1, 2022.  The credit facility is secured by all of HLBE's real property, equipment and other assets.  HLBE's credit facility with AgStar is subject to numerous covenants requiring us to maintain various financial ratios.

Under the AgStar revolving term note, HLBE could initially borrow, repay, and re-borrow up to $28.0 million.  However, the maximum principal amount of this loan decreases by $3.5 million annually starting on March 1, 2015 and continuing each anniversary thereafter until maturity.  Therefore, the amount available under this facility at October 31, 2015 was $24.5 million.

Interest on this loan accrues at 3.25% above the One-Month London Interbank Offered Rate (LIBOR) Index rate.  HLBE may elect to enter into a fixed interest rate on this loan at various times throughout the term of the loan as provided in the loan agreements. In the event any amount is outstanding on this loan in excess of the new credit limit, HLBE agreed to repay principal on the loan until we reach the new credit limit.  HLBE agreed to pay an annual fee of 0.5% of the unused portion of this loan.  The revolving term loan is subject to a prepayment fee for any prepayment on the term loan prior to July 1, 2016 due to refinancing. HLBE had approximately $4.8 million outstanding on this loan at October 31, 2015 and had no balance outstanding at October 31, 2014. The interest rate was 3.45% and 3.41% at October 31, 2015, and October 31, 2014, respectively.

For additional information related to the the revolving term note, see Note 9 included herein as part of the Notes to the Consolidated Financial Statements.

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

In October 2003, HLBE entered into an industrial water supply development and distribution agreement with the City of Heron Lake, Jackson County, and Minnesota Soybean Processors, an unrelated company. In consideration of this agreement, HLBE and Minnesota Soybean Processors are allocated equally the debt service on $735,000 in water revenue bonds that were issued by the City to support this project that mature in February 2019. The parties have agreed that prior to the scheduled expiration of the agreement, they will negotiate in good faith to replace the agreement with a further agreement regarding the wells and related facilities. In May 2006, HLBE entered into an industrial water supply treatment agreement with the City of Heron Lake and Jackson County. Under this agreement, HLBE pays monthly installments over 24 months starting January 1, 2007 equal to one years' debt service on approximately $3.6 million in water revenue bonds, which will be returned to HLBE if any funds remain after final payment in full on the bonds and assuming HLBE complies with all payment obligations under the agreement. As of October 31, 2015 and 2014, there was a total of approximately $2.0 million and $2.3 million in outstanding water revenue bonds, respectively. HLBE classifies its obligations under these bonds as assessments payable. The interest rates on the bonds range from 0.50% to 8.73%.

To fund the purchase of the distribution system and substation for the HLBE plant, HLBE entered into a loan agreement with Federated Rural Electric Association pursuant to which it borrowed $600,000 by a secured promissory note. Under the note HLBE is required to make monthly payments to Federated Rural Electric Association of $6,250 consisting of principal and an annual maintenance fee of 1% beginning on October 10, 2009. In exchange for this loan, Federated Rural Electric Association was granted a security interest in the distribution system and substation for the plant. The balances of this loan at October 31, 2015 and 2014 were approximately $144,000 and $219,000, respectively.

HLBE financed its corn oil separation equipment from the equipment vendor. HLBE pays approximately $40,000 per month on this debt, conditioned upon revenue generated from the corn oil separation equipment. The monthly payment includes implicit interest of 5.57% until maturity, which was in May 2015. The note was secured by the corn oil separation equipment. HLBE paid the balance of this loan in full during the quarter ended April 30, 2015.

HLBE also has a note payable to the minority owner of Agrinatural Gas, LLC in the amount of $300,000 at October 31, 2015 and 2014. Interest on the note is One Month LIBOR rate plus 4.0% and payment is due on demand at the discretion of the board of managers of Agrinatural.

HLBE Loans to Agrinatural

Original Agrinatural Credit Facility

On July 29, 2014, HLBE entered into an intercompany loan agreement and related loan documents with Agrinatural (the "Original Agrinatural Credit Facility"). Under the Original Agrinatural Credit Facility, HLBE agreed to make a five-year term loan in the principal amount of $3.05 million to Agrinatural for use by Agrinatural to repay approximately $1.4 million of its outstanding debt and provide approximately $1.6 million of working capital to Agrinatural. The Original Agrinatural Credit Facility contains customary financial and non-financial affirmative covenants and negative covenants for loans of this type and size.

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

Interest on the Original Agrinatural Credit Facility was not amended and accrues at a variable rate equal to the One-Month LIBOR rate plus 4.0%, with the interest rate capped and not to exceed 6.0% per annum. Accrued interest is due and payable on a monthly basis. Except as otherwise provided in the Allonge, all of the terms and conditions contained in the Original Agrinatural Credit Facility remain in full force and effect.

In exchange for the Loan Agreement, the Agrinatural executed a security agreement granting HLBE a first lien security interest in all of Agrinatural's equipment and assets and a collateral assignment assigning HLBE all of Agrinatural's interests in its contracts, leases, easements and other agreements. In addition, RES, the minority owner of Agrinatural, executed a guarantee under which RES guaranteed full payment and performance of 27% of Agrinatural's obligations to the Company.

The balance of this loan was approximately $2.8 million at October 31, 2015 and $3.05 million at October 31, 2014.

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

In exchange for the Additional Agrinatural Credit Facility, the Agrinatural executed a security agreement granting HLBE a first lien security interest in all of Agrinatural's equipment and assets and a collateral assignment assigning HLBE all of Agrinatural's interests in its contracts, leases, easements and other agreements. In addition, RES executed a guarantee under which RES guaranteed full payment and performance of 27% of Agrinatural's obligations to the Company under the Additional Agrinatural Credit Facility.

The balance of this loan was approximately $3.3 million at October 31, 2015.

Contractual Obligations

The following table provides information regarding the contractual obligations of the Company as of October 31, 2015:

	Total	Less than One Year	One to Three Years	Three to Five Years	Greater Than Five Years
Long-Term Debt Obligations (1)	$8,469,727	$810,071	$1,436,077	$1,085,882	$5,137,697
Operating Lease Obligations (2)	16,776,110	5,379,490	5,561,770	2,328,750	3,506,100
Purchase Obligations (3)	3,329,460	3,329,460	—	—	—
Total Contractual Obligations	$28,575,297	$9,519,021	$6,997,847	$3,414,632	$8,643,796

(1) Long-term debt obligations include both principal and interest payments.
(2) Operating lease obligations include the Company's rail car lease (Note 11).
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

At October 31, 2015, we had exposure to interest rate risk from the amounts outstanding on HLBE's credit facilities with AgStar Financial Services, PCA. Below is a sensitivity analysis we prepared regarding our income exposure to changes in interest rates. The sensitivity analysis below shows the anticipated effect on our income from a 10% adverse change in interest rates for a one-year period.

Outstanding Variable Rate Debt at	Interest Rate at	Interest Rate Following 10% Adverse Change	Approximate Adverse Change to Income
October 31, 2015	October 31, 2015
$5,123,000	3.45%	3.80%	$18,000

At October 31, 2014, we had no exposure to interest rate risk as we had no amounts outstanding on our credit facilities with United FCS, PCA or HLBE's credit facilities with AgStar Financial Services, PCA.

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

As of October 31, 2015, we had price protection in place for approximately 3.5% of GFE's anticipated corn needs at the GFE plant and 2.5% of GFE's ethanol sales for the next 12 months. As of October 31, 2015, we had price protection in place for approximately 7% of HLBE's anticipated corn needs and 2% of its ethanol sales for the next 12 months. As input prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for us.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the spot prices of corn, natural gas, and ethanol as of October 31, 2015, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from October 31, 2015 for both the Granite Falls, Minnesota and Heron Lake, Minnesota production plants. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of October 31, 2015	Approximate Adverse Change to Income
Natural Gas	3,200,000	MMBTU	10%	$1,051,000
Ethanol	120,000,000	Gallons	10%	$17,760,000
Corn	40,827,000	Bushels	10%	$14,249,000

For comparison purposes, our sensitivity analysis for our 2014 fiscal year is set forth below:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of October 31, 2014	Approximate Adverse Change to Income
Natural Gas	2,600,000	MMBTU	10%	$1,257,000
Ethanol	91,750,000	Gallons	10%	$15,849,000
Corn	32,100,000	Bushels	10%	$11,129,000

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Governors
Granite Falls Energy, LLC and Subsidiaries
Granite Falls, Minnesota
We have audited the accompanying consolidated balance sheets of Granite Falls Energy, LLC and Subsidiaries (the "Company") as of October 31, 2015 and 2014, and the related consolidated statements of operations, changes in members’ equity, and cash flows for each of the years in the three-year period ended October 31, 2015. Granite Falls Energy, LLC’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Granite Falls Energy, LLC and Subsidiaries as of October 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the three-year period ended October 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

/s/ Boulay PLLP
Certified Public Accountants

Minneapolis, Minnesota
January 27, 2016

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES
Consolidated Balance Sheets

ASSETS	October 31, 2015	October 31, 2014

Current Assets
Cash	$12,696,536	$27,209,010
Restricted cash	—	492,099
Accounts receivable	9,667,472	9,281,701
Inventory	12,212,025	10,725,144
Commodity derivative instruments	677,149	1,295,738
Prepaid expenses and other current assets	259,862	398,473
Total current assets	35,513,044	49,402,165

Property and Equipment, net	84,304,162	88,028,345

Goodwill	1,372,473	1,372,473

Other Assets	821,402	859,550

Total Assets	$122,011,081	$139,662,533

LIABILITIES AND MEMBERS' EQUITY

Current Liabilities
Current maturities of long-term debt	$517,957	$846,235
Checks drawn in excess of bank balance	1,836,682	—
Accounts payable	4,643,130	8,086,119
Corn payable to FCE	1,486,247	1,997,540
Commodity derivative instruments	1,114	—
Accrued liabilities	654,550	649,994
Total current liabilities	9,139,680	11,579,888

Long-Term Debt, less current portion	6,711,975	2,112,412

Commitments and Contingencies

Members' Equity
Members' equity attributable to Granite Falls Energy, LLC consists of 30,606 units authorized, issued, and outstanding	84,602,607	103,152,157
Non-controlling interest	21,556,819	22,818,076
Total members' equity	106,159,426	125,970,233

Total Liabilities and Members' Equity	$122,011,081	$139,662,533

Notes to the Consolidated Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES
Consolidated Statements of Operations

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	October 31, 2015	October 31, 2014	October 31, 2013

Revenues	$231,254,508	$300,954,984	$224,100,934

Cost of Goods Sold	208,654,190	237,433,629	210,077,621

Gross Profit	22,600,318	63,521,355	14,023,313

Operating Expenses	5,175,915	5,150,506	2,988,583

Operating Income	17,424,403	58,370,849	11,034,730

Other Income (Expense):
Other income (expense), net	38,169	242,920	(48,373)
Interest income	9,369	8,886	813
Interest expense	(525,108)	(485,238)	(428,397)
Settlement of debt premium	—	953,086	—
Total other income (expense), net	(477,570)	719,654	(475,957)

Net Income	$16,946,833	$59,090,503	$10,558,773

Net Income Attributable to Non-controlling Interest	$3,360,083	$10,316,612	$526,752

Net Income Attributable to Granite Falls Energy, LLC	13,586,750	48,773,891	10,032,021

Weighted Average Units Outstanding - Basic and Diluted	30,606	30,606	30,606

Amounts attributable to Granite Falls Energy, LLC:

Net Income Per Unit - Basic and Diluted	$443.92	$1,593.61	$327.78

Distributions Per Unit	$1,050.00	$180.00	$—

Notes to the Consolidated Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES
Consolidated Statement of Changes in Members' Equity

	Members' Equity Attributable to Granite Falls Energy, LLC	Non-controlling Interest	Total Members' Equity

Balance - October 31, 2012	$49,855,325	$—	$49,855,325

Recognition of non-controlling interest upon acquisition of business	—	7,159,741	7,159,741
Distribution attributable to non-controlling interest	—	(38,336)	(38,336)
Issuance of subsidiary units attributable to non-controlling interest	—	832,500	832,500
Net income attributable to non-controlling interest	—	526,752	526,752
Net income attributable to Granite Falls Energy, LLC	10,032,021	—	10,032,021

Balance - October 31, 2013	59,887,346	8,480,657	68,368,003

Distribution	(5,509,080)	—	(5,509,080)
Cancellation of accrued distribution to non-controlling interest	—	84,807	84,807
Issuance of subsidiary units attributable to non-controlling interest	—	3,936,000	3,936,000
Net income attributable to non-controlling interest	—	10,316,612	10,316,612
Net income attributable to Granite Falls Energy, LLC	48,773,891	—	48,773,891

Balance - October 31, 2014	103,152,157	22,818,076	125,970,233

Distribution	(32,136,300)	(4,621,340)	(36,757,640)
Net income attributable to non-controlling interest	—	3,360,083	3,360,083
Net income attributable to Granite Falls Energy, LLC	13,586,750	—	13,586,750

Balance - October 13, 2015	$84,602,607	$21,556,819	$106,159,426

Notes to the Consolidated Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Fiscal Years Ended October 31,
	2015		2014	2013

Cash Flows from Operating Activities:
Net income	$16,946,833		$59,090,503	$10,558,773
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	9,650,226		9,267,367	5,549,204
Change in fair value of commodity derivative instruments	(303,925)		(1,134,402)	(155,563)
Loss on sale of equipment and other	—		137,397	—
Settlement of debt premium	—		(953,086)	—
Changes in operating assets and liabilities:
Restricted cash	492,099		(98,349)	611,205
Commodity derivative instruments	923,628		(236,449)	185,113
Accounts receivable	(385,771)		(2,831,007)	3,910,961
Inventory	(1,486,881)		1,645,133	1,946,049
Prepaid expenses and other current assets	138,611		698,010	176,061
Accounts payable	(4,376,733)		(336,051)	(5,995)
Accrued liabilities	4,556		37,943	(59,920)
Net Cash Provided by Operating Activities	21,602,643		65,287,009	22,715,888

Cash Flows from Investing Activities:
Payments for capital expenditures	(5,465,444)		(5,182,948)	(2,636,048)
Proceeds from sale of land and equipment	—		80,285	540,000
Payments for acquisition of Project Viking, net of cash acquired	—		—	(6,977,236)
Net Cash Used in Investing Activities	(5,465,444)		(5,102,663)	(9,073,284)

Cash Flows from Financing Activities:
Proceeds from long-term debt	13,440,989	—	—	—
Payments on long-term debt	(9,169,704)		(28,418,030)	(16,840,158)
Issuance of (payments on) subsidiary convertible subordinated debt	—		(207,000)	3,670,500
Checks in excess of bank balance	1,836,682		—	—
Distributions to non-controlling interests	(4,621,340)		—	—
Member distributions paid	(32,136,300)		(5,509,080)	—
Net Cash Used in Financing Activities	(30,649,673)		(34,134,110)	(13,169,658)

Net Increase (Decrease) in Cash	(14,512,474)		26,050,236	472,946

Cash - Beginning of Period	27,209,010		1,158,774	685,828

Cash - End of Period	$12,696,536		$27,209,010	$1,158,774

Notes to the Consolidated Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Fiscal Years Ended October 31,
	2015	2014	2013

Supplemental Cash Flow Information
Cash paid during the period for:
Interest expense	$525,108	$1,485,331	388,306

Supplemental Disclosure of Noncash Investing, Operating and Financing Activities

Conversion of subsidiary subordinated convertible notes	$—	$3,936,000	$934,500
Cancellation of accrued distribution to non-controlling interest	$—	$84,807	$—
Distribution to non-controlling interest in accrued expenses	$—	$—	$38,336
Capital expenditures and construction in process included in accounts payable	$422,451	$3,359,225	$605,750

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

Heron Lake BioEnergy, LLC (“HLBE”) is a Minnesota limited liability company currently producing fuel-grade ethanol, distillers' grains, and crude corn oil near Heron Lake, Minnesota and sells these products, pursuant to marketing agreements, throughout the continental United States. HLBE's plant has an approximate annual production capacity of 60 million gallons, but is currently permitted to produce up to 72.3 million gallons per year of undenatured ethanol on a twelve month rolling sum basis. Additionally, HLBE, through a majority owned subsidiary, operates a natural gas pipeline that provides natural gas to the HLBE’s ethanol production facility and other customers.

Principles of Consolidation

The accompanying consolidated financial statements consolidate the operating results and financial position of GFE, and its approximately 50.6% owned subsidiary, HLBE (through GFE's 100% ownership of Project Viking, LLC). Given the Company’s control over the operations of HLBE and its majority voting, interest, the Company consolidates the financial statements of HLBE with its consolidated financial statements. The remaining approximately 49.4% ownership of HLBE is included in the consolidated financial statements as a non-controlling interest. HLBE, through its wholly owned subsidiary, HLBE Pipeline Company, LLC, owns 73% of Agrinatural Gas, LLC (“Agrinatural”). Given HLBE’s control over the operations of Agrinatural and its majority voting interest, HLBE consolidates the financial statements of Agrinatural with its consolidated financial statements, with the equity and earnings attributed to the remaining 27% non-controlling interest. All intercompany balances and transactions are eliminated in consolidation. The acquisition occurred on July 31, 2013 and therefore the 2013 consolidated statements of operations only include the three month period ended October 31, 2013 of HLBE. See Note 3 for details of acquisition.

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

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

Restricted Cash

The Company is periodically required to maintain at its broker cash balances related to open commodity derivative instrument positions as discussed in Note 7.

Accounts Receivable

Credit terms are extended to customers in the normal course of business. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral.

Accounts receivable are recorded at their estimated net realizable value. Accounts are considered past due if payment is not made on a timely basis in accordance with the Company's credit terms. Accounts considered uncollectible are written off. The Company follows a policy of providing an allowance for doubtful accounts; however, based on historical experience, and its evaluation of the current status of receivables, the Company is of the belief that such accounts will be collectible in all material respects and thus an allowance was not necessary at October 31, 2015 or 2014. It is at least possible this estimate will change in the future.

Inventory

Inventory is stated at the lower of cost or net realizable value in accordance with the Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2015-11 issued in July 2015. See "Recently Issued Accounting Pronouncements, Inventory Measurement (Adopted)" below for additional information regarding ASU No. 2015-11. Cost for all inventories is determined using the first in first out method (FIFO). Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Inventory consists of raw materials, work in process, finished goods, and supplies. Corn is the primary raw material along with other raw materials. Finished goods consist of ethanol, distillers' grains, and corn oil.

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

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Contracts that meet the requirements of normal purchases or normal sales are documented as normal and exempted from accounting and reporting requirements, and therefore, are not marked to market in our consolidated financial statements.

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

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided over the following estimated useful lives by use of the straight-line method.

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

Long-Lived Assets

Long-lived assets, such as property, plant, and equipment, and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by an asset to the carrying value of the asset. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including, but not limited to, discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. No indicators of impairment existed during fiscal 2015, 2014, or 2013 that would have triggered impairment testing, and therefore, no impairment expense was recorded during fiscal 2015, 2014 or 2013.

Fair Value of Financial Instruments

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in our balance sheets, the Company has elected not to record any other assets or liabilities at fair value. No events occurred during the fiscal years ended October 31, 2015, 2014 or 2013 that required adjustment to the recognized balances of assets or liabilities, which are recorded at fair value on a nonrecurring basis.

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

Income Taxes

The Company is treated as a partnership for federal and state income tax purposes, and generally does not incur income taxes. Instead its earnings and losses are included in the income tax returns of its members. Therefore, no provision or liability for federal or state income taxes has been included in these financial statements. The Company had no significant uncertain tax positions as of October 31, 2015 or 2014 that would require disclosure. For years before 2012, the Company is no longer subject to United States Federal or state income tax examinations.

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

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Environmental Liabilities

The Company's operations are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which it operates. These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its location. Accordingly, the Company has adopted policies, practices, and procedures in the areas of pollution control, occupational health, and the production, handling, storage, and use of hazardous materials to prevent material environmental or other damage, and to limit the financial liability, which could result from such events. Environmental liabilities are recorded when the liability is probable and the costs can be reasonably estimated. No expense has been recorded for the fiscal years ended October 31, 2015, 2014, or 2013.

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

Goodwill

Goodwill represents the cost in excess of the fair value of net assets acquired. The Company conducts impairment assessments annually or when events indicate a triggering event has occurred. No indicators of impairment existed during fiscal 2015, 2014 or 2013 that would have triggered impairment testing, and therefore, no impairment expense was recorded during 2015, 2014 or 2013.

Recently Issued Accounting Pronouncements

Inventory Measurement (Adopted)

In July 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-11, which amended Inventory (Topic 330) Related to Simplifying the Measurement of Inventory of the Accounting Standards Codification. The amended guidance applies to all inventory except that which is measured using last-in, first-out (LIFO) or the retail inventory method. Inventory measured using first-in, first-out (FIFO) or average cost is included in the new amendments. Inventory within the scope of the new guidance should be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments will take effect for the Company for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The new guidance should be applied prospectively, and earlier application is permitted as of the beginning of an interim or annual reporting period. The Company has elected to adopt the standard as of November 1, 2014, and it did not have a material effect on the financial statements.

Contract Revenue Recognition (Evaluating)

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

In May 2014 and amended in August 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09 which amended the Revenue from Contracts with Customers (Topic 606) of the Accounting Standards Codification. The core principle of the new guidance is that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration the entity receives or expects to receive. The guidance will be effective for the Company for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. The Company is still evaluating the guidance and its effect on its financial statements.

2. RISKS AND UNCERTAINTIES

The Company has certain risks and uncertainties that it experiences during volatile market conditions. These volatilities can have a severe impact on operations.  The Company's revenues are derived primarily from the sale and distribution of ethanol, distillers' grains and corn oil, which comprises less than 1% of total revenue, to customers primarily located in the United States. Corn for the production process is supplied to our plant primarily from local agricultural producers and from purchases on the open market.  Ethanol sales typically average 75-85% of total revenues and corn costs typically average 65-85% of cost of goods sold.

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

The supply and demand for ethanol are impacted by federal and state legislation and regulation, most significantly the Renewable Fuels Standard ("RFS"), and any changes in legislation or regulation could cause the demand for ethanol to decline or its supply to increase, which could have a material adverse effect on our business, results of operations and financial condition, and the ability to operate at a profit.

On November 30, 2015, the EPA announced final Renewable Volume Obligation (“RVO”) requirements for the RFS for calendar years 2014, 2015 and 2016. Although the new RVO requirements set are above the proposed reductions, they are below the original requirements set by the RFS. Opponents of ethanol such as large oil companies will likely continue their efforts to repeal or reduce the RFS through lawsuits or lobbying of Congress. Successful reduction or repeal of the blending requirements of the RFS could result in a significant decrease in ethanol demand.

Current ethanol nameplate production capacity is approximately 15.5 billion gallons, with operating production capacity at approximately 14.9 billion gallons according to the Renewable Fuels Association (“RFA”). Reduction of blending requirements could reduce the demand for and price of ethanol. If demand for ethanol decreases, it could materially adversely affect our business, results of operations and financial condition.

Ethanol has historically traded at a discount to gasoline, however with the recent decline in oil prices, ethanol is currently trading at a premium to gasoline causing a disincentive for discretionary blending of ethanol beyond the required blend rate. Consequently, there may be a negative impact on ethanol pricing and demand, which could result in a material adverse effect on our business, results of operations and financial condition.

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

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

The assets and liabilities of Project Viking were recorded at their respective estimated fair values as of the date of the acquisition using generally accepted accounting principles for business combinations. The Company used a combination of the market and cost approaches that included unobservable level 3 inputs, to estimate the fair values of the assets acquired and liabilities assumed. The fair value of the long-term debt acquired was determined based on the present value of future contractual cash flows discounted at an interest rate that reflects the current borrowing rates available to the Company for loans with similar terms. The fair market value of the debt assumed was approximately $36.5 million and resulted in a debt premium balance of approximately $2.3 million being recorded as of the acquisition date. The debt premium is amortized as a reduction of interest expense over the term of the debt using the effective interest method. The value of the 36.66% non-controlling interest was determined by using the fair value method by using the most recent arms-length transaction of HLBE's units that did not include a control premium. The goodwill is attributable to the synergies expected to arise after the acquisition in the purchasing of inputs and the sale of outputs.  Goodwill is not expected to be deductible for tax purposes.  The fair value of the assets acquired includes account receivables of approximately $3.1 million, all of which are expected to be collectible.

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

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

The following represents the unaudited pro forma consolidated statement of operations as if the transaction occurred at the beginning of the following period:

For the year ended
October 31, 2013
Unaudited
Revenues	$349,304,556
Net income, including portion attributable to non-controlling interest of $712,289	$4,864,820
Net income per unit 30,614 weighted average units outstanding - basic and diluted	$116.16

The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of each of the periods presented. These amounts have been calculated after adjusting the results of HLBE to reflect the additional amortization of the debt premium that would have occurred assuming the fair value adjustment to long-term debt had been applied at the beginning of the period presented.

4. FAIR VALUE

The following table provides information on those derivative assets and liabilities measured at fair value on a recurring basis at October 31, 2015:

	Carrying Amount in Balance Sheet October 31, 2015	Fair Value October 31, 2015	Fair Value Measurement Using
			Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial Asset:
Commodity Derivative Instruments	$677,149	$677,149	$677,149	$—	$—
Financial Liabilities
Commodity Derivative Instruments	$1,114	$1,114	$1,114	$—	$—

The following table provides information on those derivative assets measured at fair value on a recurring basis at October 31, 2014:

	Carrying Amount in Balance Sheet October 31, 2014	Fair Value October 31, 2014	Fair Value Measurement Using
			Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial Asset:
Commodity Derivative Instruments	$1,295,738	$1,295,738	$1,295,738	$—	$—

We determine the fair value of commodity derivative instruments by obtaining fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes and live trading levels from the Chicago Board of Trade market and New York Mercantile Exchange.

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

5. CONCENTRATIONS

GFE sells all of the ethanol, distiller grains, and corn oil produced to two customers under marketing agreements at October 31, 2015. One customer accounted for approximately 89% and 93% of the outstanding accounts receivable balance at October 31, 2015 and 2014, respectively. Two customers accounted for approximately 99%, 99% and 100% of revenue for the years ended October 31, 2015, 2014, and 2013, respectively.

HLBE sells all of the ethanol and distiller grains produced to two customers under marketing agreements at October 31, 2015. Two customers accounted for approximately 97% and 88% of the outstanding accounts receivable balance at October 31, 2015 and 2014, respectively. These customers accounted for approximately 97%, 96% and 97% of revenue for the years ended October 31, 2015, 2014, and 2013, respectively.

6. INVENTORY

Inventory consists of the following:

	October 31, 2015	October 31, 2014
Raw materials	$4,504,388	$4,867,269
Supplies	2,631,452	2,449,995
Work in process	1,445,084	1,459,253
Finished goods	3,631,101	1,948,627
Totals	$12,212,025	$10,725,144

The Company performs a lower of cost or net realizable value analysis on inventory to determine if the market values of certain inventories are less than their carrying value, which is attributable primarily to decreases in market prices of corn and ethanol. Based on the lower of cost or net realizable value analysis, the Company did not record a material lower of cost or net realizable charge on certain inventories for the fiscal years ended October 31, 2015, 2014 or 2013.

7. DERIVATIVE INSTRUMENTS

As of October 31, 2015, the total notional amount of the Company's outstanding corn derivative instruments was approximately 2,615,000 bushels, comprised of 740,000 and 1,875,000 bushel equivalent positions held by GFE and HLBE, respectively, that were entered into to hedge forecasted corn purchases through December 2016. There may be offsetting positions that are not shown on a net basis that could lower the notional amount of positions outstanding as disclosed above.

The following tables provide details regarding the Company's derivative instruments at October 31, 2015, none of which were designated as hedging instruments:

	Balance Sheet location	Assets	Liabilities
Corn contracts - GFE	Commodity derivative instruments	$—	$1,114
Corn contracts - HLBE	Commodity derivative instruments	677,149	—
Totals		$677,149	$1,114

As of October 31, 2015 the Company did not have any of cash collateral (restricted cash) related to commodity derivatives held by a broker.

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
Notes to Consolidated Financial Statements

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

The following tables provide details regarding the gains from Company's derivative instruments in statements of operations, none of which are designated as hedging instruments:

	Statement of	Fiscal Years Ended October 31,
	Operations location	2015	2014	2013
Corn contracts	Cost of Goods Sold	$303,925	$1,134,402	$155,563
Total gain		$303,925	$1,134,402	$155,563

8. PROPERTY AND EQUIPMENT

A summary of property and equipment:

	October 31, 2015	October 31, 2014
Land and improvements	$13,348,732	$12,307,063
Railroad improvements	8,005,523	8,005,523
Process equipment and tanks	123,405,024	113,602,431
Administration building	907,652	1,015,361
Office equipment	569,328	265,792
Rolling stock	1,777,863	1,834,026
Construction in progress	2,013,765	7,109,796
	150,027,887	144,139,992
Less: accumulated depreciation	65,723,725	56,111,647
Net property and equipment	$84,304,162	$88,028,345

Depreciation expense totaled approximately $9,612,000, $9,209,000, and $5,937,000 for the fiscal years ended October 31, 2015, 2014, and 2013, respectively.

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

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

9. DEBT FACILITIES

Granite Falls Energy:

GFE has a credit facility with a lender. This is a revolving term loan facility in the amount of $18,000,000. However, the amount available for borrowing under this facility reduces by $2,000,000 semi-annually beginning September 1, 2014, with final payment due March 1, 2018. Therefore, at October 31, 2015, the amount the Company may borrow under this facility is $12,000,000.

The interest rate is based on the bank's One Month London Interbank Offered Rate (“LIBOR”) Index Rate, plus 3.05%. There was no outstanding balance on the revolving term loan on October 31, 2015 and October 31, 2014.

The credit facility requires GFE to comply with certain financial covenants. As of October 31, 2015 and 2014, GFE was in compliance with these financial covenants and expects to be in compliance throughout fiscal 2016.

The credit facility is secured by substantially all assets of the Company.

At October 31, 2015, GFE also had letters of credit totaling approximately $289,000 with the bank as part of a credit requirement of Northern Natural Gas. Subsequent to our fiscal year end, Norther Natural Gas waived this credit requirement and the letters of credit were cancelled and are no longer outstanding.

Heron Lake BioEnergy:

Revolving Term Note

The Company has a revolving term loan with a lender initially totaling $28,000,000. Under the terms of the credit facility, the revolving term loan commitment declines by $3,500,000 annually, starting March 1, 2015 and continues each anniversary thereafter until maturity. Therefore, the amount available on this facility at October 31, 2015 was $24,500,000. Amounts borrowed by the Company under the revolving term loan and repaid or prepaid may be re-borrowed at any time prior to the March 1, 2022 maturity date. Interest on the revolving term loan accrues at a variable rate equal to 3.25% above the One-Month London Interbank Offered Rate (“LIBOR”) Index rate. The Company may elect to enter into a fixed interest rate on this loan at various times throughout the term of the loan as provided in the loan agreements. The Company also agreed to pay an unused commitment fee on the unused portion of the revolving term loan commitment at the rate of 0.50% per annum. The revolving term loan is subject to a prepayment fee for any prepayment on the term loan prior to July 1, 2016 due to refinancing. The credit facility contains customary covenants. The loan is secured by substantially all of the Company assets including a subsidiary guarantee. The interest rate on the revolving term loan was 3.45% and 3.41% at October 31, 2015, and October 31, 2014, respectively.

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

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Long-term debt consists of the following:

	October 31, 2015	October 31, 2014
GRANITE FALLS ENERGY:
Revolving Term Loan	$—	$—

HERON LAKE BIOENERGY:
Revolving term note payable to lending institution, see terms above.	4,822,777	—
Assessment payable as part of water treatment agreement, due in semi-annual installments of $189,393 with interest at 6.55%, enforceable by statutory lien, with the final payment due in 2021. The Company made deposits for one years' worth of debt service payments of approximately $364,000, which is included with other assets that are held on deposit to be applied with the final payments of the assessment.	1,775,828	2,018,767
Assessment payable as part of water treatment agreement, due in semi-annual installments of $25,692 with interest at 0.50%, enforceable by statutory lien, with the final payment due in 2016.	51,199	102,074
Assessment payable as part of water supply agreement, due in monthly installments of $3,942 with interest at 8.73%, enforceable by statutory lien, with the final payment due in 2019.	136,378	172,072
Note payable to electrical company with monthly payments of $6,250 with interest at 0.00% and a 1.00% maintenance fee due each October, due September 2017. The electrical company is a member of the Company.	143,750	218,750
Note payable to non-controlling interest member of Agrinatural. Interest is at One Month LIBOR plus 4.0%. The note is considered due on demand with payments due at Agrinatural Board of Managers discretion.	300,000	300,000
Equipment payable on corn oil separation equipment from a vendor. The Company paid approximately $40,000 per month conditioned upon revenue generated from the corn oil equipment. The monthly payment included implicit interest of 5.57%. This note was paid in full in February 2015.	—	146,984
Totals	7,229,932	2,958,647
Less amounts due within one year	517,957	846,235
Net long-term debt	$6,711,975	$2,112,412

Estimated maturities of long-term debt at October 31, 2015 are as follows:

2016	$517,957
2017	480,064
2018	432,182
2019	319,376
2020	326,798
After 2020	5,153,555
Total debt	$7,229,932

10. MEMBERS' EQUITY

The Company has one class of membership units. The units have no par value and have identical rights, obligations and privileges. Income and losses are allocated to all members based upon their respective percentage of units held. As of October 31, 2015, 2014 and 2013, the Company had 30,606 membership units authorized, issued, and outstanding, respectively.

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Subsequent to fiscal year end, in December 2015, the Board of Governors declared a cash distribution of $315 per unit or approximately $9,641,000 for unit holders of record as of December 17, 2015 was paid on January 25, 2016.

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

11. LEASES

GFE has lease agreements with leasing companies for 219 rail cars for the transportation of the Company’s ethanol with various maturity dates through November 2021. The rail car lease payments are due monthly in the aggregate amount of approximately $190,000.

GFE has lease agreements with leasing companies for 115 hopper cars to assist with the transport of the distiller’s grains by rail with various maturity dates through November 2025. The rail car lease payments are due monthly in the amount of approximately $76,000.

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

At October 31, 2015, the Company had the following commitments for payments of rentals under operating leases which at inception had a non-cancelable term of more than one year:

November 1, 2015 to October 31, 2016	$5,379,490
November 1, 2016 to October 31, 2017	3,535,054
November 1, 2017 to October 31, 2018	2,026,716
November 1, 2018 to October 31, 2019	1,252,350
November 1, 2019 to October 31, 2020	1,076,400
Thereafter	3,506,100
Total minimum lease commitments	$16,776,110

12. EMPLOYEE BENEFIT PLANS

The Company has a defined contribution plan available to all of its qualified employees. The Company contributes a match of 50% of the participant's salary deferral up to a maximum of 3% of the employee's salary. Company contributions totaled approximately $57,000, $51,000, and $50,000 for the fiscal years ended October 31, 2015, 2014 and 2013, respectively.

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

13. INCOME TAXES

The differences between the financial statement basis and tax basis of assets are based on the following:

	October 31, 2015	October 31, 2014
Financial statement basis of assets	$122,011,081	$139,662,533
Organization & start-up costs capitalized for tax purposes, net	446,943	536,332
Tax depreciation greater than book depreciation	(19,655,009)	(22,178,280)
Unrealized derivatives (gains) losses	1,114	(858,238)
Capitalized inventory	30,294	13,911
Net effect of consolidation of acquired subsidiary	(26,322,082)	(14,460,706)
Income tax basis of assets	$76,512,341	$102,715,552

There were no significant differences between the consolidated financial statement basis of liabilities and the income tax basis of liabilities at October 31, 2015 and 2014.

14. COMMITMENTS AND CONTINGENCIES

Corn Storage and Grain Handling Agreement and Purchase Commitments

GFE has a corn storage and grain handling agreement with Farmers Cooperative Elevator (FCE), a member. Under the agreement, the Company agrees to purchase all of the corn needed for the operation of the plant FCE. The price of the corn purchased will be the bid price FCE establishes for the plant plus a set fee of per bushel.

At October 31, 2015, GFE had 380,000 bushels of stored corn totaling approximately $1,300,000 with FCE that is included in inventory. At October 31, 2015, GFE had no forward corn purchase commitments.

The Company purchased approximately $75,018,000 of corn from the member during fiscal 2015, of which approximately $1,486,000 is included in corn payable at October 31, 2015. The Company purchased approximately $82,955,000 of corn from the member during fiscal 2014, of which approximately $1,998,000 is included in corn payable at October 31, 2014. The Company purchased approximately $153,216,000 of corn from the member during fiscal 2013.

At October 31, 2015, HLBE had cash and basis contracts for forward corn purchase commitments for approximately 2,604,000 bushels for deliveries through October 2016.

Ethanol Marketing Agreement

GFE currently has an Ethanol Marketing Agreement (“Eco Agreement”) with Eco-Energy, Inc., an unrelated party (“Eco-Energy”). Pursuant to the Eco Agreement, Eco-Energy agrees to purchase the entire ethanol output of GFE's ethanol plant and to arrange for the transportation of ethanol; however, GFE is responsible for securing all of the rail cars necessary for the transport of ethanol by rail except for 43 rail cars leased to GFE by Eco-Energy under the Eco Agreement. GFE will pay Eco-Energy a fixed fee per gallon of ethanol sold in consideration of Eco-Energy's services, as well as a fixed lease fee for rail cars leased from Eco-Energy to the GFE. In September 2013, the initial term of the agreement was extended to December 31, 2016, with automatic renewals for additional three terms of three year periods unless terminated by either party by providing written notice to the other party at least 3 months prior to the end of the then current term.

HLBE has a marketing agreement with Eco-Energy, an unrelated party, for the sale of ethanol. Under this ethanol agreement, Eco-Energy purchases, markets and resells 100% of the ethanol produced at the Company's ethanol production facility and arranges for the transportation of ethanol. HLBE will pay Eco-Energy a fixed marketing fee per gallon of ethanol sold, as well as a fixed lease fee for rail cars leased from Eco-Energy to the HLBE. The marketing fee was negotiated based on prevailing market-rate conditions for comparable ethanol marketing services. The term of HLBE ethanol marketing agreement continues through December 31, 2016, with automatic renewals for additional three terms of three year periods unless terminated by either party by providing written notice to the other party at least 3 months prior to the end of the then current term.

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Ethanol marketing fees and commissions totaled approximately $1,234,000, $1,318,000 and $1,031,000 for the fiscal years ended October 31, 2015, 2014 and 2013 respectively, and are included net within revenues.

Ethanol Contracts

At October 31, 2015, GFE had forward contracts to sell approximately $2,389,000 of ethanol for various delivery periods from November 2015 through December 2015 which approximates 15% of its anticipated ethanol sales during that period.

At October 31, 2015, HLBE had forward contracts to sell approximately $2,366,000 of ethanol for various delivery periods from November 2015 through December 2015 which approximates 15% of its anticipated ethanol sales during that period.

Distillers Grain Marketing Agreement

GFE has a Marketing Agreement with RPMG, Inc., an unrelated party, for the purpose of marketing and selling all distillers' grains produced by the Company. The contract commenced on February 1, 2011 with an initial term of one year, and will continue to remain in effect until terminated by either party at its unqualified option, by providing written notice of not less than 90 days to the other party. Distillers grain commissions totaled approximately $421,000, $518,000 and $745,000 for the fiscal years ended October 31, 2015, 2014 and 2013 respectively, and are included net within revenues.

At October 31, 2015, GFE had forward contracts to sell approximately $1,923,000 of distillers grain for deliveries in November 2015 through January 2016 which approximates 45% of its anticipated distillers grain sales during that period.

Gavilon Ingredients, LLC ("Gavilon") serves as the distillers' grains marketer for HLBE pursuant to an off-take agreement that became effective as of November 1, 2013. Under this agreement, Gavilon purchases all of the distillers' grains produced at our Heron Lake ethanol plant in exchange for a service fee. The contract commenced on November 1, 2013 with an initial term of six months, and will continue to remain in effect until terminated by either party at its unqualified option, by providing written notice of not less than 60 days to the other party.

At October 31, 2015, HLBE had forward contracts to sell approximately $151,000 of distillers' grains for delivery in October 2015.

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

Corn oil commissions totaled approximately $125,000, $112,000 and $74,000 for the fiscal years ended October 31, 2015, 2014 and 2013 respectively, and are included net within revenues.

At October 31, 2015, GFE had forward contracts to sell approximately $220,000 of corn oil for delivery through November 2015.

At October 31, 2015, HLBE had forward contracts to sell approximately $383,000 of corn oil for delivery through November 2015.

Natural Gas Contracts

At October 31, 2015, GFE had forward basis contracts to buy natural gas for deliveries in November 2015 through March 2016 which approximates 75% of its anticipated natural gas purchases during that period.

At October 31, 2015, HLBE had no forward contracts to buy natural gas.

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Contract for Natural Gas Pipeline to Plant

HLBE has a facilities agreement with Northern Border Pipeline Company which allows us access to an existing interstate natural gas pipeline located approximately 16 miles north from the plant. Agrinatural was formed to own and operate the pipeline and transports gas to the Company pursuant to a transportation agreement The Company also has a base agreement for the sale and purchase of natural gas with Constellation NewEnergy-Gas Division, LLC ("Constellation"). HLBE has a base agreement for the sale and purchase of natural gas with Constellation NewEnergy-Gas Division, LLC pursuant to which it buys all of its natural gas from Constellation. This agreement runs until March 31, 2016.

GFE has an agreement with an unrelated company for the construction of and maintenance of 9.5 miles of natural gas pipeline that will serve the plant. The agreement requires the Company to receive a minimum of 1,400,000 DT of natural gas annually through the term of the agreement. The Company is charged a fee based on the amount of natural gas delivered through the pipeline.

15.  LEGAL PROCEEDINGS

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

16. QUARTERLY FINANCIAL DATA (UNAUDITED)

Summary quarterly results are as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year ended October 31, 2015
Revenues	$58,692,502	$59,067,109	$58,671,723	$54,823,174
Gross profit	5,628,105	5,545,088	8,795,890	2,631,235
Operating income	4,204,718	4,173,843	7,494,444	1,551,398
Net income attributable to GFE	3,767,092	3,179,639	5,440,763	1,199,256
Basic and diluted earnings per unit attributable to GFE	$123.08	$103.89	177.77	$39.18

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year ended October 31, 2014
Revenues	$77,463,813	$81,324,024	$78,383,846	$63,783,301
Gross profit	14,420,458	18,212,259	16,043,874	14,844,764
Operating income	13,124,957	16,832,384	14,833,232	13,580,276
Net income attributable to GFE	10,554,947	14,249,413	13,018,046	10,951,485
Basic and diluted earnings per unit attributable to GFE	$344.87	$465.58	$425.34	$357.82

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year ended October 31, 2013
Revenues	$47,117,122	$48,020,602	$48,884,076	$80,079,134
Gross profit	832,144	3,629,972	2,710,179	6,311,018
Operating income	269,449	3,047,007	2,197,158	5,521,116
Net income attributable to GFE	221,427	3,031,943	2,173,701	4,604,950
Basic and diluted earnings per unit attributable to GFE	$7.23	$99.06	$71.02	$159.31

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

Our management, including our Chief Executive Officer and General Manager (the principal executive officer), Steve Christensen, along with our Chief Financial Officer (the principal financial officer), Stacie Schuler, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2015. Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of October 31, 2015.

An attestation report from our accounting firm on our internal control over financial reporting is not included in this annual report because an attestation report is only required under the regulations of the Securities and Exchange Commission for accelerated filers and large accelerated filers.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the fourth quarter of our 2015 fiscal year, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 or 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

Pursuant to General Instruction G(3), we omit Part III, Items 10, 11, 12, 13 and 14 and incorporate such items by reference to an amendment to this Annual Report on Form 10-K or to a definitive proxy statement (the "2016 Proxy Statement") to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Annual Report (October 31, 2015).

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Information required by this Item is incorporated by reference to the 2016 Proxy Statement.

ITEM 11.     EXECUTIVE COMPENSATION

The Information required by this Item is incorporated by reference to the 2016 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The Information required by this Item is incorporated by reference to the 2016 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Information required by this Item is incorporated by reference to the 2016 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The Information required by this Item is incorporated by reference to the 2016 Proxy Statement.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits Filed as Part of this Report and Exhibits Incorporated by Reference.

The following exhibits and financial statements are filed as part of, or are incorporated by reference into, this report:

(1)	Financial Statements

The financial statements appear beginning at page 48 of this report.

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

GRANITE FALLS ENERGY, LLC

Date:	January 27, 2016	/s/ Steve Christensen
Steve Christensen
Chief Executive Officer

Date:	January 27, 2016	/s/ Stacie Schuler
Stacie Schuler
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	January 27, 2016	/s/ Steve Christensen
Steve Christensen, Chief Executive Officer and General Manager
(Principal Executive Officer)

Date:	January 27, 2016	/s/ Stacie Schuler
Stacie Schuler, Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	January 27, 2016	/s/ Paul Enstad
Paul Enstad, Governor and Chairman

Date:	January 27, 2016	/s/ Rodney R. Wilkison
Rodney R. Wilkison, Governor and Vice Chairman

Date:	January 27, 2016	/s/ Dean Buesing
Dean Buesing, Governor and Secretary

Date:	January 27, 2016	/s/ Leslie Bergquist
Leslie Bergquist, Governor

Date:	January 27, 2016	/s/ Marten Goulet
Marten Goulet, Governor

Date:	January 27, 2016	/s/ Kenton Johnson
Kenton Johnson, Governor

Date:	January 27, 2016	/s/ Michael Lund
Michael Lund, Governor

Date:	January 27, 2016	/s/ Myron Peterson
Myron Peterson, Governor

Date:	January 27, 2016	/s/ Marty Seifert
Marty Seifert, Alternate Governor

GRANITE FALLS ENERGY, LLC

INDEX TO EXHIBITS TO FORM 10-K FOR FISCAL YEAR ENDED OCTOBER 31, 2015

Exhibit No.	Exhibit	Incorporated by Reference To:
3.1	Articles of Organization	Exhibit 3.1 to the registrant's Form SB-2 filed with the Commission on August 30, 2002 (File No. 000-51277).
3.2	Amendment of Articles of Organization	Exhibit 3.1 to the registrant's Form 10-QSB filed with the Commission on August 15, 2005 (File No. 000-51277).
3.3
Fifth Amended and Restated Operating and Member Control Agreement, First Amendment to the Fifth Amended and Restated Operating and Member Control Agreement and Second Amendment to the Fifth Amended and Restated Member Control Agreement
Exhibit 3.2 to the registrant's Form 10-QSB filed with the Commission on September 14, 2006 (File No. 000-51277).
3.4	Third Amendment to the Fifth Amended and Restated Operating and Member Control Agreement	Exhibit 3.1 to the registrant's Form 10-Q filed with the Commission on June 14, 2013 (File No. 000-51277).
4.1	Form of Membership Unit Certificate.	Exhibit 4.1 to the registrant's Pre-Effective Amendment No. 1 to Form SB-2 filed with the Commission on December 20, 2002 (File No. 000-51277).
10.1	Corn Storage and Delivery Agreement and Pre-Closing Memorandum dated October 6, 2003 between the Company and Farmers Cooperative Elevator Company.	Exhibit 10.2 to the registrant's Form 10-QSB filed with the Commission on November 14, 2003 (File No. 000-51277).
10.2	Grain Procurement Agreement with Farmers Cooperative Elevator Company.	Exhibit 10.2 to the registrant's Form 10-QSB filed with the Commission on November 15, 2004 (File No. 000-51277).
10.3	Electric Service Agreement dated August, 2004 with Minnesota Valley Cooperative Light and Power.	Exhibit 10.13 to the registrant's Form 10-KSB filed with the Commission on March 31, 2005 (File No. 000-51277).
10.4	Trinity Rail Proposal for Rail Cars.	Exhibit 10.16 to the registrant's Form 10-KSB filed with the Commission on March 31, 2005 (File No. 000-51277).
10.5	Job Opportunity Building Zone Business Subsidy Agreement.	Exhibit 10.17 to the registrant's Form 10-KSB filed with the Commission on March 31, 2005 (File No. 000-51277).
10.6	Ethanol Marketing Agreement with Eco-Energy, Inc. dated December 24, 2008. (+)	Exhibit 10.1 to the registrant's Form 10-K filed with the Commission on January 27, 2009 (File No. 000-51277).
10.7	Corn Oil Marketing Agreement between the registrant and Renewable Products Marketing Group, LLC dated April 29, 2010. (+)	Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on June 14, 2010 (File No. 000-51277).
10.8	Distillers' Grains Marketing Agreement between RPMG, Inc. and Granite Falls Energy, LLC dated December 10, 2010. (+)	Exhibit 10.31 to the registrant's Form 10-K filed with the Commission on January 26, 2011 (File No. 000-51277).
10.9	Insider Trading Policy of Granite Falls Energy, LLC dated February 17, 2011.	Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on March 16, 2011 (File No. 000-51277).
10.10	Ethanol Marketing Agreement Amendment No. 2 between Eco-Energy, Inc. and Granite Falls Energy, LLC dated August 30, 2011. (+)	Exhibit 99.1 to the registrant's Form 8-K filed with the Commission on September 1, 2011 (File No. 000-51277).
10.11	Master Loan Agreement between United FCS, PCA and Granite Falls Energy, LLC dated August 22, 2012.	Exhibit 10.14 to the registrant's Form 10-K filed with the Commission on January 29, 2013 (File No. 000-51277).
10.12	Revolving Term Loan Supplement between United FCS, PCA and Granite Falls Energy, LLC dated August 22, 2012.	Exhibit 10.15 to the registrant's Form 10-K filed with the Commission on January 29, 2013 (File No. 000-51277).
10.13	Monitored Revolving Credit Supplement between United FCS, PCA and Granite Falls Energy, LLC dated August 22, 2012.	Exhibit 10.16 to the registrant's Form 10-K filed with the Commission on January 29, 2013 (File No. 000-51277).

Exhibit No.	Exhibit	Incorporated by Reference To:
10.14	Subscription Agreement Including Investment Representations, dated July 31, 2013, by and between Heron Lake BioEnergy, LLC and Project Viking, L.L.C.	Exhibit 10.2 to the registrant's Form 10-Q filed with the Commission on September 16, 2013 (File No. 000-51277).
10.15	Subscription Supplement Agreement dated July 31, 2013, by and among Heron Lake BioEnergy, LLC, Granite Falls Energy, LLC and Project Viking, L.L.C.	Exhibit 10.3 to the registrant's Form 10-Q filed with the Commission on September 16, 2013 (File No. 000-51277).
10.16	Management Services Agreement effective as of July 31, 2013 between Granite Falls Energy, LLC and Heron Lake BioEnergy, LLC.	Exhibit 10.4 to the registrant's Form 10-Q filed with the Commission on September 16, 2013 (File No. 000-51277).
10.17	Revolving Credit Supplement dated July 26, 2013 between United FCS, PCA and Granite Falls Energy, LLC.	Exhibit 10.9 to the registrant's Form 10-Q filed with the Commission on September 16, 2013 (File No. 000-51277).
10.18	Member Control Agreement of Heron Lake BioEnergy, LLC, as amended through August 30, 2011.	Exhibit 3.2 to Heron Lake BioEnergy, LLC's ("HLBE's") Form 8-K dated September 2, 2011 (File No. 000-51825).
10.19
Industrial Water Supply Development and Distribution Agreement dated October 27, 2003 among Heron Lake BioEnergy, LLC (f/k/a Generation II Ethanol, LLC), City of Heron Lake, Jackson County, and Minnesota Soybean Processors.
Exhibit 10.10 to HLBE's Registration Statement on Form 10 filed on August 22, 2008 (the "2008 Registration Statement") (File No. 000-51825).
10.20	Industrial Water Supply Treatment Agreement dated May 23, 2006 among Heron Lake BioEnergy, LLC, City of Heron Lake and County of Jackson.	Exhibit 10.11 to HLBE's 2008 Registration Statement (File No. 000-51825).
10.21	Secured Promissory Note issued December 28, 2007 by Heron Lake BioEnergy, LLC as borrower to Federated Rural Electric Association as lender in principal amount of $600,000.	Exhibit 10.20 to HLBE's 2008 Registration Statement (File No. 000-51825).
10.22	Electric Service Agreement dated October 17, 2007 by and between Interstate Power and Light Company and Heron Lake BioEnergy, LLC.	Exhibit 10.22 to HLBE's 2008 Registration Statement (File No. 000-51825).
10.23	Corn Oil Marketing Agreement dated September 4, 2013 by and among Heron Lake BioEnergy, LLC and RPMG, Inc. (+)	Exhibit 10.76 to HLBE's Form 10-K/A for the year ended October 31, 2013 (File No. 000-51825).
10.24	Ethanol Marketing Agreement dated September 17, 2013 by and among Heron Lake BioEnergy, LLC and Eco-Energy, LLC. (+)	Exhibit 10.77 to HLBE's Form 10-K for the year ended October 31, 2013 (File No. 000-51825).
10.25	Distiller's Grain Off-Take Agreement dated September 24, 2013 by and among Heron Lake BioEnergy, LLC and Gavilon Ingredients, LLC. (+)	Exhibit 10.78 to HLBE's Form 10-K/A for the year ended October 31, 2013 (File No. 000-51825).
10.26	Amendment No. 3 Ethanol Marketing Agreement dated September 17, 2013 by and between Eco-Energy, LLC and Granite Falls Energy, LLC. (+)	Exhibit 10.40 to the registrant's Form 10-K filed with the Commission on January 29, 2014 (File No. 000-51277).
10.27	Loan Agreement dated July 29, 2014 by and between Agrinatural Gas, LLC, and Heron Lake BioEnergy, LLC	Exhibit 10.1 to HLBE's Form 10-Q for the quarter ended July 31, 2014 (File No. 000-51825).
10.28	Promissory Note dated July 29, 2014 between Heron Lake BioEnergy, LLC, as Holder, and Agrinatural Gas, LLC, as Borrower	Exhibit 10.2 to HLBE's Form 10-Q for the quarter ended July 31, 2014 (File No. 000-51825).
10.29	Security Agreement dated July 29, 2014 by and between Agrinatural Gas, LLC, and Heron Lake BioEnergy, LLC	Exhibit 10.3 to HLBE's Form 10-Q for the quarter ended July 31, 2014 (File No. 000-51825).
10.30	Collateral Assignment dated July 29, 2014 by and between Agrinatural Gas, LLC, and Heron Lake BioEnergy, LLC	Exhibit 10.4 to HLBE's Form 10-Q for the quarter ended July 31, 2014 (File No. 000-51825).
10.31	Guaranty dated July 29, 2014 by Rural Energy Solutions, LLC, guarantor, in favor of Heron Lake BioEnergy, LLC	Exhibit 10.5 to HLBE's Form 10-Q for the quarter ended July 31, 2014 (File No. 000-51825).
10.32	Master Loan Agreement dated July 29, 2014 by and between AgStar Financial Services, FLCA and Heron Lake BioEnergy, LLC	Exhibit 10.6 to HLBE's Form 10-Q for the quarter ended July 31, 2014 (File No. 000-51825).
10.33	$28,000,000 Revolving Term Loan Supplement dated July 29, 2014 by and between AgStar Financial Services, FLCA and Heron Lake BioEnergy, LLC	Exhibit 10.7 to HLBE's Form 10-Q for the quarter ended July 31, 2014 (File No. 000-51825).

Exhibit No.	Exhibit	Incorporated by Reference To:
10.34	Security Agreement dated July 29, 2014 between Heron Lake BioEnergy, LLC and AgStar Financial Services, FLCA and CoBank, ACB	Exhibit 10.8 to HLBE's Form 10-Q for the quarter ended July 31, 2014 (File No. 000-51825).
10.35	Real Estate Mortgage, Assignment of Rents and Profits and Fixture Financing Statement dated July 29, 2014 by and between AgStar Financial Services, FLCA, CoBank, ACB and Heron Lake BioEnergy, LLC	Exhibit 10.9 to HLBE's Form 10-Q for the quarter ended July 31, 2014 (File No. 000-51825).
10.36	Guaranty dated July 29, 2014 by HLBE Pipeline Company, LLC in favor of AgStar Financial Services, FLCA	Exhibit 10.10 to HLBE's Form 10-Q for the quarter ended July 31, 2014 (File No. 000-51825).
10.37	Security Agreement dated July 29, 2014 between HLBE Pipeline Company, LLC and AgStar Financial Services, FLCA and CoBank, ACB	Exhibit 10.11 to HLBE's Form 10-Q for the quarter ended July 31, 2014 (File No. 000-51825).
10.38	Employment Contract between Stacie Schuler and Granite Falls Energy, LLC dated October 31, 2014. (*)	Exhibit 10.1 to the registrant's Form 8-K filed with the Commission on November 5, 2014 (File No. 000-51277).
10.39	Employment Contract between Eric Baukol and Granite Falls Energy, LLC dated October 31, 2014. (*)	Exhibit 10.2 to the registrant's Form 8-K filed with the Commission on November 5, 2014 (File No. 000-51277).
10.40	Employment Contract between Steve Christensen and Granite Falls Energy, LLC dated October 31, 2014. (*)	Exhibit 10.1 to the registrant's Form 8-K filed with the Commission on November 26, 2014 (File No. 000-51277).
14.1	Code of Ethics	Exhibit 14.1 to the registrant's Form 10-KSB filed with the Commission on March 30, 2004 (File No. 000-51277).
21.1	Subsidiaries of the registrant	Exhibit 21.1 to the registrant's Form 10-K filed with the Commission on January 29, 2014 (File No. 000-51277).
31.1	Certification of Chief Executive Officer pursuant to 17 CFR 240.13a-14(a). (**)
31.2	Certification of Chief Financial Officer pursuant to 17 CFR 240.13a-14(a). (**)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350. (**)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350. (**)
101
The following financial information from Granite Falls Ethanol, LLC's Annual Report on Form 10-K for the fiscal year ended October 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of October 31, 2015 and October 31, 2014, (ii) Statements of Operations for the fiscal years ended October 31, 2015, 2014, and 2013, (iii) Statement of Changes in Members' Equity; (iv) Statements of Cash Flows for the fiscal years ended October 31, 2015, 2014, and 2013, and (v) the Notes to Financial Statements. (***)

(*)	Indicates compensatory agreement.

(+)
Certain portions of this exhibit have been redacted and filed on a confidential basis with the Commission pursuant to a request for confidential treatment under Rule 24b-2 of under the Exchange Act. Spaces corresponding to the deleted portions are represented by brackets with asterisks [* * *].

(**)	Filed herewith.

(***) Furnished herewith.