Form 10-Q
period 2016-01-31
Granite Falls Energy, LLC
filed 2016-03-16
CIK 1181749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended January 31, 2016

OR

☐Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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

☒Yes    ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☒Yes    ☐No

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

☐Yes    ☒No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of March 16, 2016 there were 30,606 membership units outstanding.

PART IFINANCIAL INFORMATION

Item 1.  Financial Statements

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	January 31, 2016	October 31, 2015
ASSETS	(Unaudited)
Current Assets
Cash	$6,556,314	$12,696,536
Restricted cash	411,790	—
Accounts receivable	5,283,744	9,667,472
Inventory	12,425,999	12,212,025
Commodity derivative instruments	171,813	677,149
Prepaid expenses and other current assets	1,921,807	259,862
Total current assets	26,771,467	35,513,044

Property and Equipment, net	83,943,748	84,304,162

Goodwill	1,372,473	1,372,473

Other Assets	809,865	821,402

Total Assets	$112,897,553	$122,011,081

LIABILITIES AND MEMBERS' EQUITY
Current Liabilities
Checks drawn in excess of bank balance	$5,341,768	$1,836,682
Current maturities of long-term debt	584,674	517,957
Accounts payable	2,976,438	4,643,130
Corn payable to FCE	1,225,656	1,486,247
Commodity derivative instruments	—	1,114
Accrued expenses	693,685	654,550
Total current liabilities	10,822,221	9,139,680

Long-Term Debt, less current portion	7,536,806	6,711,975

Commitments and Contingencies

Members' Equity
Members' equity attributable to Granite Falls Energy, LLC consists of 30,606 units authorized, issued, and outstanding	74,973,246	84,602,607
Non-controlling interest	19,565,280	21,556,819
Total members' equity	94,538,526	106,159,426
Total Liabilities and Members' Equity	$112,897,553	$122,011,081

Notes to Condensed Consolidated Unaudited Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

	Three Months Ended	Three Months Ended
	January 31, 2016	January 31, 2015
	(Unaudited)	(Unaudited)

Revenues	$51,001,654	$58,692,502

Cost of Goods Sold	49,568,777	53,064,397

Gross Profit	1,432,877	5,628,105

Operating Expenses	1,400,846	1,423,387

Operating Income	32,031	4,204,718

Other Income (Expense):
Other income, net	67,679	46,974
Interest income	2,799	3,648
Interest expense	(75,964)	(70,467)
Total other expense, net	(5,486)	(19,845)

Net Income	26,545	4,184,873

Less:Net Income Attributable to Non-controlling Interest	15,019	417,781

Net Income Attributable to Granite Falls Energy, LLC	$11,526	$3,767,092

Weighted Average Units Outstanding - Basic and Diluted	30,606	30,606

Amounts attributable to Granite Falls Energy, LLC:

Net Income Per Unit - Basic and Diluted	$0.38	$123.08

Distributions Per Unit - Basic and Diluted	$315	$1,050

Notes to Condensed Consolidated Unaudited Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	Three Months Ended	Three Months Ended
	January 31, 2016	January 31, 2015
	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities:
Net income	$26,545	$4,184,873
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	2,408,849	2,396,780
Change in fair value of commodity derivative instruments	(306,912)	608,373
Changes in operating assets and liabilities:
Restricted cash	(411,790)	(552,425)
Commodity derivative instruments	811,134	494,540
Accounts receivable	4,383,728	4,905,034
Inventory	(213,974)	(2,683,440)
Prepaid expenses and other current assets	(1,661,945)	(291,310)
Accounts payable	(1,669,322)	2,549,228
Accrued expenses	39,135	(13,336)
Net Cash Provided by Operating Activities	3,405,448	11,598,317

Cash Flows from Investing Activities:
Payments for capital expenditures	(2,294,859)	(4,168,127)
Net Cash Used in Investing Activities	(2,294,859)	(4,168,127)

Cash Flows from Financing Activities:
Proceeds from checks drawn in excess of bank balance	3,505,086	3,425,828
Proceeds from long-term debt	4,613,122	3,354,979
Payments on long-term debt	(3,721,574)	(145,567)
Distributions to non-controlling interests	(2,006,558)	(4,621,340)
Member distributions paid	(9,640,887)	(32,136,300)
Net Cash Used in Financing Activities	(7,250,811)	(30,122,400)

Net Decrease in Cash	(6,140,222)	(22,692,210)

Cash - Beginning of Period	12,696,536	27,209,010

Cash - End of Period	$6,556,314	$4,516,800

Supplemental Cash Flow Information
Cash paid during the period for:
Interest expense	$75,964	$70,467

Supplemental Disclosure of Noncash Investing and Financing Activities
Capital expenditures and construction in process included in accounts payable	$164,491	$272,954

Notes to Condensed Consolidated Unaudited Financial Statements are an integral part of this Statement.

Granite Falls Energy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

January 31, 2016

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s audited consolidated financial statements for the year ended October 31, 2015, contained in the Company’s annual report on Form 10-K.

In the opinion of management, the condensed consolidated unaudited financial statements reflect all adjustments consisting of normal recurring accruals that we consider necessary to present fairly the Company’s results of operations, financial position and cash flows. The results reported in these condensed consolidated unaudited financial statements should not be regarded as necessarily indicative of results that may be expected for any other quarter or for the fiscal year.

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

Heron Lake BioEnergy, LLC (“HLBE”) is a Minnesota limited liability company currently producing fuel-grade ethanol, distillers' grains, and crude corn oil near Heron Lake, Minnesota and sells these products, pursuant to marketing agreements, throughout the continental United States. HLBE's plant has an approximate annual production capacity of 60 million gallons, but is permitted to produce approximately 72.3 million gallons of undenatured ethanol on a twelve month rolling sum basis. Additionally, HLBE, through a majority owned subsidiary, operates a natural gas pipeline that provides natural gas to HLBE's ethanol production facility and other customers.

Principles of Consolidation

The accompanying condensed consolidated unaudited financial statements consolidate the operating results and financial position of GFE, and its 50.6% owned subsidiary, HLBE (through GFE's 100% ownership of Project Viking, LLC). Given the Company’s control over the operations of HLBE and its majority voting interest, the Company consolidates the condensed consolidated unaudited financial statements of HLBE with GFE's condensed consolidated unaudited financial statements. The remaining 49.4% ownership of HLBE is included in the condensed consolidated unaudited financial statements as a non-controlling interest. HLBE, through its wholly owned subsidiary, HLBE Pipeline Company, LLC, owns 73% of Agrinatural Gas, LLC ("Agrinatural"). Given HLBE’s control over the operations of Agrinatural and its majority voting interest, HLBE consolidates the financial statements of Agrinatural with its consolidated unaudited financial statements, with the equity and earnings attributed to the remaining 27% noncontrolling interest. All intercompany balances and transactions are eliminated in consolidation.

Granite Falls Energy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

January 31, 2016

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

Inventory

Inventory is stated at the lower of cost or net realizable value in accordance with the Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2015-11 issued in July 2015.  Cost for all inventories is determined using the first in first out method (FIFO).  Net realizable value is the estimated selling prices in the ordinary course of business less reasonably predictable costs of completion, disposal, and transportation.  Inventory consists of raw materials, work in process, finished goods, and spare parts.  Corn is the primary raw material along with other raw materials.  Finished goods consist of ethanol, distillers' grains, and corn oil.

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

January 31, 2016

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

Correction Of An Immaterial Error

The Company revised the condensed consolidated unaudited statement of cash flows for the three months ended January 31, 2015, to correct for a non-cash acquisition of property and equipment resulting in an increase in cash provided by operating activities of $3,359,225 and a corresponding decrease in net cash provided by investing activities.

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

Granite Falls Energy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

January 31, 2016

3.   INVENTORY

Inventories consist of the following:

	January 31, 2016	October 31, 2015
	(Unaudited)
Raw materials	$2,563,324	$4,504,388
Supplies	2,565,663	2,631,452
Work in process	1,323,125	1,445,084
Finished goods	5,973,887	3,631,101
Totals	$12,425,999	$12,212,025

The Company performs a lower of cost or net realizable value analysis on inventory to determine if the market values of certain inventories are less than their carrying value, which is attributable primarily to decreases in market prices of corn and ethanol. Based on the lower of cost or net realizable value analysis, the Company recorded a loss on ethanol inventories of approximately $353,000 and $0 for the three month periods ended January 31, 2016 and 2015, respectively.

4.   DERIVATIVE INSTRUMENTS

As of January 31, 2016, the total notional amount of the Company's outstanding corn derivative instruments was approximately 3,835,000 bushels, comprised of 880,000 and 2,955,000 bushel equivalent positions held by GFE and HLBE, respectively, that were entered into to hedge forecasted corn purchases through December 2016. There may be offsetting positions that are not shown on a net basis that could lower the notional amount of positions outstanding as disclosed above.

As of January 31, 2016, the total notional amount of the Company’s outstanding ethanol derivative instruments was approximately 1,680,000 gallons, comprised of approximately 840,000 and 840,000 gallon equivalent positions held by GFE and HLBE, respectively, that were entered into to hedge forecasted ethanol sales through March 2016.

The following tables provide details regarding the Company's derivative instruments at January 31, 2016, none of which were designated as hedging instruments:

	Balance Sheet location	Assets	Liabilities
Corn contracts - GFE	Commodity derivative instruments	$30,700	$—
Corn contracts - HLBE	Commodity derivative instruments	111,363	—
Ethanol contracts - GFE	Commodity derivative instruments	14,875	—
Ethanol contracts - HLBE	Commodity derivative instruments	14,875	—
Totals		$171,813	$—

In addition, at January 31, 2016, the Company maintained approximately $412,000 of restricted cash, comprised of approximately $49,000 held by GFE and $363,000 held by HLBE related to margin requirements for the Company’s commodity derivative instrument positions.

The following tables provide details regarding the Company's derivative instruments at October 31, 2015, none of which were designated as hedging instruments:

	Balance Sheet location	Assets	Liabilities
Corn contracts - GFE	Commodity derivative instruments	$—	$1,114
Corn contracts - HLBE	Commodity derivative instruments	677,149	—
Totals		$677,149	$1,114

At October 31, 2015, the Company did not have any cash collateral (restricted cash) related to commodity derivatives held by a broker.

Granite Falls Energy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

January 31, 2016

The following tables provide details regarding the gains and losses from Company's derivative instruments in statements of operations, none of which are designated as hedging instruments:

	Statement of	Three Months Ended January 31,
	Operations Location	2016	2015
Corn contracts	Cost of Goods Sold	$195,998	$(608,373)
Ethanol contracts	Revenues	78,556	—
Natural gas contracts	Cost of Goods Sold	32,358	—
Total gain (loss)		$306,912	$(608,373)

5.   FAIR VALUE

The following table provides information on those derivative assets and liabilities measured at fair value on a recurring basis at January 31,  2016:

		Fair Value Measurement Using
	Carrying Amount in	Quoted Prices in Active	Significant Other	Significant Unobservable
Financial Asset:	Balance Sheet	Markets (Level 1)	Observable Inputs (Level 2)	Inputs (Level 3)
Commodity Derivative Instruments	$171,813	$171,813	$—	$—

The following table provides information on those derivative liabilities measured at fair value on a recurring basis at October 31, 2015:

		Fair Value Measurement Using
	Carrying Amount in Balance	Quoted Prices in Active	Significant Other	Significant Unobservable
Financial Asset:	Sheet	Markets (Level 1)	Observable Inputs (Level 2)	Inputs (Level 3)
Commodity Derivative Instruments	$677,149	$677,149	$—	$—

Financial Liabilities:
Commodity Derivative Instruments	$1,114	$1,114	$—	$—

The Company determines the fair value of commodity derivative instruments by obtaining fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes and live trading levels from the Chicago Board of Trade market and New York Mercantile Exchange.

6.   DEBT FACILITIES

Debt financing consists of the following:

	January 31, 2016	October 31, 2015
HERON LAKE BIOENERGY:	(unaudited)
Revolving term loan to lending institution, see terms below	$5,776,421	$4,822,777
Assessments payable	1,954,059	1,963,405
Note payable to electrical company	125,000	143,750
Note payable to noncontrolling interest member of Agrinature	266,000	300,000
Totals	8,121,480	7,229,932
Less amounts due within one year	584,674	517,957
Net long-term debt	$7,536,806	$6,711,975

Granite Falls Energy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

January 31, 2016

Granite Falls Energy:

GFE has a revolving term loan facility, under which GFE could initially borrow, repay, and re-borrow in an amount up to $18,000,000.  However, the amount available for borrowing under this facility reduces by $2,000,000 semi-annually, beginning September 1, 2014, with final payment due March 1, 2018.  The amount available on this facility was $12,000,000 at January 31, 2016 and at October 31, 2015. The amount available under this facility was further reduced at March 1, 2016 to $10,000,000.  The interest rate is based on the bank's "One Month LIBOR Index Rate," plus 3.05%. GFE had no outstanding balance on this loan on January 31, 2016 or October 31, 2015.

The Company's credit facility requires GFE to comply with certain financial covenants that require minimum debt service coverage and working capital requirements. As of January 31, 2016 and October 31, 2015, GFE was in compliance with these financial covenants and expects to be in compliance throughout fiscal 2016.  The credit facility is secured by substantially all assets of the Company. There are no savings account balance collateral requirements as part of this credit facility.

Heron Lake BioEnergy:

HLBE has a revolving term loan with a lender initially totaling $28,000,000.  Under the terms of the credit facility, the revolving term loan commitment is scheduled to decline by $3,500,000 annually, starting March 1, 2015 and continues each anniversary thereafter until maturity.  Therefore, the amount available on this facility at January 31, 2016 was $24,500,000 reduced again at March 1, 2016 to $21,000,000.  Amounts borrowed by HLBE under the revolving term loan and repaid or prepaid may be re-borrowed at any time prior to the March 1, 2022 maturity date.  Interest on the revolving term loan accrues at a variable rate equal to 3.25% above the One-Month London Interbank Offered Rate ("LIBOR") Index rate. HLBE may elect to enter into a fixed interest rate on this loan at various times throughout the term of the loan as provided in the loan agreements. HLBE also agreed to pay an unused commitment fee on the unused portion of the revolving term loan commitment at the rate of 0.50% per annum. The revolving term loan is subject to a prepayment fee for any prepayment on the term loan prior to July 1, 2016 due to refinancing. The credit facility contains customary covenants.  The loan is secured by substantially all of HLBE's assets including a subsidiary guarantee.  The outstanding balance on the revolving term loan totaled approximately $5,776,000 and $4,823,000 at January 31, 2016, and October 31, 2015, respectively.  The interest rate on the revolving term loan was 3.69% and 3.45% at January 31, 2016, and October 31, 2015, respectively.

As part of the credit facility closing, HLBE entered into an Administrative Agency Agreement with CoBank, ACP ("CoBank").  CoBank purchased a participation interest in the AgStar loans and was appointed the administrative agent for the purpose of servicing the loans.  As a result, CoBank will act as the agent for AgStar with respect to the credit facility.

In October 2003, HLBE entered into an industrial water supply development and distribution agreement with the City of Heron Lake, Jackson County, and Minnesota Soybean Processors. In consideration of this agreement, HLBE and Minnesota Soybean Processors are allocated equally the debt service on $735,000 in water revenue bonds that were issued by the City to support this project that mature in February 2019. The parties have agreed that, prior to the scheduled expiration of the agreement, they will negotiate in good faith to replace the agreement with a further agreement regarding the wells and related facilities. In May 2006, HLBE entered into an industrial water supply treatment agreement with the City of Heron Lake and Jackson County. Under this agreement, HLBE pays monthly installments over 24 months starting January 1, 2007 equal to one years' debt service on approximately $3.6 million in water revenue bonds, which will be returned to HLBE if any funds remain after final payment in full on the bonds and assuming HLBE complies with all payment obligations under the agreement. As of January 31, 2016 and October 31, 2015, there were a total of approximately 1,954,000 and $1,963,000, respectively, in outstanding water revenue bonds. HLBE classifies its obligations under these bonds as assessments payable. The interest rates on the bonds range from 0.50% to 8.73%.

Granite Falls Energy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

January 31, 2016

Estimated annual maturities of debt at January 31, 2016, are as follows based on the most recent debt agreements:

2016	$584,674
2017	462,086
2018	333,015
2019	307,709
2020	326,798
After 2020	6,107,198
Total debt	$8,121,480

7.   LEASES

GFE leases equipment, primarily rail cars, under operating leases through 2025. Rent expense for these leases was approximately $894,000 and approximately $595,000 for the three months ended ended January 31,  2016 and 2015, respectively.

HLBE leases equipment, primarily rail cars, under operating leases through 2017.  Rent expense for these leases was approximately $533,000 and approximately $519,000 for the three months ended January 31,  2016 and 2015, respectively.

8.   MEMBERS' EQUITY

GFE has one class of membership units.   The units have no par value and have identical rights, obligations and privileges.  Income and losses are allocated to all members based upon their respective percentage of units held. As of January 31,  2016 and October 31, 2015, GFE had 30,606 membership units authorized, issued, and outstanding.

In December 2014, the Board of Governors of GFE declared a cash distribution of $1,050 per unit or approximately $32,136,000, for unit holders of record as of December 18, 2014.  The distribution was paid in January 2015.

In December 2015, the Board of Governors of GFE declared a cash distribution of $315 per unit, or approximately $9,641,000,  for unit holders of record as of December 17, 2015. The distribution was paid in January 2016.

In December 2014, the Board of Governors of HLBE declared a cash distribution of $0.12 per unit or approximately $9,352,000 for unit holders of record as of December 18, 2014, of which approximately $4,621,000 was made to the non-controlling interest members of HLBE.  The distribution was paid in January 2015.

In December 2015, the Board of Governors of HLBE declared a cash distribution of $0.05 per unit, or approximately $3,897,000,  for unit holders of record as of December 17, 2015. The distribution was paid in January 2016.

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

On January 31,  2016, GFE had 380,000 bushels of stored corn totaling approximately $1,300,000 with FCE.  At January 31, 2016, GFE had no forward corn purchase commitments.

Granite Falls Energy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

January 31, 2016

On January 31,  2016, HLBE had cash and basis contracts for forward corn purchase commitments for approximately 4,597,000 bushels for deliveries through December 2016.

Ethanol Contracts

At January 31,  2016, GFE had forward contracts to sell approximately $2,166,000 of ethanol for various delivery periods from February 2016 through March 2016 which approximates 15% of its anticipated ethanol sales during that period.

At January 31,  2016, HLBE had forward contracts to sell approximately $2,100,000 of ethanol for various delivery periods from February 2016 through March 2016 which approximates 15% of its anticipated ethanol sales during that period.

Distillers' Grain Contracts

At January 31,  2016, GFE had forward contracts to sell approximately $666,000 of distillers' grain for deliveries in February 2016 which approximates 43% of its anticipated distillers' grain sales during that period.

At January 31,  2016, HLBE had forward contracts to sell approximately $95,000 of distillers' grains for delivery in February 2016 which approximates 6% of its anticipated distillers' grain sales during that period.

Natural Gas

At January 31,  2016, GFE had forward basis contracts to buy natural gas for deliveries in February 2016 through March 2016, which approximates 75% of its anticipated natural gas purchases during this period.

At January 31,  2016, HLBE had no forward contracts to buy natural gas.

Corn Oil

At January 31, 2016, GFE had forward contracts to sell approximately $217,000 of corn oil for delivery through March 2016.

At January 31, 2016, HLBE had forward contracts to sell approximately $391,000 of corn oil for delivery through May 2016.

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

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three months ended January 31, 2016, compared to the same periods of the prior fiscal year. This discussion should be read in conjunction with the condensed consolidated unaudited financial statements and related notes in Item 1 of this report and the information contained in the Company's annual report on Form 10-K for the fiscal year ended October 31, 2015.

Disclosure Regarding Forward-Looking Statements

The SEC encourages companies to disclose forward-looking information so investors can better understand future prospects and make informed investment decisions. As such, we have historical information, as well as forward-looking statements regarding our business, financial condition, results of operations, performance and prospects in this report.  All statements that are not historical or current facts are forward-looking statements. In some cases,  you can identify forward-looking statements by terms such as “anticipates”, “believes”, “could”, “estimates”, “expects”, “intends”, “may”, “plans”, “potential”, “predicts”, “projects”, “should”, “will”, “would”, and similar expressions.

Forward-looking statements are subject to a number of known and unknown risks, uncertainties and other factors, many of which may be beyond our control, and may cause actual results, performance or achievements to differ materially from those projected in, expressed or implied by forward-looking statements. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us are described more particularly in the “Risk Factors” section of our annual report on Form 10-K for the year ended October 31, 2015 and of this report on Form 10-Q. These risks and uncertainties include, but are not limited to, the following:

•	Reductions or eliminations in the corn-based ethanol use requirement in the federal Renewable Fuels Standard (“RFS”);
•	Lower distillers grains prices which result from the Chinese antidumping investigation;
•

Ethanol may trade at a premium to gasoline at times, causing a disincentive for discretionary blending of ethanol beyond the rates required to comply with the RFS.  Consequently, there may be a negative impact on ethanol pricing and demand;

•	Fluctuations in the price of crude oil and gasoline;
•	Changes in the availability and price of corn and natural gas;
•	Our operating margins can have fluctuated in the past and could become negative due to spread between the selling price of our products and our raw material costs;
•	Our plant may experience technical difficulties and not produce the gallons of ethanol expected;
•	Negative impacts that our hedging activities may have on our operations;
•	Ethanol and distiller grains supply exceeding demand and corresponding price reductions;
•	Our ability to generate free cash flow to fund our operations, invest in our business and service our debt;
•	Changes in the environmental regulations or our ability to comply with with the environmental regulations that apply to our plant and our operations;
•	Changes in our business strategy, capital improvements or development plans;
•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;
•	Lack of transport, storage and blending infrastructure preventing our products from reaching high demand markets;
•	Changes in federal and/or state laws, including changes in legislation benefiting renewable fuels;
•	Competition from alternative fuels and alternative fuel additives;
•	Changes in interest rates or the lack of credit availability; and
•	Changes and advances in ethanol production technology.

We believe our expectations regarding future events are based on reasonable assumptions; however, these assumptions may not be accurate or account for all risks and uncertainties. Consequently, forward-looking statements are not guaranteed. Actual results may vary materially from those expressed or implied in our forward-looking statements. In addition, we are not obligated and do not intend to update our forward-looking statements as a result of new information unless it is required by applicable securities laws. We caution investors not to place undue reliance on forward-looking statements, which represent management’s views as of the date of this report. We qualify all of our forward-looking statements by these cautionary statements.

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

Industry and Market Data

Much of the information in this report regarding the ethanol industry, including government regulation relevant to the industry is from information published by the Renewable Fuels Association (“RFA”), a national trade association for the United States ethanol industry, and information about the market for our products and competition is derived from publicly available information from governmental agencies or publications and other published independent sources.  Although we believe our third-party sources are reliable, we have not independently verified the information.

Overview

Granite Falls Energy, LLC is a Minnesota limited liability company.  References to “we”,  “us”,  “our”,  “Granite Falls Energy”,  “GFE”, and the “Company” refer to Granite Falls Energy, LLC. Our business consists primarily of the production and sale of ethanol and its co-products (wet, modified wet and dried distillers’ grains, corn oil and corn syrup) locally, and throughout the continental United States.

Our production operations are carried out at our ethanol plant located in Granite Falls, Minnesota and at the ethanol plant operated by our majority owned subsidiary, Heron Lake BioEnergy, LLC (“Heron Lake BioEnergy” or “HLBE”), near Heron Lake, Minnesota.  As of January 31, 2016, we control approximately 50.6% of HLBE's outstanding membership units through our wholly owned subsidiary, Project Viking, L.L.C.

The GFE ethanol plant has an approximate annual production capacity of 60 million gallons of denatured ethanol, but is currently permitted to produce up to 70 million gallons of undenatured ethanol on a twelve month rolling sum basis. The HLBE plant has an approximate annual production capacity of 60 million gallons of denatured ethanol, but is currently permitted to produce up to 72 million gallons of undenatured ethanol on a twelve month rolling sum basis.  We intend to continue working toward increasing production at both the GFE and HLBE plants to take advantage of the additional production allowed pursuant to our permits so long as we believe it is profitable to do so.

We market and sell the products produced at the GFE and HLBE plants primarily using third party marketers. The markets in which our products are sold may be local, regional, national, and international and depend primarily upon the efforts of third party marketers. We have contracted with Eco-Energy, LLC to market all of the ethanol produced at our ethanol plants.  We also independently market a small portion of the ethanol production at the GFE plant as E-85 to local retailers.  We have contracted with Renewable Products Marketing Group, LLC (“RPMG”) to market the distillers’ grains produced at the GFE plant and with Gavilon Ingredients, LLC to market distillers’ grains produced at the HLBE plant. We have contracted with RPMG to market all of corn oil produced at our ethanol plants. HLBE also occasionally independently markets and sells excess corn syrup from the distillation process at the Heron Lake plant to local livestock feeders.

Our cost of goods sold consists primarily of costs relating to the corn and natural gas supplies necessary to produce ethanol and distillers' grains for sale at our ethanol plants. Farmers Cooperative Elevator (“FCE”) is the exclusive supplier of corn to the GFE plant.  HLBE generally does not have long-term, fixed price contracts for the purchase of corn. Typically, HLBE purchases its corn directly from grain elevators, farmers, and local dealers within approximately 80 miles of Heron Lake, Minnesota.

At the GFE plant, we pay Center Point Energy/Minnegasco a per unit fee to move the natural gas through the pipeline, and we have guaranteed to move a minimum of 1,500,000 MMBTUs annually through December 31, 2025, which is the ending date of the agreement.  We also have an agreement with U.S. Energy Services, Inc. to procure contracts with various natural gas vendors on our behalf to supply the natural gas necessary to operate the Granite Falls plant.

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

HLBE also owns a controlling 73% interest in Agrinatural Gas, LLC ("Agrinatural"), which is a natural gas distribution and sales company located in Heron Lake, Minnesota that owns approximately 187 miles of natural gas pipeline and provides natural gas to HLBE’s ethanol plant and other commercial, agricultural and residential customers through a connection with the natural gas pipeline facilities of Northern Border Pipeline Company.  Agrinatural's revenues are generated through natural gas distribution fees and sales.

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

Additionally, we also realize relatively immaterial revenue from natural gas pipeline operations at Agrinatural, HLBE's majority owned subsidiary.  The intercompany transactions between HLBE and Agrinatural resulting from the firm natural gas transportation agreement between the two companies are eliminated in consolidation. After intercompany eliminations, revenues from Agrinatural represent less than less than 1% of our consolidated revenues and have little to no impact on the overall performance of the Company.  Therefore, our management does not separately review Agrinatural's operating performance information.  Rather, management reviews Agrinatural's natural gas pipeline financial data on a consolidated basis with our ethanol production operations segment. Additionally, management believes that the presentation of separate operating performance information for Agrinatural's natural gas pipeline operations would not provide meaningful information to a reader of the Company’s condensed consolidated unaudited financial statements.

We currently do not have or anticipate we will have any other lines of business or other significant sources of revenue other than the sale of ethanol and its co-products, which include distillers' grains and non-edible corn oil.

Plan of Operations for the Next Twelve Months

Over the next twelve months, we will continue our focus on operational improvements at our ethanol plant. These operational improvements include exploring methods to improve ethanol yield per bushel and increasing production output at our plant to take full advantage of our permitted production capacity, reducing our operating costs, and optimizing our margin opportunities through prudent risk-management policies.

We expect to have sufficient cash generated by continuing operations and availability on current credit facilities to fund our operations.  However, should we experience unfavorable operating conditions in the ethanol industry that prevent us from profitably operating the ethanol plants, we may need to seek additional funding.

At the GFE plant, we have commenced construction of an an additional grain bin, which once complete will expand the GFE plant’s grain storage by approximately 750,000 bushels.  The grain storage expansion project is expected to cost approximately $2.7 million. In connection with this project, GFE executed a construction agreement dated April 8, 2015 with Buresh Building Systems, Inc.  The grain storage expansion project commenced initial site work in August 2015 and is expected to be completed during the first half of our 2016 fiscal year.

Several upscaling projects will be required to increase the HLBE plant's current production capacity and take full advantage of the additional production allowed under its air permit. One such project includes replacing HLBE's existing regenerative thermal oxidizer ("RTO").  The total cost for the RTO project is estimated to be approximately $1.9 million and HLBE has made a down payment on the RTO equipment of approximately $375,000 to secure the order. Once installed, the new RTO will improve emissions control at the HLBE plant and allow HLBE to continue to maintain applicable regulatory compliance. Completion of the HLBE RTO project is expected during the latter part of fiscal year 2016.

In addition, we anticipate continuing to conduct routine maintenance and repair activities at the GFE and HLBE ethanol plants. We anticipate using cash we generate from our operations and, as needed, our credit facilities to finance these plant upgrade projects. GFE’s corn storage expansion project and HLBE’s RTO replacement project are being funded from current earnings from operations and we do not expect that we require additional capital to fund these projects.

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

The Renewable Fuel Standard

The RFS has been, and we expect will continue to be, a significant factor impacting ethanol usage.  The RFS is a national program that does not require that any renewable fuels be used in any particular area or state, allowing refiners to use renewable fuel blends in those areas where it is most cost-effective. Under the RFS, the Environmental Protection Agency (“EPA”) is supposed to pass an annual rule that establishes the number of gallons of different types of renewable fuels that must be used in the United States which is called the renewable volume obligations (“RVOs”). On November 30, 2015, the EPA released the long-delayed final renewable volume obligations for corn-based ethanol for 2014 through 2016. The final RVO’s for corn-based ethanol blending for 2016 are 14.5 billion gallons, well below the original statutory blending requirements of 15 billion gallons set by the RFS and the current annual U.S. corn-based ethanol production capacity 15.1 billion gallons. Many in the ethanol industry believe EPA’s reduction of RVOs from the statutory requirements is not supported by the law and will have a significant negative impact on the ethanol industry. Management anticipates that there will be legal challenges to the EPA's final renewable volume obligation release.

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

Environmental and Other Regulations

Our business subjects us to various federal, state, and local environmental laws and regulations.  These laws and regulations require us to obtain and comply with numerous permits to construct and operate our ethanol plant, including water, air and other environmental permits. Although we have been successful in obtaining all of the permits currently required, any retroactive change in environmental regulations, either at the federal or state level, could require us to obtain additional or new permits or spend considerable resources in complying with such regulations. Additionally, any changes that are made to the ethanol plant or its operations must be reviewed to determine if amended permits need to be obtained in order to implement these changes.

In particular, the Minnesota Pollution Control Agency (“MPCA”) has issued an air emission permit that established the applicable limits for each type of emission generated by our ethanol plants.  On July 10, 2015, MPCA approved a major amendment to HLBE’s air emission permit which increased its permitted production capacity from approximately 60 million gallons to approximately 72 million gallons of undenatured fuel-grade ethanol on a twelve-month rolling sum basis. In addition to increasing HLBE’s permitted capacity, the amendment also authorized equipment flexibility for various facility processes and increased various emission limits to accommodate the increase in ethanol production capacity, among other changes.  However, in connection with RTO replacement project, HLBE expects to file an application for an amendment of its air emissions permit with the MPCA in the near term to allow for the replacement under its current permit.  HLBE may incur additional costs related to ensure compliance with its permit once amended.

Other factors that may affect our future results of operation include those risks discussed below and in “PART II - Item 1A. Risk Factors” of this report and “PART I - Item 1. Business” and “PART I - Item 1A. Risk Factors” of our annual report on Form 10-K for the fiscal year ended October 31, 2015.

Results of Operations for the Three Months Ended January 31, 2016 and 2015

The following table shows summary information from the results of our operations and the approximate percentage of revenues, costs of goods sold, operating expenses and other items to total revenues in our condensed consolidated unaudited statements of operations for the three months ended January 31, 2016 and 2015.

	2016		2015
Income Statement Data	Amount	%	Amount	%
Revenue	$51,001,654	100.0%	$58,692,502	100.0%
Cost of Goods Sold	49,568,777	97.2%	53,064,397	90.4%
Gross Profit	1,432,877	2.8%	5,628,105	9.6%
Operating Expenses	1,400,846	2.7%	1,423,387	2.4%
Operating Income	32,031	0.1%	4,204,718	7.2%
Other Expense, net	(5,486)	(0.0)%	(19,845)	—%
Net Income	26,545	0.1%	4,184,873	7.2%
Less: Net Income attributable to Non-controlling interest	15,019	0.0%	417,781	0.7%
Net Income attributable to Granite Falls Energy, LLC	$11,526	0.0%	$3,767,092	6.5%

Revenues

Revenues from the sales of fuel ethanol, distillers' grains and corn oil represented approximately 98.9% and 99.2% of our total revenues for the three months ended January 31, 2016 and 2015, respectively.  The remaining approximately 1.1% and 0.8% miscellaneous other revenue for the three months ended January 31, 2016 and 2015, respectively, is made up of incidental sales of corn syrup at HLBE's plant and revenues from natural gas pipeline operations at Agrinatural, net of intercompany eliminations.

The following table shows the sources of our consolidated revenue and the approximate percentage of revenues from those sources to total revenues in our condensed consolidated unaudited statements of operations for the three months ended January 31, 2016:

		Percentage of
		Total
Revenue Sources	Amount	Revenues
Ethanol sales	$40,118,190	78.7%
Distillers grains sales	8,530,909	16.7%
Corn oil sales	1,814,904	3.5%
Miscellaneous other	537,651	1.1%
Total Revenues	$51,001,654	100.0%

The following table shows the sources of our consolidated revenue and the approximate percentage of revenues from those sources to total revenues in our condensed consolidated unaudited statements of operations for the three months ended January 31, 2015:

		Percentage of
		Total
Revenue Sources	Amount	Revenues
Ethanol sales	$47,886,778	81.6%
Distillers grains sales	8,794,787	15.0%
Corn oil sales	1,512,266	2.6%
Miscellaneous other	498,671	0.8%
Total Revenues	$58,692,502	100.0%

Our total revenues decreased by 13.1% for the three months ended January 31, 2016 as compared to the three months ended January 31, 2015.  Management attributes this decrease in revenues due primarily to decreases in the average prices received for our ethanol and distillers' grains from period to period.

Ethanol

Total consolidated revenues from ethanol sales decreased by 16.2% for the three months ended January 31, 2016 as compared to the same period in 2015, due primarily to a 19.4% decrease in the average price received from period to period. This decrease was partially offset by an increase of 3.9% in the total number of gallons sold during the three months ended January 31, 2016 as compared to the three months ended January 31, 2015.

This increase in the number of gallons sold during the 2016 period is attributable to an increase of approximately 15.1% in the number of gallons sold from the HLBE plant during the three months ended January 31, 2016 as compared to the three months ended January 31, 2015, which was offset by a 6.0% decrease in the number of gallons sold at the GFE plant from period to period.  HLBE produced and sold more ethanol gallons during three months ended January 31, 2016 as compared to the same period of 2015 primarily due to increased production in the current period and system pressure fluctuations we experienced during the first half of the quarter ended January 31, 2015 which impacted HLBE’s ability to maintain production rates during the 2015 period.

The decline in average market price for the three months ended January 31, 2016, as compared to the three months ended January 31, 2015, is due to several factors.  Industry-wide production outpaced domestic consumption and net exports during the quarter causing an increase in domestic ethanol stocks resulting in lower ethanol prices. In addition, ethanol prices were also depressed by lower unleaded gasoline and crude oil prices as well as lower corn prices. The reduction of the volume obligations set forth in the RFS by the EPA in November 2015 also had a negative effect on ethanol prices.

Management anticipates that ethanol prices will continue to change in relation to changes in corn and energy prices. In addition, management anticipates that ethanol prices will remain lower during our 2016 fiscal year due to anticipated low crude oil and unleaded gasoline prices. Continued low prices or further declines in the crude oil and unleaded gasoline markets could have a significant negative impact on the market price of ethanol and our profitability particularly if domestic ethanol stocks remain high or further increase.

Ethanol exports have provided some support for ethanol prices, especially as ethanol prices have been reduced.  However, we could experience a decrease in U.S. ethanol exports due to the premium on the price of ethanol as compared to unleaded gasoline. As a result, ethanol exports may decrease which may contribute to growth in domestic ethanol stocks and a decrease in U.S. domestic ethanol prices unless additional demand from domestic discretionary blending or other foreign markets develop.  The EPA's reduction of the RVOs set forth in the RFS may limit demand for ethanol beyond obligated blending requirements negatively impacting ethanol prices throughout 2016 and potentially after that time. Operating conditions deteriorated towards the end of 2015 fiscal year and through our first fiscal quarter.  Management expects margins will remain tight through fiscal year 2016 and possibly negative at times during our second fiscal quarter which could have a material adverse effect on our results of operations, cash flows and financial condition.

Management anticipates that our ethanol production during our 2016 fiscal year will be higher than during our 2015 fiscal year due to increased permitted production capacity and capital improvement projects we have been undertaking designed to increase our production capacity. However, if the ethanol industry experiences unfavorable operating margins during our 2016 fiscal year, it is possible that we may be forced to reduce production based on these market conditions.

At January 31, 2016, ethanol derivative instruments resulted in a gain of approximately $79,000 during the three months ended January 31, 2016, which increased our revenue.  We had no gain or loss on ethanol derivative instruments during the three months ended January 31, 2015.

Distillers' Grains

Total revenue from the sales of distillers' grains decreased by 3.0% during the three months ended January 31, 2016 compared to the same period of 2015.  The decline in distillers' grains revenues is primarily attributable to an 1.7% decrease from period to period in the average price received for distillers' grains for both plants. The effect of the decrease in average distillers' grains price was further enhanced by a 1.4% decrease in the aggregate tons of distillers' grains sold during the three months ended January 31, 2016 as compared to the same period in 2015.  This decrease in tons sold is due to a 6.8% decrease in the volume of distillers' grains sold at the GFE plant which was partially mitigated by a 5.1% increase in distillers' grains sales at the HLBE plant. The decrease in distillers' grains sales at the GFE plant during the first fiscal quarter of 2016 was primarily attributable to decrease from period to period in the amount of dried distillers grains produced at the GFE plant, which resulted in fewer tons sold at the GFE plant.

HLBE produced and sold more total tons of distillers’ grains during the three months ended January 31, 2016 compared to the same period of 2015 due to increased total production during the first quarter of our 2016 fiscal year. This increase in tons sold from period to period was a result of HLBE’s increased production capcity during the three months ended January 31, 2016, as well as the system pressure fluctuations it experienced during the three months ended January 31, 2015 discussed above. Since distillers’ grains are a co-product of the ethanol production process, when ethanol production increases, distillers’ grains production increases as well.

The decline in the average price received for our distillers’ grains was due primarily to increased corn and soybeans supplies, which resulted lower market corn and soybean meal prices during the three months ended January 31, 2016. Since distillers’ grain are primarily used as an animal feed substitute for corn and soybean meal, the price of distillers’ grain is impacted by these competing products.    Management anticipates continued lower corn and soybean prices which may result in continued low or declining distillers’ grain prices.

In addition, management anticipates distillers’ grains prices will be lower during the remainder of our 2016 fiscal year as a result of the Chinese antidumping and countervailing duty investigation.  This investigation may lead to a decrease in distillers’ grains exports to China in the near term and may result in the imposition of tariffs by the Chinese in the future. This antidumping and countervailing duty investigation could significantly decrease demand and prices for distillers grains produced in the United States. This potential reduction in demand along with lower domestic corn prices could result in excess distillers’ grains supplies in the United States and could negatively impact our results of operations.

Corn Oil

Total corn oil sales increased by 20.0% for the three months ended January 31, 2016 compared to the same period of 2015.  Management attributes this increase to a 47.4% increase in the volume of corn oil sold for the three months ended January 31, 2016 compared to the same period in 2015, which was partially offset by 18.6% reduction in the average corn oil price.

The increase in pounds sold from period to period was attributable to an 98.5% and 9.7% increase in the volumes sold at the HLBE plant and GFE plant, respectively.  The increase at the HLBE plant a result of HLBE’s increased production capcity during the three months ended January 31, 2016, and improved corn oil extraction efficiencies. The GFE and HLBE plants produced and sold more total corn oil for the three months ended January 31, 2016 compared to the same period in 2015, due to increased production and improved corn oil extraction efficiencies.  The HLBE plant also saw significant growth in corn oil sales from the prior period the system pressure fluctuations it experienced during the three months ended January 31, 2015 discussed above. Management anticipates that the corn oil production our ethanol plants will continue to be higher during our 2016 fiscal year compared to our 2015 fiscal year.

Corn oil prices have been impacted by oversupply and lower soybean oil prices, a product that typically competes with corn oil, particularly for biodiesel production. Biodiesel production is a major source of corn oil demand.  Management anticipates corn oil prices may rebound during our 2016 fiscal year since the biodiesel blenders’ tax credit was renewed for 2016 which may lead to increased biodiesel production and increased corn oil prices. However, management believes that corn oil production capacity still exceeds demand which may continue to negatively impact corn oil prices. Unless additional demand can be created, management anticipates continued lower corn oil prices during our 2016 fiscal year.

Cost of Goods Sold

Our costs of goods sold include, among other things, the cost of corn and natural gas (which are the two largest single components of costs of goods sold), as well as processing ingredients, electricity, and wages, salaries and benefits of production personnel.

The following table shows the costs of corn and natural gas and the approximate percentage of costs of those components to total costs of goods sold in our condensed consolidated unaudited statements of operations for the three months ended January 31, 2016:

	Amount	Percentage of Cost of Goods Sold
Corn costs	$38,977,940	78.6%
Natural gas costs	2,646,941	5.3%
All other components of costs of goods sold	7,943,896	16.1%
Total Cost of Goods Sold	$49,568,777	100.0%

The following table shows the costs of corn and natural gas and the approximate percentage of costs of those components to total costs of goods sold in our condensed consolidated unaudited statements of operations for the three months ended January 31, 2015:

	Amount	Percentage of Cost of Goods Sold
Corn costs	$41,148,928	77.5%
Natural gas costs	4,311,918	8.1%
All other components of costs of goods sold	7,603,551	14.4%
Total Cost of Goods Sold	$53,064,397	100.0%

Our costs of goods sold decreased 6.6% for the three month period ended January 31, 2016 compared the same period of 2015.  However, cost of goods sold as a percentage of revenues increased for the three month period ended January 31, 2016 compared the same period of 2015 due to the narrowing of the margin between the price of ethanol and the price of corn.

Corn

Corn costs decreased 5.3% for the quarter ended January 31, 2016 as compared to the same period of 2015, as our average price paid per bushel of corn, net of hedging activity, decreased by 6.9% from period to period. However, corn cost comprised a larger portion of our cost of goods sold from period to period representing 78.6% and 77.5% of our cost of goods sold for the quarters ended January 31, 2016 and 2015, respectively.

The decrease in corn prices was primarily driven by the strong corn harvest in the fall of 2015 resulting in a significant increase in the supply of corn available to the market. Management anticipates that corn prices will remain relatively stable during our 2016 fiscal year due to ample corn supplies and relatively stable corn demand. These lower corn prices could impact the amount of corn which is planted during 2016 which could result in higher corn prices later in our 2016 fiscal year.

From time to time we enter into forward purchase contracts for our commodity purchases and sales. At January 31, 2016, we had forward corn purchase contracts for various delivery periods through December 2016. Our corn derivative positions resulted in gains of approximately $196,000 for the three months ended January 31, 2016, which decreased cost of goods sold, compared to losses of approximately $608,000 related to corn derivative instruments for the same period of 2015, which increased cost of goods sold for the 2015 period.  We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn in cost of goods sold as the changes occur.  As corn prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance.  We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.

Natural Gas

For the three month period ended January 31, 2016, we experienced a decrease of 38.6% in our overall natural gas costs compared to the same period of 2015.  The decrease in natural gas costs was due to plentiful supply, resulting in lower natural gas prices for the three months ended January 31, 2016 as compared to the three months ended January 31, 2015.  Additionally, winter was milder, resulting in lower natural gas demand during the three months ended January 31, 2016 as compared to the same period of 2015.  Management anticipates that natural gas prices will continue to hold steady, unless there are major supply disruptions due to production problems or catastrophic weather events, as natural gas production has replenished stock shortages from last year and is currently exceeding demand.

Our natural gas derivative positions resulted in a gain of approximately $32,000 during the three months ended January 31, 2016, which decreased our cost of goods sold. In comparision, we had no gain or loss on natural gas derivative instruments during the three months ended January 31, 2015.

Operating Expenses

Operating expenses include wages, salaries and benefits of administrative employees at the plant, insurance, professional fees and similar costs.  Our operating expenses decreased by 1.6% for the three months ended January 31, 2016 compared to the same period ended 2015. Despite the decrease from period to period, operating expenses, as a percentage of total revenues, increased slightly to 2.7% for the three months ended January 31, 2016, as compared to 2.4% for three months ended January 31, 2015. Although we are focused on increasing operating efficiencies, these expenses generally do not vary with the level of production at the plant.  We expect that going forward our operating expenses will remain relatively steady.

Operating Income

We had income from operations of approximately $32,000 for the three months ended January 31, 2016, compared to income from operations of approximately $4.2 million for the three months ended January 31, 2015. This decrease in our operating income is primarily due to decreased operating margins due to lower average prices received for our products and the narrowing of our net operating margins at our plants.

Other Expense, Net

Our other expense, net, for the three months ended January 31, 2016 was approximately $5,000, compared to a net expense of approximately $20,000 for the three months ended January 31, 2015.  Other expense, net consists primarily of interest expense on our credit facilities.  Interest expense for the three months ended January 31, 2016 was approximately $76,000 compared to approximately $70,000 for the same period of 2015, reflecting the increase in borrowings on HLBE's credit facilities for the three months ended January 31, 2016. Offsetting our interest expense, we other income of approximately $68,000 during the three months ended January 31, 2016, compared to approximately $47,000 of other income for the three months ended January 31, 2015.

Changes in Financial Condition at January 31, 2016

The following table highlights our financial condition at January 31, 2016 and October 31, 2015:

	January 31, 2016	October 31, 2015
	(unaudited)
Current Assets	$26,771,467	$35,513,044
Total Assets	$112,897,553	$122,011,081
Current Liabilities	$10,822,221	$9,139,680
Long-Term Debt	$7,536,806	$6,711,975
Members' Equity attributable to Granite Falls Energy, LLC	$74,973,246	$84,602,607
Non-controlling Interest	$19,565,280	$21,556,819

Total assets were approximately $112.9 million at January 31, 2016, a 7.5% decrease from our total assets at October 31, 2015.  The decrease in our total assets is primarily due to a 24.6% decrease in total current assets at January 31, 2016 compared to October 31, 2015.  The change in our current assets is due to significant decreases in cash on hand during the three months ended January 31, 2016.  At January 31, 2016, our cash on hand was approximately was approximately $6.1 million less than cash on hand at October 31, 2015, due to decreased profitability during the period and payment of distributions to members in January 2016.  In addition, also contributing to the reduction in our current assets at January 31, 2016 was a decrease of approximately $4.4 million in accounts receivable and a decrease in the value of our commodity derivative instruments of approximately $505,000. Our trade accounts receivable decreased due to primarily to timing of shipments. Offsetting these decreases were increases of approximately $412,000 in restricted cash related to cash held in our margin account for our hedging transactions,  approximately $214,000 in inventory as a result of having more corn and ethanol on hand at January 31, 2016, and approximately $1.7 million in prepaid expenses at January 31, 2016 compared to October 31, 2015.

Total current liabilities totaled approximately $10.8 million at January 31, 2016, an increase of approximately $1.7 million from October 31, 2015.  This increase was mainly due to an increase of approximately $3.5 million in checks drawn in excess of bank balance at January 31, 2016 compared to October 31, 2015. Our outstanding checks drawn in excess of our bank balance represents any checks that we have issued which have not yet been cashed which exceed the cash we have in our bank account.  Checks that we issue are paid from our revolving term loans and any cash that we generate is used to pay down our lines of credit with our primary lender. Offsetting the increase in checks drawn in excess of bank balance was a decrease of approximately $1.7  million in our accounts payable and a decrease of $261,000 in corn payable to FCE at January 31, 2016 as compared to October 31, 2015.  The decrease in our accounts payable and corn payable to FCE is due primarily to lower corn prices during the quarter which reduced the amount of our corn payable at January 31, 2016.

Our long-term debt increased approximately $892,000 at January 31, 2016 compared to October 31, 2015.  The increase is due to increased borrowings by HLBE on its AgStar debt facilities to finance a portion of distributions made to HLBE unit holders in January 2016.

Members’ equity attributable to Granite Falls Energy, LLC at January 31, 2016 compared to October 31, 2015 decreased by $9.6 million. The decrease was related to the distribution to our members of approximately $9.6 million during January 2016.

Noncontrolling interest totaled approximately $19.6 million at January 31, 2016.  This is directly related to recognition of the 49.4% noncontrolling interest in HLBE at January 31, 2016.

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

We do not currently anticipate any significant purchases of property and equipment that would require us to secure additional capital in the next twelve months. However, management continues to evaluate conditions in the ethanol industry and explore opportunities to improve the efficiency and profitability of our operations which may require additional capital to supplement cash generated from operations and our current credit facilities. The grain storage expansion project at the GFE plant the the RTO replacement project at the HLBE plant are being funded from current earnings from operations and we do not expect that we require additional capital to fund these projects.

Cash Flows

The following table shows our cash flows for the three months ended January 31, 2016 and 2015:

	2016	2015
	(unaudited)	(unaudited)
Net cash provided by operating activities	$3,405,448	$11,598,317
Net cash used in investing activities	$(2,294,859)	$(4,168,127)
Net cash used in financing activities	$(7,250,811)	$(30,122,400)
Net decrease in cash	$(6,140,222)	$(22,692,210)

Operating Cash Flows

Our cash flows from operations were approximately $8.2 million lower for the three months ended January 31, 2016 compared to the three months ended January 31, 2015.  This decrease from period to period was due primarily to a $4.2 million decrease in our net income. During the three months ended January 31, 2016, we also had less accounts receivable and increased prepaid expenses, which reduced our cash flows from operations.  Additionally, our accounts payable decreased by $1.7 million for three months ended January 31, 2016,  as compared to an increase of $2.5 million for three months ended January 31, 2015.

Investing Cash Flows

Cash used in investing activities was approximately $2.3 million for the three months ended January 31, 2016, compared to approximately $4.2 million for the three months ended January 31, 2015. This $1.9 million decrease was due primarily to reduced capital expenditures for the three months ended January 31, 2016 for construction in progress.  During the three months ended January 31, 2016, we used cash at the GFE plant for our grain bin storage expansion and at HLBE plant for our RTO replacement project. During the three months ended January 31, 2016, we used cash at the HLBE plant to purchase a condenser and sieve beads to remediate the system pressure fluctuations HLBE experienced during the first fiscal quarter.

Financing Cash Flows

Cash used in financing activities was approximately $22.9 million less for the three months ended January 31, 2016 compared to the same period of 2015. For the three months ended January 31, 2016, we made payments of approximately $9.6 million in distributions to our unit holders, approximately $2.0 million to non-controlling interests, and approximately $3.7 million on HLBE’s long-term debt, which were offset by approximately $4.6 million in proceeds from HLBE’s long-term debt and approximately $3.5 million provided by checks drawn in excess of bank balance.  In comparison, for the same period in 2015, we had proceeds of of approximately $3.4 million on HLBE’s long-term debt, approximately $3.4 million provided by checks drawn in excess of bank balance and made payments of approximately $32.1 million in distributions to our unit holders and $4.6 million to non-controlling interests.

Indebtedness

Granite Falls Energy

We have a credit facility with United FCS consisting of a long-term revolving term loan. Our credit facility with United FCS is secured by substantially all our assets. There are no savings account balance collateral requirements as part of this credit facility.  CoBank serves as administrative agent for this credit facility.

The Company's credit facility with United FCS is subject to numerous covenants requiring us to maintain various financial ratios. As of January 31, 2016, we were in compliance with these financial covenants and expect to be in compliance throughout fiscal 2016.

Under the Company's long-term revolving term loan, we could initially borrow, repay, and re-borrow up to $18.0 million. However, the amount available for borrowing under this facility reduces by $2.0 million every six months, beginning September 1, 2014, with the final reduction on March 1, 2018.  Therefore, at January 31, 2016, the amount we may borrow under this facility was $14.0 million.  The amount available under this facility was further reduced at March 1, 2016 to $12.0 million in accordance with the loan terms. The interest rate for this facility is based on the bank's "One Month LIBOR Index Rate" plus 3.05%. The facility is available through March 31, 2018.  As of January 31, 2016 and October 31, 2015, there was no outstanding balance on the revolving term loan.

Heron Lake BioEnergy

AgStar Revolving Term Note

HLBE has a credit facility with AgStar Financial Services, FCLA ("AgStar") which consists of a revolving term loan with a maturity date of March 1, 2022.  The credit facility is secured by all of HLBE's real property, equipment and other assets.   CoBank serves as administrative agent for this credit facility.

The HLBE credit facility is subject to numerous covenants requiring HLBE to maintain various financial ratios.  As of January 31, 2016, HLBE was in compliance with these financial covenants and management expects HLBE will continue to be in compliance throughout fiscal 2016.

Under the AgStar revolving term note, HLBE may borrow, repay, and re-borrow up to $28.0 million.  However, the maximum principal amount of this loan decreases by $3.5 million annually starting on March 1, 2015 and continuing each anniversary thereafter until maturity.  The amount available under this facility at January 31, 2016 was $24.5 million.  The amount available under this facility was further reduced at March 1, 2016 to $21.0 million in accordance with the loan terms.

Interest on this loan accrues at 3.25% above the One-Month London Interbank Offered Rate (LIBOR) Index rate.  HLBE may elect to enter into a fixed interest rate on this loan at various times throughout the term of the loan as provided in the loan agreements.  The revolving term loan is subject to an annual fee of 0.5% of the unused portion of this loan.  The revolving term loan is also subject to a prepayment fee for any prepayment on the loan prior to July 1, 2016 due to refinancing.  At January 31, 2016, HLBE had approximately approximately $5.7 million outstanding on this loan at January 31, 2016, and $4.8 million at October 31, 2015.  The interest rate at January 31, 2016 and October 31, 2015 was 3.69% and 3.45%, respectively.

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

There was a total of approximately $2.0 million in outstanding water revenue bonds at January 31, 2016 and October 31, 2015. HLBE classifies its obligations under these bonds as assessments payable. The interest rates on the bonds range from 0.50% to 8.73%.

To fund the purchase of the distribution system and substation for the plant, HLBE entered into a loan agreement with Federated Rural Electric Association pursuant to which HLBE borrowed $600,000 by a secured promissory note. Under the note HLBE is required to make monthly payments to Federated Rural Electric Association of $6,250 consisting of principal and an annual fee of 1% beginning on October 10, 2009. In exchange for this loan, Federated Rural Electric Association was granted a security interest in the distribution system and substation for the plant. The balance of this loan was approximately $125,000 and $144,000 at January 31, 2016, and October 31, 2015, respectively.

HLBE also has a note payable to the noncontrolling owner of Agrinatural in the amount of in the amount of $266,000 and $300,000 at January 31, 2016 and October 31, 2015, respectively. Interest on the note is the One-Month LIBOR rate plus 4.0% and the note is due on demand.

Agrinatural

Original Agrinatural Credit Facility

On July 29, 2014, HLBE has entered into an intercompany loan agreement and related loan documents with Agrinatural, its majority owned subsidiary (the “Original Agrinatural Credit Facility”). Under the Original Agrinatural Credit Facility, the Company agreed to make a five-year term loan in the principal amount of $3.05 million to Agrinatural for use by Agrinatural to repay approximately $1.4 million of its outstanding debt and provide approximately $1.6 million of working capital to Agrinatural. The Original Agrinatural Credit Facility contains customary financial and non-financial affirmative covenants and negative covenants for loans of this type and size.

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

In exchange for the loan agreement, Agrinatural executed a security agreement granting HLBE a first lien security interest in all of Agrinatural's equipment and assets and a collateral assignment assigning HLBE all of Agrinatural's interests in its contracts, leases, easements and other agreements. In addition, Rural Energy Solutions, LLC, the noncontrolling owner of Agrinatural (“RES”), executed a guarantee under which RES guaranteed full payment and performance of 27% of Agrinatural's obligations to HLBE.

The balance of this loan was approximately $2.7 million at January 31, 2016 and $2.8 million at October 31, 2015.

Additional Agrinatural Credit Facility

On March 30, 2015, HLBE entered into a second intercompany loan agreement and related loan documents (the “Additional Agrinatural Credit Facility”) with Agrinatural. Under the Additional Agrinatural Credit Facility, HLBE agreed to make a four-year term loan in the principal amount of $3.5 million to Agrinatural for use by Agrinatural to repay its outstanding trade debt and provide working capital.  The Additional Agrinatural Credit Facility contains customary financial and non-financial affirmative covenants and negative covenants for loans of this type and size.

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

The balance of this loan was approximately $3.1 million at January 31, 2016 and $3.2 million at October 31, 2015.

Critical Accounting Policies and Estimates

Management uses estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.  We believe that of our significant accounting policies summarized in Note 1 to our condensed consolidated unaudited financial statements included with this Form 10-Q.  At January 31, 2016, our critical accounting estimates continue to include those described in our annual report on Form 10-K for the fiscal year ended October 31, 2015. Management has not changed the method of calculating and using estimates and assumptions in preparing our condensed consolidated unaudited financial statements in accordance with generally accepted accounting principles in the United States of America.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

We are exposed to the impact of market fluctuations associated with interest rates and commodity prices as discussed below. We have no exposure to foreign currency risk as all of our business is conducted in U.S. Dollars. We use derivative financial instruments as part of an overall strategy to manage market risk. We use cash, futures and option contracts to hedge changes to the commodity prices of corn, ethanol and natural gas. We do not enter into these derivative financial instruments for trading or speculative purposes, nor do we designate these contracts as hedges for accounting purposes pursuant to the requirements of U.S. Generally Accepted Accounting Principles (“GAAP”).

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

As of January 31,  2016, GFE had no exposure to interest rate risk as we had no amounts outstanding on our credit facility with United FCS, PCA. As of January 31, 2016, HLBE’s exposure to interest rate risk results primarily from its credit facilities with AgStar, as well as its note payable to the noncontrolling owner of Agrinatural.   Below is a sensitivity analysis we prepared regarding HLBE's income exposure to changes in interest rates for its credit facility with AgStar. The sensitivity analysis below shows the anticipated effect on our income from a 10% adverse change in interest rates for a one-year period.

Outstanding Variable
Rate Debt at	Interest Rate at	Interest Rate Following 10%	Approximate Adverse
January 31, 2016	January 31, 2016	Adverse Change	Change to Income
$6,042,000	3.69%	4.06%	$22,000

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

As of  January 31, 2016, GFE had price protection in place for approximately 4% of its anticipated corn needs and approximately 4% of its ethanol sales for the next 12 months. As of  January 31, 2016, HBLE had price protection in place for approximately 15% of its anticipated corn needs and approximately 4% of its ethanol sales for the next 12 months. Through these contracts we hope to minimize risk from future market price fluctuations and basis fluctuations. As input prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for us.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the fair value of our corn and natural gas prices and average ethanol price as of January 31,  2016, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for both of the GFE and HLBE plants for a one year period from January 31,  2016.

The results of this sensitivity analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next	Hypothetical Adverse Change in
	12 months (net of forward and futures	Price as of	Approximate Adverse Change to
	contracts)	January 31, 2016	Income
Ethanol	127,442,000	10%	$16,083,000
Corn	41,250,000	10%	$13,961,000
Natural Gas	3,200,000	10%	$1,048,000

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

Effectiveness of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and General Manager (the principal executive officer), Steve Christensen, along with our Chief Financial Officer (the principal financial officer), Stacie Schuler, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2016. Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during our most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

From time to time in the ordinary course of business, Granite Falls Energy, LLC and Heron Lake BioEnergy, LLC may be named as a defendant in legal proceedings related to various issues, including workers' compensation claims, tort claims, or contractual disputes. We are not currently involved in any material legal proceedings.

Item 1A.   Risk Factors

The risk factors below should be read in conjunction with the risk factors disclosed in Item 1A of our Form 10-K for the fiscal year ended October 31, 2015. Additional risks and uncertainties, including risks and uncertainties not presently known to us, or that we currently deem immaterial, could also have an adverse effect on our business, financial condition and/or results of operations.

Distillers grains demand and prices may be negatively impacted by the Chinese antidumping and countervailing duty investigation.

China is the world's largest buyer of distillers’ grains produced in the United States. In 2013, China began rejecting U.S. dried distillers grains because it contained genetically modified corn not yet approved for import. In early 2015, China lifted this ban, allowing distillers grains into their country. However, in January 2016, China’s Ministry of Commerce initiated an anti-dumping investigation into U.S. produced dried distillers grains exported to China. During the pendency of the investigation, it is likely that distillers’ grains exports to China will be reduced, regardless of whether the investigation results in additional findings or if China ultimately imposes a tariff on U.S. produced distillers’grains exported to China. Further, if China does introduce a tariff on U.S. produced distillers’ grains exported to China, it could remove the largest source of export demand for distillers’ grains which could significantly reduce the export market for U.S. produced distillers grains and negatively impact our profitability.

Additional Iranian oil may enter the market and negatively impact gasoline and ethanol prices.

Recently, the United States and several European nations lifted certain of the oil sanctions on Iran imposed in 2012 which previously prevented Iranian oil from being imported into the United States and Europe.  Iran’s crude oil exports of approximately 2.0 million barrels of oil a day fell in half as a result of the 2012 sanctions. The renewal of Iranian oil exports could increase already high world supplies by introducing additional Iranian oil into the world market and may result in further lowering oil prices, which are already very low. Lower priced oil has resulted in lower priced gasoline, which has negatively impacted ethanol prices and demand. If lower gasoline prices continue or if additional downward pressure results from resumed Iranian exprorts, it could negatively impact our ability to profitably operate the ethanol plant.

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
101

The following financial information from Granite Falls Ethanol, LLC's Quarterly Report on Form 10-Q for the quarter ended January 31,  2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Unaudited Financial Statements.

*    Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANITE FALLS ENERGY, LLC

Date: March 16, 2016	/s/ Steve Christensen
Steve Christensen
Chief Executive Officer

/s/ Stacie Schuler
Date: March 16, 2016	Stacie Schuler
Chief Financial Officer