Form 10-Q
period 2016-04-30
Granite Falls Energy, LLC
filed 2016-06-14
CIK 1181749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended April 30, 2016

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

As of June 14, 2016 there were 30,606 membership units outstanding.

PART IFINANCIAL INFORMATION

Item 1.  Financial Statements

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	April 30, 2016	October 31, 2015
ASSETS	(unaudited)
Current Assets
Cash	$10,564,279	$12,696,536
Restricted cash	630,941	—
Accounts receivable	1,899,734	9,667,472
Inventory	11,732,326	12,212,025
Commodity derivative instruments	126,874	677,149
Prepaid expenses and other current assets	454,379	259,862
Total current assets	25,408,533	35,513,044

Property and Equipment, net	82,617,111	84,304,162

Goodwill	1,372,473	1,372,473

Other Assets	800,328	821,402

Total Assets	$110,198,445	$122,011,081

LIABILITIES AND MEMBERS' EQUITY
Current Liabilities
Checks drawn in excess of bank balance	$998,233	$1,836,682
Current maturities of long-term debt	519,404	517,957
Accounts payable	3,904,330	4,643,130
Corn payable to FCE	1,853,442	1,486,247
Commodity derivative instruments	159,325	1,114
Accrued expenses	977,657	654,550
Total current liabilities	8,412,391	9,139,680

Long-Term Debt, less current portion	6,535,140	6,711,975

Commitments and Contingencies

Members' Equity
Members' equity attributable to Granite Falls Energy, LLC consists of 30,606 units authorized, issued, and outstanding	75,672,760	84,602,607
Non-controlling interest	19,578,154	21,556,819
Total members' equity	95,250,914	106,159,426
Total Liabilities and Members' Equity	$110,198,445	$122,011,081

Notes to Condensed Consolidated Unaudited Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	April 30, 2016	April 30, 2015	April 30, 2016	April 30, 2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues	$50,974,398	$59,067,109	$101,976,052	$117,759,611

Cost of Goods Sold	48,700,701	53,522,021	98,269,478	106,586,418

Gross Profit	2,273,697	5,545,088	3,706,574	11,173,193

Operating Expenses	1,489,496	1,371,245	2,890,342	2,794,632

Operating Income	784,201	4,173,843	816,232	8,378,561

Other Income (Expense):
Other income (expense), net	31,128	(4,568)	98,807	42,406
Interest income	1,737	747	4,536	4,395
Interest expense	(104,678)	(109,027)	(180,642)	(179,494)
Total other expense, net	(71,813)	(112,848)	(77,299)	(132,693)

Net Income	$712,388	$4,060,995	$738,933	$8,245,868

Less: Net Income Attributable to Non-controlling Interest	12,874	881,356	27,893	1,299,137

Net Income Attributable to Granite Falls Energy, LLC	$699,514	$3,179,639	$711,040	$6,946,731

Weighted Average Units Outstanding - Basic and Diluted	30,606	30,606	30,606	30,606

Amounts attributable to Granite Falls Energy, LLC:

Net Income Per Unit - Basic and Diluted	$22.86	$103.89	$23.23	$226.97

Distributions Per Unit - Basic and Diluted	$—	$—	$315	$1,050

Notes to Condensed Consolidated Unaudited Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	Six Months Ended	Six Months Ended
	April 30, 2016	April 30, 2015
	(unaudited)	(unaudited)

Cash Flows from Operating Activities:
Net income	$738,933	$8,245,868
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	4,778,933	4,749,250
Change in fair value of commodity derivative instruments	(113,708)	612,629
Changes in operating assets and liabilities:
Restricted cash	(630,941)	(219,296)
Commodity derivative instruments	822,194	908,097
Accounts receivable	7,767,738	239,731
Inventory	479,699	222,885
Prepaid expenses and other current assets	(194,517)	(314,022)
Accounts payable	(830,857)	(2,044,199)
Accrued expenses	323,107	137,660
Net Cash Provided by Operating Activities	13,140,581	12,538,603

Cash Flows from Investing Activities:
Payments for capital expenditures	(2,611,556)	(5,033,280)
Net Cash Used in Investing Activities	(2,611,556)	(5,033,280)

Cash Flows from Financing Activities:
Proceeds from checks drawn in excess of bank balance	(838,449)	9,756,420
Proceeds from long-term debt	7,611,180	—
Payments on long-term debt	(7,786,568)	(475,863)
Distributions to non-controlling interests	(2,006,558)	(4,621,340)
Member distributions paid	(9,640,887)	(32,136,300)
Net Cash Used in Financing Activities	(12,661,282)	(27,477,083)

Net Decrease in Cash	(2,132,257)	(19,971,760)

Cash - Beginning of Period	12,696,536	27,209,010

Cash - End of Period	$10,564,279	$7,237,250

Supplemental Cash Flow Information
Cash paid during the period for:
Interest expense	$180,642	$152,451

Supplemental Disclosure of Noncash Investing and Financing Activities
Capital expenditures and construction in process included in accounts payable	$881,703	$272,954

Notes to Condensed Consolidated Unaudited Financial Statements are an integral part of this Statement.

Granite Falls Energy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

April 30, 2016

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

In the opinion of management, the condensed consolidated unaudited financial statements reflect all adjustments consisting of normal recurring accruals that we consider necessary to present fairly the Company’s results of operations, financial position and cash flows. The results reported in these condensed consolidated unaudited financial statements should not be regarded as necessarily indicative of results that may be expected for any other fiscal period or for the fiscal year.

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

Granite Falls Energy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

April 30, 2016

Segment Reporting

Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker or decision making group in deciding how to allocate resources and in assessing performance. The Company has determined that it has one reportable business segment, the manufacture and marketing of fuel-grade ethanol and the co-products of the ethanol production process. Although the Company also realizes relatively immaterial revenue from natural gas pipeline operations at Agrinatural, the Company's chief operating decision maker reviews financial information of the Company as a whole for purposes of assessing financial performance and making operating decisions and does not separately review Agrinatural's operating performance information. Accordingly, the Company considers itself to be operating in a single industry segment.

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

Inventory

Inventory is stated at the lower of cost or net realizable value in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2015-11 issued in July 2015. Cost for all inventories is determined using the first in first out method (“FIFO”).  Net realizable value is the estimated selling prices in the ordinary course of business less reasonably predictable costs of completion, disposal, and transportation.  Inventory consists of raw materials, work in process, finished goods, and spare parts.  Corn is the primary raw material along with other raw materials.  Finished goods consist of ethanol, distillers' grains, and corn oil.

Derivative Instruments

From time to time the Company enters into derivative transactions to hedge its exposures to commodity price fluctuations. The Company is required to record these derivatives on the balance sheets at fair value.

Granite Falls Energy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

April 30, 2016

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

Correction Of An Immaterial Error

The Company revised the condensed consolidated unaudited statement of cash flows for the six months ended April 30, 2015, to correct for a non-cash acquisition of property and equipment resulting in an increase in cash provided by operating activities of $3,359,225 and a corresponding decrease in net cash provided by investing activities.

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

Granite Falls Energy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

April 30, 2016

3.   INVENTORY

Inventories consist of the following:

	April 30, 2016	October 31, 2015
	(unaudited)
Raw materials	$2,570,650	$4,504,388
Supplies	2,625,524	2,631,452
Work in process	1,555,217	1,445,084
Finished goods	4,980,935	3,631,101
Totals	$11,732,326	$12,212,025

The Company performs a lower of cost or net realizable value analysis on inventory to determine if the market values of certain inventories are less than their carrying value, which is attributable primarily to decreases in market prices of corn and ethanol. Based on the lower of cost or net realizable value analysis, the Company recorded a loss on ethanol inventories, as a component of cost of goods sold, of approximately $232,000 and $0 for the three and six month periods ended April 30, 2016 and 2015, respectively.

4.   DERIVATIVE INSTRUMENTS

As of April 30, 2016, the total notional amount of the Company's outstanding corn derivative instruments was approximately 4,820,000 bushels, comprised of 1,900,000 and 2,920,000 bushel equivalent positions held by GFE and HLBE, respectively, that were entered into to hedge forecasted corn purchases through March 2017. There may be offsetting positions that are not shown on a net basis that could lower the notional amount of positions outstanding as disclosed above.

As of April 30, 2016, the total notional amount of the Company’s outstanding ethanol derivative instruments was approximately 8,400,000 gallons, comprised of approximately 4,200,000 gallons of equivalent positions held by each of GFE and HLBE that were entered into to hedge forecasted ethanol sales through August 2016.

The following tables provide details regarding the Company's derivative instruments at April 30, 2016, none of which were designated as hedging instruments:

	Balance Sheet location	Assets	Liabilities
Corn contracts - GFE	Commodity derivative instruments	$—	$92,250
Corn contracts - HLBE	Commodity derivative instruments	—	67,075
Ethanol contracts - GFE	Commodity derivative instruments	63,437	—
Ethanol contracts - HLBE	Commodity derivative instruments	63,437	—
Totals		$126,874	$159,325

In addition, at April 30, 2016, the Company maintained approximately $631,000 of restricted cash, comprised of approximately $188,000 held by GFE and $443,000 held by HLBE related to margin requirements for the Company’s commodity derivative instrument positions.

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

April 30, 2016

The following tables provide details regarding the gains and losses from Company's derivative instruments in statements of operations, none of which are designated as hedging instruments:

	Statement of	Three Months Ended April 30,
	Operations Location	2016	2015
Corn contracts	Cost of Goods Sold	$(240,768)	$(4,257)
Ethanol contracts	Revenues	22,258	—
Natural gas contracts	Cost of Goods Sold	32,358	—
Total gain (loss)		$(186,152)	$(4,257)

	Statement of	Six Months Ended April 30,
	Operations Location	2016	2015
Corn contracts	Cost of Goods Sold	$(23,370)	$(612,629)
Ethanol contracts	Revenues	104,720	—
Natural gas contracts	Cost of Goods Sold	32,358	—
Total gain (loss)		$113,708	$(612,629)

5.   FAIR VALUE

The following table provides information on those derivative assets and liabilities measured at fair value on a recurring basis at April 30, 2016:

		Fair Value Measurement Using
		Quoted Prices	Significant Other	Significant
	Carrying Amount	in Active Markets	Observable Inputs	Unobservable Inputs
Financial Asset:	in Balance Sheet	(Level 1)	(Level 2)	(Level 3)
Commodity Derivative Instruments - Ethanol	$126,874	$126,874	$—	$—

Financial Liabilities
Commodity Derivative Instruments - Corn	$159,325	$159,325	$—	$—

The following table provides information on those derivative liabilities measured at fair value on a recurring basis at October 31, 2015:

		Fair Value Measurement Using
		Quoted Prices	Significant Other	Significant
	Carrying Amount	in Active Markets	Observable Inputs	Unobservable Inputs
Financial Asset:	in Balance Sheet	(Level 1)	(Level 2)	(Level 3)
Commodity Derivative Instruments - Ethanol	$677,149	$677,149	$—	$—

Financial Liabilities:
Commodity Derivative Instruments - Corn	$1,114	$1,114	$—	$—

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

Granite Falls Energy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

April 30, 2016

6.   DEBT FACILITIES

Debt financing consists of the following:

	April 30, 2016	October 31, 2015
HERON LAKE BIOENERGY:	(unaudited)
Revolving term loan to lending institution, see terms below	$4,803,756	$4,822,777
Assessments payable	1,944,538	1,963,405
Note payable to electrical company	106,250	143,750
Note payable to noncontrolling interest member of Agrinatural	200,000	300,000
Totals	7,054,544	7,229,932
Less amounts due within one year	519,404	517,957
Net long-term debt	$6,535,140	$6,711,975

Granite Falls Energy:

GFE has a revolving term loan facility, under which GFE could initially borrow, repay, and re-borrow in an amount up to $18,000,000.   Under the terms of this revolving term loan facility, the revolving term loan principal commitment for borrowing under this facility reduces by $2,000,000 semi-annually, beginning September 1, 2014, with final payment due March 1, 2018. GFE had no outstanding balance on the revolving term loan at April 30, 2016, and October 31, 2015. Therefore, the aggregate principal amount available for borrowing under this revolving term loan facility at April 30, 2016 and at October 31, 2015 was $10,000,000 and $12,000,000, respectively. The interest rate is based on the bank's "One Month LIBOR Index Rate," plus 3.05%.

The credit facility also requires GFE to comply with certain financial covenants at various times calculated monthly, quarterly or annually, including restriction of the payment of dividends and maintenance of certain financial ratios including minimum working capital, minimum net worth and a debt service coverage ratio as defined by the credit facility. Failure to comply with the protective loan covenants or maintain the required financial ratios may cause acceleration of the outstanding principal balances on the revolving term loan and/or the imposition of fees, charges or penalties. As of April 30, 2016 and October 31, 2015, GFE was in compliance with these financial covenants and expects to be in compliance throughout fiscal 2016.

The credit facility is secured by substantially all assets of the Company. There are no savings account balance collateral requirements as part of this credit facility.

Heron Lake BioEnergy:

HLBE has a revolving term loan with a lender initially totaling $28,000,000.  Amounts borrowed by HLBE under the revolving term loan and repaid or prepaid may be re-borrowed at any time prior to the March 1, 2022 maturity date. Under the terms of the credit facility, the revolving term loan principal commitment is scheduled to decline by $3,500,000 annually, starting March 1, 2015 and continues each anniversary thereafter until maturity.  Therefore, the aggregate  principal commitment under this facility at April 30, 2016 was $21,000,000. After accounting for amounts outstanding under this facility at April 30, 2016, the aggregate principal amount available to HLBE for borrowing was approximately $16,196,000. The outstanding balance on the revolving term loan totaled approximately $4,804,000 and $4,823,000 at April 30, 2016, and October 31, 2015, respectively.

Interest on the revolving term loan accrues at a variable rate equal to 3.25% above the One-Month London Interbank Offered Rate ("LIBOR") Index rate. HLBE may elect to enter into a fixed interest rate on this loan at various times throughout the term of the loan as provided in the loan agreements. The interest rate on the revolving term loan was 3.69% and 3.45% at April 30, 2016, and October 31, 2015, respectively.

Granite Falls Energy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

April 30, 2016

HLBE also agreed to pay an unused commitment fee on the unused portion of the revolving term loan commitment at the rate of 0.50% per annum. The revolving term loan is subject to a prepayment fee for any prepayment on the term loan prior to July 1, 2016 due to refinancing. The loan is secured by substantially all of HLBE's assets including a subsidiary guarantee.

During the term of the revolving term loan, HLBE is subject to certain financial covenants at various times calculated monthly, quarterly or annually, including restriction of the payment of dividends and loans and advances to Agrinatural and maintenance of certain financial ratios including minimum working capital, minimum net worth and a debt service coverage ratio as defined by the credit facility. Failure to comply with the protective loan covenants or maintain the required financial ratios may cause acceleration of the outstanding principal balances on the revolving term loan and/or the imposition of fees, charges or penalties. As of April 30, 2016 and October 31, 2015, HLBE was in compliance with these financial covenants and expects to be in compliance throughout fiscal 2016.

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

As of April 30, 2016 and October 31, 2015, there were a total of approximately $1,945,000 and $1,963,000, respectively, in outstanding water revenue bonds. HLBE classifies its obligations under these bonds as assessments payable. The interest rates on the bonds range from 0.50% to 8.73%.

Estimated annual maturities of debt at April 30, 2016, are as follows based on the most recent debt agreements:

2016	$519,404
2017	444,123
2018	322,980
2019	306,706
2020	326,798
After 2020	5,134,533
Total debt	$7,054,544

7.   LEASES

GFE leases equipment, primarily rail cars, under operating leases through 2025. Rent expense for these leases was approximately $812,000 and $610,000 for the three months ended ended April 30, 2016 and 2015, respectively, and approximately $1,706,000 and $1,204,000 for the six months ended April 30, 2016, and 2015, respectively.

Granite Falls Energy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

April 30, 2016

HLBE leases equipment, primarily rail cars, under operating leases through 2017.  Rent expense for these leases was approximately $710,000 and $528,000 for the three months ended April 30, 2016 and 2015, respectively,  and approximately $1,245,000 and $1,047,000 for the six months ended April 30, 2016 and 2015, respectively.

8.   MEMBERS' EQUITY

GFE has one class of membership units.   The units have no par value and have identical rights, obligations and privileges.  Income and losses are allocated to all members based upon their respective percentage of units held. As of April 30, 2016 and October 31, 2015, GFE had 30,606 membership units authorized, issued, and outstanding.

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

In December 2015, the Board of Governors of HLBE declared a cash distribution of $0.05 per unit, or approximately $3,897,000,  for unit holders of record as of December 17, 2015, of which approximately $2,007,000 was made to the noncontrolling interest members of HLBE. The distribution was paid in January 2016.

9.   COMMITMENTS AND CONTINGENCIES

Corn Contracts

At April 30, 2016, GFE had no forward corn contracts.

At April 30, 2016,  HBLE had no cash and basis contracts for forward corn purchase commitments for approximately 6,970,000 bushels for deliveries through January 2017.

Ethanol Contracts

At April 30, 2016, GFE had basis contracts to sell approximately $17,600,000 of ethanol for various delivery periods through September 2016 which approximates 45% of its anticipated ethanol sales during this period.

At April 30, 2016, HLBE had basis contracts to sell approximately $17,400,000 of ethanol for various delivery periods through September 2016 which approximates 45% of its anticipated ethanol sales during this period.

Distillers' Grain Contracts

At April 30, 2016, GFE had forward contracts to sell approximately $658,000 of distillers' grain for deliveries through June 2016.

At April 30, 2016, HLBE had forward contracts to sell approximately $903,000 of distillers' grains for delivery through September 2016.

Granite Falls Energy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

April 30, 2016

Corn Oil

At April 30, 2016, GFE had forward contracts to sell approximately $723,500 of corn oil for delivery through December 2016.

At April 30, 2016, HLBE had forward contracts to sell approximately $930,000 of corn oil for delivery through December 2016.

Construction in Progress

On April 8, 2015, GFE executed a construction agreement with an unrelated contractor to construct an additional 750,000 bushel grain storage bin.  The grain storage expansion project is expected to cost approximately $2,700,000 and is expected to be completed during our 2016 fiscal year. As of April 30, 2016, approximately $2,450,000 has been recorded against this project and is recorded as a component of construction in progress included in Property and Equipment on the Company’s balance sheet.

On July 31,  2015, HLBE placed a purchase order with an unrelated party for a new regenerative thermal oxidizer and made a down payment of approximately $375,000 to secure the order.  The total commitment approximates $1,900,000 and is expected to be completed during the latter part of fiscal year 2016. As of April 30, 2016, approximately $1,400,000 has been recorded against this project and is recorded as a component of construction in progress included in Property and Equipment on the Company’s balance sheet.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three and six months ended April 30, 2016, compared to the same periods of the prior fiscal year. This discussion should be read in conjunction with the condensed consolidated unaudited financial statements and related notes in Item 1 of this report and the information contained in the Company's annual report on Form 10-K for the fiscal year ended October 31, 2015.

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

Forward-looking statements are subject to a number of known and unknown risks, uncertainties and other factors, many of which may be beyond our control, and may cause actual results, performance or achievements to differ materially from those projected in, expressed or implied by forward-looking statements. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us are described more particularly in the “Risk Factors” section of our annual report on Form 10-K for the year ended October 31, 2015 and of this report on Form 10-Q. These risks and uncertainties include, but are not limited to, the following:

•	Reductions or eliminations in the federal Renewable Fuels Standard (“RFS”), especially the corn-based ethanol use requirement;
•	The Chinese antidumping investigation could result in reduced export demand for distillers’ grains, which in turn could have adverse impact on domestic distillers’ grains prices;
•

Ethanol may trade at a premium to gasoline at times, causing a disincentive for discretionary blending of ethanol beyond the rates required to comply with the RFS.  Consequently, there may be a negative impact on ethanol pricing and demand;

•	Fluctuations in the price of crude oil and gasoline;
•	Changes in the availability and price of corn and natural gas;
•	Our operating margins have fluctuated in the past and could become negative due to spread between the selling price of our products and our raw material costs;
•	Our plant may experience technical difficulties and not produce the gallons of ethanol expected;
•	Negative impacts that our hedging activities may have on our operations;
•	Ethanol and distillers’ grains supply exceeding demand and corresponding price reductions;
•	Our ability to generate free cash flow to fund our operations, invest in our business and service our debt;
•	Changes in the environmental regulations or our ability to comply with with the environmental regulations that apply to our plant and our operations;
•	Changes in our business strategy, capital improvements or development plans;
•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;
•	Lack of transport, storage and blending infrastructure preventing our products from reaching high demand markets;
•	Changes in federal and/or state laws, including changes in legislation benefiting renewable fuels;
•	Competition from alternative fuels and alternative fuel additives;
•	Changes in interest rates or the lack of credit availability; and
•	Changes and advances in ethanol production technology.

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

Available Information

Our website address is www.granitefallsenergy.com.  Our annual report on Form 10-K, periodic reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are available, free of charge, on our website under the link “SEC Compliance”, as soon as reasonably practicable after we electronically file such materials with, or furnish such materials to, the Securities and Exchange Commission. The contents of our website are not incorporated by reference in this report on Form 10-Q.

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

Our production operations are carried out at our ethanol plant located in Granite Falls, Minnesota and at the ethanol plant operated by our majority owned subsidiary, Heron Lake BioEnergy, LLC (“Heron Lake BioEnergy” or “HLBE”), near Heron Lake, Minnesota.  As of April 30, 2016, we control approximately 50.6% of HLBE's outstanding membership units through our wholly owned subsidiary, Project Viking, L.L.C.

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

HLBE also owns a controlling 73% interest in Agrinatural Gas, LLC (“Agrinatural”), which is a natural gas distribution and sales company located in Heron Lake, Minnesota that owns approximately 187 miles of natural gas pipeline and provides natural gas to HLBE’s ethanol plant and other commercial, agricultural and residential customers through a connection with the natural gas pipeline facilities of Northern Border Pipeline Company.  Agrinatural's revenues are generated through natural gas distribution fees and sales.

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

We currently do not have or anticipate that we will have any other lines of business or other significant sources of revenue other than the sale of ethanol and its co-products, which include distillers' grains and non-edible corn oil.

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

At the GFE plant, we have commenced construction of an additional grain bin, which once complete will expand the GFE plant’s grain storage by approximately 750,000 bushels. In connection with this project, GFE executed a construction agreement dated April 8, 2015 with Buresh Building Systems, Inc. The grain storage expansion project is expected to cost approximately $2.7 million. As of April 30, 2016, approximately $2.5 million has been recorded against this project and is recorded as a component of construction in progress included in Property and Equipment on the Company’s balance sheet. The grain storage expansion project commenced initial site work in August 2015 and is expected to be completed during the 2016 fiscal year.

Several upscaling projects will be required to increase the HLBE plant's current production capacity and take full advantage of the additional production allowed under its air permit. One such project includes replacing HLBE's existing regenerative thermal oxidizer (“RTO”).  The total cost for the RTO project is estimated to be approximately $1.9 million. As of April 30, 2016, approximately $1.4 million has been recorded against this project as a component of construction in progress included in Property and Equipment on the Company’s balance sheet. Once installed, the new RTO will improve emissions control at the HLBE plant and allow HLBE to continue to maintain applicable regulatory compliance. Completion of the HLBE RTO project is expected during the latter part of fiscal year 2016.

In addition, we anticipate continuing to conduct routine maintenance and repair activities at the GFE and HLBE ethanol plants. We anticipate using cash we generate from our operations and, as needed, our credit facilities to finance these plant upgrade projects. GFE’s corn storage expansion project and HLBE’s RTO replacement project are being funded from current earnings from operations and we do not expect that we will require additional capital to fund these projects.

Trends and Uncertainties Impacting Our Operations

The principal factors affecting our results of operations and financial conditions are the market prices for corn, ethanol, distillers’ grains and natural gas, as well as governmental programs designed to create incentives for the use of corn-based ethanol.  Other factors that may affect our future results of operation include those risks discussed below and in “PART II - Item 1A. Risk Factors” of this report and “PART I - Item 1. Business” and “PART I - Item 1A. Risk Factors” of our annual report on Form 10-K for the fiscal year ended October 31, 2015.

Our operations are highly dependent on commodity prices, especially prices for corn, ethanol, distillers’ grains and natural gas. As a result, our operating results can fluctuate substantially due to volatility in these commodity markets. The price and availability of corn is subject to significant fluctuations depending upon a number of factors that affect commodity prices in general, including crop conditions, yields, domestic and global stocks, weather, federal policy and foreign trade. Natural gas prices are influenced by severe weather in the summer and winter and hurricanes in the spring, summer and fall. Other factors include North American exploration and production, and the amount of natural gas in underground storage during injection and withdrawal seasons. Ethanol prices are sensitive to world crude oil supply and demand, domestic gasoline supply and demand, the price of crude oil, gasoline and corn, the price of substitute fuels and octane enhancers, refining capacity and utilization, government regulation and incentives and consumer demand for alternative fuels. Distillers’ grains prices are impacted by livestock numbers on feed, prices for feed alternatives and supply, which is associated with ethanol plant production.

We expect our ethanol plants to produce approximately 2.8 gallons of denatured ethanol for each bushel of grain processed in the production cycle. Because the market price of ethanol is not always directly related to corn, at times ethanol prices may lag price movements in corn prices and corn-ethanol price spread (the difference between the price per gallon of ethanol and the price per bushel of grain divided by 2.8) may be tightly compressed or negative. If the corn-ethanol price spread is compressed or negative for sustained period, it is possible that our operating margins will decline or become negative and our ethanol plants may not generate adequate cash flow for operations. In such cases, we may reduce or cease production at our ethanol plants in order to minimize our variable costs and optimize cash flow. Any such determinations to reduce or cease production will be made independently for each plant.

Our operating margin for the three and six months ended April 30, 2016, has continued to be negatively impacted by lower energy pricing and over supply of ethanol, although there was some uptick in prices towards the end of the three months ended April 30, 2016 due to improved corn prices and a slight uptick in crude oil prices and a corresponding increase in wholesale gasoline prices. Despite the increasing crude oil and wholesale gasoline prices, for the three months ended April 30, 2016, ethanol traded at a premium to wholesale gasoline. Likewise, distillers’ grains pricing has also trailed the prior year which management believes is largely being impacted by lower market corn prices and over supply. Distillers’ grains pricing may also be negatively impacted by the Chinese government initiating an anti-dumping and countervailing duty investigation in January 2016.

The Renewable Fuels Standard

The RFS has been, and we expect will continue to be, a significant factor impacting ethanol usage. In the Environmental Protection Agency’s (“EPA”) November 2015 final rule, the RFS required blending volume obligations (“RVOs”) for corn-based ethanol for 2014, 2015 and 2016 were reduced from the statutorily mandated levels.  As set in the November 2015 rule, the required blending volume for corn-based ethanol blending for 2016 is 14.5 billion gallons, compared to 15 billion gallons as originally set by statute. Additionally, on May 18, 2016, the EPA released its preliminary rulemaking for 2017, setting the RVO for corn-based ethanol at 14.8 billion gallons, an increase over the 2016 requirement but still below the statutory mandate of 15 billion gallons. The EPA will hold a public hearing on the proposal on June 9, 2016, in Kansas City, Kansas and is subject to public comment until July 11, 2016.

The EPA’s departure from the RFS statutory requirements in both the final rule and proposed 2017 volumes is expected to have a negative impact on ethanol prices and demand, which will likely result in reduced operating margins in the future. Beyond the federal mandates, there are limited markets for ethanol. Further, due to the lower price of gasoline, management does not anticipate that renewable fuels blenders will use more ethanol than is required by the RFS which may result in a significant decrease in ethanol demand. A reduction in ethanol demand could have a material adverse effect on our results of operations, cash flows and financial condition, unless additional demand from exports or discretionary or E85 blending develops.

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

In connection with HLBE’s RTO replacement project, HLBE has filed an application for a major amendment of its air emissions permit with the Minnesota Pollution Control Agency (“MPCA”) to allow for the replacement under its current permit.  However due to backlog in the permit approval process, on April 27, 2016, HLBE entered into a compliance agreement with the MPCA. Under the compliance agreement, the MPCA will allow HLBE to proceed with replacement of its RTO prior to receiving approval of its major amendment application provided HLBE operates the new RTO in compliance with its existing air emissions permit and completes certain green iniatives at its facility including construct a butterfly and bee garden, install LED lighting throughout the facility, and install variable frequency drives on its evaporator pumps.  Although HLBE expects to comply with all of the requirements of the compliance agreement, its failure to do so could result in penalties and fines as well as additional compliance and/or remediation obligations.

Results of Operations for the Three Months Ended April 30, 2016 and 2015

The following table shows summary information from the results of our operations and the approximate percentage of revenues, costs of goods sold, operating expenses and other items to total revenues in our unaudited condensed consolidated statements of operations for the three months ended April 30, 2016 and 2015 (amounts in thousands).

	Three Months Ended April 30,
	2016		2015
	(unaudited)		(unaudited)
Income Statement Data	Amount	%	Amount	%
Revenue	$50,974	100.0%	$59,067	100.0%
Cost of Goods Sold	48,701	95.5%	53,522	90.4%
Gross Profit	2,274	4.4%	5,545	9.6%
Operating Expenses	1,489	2.9%	1,371	2.4%
Operating Income	784	1.5%	4,174	7.2%
Other Expense, net	(72)	(0.1)%	(113)	—%
Net Income	712	1.4%	4,061	7.2%
Less: Net Income Attributable to Non-controlling Interest	13	0.0%	881	0.7%
Net Income Attributable to Granite Falls Energy, LLC	$700	1.4%	$3,180	6.5%

Revenues

Our consolidated revenue is derived principally from sales of our three primary products: ethanol, distillers’ grains and corn oil. Revenues from these products represented approximately 99.3% of our total revenues for the three months ended April 30, 2016 and 2015. The remaining approximately 0.7% miscellaneous other revenue for the three months ended April 30, 2016 and 2015 is made up of incidental sales of corn syrup at HLBE's plant and revenues from natural gas pipeline operations at Agrinatural, net of intercompany eliminations for distribution fees paid by HLBE to Agrinatural for natural gas transportation services.

The following table shows the sources of our consolidated revenue and the approximate percentage of revenues from those sources to total revenues in our unaudited condensed consolidated statements of operations for the three months ended April 30, 2016:

	Three Months Ended April 30, 2016
	Sales Revenue	% of Total Revenues
Revenue Sources	(in thousands)
Ethanol sales	$40,590	79.6%
Distillers grains sales	7,958	15.6%
Corn oil sales	2,057	4.1%
Miscellaneous other	369	0.7%
Total Revenues	$50,974	100.0%

The following table shows the sources of our consolidated revenue and the approximate percentage of revenues from those sources to total revenues in our condensed consolidated unaudited statements of operations for the three months ended April  30, 2015:

	Three Months Ended April 30, 2015
	Sales Revenue	% of Total Revenues
Revenue Sources	(in thousands)
Ethanol sales	$45,266	76.6%
Distillers grains sales	12,126	20.5%
Corn oil sales	1,271	2.2%
Miscellaneous other	404	0.7%
Total Revenues	$59,067	100.0%

Our total consolidated revenues decreased by approximately 13.7% for the three months ended April 30, 2016, as compared to the three months ended April 30, 2015 due primarily to decreases in the average prices received for our ethanol, distillers' grains and corn oil and as well as a decrease in the total volume of distillers’ grains sold.  Volumes of ethanol and corn oil sold was relatively steady from period to period.  The following table reflects quantities of our three primary products sold and the average net prices received for the three months ended April 30, 2016 and 2015:

	Three Months Ended April 30, 2016		Three Months Ended April 30, 2015
	Quantity Sold	Avg. Net Price	Quantity Sold	Avg. Net Price
Product	(in thousands)		(in thousands)
Ethanol (gallons)	31,214	$1.30	31,342	$1.44
Distillers' grains (tons)	72	$111.08	78	$156.27
Corn oil (pounds)	7,951	$0.26	4,760	$0.27

Ethanol

Total revenues from sales of ethanol decreased by approximately 10.3% for the three months ended April 30, 2016 compared to the three months ended April 30, 2015 due to an approximately 10.0% decline in the average price per gallon we received for our ethanol coupled with a marginal decrease of approximately 0.3% in the volumes sold from period to period. This decrease in the number of gallons sold during the 2016 period is attributable to an approximately 1.1% decrease in the number of gallons sold at the HLBE plant during the three months ended April 30, 2016 as compared to the three months ended April 30, 2015. Gallons of ethanol sold at the GFE plant were relatively unchanged, only increasing by approximately 0.3% from period to period. For both the HLBE plant and the GFE plant, the changes in the number of gallons sold during three months ended April 30, 2016 as compared to the same period of 2015 were largely due to the timing of ethanol shipments.

Management believes the decline in the selling price results primarily from the low crude oil and wholesale prices experienced in the the three months ended April 30, 2016, as compared to the three months ended April 30, 2015 and an oversupply of ethanol. Industry-wide production outpaced domestic consumption and net exports during the 2016 period causing an increase in domestic ethanol stocks resulting in lower ethanol prices. In addition, the reduction of the volume obligations set forth in the RFS by the EPA in November 2015 also had a negative effect on ethanol prices.

Management anticipates that ethanol prices will continue to change in relation to changes in corn and energy prices. Continued low prices or further declines in the crude oil and unleaded gasoline markets could have a significant negative impact on the market price of ethanol and our profitability particularly if domestic ethanol stocks remain high. Ethanol exports have provided some support for ethanol prices, especially as ethanol prices have been reduced.  However, a decrease in U.S. ethanol exports due to the premium on the price of ethanol as compared to unleaded gasoline, the strength of  the U.S. dollar and other factors could also contribute to higher ethanol stocks. In such a case, further decreases in U.S. domestic ethanol prices may result unless additional demand from domestic discretionary blending or other foreign markets develop.  The EPA's reduction of the RVOs set forth in its November 2015 final rule and the recent 2017 proposed rule may limit demand for ethanol beyond obligated blending requirements negatively impacting ethanol prices throughout 2017 and potentially after that time. Operating conditions deteriorated towards the end of our 2015 fiscal year and through the three months ended January 31, 2016. However, operating margins improved somewhat towards the end of the three months ended April 30, 2016, and management is optimistic that margins will be slightly better in the three months ending July 31, 2016.

Management anticipates that our ethanol production during our 2016 fiscal year will be higher than during our 2015 fiscal year due to increased permitted production capacity at HLBE and the capital improvement projects we have been undertaking designed to increase our production capacity at both HLBE and GFE. However, if the ethanol industry experiences unfavorable operating margins during our 2016 fiscal year, it is possible that we may be forced to reduce production based on these market conditions.

From time to time, we engage in hedging activities with respect to our ethanol sales. At April 30, 2016, we had approximately 8,400,000 gallons of ethanol derivative instruments, comprised of approximately 4,200,000 gallons of positions held by each of GFE and HLBE. These ethanol derivative instruments resulted in a gain of approximately $22,000 during the three months ended April 30, 2016, which increased our revenue.  We had no gain or loss on ethanol derivative instruments during the three months ended April 30, 2015.

Distillers' Grains

Total revenues from sales of distillers’ grains decreased by approximately 34.4% for the three months ended April 30, 2016 compared to the three months ended April 30, 2015, due to both an approximately 28.9% decline in the average price per ton we received for our distillers’ grains and an approximately 7.7% decrease in the volumes sold from period to period.

The aggregate decrease in tons sold across both plants is primary due to an approximately 12.9% decrease in the volume of distillers' grains sold at the HLBE plant coupled with an approximately 2.2% decrease in distillers’ grains sales at the GFE plant. The decrease in distillers’ grains sales at both the HLBE and GFE plants during the three months ended April 30, 2016 was primarily attributable to increased production of modified wet distillers’ grains, which resulted in fewer tons dried distillers’ grains produced and sold. The change in mix of distillers’ grains produced in sold was a result in decreased market demand for dried distillers grains’ due to lower export demand for dried distillers’ grains. Management anticipates that the distillers’ grains sold by our plant will increase due to our plans to increase our ethanol production capacity to take advantaged of our increased permitted ethanol production capacity, which would also increase our distillers’ grains production.

Management believes the decline in the selling price results primarily from the increased grain supplies for corn and soybeans, resulting in lower market grain prices during the three months ended April 30, 2016, as well as weaker imports of domestic dried distillers’ grains by China, a significant buyer of domestic distillers’ grains. In January 2016, China opened anti-dumping and countervailing duty investigations into distillers’ grains produced in the U.S. which has had a negative impact on export demand. If China were to impose anti-dumping tariffs on U.S. imports, or if demand in the export market remains low, distillers’ grains prices could continue to weaken unless additional demand can be created from other foreign markets or domestically.

Since distillers’ grain are primarily used as an animal feed substitute for corn and soybean meal, the price of distillers’ grain is impacted by these competing products. Management anticipates continued lower corn and soybean prices which may result in continued low or declining distillers’ grain prices. Domestic demand for distillers grains prices could remain low if end-users switch to lower priced alternatives.

Corn Oil

Total revenues from sales of corn oil increased by approximately 61.9% for the three months ended April 30, 2016 compared to the three months ended April 30, 2015 due to an approximately 67.0% increase in pounds sold, which was partially offset by an approximately 3.1% decline in the average price per pound we received for our corn oil from period to period.

The increase in pounds sold from period to period was attributable to an approximately 115.3% and 34.6%  increase in the volumes sold at the HLBE and GFE plants, respectively. The HLBE and GFE plants produced approximately 116.7% and 68.2%  more total corn oil, respectively, for the three months ended April 30, 2016 compared to the same period in 2015, which resulted in increased sales volumes, due to improved corn oil extraction efficiencies. Management anticipates that the corn oil production our ethanol plants will continue to be higher during our 2016 fiscal year compared to our 2015 fiscal year.

Corn oil prices have been impacted by oversupply and lower soybean oil prices, a product that typically competes with corn oil, particularly for biodiesel production. However, corn oil prices may rebound if biodiesel producers switch to corn oil as a result of the recent increases in soybean oil prices, which have risen as result of increased demand for soybean oil attributable to concerns over imported Maylaysian palm oil. Management anticipates corn oil prices may also increase during our 2016 fiscal year due to the implementation of the biodiesel blenders’ tax credit, as plants that were shut down resume production. Management expects that our corn oil production will increase due to our plans to increase our ethanol production capacity during 2016.

Cost of Goods Sold

Our cost of goods sold decreased by approximately 9.0% for the three months ended April 30, 2016, as compared to the three months ended April 30, 2015. However, as a percentage of revenues, our cost of goods sold increased to approximately 95.5% for the three months ended April 30, 2016, as compared to approximately 90.6% for the same period in 2015 due to the narrowing of the margin between the price of ethanol and the price of corn.  The cost of goods sold per gallon of ethanol produced for the three months ended April 30, 2016 was approximately $1.46 per gallon of ethanol sold compared to approximately $1.59 per gallon of ethanol produced for the three months ended April 30, 2015.

The following table shows the costs of corn and natural gas (our two largest single components of costs of goods sold), as well as all other components of cost of goods sold, which includes processing ingredients, electricity, and wages, salaries and benefits of production personnel, and the approximate percentage of costs of those components to total costs of goods sold in our unaudited condensed consolidated statements of operations for the three months ended April 30, 2016:

	Three Months Ended April 30, 2016
	Cost	% of Cost of Goods Sold
	(in thousands)
Corn costs	$34,623	71.1%
Natural gas costs	2,269	4.7%
All other components of costs of goods sold	11,809	24.2%
Total Cost of Goods Sold	$48,701	100.0%

The following table shows the costs of corn, natural gas and all other components of cost of goods sold and the approximate percentage of costs of those components to total costs of goods sold in our unaudited condensed consolidated statements of operations for the three months ended April 30, 2015:

	Three Months Ended April 30, 2015
	Cost	% of Cost of Goods Sold
	(in thousands)
Corn costs	$38,055	71.1%
Natural gas costs	3,491	6.5%
All other components of costs of goods sold	11,976	22.4%
Total Cost of Goods Sold	$53,522	100.0%

Corn

Our cost of goods sold related to corn was approximately 9.0% less for the three months ended April 30, 2016 compared to the same period of 2015, due primarily to an approximately 8.3% decrease in the average price per bushel paid for corn as the number of bushels of corn processed from period to period was relatively steady, decreasing by approximately 0.8%. For the three months ended April 30, 2016 and 2015, we processed approximately 10.3 million bushels of corn, consisting of approximately 5.1 million and 5.2 million bushels of corn processed at the GFE and HLBE plants, respectively.  The corn-ethanol price spread (the difference between the price per gallon of ethanol and the price per bushel of grain divided by 2.8) for the three months ended April 30, 2016 was approximately 7.2.0% less than the corn-ethanol price spread we experienced for same period of 2015.

The decrease in corn prices was primarily driven by the strong corn harvest in the fall of 2015 resulting in a significant increase in the supply of corn available to the market. Management anticipates that corn prices will remain relatively stable during our 2016 fiscal year due to ample corn supplies and relatively stable corn demand. However, corn prices rose slightly through the three months ended April 30, 3016 in response to stronger export demand. If export demand were to further increase, causing corn prices to increase, it could have a negative effect on our operating margins unless the price of ethanol and distillers’ grains out paces rising corn prices.

From time to time we enter into forward purchase contracts for our commodity purchases and sales. At April 30, 2016, HLBE had cash and basis contracts for forward corn purchase commitments for approximately 7.0 million bushels for various delivery periods through January 2017. Our corn derivative positions resulted in losses of approximately $241,000 for the three months ended April 30, 2016, which increased cost of goods sold, compared to losses of approximately $4,000 related to corn derivative instruments for the same period of 2015. We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn in cost of goods sold as the changes occur. As corn prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance. We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.

Natural Gas

Our cost of goods sold related to natural gas costs decreased approximately 35.0% for the three months ended April 30, 2016, as compared to the three months ended April 30, 2015, due to a  decrease in the therms of natural gas burned at the HLBE and GFE plant and lower average prices paid for therms of natural gas.  The decrease in therms of natural gas burned was the result of reduced drying of distillers’ grains at both the GFE and HLBE plants. The decrease in average price per therm of natural gas for the three months ended April 30, 2016 as compared to the same period of 2015 was due to plentiful supply. Management anticipates that natural gas prices will continue to hold steady, unless there are major supply disruptions due to production problems or catastrophic weather events, as natural gas production has replenished stock shortages from last year and is currently exceeding demand.

We had a gain of approximately $32,000 on natural gas derivative instruments during the three months ended April 30, 2016.  We had no gain or loss on natural gas derivative instruments during the three months ended April 30, 2015.

Operating Expenses

Operating expenses include wages, salaries and benefits of administrative employees at the plant, insurance, professional fees and similar costs. Our operating expenses decreased by 8.6% for the three months ended April 30, 2016 compared to the same period ended 2015. Despite this increase from period to period, operating expenses, as a percentage of total revenues, increased slightly to 2.9% for the three months ended April 30, 2016, as compared to 2.4% for three months ended April 30, 2015. Although we are focused on increasing operating efficiencies, these expenses generally do not vary with the level of production at the plant.  We expect that going forward our operating expenses will remain relatively steady.

Operating Income

We had income from operations of approximately $784,000 for the three months ended April 30, 2016, compared to income from operations of approximately $4.2 million for the three months ended April  30, 2015. This approximately 81.2% decrease in our operating income is primarily due to decreased operating margins due to lower average prices received for our products and the narrowing of our net operating margins at our plants.

Other Expense, Net

Our net other expense for the three months ended April 30, 2016 was approximately $72,000, compared to a net expense of approximately $113,000 for the three months ended April 30, 2015. Net other expense consists primarily of interest expense on our credit facilities. Interest expense for the three months ended April 30, 2016 was approximately $105,000 compared to approximately $109,000 for the same period of 2015, reflecting the decrease in borrowings on HLBE's credit facilities for the three months ended April 30, 2016.  Offsetting our interest expense, was other income of approximately $31,000 during the three months ended April 30, 2016, compared to approximately $5,000 of other expense for the three months ended April 30, 2015.

Results of Operations for the Six Months Ended April 30, 2016 and 2015

The following table shows summary information from the results of our operations and the approximate percentage of revenues, costs of goods sold, operating expenses and other items to total revenues in our unaudited condensed consolidated statements of operations for the six months ended April 30, 2016 and 2015 (amounts in thousands).

	Six Months Ended April 30,
	2016		2015
	(unaudited)		(unaudited)
Income Statement Data	Amount	%	Amount	%
Revenue	$101,976	100.0%	$117,760	100.0%
Cost of Goods Sold	98,269	96.4%	106,586	90.5%
Gross Profit	3,707	3.6%	11,173	9.5%
Operating Expenses	2,890	2.8%	2,795	2.4%
Operating Income	816	0.8%	8,379	7.1%
Other Expense, net	(77)	(0.1)%	(133)	(0.1)%
Net Income	739	0.7%	8,246	7.0%
Less: Net Income Attributable to Non-controlling Interest	28	0.0%	1,299	1.1%
Net Income Attributable to Granite Falls Energy, LLC	$711	0.7%	$6,947	5.9%

Revenues

Revenues from our three primary products: ethanol, distillers’ grains and corn oil, represented approximately 99.1% and 99.2% of our total consolidated revenues for the six months ended April 30, 2016 and 2015, respectively. Miscellaneous other revenues attributable to incidental sales of corn syrup and Agrinatural revenues (net of eliminations) represented 0.9% and 0.8% of our consolidated revenues for the six months ended April 30, 2016 and 2015, respectively.

The following table shows the sources of our consolidated revenue and the approximate percentage of revenues from those sources to total revenues in our unaudited condensed consolidated statements of operations for the six months ended April 30, 2016:

	Six Months Ended April 30, 2016
	Sales Revenue	% of Total Revenues
Revenue Sources	(in thousands)
Ethanol sales	$80,708	79.1%
Distillers grains sales	16,489	16.2%
Corn oil sales	3,872	3.8%
Miscellaneous other	907	0.9%
Total Revenues	$101,976	100.0%

The following table shows the sources of our consolidated revenue and the approximate percentage of revenues from those sources to total revenues in our unaudited condensed consolidated statements of operations for the six months ended April 30, 2015:

	Six Months Ended April 30, 2015
	Sales Revenue	% of Total Revenues
Revenue Sources	(in thousands)
Ethanol sales	$93,153	79.1%
Distillers grains sales	20,921	17.8%
Corn oil sales	2,783	2.4%
Miscellaneous other	903	0.7%
Total Revenues	$117,760	100.0%

Our total consolidated revenues decreased by approximately 13.4% for the six months ended April 30, 2016, as compared to the six months ended April 30, 2015 due primarily to decreases in the average prices received for our ethanol, distillers' grains and corn oil and a  decrease in the total volume of distillers’ grains sold, offset slightly by increases in the total volumes of ethanol and corn oil sold.  The following table reflects quantities of our three primary products sold and the average net prices received for the six months ended April 30, 2016 and 2015.

	Six Months Ended April 30, 2016		Six Months Ended April 30, 2015
	Quantity Sold	Avg. Net Price	Quantity Sold	Avg. Net Price
Product	(in thousands)		(in thousands)
Ethanol (gallons)	61,787	$1.31	60,772	$1.53
Distillers' grains (tons)	149	$110.62	156	$134.04
Corn oil (pounds)	16,060	$0.24	10,261	$0.27

Ethanol

Total consolidated revenues from ethanol sales decreased by approximately 13.4% for the six months ended April 30, 2016 as compared to the same period in 2015, due primarily to an  approximately 14.8% decrease in the average price received from period to period, which was offset by an approximately 1.7% increase in total volume of ethanol sold for the same periods. The increase in gallons of ethanol sold from period to period was primarily due to a 6.5% increase in the volumes sold at the HLBE plant from period to period. HLBE's ethanol sales increased from period to period due to system pressure fluctuations that the HLBE plant experienced during the three months ended January 31, 2015 which reduced HLBE's overall production and sales for the six months ended April 30, 2015. HLBE addressed the system pressure issues by changing its sieve beads and replacing the condenser which allowed HLBE to resume normal plant operations by the end of the three months ended Janury 31, 2015. The decline in average market price for the six months ended April 30, 2016 as compared to the six months ended April 30, 2015 is due primarily to increased U.S. domestic ethanol stocks and a decline in gasoline prices and crude oil values. The reduction of the volume obligations set forth in the RFS by the EPA in November 2015 also had a negative effect on ethanol prices.

Our ethanol derivative instruments resulted in a gain of approximately $105,000 during the six months ended April 30, 2016, which increased our revenue. We had no gain or loss on ethanol derivative instruments during the six months ended April 30, 2015.

Distillers' Grains

Total revenue from the sales of distillers' grains decreased by approximately 21.2% during the six months ended April 30, 2016 compared to the same period of 2015.  The decline in distillers' grains revenues is primarily attributable to an approximately 17.5% decrease from period to period in the average price received for distillers' grains, which was compounded by an approximately 4.5% decrease in aggregate tons sold. This decrease in tons sold from period to period was due to increased production and sales of modified wet distillers’ grains at the HLBE and GFE plants during the six months ended April 30, 2016, which decreased the amount of dried distillers’ grains produced and sold, which in turn decreased the aggregate volumes of distillers’ grains produced and sold from period to period.  Management attributes lower distillers' grains prices for the six months ended April 30, 2016 to lower corn prices, sufficient corn supplies and continued uncertainty regarding Chinese demand for distillers’ grains due to China’s ongoing anti-dumping and countervailing duty investigations.

Corn Oil

Total corn oil sales increased by approximately 39.1% for the six months ended April 30, 2016 compared to the same period of 2015.  This increase was due to an approximately 56.5% increase in pounds of corn oil sold from period to period, partially offset by an approximately 11.1% decrease in the price per pound received by the plants for corn oil from period to period. The increase in volume sold is largely attributable to the improved oil extraction rates per bushel of corn during six months ended April 30, 2016.

Cost of Goods Sold

Our cost of goods sold decreased by approximately 7.8% for the six months ended April 30, 2016, as compared to the six months ended April 30, 2015. However, as a percentage of revenues, our cost of goods sold increased to approximately 96.4% for the six months ended April 30, 2016, as compared to approximately 90.5% for the same period in 2015 due to the narrowing of the margin between the price of ethanol and the price of corn. The cost of goods sold per gallon of ethanol produced for the six months ended April 30, 2016 was approximately $1.41 per gallon of ethanol sold compared to approximately $1.55 per gallon of ethanol produced for the six months ended April 30, 2015.

The following table shows the costs of corn and natural gas (our two largest single components of costs of goods sold), as well as all other components of cost of goods sold, which includes processing ingredients, electricity, and wages, salaries and benefits of production personnel, and the approximate percentage of costs of those components to total costs of goods sold in our unaudited condensed consolidated statements of operations for the six months ended April 30, 2016:

	Six Months Ended April 30, 2016
	Cost	% of Cost of Goods Sold
	(in thousands)
Corn costs	$73,545	74.8%
Natural gas costs	4,916	5.0%
All other components of costs of goods sold	19,808	20.2%
Total Cost of Goods Sold	$98,269	100.0%

The following table shows the costs of corn, natural gas, and all other components of cost of goods sold and the approximate percentage of costs of those components to total costs of goods sold in our unaudited condensed consolidated statements of operations for the six months ended April 30, 2015:

	Six Months Ended April 30, 2015
	Cost	% of Cost of Goods Sold
	(in thousands)
Corn costs	$79,204	74.3%
Natural gas costs	7,802	7.3%
All other components of costs of goods sold	19,580	18.4%
Total Cost of Goods Sold	$106,586	100.0%

Corn

Our cost of goods sold related to corn was approximately 7.1% less for the six months ended April 30, 2016 compared to the same period of 2015, due primarily to an approximately 7.4% decrease in the average price per bushel paid for corn, which was offset by a 0.3% increase in the number of bushels of corn processed from period to period.  For the six months ended April 30, 2016 and 2015, our plants processed approximately 21.5 million and 21.4 million bushels of corn, respectively. The corn-ethanol price spread (the difference between the price per gallon of ethanol and the price per bushel of grain divided by 2.8) for the six months ended April 30, 2016, was approximately 2.2% less than the corn-ethanol price spread we experienced for same period of 2015. The decrease in corn prices was primarily driven by the strong corn harvest in the fall of 2015, resulting in a sufficient local supply of corn to the market.

We had losses related to corn derivative instruments of approximately $23,000 and $613,000 for the six months ended April 30, 2016 and 2015, respectively, which increased our cost of goods sold. We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.

Natural Gas

For the six month period ended April 30, 2016, we experienced a decrease of approximately 37.0% in our overall natural gas costs compared to the same period of 2015.  Additionally, natural gas costs comprised a slightly smaller portion of our cost of goods sold from period to period decreasing to approximately 7.3% from approximately 10.5% for the six months ended April 30, 2016 and 2015, respectively. The decrease in natural gas costs was primarily due lower natural gas prices, reduced usage of natural gas by our plants for drying distillers grains for the six months ended April 30, 2016 as compared the same period of 2015.

Our natural gas derivative positions resulted in a gain of approximately $32,000 during the six months ended April 30, 2016, which increased our cost of goods sold. In comparison, we had no gain or loss on natural gas derivative instruments during the six months ended April 30, 2015.

Operating Expenses

Our operating expenses increased by approximately 3.4% for the six months ended April 30, 2016 compared to the same period ended 2015. Despite the decrease from period to period, operating expenses, as a percentage of total revenues,  increased slightly to 2.8% for the six months ended April 30, 2016, as compared to 2.4% for six months ended April 30, 2015.

Operating Income

We had income from operations of approximately $816,000 for the six months ended April 30, 2016, compared to income from operations of approximately $8.4 million for the six months ended April 30, 2015. This approximately 90.3% decrease in our operating income is primarily due to decreased operating margins due to lower average prices received for our products.

Other Expense, Net

Our net other expense for the six months ended April 30, 2016 was approximately $77,000, compared to an expense of approximately $133,000 for the six months ended April 30, 2015. This decrease was largely due to increased other income during the six months ended April 30, 2016 compared to the same period of 2015. The other major component of net other expense is interest expense resulting from interest payments on HLBE's credit facilities. Interest expense for the six months ended April 30, 2016 compared to the same period of 2015 was relatively unchanged, decreasing only 0.6%.

Changes in Financial Condition at April 30, 2016

The following table highlights our financial condition at April 30, 2016 and October 31, 2015 (amounts in thousands):

	April 30, 2016	October 31, 2015
	(unaudited)
Current Assets	$25,409	$35,513
Total Assets	$110,198	$122,011
Current Liabilities	$8,412	$9,140
Long-Term Debt	$6,535	$6,712
Members' Equity attributable to Granite Falls Energy, LLC	$75,673	$84,603
Non-controlling Interest	$19,578	$21,557

Total assets were approximately $110.2 million at April 30, 2016, an approximately 9.7% decrease from our total assets at October 31, 2015. The decrease in our total assets is primarily due to an approximately  28.5% decrease in total current assets at April 30, 2016 compared to October 31, 2015. The change in our current assets is due to an approximately 80.3% decrease in accounts recievable, an approximately 104.8% decrease in the value of our commodity derivative instruments, and an approximately decrease in 16.8% cash on hand during the six months ended April 30, 2016. Our cash on hand at April 30, 2016 was less than cash on hand at October 31, 2015, due to decreased profitability during the period and payment of distributions to members in January 2016. Our trade accounts receivable decreased primarily due to the timing of shipments. Offsetting these decreases was an increase of approximately $631,000 in restricted cash related to cash held in our margin account for our hedging transactions at April 30, 2016 compared to October 31, 2015.

Total current liabilities decreased by approximately 8.7% at April 30, 2016 compared to October 31, 2015.  This decrease was mainly due to a decrease of approximately $838,000 in checks drawn in excess of bank balance and a decrease of approximately $739,000 in accounts payable at April 30, 2016 compared to October 31, 2015. The decrease in our accounts payable is due primarily to a decrease in accounts payable at HLBE which was due to lower corn prices during the three months ended April 30, 2016 which reduced the amount of HLBE’s corn payable at April 30, 2016.  Our outstanding checks drawn in excess of our bank balance represents any checks that HLBE has issued which have not yet been cashed which exceed the cash HLBE has in its bank account. Checks that HLBE issues are paid from its revolving term loans and any cash that it generate is used to pay down its line of credit with AgStar. Offsetting the decrease in checks drawn in excess of bank balance and accounts payable were increases of approximately $367,000 in corn payable to FCE and approximately $323,000 of accrued expenses at April 30, 2016 as compared to October 31, 2015.

Our long-term debt decreased approximately $177,000 at April 30, 2016 compared to October 31, 2015. The increase is mostly due to payments by payments by Agrinatural on the intracompany loans HLBE made to Agrinatural.

Members’ equity attributable to Granite Falls Energy, LLC at April 30, 2016 compared to October 31, 2015 decreased by $8.9 million. The approximately 10.6% decrease was related to the distribution to our members of approximately $9.6 million during January 2016, offset by our approximately $739,000 of net income during the six months ended April 30, 2016.

Noncontrolling interest totaled approximately $19.6 million at April 30, 2016.  This is directly related to recognition of the 49.4% noncontrolling interest in HLBE at April 30, 2016.

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

We do not currently anticipate any significant purchases of property and equipment that would require us to secure additional capital in the next twelve months. However, management continues to evaluate conditions in the ethanol industry and explore opportunities to improve the efficiency and profitability of our operations which may require additional capital to supplement cash generated from operations and our current credit facilities. The grain storage expansion project at the GFE plant and the the RTO replacement project at the HLBE plant are being funded from current earnings from operations and we do not expect that we require additional capital to fund these projects.

Cash Flows

The following table shows our cash flows for the six months ended April 30, 2016 and 2015 (amounts in thousands):

	2016	2015
	(unaudited)	(unaudited)
Net cash provided by operating activities	$13,141	$12,539
Net cash used in investing activities	$(2,612)	$(5,033)
Net cash used in financing activities	$(12,661)	$(27,477)
Net decrease in cash	$(2,132)	$(19,972)

Operating Cash Flows

Our cash flows from operations were approximately $602,000 more for the six months ended April 30, 2016 compared to the six months ended April  30, 2015. This increase from period to period was due primarily to a  $7.5 million higher increase in our accounts receivable, offset by decreases of approximately $7.5 million in net income and approximately $1.2 million more cash used in accounts payable.  For the six months ended April 30, 2016, cash provided by accounts receivable increased due a decrease in the balance of our accounts receivable resulting primarily from the timing of customer shipments and payments. For the six months ended April 30, 2016, cash used for accounts payable increased due primarily to the timing of payments to trade creditors and lower corn prices.  Net income decreased for the six months ended April 30, 2016 by approximately 91% compared to the same period of 2015, due to the lower average sales prices we received for our principal products in the current period.

Investing Cash Flows

Cash used in investing activities was approximately $2.4 million less for the six months ended April 30, 2016, compared to the six months ended April 20, 2015. This decrease was due primarily to reduced payments for capital expenditures for the six months ended April 30, 2016 for construction in progress. During the six months ended April 30, 2016, we used cash at the GFE plant for our grain bin storage expansion and at HLBE plant for our RTO replacement project. During the six months ended April 30, 2016, we used cash at the HLBE plant to purchase a condenser and sieve beads to remediate the system pressure fluctuations HLBE experienced during the three months ended January 31, 2015.

Financing Cash Flows

Cash used in financing activities was approximately $14.8 million less for the six months ended April 30, 2016 compared to the same period of 2015. For the six months ended April 30, 2016, we made payments of approximately $9.6 million in distributions to our unit holders, approximately $2.0 million to non-controlling interests, and approximately $7.8 million on HLBE’s long-term debt, less $838,000 checks drawn in excess of bank balance, which were offset by approximately $7.6 million in proceeds from HLBE’s long-term debt.  In comparison, for the same period in 2015, we had proceeds of approximately $9.8 million provided by checks drawn in excess of bank balance and made payments of approximately $476,000 on HLBE’s long-term debt, approximately $32.1 million in distributions to our unit holders, and $4.6 million to non-controlling interests.

Indebtedness

Granite Falls Energy

We have a credit facility with United FCS consisting of a long-term revolving term loan. Our credit facility with United FCS is secured by substantially all our assets. There are no savings account balance collateral requirements as part of this credit facility.  CoBank serves as administrative agent for this credit facility.

The Company's credit facility with United FCS is subject to numerous covenants requiring us to maintain various financial ratios. As of April 30, 2016, we were in compliance with these financial covenants and expect to be in compliance throughout fiscal 2016.

Under the Company's long-term revolving term loan, we could initially borrow, repay, and re-borrow up to $18.0 million. However, the aggregate principal commitment available for borrowing under this facility reduces by $2.0 million every six months, beginning September 1, 2014, with the final reduction on March 1, 2018.  The outstanding balance on the revolving term loan totaled approximately $0 at April 30, 2016 and October 31, 2015. Therefore, the aggregate principal amount available for borrowing under this revolving term loan facility at April 30, 2016 and October 31, 2015 was $10.0 million and $12.0 million, respectively.

The Company's credit facility with United FCS is subject to numerous financial and non-financial covenants that limit distributions and debt and require minimum working capital, minimum local net worth, and debt service coverage ratio, including the following:

•

GFE must maintain working capital of at least $10.0 million. Working capital is calculated as GFE’s current assets plus the amount available under GFE’s long-term revolving term loan, less GFE’s current liabilities.

•	GFE must maintain local net worth of at least $34.0 million. Local net worth is defined as total assets, minus total liabilities, minus investments by GFE in other entities.
•

GFE must maintain a debt service coverage ratio of at least 1.5 to 1.0.  The debt service coverage ratio is calculated as GFE’s net income (after taxes), plus depreciation and amortization, minus extraordinary gains (plus losses), minus gain (plus loss) on asset sales and divided by $4.0 million.

•

GFE may make member distributions of up to 75% of GFE’s net income without the consent of United FCS provided GFE remains in compliance with its loan covenants following the distribution.  Any member distributions in excess of 75% of GFE’s net income must be pre-approved by United FCS.

As of October 31, 2015, GFE was in compliance with these financial covenants. Management’s current financial projections indicate that we will be in compliance with our financial covenants for the next 12 months and we expect to remain in compliance thereafter. Management does not believe that it is reasonably likely that we will fall out of compliance with our material loan covenants in the next 12 months.  However, if market conditions deteriorate in the future, circumstances may develop which could result in us violating the financial covenants or other terms of GFE’s credit facility. If we fail to comply with the terms of our credit agreement with United FCS, and United FCS refuses to waive the non-compliance, FNBO could terminate the credit facility and any commitment to loan funds to GFE.

Heron Lake BioEnergy

AgStar Revolving Term Note

HLBE has a comprehensive credit credit facility with AgStar Financial Services, FCLA (“AgStar”) which consists of a revolving term loan with a maturity date of March 1, 2022.  As part of the credit facility closing, HLBE entered into an administrative agency agreement with CoBank, ACP (“CoBank”). CoBank purchased a participation interest in the AgStar loans and was appointed the administrative agent for the purpose of servicing the loans.  As a result, CoBank acts as the agent for AgStar with respect to the credit facility.

Under the AgStar revolving term note, HLBE may borrow, repay, and re-borrow up to the aggregate principal commitment.  The revolving term loan principal commitment, initially $28.0 million, declines by $3.5 million annually, effective March 1, 2015 and continuing each anniversary thereafter until maturity. Therefore, the aggregate principal commitment under this facility at April 30, 2016 was $21.0 million. After accounting for amounts outstanding under this facility at April 30, 2016, the aggregate principal amount available to HLBE for additionaly borrowing was approximately $16.2 million. The outstanding balance on the HLBE revolving term loan totaled approximately $4.8 million at April 30, 2016, and October 31, 2015.

Interest on the revolving term loan accrues at a variable rate equal to 3.25% above the One-Month London Interbank Offered Rate ("LIBOR") Index rate. HLBE may elect to enter into a fixed interest rate on this loan at various times throughout the term of the loan as provided in the loan agreements. The interest rate on the revolving term loan was 3.69% and 3.45% at April 30, 2016, and October 31, 2015, respectively.

HLBE also agreed to pay an unused commitment fee on the unused portion of the revolving term loan commitment at the rate of 0.50% per annum. The revolving term loan is subject to a prepayment fee for any prepayment on the term loan prior to July 1, 2016 due to refinancing. The loan is secured by substantially all of HLBE's assets including a subsidiary guarantee.

HLBE's credit facility with AgStar is subject to numerous financial and non-financial covenants that limit HLBE’s distributions and debt and require minimum working capital, minimum local net worth, and debt service coverage ratio, including the following:

•

HLBE may not make loans or advances to Agrinatural, HLBE’s subsidiary, which exceed an aggregate principal amount of approximately $3.1 million without the consent of AgStar.  As of April 30, 2016, HLBE has outstanding loans to Agrinatural in an aggregate principal amount of approximately $5.5 million. These loans were consented to by AgStar.

•

HLBE must maintain working capital of at least $8.0 million. Working capital is calculated as HLBE’s unconsolidated current assets plus the amount available under HLBE’s revolving term loan, less HLBE’s unconsolidated current liabilities.

•

HLBE must maintain net worth of at least $32.0 million. Local net worth is defined as HLBE’s unconsolidated total assets, minus unconsolidated total liabilities plus the approximately $3.9 million of HLBE subordinated convertible debt converted into units on July 1, 2014.

•

HLBE must maintain a debt service coverage ratio of at least 1.5 to 1.0.  The debt service coverage ratio is, calculated on an unconsolidated basis, HLBE’s net income (after taxes), plus depreciation and amortization, minus non-cash dividends/income received, minus extraordinary gains (plus losses), minus gain (plus loss) on asset sales and divided by $4.0 million.

•

HLBE may make member distributions of up to 65% of HLBE’s net income without the consent of AgStar provided HLBE remains in compliance with its loan covenants following the distribution. Any member distributions in excess of 65% of HLBE’s net income must be pre-approved by AgStar.

As of April 30, 2016, HLBE was in compliance with these loan covenants. Management’s current financial projections indicate that HLBE will be in compliance with its financial covenants for the next 12 months and we expect it to remain in compliance thereafter. However, if market conditions deteriorate in the future, circumstances may develop which could result in HLBE violating the financial covenants or other terms of its AgStar credit facility. Should unfavorable market conditions result in HLBE’s violation of the terms or covenants of the AgStar credit facility and HLBE fails to obtain a waiver of any such term or covenant, AgStar could deem HLBE in default, impose fees, charges and penalties, terminate any commitment to loan funds to HLBE and require HLBE to immediately repay a significant portion or possibly the entire outstanding balance of the revolving term loan. In the event of a default, AgStar could also elect to proceed with a foreclosure action on HLBE’s plant.

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

There was a total of approximately $1.9 million and $2.0 million in outstanding water revenue bonds at April 30, 2016 and October 31, 2015, respectively. HLBE classifies its obligations under these bonds as assessments payable. The interest rates on the bonds range from 0.50% to 8.73%.

To fund the purchase of the distribution system and substation for the plant, HLBE entered into a loan agreement with Federated Rural Electric Association pursuant to which HLBE borrowed $600,000 by a secured promissory note. Under the note HLBE is required to make monthly payments to Federated Rural Electric Association of $6,250 consisting of principal and an annual fee of 1% beginning on October 10, 2009. In exchange for this loan, Federated Rural Electric Association was granted a security interest in the distribution system and substation for the plant. The balance of this loan was approximately $106,000 and $144,000 at April 30, 2016, and October 31, 2015, respectively.

HLBE also has a note payable to the noncontrolling owner of Agrinatural in the amount of in the amount of $200,000 and $300,000 at April 30, 2016 and October 31, 2015, respectively. Interest on the note is the One-Month LIBOR rate plus 4.0% and the note is due on demand.

Agrinatural

Original Agrinatural Credit Facility

On July 29, 2014, HLBE has entered into an intercompany loan agreement, promissory note and related loan documents with Agrinatural, its majority owned subsidiary (collectively, the “Original Agrinatural Credit Facility”). Under the Original Agrinatural Credit Facility, the Company agreed to make a five-year term loan in the principal amount of $3.05 million to Agrinatural for use by Agrinatural to repay approximately $1.4 million of its outstanding debt and provide approximately $1.6 million of working capital to Agrinatural. The Original Agrinatural Credit Facility contains customary financial and non-financial affirmative covenants and negative covenants for loans of this type and size.

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

The balance of this loan was approximately $2.6 million at April 30, 2016 and $2.8 million at October 31, 2015.

Additional Agrinatural Credit Facility

On March 30, 2015, HLBE entered into a second intercompany loan agreement, promissory note and related loan documents (collectively, the “Additional Agrinatural Credit Facility”) with Agrinatural. Under the Additional Agrinatural Credit Facility, HLBE agreed to make a four-year term loan in the principal amount of $3.5 million to Agrinatural for use by Agrinatural to repay its outstanding trade debt and provide working capital. The Additional Agrinatural Credit Facility contains customary financial and non-financial affirmative covenants and negative covenants for loans of this type and size, including a covenant restricting capital expenditures by Agrinatural.

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

On May 19, 2016, HLBE and Agrinatural amended the Additional Agrinatural Credit Facility, entering into amendment to the loan agreement dated March 30, 2015 (the “Amendment”) and an allonge to the negotiable promissory note dated March 30, 2015 issued by Agrinatural to HLBE (the “Additional Allonge”) to increase the amount of the capital expenditures allowed by Agrinatural during the term of the facilty and defer a portion of the principal payments required for 2016.

As provided in the Amendment, for calendar year 2016, Agrinatural may, without consent of HLBE, proceed with and pay for capital expenditures in an amount up to $300,000 plus the amount of contributions in aid of construction received by Agrinatural from customers for capital improvements (“CIAC”), less a reserve for distribution to the Agrinatural members to cover the income or other taxes imposed as a result of receipt of CIAC in an amount equal to 40% of CIAC. For calendar years, 2017, 2018 and 2019, the Amendment provides that Agrinatural may, without consent of HLBE, proceed with and pay for capital expenditures in an amount up to $100,000 plus the amount of CIAC, less a reserve for distribution to the Agrinatural members to cover the income or other taxes imposed as a result of receipt of CIAC in an amount equal to 40% of CIAC. Prior to the Amendment, Agrinatural’s capital expenditures were restricted to $100,000 per year.

Under the terms of the Additional Allonge, HLBE and Agrinatural agreed to decrease monthly principal payments required for the remainder of calendar 2016 (May to December) from  $41,666.67 per month to $9,177.59 per month with the portion of principal payments deferred in calendar year 2016 to continue to accrue interest at the rate set forth in the Note and becoming a part of the balloon payment due at maturity.

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

The balance of this loan was approximately $2.9 million at April 30, 2016 and $3.2 million at October 31, 2015.

Critical Accounting Policies and Estimates

Management uses estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.  We believe that of our significant accounting policies summarized in Note 1 to our condensed consolidated unaudited financial statements included with this Form 10-Q.  At April 30, 2016, our critical accounting estimates continue to include those described in our annual report on Form 10-K for the fiscal year ended October 31, 2015. Management has not changed the method of calculating and using estimates and assumptions in preparing our condensed consolidated unaudited financial statements in accordance with generally accepted accounting principles in the United States of America.

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

As of April 30, 2016, GFE had no exposure to interest rate risk as we had no amounts outstanding on our credit facility with United FCS, PCA. As of April 30, 2016, HLBE’s exposure to interest rate risk results primarily from its credit facilities with AgStar, as well as its note payable to the noncontrolling owner of Agrinatural.  Below is a sensitivity analysis we prepared regarding HLBE's income exposure to changes in interest rates for its credit facility with AgStar. The sensitivity analysis below shows the anticipated effect on our income from a 10% adverse change in interest rates for a one-year period.

Outstanding Variable
Rate Debt at	Interest Rate at	Interest Rate Following 10%	Approximate Adverse
April 30, 2016	April 30, 2016	Adverse Change	Change to Income
$5,004,000	3.69%	4.06%	$18,000

Commodity Price Risk

We seek to minimize the risks from fluctuations in the prices of raw material inputs, such as corn and natural gas, and finished products, such as ethanol and distillers' grains, through the use of hedging instruments. In practice, as markets move, we actively manage our risk and adjust hedging strategies as appropriate. Although we believe our hedge positions accomplish an economic hedge against our future purchases and sales, management has chosen not to use hedge accounting, which would match the gain or loss on our hedge positions to the specific commodity purchase being hedged. We are using fair value accounting for our hedge positions, which means as the current market price of our hedge positions changes, the realized or unrealized gains and losses are immediately recognized in our cost of goods sold or as an offset to revenues. The immediate recognition of hedging gains and losses under fair value accounting can cause net income to be volatile from period to period due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.

As of  April 30, 2016, GFE had price protection in place for approximately 45% of its ethanol sales for the next 12 months. As of  April 30, 2016, HBLE had price protection in place for approximately 15% of its anticipated corn needs and approximately 45% of its ethanol sales for the next 12 months. Through these contracts we hope to minimize risk from future market price fluctuations and basis fluctuations. As input prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for us.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the fair value of our corn and natural gas prices and average ethanol price as of April 30, 2016, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for both of the GFE and HLBE plants for a one year period from April 30, 2016.

The results of this sensitivity analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next	Hypothetical Adverse Change in
	12 months (net of forward and futures	Price as of	Approximate Adverse Change to
	contracts)	April 30, 2016	Income
Ethanol	127,806,000	10%	$18,005,000
Corn	39,087,000	10%	$13,526,000
Natural Gas	3,200,000	10%	$864,000

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

Effectiveness of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and General Manager (the principal executive officer), Steve Christensen, along with our Chief Financial Officer (the principal financial officer), Stacie Schuler, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2016. Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during our most recently completed reporting period  that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

From time to time in the ordinary course of business, Granite Falls Energy, LLC and Heron Lake BioEnergy, LLC may be named as a defendant in legal proceedings related to various issues, including workers' compensation claims, tort claims, or contractual disputes. We are not currently involved in any material legal proceedings.

Item 1A.   Risk Factors

There are no material changes from risk factors previously discussed in Item 1A of our Form 10-K for the fiscal year ended October 31, 2015, as supplemented by the risk factors disclosed in Item 1A of our Form 10-Q for the three months ended ended January 31, 2016. However, additional risks and uncertainties, including risks and uncertainties not presently known to us, or that we currently deem immaterial, could also have an adverse effect on our business, financial condition and/or results of operations.

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
101

The following financial information from Granite Falls Ethanol, LLC's Quarterly Report on Form 10-Q for the three and six months ended April 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at April 30, 2016 and October 31, 2015; (ii) the Condensed Consolidated Statements of Operations or the three and six months ended April 30, 2016 and April 30, 2015; (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended April 30, 2016 and 2015; and (iv) Notes to Condensed Consolidated Unaudited Financial Statements.*

*    Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANITE FALLS ENERGY, LLC

Date: June 14, 2016	/s/ Steve Christensen
Steve Christensen
Chief Executive Officer

/s/ Stacie Schuler
Date: June 14, 2016	Stacie Schuler
Chief Financial Officer