Form 10-Q
period 2016-07-31
Granite Falls Energy, LLC
filed 2016-09-14
CIK 1181749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended July 31, 2016

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

☒Yes    ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☒Yes    ☐No

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

☐Yes    ☒No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of September 14, 2016 there were 30,606 membership units outstanding.

PART IFINANCIAL INFORMATION

Item 1.  Financial Statements

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	July 31, 2016	October 31, 2015
ASSETS	(unaudited)
Current Assets
Cash	$11,349,489	$12,696,536
Restricted cash	1,800,483	—
Accounts receivable	6,919,840	9,667,472
Inventory	10,763,010	12,212,025
Commodity derivative instruments	890,998	677,149
Prepaid expenses and other current assets	451,578	259,862
Total current assets	32,175,398	35,513,044

Property and Equipment, net	81,092,100	84,304,162

Goodwill	1,372,473	1,372,473

Other Assets	790,791	821,402

Total Assets	$115,430,762	$122,011,081

LIABILITIES AND MEMBERS' EQUITY
Current Liabilities
Checks drawn in excess of bank balance	$1,489,447	$1,836,682
Current maturities of long-term debt	504,125	517,957
Accounts payable	3,105,820	4,643,130
Corn payable to FCE	1,125,003	1,486,247
Commodity derivative instruments	1,753,665	1,114
Accrued expenses	645,720	654,550
Total current liabilities	8,623,780	9,139,680

Long-Term Debt, less current portion	6,685,798	6,711,975

Commitments and Contingencies

Members' Equity
Members' equity attributable to Granite Falls Energy, LLC consists of 30,606 units authorized, issued, and outstanding	79,165,586	84,602,607
Non-controlling interest	20,955,598	21,556,819
Total members' equity	100,121,184	106,159,426
Total Liabilities and Members' Equity	$115,430,762	$122,011,081

Notes to Condensed Consolidated Unaudited Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	July 31, 2016	July 31, 2015	July 31, 2016	July 31, 2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues	$58,018,553	$58,671,723	$159,994,605	$176,431,334

Cost of Goods Sold	51,716,678	49,875,833	149,986,152	156,462,251

Gross Profit	6,301,875	8,795,890	10,008,453	19,969,083

Operating Expenses	1,284,016	1,301,446	4,174,358	4,096,079

Operating Income	5,017,859	7,494,444	5,834,095	15,873,004

Other Income (Expense):
Other income (expense), net	2,962	(2,472)	101,769	39,740
Interest income	1,848	2,336	6,384	6,929
Interest expense	(152,403)	(182,107)	(333,045)	(361,602)
Total other expense, net	(147,593)	(182,243)	(224,892)	(314,933)

Net Income	$4,870,266	$7,312,201	$5,609,203	$15,558,071

Less: Net Income Attributable to Non-controlling Interest	(1,377,444)	(1,871,438)	(1,405,337)	(3,170,575)

Net Income Attributable to Granite Falls Energy, LLC	$3,492,822	$5,440,763	$4,203,866	$12,387,496

Weighted Average Units Outstanding - Basic and Diluted	30,606	30,606	30,606	30,606

Amounts attributable to Granite Falls Energy, LLC:

Net Income Per Unit - Basic and Diluted	$114.12	$177.77	$137.35	$404.74

Distributions Per Unit - Basic and Diluted	$—	$—	$315.00	$1,050.00

Notes to Condensed Consolidated Unaudited Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended	Nine Months Ended
	July 31, 2016	July 31, 2015
	(unaudited)	(unaudited)

Cash Flows from Operating Activities:
Net income	$5,609,203	$15,558,071
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	7,212,835	7,178,621
Change in fair value of commodity derivative instruments	716	(257,490)
Changes in operating assets and liabilities:
Restricted cash	(1,800,483)	186,125
Accounts receivable	2,747,632	4,408,427
Inventory	1,449,015	(1,952,512)
Prepaid expenses and other current assets	(191,716)	(67,200)
Accounts payable	(1,630,272)	(2,169,564)
Accrued expenses	(8,830)	(8,960)
Commodity derivative instruments	1,537,986	405,829
Net Cash Provided by Operating Activities	14,926,086	23,281,347

Cash Flows from Investing Activities:
Payments for capital expenditures	(4,238,444)	(7,987,229)
Net Cash Used in Investing Activities	(4,238,444)	(7,987,229)

Cash Flows from Financing Activities:
Proceeds from checks drawn in excess of bank balance	(347,235)	2,642,126
Proceeds from long-term debt	9,820,223	11,545,837
Payments on long-term debt	(9,860,232)	(7,555,388)
Distributions to non-controlling interests	(2,006,558)	(4,621,340)
Member distributions paid	(9,640,887)	(32,136,300)
Net Cash Used in Financing Activities	(12,034,689)	(30,125,065)

Net Decrease in Cash	(1,347,047)	(14,830,947)

Cash - Beginning of Period	12,696,536	27,209,010

Cash - End of Period	$11,349,489	$12,378,063

Supplemental Cash Flow Information
Cash paid during the period for:
Interest expense	$333,045	$361,602

Supplemental Disclosure of Noncash Investing and Financing Activities
Capital expenditures and construction in process included in accounts payable	$154,169	$109,922

Notes to Condensed Consolidated Unaudited Financial Statements are an integral part of this Statement.

Granite Falls Energy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

July 31, 2016

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

July 31, 2016

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

July 31, 2016

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

Correction Of An Immaterial Error

The Company revised the condensed consolidated unaudited statement of cash flows for the nine months ended July 31, 2015, to correct for a non-cash acquisition of property and equipment resulting in an increase in cash provided by operating activities of $3,359,225 and a corresponding decrease in net cash provided by investing activities.

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

3.   INVENTORY

Inventories consist of the following:

	July 31, 2016	October 31, 2015
	(unaudited)
Raw materials	$2,284,305	$4,504,388
Supplies	2,624,123	2,631,452
Work in process	1,500,729	1,445,084
Finished goods	4,353,853	3,631,101
Totals	$10,763,010	$12,212,025

The Company performs a lower of cost or net realizable value analysis on inventory to determine if the market values of certain inventories are less than their carrying value, which is attributable primarily to decreases in market prices of corn and ethanol. Based on the lower of cost or net realizable value analysis, the Company recorded a loss on ethanol inventories, as a component of cost of goods sold, of approximately $108,000 and $0 for the nine month periods ended July 31, 2016 and 2015, respectively.

Granite Falls Energy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

July 31, 2016

4.   DERIVATIVE INSTRUMENTS

As of July 31, 2016, the total notional amount of the Company's outstanding corn derivative instruments was approximately 6,525,000 bushels, comprised of 2,650,000 and 3,875,000 bushel equivalent positions held by GFE and HLBE, respectively, that were entered into to hedge forecasted corn purchases through July 2017. There may be offsetting positions that are not shown on a net basis that could lower the notional amount of positions outstanding as disclosed above.

As of July 31, 2016, the total notional amount of the Company’s outstanding ethanol derivative instruments was approximately 840,000 gallons, comprised of approximately 420,000 gallons of equivalent positions held by each of GFE and HLBE that were entered into to hedge forecasted ethanol sales through September 2016.

The following tables provide details regarding the Company's derivative instruments at July 31, 2016, none of which were designated as hedging instruments:

	Balance Sheet location	Assets	Liabilities
Corn contracts - GFE	Commodity derivative instruments	$—	$227,000
Corn contracts - HLBE	Commodity derivative instruments	—	750,150
Ethanol contracts - GFE	Commodity derivative instruments	—	776,515
Ethanol contracts - HLBE	Commodity derivative instruments	890,998	—
Totals		$890,998	$1,753,665

In addition, at July 31, 2016, the Company maintained approximately $1,801,000 of restricted cash, comprised of approximately $1,738,000 held by GFE and approximately $63,000 held by HLBE related to margin requirements for the Company’s commodity derivative instrument positions.

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

The following tables provide details regarding the gains and losses from Company's derivative instruments in statements of operations, none of which are designated as hedging instruments:

	Statement of	Three Months Ended July 31,
	Operations Location	2016	2015
Corn contracts	Cost of Goods Sold	$1,261,468	$869,850
Ethanol contracts	Revenues	(1,375,892)	—
Natural gas contracts	Cost of Goods Sold	—	—
Total gain (loss)		$(114,424)	$869,850

	Statement of	Nine Months Ended July 31,
	Operations Location	2016	2015
Corn contracts	Cost of Goods Sold	$1,238,098	$257,490
Ethanol contracts	Revenues	(1,271,172)	—
Natural gas contracts	Cost of Goods Sold	32,358	—
Total gain (loss)		$(716)	$257,490

Granite Falls Energy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

July 31, 2016

5.   FAIR VALUE

The following table provides information on those derivative instruments measured at fair value on a recurring basis at July 31, 2016:

		Fair Value Measurement Using
		Quoted Prices	Significant Other	Significant
	Carrying Amount	in Active Markets	Observable Inputs	Unobservable Inputs
Financial Asset:	in Balance Sheet	(Level 1)	(Level 2)	(Level 3)
Commodity Derivative Instruments - Ethanol	$890,998	$890,998	$—	$—

Financial Liabilities:
Commodity Derivative Instruments - Ethanol	$776,515	$776,515	$—	$—
Commodity Derivative Instruments - Corn	$977,150	$977,150	$—	$—

The following table provides information on those derivative instruments measured at fair value on a recurring basis at October 31, 2015:

		Fair Value Measurement Using
		Quoted Prices	Significant Other	Significant
	Carrying Amount	in Active Markets	Observable Inputs	Unobservable Inputs
Financial Asset:	in Balance Sheet	(Level 1)	(Level 2)	(Level 3)
Commodity Derivative Instruments - Corn	$677,149	$677,149	$—	$—

Financial Liabilities:
Commodity Derivative Instruments - Corn	$1,114	$1,114	$—	$—

The Company determines the fair value of commodity derivative instruments by obtaining fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes and live trading levels from the Chicago Board of Trade market and New York Mercantile Exchange.

6.   DEBT FACILITIES

Debt financing consists of the following:

	July 31, 2016	October 31, 2015
HERON LAKE BIOENERGY:	(unaudited)
Revolving term loan to lending institution, see terms below	$5,122,574	$4,822,777
Assessments payable	1,779,849	1,963,405
Note payable to electrical company	87,500	143,750
Note payable to noncontrolling interest member of Agrinatural	200,000	300,000
Totals	7,189,923	7,229,932
Less amounts due within one year	504,125	517,957
Net long-term debt	$6,685,798	$6,711,975

Granite Falls Energy:

GFE has a revolving term loan facility, under which GFE could initially borrow, repay, and re-borrow in an amount up to $18,000,000.   Under the terms of this revolving term loan facility, the revolving term loan principal commitment for borrowing under this facility reduces by $2,000,000 semi-annually, beginning September 1, 2014, with

Granite Falls Energy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

July 31, 2016

final payment due March 1, 2018. GFE had no outstanding balance on the revolving term loan at July 31, 2016, and October 31, 2015. Therefore, the aggregate principal amount available for borrowing under this revolving term loan facility at July 31, 2016 and at October 31, 2015 was $10,000,000 and $12,000,000, respectively. The interest rate is based on the bank's "One Month LIBOR Index Rate," plus 3.05%.

The credit facility also requires GFE to comply with certain financial covenants at various times calculated monthly, quarterly or annually, including restriction of the payment of dividends and maintenance of certain financial ratios including minimum working capital, minimum net worth and a debt service coverage ratio as defined by the credit facility. Failure to comply with the protective loan covenants or maintain the required financial ratios may cause acceleration of the outstanding principal balances on the revolving term loan and/or the imposition of fees, charges or penalties. As of July 31, 2016 and October 31, 2015, GFE was in compliance with these financial covenants and expects to be in compliance throughout fiscal 2016.

The credit facility is secured by substantially all assets of the Company. There are no savings account balance collateral requirements as part of this credit facility.

Heron Lake BioEnergy:

HLBE has a revolving term loan with a lender initially totaling $28,000,000.  Amounts borrowed by HLBE under the revolving term loan and repaid or prepaid may be re-borrowed at any time prior to the March 1, 2022 maturity date. Under the terms of the credit facility, the revolving term loan principal commitment is scheduled to decline by $3,500,000 annually, starting March 1, 2015 and continues each anniversary thereafter until maturity.  Therefore, the aggregate  principal commitment under this facility at July 31, 2016 was $21,000,000. After accounting for amounts outstanding under this facility at July 31, 2016, the aggregate principal amount available to HLBE for borrowing was approximately $15,877,000.  The outstanding balance on the revolving term loan totaled approximately $5,123,000 and $4,823,000 at July 31, 2016, and October 31, 2015, respectively.

Interest on the revolving term loan accrues at a variable rate equal to 3.25% above the One-Month London Interbank Offered Rate ("LIBOR") Index rate. HLBE may elect to enter into a fixed interest rate on this loan at various times throughout the term of the loan as provided in the loan agreements. The interest rate on the revolving term loan was 3.75% and 3.45% at July 31, 2016, and October 31, 2015, respectively.

HLBE also agreed to pay an unused commitment fee on the unused portion of the revolving term loan commitment at the rate of 0.50% per annum. The revolving term loan is subject to a prepayment fee for any prepayment on the term loan prior to July 1, 2016 due to refinancing. The loan is secured by substantially all of HLBE's assets including a subsidiary guarantee.

During the term of the revolving term loan, HLBE is subject to certain financial covenants at various times calculated monthly, quarterly or annually, including restriction of the payment of dividends and loans and advances to Agrinatural and maintenance of certain financial ratios including minimum working capital, minimum net worth and a debt service coverage ratio as defined by the credit facility. Failure to comply with the protective loan covenants or maintain the required financial ratios may cause acceleration of the outstanding principal balances on the revolving term loan and/or the imposition of fees, charges or penalties. As of July 31, 2016 and October 31, 2015, HLBE was in compliance with these financial covenants and expects to be in compliance throughout fiscal 2016.

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

July 31, 2016

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

As of July 31, 2016 and October 31, 2015, there were a total of approximately $1,780,000 and $1,963,000, respectively, in outstanding water revenue bonds. HLBE classifies its obligations under these bonds as assessments payable. The interest rates on the bonds range from 0.50% to 8.73%.

Estimated annual maturities of debt at July 31, 2016, are as follows based on the most recent debt agreements:

2016	$504,125
2017	436,341
2018	322,570
2019	318,253
2020	339,097
After 2020	5,269,537
Total debt	$7,189,923

7.   LEASES

GFE leases equipment, primarily rail cars, under operating leases through 2025. Rent expense for these leases was approximately $804,000 and $596,000 for the three months ended ended July 31, 2016 and 2015, respectively, and approximately $2,510,000 and $1,800,000 for the nine months ended July 31, 2016, and 2015, respectively.

HLBE leases equipment, primarily rail cars, under operating leases through 2017.  Rent expense for these leases was approximately $686,000 and $525,000 for the three months ended July 31, 2016 and 2015, respectively,  and approximately $1,931,000 and $1,572,000 for the nine months ended July 31, 2016 and 2015, respectively.

8.   MEMBERS' EQUITY

GFE has one class of membership units.   The units have no par value and have identical rights, obligations and privileges.  Income and losses are allocated to all members based upon their respective percentage of units held. As of July 31, 2016 and October 31, 2015, GFE had 30,606 membership units authorized, issued, and outstanding.

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

Granite Falls Energy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

July 31, 2016

9.   COMMITMENTS AND CONTINGENCIES

Corn Contracts

At July 31, 2016, GFE had no forward corn contracts.

At July 31, 2016, HBLE had cash and basis contracts for forward corn purchase commitments for approximately 3,826,000 bushels for deliveries through July 2017, which approximates 18% of its anticipated corn needs during this period.

Ethanol Contracts

At July 31, 2016, GFE had forward contracts (both fixed and basis) to sell approximately $16,030,000 of ethanol for various delivery periods through December 2016 which approximates 41% of its anticipated ethanol sales during this period.

During the third fiscal quarter, GFE amended its ethanol marketing agreement with Eco-Energy. As amended, the term of the marketing agreement shall continue through December 31, 2019. Additionally, the amended agreement also provides for certain negotiated changes to the marketing fees payable to Eco-Energy and payment terms based on prevailing market-rate conditions for comparable ethanol marketed services.

At July 31, 2016, HLBE had forward contracts (both fixed and basis) to sell approximately $17,100,000 of ethanol for various delivery periods through December 2016, which approximates 44% of its anticipated ethanol sales during this period.

During the third fiscal quarter, HLBE amended its ethanol marketing agreement with Eco-Energy. As amended, the term of the marketing agreement shall continue through December 31, 2019. Additionally, the amended agreement also provides for certain negotiated changes to the marketing fees payable to Eco-Energy and payment terms based on prevailing market-rate conditions for comparable ethanol marketed services.

Distillers' Grain Contracts

At July 31, 2016, GFE had forward contracts to sell approximately $333,000 of distillers' grain for deliveries through September 2016, which approximates 11% of its anticipated distillers’ grains sales during this period.

At July 31, 2016, HLBE had forward contracts to sell approximately $1,393,000 of distillers' grains for delivery through December 2016, which approximates 16% of its anticipated distillers’ grains sales during this period.

Corn Oil

At July 31, 2016, GFE had forward contracts to sell approximately $582,000 of corn oil for delivery through December 2016, which approximates 28% of its anticipated corn oil sales during this period.

At July 31, 2016, HLBE had forward contracts to sell approximately $621,000 of corn oil for delivery through December 2016, which approximates 30% of its anticipated distillers’ grains sales during this period.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three and nine months ended July 31, 2016, compared to the same periods of the prior fiscal year. This discussion should be read in conjunction with the condensed consolidated unaudited financial statements and related notes in Item 1 of this report and the information contained in the Company's annual report on Form 10-K for the fiscal year ended October 31, 2015.

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

Industry and Market Data

Much of the information in this report regarding the ethanol industry, including government regulation relevant to the industry is from information published by the Renewable Fuels Association (“RFA”), a national trade association for the United States (“U.S.”) ethanol industry, and information about the market for our products and competition is derived from publicly available information from governmental agencies or publications and other published independent sources.  Although we believe our third-party sources are reliable, we have not independently verified the information.

Overview

Granite Falls Energy, LLC is a Minnesota limited liability company.  References to “we”,  “us”,  “our”,  “Granite Falls Energy”,  “GFE”, and the “Company” refer to Granite Falls Energy, LLC. Our business consists primarily of the production and sale of ethanol and its co-products (wet, modified wet and dried distillers’ grains, corn oil and corn syrup) locally, and throughout the continental U.S.

Our production operations are carried out at our ethanol plant located in Granite Falls, Minnesota and at the ethanol plant operated by our majority owned subsidiary, Heron Lake BioEnergy, LLC (“Heron Lake BioEnergy” or “HLBE”), near Heron Lake, Minnesota.  As of July 31, 2016, we control approximately 50.6% of HLBE's outstanding membership units through our wholly owned subsidiary, Project Viking, L.L.C.

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

On July 22, 2016, we executed Amendment No. 4 (the “Fourth Amendment”) to our ethanol marketing agreement dated December 24, 2008, as previously amended by Amendments 1 trhough 3 (the “GFE Marketing Agreement”), with Eco-Energy, LLC (“Eco-Energy”). Additionally, on July 22, 2016, HLBE executed Amendment No. 1 (the “First Amendment”) to its ethanol marketing agreement dated September 17, 2013 (the “HLBE Marketing Agreement”) with Eco-Energy. Under the terms of the Marketing Agreements with Eco-Energy, Eco-Energy purchases the entire ethanol output of the GFE ethanol plant and HLBE plant and each of HLBE and GFE pay Eco-Energy marketing fee in consideration of Eco-Energy's services.  These Marketing Agreements were set to expire on December 31, 2016.  However, both the Fourth Amendment to the GFE Marketing Agreement and the First Amendment to the HLBE Marketing Agreement provide for an extension of the term of the Marketing Agreements through December 31, 2019, with automatic renewals for additional consecutive terms of three years unless either party provides written notice to the other at least 90 days prior to the end of the term or the renewal term. Additionally, the Amendments provide for certain negotiated changes to the marketing fees payable to Eco-Energy and  the timing of payments by Eco-Energy to each of HLBE and GFE for the ethanol Eco-Energy purchases from our plants. The Amendments are effective as of January 1, 2017.

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

We have entered into a management services agreement with HLBE pursuant to which our chief executive officer, chief financial officer, and commodity risk manager also hold those same offices with HLBE.  The initial term of the management services agreement expired in July 2016.  However, the management services agreement automatically renewed for an one-year term and will continue to automatically renew for successive one-year terms unless either HLBE or GFE gives the other party written notice of termination prior to expiration of the then current term. The management services agreement may also be terminated by either party for cause under certain circumstances.

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

At the GFE plant, we constructed an additional grain bin, which expands the GFE plant’s grain storage by approximately 750,000 bushels. The grain storage expansion project was commended in August 2015 and was completed during the three months ended July 31, 2016.

Several upscaling projects will be required to increase the HLBE plant's current production capacity and take full advantage of the additional production allowed under its amended air permit. One such project includes replacing HLBE's existing regenerative thermal oxidizer (“RTO”). During the three months ended July 31, 2016, we completed installation of the RTO and completed emissions testing. With installation complete, management expects the new RTO will improve emissions control and allow us to continue to maintain regulatory compliance under our amended air permit.

GFE’s corn storage expansion project and HLBE’s RTO replacement project were funded from current earnings from operations.  In addition, we anticipate continuing to conduct routine maintenance and repair activities at the GFE and HLBE ethanol plants. We anticipate using cash we generate from our operations and, as needed, our credit facilities to finance these plant upgrade projects.

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

Our operating margins for the three months ended July 31, 2016, were impacted by volatility in the commodity markets. As a result of the lower gasoline prices and the traditional summer driving season, gasoline demand increased for the three months ended July 31 2016, which in turn increased the demand for ethanol.  The increased ethanol demand was countered by increased domestic ethanol production, which resulted in slight increases in ethanol prices through June 2016.  However, in July 2016, favorable weather conditions during the growing season led to higher than expected production projections for the current year corn crop, which resulted in declining corn prices. Following corn prices, ethanol prices also decreased. Despite commodity market volatility, ethanol traded at a premium to wholesale gasoline for much of the three months ended July 31, 2016.

Management believes distillers’ grains has also been negatively impacted by the Chinese government initiating an anti-dumping and countervailing duty investigation in January 2016. On July 8, 2016, China’s Ministry of Commerce issued an official notice concerning the hearing in the anti-dumping and countervailing investigations against distillers grains originating in the U.S. The hearing was held August 2, 2016, in Beijing. China is not expected to make a decision on whether to impose antidumping duties on U.S. dried distillers’ grain imports until after the scheduled visit of President Barack Obama to China in early September. If China were to impose a high tariff on distillers’ grains exports from the U.S., it could negatively impact the market price of distillers’ grains in the U.S. which could negatively impact our financial performance.

The Renewable Fuels Standard

The RFS has been, and we expect will continue to be, a significant factor impacting ethanol usage. In the Environmental Protection Agency’s (“EPA”) November 2015 final rule, the RFS required blending volume obligations (“RVOs”) for corn-based ethanol for 2014, 2015 and 2016 were reduced from the statutorily mandated levels. As set in the November 2015 rule, the required blending volume for corn-based ethanol blending for 2016 is 14.5 billion gallons, compared to 15 billion gallons as originally set by statute. Additionally, on May 18, 2016, the EPA released its preliminary rulemaking for 2017, setting the RVO for corn-based ethanol at 14.8 billion gallons, an increase over the 2016 requirement but still below the statutory mandate of 15 billion gallons. The proposal modestly increases the minimum volume requirements of ethanol to 14.8 billion gallons for the coming year. This proposal is expected to be finalized by November of 2016.

The EPA’s departure from the RFS statutory requirements in both the final rule and proposed 2017 volumes are expected to limit demand for ethanol and may have a negative impact on ethanol prices and demand unless additional demand is created by discretionary blending. Beyond the federal mandates, there are limited markets for ethanol. Further, due to the lower price of gasoline, management does not anticipate that renewable fuels blenders will use more ethanol than is required by the RFS which may result in a significant decrease in ethanol demand. A reduction in ethanol demand could have a material adverse effect on our results of operations, cash flows and financial condition, unless additional demand from exports or discretionary or E85 blending develops.

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

In connection with HLBE’s RTO replacement project, HLBE has filed an application for a major amendment of its air emissions permit with the Minnesota Pollution Control Agency (“MPCA”) to allow for the replacement under its current permit. However, due to backlog in the permit approval process, on April 27, 2016, HLBE entered into a compliance agreement with the MPCA. Under the compliance agreement, the MPCA will allow HLBE to proceed with replacement of its RTO prior to receiving approval of its major amendment application provided HLBE operates the new RTO in compliance with its existing air emissions permit and completes certain green initiatives at its facility, including constructing a butterfly and bee garden, installing LED lighting throughout the facility, and installing variable frequency drives on its evaporator pumps. As of July 31, 2016, HLBE had completed construction of the butterfly and bee garden and installation of LED lighting throughout the facility. Installation of the variable frequency drives is expected to be completed this fall during HLBE’s regular semi-annual maintenance shutdown.  Although HLBE expects to comply with all of the requirements of the compliance agreement, its failure to do so could result in penalties and fines as well as additional compliance and/or remediation obligations.

Results of Operations for the Three Months Ended July 31, 2016 and 2015

The following table shows summary information from the results of our operations and the approximate percentage of revenues, costs of goods sold, operating expenses and other items to total revenues in our unaudited condensed consolidated statements of operations for the three months ended July 31, 2016 and 2015 (amounts in thousands).

	Three Months Ended July 31,
	2016		2015
	(unaudited)		(unaudited)
Income Statement Data	Amount	%	Amount	%
Revenue	$58,019	100.0%	$58,672	100.0%
Cost of Goods Sold	51,717	89.1%	49,876	85.0%
Gross Profit	6,302	10.9%	8,796	15.0%
Operating Expenses	1,284	2.2%	1,301	2.2%
Operating Income	5,018	8.6%	7,494	12.8%
Other Expense, net	(148)	(0.3)%	(182)	(0.3)%
Net Income	4,870	8.4%	7,312	12.5%
Less: Net Income Attributable to Non-controlling Interest	(1,377)	(2.4)%	(1,871)	(3.2)%
Net Income Attributable to Granite Falls Energy, LLC	$3,493	6.0%	$5,441	9.3%

Revenues

Our consolidated revenue is derived principally from sales of our three primary products: ethanol, distillers’ grains and corn oil. Revenues from these products represented approximately 99.6%  and 99.7% of our total revenues for the three months ended July 31, 2016 and 2015, respectively.  The remaining approximately 0.4% and 0.3% attributable to miscellaneous other revenue for the three months ended July 31, 2016 and 2015 is made up of incidental sales of corn syrup at HLBE's plant and revenues from natural gas pipeline operations at Agrinatural, net of intercompany eliminations for distribution fees paid by HLBE to Agrinatural for natural gas transportation services.

The following table shows the sources of our consolidated revenue and the approximate percentage of revenues from those sources to total revenues in our unaudited condensed consolidated statements of operations for the three months ended July 31, 2016:

	Three Months Ended July 31, 2016
	Sales Revenue	% of Total Revenues
Revenue Sources	(in thousands)
Ethanol sales	$45,038	77.6%
Distillers grains sales	10,124	17.4%
Corn oil sales	2,606	4.6%
Miscellaneous other	251	0.4%
Total Revenues	$58,019	100.0%

The following table shows the sources of our consolidated revenue and the approximate percentage of revenues from those sources to total revenues in our condensed consolidated unaudited statements of operations for the three months ended July 31, 2015:

	Three Months Ended July 31, 2015
	Sales Revenue	% of Total Revenues
Revenue Sources	(in thousands)
Ethanol sales	$44,402	75.7%
Distillers grains sales	12,465	21.2%
Corn oil sales	1,629	2.8%
Miscellaneous other	175	0.3%
Total Revenues	$58,671	100.0%

Our total consolidated revenues decreased by approximately 1.1% for the three months ended July 31, 2016, as compared to the three months ended July  31, 2015 due primarily to decreases in the average price received for our ethanol.  The following table reflects quantities of our three primary products sold and the average net prices received for the three months ended July 31, 2016 and 2015:

	Three Months Ended July 31, 2016		Three Months Ended July 31, 2015
	Quantity Sold	Avg. Net Price	Quantity Sold	Avg. Net Price
Product	(in thousands)		(in thousands)
Ethanol (gallons)	32,283	$1.40	31,256	$1.42
Distillers' grains (tons)	79	$128.57	80	$154.94
Corn oil (pounds)	9,091	$0.29	6,097	$0.27

Ethanol

Total revenues from sales of ethanol increased by approximately 1.4% for the three months ended July 31, 2016 compared to the three months ended July 31, 2015 due to an increase of approximately 3.3% in the volumes sold, offset by an approximately 1.8%  decrease in the average price per gallon we received for our ethanol. This increase in the number of gallons sold during the 2016 period is attributable to an approximately 5.6% increase in the number of gallons sold at the HLBE plant during the three months ended July 31, 2016 as compared to the three months ended July 31, 2015.  The number of gallons of ethanol sold at the GFE plant was only marginally higher, increasing by approximately 0.9% from period to period.   The increase in the number of gallons sold during three months ended July 31, 2016 as compared to the same period of 2015, was largely due to the timing of ethanol shipments and an increase in ethanol production at the HLBE plant.    Ethanol production at the HLBE plant was higher compared to prior year due to capital improvements HLBE is making to increase ethanol production under its amended higher permited capacity.

Ethanol prices were bouyed somewhat during June and early July 2016, due to an increase in domestic demand for ethanol due to lower gasoline prices and normal seasonal increase in driving during the summer months. Additionally, we experienced strong export demand during the three months ended July 31, 2016, particularly from Asia, which management attributes to lower domestic ethanol prices and increased worldwide ethanol demand. However, domestic ethanol production increased during the three months ended July 31, 2016, which increased domestic stocks of ethanol putting downward pressure on domestic ethanol prices. Additionally, declining corn prices in late July, due to the large projected 2016 crop, put further downward pressure on ethanol prices. The net effect of these factors was a decrease in the average price realized for our ethanol for three months ended July 31, 2016 as compared to the same period in 2015.

Management anticipates that ethanol prices will continue to change in relation to changes in corn and energy prices. Continued low prices or further declines in the crude oil and wholesale gasoline markets could have a negative impact on the market price of ethanol and our profitability particularly if domestic ethanol stocks remain high. Ethanol exports have provided support for ethanol prices, especially as domestic ethanol stocks have grown. However, a decrease in U.S. ethanol exports due to the premium on the price of ethanol as compared to unleaded gasoline, the strength of the U.S. dollar and/or other factors could contribute to higher ethanol stocks. If domestic ethanol stocks grow, further decreases in domestic ethanol prices may result unless additional demand from domestic discretionary blending or other foreign markets develop. In addition, the EPA’s reduction of the renewable volume obligations set forth in the RFS may limit demand for ethanol negatively impacting ethanol prices.

From time to time, we engage in hedging activities with respect to our ethanol sales. At July 31, 2016, we had approximately 840,000 gallons of ethanol derivative instruments, comprised of approximately 420,000 gallons of positions held by each of GFE and HLBE. These ethanol derivative instruments resulted in a loss of approximately $1.4 million during the three months ended July 31, 2016, which decreased our revenue.  We had no gain or loss on ethanol derivative instruments during the three months ended July 31, 2015.

Distillers' Grains

Total revenues from sales of distillers’ grains decreased by approximately 18.8% for the three months ended July 31, 2016 compared to the three months ended July 31, 2015, due to both an approximately 17.0% decline in the average price per ton we received for our distillers’ grains and an approximately 2.1% decrease in the volumes sold from period to period.  Management believes the decline in the selling price results primarily from the increased grain supplies for corn and soybeans, resulting in lower market grain prices during the three months ended July 31, 2016, as well as weaker export demand for dried distillers’ grains by China, a significant buyer of domestic distillers’ grains. In January 2016, China opened anti-dumping and countervailing duty investigations into distillers’ grains produced in the U.S. which has had a negative impact on export demand. If China were to impose anti-dumping tariffs on U.S. imports, or if demand in the export market remains low, distillers’ grains prices could continue to weaken unless additional demand can be created from other foreign markets or domestically.

The aggregate decrease in tons sold across both plants is primary due to an approximately 1.2% decrease in the volume of distillers' grains sold at the HLBE plant coupled with an approximately 3.1% decrease in distillers’ grains sales at the GFE plant. The decrease in tons of distillers’ grains sold at both the HLBE and GFE plants during the three months ended July 31, 2016 was primarily attributable to increased production of modified wet distillers’ grains, which resulted in fewer tons dried distillers’ grains produced and sold.

Since distillers’ grain are primarily used as an animal feed substitute for corn and soybean meal, the price of distillers’ grain is impacted by these competing products. During the three months ended July 31, 2016, distillers’ grains traded at discount compared to a comparable amount of corn. Management anticipates distillers grains will continue to trade at a significant discount compared to the price of corn due to anticipated strong corn supplies and relatively stable demand. However, domestic prices for distillers’ grains could decrease if end-users switch to lower priced alternatives reducing the domestic demand for distillers’ grains.

Corn Oil

Total revenues from sales of corn oil increased by approximately 60.0% for the three months ended July 31, 2016 compared to the three months ended July 31, 2015 due to an approximately 49.1% increase in pounds sold, which coupled with an approximately 7.3% higher average price per pound received for our corn oil from period to period.

The increase in pounds sold from period to period was attributable to an approximately 67.1% and 33.5%  increase in the volumes sold at the HLBE and GFE plants, respectively for the three months ended July 31, 2016 compared to the same period of 2015.  The significant increase in pounds sold from period to period at the HLBE plant was due primarily to capital improvements to HLBE’s corn oil extraction equipment during the latter part of fiscal year 2015, which allowed HLBE to increase the amount of corn oil it can produce, as well as corn oil extraction efficiencies. Management anticipates that the corn oil production our ethanol plants will continue to be higher during our 2016 fiscal year compared to our 2015 fiscal year.

Management attributes the increase in the corn oil prices we experienced in the three months ended July 31, 2016 due to increased biodiesel production brought on by the passage of the biodiesel blenders' tax credit for 2016 (and retroactively for 2015). Management anticipates relatively stable corn oil prices going forward. However, corn oil demand due to biodiesel production may decrease if the biodiesel blenders' tax credit is not extended beyond December 2016, its scheduled expiration.

Cost of Goods Sold

Our cost of goods sold increased by approximately 3.7% for the three months ended July 31, 2016, as compared to the three months ended July 31, 2015.  As a percentage of revenues, our cost of goods sold also increased to approximately 89.1% for the three months ended July 31, 2016, as compared to approximately 85.0% for the same period in 2015 due to the narrowing of the margin between the price of ethanol and the price of corn.  The cost of goods sold per gallon of ethanol produced for the three months ended July 31, 2016 was approximately $1.45 per gallon of ethanol sold compared to approximately $1.39 per gallon of ethanol produced for the three months ended July 31, 2015.

The following table shows the costs of corn and natural gas (our two largest single components of costs of goods sold), as well as all other components of cost of goods sold, which includes processing ingredients, electricity, and wages, salaries and benefits of production personnel, and the approximate percentage of costs of those components to total costs of goods sold in our unaudited condensed consolidated statements of operations for the three months ended July 31, 2016:

	Three Months Ended July 31, 2016
	Cost	% of Cost of Goods Sold
	(in thousands)
Corn costs	$38,179	73.8%
Natural gas costs	2,440	4.7%
All other components of costs of goods sold	11,098	21.5%
Total Cost of Goods Sold	$51,717	100.0%

The following table shows the costs of corn, natural gas and all other components of cost of goods sold and the approximate percentage of costs of those components to total costs of goods sold in our unaudited condensed consolidated statements of operations for the three months ended July 31, 2015:

	Three Months Ended July 31, 2015
	Cost	% of Cost of Goods Sold
	(in thousands)
Corn costs	$38,166	76.5%
Natural gas costs	3,532	7.1%
All other components of costs of goods sold	8,178	16.4%
Total Cost of Goods Sold	$49,876	100.0%

Corn

Our cost of goods sold related to corn was approximately 0.1%  higher for the three months ended July 31, 2016 compared to the same period of 2015, due to an approximately 1.5% increase in the average price per bushel paid for corn as the number of bushels of corn processed from period to period decreased by approximately 1.5%.  The corn-ethanol price spread (the difference between the price per gallon of ethanol and the price per bushel of grain divided by 2.8) for the three months ended July 31, 2016 was approximately $0.01 narrower than the corn-ethanol price spread we experienced for same period of 2015.

The increase in the average consolidated price paid for corn was due to an approximately 5.1% increase in the average price paid for corn at the GFE plant which was partially offset by an approximately 1.8% decrease in the average price paid for corn at the HLBE plant.    The corn prices were volatile during the three months ended July 31, 2016, with corn prices experiencing a rally during June 2016 due to early concerns about weather conditions.  However, as the growing season progressed, weather conditions remained favorable, which led to increased estimates for the 2016 corn crop harvest in the USDA’s July 2016 crop projections, which resulted in downward pressure on corn prices during the end of July 2016. If the 2016 corn crop is as large as is predicted, management anticipates that further reductions in corn market prices may occur.

From time to time we enter into forward purchase contracts for our commodity purchases and sales. At July 31, 2016,  HLBE had cash and basis contracts for forward corn purchase commitments for approximately 6.5 million bushels for various delivery periods through July 2017.  Our corn derivative positions resulted in gains of approximately $1.3 million for the three months ended July 31, 2016, which decreased cost of goods sold, compared to gains of approximately $870,000 related to corn derivative instruments for the same period of 2015.  We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn in cost of goods sold as the changes occur. As corn prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance. We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.

Natural Gas

Our cost of goods sold related to natural gas costs decreased approximately 30.9% for the three months ended July 31, 2016, as compared to the three months ended July 31, 2015.  The decrease in natural gas costs is primarily a result of decreased average price for natural gas due to plentiful supply for the three months ended July 31, 2016 as compared to the same period of 2015. Management anticipates that natural gas prices will continue to hold steady, unless there are major supply disruptions due to production problems or catastrophic weather events, as natural gas production has replenished stock shortages from last year and is currently exceeding demand.

We had no gain or loss on natural gas derivative instruments during the three months ended July 31, 2016 or 2015.

Operating Expenses

Operating expenses include wages, salaries and benefits of administrative employees at the plant, insurance, professional fees and similar costs. Our operating expenses decreased by 1.3% for the three months ended July 31, 2016 compared to the same period ended 2015. Our efforts to optimize efficiencies and maximize production may result in a decrease in our operating expenses on a per gallon basis. However, because these expenses generally do not vary with the level of production at the plant, we expect our operating expenses to remain relatively steady throughout the remainder of the 2016 fiscal year.

Operating Income

We had income from operations of approximately $5.0 million for the three months ended July 31, 2016, compared to income from operations of approximately $7.5 million for the three months ended July 31, 2015. This approximately 33.0%  decrease in our operating income is primarily due to decreased operating margins due to lower average prices received for our products and the narrowing of our net operating margins at our plants.

Other Expense, Net

Our net other expense for the three months ended July 31, 2016 was approximately $148,000, compared to a net expense of approximately $182,000 for the three months ended July 31, 2015.  Net other expense consists primarily of interest expense on our credit facilities. Interest expense for the three months ended July 31, 2016 was approximately $152,000 compared to approximately $182,000 for the same period of 2015, reflecting the decrease in borrowings on HLBE's credit facilities for the three months ended July 31, 2016.

Results of Operations for the Nine months Ended July 31, 2016 and 2015

The following table shows summary information from the results of our operations and the approximate percentage of revenues, costs of goods sold, operating expenses and other items to total revenues in our unaudited condensed consolidated statements of operations for the nine months ended July 31, 2016 and 2015 (amounts in thousands).

	Nine Months Ended July 31,
	2016		2015
	(unaudited)		(unaudited)
Income Statement Data	Amount	%	Amount	%
Revenue	$159,995	100.0%	$176,431	100.0%
Cost of Goods Sold	149,986	93.7%	156,462	88.7%
Gross Profit	10,008	6.3%	19,969	11.3%
Operating Expenses	4,174	2.6%	4,096	2.3%
Operating Income	5,834	3.6%	15,873	9.0%
Other Expense, net	(225)	(0.1)%	(315)	(0.2)%
Net Income	5,609	3.5%	15,558	8.8%
Less: Net Income Attributable to Non-controlling Interest	(1,405)	(0.9)%	(3,171)	(1.8)%
Net Income Attributable to Granite Falls Energy, LLC	$4,204	2.6%	$12,388	7.0%

Revenues

Revenues from our three primary products: ethanol, distillers’ grains and corn oil, represented approximately 99.4% and 99.2% of our total consolidated revenues for the nine months ended July 31, 2016 and 2015, respectively. Miscellaneous other revenues attributable to incidental sales of corn syrup and Agrinatural revenues (net of eliminations) represented 0.7% and 0.6% of our consolidated revenues for the nine months ended July 31, 2016 and 2015, respectively.

The following table shows the sources of our consolidated revenue and the approximate percentage of revenues from those sources to total revenues in our unaudited condensed consolidated statements of operations for the nine months ended July 31, 2016:

	Nine Months Ended July 31, 2016
	Sales Revenue	% of Total Revenues
Revenue Sources	(in thousands)
Ethanol sales	$125,746	78.6%
Distillers grains sales	26,613	16.6%
Corn oil sales	6,479	4.0%
Miscellaneous other	1,157	0.7%
Total Revenues	$159,995	100.0%

The following table shows the sources of our consolidated revenue and the approximate percentage of revenues from those sources to total revenues in our unaudited condensed consolidated statements of operations for the nine months ended July 31, 2015:

	Nine Months Ended July 31, 2015
	Sales Revenue	% of Total Revenues
Revenue Sources	(in thousands)
Ethanol sales	$137,555	78.0%
Distillers grains sales	33,387	18.9%
Corn oil sales	4,412	2.5%
Miscellaneous other	903	0.7%
Total Revenues	$176,257	100.0%

Our total consolidated revenues decreased by approximately 9.3% for the nine months ended July 31, 2016, as compared to the nine months ended July 31, 2015 due primarily to decreases in the average prices received for our ethanol, distillers' grains and corn oil, offset by increases in the total volumes of ethanol and corn oil sold.  The following table reflects quantities of our three primary products sold and the average net prices received for the nine months ended July 31, 2016 and 2015.

	Nine Months Ended July 31, 2016		Nine Months Ended July 31, 2015
	Quantity Sold	Avg. Net Price	Quantity Sold	Avg. Net Price
Product	(in thousands)		(in thousands)
Ethanol (gallons)	94,070	$1.34	92,029	$1.49
Distillers' grains (tons)	228	$116.82	237	$141.15
Corn oil (pounds)	25,151	$0.26	16,358	$0.27

Ethanol

Total consolidated revenues from ethanol sales decreased by approximately 8.6% for the nine months ended July 31, 2016 as compared to the same period in 2015, due primarily to an  approximately 10.6% decrease in the average price received from period to period, which was offset by an approximately 2.2% increase in total volume of ethanol sold for the same periods. This increase in the number of gallons sold during the 2016 period is attributable to an approximately 6.2% increase in the number of gallons sold at the HLBE plant during the nine months ended July 31, 2016 as compared to the nine months ended July 31, 2015. Comparatively, the number of gallons of ethanol sold at the GFE plant decreased by approximately 1.6% from period to period, largely due to the timing of ethanol shipments.  Ethanol production at the HLBE plant was higher compared to same period of prior year due to capital improvements HLBE is making to increase ethanol production under its amended higher permited capacity and from the system pressure fluctuations that the HLBE plant experienced during the three months ended January 31, 2015 which reduced HLBE's overall production and sales for the nine months ended July 31, 2015.  Although these system pressure issues were addressed and we resumed normal plant operations during the three months ended January 31, 2015, the production issues during that period impacted the aggregate volume of ethanol sold for the nine months ended July 31, 2015.

Our ethanol derivative instruments resulted in a loss of approximately $1.3 million during the nine months ended July 31, 2016, which decreased our revenue. We had no gain or loss on ethanol derivative instruments during the nine months ended July 31, 2015.

Distillers' Grains

Total revenue from the sales of distillers' grains decreased by approximately 20.3% during the nine months ended July 31, 2016 compared to the same period of 2015.  The decline in distillers' grains revenues is primarily attributable to an approximately 17.2% decrease from period to period in the average price received for distillers' grains, which was compounded by an approximately 3.7% decrease in aggregate tons sold. This decrease in tons sold from period to period was due to increased production and sales of modified wet distillers’ grains at the HLBE and GFE plants during the nine months ended July 31, 2016, which decreased the amount of dried distillers’ grains produced and sold, which in turn decreased the aggregate volumes of distillers’ grains produced and sold from period to period.  Management attributes lower distillers' grains prices for the nine months ended July 31, 2016 to lower corn prices, sufficient corn supplies and continued uncertainty regarding Chinese demand for distillers’ grains due to China’s ongoing anti-dumping and countervailing duty investigations.

Corn Oil

Total corn oil sales increased by approximately 46.8% for the nine months ended July 31, 2016 compared to the same period of 2015.  This increase was due to an approximately 53.8% increase in pounds of corn oil sold from period to period, partially offset by an approximately 4.5% decrease in the price per pound received by the plants for corn oil from period to period. The increase in volume sold for the nine months ended July 31, 2016 compared to the same period of 2015 is attributable to increased production due capital improvements to HLBE’s corn oil extraction equipment in late fiscal 2015 which increased amount of corn oil HLBE can produce, as well as improved oil yield at both the HLBE and GFE plants during the nine months ended July 31, 2016.

Cost of Goods Sold

Our cost of goods sold decreased by approximately 4.1% for the nine months ended July 31, 2016, as compared to the nine months ended July 31, 2015. However, as a percentage of revenues, our cost of goods sold increased to approximately 93.7% for the nine months ended July 31, 2016, as compared to approximately 88.7% for the same period in 2015 due to the narrowing of the margin between the price of ethanol and the price of corn. The cost of goods sold per gallon of ethanol produced for the nine months ended July 31, 2016 was approximately $1.43 per gallon of ethanol sold compared to approximately $1.50 per gallon of ethanol produced for the nine months ended July 31, 2015.

The following table shows the costs of corn and natural gas (our two largest single components of costs of goods sold), as well as all other components of cost of goods sold, which includes processing ingredients, electricity, and wages, salaries and benefits of production personnel, and the approximate percentage of costs of those components to total costs of goods sold in our unaudited condensed consolidated statements of operations for the nine months ended July 31, 2016:

	Nine Months Ended July 31, 2016
	Cost	% of Cost of Goods Sold
	(in thousands)
Corn costs	$111,724	74.5%
Natural gas costs	7,356	4.9%
All other components of costs of goods sold	30,906	20.6%
Total Cost of Goods Sold	$149,986	100.0%

The following table shows the costs of corn, natural gas, and all other components of cost of goods sold and the approximate percentage of costs of those components to total costs of goods sold in our unaudited condensed consolidated statements of operations for the nine months ended July 31, 2015:

	Nine Months Ended July 31, 2015
	Cost	% of Cost of Goods Sold
	(in thousands)
Corn costs	$117,370	75.0%
Natural gas costs	11,334	7.3%
All other components of costs of goods sold	27,758	17.7%
Total Cost of Goods Sold	$156,462	100.0%

Corn

Our cost of goods sold related to corn was approximately 4.8% less for the nine months ended July 31, 2016 compared to the same period of 2015, due primarily to an approximately 4.5% decrease in the average price per bushel paid for corn, coupled with a 0.3% decrease in the number of bushels of corn processed from period to period.  For the nine months ended July 31, 2016 and 2015, our plants processed approximately 32.5 million and 32.6 million bushels of corn, respectively. The corn-ethanol price spread (the difference between the price per gallon of ethanol and the price per bushel of grain divided by 2.8) for the nine months ended July 31, 2016, was approximately $0.01 less than the corn-ethanol price spread we experienced for same period of 2015. The decrease in corn prices was primarily driven by the strong corn harvest in the fall of 2015, resulting in a sufficient local supply of corn to the market and the large projected corn crop anticipated for crop year 2016.

We had gains related to corn derivative instruments of approximately $1.2 million for the nine months ended July 31, 2016, which increased our cost of goods sold, and a gain of $258,000 for the nine months ended July 31, 2015, which decreased our cost of goods sold. We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.

Natural Gas

For the nine month period ended July 31, 2016, we experienced a decrease of approximately 35.1% in our overall natural gas costs compared to the same period of 2015.  Additionally, natural gas costs comprised a slightly smaller portion of our cost of goods sold from period to period decreasing to approximately 4.9% from approximately 7.2% for the nine months ended July 31, 2016 and 2015, respectively. The decrease in natural gas costs was primarily due lower natural gas prices for the nine months ended July 31, 2016 as compared the same period of 2015.

Our natural gas derivative positions resulted in a gain of approximately $32,000 during the nine months ended July 31, 2016, which increased our cost of goods sold. In comparison, we had no gain or loss on natural gas derivative instruments during the nine months ended July 31, 2015.

Operating Expenses

Our operating expenses increased by approximately 1.9% for the nine months ended July 31, 2016 compared to the same period ended 2015.

Operating Income

We had income from operations of approximately $5.8 million for the nine months ended July 31, 2016, compared to income from operations of approximately $15.9 million for the nine months ended July 31, 2015. This approximately 63.2%  decrease in our operating income is primarily due to decreased operating margins due to lower average prices received for our products.

Other Expense, Net

Our net other expense for the nine months ended July 31, 2016 was approximately $225,000, compared to an expense of approximately $315,000 for the nine months ended July 31, 2015.  This decrease was largely due to increased other miscellaneous income during the nine months ended July 31, 2016 compared to the same period of 2015.

Changes in Financial Condition at July 31, 2016

The following table highlights our financial condition at July 31, 2016 and October 31, 2015 (amounts in thousands):

	July 31, 2016	October 31, 2015
	(unaudited)
Current Assets	$32,175	$35,513
Total Assets	$115,431	$122,011
Current Liabilities	$8,624	$9,140
Long-Term Debt	$6,686	$6,712
Members' Equity attributable to Granite Falls Energy, LLC	$79,166	$84,603
Non-controlling Interest	$20,956	$21,557

Total assets were approximately $115.4 million at July 31, 2016, an approximately 5.4% decrease from our total assets at October 31, 2015. The decrease in our total assets is primarily due to an approximately 9.4% decrease in total current assets at July 31, 2016 compared to October 31, 2015. The change in our current assets is due to an approximately 28.4% decrease in accounts recievable, an approximately 11.9% decrease in inventory, and an approximately decrease in 10.4%  cash on hand during the nine months ended July 31, 2016. Our cash on hand at July 31, 2016 was less than cash on hand at October 31, 2015, due to decreased profitability during the period and payment of distributions to members in January 2016. Our trade accounts receivable decreased primarily due to the timing of shipments. Offsetting these decreases was an increase of approximately $1.8 million in restricted cash related to cash held in our margin account for our hedging transactions at July 31, 2016 compared to October 31, 2015. Also contributing to the decrease in total assets was a decrease of approximately $3.2 million in property and equipment due to fewer capital expenditures for construction in progress during the 2016 period.

Total current liabilities decreased by approximately 5.6% at July 31, 2016 compared to October 31, 2015.  This decrease was mainly due to a decrease of approximately $347,000 in checks drawn in excess of bank balance, a decrease of approximately $361,000 in corn payable to FCE, and a decrease of approximately  $1.5 million in accounts payable at July 31, 2016 compared to October 31, 2015. The decrease in our accounts payable is due primarily to a decrease in accounts payable at HLBE which was due to lower corn prices during the three months ended July 31, 2016 which reduced the amount of HLBE’s corn payable at July 31, 2016.  Our outstanding checks drawn in excess of our bank balance represents any checks that HLBE has issued which have not yet been cashed which exceed the cash HLBE has in its bank account. Checks that HLBE issues are paid from its revolving term loans and any cash that it generate is used to pay down its line of credit with AgStar. Offsetting the decrease in checks drawn in excess of bank balance, accounts payable and corn payable was an increase in commodity derivative instruments of $1.7 million approximately at July 31, 2016 as compared to October 31, 2015.

Our long-term debt decreased approximately $26,000 at July 31, 2016 compared to October 31, 2015. The decrease is mostly due to scheduled principal repayment, partially offset by draws on HLBE’s revolving line of credit.

Members’ equity attributable to Granite Falls Energy, LLC at July 31, 2016 compared to October 31, 2015 decreased by $5.4 million. The approximately 6.4%  decrease was related to the distribution to our members of approximately $9.6 million during January 2016, offset by our approximately $4.2 million of net income during the nine months ended July 31, 2016.

Noncontrolling interest totaled approximately $21.0 million at July 31, 2016.  This is directly related to recognition of the 49.4% noncontrolling interest in HLBE at July 31, 2016.

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

Cash Flows

The following table shows our cash flows for the nine months ended July 31, 2016 and 2015 (amounts in thousands):

	2016	2015
	(unaudited)	(unaudited)
Net cash provided by operating activities	$14,926	$23,281
Net cash used in investing activities	$(4,238)	$(7,987)
Net cash used in financing activities	$(12,035)	$(30,125)
Net decrease in cash	$(1,347)	$(14,831)

Operating Cash Flows

Our cash flows from operations were approximately $8.3 million less for the nine months ended July 31, 2016 compared to the nine months ended July 31, 2015. This decrease from period to period was due primarily to an approximately  $9.9 million decrease in net income, offset by a net increase of approximately $1.9 million of various working capital items.

Investing Cash Flows

Cash used in investing activities was approximately $3.7 million less for the nine months ended July 31, 2016, compared to the nine months ended July 31, 2015. This decrease was due primarily to reduced payments for capital expenditures for the nine months ended July 31, 2016 for construction in progress. During the nine months ended July 31, 2016, we used cash at the GFE plant for our grain bin storage expansion and at HLBE plant for our RTO replacement project. During the nine months ended July 31, 2016, we used cash at the HLBE plant to purchase a condenser and sieve beads to remediate the system pressure fluctuations and upgrade corn oil separation equipment.

Financing Cash Flows

Cash used in financing activities was approximately $18.1 million less for the nine months ended July 31, 2016 compared to the same period of 2015. For the nine months ended July 31, 2016, we made payments of approximately $9.6 million in distributions to our unit holders, approximately $2.0 million to non-controlling interests, and approximately $9.9 million on HLBE’s long-term debt, and  $347,000 checks drawn in excess of bank balance, which were offset by approximately $9.8 million in proceeds from HLBE’s long-term debt.  In comparison, for the same period in 2015, we had proceeds of approximately $11.5 million in proceeds from HLBE’s long-term debt and $2.6 million provided by checks drawn in excess of bank balance and made payments of approximately $7.6 million on HLBE’s long-term debt, approximately $32.1 million in distributions to our unit holders, and $4.6 million to non-controlling interests.

Indebtedness

Granite Falls Energy

We have a credit facility with United FCS consisting of a long-term revolving term loan. Our credit facility with United FCS is secured by substantially all our assets. There are no savings account balance collateral requirements as part of this credit facility.  CoBank serves as administrative agent for this credit facility.

Under the Company's long-term revolving term loan, we could initially borrow, repay, and re-borrow up to $18.0 million. However, the aggregate principal commitment available for borrowing under this facility reduces by $2.0 million every nine months, beginning September 1, 2014, with the final reduction on March 1, 2018.  The outstanding balance on the revolving term loan totaled approximately $0 at July 31, 2016 and October 31, 2015. Therefore, the aggregate principal amount available for borrowing under this revolving term loan facility at July 31, 2016 and October 31, 2015 was $10.0 million and $12.0 million, respectively.

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

As of July 31, 2016, GFE was in compliance with these financial covenants. Management’s current financial projections indicate that we will be in compliance with our financial covenants for the next 12 months and we expect to remain in compliance thereafter. Management does not believe that it is reasonably likely that we will fall out of compliance with our material loan covenants in the next 12 months.  However, if market conditions deteriorate in the future, circumstances may develop which could result in us violating the financial covenants or other terms of GFE’s credit facility. If we fail to comply with the terms of our credit agreement with United FCS, and United FCS refuses to waive the non-compliance, FNBO could terminate the credit facility and any commitment to loan funds to GFE.

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

Under the AgStar revolving term note, HLBE may borrow, repay, and re-borrow up to the aggregate principal commitment.  The revolving term loan principal commitment, initially $28.0 million, declines by $3.5 million annually, effective March 1, 2015 and continuing each anniversary thereafter until maturity. Therefore, the aggregate principal commitment under this facility at July 31, 2016 was $21.0 million. After accounting for amounts outstanding under this facility at July 31, 2016, the aggregate principal amount available to HLBE for additionaly borrowing was approximately $15.9 million. The outstanding balance on the HLBE revolving term loan totaled approximately $5.1 million and approximately $4.8 million at July 31, 2016, and October 31, 2015, respectively.

Interest on the revolving term loan accrues at a variable rate equal to 3.25% above the One-Month London Interbank Offered Rate ("LIBOR") Index rate. HLBE may elect to enter into a fixed interest rate on this loan at various times throughout the term of the loan as provided in the loan agreements. The interest rate on the revolving term loan was 3.75% and 3.45% at July 31, 2016, and October 31, 2015, respectively.

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

HLBE's credit facility with AgStar is subject to numerous financial and non-financial covenants that limit HLBE’s distributions and debt and require minimum working capital, minimum local net worth, and debt service coverage ratio, including the following:

•

HLBE may not make loans or advances to Agrinatural, HLBE’s subsidiary, which exceed an aggregate principal amount of approximately $3.1 million without the consent of AgStar.  As of July 31, 2016, HLBE has outstanding loans to Agrinatural in an aggregate principal amount of approximately $5.5 million. These loans were consented to by AgStar.

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

As of July 31, 2016, HLBE was in compliance with these loan covenants. Management’s current financial projections indicate that HLBE will be in compliance with its financial covenants for the next 12 months and we expect it to remain in compliance thereafter. However, if market conditions deteriorate in the future, circumstances may develop which could result in HLBE violating the financial covenants or other terms of its AgStar credit facility. Should unfavorable market conditions result in HLBE’s violation of the terms or covenants of the AgStar credit facility and HLBE fails to obtain a waiver of any such term or covenant, AgStar could deem HLBE in default, impose fees, charges and penalties, terminate any commitment to loan funds to HLBE and require HLBE to immediately repay a significant portion or possibly the entire outstanding balance of the revolving term loan. In the event of a default, AgStar could also elect to proceed with a foreclosure action on HLBE’s plant.

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

There was a total of approximately $1.8 million and $2.0 million in outstanding water revenue bonds at July 31, 2016 and October 31, 2015, respectively. HLBE classifies its obligations under these bonds as assessments payable. The interest rates on the bonds range from 0.50% to 8.73%.

To fund the purchase of the distribution system and substation for the plant, HLBE entered into a loan agreement with Federated Rural Electric Association pursuant to which HLBE borrowed $600,000 by a secured promissory note. Under the note HLBE is required to make monthly payments to Federated Rural Electric Association of $6,250 consisting of principal and an annual fee of 1% beginning on October 10, 2009. In exchange for this loan, Federated Rural Electric Association was granted a security interest in the distribution system and substation for the plant. The balance of this loan was approximately $88,000 and $144,000 at July 31, 2016, and October 31, 2015, respectively.

HLBE also has a note payable to the noncontrolling owner of Agrinatural in the amount of in the amount of $200,000 and $300,000 at July 31, 2016 and October 31, 2015, respectively. Interest on the note is the One-Month LIBOR rate plus 4.0% and the note is due on demand.

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

The balance of this loan was approximately $2.6 million at July 31, 2016 and $2.8 million at October 31, 2015.

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

Under the terms of the Additional Allonge, HLBE and Agrinatural agreed to decrease monthly principal payments required for the remainder of calendar 2016 (May to December) from approximately $42,000 per month to approximately $9,000 per month with the portion of principal payments deferred in calendar year 2016 to continue to accrue interest at the rate set forth in the Note and becoming a part of the balloon payment due at maturity.

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

The balance of this loan was approximately $2.9 million at July 31, 2016 and $3.2 million at October 31, 2015.

Critical Accounting Policies and Estimates

Management uses estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.  We believe that of our significant accounting policies summarized in Note 1 to our condensed consolidated unaudited financial statements included with this Form 10-Q.  At July 31, 2016, our critical accounting estimates continue to include those described in our annual report on Form 10-K for the fiscal year ended October 31, 2015. Management has not changed the method of calculating and using estimates and assumptions in preparing our condensed consolidated unaudited financial statements in accordance with generally accepted accounting principles in the U.S.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from our credit facilities with United FCS, PCA  , HLBE's credit facilities with AgStar Financial Services, PCA and HLBE’s note payable to the minority owner of Agrinatural. The specifics of these credit facilities are discussed in greater detail in “Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Indebtedness.”

As of July 31, 2016, GFE had no exposure to interest rate risk as we had no amounts outstanding on our credit facility with United FCS, PCA. As of July 31, 2016, HLBE’s exposure to interest rate risk results primarily from its credit facilities with AgStar, as well as its note payable to the noncontrolling owner of Agrinatural.  Below is a sensitivity analysis we prepared regarding HLBE's income exposure to changes in interest rates for its credit facility with AgStar. The sensitivity analysis below shows the anticipated effect on our income from a 10% adverse change in interest rates for a one-year period.

Outstanding Variable
Rate Debt at	Interest Rate at	Interest Rate Following 10%	Approximate Adverse
July 31, 2016	July 31, 2016	Adverse Change	Change to Income
$5,323,000	3.78%	4.16%	$20,000

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

As of July 31, 2016, GFE had price protection in place for approximately 21% of its ethanol sales for the next 12 months. As of July 31, 2016, HBLE had price protection in place for approximately 18% of its anticipated corn needs and approximately 18% of its ethanol sales for the next 12 months. Through these contracts we hope to minimize risk from future market price fluctuations and basis fluctuations. As input prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for us.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the fair value of our corn and natural gas prices and average ethanol price as of July 31, 2016, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for both of the GFE and HLBE plants for a one year period from July 31, 2016.

The results of this sensitivity analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next	Hypothetical Adverse Change in
	12 months (net of forward and futures	Price as of	Approximate Adverse Change to
	contracts)	July 31, 2016	Income
Ethanol	102,960,000	10%	$13,411,000
Corn	35,475,000	10%	$10,873,000
Natural Gas	3,240,000	10%	$1,104,000

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

Effectiveness of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and General Manager (the principal executive officer), Steve Christensen, along with our Chief Financial Officer (the principal financial officer), Stacie Schuler, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2016. Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

10.1

Amendment No. 1 dated July  22, 2016 to the Ethanol Marketing Agreement dated September 17, 2013 by and among Heron Lake BioEnergy, LLC and Eco-Energy, LLC, incorporated by reference to Exhibit 10.1 to HLBE's Form 10-Q for the quarter ended July 31, 2016 (File No. 000-51825).+

10.2	Amendment No. 4 dated July 22, 2016 to the Ethanol Marketing Agreement dated December 24, 2008 by and among Eco-Energy, LLC and Granite Falls Energy, LLC.*+

101

The following financial information from Granite Falls Ethanol, LLC's Quarterly Report on Form 10-Q for the three and nine months ended July 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at July 31, 2016 and October 31, 2015; (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended July 31, 2016 and July 31, 2015; (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended July 31, 2016 and 2015; and (iv) Notes to Condensed Consolidated Unaudited Financial Statements.*

*   Filed herewith.

+  Confidential Treatment Requested

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANITE FALLS ENERGY, LLC

Date: September 14, 2016	/s/ Steve Christensen
Steve Christensen
Chief Executive Officer

/s/ Stacie Schuler
Date: September 14, 2016	Stacie Schuler
Chief Financial Officer