Form 10-Q
period 2017-01-31
Granite Falls Energy, LLC
filed 2017-03-17
CIK 1181749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended January 31, 2017

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

☒Yes    ☐No

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

As of March 17, 2017 there were 30,606 membership units outstanding.

PART IFINANCIAL INFORMATION

Item 1.  Financial Statements

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	January 31, 2017	October 31, 2016
ASSETS	(unaudited)
Current Assets
Cash	$3,190,935	$13,797,857
Accounts receivable	4,352,618	6,654,994
Inventory	18,612,499	18,341,413
Commodity derivative instruments	892,711	1,228,926
Prepaid expenses and other current assets	397,987	325,989
Total current assets	27,446,750	40,349,179

Property and Equipment, net	77,046,207	78,968,016

Goodwill	1,372,473	1,372,473

Investment Deposit	750,000	—

Other Assets	771,717	781,254

Total Assets	$107,387,147	$121,470,922

LIABILITIES AND MEMBERS' EQUITY
Current Liabilities
Current maturities of long-term debt	$462,086	$490,057
Checks drawn in excess of bank balance	636,678	1,866,683
Accounts payable	3,523,335	5,624,840
Corn payable to FCE	29,790	5,358,111
Commodity derivative instruments	122,800	—
Accrued expenses	1,161,856	997,319
Total current liabilities	5,936,545	14,337,010

Long-Term Debt, less current portion	1,292,753	1,393,669

Commitments and Contingencies

Members' Equity
Members' equity attributable to Granite Falls Energy, LLC consists of 30,606 units authorized, issued, and outstanding at both January 31, 2017 and October 31, 2016	76,673,130	83,684,529
Non-controlling interest	23,484,719	22,055,714
Total members' equity	100,157,849	105,740,243

Total Liabilities and Members' Equity	$107,387,147	$121,470,922

Notes to Condensed Consolidated Unaudited Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

	Three Months Ended January 31,
	2017	2016
	(unaudited)	(unaudited)

Revenues	$54,576,064	$51,001,654

Cost of Goods Sold	47,731,157	49,568,777

Gross Profit	6,844,907	1,432,877

Operating Expenses	1,607,221	1,400,846

Operating Income	5,237,686	32,031

Other Income (Expense):
Other income, net	392,265	67,679
Interest income	454	2,799
Interest expense	(41,609)	(75,964)
Total other income (expense), net	351,110	(5,486)

Net Income	$5,588,796	$26,545

Less: Net Income Attributable to Non-controlling Interest	(1,429,005)	(15,019)

Net Income Attributable to Granite Falls Energy, LLC	$4,159,791	$11,526

Weighted Average Units Outstanding - Basic and Diluted	30,606	30,606

Amounts attributable to Granite Falls Energy, LLC:

Net Income Per Unit - Basic and Diluted	$135.91	$0.38

Distributions Per Unit	$365.00	$315.00

Notes to Condensed Consolidated Unaudited Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	Three Months Ended January 31,
	2017	2016
	(unaudited)	(unaudited)
Cash Flows from Operating Activities:
Net income	$5,588,796	$26,545
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	2,492,791	2,408,849
Change in fair value of commodity derivative instruments	(383,860)	(306,912)
Gain on sale of asset	(45,000)	—
Changes in operating assets and liabilities:
Restricted cash	—	(411,790)
Commodity derivative instruments	842,875	811,134
Accounts recievable	2,302,376	4,383,728
Inventory	(271,086)	(213,974)
Prepaid expenses and other current assets	(71,998)	(1,661,945)
Accounts payable	(7,605,717)	(1,669,322)
Accrued expenses	164,537	39,135
Net Cash Provided by Operating Activities	3,013,714	3,405,448

Cash Flows from Investing Activities:
Payment for investment deposit	(750,000)	—
Payments for capital expenditures	(385,554)	(2,294,859)
Proceeds from sale of asset	45,000	—
Net Cash Used in Investing Activities	(1,090,554)	(2,294,859)

Cash Flows from Financing Activities:
Proceeds from long-term debt	—	4,613,122
Payments on long-term debt	(128,887)	(3,721,574)
Proceeds (payments) from checks drawn in excess of bank balance	(1,230,005)	3,505,086
Distributions to non-controlling interests	—	(2,006,558)
Member distributions paid	(11,171,190)	(9,640,887)
Net Cash Used in Financing Activities	(12,530,082)	(7,250,811)

Net Decrease in Cash	(10,606,922)	(6,140,222)

Cash - Beginning of Period	13,797,857	12,696,536

Cash - End of Period	$3,190,935	$6,556,314

Supplemental Cash Flow Information
Cash paid during the period for:
Interest expense	$41,609	$75,964

Supplemental Disclosure of Noncash Investing and Financing Activities
Capital expenditures and construction in process included in accounts payable	$175,891	$164,491

Notes to Condensed Consolidated Unaudited Financial Statements are an integral part of this Statement.

Granite Falls Energy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

January 31, 2017

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Granite Falls Energy, LLC (“GFE”) is a Minnesota limited liability company currently producing fuel-grade ethanol, distillers' grains, and crude corn oil near Granite Falls, Minnesota and sells these products, pursuant to marketing agreements, throughout the continental United States and on the international market. GFE's plant has an approximate annual production capacity of 60 million gallons, but is currently permitted to produce up to 70 million gallons of undenatured ethanol on a twelve month rolling sum basis.

Additionally, GFE owns a majority interest in Heron Lake BioEnergy, LLC (“HLBE”). HLBE is a Minnesota limited liability company currently producing fuel-grade ethanol, distillers' grains, and crude corn oil near Heron Lake, Minnesota and sells these products, pursuant to marketing agreements, throughout the continental United States. HLBE's plant has an approximate annual production capacity of 60 million gallons, but is permitted to produce approximately 72.3 million gallons of undenatured ethanol on a twelve month rolling sum basis. HLBE owns a majority interest in Agrinatural Gas, LLC (“Agrinatural”),  which operates a natural gas pipeline that provides natural gas to HLBE's ethanol production facility and other customers.

All references to “we”, “us”, “our”, and the “Company” collectively refer to GFE and its wholly-owned and majority-owned subsidiaries.

Basis of Presentation and Principles of Consolidation

The condensed consolidated unaudited financial statements as of January 31, 2017 consolidate the operating results and financial position of GFE, and its 50.6% owned subsidiary, HLBE (through GFE's 100% ownership of Project Viking, LLC). Given the Company’s control over the operations of HLBE and its majority voting interest, the Company consolidates the condensed consolidated unaudited financial statements of HLBE with GFE's condensed consolidated unaudited financial statements. The remaining 49.4% ownership of HLBE is included in the condensed consolidated unaudited financial statements as a non-controlling interest. HLBE, through its wholly owned subsidiary, HLBE Pipeline Company, LLC, owns 73% of Agrinatural. Given HLBE’s control over the operations of Agrinatural and its majority voting interest, HLBE consolidates the financial statements of Agrinatural with its consolidated unaudited financial statements, with the equity and earnings attributed to the remaining 27% noncontrolling interest. All significant intercompany balances and transactions are eliminated in consolidation.

The accompanying condensed consolidated unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s audited consolidated financial statements for the year ended October 31, 2016, contained in the Company’s annual report on Form 10-K.

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

January 31, 2017

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

Accounting Estimates

Management uses estimates and assumptions in preparing these condensed consolidated unaudited financial statements in accordance with generally accepted accounting principles in the United States of America. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. The Company uses estimates and assumptions in accounting for the following significant matters, among others: economic lives of property and equipment, valuation of commodity derivatives, inventory, and inventory purchase and sale commitments, and the assumptions used in the impairment analysis of long-lived assets, which includes goodwill. Actual results may differ from previously estimated amounts, and such differences may be material to our condensed consolidated unaudited financial statements. The Company periodically reviews estimates and assumptions, and the effects of revisions are reflected in the period in which the revision is made.

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

January 31, 2017

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

Investment

On  November 1, 2016, GFE subscribed to purchase 1,500 capital units of Ringneck Energy & Feed, LLC (“Ringneck”) at a price of $5,000 per unit for a total of $7,500,000.  GFE paid a down payment of $750,000 in connection with the subscription, and signed a promissory note for $6,750,000 for the remaining balance of the subscription. If Ringneck accepts GFE’s subscription, GFE will be required to pay Ringneck the entire amount due under the promissory note within 20 days of receiving notice from Ringneck that it is due. If GFE fails to pay the entire amount due, GFE will be charged 12% interest per year, and Ringneck may seek legal action to force GFE to pay. If Ringneck does not meet certain conditions of its offering or rejects GFE’s subscription, GFE expects that its promissory note will be cancelled and our down payment will be refunded to us.

Granite Falls Energy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

January 31, 2017

Ringneck is a South Dakota limited liability company that intends to build an 80 million gallon per year ethanol manufacturing plant in outside of Onida, South Dakota in Sully County. If Ringneck accepts our subscription, our investment is sufficient to secure the Company the right to appoint one director to the board of directors of Ringneck.

The investment is accounted for by the equity method, under which the Company’s share of the net income of the investee is recognized as income in the Company’s Consolidated Statement of Operations and added to the investment account, and distributions received from the affiliates are treated as a reduction of the investment.

2.   RISKS AND UNCERTAINTIES

The Company has certain risks and uncertainties that it experiences during volatile market conditions. These volatilities can have a severe impact on operations.  The Company's revenues are derived from the sale and distribution of ethanol, distillers' grains, corn oil, and natural gas to customers primarily located in the United States. Corn for the production process is supplied to our plant primarily from local agricultural producers and from purchases on the open market.  Ethanol sales typically average 75 - 90% of total revenues and corn costs typically average 65 - 85% of cost of goods sold.

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

On November 23, 2016, the U.S. Environmental Protection Agency (the “EPA”) announced the final rule for 2017 Renewable Volume Obligation (“RVO”) requirements, which is set at 15.0 billion gallons for corn-based ethanol, which equates to the original requirements set by the RFS. Comparatively, the EPA established RVOs requirements for the RFS for calendar years 2014, 2015, and 2016 were below the original requirements set by the RFS. In January 2017, the Trump administration imposed a government-wide freeze on new and pending regulations, which included the 2017 RVOs that were originally intended to go into effect on February 10, 2017. Industry organizations such as the Renewable Fuels Association and Growth Energy believe this action is simply procedural with a new administration, and do not expect it to result in any substantive changes to the rule itself. Additionally, opponents of ethanol such as large oil companies will likely continue their efforts to repeal or reduce the RFS through lawsuits or lobbying of Congress. Successful reduction or repeal of the blending requirements of the RFS and/or continued political uncertainty under the new administration regarding the RFS could result in a significant decrease in ethanol demand. If demand for ethanol decreases, it could materially adversely affect our business, results of operations and financial condition.

Ethanol has historically traded at a discount to gasoline; however, due to a decline in oil prices, ethanol traded at a premium to gasoline during much of the three months ended January 31, 2017, causing a disincentive for discretionary blending of ethanol. However, in January 2017, the oil and gasoline prices rose resulting in ethanol trading at a discount to gasoline since January 2017, which may encourage discretionary blending of ethanol beyond the required blend rate. Management anticipates that ethanol prices will continue to change in relation to changes in corn and energy prices. If corn, crude oil and gasoline prices decrease, that could have a negative impact on ethanol pricing and demand, which could result in a material adverse effect on our business, results of operations and financial condition.

Granite Falls Energy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

January 31, 2017

3.   INVENTORY

Inventories consist of the following:

	January 31, 2017	October 31, 2016
	(unaudited)
Raw materials	$7,349,648	$9,098,492
Supplies	2,625,071	2,755,958
Work in process	1,364,882	1,347,754
Finished goods	7,272,898	5,139,209
Totals	$18,612,499	$18,341,413

The Company performs a lower of cost or net realizable value analysis on inventory to determine if the market values of certain inventories are less than their carrying value, which is attributable primarily to decreases in market prices of corn and ethanol. Based on the lower of cost or net realizable value analysis, the Company recorded a loss on ethanol inventories, as a component of cost of goods sold, of approximately $207,000 and $353,000 for the three months ended January 31, 2017 and 2016, respectively.

4.   DERIVATIVE INSTRUMENTS

As of January 31, 2017, the total notional amount of GFE’s outstanding corn derivative instruments was approximately 2,975,000 bushels, comprised of long corn positions on 1,800,000 bushels that were entered into to hedge forecasted ethanol sales through March 2017, and short corn positions on 1,175,000 bushels that were entered into to hedge forecasted corn purchases through December 2017. There may be offsetting positions that are not shown on a net basis that could lower the notional amount of positions outstanding as disclosed above.

As of January 31, 2017, the total notional amount of GFE’s outstanding ethanol derivative instruments was approximately 1,260,000 gallons that were entered into to hedge forecasted ethanol sales through March 2017.

As of January 31, 2017, GFE did not have any cash collateral (restricted cash) related to margin requirements for commodity derivative instrument positions held by a broker.

As of January 31, 2017, the total notional amount of HLBE’s outstanding corn derivative instruments was approximately 5,630,000 bushels, comprised of long corn positions on 3,250,000 bushels that were entered into to hedge forecasted ethanol sales through March 2017, and short corn positions on 2,380,000 bushels that were entered into to hedge forecasted corn purchases through December 2017. There may be offsetting positions that are not shown on a net basis that could lower the notional amount of positions outstanding.

As of January 31, 2017, the total notional amount of HLBE’s outstanding ethanol derivative instruments was approximately 1,260,000 gallons that were entered into to hedge forecasted ethanol sales through March 2017.

As of January 31, 2017, HLBE did not have any cash collateral (restricted cash) related to margin requirements for commodity derivative instrument positions held by a broker.

The following tables provide details regarding the Company's derivative instruments at January 31, 2017, none of which were designated as hedging instruments:

	Balance Sheet location	Assets	Liabilities
Corn contracts - GFE	Commodity derivative instruments	$—	$116,719
Corn contracts - HLBE	Commodity derivative instruments	—	6,081
Ethanol contracts - GFE	Commodity derivative instruments	445,706	—
Ethanol contracts - HLBE	Commodity derivative instruments	447,005	—
Totals		$892,711	$122,800

Granite Falls Energy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

January 31, 2017

The following tables provide details regarding the Company's derivative instruments at October 31, 2016, none of which were designated as hedging instruments:

	Balance Sheet location	Assets	Liabilities
Corn contracts - GFE	Commodity derivative instruments	$63,050	$—
Corn contracts - HLBE	Commodity derivative instruments	388,525	—
Ethanol Contracts - GFE	Commodity derivative instruments	503,538	—
Ethanol Contracts - HLBE	Commodity derivative instruments	273,813	—
Totals		$1,228,926	$—

At October 31, 2016, the Company did not have any cash collateral (restricted cash) related to margin requirements for commodity derivative instrument positions held by a broker.

The following tables provide details regarding the gains (losses) from Company's derivative instruments in statements of operations, none of which are designated as hedging instruments:

	Statement of	Three Months Ended January 31,
	Operations Location	2017	2016
Corn contracts	Cost of Goods Sold	$(33,137)	$195,998
Ethanol contracts	Revenues	416,997	78,556
Natural gas contracts	Cost of Goods Sold	—	32,358
Total gain		$383,860	$306,912

5.   FAIR VALUE

The following table provides information on those derivative assets and liabilities measured at fair value on a recurring basis at January 31, 2017:

			Fair Value Measurement Using
	Carrying Amount		Quoted Prices	Significant Other	Significant
	in Balance Sheet		in Active Markets	Observable Inputs	Unobservable Inputs
Financial Asset:	January 31, 2017	Fair Value	(Level 1)	(Level 2)	(Level 3)
Commodity Derivative Instruments - Ethanol	$892,711	$892,711	$511,825	$380,886	$—
Financial Liabilities:
Commodity Derivative Instruments - Corn	$122,800	122,800	$122,800	$—	$—

The following table provides information on those derivative assets measured at fair value on a recurring basis at October 31, 2016:

			Fair Value Measurement Using
	Carrying Amount		Quoted Prices	Significant Other	Significant
	in Balance Sheet		in Active Markets	Observable Inputs	Unobservable Inputs
Financial Asset:	October 31, 2016	Fair Value	(Level 1)	(Level 2)	(Level 3)
Commodity Derivative Instruments - Corn	$451,575	$451,575	$451,575	$—	$—
Commodity Derivative Instruments - Ethanol	$777,351	$777,351	$777,351	$—	$—

The Company determines the fair value of commodity derivative instruments by obtaining fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes and live trading levels from the Chicago Board of Trade market and New York Mercantile Exchange. We determine the fair value of ethanol Level 2 instruments by model-based techniques in which all significant inputs are observable in the markets noted above.

Granite Falls Energy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

January 31, 2017

6.   DEBT FACILITIES

Debt financing consists of the following:

	January 31, 2017	October 31, 2016
	(unaudited)
GRANITE FALLS ENERGY:
Revolving term loan, see terms below.	$—	$—
Term note payable to Fagen Energy, see terms below.	—	—

HERON LAKE BIOENERGY:
Revolving term note payable to lending institution, see terms below.	—	—
Assessment payable as part of water treatment agreement, due in semi-annual installments of $189,393 with interest at 6.55%, enforceable by statutory lien, with the final payment due in 2021. HLBE made deposits for one years' worth of debt service payments of approximately $364,000, which is included with other assets that are held on deposit to be applied with the final payments of the assessment.	1,516,977	1,517,046
Assessment payable as part of water supply agreement, due in monthly installments of $3,942 with interest at 8.73%, enforceable by statutory lien, with the final payment due in 2019.	87,862	97,930
Note payable to electrical company with monthly payments of $6,250 with interest at 0.00% and a 1.00% maintenance fee due each October, due September 2017. The electrical company is a member of HLBE.	50,000	68,750
Note payable to non-controlling interest member of Agrinatural. Interest is at One Month LIBOR plus 4.0%, which was approximately 4.78% and 4.53% at January 31, 2017 and October 31, 2016, respectively. The note is considered due on demand with payments due at Agrinatural's Board of Managers' discretion.	100,000	200,000
Totals	1,754,839	1,883,726
Less: amounts due within one year	462,086	490,057
Net long-term debt	$1,292,753	$1,393,669

Granite Falls Energy:

GFE has a revolving term loan facility, under which GFE could initially borrow, repay, and re-borrow in an amount up to $18,000,000.  However,  the amount available for borrowing by GFE under this facility reduces by $2,000,000 semi-annually, beginning September 1, 2014, with final payment due March 1, 2018. GFE had no outstanding balance on the revolving term loan at January 31, 2017 and October 31, 2016. Therefore, the aggregate amount available for borrowing by GFE on this facility was $10,000,000 at January 31, 2017 and October 31, 2016.  The amount available for borrowing under this facility was further reduced at March 1, 2017 to $8,000,000.

The interest rate is based on the bank's “One Month LIBOR Index Rate”, plus 3.05%, which equated to 3.83% and 3.25% at January 31, 2017 and October 31, 2016, respectively.

The credit facility also requires GFE to comply with certain financial covenants, including including restriction of the payment of dividends and maintenance of certain financial ratios including minimum working capital and a debt service coverage ratio as defined by the credit facility.  As of January 31, 2017 and October 31, 2016, GFE was in compliance with these financial covenants and expects to be in compliance throughout fiscal 2017.

The credit facility is secured by substantially all assets of GFE. There are no savings account balance collateral requirements as part of this credit facility.

Granite Falls Energy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

January 31, 2017

In connection with GFE’s subscription for investment in Ringneck in November 2016, GFE entered into a credit facility with Fagen Energy which allows GFE to borrow up to $7.5 million of variable-rate, amortizing non-recourse debt from Fagen Energy using the Ringneck investment as collateral. The Fagen Energy loan bears interest from date funds are first advanced on the loan through maturity, at a rate per annum equal to the sum of (x) the One Month LIBOR Index Rate plus (y) 3.05% per annum, with an interest rate floor of 3.55%.

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

Pursuant to a pledge agreement and commercial security agreement entered into in connection with the Fagen Energy loan, GFE’s obligations are secured by all of its right, title, and interest in its investment in Ringneck, including the 1,500 units subscribed for by GFE. The loan is non-recourse to all of GFE’s other assets, meaning that in the event of default, the only remedy available to Fagen Energy will be to foreclose and seize all of GFE’s right, title and interest in its investment in Ringneck. GFE expects to use the proceeds of the loan to finance its balance of its investment in Ringneck.  As of January 31, 2017, there were no amounts outstanding under this credit facility.

Heron Lake BioEnergy:

HLBE has a revolving term note payable with a lender, under which HLBE could initially borrow, repay, and re-borrow in an amount up to $28,000,000 at any time prior to the March 1, 2022 maturity date. However, the amount available for borrowing by HLBE under this facility reduces by by $3,500,000 annually, beginning March 1, 2015 and continuing each anniversary thereafter until maturity.  HLBE had no outstanding balance on the revolving term note payable at January 31, 2017, and October 31, 2016.  Therefore, the aggregate principal amount available for borrowing by HLBE on this facility was $21,000,000 at January 31, 2017 and October 31, 2016. The amount available for borrowing under this facility was further reduced at March 1, 2017 to $17,500,000.

Interest on the revolving term loan accrues at a variable rate equal to 3.25% above the One-Month London Interbank Offered Rate ("LIBOR") Index rate, which was 4.03% and 3.45% at January 31, 2017, and October 31, 2016, respectively. HLBE may elect to enter into a fixed interest rate on this loan at various times throughout the term of the loan as provided in the loan agreements.

HLBE also agreed to pay an unused commitment fee on the unused portion of the revolving term loan commitment at the rate of 0.50% per annum. The loan is secured by substantially all of HLBE's assets including a subsidiary guarantee.

During the term of the revolving term loan, HLBE is subject to certain financial covenants, including restriction of the payment of dividends, restrictions on loans and advances to Agrinatural and the maintenance of certain financial ratios including minimum working capital, minimum net worth and a debt service coverage ratio as defined by the credit facility. Failure to comply with the protective loan covenants or maintain the required financial ratios may cause acceleration of the outstanding principal balances on the revolving term loan and/or the imposition of fees, charges or penalties. As of  January 31, 2017 and October 31, 2016, HLBE was in compliance with these financial covenants and expects to be in compliance throughout fiscal 2017.

As part of the credit facility closing, HLBE entered into an Administrative Agency Agreement with CoBank, ACP (“CoBank”).  CoBank purchased a participation interest in the AgStar loans and was appointed the administrative agent for the purpose of servicing the loans.  As a result, CoBank will act as the agent for AgStar with respect to the credit facility. HLBE agreed to pay CoBank an annual fee of $2,500 as the agent for AgStar.

Granite Falls Energy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

January 31, 2017

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

As of January 31, 2017 and October 31, 2016, there were a total of approximately $1,605,000 and $1,615,000, respectively, in outstanding water revenue bonds. HLBE classifies its obligations under these bonds as assessments payable. The interest rates on the bonds range from 0.50% to 8.73%.

Estimated annual maturities of debt at January 31, 2017, are as follows based on the most recent debt agreements:

2018	$462,086
2019	333,015
2020	307,467
2021	326,798
2022	325,473
Total debt	$1,754,839

7.   LEASES

GFE leases equipment, primarily rail cars, under operating leases through December 2026. Rent expense for these leases was approximately $878,000 and $894,000 for the three months ended January 31, 2017 and 2016, respectively.

HLBE leases equipment, primarily rail cars, under operating leases through January 2027.  Rent expense for these leases was approximately $540,000 and $533,000 for the three months ended January 31, 2017 and 2016, respectively.

8.   MEMBERS' EQUITY

GFE has one class of membership units.   The units have no par value and have identical rights, obligations and privileges.  Income and losses are allocated to all members based upon their respective percentage of units held. As of January 31, 2017 and October 31, 2016, GFE had 30,606 membership units authorized, issued, and outstanding.

In December 2016, the Board of Governors of GFE declared a cash distribution of $365 per unit or approximately $11,171,000, for unit holders of record as of December 22, 2016.  The distribution was paid in January 2017.

In December 2015, the Board of Governors of GFE declared a cash distribution of $315 per unit, or approximately $9,641,000, for unit holders of record as of December 17, 2015. The distribution was paid in January 2016.

Granite Falls Energy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

January 31, 2017

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

On February 27, 2017, GFE and FCE executed an amendment to the corn storage and grain handling agreement with an effective date of February 21, 2017.  Pursuant to the terms of the amendment, the parties agreed to amend their corn storage and grain handling agreement to accelerate the termination date of the agreement to midnight August 31, 2017.  Additionally, GFE may begin posting bids for the purchase of corn beginning June 1, 2017 and thereafter, but may not accept delivery of corn at its Granite Falls, Minnesota plant until September 1, 2017.  In exchange for the early termination, GFE agreed to pay an early termination fee to FCE of approximately $255,000 on or before August 31, 2017. Prior to the amendment, the termination date of the corn storage and grain handling agreement was set to expire on November 2017.

At January 31, 2017, GFE had approximately 1,217,000 bushels of stored corn totaling approximately $3,898,000 with FCE, a related party, that is included in inventory.

At January 31, 2017, HBLE had cash and basis contracts for forward corn purchase contracts for approximately 7,740,000 bushels for delivery periods through October 2017.

Ethanol Contracts

At January 31, 2017, GFE had fixed and basis contracts to sell approximately $13,040,000 of ethanol for various delivery periods through March 2017.

At January 31, 2017, HLBE had fixed and basis contracts to sell approximately $12,779,000 of ethanol for various delivery periods through March 2017.

Distillers' Grain Contracts

At January 31, 2017, GFE had forward contracts to sell approximately $1,944,000 of distillers' grain for deliveries through March 2017.

At January 31, 2017, HLBE had forward contracts to sell approximately $1,255,000 of distillers' grains for delivery through March 2017.

Corn Oil

At January 31, 2017, GFE had forward contracts to sell approximately $295,000 of corn oil for delivery through February 2017.

At January 31, 2017, HLBE had forward contracts to sell approximately $304,000 of corn oil for delivery through February 2017.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three months ended January 31, 2017 and 2016. This discussion should be read in conjunction with the condensed consolidated unaudited financial statements and related notes in Item 1 of this report and the information contained in the Company's annual report on Form 10-K for the fiscal year ended October 31, 2016.

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

Forward-looking statements are subject to a number of known and unknown risks, uncertainties and other factors, many of which may be beyond our control, and may cause actual results, performance or achievements to differ materially from those projected in, expressed or implied by forward-looking statements. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us are described more particularly in the “Risk Factors” section of our annual report on Form 10-K for the year ended October 31, 2016 and of this report on Form 10-Q. These risks and uncertainties include, but are not limited to, the following:

•

Fluctuations in the price of ethanol as a result of a number of factors, including: the price and availability of competing fuels; the overall supply and demand for ethanol and corn; the price of gasoline, crude oil and corn; and government policies;

•	Fluctuations in the price of crude oil and gasoline and the impact of lower oil and gasoline prices on ethanol prices and demand;
•

Fluctuations in the availability and price of corn, resulting from factors such as domestic stocks, demand from corn-consuming industries, such as the ethanol industry, prices for alternative crops, increasing input costs, changes in government policies, shifts in global markets or damaging growing conditions, such as plant disease or adverse weather, including drought;

•	Fluctuations in the availability and price of natural gas, which is may be affected by by factors such as weather, drilling economics, overall economic conditions and government regulations;
•	Negative operating margins which may result from lower ethanol and/or high corn prices;
•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;
•	Overcapacity and oversupply in the ethanol industry;
•

Ethanol may trading at a premium to gasoline at times, resulting in a disincentive for discretionary blending of ethanol beyond the requirements of the Renewable Fuels Standard (“RFS”) and consequently negatively impacting ethanol prices and demand;

•

Changes in federal and/or state laws and environmental regulations including elimination, waiver or reduction of the corn-based ethanol use requirement in the RFS and legislative acts taken by state governments such as California related to low-carbon fuels, may have an adverse effect on our business;

•	Any impairment of the transportation, storage and blending infrastructure that prevents ethanol from reaching markets;
•

Any effect on prices and demand for our products resulting from actions in international markets, particularly the Chinese government’s imposition of increased tariffs on ethanol exported to China and anti-dumping and countervailing duties on U.S. distillers’ grains exported to China;

•	Changes in our business strategy, capital improvements or development plans;
•	Effect of our risk mitigation strategies and hedging activities on our financial performance and cash flows;
•	Competition from alternative fuels and alternative fuel additives;
•	Changes or advances in plant production capacity or technical difficulties in operating the plant; and
•	Our reliance on key management personnel.

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

Overview

Granite Falls Energy, LLC (“Granite Falls Energy” or “GFE”) is a Minnesota limited liability company that owns and operates a dry mill cornbased, natural gas fired ethanol plant.  Additionally, through a wholly owned subsidiary, Project Viking, L.L.C. (“Project Viking”), GFE owns a majority interest of Heron Lake BioEnergy, LLC (“Heron Lake BioEnergy” or “HLBE”), a Minnesota limited liability company that also owns and operates a dry mill cornbased, natural gas fired ethanol plant. As of January 31, 2017, we control approximately 50.6% of HLBE's outstanding membership units through Project Viking.  Additionally, through a wholly owned subsidiary, HLBE Pipeline Company, LLC (“HLBE Pipeline Company”), HLBE owns a majority interest of Agrinatural Gas, LLC (“Agrinatural”), which operates a natural gas pipeline. Unless the context otherwise requires, references to “we”, “us”, “our”, and the “Company” refer to Granite Falls Energy and its wholly-owned and majority-owned subsidiaries.

Our business consists primarily of the production and sale of ethanol and its co-products (wet, modified wet and dried distillers’ grains, corn oil and corn syrup) locally, and throughout the continental U.S.    Our production operations are carried out at GFE’s ethanol plant located in Granite Falls, Minnesota and at HLBE’s ethanol plant near Heron Lake, Minnesota.

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

Our cost of goods sold consists primarily of costs relating to the corn and natural gas supplies necessary to produce ethanol and distillers' grains for sale at our ethanol plants. Pursuant to a corn storage and grain handling agreement, Farmers Cooperative Elevator (“FCE”) is the exclusive supplier of corn to the GFE plant. However, on February 27, 2017, GFE and FCE executed an amendment to corn storage and grain handling agreement pursuant to which, the parties agreed to amend the agreement to accelerate the termination date of the agreement to midnight August 31, 2017.  Prior to the amendment, the termination date of the corn storage and grain handling agreement was set to expire on November 2017. Under the terms of the amendment, GFE may begin posting bids for the purchase of corn beginning June 1, 2017 and thereafter, but may not accept delivery of corn at its Granite Falls, Minnesota plant until September 1, 2017.  In exchange for the early termination, GFE agreed to pay an early termination fee to FCE of approximately $255,000 on or before August 31, 2017.

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

We have entered into a management services agreement with HLBE pursuant to which our chief executive officer, chief financial officer, and commodity risk manager also hold those same offices with HLBE.  The management services agreement automatically renews for successive one-year terms unless either HLBE or GFE gives the other party written notice of termination prior to expiration of the then current term. The management services agreement may also be terminated by either party for cause under certain circumstances.

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

On November 1, 2016, we subscribed to purchase 1,500 capital units of Ringneck Energy & Feed, LLC (“Ringneck”) at a price of $5,000 per unit for a total of $7,500,000.  If Ringneck accepts our subscription, our investment is sufficient to secure the Company the right to appoint one director to the board of directors of Ringneck. Details regarding our subscription for investment in Ringneck are provided below in the section below titled “Investments.”

In connection with our subscription, we entered into a credit facility with Fagen Energy, LLC (“Fagen Energy”), which allows GFE to borrow up to $7.5 million of variable-rate, amortizing non-recourse debt using the Ringneck investment as collateral. Details of the Fagen Energy credit facility are provided below in the section below entitled “Indebtedness - Granite Falls Energy - Credit Facility with Fagen Energy”.

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

Plan of Operations for the Next Twelve Months

Over the next twelve months, we will continue our focus on operational improvements at our ethanol plant. These operational improvements include exploring methods to improve ethanol yield per bushel and increasing production output at our plants to take full advantage of our permitted production capacities, reducing our operating costs, and optimizing our margin opportunities through prudent risk-management policies.

We expect to have sufficient cash generated by continuing operations and availability on current credit facilities to fund our operations.  However, should we experience unfavorable operating conditions in the ethanol industry that prevent us from profitably operating the ethanol plants, we may need to seek additional funding.

Additionally, we expect to continue to conduct routine maintenance and repair activities at our ethanol plants. We anticipate using cash we generate from our operations and our revolving term loan to finance these plant upgrade projects.

Trends and Uncertainties Impacting Our Operations

The principal factors affecting our results of operations and financial conditions are the market prices for corn, ethanol, distillers’ grains and natural gas, as well as governmental programs designed to create incentives for the use of corn-based ethanol.  Other factors that may affect our future results of operation include those risks discussed below and in “PART II - Item 1A. Risk Factors” of this report and “PART I - Item 1. Business” and “PART I - Item 1A. Risk Factors” of our annual report on Form 10-K for the fiscal year ended October 31, 2016.

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

Because the market price of ethanol is not always directly related to corn, at times ethanol prices may lag price movements in corn prices and corn-ethanol price spread may be tightly compressed or negative. If the corn-ethanol spread is compressed or negative for sustained period, it is possible that our operating margins will decline or become negative and our ethanol plant may not generate adequate cash flow for operations. In such cases, we may reduce or cease production at our ethanol plant in order to minimize our variable costs and optimize cash flow.

The Renewable Fuels Standard

The RFS has been, and we expect will continue to be, a significant factor impacting ethanol usage. Under the provisions of the RFS, the Environmental Protection Agency (“EPA”) must publish an annual rule that establishes the number of gallons of different types of renewable fuels, including corn-based ethanol, that must be blended with gasoline in the U.S. by refineries, blenders, distributors and importers, which affects the domestic market for ethanol. The EPA assigns individual refiners, blenders and importers the renewable volume obligations (“RVOs”) they are obligated to use based on their percentage of total fuel sales. The EPA has the authority to waive the RVO requirements, in whole or in part, if there is inadequate domestic renewable fuel supply or the requirement severely harms the economy or the environment.

On November 23, 2016, the EPA announced the final rule for 2017 RVOs, which is set at 15.0 billion gallons for corn-based ethanol. This rule is set at 100% of the original statutory requirement for conventional ethanol, and is considered a favorable outcome by the industry.

In January 2017, the Trump administration imposed a government-wide freeze on new and pending regulations, which included the 2017 RVOs that were originally intended to go into effect on February 10, 2017. Industry organizations such as the Renewable Fuels Association and Growth Energy believe this action is simply procedural with a new administration, and do not expect it to result in any substantive changes to the rule itself. However, to the extent federal laws or regulations are modified, the demand for ethanol may be reduced, which could negatively and materially affect our ability to operate profitably.

Obligated parties use RINs to show compliance with RFS-mandated volumes. RINs are attached to renewable fuels by producers and detached when the renewable fuel is blended with transportation fuel or traded in the open market. The market price of detached RINs affects the price of ethanol in certain markets and influences the purchasing decisions by obligated parties. In November 2016, the EPA also proposed denying a petition to change the point of obligation under the RFS to the parties that own the gasoline before it is sold. In December 2016, the EPA extended the comment period to February 22, 2017. Comments submitted are now under review by the EPA.

The point of obligation does not directly impact ethanol producers; however, moving the point of obligation could indirectly affect ethanol producers. On February 28, 2017, the RFA reported that the Trump administration was reportedly considering an executive order to direct the EPA to move the point of obligation. On March 1, 2017, the Trump Administration announced that an executive order to change the point of obligation under the RFS was not imminent.  However, the chaotic nature of the news on shifting the point of obligation and the White House response resulted in significant short-term fluctuations in the corn, ethanol and RIN markets.

Current ethanol production capacity exceeds the EPA’s 2017 RVO mandates which can be satisfied by corn based ethanol. Future demand will be influenced by economic incentives to blend based on the relative value of gasoline versus ethanol, taking into consideration the octane value of ethanol, environmental requirements and the RFS RVO requirements. A significant increase in supply beyond the RFS RVO mandates could have an adverse impact on ethanol prices. Moreover, beyond the federal mandates, there are limited markets for ethanol. Further, opponents of ethanol such as large oil companies will likely continue their efforts to repeal or reduce the RFS through lawsuits or lobbying of Congress. If such efforts are successful in further reducing or repealing the blending requirements of the RFS, a significant decrease in ethanol demand may result and could have a material adverse effect on our results of operations, cash flows and financial condition, unless additional demand from exports or discretionary blending develops.

Results of Operations for the Three Months Ended January 31, 2017 and 2016

The following table shows summary information from the results of our operations and the approximate percentage of revenues, costs of goods sold, operating expenses and other items to total revenues in our unaudited condensed consolidated statements of operations for the three months ended January 31, 2017 and 2016 (amounts in thousands).

	Three Months Ended January 31,
	2017		2016
	(unaudited)		(unaudited)
Income Statement Data	Amount	%	Amount	%
Revenue	$54,576	100.0%	$51,002	100.0%
Cost of Goods Sold	47,731	87.5%	49,569	97.2%
Gross Profit	6,845	12.5%	1,433	2.8%
Operating Expenses	1,607	2.9%	1,401	2.7%
Operating Income	5,238	9.6%	32	0.1%
Other Income (Expense), net	351	0.6%	(5)	(0.0)%
Net Income	5,589	10.2%	27	0.1%
Less: Net Income Attributable to Non-controlling Interest	(1,429)	(2.6)%	(15)	(0.0)%
Net Income Attributable to Granite Falls Energy, LLC	$4,160	7.6%	$12	0.1%

Revenues

Our consolidated revenue is derived principally from sales of our three primary products: ethanol, distillers’ grains and corn oil. Revenues from these products represented approximately 98.9% of our total revenues for the three months ended January 31, 2017 and 2016.  The remaining approximately 1.1% attributable to miscellaneous other revenue for the three months ended January 31, 2017 and 2016 is made up of incidental sales of corn syrup at HLBE's plant and revenues from natural gas pipeline operations at Agrinatural, net of intercompany eliminations for distribution fees paid by HLBE to Agrinatural for natural gas transportation services.

The following table shows the sources of our consolidated revenue and the approximate percentage of revenues from those sources to total revenues in our unaudited condensed consolidated statements of operations for the three months ended January 31, 2017:

	Three Months Ended January 31, 2017
	Sales Revenue	% of Total Revenues
Revenue Sources	(in thousands)
Ethanol sales	$43,921	80.5%
Distillers' grains sales	7,648	14.0%
Corn oil sales	2,419	4.4%
Miscellaneous other	588	1.1%
Total Revenues	$54,576	100.0%

The following table shows the sources of our consolidated revenue and the approximate percentage of revenues from those sources to total revenues in our condensed consolidated unaudited statements of operations for the three months ended January 31, 2016:

	Three Months Ended January 31, 2016
	Sales Revenue	% of Total Revenues
Revenue Sources	(in thousands)
Ethanol sales	$40,118	78.7%
Distillers' grains sales	8,531	16.7%
Corn oil sales	1,815	3.5%
Miscellaneous other	538	1.1%
Total Revenues	$51,002	100.0%

Our total consolidated revenues increased by approximately 7.0% for the three months ended January 31, 2017, as compared to the three months ended January 31, 2016 due primarily to increases in the average price received for our ethanol and corn oil.  The following table reflects quantities of our three primary products sold and the average net prices received for the three months ended January 31, 2017 and 2016:

	Three Months Ended January 31, 2017		Three Months Ended January 31, 2016
	Quantity Sold	Avg. Net Price	Quantity Sold	Avg. Net Price
Product	(in thousands)		(in thousands)
Ethanol (gallons)	30,828	$1.42	30,573	$1.31
Distillers' grains (tons)	80	$95.89	77	$110.19
Corn oil (pounds)	8,889	$0.27	8,110	$0.22

Ethanol

Total revenues from sales of ethanol increased by approximately 9.5% for the three months ended January 31, 2017 compared to the three months ended January 31, 2016 due to an increase of approximately 8.6% in the average price per gallon we received for our ethanol, coupled with an slight increase of approximately 0.8% in the volumes sold. This increase in the number of gallons sold during the 2017 period is attributable to an approximately 5.7% increase in the number of gallons sold at the GFE plant during the three months ended January 31, 2017 as compared to the three months ended January 31, 2016the timing of ethanol shipments and an increase in ethanol production at the GFE plant. This increase was mitigated by a 3.7% decrease in the number of gallons of ethanol sold at the HLBE plant during the three months ended January 31, 2017 as compared to the three months ended January 31, 2016. We are currently operating our plants above their nameplate capacities. Management anticipates relatively stable ethanol production and sales during our 2017 fiscal year.

The increase in average market price for the three months ended January 31, 2017 as compared to the same period of 2016 is due to several factors. Strong domestic demand and export demand, as well as higher market prices for crude oil and gasoline, put upward pressure on ethanol prices. In comparison, for the three months ended January 31, 2016, lower crude oil and gasoline prices and the reduction of the volume obligations set forth in the RFS by the EPA in November 2015 had a negative effect on ethanol prices.

Ethanol exports have provided support for ethanol prices, especially as domestic ethanol stocks have grown. A decrease in U.S. ethanol exports could contribute to higher ethanol stocks and additional decrease in domestic ethanol prices unless additional domestic demand due to discretionary blending develop. In January 2017, China increased its tariff on ethanol imported from the U.S to 30% as of January 1, 2017, up from a 5% tariff in 2016. U.S. exports of ethanol to China were at a historical high in 2016, as China was one of the top buyers of U.S. ethanol. Management cannot estimate the effect this tariff will have on the domestic ethanol market. While ethanol exports to China continue, if ethanol prices increase, these exports to China may cease. Further, ethanol exports could potentially be higher without the higher Chinese tariff. However, it is possible that declines in domestic ethanol prices could result if export demand for U.S. ethanol by China decreases due to the higher tariff unless additional demand from domestic discretionary blending or other foreign markets develop.

Management anticipates that ethanol prices will continue to change in relation to changes in corn and energy prices. Declines in the price of corn or crude oil and wholesale gasoline markets could have a significant negative impact on the market price of ethanol and our profitability particularly if domestic ethanol stocks continue to build. The ethanol industry is currently experiencing growth in production capacity, predominantly through plant optimization and expansions versus new construction projects, which may result in oversupply that could negatively affecting prices unless additional domestic or export demand can be created.

From time to time, we engage in hedging activities with respect to our ethanol sales. At  January 31, 2017, we had approximately 2.5 million gallons of fixed and basis contracts for forward ethanol sales, comprised of approximately 1.3 million gallons of positions held by each of GFE and HLBE, for delivery periods through March 2017 .

Separately, ethanol derivative instruments resulted in gains of approximately $417,000 and $78,000 during the three months ended January 31, 2017 and 2016, respectively.

Distillers' Grains

Total revenues from sales of distillers’ grains decreased by approximately 10.4% for the three months ended January 31, 2017 compared to the three months ended January 31, 2016, due to an approximately 13.0% decline in the average price per ton we received for our distillers’ grains, which was offset by an approximately 3.0% increase in the volumes sold from period to period. The increase in total tons of distillers’ grains sold during the three months ended January 31, 2017 compared to the same period of 2016 was due to an increase in the amount of wet distillers’ grains produced and sold at the HLBE plant and increase in the amount of dried distillers’ grains produced and sold at the GFE plant.  Management anticipates relatively stable distillers’ grains production going forward.

Management believes the decline in the selling price results primarily from weaker imports of domestic dried distillers’ grains by China, a significant buyer of domestic distillers’ grains, as well as the increased grain supplies for corn and soybeans, resulting in lower market grain prices during the three months ended January 31, 2017. The Chinese government commenced an anti-dumping investigation in January 2016 into distillers’ grains produced in the U.S. culminating in the imposition by China of anti-dumping and anti-subsidy duties on U.S. imports which has had a negative effect on export demand from China. Last fall, China issued a preliminary ruling imposing immediate anti-dumping and anti-subsidy duties on distillers grains that are produced in the United States. On January 10, 2017, China then announced a final ruling increasing anti-dumping and anti-subsidy duties, which were significantly higher than the anti-dumping duties and anti-subsidy tariffs imposed in its preliminary ruling. The imposition of these duties are expected to result in a further decline in demand from this top importer and distillers’ grains prices could remain low unless additional demand can be created from other foreign markets or domestically.

At January 31, 2017, GFE had forward distillers’ grains sales contracts valued at $1.9 million at for various delivery periods through March 2017 and HLBE had forward distillers’ grains sales contracts valued at $1.3 million at for various delivery periods through March 2017.

Corn Oil

Total revenues from sales of corn oil increased by approximately 33.3% for the three months ended January 31, 2017 compared to the three months ended January 31, 2016 due to an approximately 9.6% increase in pounds sold, which coupled with an approximately 21.6% higher average price per pound received for our corn oil from period to period.

The increase in pounds sold from period to period was attributable to an approximately 31.9%  increase in the volume sold at the GFE plant for the three months ended January 31, 2017 compared to the same period of 2016, offset by a 7.0% decrease in the volume sold at the HLBE plant.  The decrease in pounds sold at the HLBE plant was due primarily to due reduced ethanol production at the HLBE plant and decreased oil extraction rates per bushel of corn from period to period. The increase in pounds sold at the GFE plant was due primarily to due increased ethanol production and improved oil extraction rates per bushel of corn from period to period.  Management anticipates that the corn oil production our ethanol plants will be relatively stable going forward.

Management attributes the increase in the corn oil prices we experienced in the three months ended January 31, 2017 due to increased demand from the biodiesel industry in November and December 2016, as well as increased demand from the corn oil feed market throughout period. Management anticipates that corn oil demand due to biodiesel production will decrease as the biodiesel blenders' tax credit expired on December 31, 2016.

Management expects corn oil prices will remain relatively steady in the near term. However, corn oil prices may also decrease if biodiesel plants switch to lower priced alternatives such as soybean oil. The production capacity increase that is occurring throughout the ethanol industry may also result in oversupply that may negatively affecting prices unless plants curtail corn oil production or additional demand can be created. Management expects our corn oil production will be relatively stable going forward.

At January 31, 2017, GFE and HLBE had forward corn oil sales contracts valued at $295,000 and $304,000, respectively, at for various delivery periods through February 2017.

Cost of Goods Sold

Our cost of goods sold decreased by approximately 3.7% for the three months ended January 31, 2017, as compared to the three months ended January 31, 2016. As a percentage of revenues, our cost of goods sold also decreased to approximately 87.5% for the three months ended January 31, 2017, as compared to approximately 97.2% for the same period in 2016 due to the expansion of the margin between the price of ethanol and the price of corn. The cost of goods sold per gallon of ethanol sold for the three months ended January 31, 2017 was approximately $1.39 per gallon of ethanol sold compared to approximately $1.46 per gallon of ethanol produced for the three months ended January 31, 2016.

The following table shows the costs of corn and natural gas (our two largest single components of costs of goods sold), as well as all other components of cost of goods sold, which includes processing ingredients, electricity, and wages, salaries and benefits of production personnel, and the approximate percentage of costs of those components to total costs of goods sold in our unaudited condensed consolidated statements of operations for the three months ended January 31, 2017:

	Three Months Ended January 31, 2017
	Cost	% of Cost of Goods Sold
	(in thousands)
Corn costs	$35,816	75.0%
Natural gas costs	3,433	7.2%
All other components of costs of goods sold	8,482	17.8%
Total Cost of Goods Sold	$47,731	100.0%

The following table shows the costs of corn, natural gas and all other components of cost of goods sold and the approximate percentage of costs of those components to total costs of goods sold in our unaudited condensed consolidated statements of operations for the three months ended January 31, 2016:

	Three Months Ended January 31, 2016
	Cost	% of Cost of Goods Sold
	(in thousands)
Corn costs	$38,978	78.6%
Natural gas costs	2,647	5.3%
All other components of costs of goods sold	7,944	16.1%
Total Cost of Goods Sold	$49,569	100.0%

Corn

Our aggregate cost of corn was approximately 8.1%  less for the three months ended January 31, 2017 compared to the same period of 2016,  due to an approximately 7.9% decrease in the average price per bushel paid for corn coupled with a slight decrease of 0.2% in the number of bushels of corn processed from period to period.  The corn-ethanol price spread (the difference between the price per gallon of ethanol and the price per bushel of grain divided by 2.8) for the three months ended January 31, 2017 was approximately $0.14 greater than the corn-ethanol price spread we experienced for same period of 2016.

The decrease in corn prices was primarily due to lower market prices as a result of the strong 2016 harvest and the expected 2016 carryout. Corn supplies have been sufficient locally and we have had no difficulty sourcing corn during our first fiscal quarter. Management anticipates that corn supplies will remain favorable during our 2017 fiscal year which should result in relatively stable corn prices. However, lower corn prices could impact the amount of corn which is planted during 2017 which could result in higher corn prices as our 2017 fiscal year progresses. Additionally, corn prices and availability may be volatile in the future due to weather conditions, domestic and world supply and demand, current and anticipated stocks, agricultural policy and and other factors and could significantly impact our costs of production. If corn prices rise, it will have a negative effect on our operating margins unless the price of ethanol and distillers’ grains out paces rising corn prices.

From time to time we enter into forward purchase contracts for our commodity purchases and sales. At January 31, 2017,  GFE had approximately 1.2 million bushels of stored corn with FCE totaling approximately $3.9 million. At January 31, 2017, HLBE had approximately 7.7 million bushels of cash and basis contracts for forward corn purchase commitments for delivery periods through October 2017.

Our corn derivative positions resulted in a loss of approximately $33,000 for the three months ended January 31, 2017, which increased cost of goods sold, compared to gains of approximately $196,000 related to corn derivative instruments for the same period of 2016. We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn in cost of goods sold as the changes occur. As corn prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance. We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.

Natural Gas

Our cost of goods sold related to natural gas costs increased approximately 29.7% for the three months ended January 31, 2017, as compared to the three months ended January 31, 2016.  This increase in cost of natural gas for the three months ended January 31, 2017 as compared to the same period in 2016 was primarily the result of an increase in the average price per MMBTU of natural gas due to increased demand and lower production which have used up natural gas stocks that built up in 2015.

Management anticipates that natural gas prices may increase in the future if natural gas procedures continue to decrease production or shut down wells.  Natural gas prices will continue to be dependent upon major supply disruptions due to production problems or catastrophic weather events.

We had no gain or loss on natural gas derivative instruments during the three months ended January 31, 2017 for the three months ended January 31, 2016.

Operating Expenses

Operating expenses include wages, salaries and benefits of administrative employees at the plant, insurance, professional fees and similar costs. Our operating expenses increased by 14.7% for the three months ended January 31, 2017 compared to the same period ended 2016.  This increase was primarily due to an increase in our property taxes which was a result of the expiration of the State of Minnesota’s JOBZ program, which expired on December 31, 2015. Under the JOBZ program, our plants were exempt from property tax. Our efforts to optimize efficiencies and maximize production may result in a decrease in our operating expenses on a per gallon basis. However, because these expenses generally do not vary with the level of production at the plant, we expect our operating expenses to remain relatively steady throughout the remainder of the 2017 fiscal year.

Operating Income

We had income from operations of approximately $5.2 million for the three months ended January 31, 2017, compared to income from operations of approximately $32,000 for the three months ended January 31, 2016. This increase in our operating income is primarily due to the widening of our operating margins due to higher average prices received for our ethanol and corn oil at our plants.

Other Income (Expense), Net

Our net other income for the three months ended January 31, 2017 was approximately $351,000, compared to a net other expense of approximately $5,000 for the three months ended January 31, 2016.  We had more net other income for the three months ended January 31, 2017 compared to net interest expense for the same period of 2016 due to patronage income and decreased interest expense because we had less borrowings under our credit facilities during the 2017 period.

Investments

On November 1, 2016, we subscribed to purchase 1,500 capital units of Ringneck at a price of $5,000 per unit for a total of $7,500,000.  We paid a down payment of $750,000 in connection with our subscription, and signed a promissory note for $6,750,000 for the remaining balance of the subscription. If Ringneck accepts our subscription, we will be required to pay Ringneck the entire amount due under the promissory note within 20 days of receiving notice from Ringneck that it is due. If we fail to pay the entire amount due, we will be charged 12% interest per year, and Ringneck may seek legal action to force us to pay. If Ringneck does not meet certain conditions of its offering or rejects our subscription, we expect that our promissory note will be cancelled and our down payment will be refunded to us.

Ringneck is a South Dakota limited liability company that intends to build an 80 million gallon per year ethanol manufacturing plant in outside of Onida, South Dakota in Sully County. If Ringneck accepts our subscription, our investment is sufficient to secure the Company the right to appoint one director to the board of directors of Ringneck. The units we expect to acquire in Ringneck will be subject to restrictions on transfer, therefore, this should not be considered a liquid investment.  If our subscription is accepted, it may take a significant amount of time before we realize a return on our investment, if we realize a return on the investment at all.

Ringneck is offering the sale of its units pursuant to a private placement memorandum. Additionally, because Ringneck is not conducting a federally-registered offering, we do not expect that information about Ringneck will be available via the SEC’s EDGAR filing system. Therefore, it may be difficult for our investors to obtain information about Ringneck.

In connection with our subscription, GFE entered into a credit facility with Fagen Energy, which allows GFE to borrow up to $7.5 million of variable-rate, amortizing non-recourse debt using the Ringneck investment as collateral. Details of the Fagen Energy credit facility are provided below in the section below entitled “Indebtedness - Granite Falls Energy - Credit Facility with Fagen Energy”.

Changes in Financial Condition at January 31, 2017 and October 31, 2016

The following table highlights our financial condition at January 31, 2017 and October 31, 2016 (amounts in thousands):

	January 31, 2017	October 31, 2016
	(unaudited)
Current Assets	$27,447	$40,349
Total Assets	$107,387	$121,470
Current Liabilities	$5,937	$14,337
Long-Term Debt, less currrent portion	$1,293	$1,394
Members' Equity attributable to Granite Falls Energy, LLC	$76,673	$83,685
Non-controlling Interest	$23,485	$22,056

Total assets were approximately $107.4 million at January 31, 2017, an approximately 11.6% decrease from our total assets at October 31, 2016. The decrease in our total assets is primarily due to an approximately $12.9 million decrease in total current assets at January 31, 2017 compared to October 31, 2016. The change in our current assets is due to decreases of approximately $10.6 million in cash on hand, $2.3 million in accounts receivable, and $336,000 decrease in the value of our commodity derivative instruments the three months ended January 31, 2017. Our cash on hand at January 31, 2017 was less than cash on hand at October 31, 2016, due primarily to payment of distributions to members in January 2017. Our trade accounts receivable decreased primarily due to the timing of shipments. Also contributing to the decrease in total assets was a decrease of approximately $1.9 million in net property and equipment due to depreciation expense during the three months ended January 31, 2017, offset by capital expenditures.

Current liabilities decreased by approximately $8.4 million at January 31, 2017 compared to October 31, 2016.  This decrease was mainly due to decreases of approximately $5.3 million in corn payable to FCE, approximately $2.1 million in accounts payable, and approximately  $1.2 million in checks drawn in excess of bank balance at January 31, 2017 compared to October 31, 2016. The decrease in our corn payable to FCE and accounts payable is due to the timing of payments to vendors and lower corn prices during the three months ended January 31, 2017 which reduced the amount of corn payable at January 31, 2017.  Our outstanding checks drawn in excess of our bank balance represents any checks that HLBE has issued which have not yet been cashed which exceed the cash HLBE has in its bank account. Checks that HLBE issues are paid from its revolving term loans and any cash that it generates is used to pay down outstanding balances on its line of credit with AgStar.

Our long-term debt decreased approximately $101,000 at January 31, 2017 compared to October 31, 2016. The decrease is mostly due to payments on the note payable to the minority owner of Agrinatural, as well as payments on the note payable to the electric company and assessments paid under industrial water supply treatment agreement with the City of Heron Lake and Jackson County.

Members’ equity attributable to Granite Falls Energy, LLC at January 31, 2017 compared to October 31, 2016 decreased by $7.0 million. The approximately 8.4% decrease was related to the distribution to our members of approximately $11.2 million during January 2017, offset by our approximately $4.2 million of net income attributable to GFE during the three months ended January 31, 2017.

Noncontrolling interest totaled approximately $23.5 million and $22.1 million at January 31, 2017 and October 31, 2016, respectively.  This is directly related to recognition of the 49.4% noncontrolling interest in HLBE.

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

Cash Flows

The following table shows our cash flows for the three months ended January 31, 2017 and 2016 (amounts in thousands):

	2017	2016
	(unaudited)	(unaudited)
Net cash provided by operating activities	$3,014	$3,405
Net cash used in investing activities	$(1,091)	$(2,295)
Net cash used in financing activities	$(12,530)	$(7,250)
Net decrease in cash	$(10,607)	$(6,140)

Operating Cash Flows

Our cash flows from operations were approximately $391,000 less for the three months ended January 31, 2017 compared to the three months ended January 31, 2016. This was due to an approximately $5.9 million net increase in the amount of cash used for various working capital items, offset by an increase of approximately $5.6 million in net income for the three months ended January 31, 2017.

Investing Cash Flows

Cash used in investing activities was approximately $1.2 million less for the three months ended January 31, 2017, compared to the three months ended January 31, 2016. This decrease was due primarily to reduced payments of approximately $1.9 million for capital expenditures for the three months ended January 31, 2017.  This decrease was partially offset by $750,000 of cash used by GFE during the three months ended January 31, 2017 for the initial payment on our subscription for its Ringneck investment. Comparatively, during the three months ended January 31, 2016, we used cash at the GFE plant for our grain bin storage expansion and at HLBE plant for our RTO replacement project.

Financing Cash Flows

Cash used in financing activities was approximately $5.3 million more for the three months ended January 31, 2017 compared to the same period of 2016. For the three months ended January 31, 2017, we made payments of approximately $11.2 million in distributions to our unit holders, approximately $1.2 million reduction in checks drawn in excess of bank balance, and made principal payments of approximately $129,000 on HLBE’s long-term debt.  In comparison, for the same period in 2016,  we made payments of approximately $9.6 million in distributions to our unit holders and approximately $2.0 million to non-controlling interests. This was offset by approximately $3.5 million provided by checks drawn in excess of bank balance, and approximately $9.9 million on HLBE’s long-term debt, and $347,000 checks drawn in excess of bank balance and approximately $892,000 in net proceeds from HLBE’s long-term debt.

Indebtedness

GFE’s United FCS Credit Facility

GFE has a credit facility with United FCS consisting of a long-term revolving term loan. The credit facility with United FCS is secured by substantially all of GFE’s assets. There are no savings account balance collateral requirements as part of this credit facility.  CoBank serves as administrative agent for this credit facility.

Under GFE’s long-term revolving term loan, GFE could initially borrow, repay, and re-borrow up to $18.0 million. However, the aggregate principal commitment available for borrowing under this facility reduces by $2.0 million semi-annually, beginning September 1, 2014, with the final payment due on March 1, 2018.  There was no outstanding balance on the revolving term loan at January 31, 2017. Therefore, the aggregate principal amount available for borrowing under this revolving term loan facility at January 31, 2017 and October 31, 2016 was $10.0 million.  The amount available for borrowing under this facility was further reduced at March 1, 2017 to $8.0 million.

The interest rate is based on the bank's One Month London Interbank Offered Rate (“LIBOR”) Index Rate, plus 3.05%, which equated to 3.83% and 3.25% at January 31, 2017 and October 31, 2016, respectively.

GFE’s credit facility with United FCS is subject to numerous financial and non-financial covenants that limit distributions and debt and require minimum working capital, minimum local net worth, and debt service coverage ratio, including the following:

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

As of January 31, 2017, GFE was in compliance with these financial covenants. Management’s current financial projections indicate that GFE will be in compliance with its financial covenants for the next 12 months and we expect to remain in compliance thereafter. However, if market conditions deteriorate in the future, circumstances may develop which could result in GFE violating the financial covenants or other terms of its credit facility. If GFE fails to comply with the terms of its credit agreement with United FCS, and United FCS refuses to waive the non-compliance, United FCS could terminate the credit facility and any commitment to loan funds to GFE.

GFE’s Other Credit Arrangement

In connection with GFE’s subscription for investment in Ringneck, GFE entered into a credit facility with Fagen Energy which allows GFE to borrow up to $7.5 million of variable-rate, amortizing, non-recourse debt from Fagen Energy using the Ringneck investment as collateral. Fagen Energy is an affiliate of Fagen, Inc., the design-builder for the our plants and a member of GFE. The Fagen Energy loan bears interest from date funds are first advanced on the loan through maturity, at a rate per annum equal to the sum of (x) the One Month LIBOR Index Rate plus (y) 3.05% per annum, with an interest rate floor of 3.55%.

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

Pursuant to a pledge agreement and commercial security agreement entered into in connection with the Fagen Energy loan, GFE’s obligations are secured by all of its right, title, and interest in its investment in Ringneck, including the 1,500 units subscribed for by GFE. The loan is non-recourse to all of GFE’s other assets, meaning that in the event of default, the only remedy available to Fagen Energy will be to foreclose and seize all of GFE’s right, title and interest in its investment in Ringneck. GFE expects to use the proceeds of the loan to finance its balance of its investment in Ringneck.  At of January 31, 2017 and October 31, 2016, there were no amounts outstanding under this credit facility.

HLBE’s AgStar Credit Facility

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

Under the AgStar revolving term note, HLBE may borrow, repay, and re-borrow up to the aggregate principal commitment. The revolving term loan principal commitment, initially $28.0 million, declines by $3.5 million on March 1 each year until maturity. There was no outstanding balance on the revolving term loan at January 31, 2017 or October 31, 2016. Therefore, the aggregate principal commitment under this facility at January 31, 2017 and October 31, 2016 was $21.0 million.  The amount available for borrowing under this facility was further reduced at March 1, 2017 to $17.5 million.

Interest on the revolving term loan accrues at a variable rate equal to 3.25% above the One-Month LIBOR Index rate, which was 4.03% and 3.45% at January 31, 2017 and October 31, 2016, respectively. HLBE may elect to enter into a fixed interest rate on this loan at various times throughout the term of the loan as provided in the loan agreements.

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

As of January 31, 2017 and October 31, 2016, HLBE was in compliance with these loan covenants. Management’s current financial projections indicate that HLBE will be in compliance with its financial covenants for the next 12 months and we expect to remain in compliance thereafter. However, if market conditions deteriorate in the future, circumstances may develop which could result in HLBE violating the financial covenants or other terms of its AgStar credit facility. If HLBE fails to comply with the terms of its credit agreement with AgStar, and AgStar refuses to waive the non-compliance, AgStar could terminate the credit facility and any commitment to loan funds to HLBE.

HLBE’s Other Credit Arrangements

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

There was a total of approximately $1.6 million in outstanding water revenue bonds at January 31, 2017 and October 31, 2016. HLBE classifies its obligations under these bonds as assessments payable. The interest rates on the bonds range from 0.50% to 8.73%.

To fund the purchase of the distribution system and substation for the plant, HLBE entered into a loan agreement with Federated Rural Electric Association pursuant to which HLBE borrowed $600,000 by a secured promissory note. Under the note HLBE is required to make monthly payments to Federated Rural Electric Association of $6,250 consisting of principal and an annual fee of 1% beginning on October 10, 2009. In exchange for this loan, Federated Rural Electric Association was granted a security interest in the distribution system and substation for the plant. The balance of this loan was approximately $50,000 and $69,000 at January 31, 2017 and October 31, 2016, respectively.

HLBE also has a note payable to the noncontrolling owner of Agrinatural in the amount of in the amount of $100,000 and $200,000 at January 31, 2017 and October 31, 2016, respectively. Interest on the note is the One-Month LIBOR rate plus 4.0% and the note is due on demand. Payment of the note is due on demand at the discretion of the board of managers of Agrinatural.  The interest rate on this note payable was 4.78% and 4.53% at January 31, 2017 and October 31, 2016, respectively.

Agrinatural Credit Facilities

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

Interest on the Original Agrinatural Credit Facility accrues at a variable rate equal to the One-Month LIBOR rate plus 4.0%, with the interest rate capped and not to exceed 6.0% per annum.  Accrued interest is due and payable on a monthly basis.

On March 30, 2015, HLBE entered into an allonge to the July 29, 2014 note with Agrinatural. Under the terms of the allonge, HLBE and Agrinatural agreed to increase the principal amount of the Original Agrinatural Credit Facility to approximately $3.06 million, defer commencement of repayment of principal until May 1, 2015, decrease the monthly principal payment to $36,000 per month and shorten maturity of the Original Agrinatural Credit Facility to May 1, 2019. Except as otherwise provided in the allonge, all of the terms and conditions contained in the Original Agrinatural Credit Facility remain in full force and effect.

In exchange for the Original Agrinatural Credit Facility, Agrinatural executed a security agreement granting HLBE a first lien security interest in all of Agrinatural's equipment and assets and a collateral assignment assigning HLBE all of Agrinatural's interests in its contracts, leases, easements and other agreements. In addition, Rural Energy Solutions, LLC, the noncontrolling owner of Agrinatural (“RES”), executed a guarantee under which RES guaranteed full payment and performance of 27% of Agrinatural's obligations to HLBE.

The balance of this loan was approximately $2.3 million at January 31, 2017 and $2.4 million at October 31, 2016.

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

On May 19, 2016, HLBE and Agrinatural amended the Additional Agrinatural Credit Facility, entering into amendment to the loan agreement dated March 30, 2015 to increase the amount of the capital expenditures allowed by Agrinatural during the term of the facilty.  HLBE and Agrinatural also executed an allonge to the negotiable promissory note dated March 30, 2015 to defer a portion of the principal payments required for 2016, which such deferred principal payments continue to accrue interest at the rate set forth in the note and become a part of the balloon payment due at maturity.

As provided in the amendment, for calendar years 2017, 2018 and 2019, Agrinatural may, without consent of HLBE, proceed with and pay for capital expenditures in an amount up to $100,000 plus the amount of contributions in aid of construction received by Agrinatural from customers for capital improvements (“CIAC”), less a reserve for distribution to the Agrinatural members to cover the income or other taxes imposed as a result of receipt of CIAC in an amount equal to 40% of CIAC. Prior to the amendment, Agrinatural’s capital expenditures were restricted to $100,000 per year.

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

The balance of this loan was approximately $2.9 million at January 31, 2017 and $2.9 million at October 31, 2016.

Critical Accounting Policies and Estimates

Management uses estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.  We believe that of our significant accounting policies summarized in Note 1 to our condensed consolidated unaudited financial statements included with this Form 10-Q.  At January 31, 2017, our critical accounting estimates continue to include those described in our annual report on Form 10-K for the fiscal year ended October 31, 2016. Management has not changed the method of calculating and using estimates and assumptions in preparing our condensed consolidated unaudited financial statements in accordance with generally accepted accounting principles in the United States of America.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

We are exposed to the impact of market fluctuations associated with interest rates and commodity prices as discussed below. We have no exposure to foreign currency risk as all of our business is conducted in U.S. Dollars. We use derivative financial instruments as part of an overall strategy to manage market risk. We use cash, futures and option contracts to hedge changes to the commodity prices of corn, ethanol and natural gas. We do not enter into these derivative financial instruments for trading or speculative purposes, nor do we designate these contracts as hedges for accounting purposes pursuant to the requirements of U.S. Generally Accepted Accounting Principles.

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from our credit facilities with United FCS, HLBE's credit facilities with AgStar and HLBE’s note payable to the minority owner of Agrinatural. The specifics of these credit facilities are discussed in greater detail in “Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Indebtedness.”

As of January 31, 2017, GFE had no exposure to interest rate risk as we had no amounts outstanding on our credit facility with United FCS.  As of January 31, 2017, HLBE’s exposure to interest rate risk results primarily from its its note payable to the noncontrolling owner of Agrinatural, as HLBE had no exposure to interest rate risk under its credit facility with AgStar as it had no amounts outstanding under this credit facility.  Below is a sensitivity analysis we prepared regarding HLBE's income exposure to changes in interest rates.

The sensitivity analysis below shows the anticipated effect on our income from a 10% adverse change in interest rates for a one-year period.

Outstanding Variable
Rate Debt at	Interest Rate at	Interest Rate Following 10%	Approximate Adverse
January 31, 2017	January 31, 2017	Adverse Change	Change to Income
$100,000	4.78%	5.26%	$500

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

As of January 31, 2017, GFE had price protection in place for approximately 2% of its anticipated corn needs and approximately 8% of its ethanol sales for the next 12 months. As of January 31, 2017, HBLE had price protection in place for approximately 23% of its anticipated corn needs and approximately 6% of its ethanol sales for the next 12 months. Through these contracts we hope to minimize risk from future market price fluctuations and basis fluctuations. As input prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for us.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the fair value of our corn and natural gas prices and average ethanol price as of January 31, 2017, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for both of the GFE and HLBE plants for a one year period from January 31, 2017.

The results of this sensitivity analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements		Hypothetical Adverse Change in
	for the next 12 months		Price as of	Approximate Adverse Change to
	(net of forward and futures contracts)	Unit of Measure	January 31, 2017	Income
Ethanol	116,500,000	Gallons	10%	$15,500,000
Corn	37,800,000	Bushels	10%	$11,900,000
Natural Gas	3,200,000	MMBTU	10%	$1,300,000

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

Effectiveness of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and General Manager (the principal executive officer), Steve Christensen, along with our Chief Financial Officer (the principal financial officer), Stacie Schuler, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2017. Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A.   Risk Factors

The risk factors below should be read in conjunction with the risk factors disclosed in Item 1A of our Form 10‑K for the fiscal year ended October 31, 2016. Additional risks and uncertainties, including risks and uncertainties not presently known to us, or that we currently deem immaterial, could also have an adverse effect on our business, financial condition and/or results of operations

Tariffs imposed on ethanol exports to China have recently been increased by the Chinese government and could negatively affect the demand and pricing for ethanol.

In Janaury 2017, the Chinese government increased the ethanol tariff for U.S. ethanol imports into China to 30%. Previoulsy, the Chinese tariff on U.S. ethanol imported to China was was 5%.  Exports of U.S. ethanol to China were at a historical high in 2016, as China was one of the top buyers of U.S. ethanol.  We cannot estimate the exact effect this tariff will have exports to China or on the overall domestic ethanol market.

It is possible the higher tariff could reduce ethanol prices in the domestic market by decreasing Chinese import demand for U.S. ethanol. Additionally, if ethanol prices increase, exports to China may cease as a result of the increased tariff. Further, ethanol exports could potentially be higher without the increased Chinese tariff. In addition, if other importers of U.S. ethanol reduce their imports, it could negatively impact ethanol prices in the U.S. and could result in an imbalance between ethanol supply and ethanol demand. Any decrease in ethanol prices or demand may negatively impact our ability to profitably operate the ethanol plant.

Government mandates policies affecting ethanol usage could change and impact the ethanol market.

Under the provisions of the RFS, the EPA must publish an annual rule that establishes the number of gallons of different types of renewable fuels, including corn-based ethanol, that must be blended with gasoline in the U.S. by refineries, blenders, distributors and importers, which affects the domestic market for ethanol. The EPA assigns individual refiners, blenders and importers the renewable volume obligations (“RVOs”) they are obligated to use based on their percentage of total fuel sales. The EPA has the authority to waive the RVO requirements, in whole or in part, if there is inadequate domestic renewable fuel supply or the requirement severely harms the economy or the environment.

On November 23, 2016, the EPA announced the final rule for 2017 RVOs, which is set at 15.0 billion gallons for corn-based ethanol.  This rule is set at 100% of the original conventional ethanol RFS requirement of 15.0 billion gallons, and is considered a favorable outcome by the industry.

Obligated parties use RINs to show compliance with RFS-mandated volumes. RINs are attached to renewable fuels by producers and detached when the renewable fuel is blended with transportation fuel or traded in the open market. The market price of detached RINs affects the price of ethanol in certain markets and influences the purchasing decisions by obligated parties. In November 2016, the EPA also proposed denying a petition to change the point of obligation under the RFS to the parties that own the gasoline before it is sold. In December 2016, the EPA extended the comment period to February 2017.

The point of obligation does not directly impact ethanol producers; however, moving the point of obligation could indirectly affect ethanol producers. On February 28, 2017, the RFA reported that the Trump administration was reportedly considering an executive order to direct the EPA to move the point of obligation. On March 1, 2017, the Trump Administration announced that an executive order to change the point of obligation under the RFS was not imminent.  However, the chaotic nature of the news on shifting the point of obligation and the White House response resulted in significant short-term fluctuations in the corn, ethanol and RIN markets.

In January 2017, the Trump administration imposed a government-wide freeze on new and pending regulations, which included the 2017 RVOs that were originally intended to go into effect on February 10, 2017. Industry organizations such as the Renewable Fuels Association and Growth Energy believe this action is simply procedural with a new administration, and do not expect it to result in any substantive changes to the rule itself.  However, to the extent federal laws or regulations are modified, the demand for ethanol may be reduced, which could negatively and materially affect our ability to operate profitably.

Future demand will be influenced by economic incentives to blend based on the relative value of gasoline versus ethanol, taking into consideration the octane value of ethanol, environmental requirements and the RFS RVO requirements. A significant increase in supply beyond the RFS RVO mandates could have an adverse impact on ethanol prices. Moreover, changes to the RFS which could significantly affect the market price of RINs could in turn negatively impact the price of ethanol or cause imported sugarcane ethanol to become more economical than domestic ethanol.

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

101

The following financial information from Granite Falls Ethanol, LLC's Quarterly Report on Form 10-Q for the three months ended January 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at January 31, 2017 and October 31, 2016; (ii) the Condensed Consolidated Statements of Operations for the three months ended January 31, 2017 and 2016; (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended January 31, 2017 and 2016; and (iv) Notes to Condensed Consolidated Unaudited Financial Statements.*

*   Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANITE FALLS ENERGY, LLC

Date: March 17, 2017	/s/ Steve Christensen
Steve Christensen
Chief Executive Officer

/s/ Stacie Schuler
Date: March 17, 2017	Stacie Schuler
Chief Financial Officer