Form 10-Q
period 2017-04-30
Granite Falls Energy, LLC
filed 2017-06-14
CIK 1181749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended April 30, 2017

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

☒Yes    ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer	☐	Non-Accelerated Filer	☒
Accelerated Filer	☐	Smaller Reporting Company	☐
		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐Yes    ☒No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of June 14, 2017 there were 30,606 membership units outstanding.

PART IFINANCIAL INFORMATION

Item 1.  Financial Statements

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	April 30, 2017	October 31, 2016
ASSETS	(unaudited)
Current Assets
Cash	$17,041,777	$13,797,857
Restricted Cash	178,766	—
Accounts receivable	609,634	6,654,994
Inventory	13,992,183	18,341,413
Commodity derivative instruments	357,436	1,228,926
Prepaid expenses and other current assets	584,864	325,989
Total current assets	32,764,660	40,349,179

Property and Equipment, net	74,940,629	78,968,016

Goodwill	1,372,473	1,372,473

Investment Deposit	750,000	—

Other Assets	762,180	781,254

Total Assets	$110,589,942	$121,470,922

LIABILITIES AND MEMBERS' EQUITY
Current Liabilities
Current maturities of long-term debt	$444,123	$490,057
Checks drawn in excess of bank balance	—	1,866,683
Accounts payable	3,327,146	5,624,840
Corn payable to FCE	1,609,263	5,358,111
Commodity derivative instruments	7,813	—
Accrued expenses	1,445,675	997,319
Total current liabilities	6,834,020	14,337,010

Long-Term Debt, less current portion	1,281,710	1,393,669

Commitments and Contingencies

Members' Equity
Members' equity attributable to Granite Falls Energy, LLC consists of 30,606 units authorized, issued, and outstanding at both April 30, 2017 and October 31, 2016	78,520,606	83,684,529
Non-controlling interest	23,953,606	22,055,714
Total members' equity	102,474,212	105,740,243

Total Liabilities and Members' Equity	$110,589,942	$121,470,922

Notes to Condensed Consolidated Unaudited Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

	Three Months Ended April 30,		Six Months Ended April 30,
	2017	2016	2017	2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues	$52,802,058	$50,974,398	$107,378,122	$101,976,052

Cost of Goods Sold	48,845,558	48,700,701	96,576,715	98,269,478

Gross Profit	3,956,500	2,273,697	10,801,407	3,706,574

Operating Expenses	1,584,534	1,489,496	3,191,755	2,890,342

Operating Income	2,371,966	784,201	7,609,652	816,232

Other Income (Expense):
Other income, net	19,979	31,128	410,873	98,807
Interest income	5,060	1,737	6,885	4,536
Interest expense	(33,997)	(104,678)	(75,607)	(180,642)
Total other income (expense), net	(8,958)	(71,813)	342,151	(77,299)

Net Income	$2,363,008	$712,388	$7,951,803	$738,933

Less: Net Income Attributable to Non-controlling Interest	(515,531)	(12,874)	(1,944,536)	(27,893)

Net Income Attributable to Granite Falls Energy, LLC	$1,847,477	$699,514	$6,007,267	$711,040

Weighted Average Units Outstanding - Basic and Diluted	30,606	30,606	30,606	30,606

Amounts attributable to Granite Falls Energy, LLC:

Net Income Per Unit - Basic and Diluted	$60.36	$22.86	$196.28	$23.23

Distributions Per Unit	$—	$—	$365.00	$315.00

Notes to Condensed Consolidated Unaudited Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	Six Months Ended April 30,
	2017	2016
	(unaudited)	(unaudited)
Cash Flows from Operating Activities:
Net income	$7,951,803	$738,933
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	5,003,751	4,778,933
Change in fair value of commodity derivative instruments	(132,392)	(113,708)
Gain on sale of asset	(45,000)	—
Changes in operating assets and liabilities:
Restricted cash	(178,766)	(630,941)
Commodity derivative instruments	1,011,695	822,194
Accounts recievable	6,045,360	7,767,738
Inventory	4,349,230	479,699
Prepaid expenses and other current assets	(258,875)	(194,517)
Accounts payable	(6,234,042)	(830,857)
Accrued expenses	448,356	323,107
Net Cash Provided by Operating Activities	17,961,120	13,140,581

Cash Flows from Investing Activities:
Payment for investment deposit	(750,000)	—
Payments for capital expenditures	(769,790)	(2,611,556)
Proceeds from disposal of asset	45,000	—
Net Cash Used in Investing Activities	(1,474,790)	(2,611,556)

Cash Flows from Financing Activities:
Proceeds from long-term debt	—	7,611,180
Payments on long-term debt	(157,893)	(7,786,568)
Payments on checks drawn in excess of bank balance	(1,866,683)	(838,449)
Purchase of subsidiary units attributable to non-controlling interest	(46,644)	—
Distributions to non-controlling interests	—	(2,006,558)
Member distributions paid	(11,171,190)	(9,640,887)
Net Cash Used in Financing Activities	(13,242,410)	(12,661,282)

Net Increase (Decrease) in Cash	3,243,920	(2,132,257)

Cash - Beginning of Period	13,797,857	12,696,536

Cash - End of Period	$17,041,777	$10,564,279

Supplemental Cash Flow Information
Cash paid during the period for:
Interest expense	$75,607	$180,642

Supplemental Disclosure of Noncash Investing and Financing Activities
Capital expenditures and construction in process included in accounts payable	$187,500	$881,703

Notes to Condensed Consolidated Unaudited Financial Statements are an integral part of this Statement.

Granite Falls Energy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

April 30, 2017

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

Basis of Presentation and Principles of Consolidation

The condensed consolidated unaudited financial statements as of April 30, 2017, consolidate the operating results and financial position of GFE, and its approximately 50.7% owned subsidiary, HLBE (through GFE's 100% ownership of Project Viking, LLC). Given the Company’s control over the operations of HLBE and its majority voting interest, the Company consolidates the condensed consolidated unaudited financial statements of HLBE with GFE's condensed consolidated unaudited financial statements. The remaining 49.3% ownership of HLBE is included in the condensed consolidated unaudited financial statements as a non-controlling interest. HLBE, through its wholly owned subsidiary, HLBE Pipeline Company, LLC, owns approximately 73% of Agrinatural. Given HLBE’s control over the operations of Agrinatural and its majority voting interest, HLBE consolidates the financial statements of Agrinatural with its consolidated unaudited financial statements, with the equity and earnings attributed to the remaining approximately 27% noncontrolling interest. All significant intercompany balances and transactions are eliminated in consolidation.

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

April 30, 2017

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

Granite Falls Energy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

April 30, 2017

Inventory

Inventory is stated at the lower of cost or net realizable value. Cost for all inventories is determined using the first in first out method (“FIFO”).  Net realizable value is the estimated selling prices in the ordinary course of business less reasonably predictable costs of completion, disposal, and transportation.  Inventory consists of raw materials, work in process, finished goods, and spare parts.  Corn is the primary raw material along with other raw materials.  Finished goods consist of ethanol, distillers' grains, and corn oil.

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

April 30, 2017

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

On November 23, 2016, the U.S. Environmental Protection Agency (the “EPA”) announced the final rule for 2017 Renewable Volume Obligation (“RVO”) requirements, which is set at 15.0 billion gallons for corn-based ethanol, which equates to the original requirements set by the RFS. However, in January 2017, the Trump administration imposed a government-wide freeze on new and pending regulations, which included the 2017 RVOs that were originally intended to go into effect on February 10, 2017. On March 20, 2017, following the termination of the Trump administration’s regulatory freeze, the EPA allowed the previously announced 2017 RVOs to go into effect. Additionally, opponents of ethanol such as large oil companies will likely continue their efforts to repeal or reduce the RFS through lawsuits or lobbying of and legislative efforts in Congress. Successful reduction or repeal of the blending requirements of the RFS and/or continued political uncertainty under the new administration regarding the RFS could result in a significant decrease in ethanol demand. If demand for ethanol decreases, it could materially adversely affect our business, results of operations and financial condition.

Ethanol has historically traded at a discount to gasoline. However, any declines in crude oil and unleaded gasoline prices could have a negative impact on the market price of ethanol which could cause ethanol to trade at a premium to gasoline. When ethanol trades at a premium to gasonline, a disincentive for discretionary blending of ethanol beyond the required RFS blend rate results.

Granite Falls Energy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

April 30, 2017

Management anticipates that ethanol prices will continue to change in relation to changes in corn and energy prices. If corn, crude oil and gasoline prices decrease, that could have a negative impact on ethanol pricing and demand, which could result in a material adverse effect on our business, results of operations and financial condition. Further, the ethanol industry is currently experiencing growth in production capacity, largely through plant optimization and expansions versus new construction. If ethanol supply increases at a greater pace compared to ethanol demand, it could result in oversupply and negatively affecting prices unless additional demand can be created.

3.   INVENTORY

Inventories consist of the following:

	April 30, 2017	October 31, 2016
	(unaudited)
Raw materials	$3,443,209	$9,098,492
Supplies	2,861,629	2,755,958
Work in process	1,378,603	1,347,754
Finished goods	6,308,742	5,139,209
Totals	$13,992,183	$18,341,413

The Company performs a lower of cost or net realizable value analysis on inventory to determine if the market values of certain inventories are less than their carrying value, which is attributable primarily to decreases in market prices of corn and ethanol. Based on the lower of cost or net realizable value analysis, the Company recorded a loss on ethanol inventories, as a component of cost of goods sold, of approximately $0 and $232,000 for the six months ended April 30, 2017 and 2016, respectively.

4.   DERIVATIVE INSTRUMENTS

As of April 30, 2017, the total notional amount of GFE’s outstanding corn derivative instruments was approximately 2,050,000 bushels, comprised of long corn positions on 1,325,000 bushels that were entered into to hedge forecasted ethanol sales through July 2017, and short corn positions on 725,000 bushels that were entered into to hedge forecasted corn purchases through May 2017. There may be offsetting positions that are not shown on a net basis that could lower the notional amount of positions outstanding as disclosed above.

As of April 30, 2017, the total notional amount of GFE’s outstanding ethanol derivative instruments was approximately 2,940,000 gallons that were entered into to hedge forecasted ethanol sales through September 2017.

As of April 30, 2017, GFE had approximately $197,000 due to a broker related to margin requirements for commodity derivative instrument positions held by a broker.

As of April 30, 2017, the total notional amount of HLBE’s outstanding corn derivative instruments was approximately 3,315,000 bushels, comprised of long corn positions on 1,200,000 bushels that were entered into to hedge forecasted ethanol sales through July 2017, and short corn positions on 2,115,000 bushels that were entered into to hedge forecasted corn purchases through July 2018. There may be offsetting positions that are not shown on a net basis that could lower the notional amount of positions outstanding.

As of April 30, 2017, the total notional amount of HLBE’s outstanding ethanol derivative instruments was approximately 2,940,000 gallons that were entered into to hedge forecasted ethanol sales through September 2017.

As of April 30, 2017,  HLBE maintained approximately $179,000 of cash collateral (restricted cash) and had approximately $218,000 due to broker related to corn derivatives held by a broker.

Granite Falls Energy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

April 30, 2017

The following tables provide details regarding the Company's derivative instruments at April 30, 2017, none of which were designated as hedging instruments:

	Consolidated Balance Sheet location	Assets	Liabilities
Corn contracts - GFE	Commodity derivative instruments	$—	$7,813
Corn contracts - HLBE	Commodity derivative instruments	60,813	—
Ethanol contracts - GFE	Commodity derivative instruments	146,843	—
Ethanol contracts - HLBE	Commodity derivative instruments	149,780	—
Totals		$357,436	$7,813

The following tables provide details regarding the Company's derivative instruments at October 31, 2016, none of which were designated as hedging instruments:

	Consolidated Balance Sheet location	Assets	Liabilities
Corn contracts - GFE	Commodity derivative instruments	$63,050	$—
Corn contracts - HLBE	Commodity derivative instruments	388,525	—
Ethanol Contracts - GFE	Commodity derivative instruments	503,538	—
Ethanol Contracts - HLBE	Commodity derivative instruments	273,813	—
Totals		$1,228,926	$—

At October 31, 2016, the Company did not have any cash collateral (restricted cash) related to margin requirements for commodity derivative instrument positions held by a broker.

The following tables provide details regarding the gains (losses) from Company's derivative instruments in statements of operations, none of which are designated as hedging instruments:

	Statement of	Three Months Ended April 30,		Six Months Ended April 30,
	Operations Location	2017	2016	2017	2016
Corn contracts	Cost of Goods Sold	$602,490	$(240,768)	$545,862	$(23,370)
Ethanol contracts	Revenues	(689,727)	22,258	(413,470)	104,720
Natural gas contracts	Cost of Goods Sold	—	32,358	—	32,358
Total gain (loss)		$(87,237)	$(186,152)	$132,392	$113,708

5.   FAIR VALUE

The following table provides information on those derivative assets and liabilities measured at fair value on a recurring basis at April 30, 2017:

			Fair Value Measurement Using
	Carrying Amount in		Quoted Prices	Significant Other	Significant
	Consolidated Balance Sheet		in Active Markets	Observable Inputs	Unobservable Inputs
Financial Asset:	April 30, 2017	Fair Value	(Level 1)	(Level 2)	(Level 3)
Commodity Derivative Instruments - Corn	$60,813	$60,813	$60,813	$—	$—
Commodity Derivative Instruments - Ethanol	$296,623	$296,623	$37,063	$259,560	$—

Financial Liabilities:
Commodity Derivative Instruments - Corn	$7,813	$7,813	$7,813	$—	$—

Granite Falls Energy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

April 30, 2017

The following table provides information on those derivative assets measured at fair value on a recurring basis at October 31, 2016:

			Fair Value Measurement Using
	Carrying Amount in		Quoted Prices	Significant Other	Significant
	Consolidated Balance Sheet		in Active Markets	Observable Inputs	Unobservable Inputs
Financial Asset:	October 31, 2016	Fair Value	(Level 1)	(Level 2)	(Level 3)
Commodity Derivative Instruments - Corn	$451,575	$451,575	$451,575	$—	$—
Commodity Derivative Instruments - Ethanol	$777,351	$777,351	$777,351	$—	$—

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

6.   DEBT FACILITIES

Debt financing consists of the following:

	April 30, 2017	October 31, 2016
	(unaudited)
GRANITE FALLS ENERGY:
Revolving term loan, see terms below.	$—	$—
Term note payable to Fagen Energy, see terms below.	—	—

HERON LAKE BIOENERGY:
Revolving term note payable to lending institution, see terms below.	—	—
Assessment payable as part of water treatment agreement, due in semi-annual installments of $189,393 with interest at 6.55%, enforceable by statutory lien, with the final payment due in 2021. HLBE made deposits for one years' worth of debt service payments of approximately $364,000, which is included with other assets that are held on deposit to be applied with the final payments of the assessment.	1,516,977	1,517,046
Assessment payable as part of water supply agreement, due in monthly installments of $3,942 with interest at 8.73%, enforceable by statutory lien, with the final payment due in 2019.	77,606	97,930
Note payable to electrical company with monthly payments of $6,250 with interest at 0.00% and a 1.00% maintenance fee due each October, due September 2017. The electrical company is a member of HLBE.	31,250	68,750
Note payable to non-controlling interest member of Agrinatural. Interest is at One Month LIBOR plus 4.0%, which was approximately 5.00% and 4.53% at April 30, 2017 and October 31, 2016, respectively. The note is considered due on demand with payments due at Agrinatural's Board of Managers' discretion.	100,000	200,000
Totals	1,725,833	1,883,726
Less: amounts due within one year	444,123	490,057
Net long-term debt	$1,281,710	$1,393,669

Granite Falls Energy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

April 30, 2017

Granite Falls Energy:

GFE has a revolving term loan facility, under which GFE could initially borrow, repay, and re-borrow in an amount up to $18,000,000.   However,  the amount available for borrowing by GFE under this facility reduces by $2,000,000 semi-annually, beginning September 1, 2014, with final payment due March 1, 2018. GFE had no outstanding balance on the revolving term loan at April 30, 2017 and October 31, 2016. Therefore, the aggregate amount available for borrowing by GFE on this facility was $8,000,000 and $10,000,000 at April 30, 2017 and October 31, 2016, respectively.

The interest rate is based on the bank's “One Month LIBOR Index Rate”, plus 3.05%, which equated to 4.05% and 3.25% at April 30, 2017 and October 31, 2016, respectively.

The credit facility also requires GFE to comply with certain financial covenants, including including restriction of the payment of dividends and maintenance of certain financial ratios including minimum working capital and a debt service coverage ratio as defined by the credit facility.  As of April 30, 2017 and October 31, 2016, GFE was in compliance with these financial covenants and expects to be in compliance throughout fiscal 2017.

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

Pursuant to a pledge agreement and commercial security agreement entered into in connection with the Fagen Energy loan, GFE’s obligations are secured by all of its right, title, and interest in its investment in Ringneck, including the 1,500 units subscribed for by GFE. The loan is non-recourse to all of GFE’s other assets, meaning that in the event of default, the only remedy available to Fagen Energy will be to foreclose and seize all of GFE’s right, title and interest in its investment in Ringneck. GFE expects to use the proceeds of the loan to finance its balance of its investment in Ringneck.  As of April 30, 2017, there were no amounts outstanding under this credit facility.

Heron Lake BioEnergy:

HLBE has a revolving term note payable with a lender, under which HLBE could initially borrow, repay, and re-borrow in an amount up to $28,000,000 at any time prior to the March 1, 2022 maturity date. However, the amount available for borrowing by HLBE under this facility reduces by by $3,500,000 annually, beginning March 1, 2015 and continuing each anniversary thereafter until maturity.  HLBE had no outstanding balance on the revolving term note payable at April 30, 2017, and October 31, 2016.  Therefore, the aggregate principal amount available for borrowing by HLBE on this facility was $17,500,000 and $21,000,000 at April 30, 2017 and October 31, 2016, respectively.

Interest on the revolving term loan accrues at a variable rate equal to 3.25% above the One-Month London Interbank Offered Rate ("LIBOR") Index rate, which was 4.25% and 3.45% at April 30, 2017, and October 31, 2016, respectively. HLBE may elect to enter into a fixed interest rate on this loan at various times throughout the term of the loan as provided in the loan agreements.

Granite Falls Energy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

April 30, 2017

HLBE also agreed to pay an unused commitment fee on the unused portion of the revolving term loan commitment at the rate of 0.50% per annum. The loan is secured by substantially all of HLBE's assets including a subsidiary guarantee.

During the term of the revolving term loan, HLBE is subject to certain financial covenants, including restriction of the payment of dividends, restrictions on loans and advances to Agrinatural and the maintenance of certain financial ratios including minimum working capital, minimum net worth and a debt service coverage ratio as defined by the credit facility. Failure to comply with the protective loan covenants or maintain the required financial ratios may cause acceleration of the outstanding principal balances on the revolving term loan and/or the imposition of fees, charges or penalties. As of April 30, 2017 and October 31, 2016, HLBE was in compliance with these financial covenants and expects to be in compliance throughout fiscal 2017.

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

As of April 30, 2017 and October 31, 2016, there were a total of approximately $1,595,000  and $1,615,000, respectively, in outstanding water revenue bonds. HLBE classifies its obligations under these bonds as assessments payable. The interest rates on the bonds range from 0.50% to 8.73%.

Estimated annual maturities of debt at April 30, 2017, are as follows based on the most recent debt agreements:

2018	$444,123
2019	322,733
2020	306,706
2021	326,798
2022	325,473
Total debt	$1,725,833

7.   LEASES

GFE leases equipment, primarily rail cars, under operating leases through December 2026. Rent expense for these leases was approximately $747,000 and $812,000 for the three months ended April 30, 2017 and 2016, repectively, and approximately $1,625,000 and $1,706,000 for the six months ended April 30, 2017 and 2016, repectively.

HLBE leases equipment, primarily rail cars, under operating leases through January 2027.  Rent expense for these leases was approximately $438,000 and $710,000 for the three months ended April 30, 2017 and 2016, repectively, and approximately $978,000 and $1,245,000 for the six months ended April 30, 2017 and 2016, repectively

Granite Falls Energy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

April 30, 2017

8.   MEMBERS' EQUITY

GFE has one class of membership units.   The units have no par value and have identical rights, obligations and privileges.  Income and losses are allocated to all members based upon their respective percentage of units held. As of April 30, 2017 and October 31, 2016, GFE had 30,606 membership units authorized, issued, and outstanding.

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

In April 2017, GFE purchased 54,875 units of HLBE from noncontrolling unit holders of HLBE at a price of $0.85 per unit for a total purchase price of approximately $47,000.

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

On February 27, 2017, GFE and FCE executed an amendment to the corn storage and grain handling agreement with an effective date of February 21, 2017.  Pursuant to the terms of the amendment, the parties agreed to amend their corn storage and grain handling agreement to accelerate the termination date of the agreement to midnight August 31, 2017.  Additionally, GFE may begin posting bids for the purchase of corn beginning June 1, 2017 and thereafter, but may not accept delivery of corn at its Granite Falls, Minnesota plant until September 1, 2017.  In exchange for the early termination, GFE agreed to pay an early termination fee to FCE of approximately $255,000 on or before August 31, 2017, which is included as a component of corn payable to FCE within the condensed consolidated balance sheets at April 30, 2017. Prior to the amendment, the termination date of the corn storage and grain handling agreement was set to expire on November 2017.

At April 30, 2017, GFE had no forward corn contracts.

At April 30, 2017, HBLE had cash and basis contracts for forward corn purchase commitments for approximately 6,653,000 bushels for delivery periods through March 2018.

HLBE Corn Purchases - Members

HLBE purchased corn from board members of approximately $2,569,000 and $2,990,000 for the three months ended April 30, 2017 and 2016, respectively, and approximately $5,594,000 and $8,636,000 for the six months ended April 30, 2017 and 2016, respectively.

Granite Falls Energy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

April 30, 2017

Ethanol Contracts

At April 30, 2017, GFE had fixed and basis contracts to sell approximately $14,000,000 of ethanol for various delivery periods through June 2017.

At April 30, 2017, HLBE had fixed and basis contracts to sell approximately $13,810,000 of ethanol for various delivery periods through June 2017.

Distillers' Grain Contracts

At April 30, 2017, GFE had forward contracts to sell approximately $852,000 of distillers' grain for deliveries through May 2017.

At April 30, 2017, HLBE had forward contracts to sell approximately $137,000 of distillers' grains for delivery through May 2017.

Corn Oil

At April 30, 2017, GFE had forward contracts to sell approximately $275,000 of corn oil for delivery through May 2017.

At April 30, 2017, HLBE had forward contracts to sell approximately $379,000 of corn oil for delivery through June 2017.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three and six months ended April 30, 2017 and 2016. This discussion should be read in conjunction with the condensed consolidated unaudited financial statements and related notes in Item 1 of this report and the information contained in the Company's annual report on Form 10-K for the fiscal year ended October 31, 2016.

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

Overview

Granite Falls Energy, LLC (“Granite Falls Energy” or “GFE”) is a Minnesota limited liability company that owns and operates a dry mill cornbased, natural gas fired ethanol plant.  Additionally, through a wholly owned subsidiary, Project Viking, L.L.C. (“Project Viking”), GFE owns a majority interest of Heron Lake BioEnergy, LLC (“Heron Lake BioEnergy” or “HLBE”), a Minnesota limited liability company that also owns and operates a dry mill cornbased, natural gas fired ethanol plant. As of April 30, 2017, we control approximately 50.7% of HLBE's outstanding membership units through Project Viking.  Additionally, through a wholly owned subsidiary, HLBE Pipeline Company, LLC (“HLBE Pipeline Company”), HLBE owns a majority interest of Agrinatural Gas, LLC (“Agrinatural”), which operates a natural gas pipeline. Unless the context otherwise requires, references to “we”, “us”, “our”, and the “Company” refer to Granite Falls Energy and its wholly-owned and majority-owned subsidiaries.

Our business consists primarily of the production and sale of ethanol and its co-products (wet, modified wet and dried distillers’ grains, corn oil and corn syrup) locally, and throughout the continental U.S.    Our production operations are carried out at GFE’s ethanol plant located in Granite Falls, Minnesota and at HLBE’s ethanol plant near Heron Lake, Minnesota.

The GFE ethanol plant has an approximate annual production capacity of 60 million gallons of denatured ethanol, but has obtained EPA pathway approval and permits from the Minnesota Pollution Control Authority (“MPCA”) to increase our production capacity to approximately 70 million gallons of undenatured ethanol on a twelve month rolling sum basis. The HLBE plant has an approximate annual production capacity of 60 million gallons of denatured ethanol, but has obtained EPA pathway approval and permits from the MPCA to increase our production capacity to approximately 72 million gallons of undenatured ethanol on a twelve month rolling sum basis.  We intend to continue working toward increasing production at both the GFE and HLBE plants to take advantage of the additional production allowed pursuant to our permits so long as we believe it is profitable to do so.

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

Plan of Operations for the Next Twelve Months

Over the next twelve months, we will continue our focus on operational improvements at our ethanol plants. These operational improvements include exploring methods to improve ethanol yield per bushel and increasing production output at our plants to take full advantage of our permitted production capacities, reducing our operating costs, and optimizing our margin opportunities through prudent risk-management policies.

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

Trends and Uncertainties Impacting Our Operations

The principal factors affecting our results of operations and financial conditions are the market prices for corn, ethanol, distillers’ grains and natural gas, as well as governmental programs designed to create incentives for the use of corn-based ethanol.  Other factors that may affect our future results of operation include those risks discussed below and in “PART II - Item 1A. Risk Factors”  of this report, “PART I - Item 1. Business” and “PART I - Item 1A. Risk Factors” of our annual report on Form 10-K for the fiscal year ended October 31, 2016, and “PART II - Item 1A. Risk Factors” of our quarterly report on Form 10-Q for the three months ended January 31, 2017.

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

Because the market price of ethanol is not always directly related to corn, at times ethanol prices may lag price movements in corn prices and corn-ethanol price spread may be tightly compressed or negative. If the corn-ethanol spread is compressed or negative for sustained period, it is possible that our operating margins will decline or become negative and our plants may not generate adequate cash flow for operations. In such cases, we may reduce or cease production at our plants in order to minimize our variable costs and optimize cash flow.

Management currently believes that our margins will remain steady during the remainder of fiscal year 2017. However, low crude oil and unleaded gasoline prices or further decreases in the price of such commodities could have a negative impact on the market price of ethanol which could adversely impact our profitability. Further, the ethanol industry is currently experiencing growth in production capacity, largely through plant optimization and expansions versus new construction. If ethanol supply increases at a greater pace compared to ethanol demand, it could result in oversupply and negatively affecting prices unless additional demand can be created.

Domestic ethanol inventories continued to increase during the three and six months ended April 30, 2017. The increased supply of ethanol was partially absorbed by higher blending rates resulting from higher gasoline demand. During the three months ended April 30, 2017, ethanol futures continued trading at a discount to gasoline, after trading at a premium for much of fiscal year 2016, which improved the economics of ethanol blending and encouraging discretionary blending as an oxygenate and octane enhancer for gasoline. Additionally, as the U.S. moves into its traditional summer driving season, gasoline demand and ethanol consumption is expected to increase over the next several months.  Management anticipates that increased gasoline demand in the summer months will positively impact ethanol prices.

Although ethanol exports have provided support for ethanol prices, export demand for ethanol is less consistent compared to domestic demand which can lead to ethanol price volatility.  If ethanol exports are lower during fiscal year 2017 compared to 2016, it could result in lower ethanol prices and could negatively impact our profitability. According to the U.S. Energy Information Administration (“EIA”), net U.S. ethanol exports are forecasted to exceed one billion gallons in 2017.  However, China, which was the second largest importer of U.S. ethanol in 2016, increased its ethanol import tariff from 5% to 30% as of January 1, 2017 on imports of U.S. ethanol. While ethanol exports to China continue, if ethanol prices increase, these exports to China may cease. Further, ethanol exports could potentially be higher without the higher Chinese tariff. However, it is possible that declines in domestic ethanol prices could result if export demand for U.S. ethanol by China decreases due to the higher tariff.

Despite the fall off of Chinese exports, ethanol export activity to other destinations has remained strong. Year-to-date domestic ethanol exports through March 31, 2017, were up approximately 56.4% compared to the same period in 2016, as reported by the EIA.   Increases in export sales of ethanol to a variety of foreign markets resulted from high blending demand from a variety of customers. For exports through March 31, 2017, the EIA reports that Brazil accounted for approximately 37.5% of the domestic ethanol export volumes, while Canada, India, the Philippines, and United Arab Emirates and accounted for approximately 18.9%, 18.3%, 8.0, and 5.36%, respectively.

Due the price of corn relative to sugar, corn-based ethanol from the United States continues to be more competitive relative to sugarcane-based Brazilian ethanol. As a result, U.S. ethanol was more attractive in the Brazilian market. However, both the Brazilian sugarcane industry and Brazilian ethanol producers are pushing the Brazilian government to institute a tariff on imported ethanol. To date, no tariff has been implemented. If Brazil's trade counsel imposes a tariff on ethanol imports from the U.S., demand from Brazil could decrease even if sugar prices remain high. Additionally, it is possible that declines in domestic ethanol prices could result if Brazilian export demand for U.S. ethanol declines, unless additional demand from domestic discretionary blending or other foreign markets develop.

Our margins have also been, and could continue to be, negatively impacted due to the lower prices received for our distillers’ grains due to lower export demand and oversupply in the domestic market, along with increased corn and soybean availability.  Export demand from China and Vietnam, historically two of the largest importers of U.S. produced distillers grains, has significantly declined. Last year, China began an anti-dumping and countervailing duty investigation related to distillers grains imported from the U.S. which contributed to a decline in distillers grains shipped to China. In January 2017, the Chinese issued final tariffs on U.S. distillers grains. The Chinese distillers grains anti-dumping tariffs range from 42.2% to 53.7% and the anti-subsidy tariffs range from 11.2% to 12%. As a result of the imposition of these duties, exports of U.S. distillers’ grains to China have signicantly declined.

Additionally, exports of U.S. distillers’ grains to Vietnam have halted completely due to Vietnam’s imposition of stricter regulations on fumigation. In December 2016, Vietnam's Plant Protection Department issued a ruling that only methyl bromide would be acceptable as fumigation for bulk and container shipments of distillers’ grains, banning phosphine, the chemical generally used in the U.S. industry. The ruling cited concerns about containers arriving infested with the larger cabinet beetle although some in the industry believe that the infestation may be taking place as fumigated U.S. containers move overseas and are exposed to other containers on the ship that may carry insects.  Management anticipates distillers’ grains prices will remain lower during the remaining quarters of our 2017 fiscal year, unless additional domestic demand or other foreign markets develop.

Corn oil prices have also been adversely impacted by oversupply of corn oil due to the substantial increase in corn oil production during the last few years.  Additionally, corn oil prices have been impacted by the oversupply of soybeans and the resulting lower price of soybean oil which competes with corn oil for biodiesel production. However, despite the expiration of the biodiesel blenders' tax credit, demand from the biodiesel industry for corn oil remains relatively strong, offsetting some of the impact of lower soybean oil prices and oversupply of corn oil. However, biodiesel production may not continue at its current level, especially if the biodiesel blenders' credit is not renewed. Renewal of biodiesel blenders' tax credit could lead to increased biodiesel production, which, in turn, could result in increased demand for corn oil.

Management anticipates continued lower corn prices due to the balance between corn supply and demand. Lower corn prices are primarily the result of the strong corn harvest in the fall of 2016, which increased the supply of corn available to the market.   However, as we progress into the U.S. growing season, we may still experience some short term corn price volatility in response to summer weather impacts on the current crop. Additionally, the South American corn crop is expected to be large. If the South American harvest is as large as anticipated, it could put downward pressure on corn prices in the U.S. due to increase in global supply.

Management anticipates relatively stable natural gas prices during the rest of our 2017 fiscal year. Management does not expect significant shifts in market natural gas prices unless there are disruptions in natural gas production which impact natural gas supplies. If a shortage of natural gas were to occur in the future, it could result in significantly higher natural gas prices which could negatively impact our profitability.

Government Supports and Regulation

On November 23, 2016, the Environmental Protection Agency (“EPA”) announced the final rule for 2017 renewable volume obligations (“RVOs”), which is set at 15.0 billion gallons for corn-based ethanol.  This rule is set at 100% of the original statutory requirement for conventional ethanol, and is considered a favorable outcome by the industry. However, in January 2017, the Trump administration imposed a broad-based regulatory freeze on new and pending regulations, which included the 2017 RVOs that were originally intended to go into effect on February 10, 2017. On March 20, 2017, following the termination of the Trump administration’s regulatory freeze, the EPA allowed the previously announced 2017 RVOs to go into effect.

On March 2, 2017, the Consumer and Fuel Retailer Choice Act was introduced in the U.S. Senate and the House of Representatives, proposing to lift restrictions on the sale of E15 between June 1 and September 15 by extending the Reid Vapor Pressure waiver, also known as the One-Pound Waiver, to gasoline blended with 15% ethanol. Also on March 2, 2017, the RFS Elimination Act and RFS Reform Act were introduced in the House of Representatives, proposing to repeal the RFS program and cap the amount of ethanol allowed to be blended with conventional gasoline at 10% beginning in 2017.

Current ethanol production capacity exceeds the EPA’s 2017 RVO mandates which can be satisfied by corn based ethanol.  Future demand will be influenced by economic incentives to blend based on the relative value of gasoline versus ethanol, taking into consideration the octane value of ethanol, environmental requirements and the RFS RVO requirements. A significant increase in supply beyond the RFS RVO mandates could have an adverse impact on ethanol prices. Moreover, beyond the federal mandates, there are limited markets for ethanol. Further, if opponents of ethanol are successful in their efforts to repeal or reduce the RFS through lawsuits or lobbying of Congress. If such efforts are successful in further reducing or repealing the blending requirements of the RFS, a significant decrease in ethanol demand may result and could have a material adverse effect on our results of operations, cash flows and financial condition, unless additional demand from exports or discretionary blending develops.

Results of Operations for the Three Months Ended April 31, 2017 and 2016

The following table shows summary information from the results of our operations and the approximate percentage of revenues, costs of goods sold, operating expenses and other items to total revenues in our unaudited condensed consolidated statements of operations for the three months ended April 30, 2017 (amounts in thousands).

	Three Months Ended April 30,
	2017		2016
	(unaudited)		(unaudited)
Income Statement Data	Amount	%	Amount	%
Revenue	$52,802	100.0%	$50,974	100.0%
Cost of Goods Sold	48,845	92.5%	48,701	95.5%
Gross Profit	3,957	7.5%	2,273	4.5%
Operating Expenses	1,585	3.0%	1,489	2.9%
Operating Income	2,372	4.5%	784	1.6%
Other Expense, net	(9)	(0.0)%	(72)	(0.1)%
Net Income	2,363	4.5%	712	1.5%
Less: Net Income Attributable to Non-controlling Interest	(516)	(1.0)%	(13)	(0.0)%
Net Income Attributable to Granite Falls Energy, LLC	$1,847	3.5%	$699	1.5%

Revenues

Our consolidated revenue is derived principally from sales of our three primary products: ethanol, distillers’ grains and corn oil. Revenues from these products represented approximately 99.2%  and 99.3%  of our total revenues for the three months ended April 30, 2017 and 2016, respectively.  The remaining approximately 0.8% and 0.7% attributable to miscellaneous other revenue for the three months ended April 30, 2017 and 2016, respectively, is made up of incidental sales of corn syrup at HLBE's plant and revenues from natural gas pipeline operations at Agrinatural, net of intercompany eliminations for distribution fees paid by HLBE to Agrinatural for natural gas transportation services.

The following table shows the sources of our consolidated revenue and the approximate percentage of revenues from those sources to total revenues in our unaudited condensed consolidated statements of operations for the three months ended April 30, 2017:

	Three Months Ended April 30, 2017
	Sales Revenue	% of Total Revenues
Revenue Sources	(in thousands)
Ethanol sales	$43,310	82.0%
Distillers' grains sales	6,999	13.3%
Corn oil sales	2,062	3.9%
Miscellaneous other	431	0.8%
Total Revenues	$52,802	100.0%

The following table shows the sources of our consolidated revenue and the approximate percentage of revenues from those sources to total revenues in our condensed consolidated unaudited statements of operations for the three months ended April 30, 2016:

	Three Months Ended April 30, 2016
	Sales Revenue	% of Total Revenues
Revenue Sources	(in thousands)
Ethanol sales	$40,590	79.6%
Distillers' grains sales	7,958	15.6%
Corn oil sales	2,057	4.1%
Miscellaneous other	369	0.7%
Total Revenues	$50,974	100.0%

Our total consolidated revenues increased by approximately 3.6% for the three months ended April 30, 2017, as compared to the three months ended April 30, 2016 due primarily to increases in the average price received and quantities sold for our ethanol and corn oil.  The following table reflects quantities of our three primary products sold and the average net prices received for the three months ended April 30, 2017 and 2016:

	Three Months Ended April 30, 2017		Three Months Ended April 30, 2016
	Quantity Sold	Avg. Net Price	Quantity Sold	Avg. Net Price
Product	(in thousands)		(in thousands)
Ethanol (gallons)	31,741	$1.36	31,214	$1.30
Distillers' grains (tons)	76	$91.85	72	$111.08
Corn oil (pounds)	7,768	$0.27	7,951	$0.26

Ethanol

Total revenues from sales of ethanol increased by approximately 6.7%  for the three months ended April 30, 2017 compared to the same period of 2016 due to an increase of approximately 4.9% in the average price per gallon we received for our ethanol, coupled with a 1.7% increase in volume sold. This aggregate increase in the number of gallons sold is attributable to an approximately 2.8%  and 0.6% increase in the number of gallons sold at the GFE and HLBE plants, respectively, during the three months ended April 30, 2017 as compared to same period of 2016.  The increase in the volumes of ethanol sold at our plants was due to the timing of ethanol shipments, as well as a a 6% increase in ethanol production at the GFE plant. We are currently operating our plants above their nameplate capacities. Management anticipates relatively stable ethanol production and sales during our 2017 fiscal year.

The increase in average market price for the three months ended April 30, 2017 compared to the same period of 2016 is due to several factors. Strong domestic demand due to increased domestic driving and strong export demand, as well as higher market prices for crude oil and gasoline, put upward pressure on ethanol prices counter-balancing downward price pressure from the increase in domestic stocks due to increased domestic production.  In comparison, for the three months ended April 30, 2016, lower crude oil and gasoline prices, oversupply of ethanol and the reduction of the volume obligations set forth in the RFS by the EPA in November 2015 had a negative effect on ethanol prices.

From time to time, we engage in hedging activities with respect to our ethanol sales. At April 30, 2017,  GFE had approximately 2.9 million gallons of fixed and basis contracts for forward ethanol sales, for delivery periods through September 2017, valued at approximately $14.0 million. At April 30, 2017,  HLBE had approximately 2.9 million gallons of fixed and basis contracts for forward ethanol sales, for delivery periods through September 2017, valued at approximately $13.8 million.    Separately, ethanol derivative instruments resulted in a loss of approximately $690,000 during the three months ended April 30, 2017, and a gain of approximately $22,000 during the three months ended April 30, 2016.

Distillers' Grains

Total revenues from sales of distillers’ grains decreased by approximately 12.1%  for the three months ended April 30, 2017 compared to the same period of 2016.  This decrease was due to an approximately 17.3% decline in the average price per ton we received for our distillers’ grains, offset by an approximately 6.4% increase in the volumes sold from period to period. The increase in total tons of distillers’ grains sold during the three months ended April 30, 2017 compared to the same period of 2016 was due to a decrease in the amount of modified wet distillers’ grains and corn oil produced and increase in the amount of dried distillers’ grains produced at both plants. Management anticipates relatively stable distillers’ grains production going forward.    However, we may vary the amounts of dried and modified wet distillers’ and corn oil grains production, and resulting sales, based upon market conditions.

This decline in the market price of distillers’ grains is due to lower domestic demand and lower export demand, particularly from China as well as Vietnam. Reduced export demand from China and Vietnam, combined with lower corn and soybean prices, has led to an oversupply of distillers’ grains in the domestic market which has resulted in a decline in the price of distillers’ grains. Domestic demand for distillers’ grains could also remain low due to expansion of production capacity in the ethanol industry and end-users switching to lower priced alternatives.

At April 30, 2017, GFE had forward distillers’ grains sales contracts valued at approximately $852,000 for various delivery periods through May 2017 and HLBE had forward distillers’ grains sales contracts valued at approximately $137,000 for various delivery periods through May 2017.

Corn Oil

Total revenues from sales of corn oil increased by approximately 0.3%  for the three months ended April 30, 2017 compared to the same period of 2016 due to an approximately 2.6% increase in the average price per pound received for our corn oil, which was offset by an approximately 2.3% decrease in pounds sold from period to period.

The decrease in pounds sold from period to period was attributable to an approximately 20.1%  decrease in the volume sold at the HLBE plant for the three months ended April  30, 2017 compared to the same period of 2016, offset by a 16.9%  increase in the volume sold at the GFE plant.  The decrease in pounds sold at the HLBE plant was due primarily to due to decreased oil extraction rates per bushel of corn and increased distillers’ grains production during the 2017 period. The increase in pounds sold at the GFE plant was due primarily to due increased ethanol production and improved oil extraction rates per bushel of corn from period to period.  Management anticipates that the corn oil production our ethanol plants will be relatively stable going forward.

At April 30, 2017, GFE and HLBE had forward corn oil sales contracts valued at approximately $275,000 and $379,000, respectively, at for various delivery periods through June 2017.

Cost of Goods Sold

Our cost of goods sold increased by approximately 0.3%  for the three months ended April 30, 2017, as compared to the three months ended April 30, 2016.  However, as a percentage of revenues, our cost of goods sold decreased to approximately 92.5% for the three months ended April 30, 2017, as compared to approximately 95.5% for the same period in 2016 due to the expansion of the margin between the price of ethanol and the price of corn. The cost of goods sold per gallon of ethanol sold for the three months ended April 30, 2017 was approximately $1.42 per gallon of ethanol sold compared to approximately $1.46 per gallon of ethanol produced three months ended April 30, 2016.

The following table shows the costs of corn and natural gas (our two largest single components of costs of goods sold), as well as all other components of cost of goods sold, which includes processing ingredients, electricity, and wages, salaries and benefits of production personnel, and the approximate percentage of costs of those components to total costs of goods sold in our unaudited condensed consolidated statements of operations for the three months ended April 30, 2017:

	Three Months Ended April 30, 2017
	Cost	% of Cost of Goods Sold
	(in thousands)
Corn costs	$34,203	70.0%
Natural gas costs	3,047	6.2%
All other components of costs of goods sold	11,595	23.8%
Total Cost of Goods Sold	$48,845	100.0%

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

Corn

Our aggregate cost of corn was approximately 1.2%  less for the three months ended April 30, 2017 compared to the same period of 2016,  due to an approximately 4.4% decrease in the average price per bushel paid for corn, partially offset by a 3.4% increase in the number of bushels of corn processed from period to period.  The corn-ethanol price spread (the difference between the price per gallon of ethanol and the price per bushel of grain divided by 2.8) for the three months ended April 30, 2017 was approximately $0.12 greater than the corn-ethanol price spread we experienced for same period of 2016.

The decrease in corn prices was primarily due to lower market prices as a result of the strong 2016 harvest and the expected 2016 carryout. Corn supplies have been sufficient locally and we have had no difficulty sourcing corn during the three months ended April 30, 2017. Management anticipates corn prices to remain low due to the balance between corn supply and demand as a result of the larger corn crops harvested in recent years along with relatively stable corn demand.  However, we may still experience short term volatility due to weather conditions, domestic and world supply and demand, current and anticipated stocks, agricultural policy and and other factors and could significantly impact our costs of production. If corn prices rise, it will have a negative effect on our operating margins unless the price of ethanol and distillers’ grains out paces rising corn prices.

From time to time we enter into forward purchase contracts for our commodity purchases and sales. At April  30, 2017,  GFE had no forward corn contracts. At April  30, 2017, HLBE had approximately 6.7 million bushels of cash and basis contracts for forward corn purchase commitments for delivery periods through March 2018.

Our corn derivative positions resulted in a  gain of approximately $602,000 for the three months ended April 30, 2017, which decreased cost of goods sold, compared to losses of approximately $241,000 related to corn derivative instruments for the same period of 2016.  We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn in cost of goods sold as the changes occur. As corn prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance. We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.

Natural Gas

Our cost of goods sold related to natural gas costs increased approximately 34.3% for the three months ended April 30, 2017, as compared to the  three months ended April 30, 2016.    This increase in cost of natural gas from period to period as was primarily the result of an increase in the average price per MMBTU of natural gas due to increased domestic and export demand and lower production which used up natural gas stocks that built up in 2015. Management anticipates that natural gas prices may increase in the future if natural gas producer continue to decrease production or shut down wells. Natural gas prices will continue to be dependent upon major supply disruptions due to production problems or catastrophic weather events.

We had no gain or loss on natural gas derivative instruments during the three months ended April 30, 2017.  Comparatively, we had a gain of approximately $32,000 on our natural gas derivative instruments during the three months ended April 30, 2016.

Operating Expenses

Operating expenses include wages, salaries and benefits of administrative employees at the plant, insurance, professional fees and similar costs. Our operating expenses increased by 6.4%  for the three months ended April 30, 2017 compared to the same period ended 2016.   This increase was primarily due to an increase in our property taxes which was a result of the expiration of the State of Minnesota’s JOBZ program, which expired on December 31, 2015. Under the JOBZ program, our plants were exempt from property tax. Our efforts to optimize efficiencies and maximize production may result in a decrease in our operating expenses on a per gallon basis. However, because these expenses generally do not vary with the level of production at the plant, we expect our operating expenses to remain relatively steady throughout the remainder of the 2017 fiscal year.

Operating Income

We had income from operations of approximately $2.4 million for the three months ended April 30, 2017, compared to income from operations of approximately $784,000 for the three months ended April 30, 2016. This increase in our operating income is primarily due to the widening of our operating margins due to higher average prices received for our ethanol and corn oil at our plants.

Other Expense, Net

Our net other expense for the three months ended April 30, 2017 was approximately $9,000, compared to a net other expense of approximately $72,000 for the three months ended April 30, 2016.  We had less net other expense for the three months ended April  30, 2017 compared to the same period of 2016 due to decreased interest expense because we had less borrowings under our credit facilities during the 2017 period.

Results of Operations for the Six Months Ended April 30, 2017 and 2016

The following table shows summary information from the results of our operations and the approximate percentage of revenues, costs of goods sold, operating expenses and other items to total revenues in our unaudited condensed consolidated statements of operations for the six months ended April 30, 2017 and 2016 (amounts in thousands).

	Six Months Ended April 30,
	2017		2016
	(unaudited)		(unaudited)
Income Statement Data	Amount	%	Amount	%
Revenue	$107,378	100.0%	$101,976	100.0%
Cost of Goods Sold	96,577	89.9%	98,269	96.4%
Gross Profit	10,801	10.1%	3,707	3.6%
Operating Expenses	3,192	3.0%	2,890	2.8%
Operating Income	7,609	7.1%	817	0.8%
Other Income (Expense), net	342	0.3%	(77)	(0.1)%
Net Income	7,951	7.4%	740	0.7%
Less: Net Income Attributable to Non-controlling Interest	(1,944)	(1.8)%	(28)	(0.0)%
Net Income Attributable to Granite Falls Energy, LLC	$6,007	5.6%	$712	0.7%

Revenues

Revenues from our three primary products: ethanol, distillers’ grains and corn oil, represented approximately 99.0%  and 99.1% of our total consolidated revenues for the six months ended April 30, 2017 and 2016, respectively. Miscellaneous other revenues attributable to incidental sales of corn syrup and Agrinatural revenues (net of eliminations) represented 1.0%and 0.9% of our consolidated revenues for the six months ended April 30, 2017 and 2016, respectively.

The following table shows the sources of our consolidated revenue and the approximate percentage of revenues from those sources to total revenues in our unaudited condensed consolidated statements of operations for the six months ended April 30, 2017:

	Six Months Ended April 30, 2017
Revenue Sources	Sales Revenue	% of Total Revenues
Ethanol sales	$87,232	81.2%
Distillers' grains sales	14,647	13.6%
Corn oil sales	4,482	4.2%
Miscellaneous other	1,017	1.0%
Total Revenues	$107,378	100.0%

The following table shows the sources of our consolidated revenue and the approximate percentage of revenues from those sources to total revenues in our unaudited condensed consolidated statements of operations for the six months ended April 30, 2016:

	Six Months Ended April 30, 2016
Revenue Sources	Sales Revenue	% of Total Revenues
Ethanol sales	$80,708	79.1%
Distillers' grains sales	16,489	16.2%
Corn oil sales	3,872	3.8%
Miscellaneous other	907	0.9%
Total Revenues	$101,976	100.0%

Our total consolidated revenues increased by approximately 5.3% for the six months ended April 30, 2017, as compared to the six months ended April 30, 2016.  This increase is due primarily to increases in the average prices received for our ethanol and corn oil, partially offset by decreases in the the average prices received for our distillers’ grains.

The following table reflects quantities of our three primary products sold and the average net prices received for the six months ended April 30, 2017 and 2016.

	Six Months Ended April 30, 2017		Six Months Ended April 30, 2016
Product	Quantity Sold	Avg. Net Price	Quantity Sold	Avg. Net Price
Ethanol (gallons)	62,569	$1.39	61,787	$1.31
Distillers' grains (tons)	156	$93.92	149	$110.62
Corn oil (pounds)	16,658	$0.27	16,060	$0.24

Ethanol

Total consolidated revenues from ethanol sales increased by approximately 8.1% for the six months ended April 30, 2017 as compared to the same period in 2016, due primarily to an  approximately 6.7%  increase in the average price received from period to period, coupled with an approximately 1.3% increase in total volume of ethanol sold in the 2017 period. The increase in gallons of ethanol sold from period to period was primarily due to a 4.2% increase in the volumes sold at the GFE plant from period to period due to increased production, partially offset by a 1.6% decrease in the volume of ethanol sold at at the HLBE plant during the 2017 period.

The increase in average market price for the six months ended April 30, 2017, as compared to the same period of 2016 is due to increased domestic driving demand and export demand which put upward pressure on ethanol prices during the 2017 period. In 2016, lower crude oil and unleaded gasoline prices and an increase in national supply had a negative effect on ethanol prices during the six months ended April 30, 2016.

Our ethanol derivative instruments resulted in a loss of approximately $413,000 during the six months ended April 30, 2017.  Comparatively, ethanol derivative instruments resulted in a gain of approximately $105,000 during the six months ended April 30, 2016.

Distillers' Grains

Total revenue from the sales of distillers' grains decreased by approximately 11.2% during the six months ended April 30, 2017 compared to the same period of 2016.  The decline in distillers' grains revenues is primarily attributable to an approximately 13.0% decrease from period to period in the average price received for distillers' grains, which partially mitigated by an approximately 2.1%  increase in aggregate tons sold. This increase was attributable to increased ethanol production at the GFE plant and reduced corn oil production at the HLBE plant during the six months ended April 30, 2017, which in turn increased the aggregate volumes of distillers’ grains produced and sold our plants from period to period.  Management attributes lower distillers' grains prices for the six months ended April 30, 2017 to lower domestic demand due to lower priced alternative feeds and lower export demand, particularly from China.

Corn Oil

Total corn oil sales increased by approximately 15.7% for the six months ended April 30, 2017 compared to the same period of 2016.  This increase was due to an approximately 3.7% increase in pounds of corn oil sold from period to period coupled with an approximately 11.6% increase in the price per pound received by the plants for corn oil from period to period. The increase in volume sold is largely attributable to the improved oil extraction rates per bushel of corn during six months ended April 30, 2017.

The increase in volume sold for the six months ended April 30, 2017 compared to the same period of 2016 is due primarily to an increase of 24.0% in pounds of corn oil sold at the GFE plant, offset by a 13.2% decrease in the pounds of corn oil sold at the HLBE plant during the 2017 period. The pound of corn oil sold increased at the GFE due to ethanol production and corn oil extraction rates achieved at the GFE plant.  The decrease in volume sold at the HLBE for the six months ended April 30, 2017 compared to the same period of 2016 is attributable to reduced ethanol production and reduced oil yield at the HLBE during the six months ended April 30, 2017.

Management attributes the increase in the corn oil prices we experienced, in part, to increased demand from the biodiesel industry, as well as increased demand from the corn oil feed market.

Cost of Goods Sold

Our cost of goods sold decreased by approximately 1.7% for the six months ended April 30, 2017, as compared to the six months ended April 30, 2016.  Additionally, as a percentage of revenues, our cost of goods sold decreased to approximately 89.9% for the six months ended April 30, 2017, as compared to approximately 96.4% for the same period in 2016 due to the wider margin between the price of ethanol and the price of corn from period to period. The cost of goods sold per gallon of ethanol produced for the six months ended April 30, 2017 was approximately $1.37 per gallon of ethanol sold compared to approximately $1.41 per gallon of ethanol produced for the six months ended April 30, 2016.

The following table shows the costs of corn and natural gas (our two largest single components of costs of goods sold), as well as all other components of cost of goods sold, which includes processing ingredients, electricity, and wages, salaries and benefits of production personnel, and the approximate percentage of costs of those components to total costs of goods sold in our unaudited condensed consolidated statements of operations for the six months ended April 30, 2017:

	Six Months Ended April 30, 2017
	Cost	% of Cost of Goods Sold
	(in thousands)
Corn costs	$70,019	72.5%
Natural gas costs	6,480	6.7%
All other components of costs of goods sold	20,078	20.8%
Total Cost of Goods Sold	$96,577	100.0%

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

Corn

Our cost of goods sold related to corn was approximately 4.8% less for the six months ended April 30, 2017 compared to the same period of 2016, due primarily to an approximately 6.3% decrease in the average price per bushel paid for corn, which was offset by a 1.5% increase in the number of bushels of corn processed from period to period.  For the six months ended April 30, 2017 and 2016, our plants processed approximately 21.8 million and 21.4 million bushels of corn, respectively. The corn-ethanol price spread (the difference between the price per gallon of ethanol and the price per bushel of grain divided by 2.8) for the six months ended April 30, 2017, was approximately $0.16 greater than the corn-ethanol price spread we experienced for same period of 2016. The decrease in corn prices was primarily driven by the strong corn harvest in the fall of 2016, resulting in a sufficient local supply of corn to the market.

We had a gain related to corn derivative instruments of approximately $546,000 for the six months ended April 30, 2017, which decreased our cost of goods sold. We had a  loss related to corn derivative instruments of approximately $23,000 for the six months ended April 30, 2016, which increased our cost of goods sold. We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.

Natural Gas

For the six months ended April 30, 2017, we experienced a 31.8% increase in our overall natural gas costs compared to the same period of 2016.  Additionally, natural gas costs comprised a slightly larger portion of our cost of goods sold from period to period increasing to approximately 6.7% from approximately 5.0% for the six months ended April 30, 2017 and 2016, respectively. The increase in natural gas costs was primarily due to higher energy prices during the 2017 period.  Our higher average price per MMBTU of natural gas for the six month ended April 30, 2017, was due to increased domestic and export demand during the 2017 period and lower natural gas production during 2016 which used up natural gas stocks.  Comparatively, natural gas prices were lower in the 2016 period due to large natural gas stocks that built up in 2015.

We had no gain or loss on natural gas derivative instruments during the six months ended April 30, 2017. In comparison, our natural gas derivative positions resulted in a gain of approximately $32,000 during the six months ended April 30, 2016, which decreased our cost of goods sold.

Operating Expenses

Our operating expenses increased by approximately 10.4% for the six months ended April 30, 2017 compared to the same period ended 2016. This increase was primarily due to an increase in our property taxes which was a result of the expiration of the State of Minnesota’s JOBZ program, which expired on December 31, 2015.

Operating Income

We had income from operations of approximately $7.6 million for the six months ended April 30, 2017, compared to income from operations of approximately $817,000 for the six months ended April 30, 2016. This increase resulted largely from increased prices for our ethanol relative to the price of corn and improved operating margin.

Other Income (Expense), Net

We had net other income of approximately $342,000 during the six months ended April 30, 2017 compared to net other expense of approximately $77,000 the six months ended April 30, 2016.  We had more other income during the six months ended April 30, 2017 compared to the six months ended April 30, 2016 due to patronage income and decreased interest expense as a result of fewer borrowings under our credit facilities during the 2017 period.

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

Changes in Financial Condition at April 30, 2017 and October 31, 2016

The following table highlights our financial condition at April 30, 2017 and October 31, 2016 (amounts in thousands):

	April 30, 2017	October 31, 2016
	(unaudited)
Current Assets	$32,765	$40,349
Total Assets	$110,590	$121,470
Current Liabilities	$6,834	$14,337
Long-Term Debt, less currrent portion	$1,282	$1,394
Members' Equity attributable to Granite Falls Energy, LLC	$78,521	$83,685
Non-controlling Interest	$23,954	$22,056

Total assets decreased approximately 9.0%  at April 30, 2017 compared to October 31, 2016. The decrease in our total assets is primarily due to an approximately $7.6 million decrease in total current assets at April 30, 2017 compared to October 31, 2016. The change in our current assets is due to decreases of approximately $6.0 million in accounts receivable, $4.3 million in inventory and $871,000 decrease in the value of our commodity derivative instruments at April 30, 2017, offset by an approximately $3.2 million increase in cash on hand. Also contributing to the decrease in total assets was a decrease of approximately $4.0 million in net property and equipment due to depreciation expense during the six months ended April  30, 2017, offset by capital expenditures.

Current liabilities decreased by approximately $7.5 million at April 30, 2017 compared to October 31, 2016.  This decrease was mainly due to decreases of approximately $3.7 million in corn payable to FCE, approximately $2.3 million in accounts payable, and approximately  $1.9 million in checks drawn in excess of bank balance at April 30, 2017 compared to October 31, 2016. The decrease in our corn payable to FCE and accounts payable is due to the timing of payments to vendors and lower corn prices during the six months ended April 30, 2017 which reduced the amount of corn payable at April 30, 2017.  Our outstanding checks drawn in excess of our bank balance represents any checks that HLBE has issued which have not yet been cashed which exceed the cash HLBE has in its bank account. Checks that HLBE issues are paid from its revolving term loans and any cash that it generates is used to pay down outstanding balances on its line of credit with AgStar.

Our long-term debt decreased approximately $112,000 at April 30, 2017 compared to October 31, 2016. The decrease is mostly due to payments on the note payable to the minority owner of Agrinatural, as well as payments on the note payable to the electric company and assessments paid under industrial water supply treatment agreement with the City of Heron Lake and Jackson County.

Members’ equity attributable to Granite Falls Energy, LLC at April 30, 2017 compared to October 31, 2016 decreased by approximately $5.2 million. The approximately 6.2% decrease was related to the distribution to our members of approximately $11.2 million during January 2017, offset by our approximately $6.0 million of net income attributable to GFE during the six months ended April 30, 2017.

Noncontrolling interest totaled approximately $24.0 million and $22.1 million at April 30, 2017 and October 31, 2016, respectively.  This is directly related to recognition of the 49.3% noncontrolling interest in HLBE.

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

Cash Flows

The following table shows our cash flows for the six months ended April 30, 2017 and 2016 (amounts in thousands):

	2017	2016
	(unaudited)	(unaudited)
Net cash provided by operating activities	$17,961	$13,141
Net cash used in investing activities	$(1,475)	$(2,612)
Net cash used in financing activities	$(13,242)	$(12,661)
Net increase (decrease) in cash	$3,244	$(2,132)

Operating Cash Flows

During the six months ended April 30, 2017, cash flows from operating activities increased by approximately $4.8 million compared to the six months ended April 30, 2016. This increase from period to period resulted largely from an approximately $7.2 million increase in our net income, offset by a net decrease of approximately $2.6 million of various working capital items from period to period.

Investing Cash Flows

Cash used in investing activities was approximately $1.1 million less for the six months ended April 30, 2017, compared to the six months ended April 30, 2016. This decrease was due primarily to reduced payments of approximately $1.8 million for capital expenditures for the six months ended April 30, 2017.  This decrease was partially offset by $750,000 of cash used by GFE during the six months ended April 30, 2017 for the initial payment on our subscription for its Ringneck investment. Comparatively, during the six months ended April 30, 2016, we used cash at the GFE plant for our grain bin storage expansion and at HLBE plant for our RTO replacement project,  as well as plant improvements.

Financing Cash Flows

Cash used in financing activities was approximately $581,000 more for the six months ended April 30, 2017 compared to the same period of 2016. For the six months ended April 30, 2017, we made payments of approximately $11.2 million in distributions to our unit holders, approximately $1.9 million reduction in checks drawn in excess of bank balance, principal payments of approximately $158,000 on HLBE’s long-term debt, and purchased approximately $47,000 of units in HLBE.  In comparison, for the same period in 2016,  we made payments of approximately $9.6 million in distributions to our unit holders and approximately $2.0 million to non-controlling interests, approximately $838,000 reduction in checks drawn in excess of bank balance, principal payments of approximately $7.8 million on HLBE’s long-term debt,  offset by approximately proceeds of approximately $9.9 million on HLBE’s long-term debt.

Indebtedness

GFE’s United FCS Credit Facility

GFE has a credit facility with United FCS consisting of a long-term revolving term loan. The credit facility with United FCS is secured by substantially all of GFE’s assets. There are no savings account balance collateral requirements as part of this credit facility.  CoBank serves as administrative agent for this credit facility.

Under GFE’s long-term revolving term loan, GFE could initially borrow, repay, and re-borrow up to $18.0 million. However, the aggregate principal commitment available for borrowing under this facility reduces by $2.0 million semi-annually, beginning September 1, 2014, with the final payment due on March 1, 2018.  There was no outstanding balance on the revolving term loan at January 31, 2017. Therefore, the aggregate principal amount available for borrowing under this revolving term loan facility at April 30, 2017 and October 31, 2016 was $10.0 million and $8.0 million, respectively.

The interest rate is based on the bank's One Month London Interbank Offered Rate (“LIBOR”) Index Rate, plus 3.05%, which equated to 4.05% and 3.25% at April 30, 2017 and October 31, 2016, respectively.

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

As of April 30, 2017, GFE was in compliance with these financial covenants. Management’s current financial projections indicate that GFE will be in compliance with its financial covenants for the next 12 months and we expect to remain in compliance thereafter. However, if market conditions deteriorate in the future, circumstances may develop which could result in GFE violating the financial covenants or other terms of its credit facility. If GFE fails to comply with the terms of its credit agreement with United FCS, and United FCS refuses to waive the non-compliance, United FCS could terminate the credit facility and any commitment to loan funds to GFE.

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

Pursuant to a pledge agreement and commercial security agreement entered into in connection with the Fagen Energy loan, GFE’s obligations are secured by all of its right, title, and interest in its investment in Ringneck, including the 1,500 units subscribed for by GFE. The loan is non-recourse to all of GFE’s other assets, meaning that in the event of default, the only remedy available to Fagen Energy will be to foreclose and seize all of GFE’s right, title and interest in its investment in Ringneck. GFE expects to use the proceeds of the loan to finance its balance of its investment in Ringneck.  As of April 30, 2017 and October 31, 2016, there were no amounts outstanding under this credit facility.

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

Under the AgStar revolving term note, HLBE may borrow, repay, and re-borrow up to the aggregate principal commitment. The revolving term loan principal commitment, initially $28.0 million, declines by $3.5 million on March 1 each year until maturity. There was no outstanding balance on the revolving term loan at April 30, 2017 or October 31, 2016. Therefore, the aggregate principal commitment under this facility at April 30, 2017 and October 31, 2016 was $17.5 million and $21.0 million, respectively.

Interest on the revolving term loan accrues at a variable rate equal to 3.25% above the One-Month LIBOR Index rate, which was 4.25% and 3.45% at April 30, 2017 and October 31, 2016, respectively. HLBE may elect to enter into a fixed interest rate on this loan at various times throughout the term of the loan as provided in the loan agreements.

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

As of April 30, 2017 and October 31, 2016, HLBE was in compliance with these loan covenants. Management’s current financial projections indicate that HLBE will be in compliance with its financial covenants for the next 12 months and we expect to remain in compliance thereafter. However, if market conditions deteriorate in the future, circumstances may develop which could result in HLBE violating the financial covenants or other terms of its AgStar credit facility. If HLBE fails to comply with the terms of its credit agreement with AgStar, and AgStar refuses to waive the non-compliance, AgStar could terminate the credit facility and any commitment to loan funds to HLBE.

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

There was a total of approximately $1.6 million in outstanding water revenue bonds at April 30, 2017 and October 31, 2016. HLBE classifies its obligations under these bonds as assessments payable. The interest rates on the bonds range from 0.50% to 8.73%.

To fund the purchase of the distribution system and substation for the plant, HLBE entered into a loan agreement with Federated Rural Electric Association pursuant to which HLBE borrowed $600,000 by a secured promissory note. Under the note HLBE is required to make monthly payments to Federated Rural Electric Association of $6,250 consisting of principal and an annual fee of 1% beginning on October 10, 2009. In exchange for this loan, Federated Rural Electric Association was granted a security interest in the distribution system and substation for the plant. The balance of this loan was approximately $31,000 and $69,000 at April 30, 2017 and October 31, 2016, respectively.

HLBE also has a note payable to the noncontrolling owner of Agrinatural in the amount of in the amount of $100,000 and $200,000 at April 30, 2017 and October 31, 2016, respectively. Interest on the note is the One-Month LIBOR rate plus 4.0% and the note is due on demand. Payment of the note is due on demand at the discretion of the board of managers of Agrinatural.  The interest rate on this note payable was 5.00% and 4.53% at April 30, 2017 and October 31, 2016, respectively.

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

The balance of this loan was approximately $2.2 million at April 30, 2017 and $2.4 million at October 31, 2016.

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

The balance of this loan was approximately $2.8 million at April 30, 2017 and $2.9 million at October 31, 2016.

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

At April 30, 2017, our critical accounting estimates continue to include those described in our annual report on Form 10-K for the fiscal year ended October 31, 2016. Management has not changed the method of calculating and using estimates and assumptions in preparing our condensed consolidated unaudited financial statements in accordance with generally accepted accounting principles in the United States of America.

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

As of April 30, 2017, GFE had no exposure to interest rate risk as we had no amounts outstanding on our credit facility with United FCS.  As of April 30, 2017, HLBE’s exposure to interest rate risk results primarily from its its note payable to the noncontrolling owner of Agrinatural, as HLBE had no exposure to interest rate risk under its credit facility with AgStar as it had no amounts outstanding under this credit facility.  Below is a sensitivity analysis we prepared regarding HLBE's income exposure to changes in interest rates.

The sensitivity analysis below shows the anticipated effect on our income from a 10% adverse change in interest rates for a one-year period.

Outstanding Variable
Rate Debt at	Interest Rate at	Interest Rate Following 10%	Approximate Adverse
April 30, 2017	April 30, 2017	Adverse Change	Change to Income
$100,000	5.00%	5.50%	$500

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

As of April 30, 2017, GFE had price protection in place for approximately 10% of its anticipated corn needs and approximately 10% of its ethanol sales for the next 12 months. As of April 30, 2017, HBLE had price protection in place for approximately 15% of its anticipated corn needs and approximately 10% of its ethanol sales for the next 12 months. Through these contracts we hope to minimize risk from future market price fluctuations and basis fluctuations. As input prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for us.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the fair value of our corn and natural gas prices and average ethanol price as of April 30, 2017, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for both of the GFE and HLBE plants for a one year period from April 30, 2017.

The results of this sensitivity analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements		Hypothetical Adverse Change in
	for the next 12 months		Price as of	Approximate Adverse Change to
	(net of forward and futures contracts)	Unit of Measure	April 30, 2017	Income
Ethanol	120,200,000	Gallons	10%	$17,100,000
Corn	38,400,000	Bushels	10%	$12,200,000
Natural Gas	3,400,000	MMBTU	10%	$1,200,000

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

Effectiveness of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and General Manager (the principal executive officer), Steve Christensen, along with our Chief Financial Officer (the principal financial officer), Stacie Schuler, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2017. Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A.   Risk Factors

The risk factors below should be read in conjunction with the risk factors previously discussed in Item 1A of our Form 10-K for the fiscal year ended October 31, 2016, as supplemented by the risk factors disclosed in Item 1A of our Form 10-Q for the three months ended January 31, 2017. Additional risks and uncertainties, including risks and uncertainties not presently known to us, or that we currently deem immaterial, could also have an adverse effect on our business, financial condition and/or results of operations.

The Brazilian sugarcane industry and ethanol producers are pushing for tariffs on ethanol imported to Brazil.  If a tariff is implemented, it could negatively impact market ethanol prices.

In response to efforts of the Brazilian sugarcane industry and ethanol producers, the Brazilian government is currently contemplating implementing a tariff on ethanol produced in the United States and exported to Brazil.  If imposed, tariffs are expected to be at levels of 16% to 20%.  The Brazilian government is expected to make a final decision on the potential tariff over the summer 2017.  We cannot estimate the exact effect this tariff would have on the overall domestic ethanol market.  However, it is possible a tariff at the levels contemplated could reduce export demand for U.S. ethanol in Brazil. As a result, it could lead to an oversupply of ethanol in the United States which could negatively impact domestic ethanol prices. Ethanol prices may decrease to a level which does not allow us to operate our ethanol plants profitably.

Many ethanol producers are expanding their production capacity which could lead to an oversupply of ethanol in the United States.

Recently, many ethanol producers have commenced projects to expand their ethanol production capacities. These expansions could result in a significant increase in the supply of ethanol in the United States. Currently, ethanol prices are supported by ethanol exports which may not continue at their current levels. While many in the ethanol industry are working to increase the amount of ethanol that is used domestically, specifically in the form of E15, which contains 15% ethanol as compared to the 10% ethanol which is used in most current blends, adoption of E15 has not been as rapid as most ethanol producers would like. Also, the additional ethanol capacity which is being constructed may exceed current domestic and export demand. If an oversupply of ethanol were to occur, it could negatively impact domestic ethanol prices which could negatively impact our ability to profitably operate our ethanol plants.

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

101

The following financial information from Granite Falls Ethanol, LLC's Quarterly Report on Form 10-Q for the three and six months ended April 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at April 30, 2017 and October 31, 2016; (ii) the Condensed Consolidated Statements of Operations for the three and six months ended April 30, 2017 and 2016; (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended April 30, 2017 and 2016; and (iv) Notes to Condensed Consolidated Unaudited Financial Statements.*

*   Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANITE FALLS ENERGY, LLC

Date: June 14, 2017	/s/ Steve Christensen
Steve Christensen
Chief Executive Officer

/s/ Stacie Schuler
Date: June 14, 2017	Stacie Schuler
Chief Financial Officer