Form 10-Q
period 2017-07-31
Granite Falls Energy, LLC
filed 2017-09-14
CIK 1181749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended July 31, 2017

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

☐Yes    ☒No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of September 14, 2017 there were 30,606 membership units outstanding.

PART IFINANCIAL INFORMATION

Item 1.  Financial Statements

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	July 31, 2017	October 31, 2016
ASSETS	(unaudited)
Current Assets
Cash	$20,375,684	$13,797,857
Restricted cash	144,345	—
Accounts receivable	2,187,964	6,654,994
Inventory	12,898,923	18,341,413
Commodity derivative instruments	311,382	1,228,926
Prepaid expenses and other current assets	565,715	325,989
Total current assets	36,484,013	40,349,179

Property and Equipment, net	73,711,995	78,968,016

Goodwill	1,372,473	1,372,473

Investment Deposit	750,000	—

Other Assets	752,643	781,254

Total Assets	$113,071,124	$121,470,922

LIABILITIES AND MEMBERS' EQUITY
Current Liabilities
Current maturities of long-term debt	$436,341	$490,057
Checks drawn in excess of bank balance	—	1,866,683
Accounts payable	4,403,666	5,624,840
Corn payable to FCE	1,368,098	5,358,111
Accrued expenses	544,588	997,319
Total current liabilities	6,752,693	14,337,010

Long-Term Debt, less current portion	1,122,391	1,393,669

Commitments and Contingencies

Members' Equity
Members' equity attributable to Granite Falls Energy, LLC consists of 30,606 units authorized, issued, and outstanding at both July 31, 2017 and October 31, 2016	80,570,226	83,684,529
Non-controlling interest	24,625,814	22,055,714
Total members' equity	105,196,040	105,740,243

Total Liabilities and Members' Equity	$113,071,124	$121,470,922

Notes to Condensed Consolidated Unaudited Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

	Three Months Ended July 31,		Nine Months Ended July 31,
	2017	2016	2017	2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues	$54,250,994	$58,018,553	$161,629,116	$159,994,605

Cost of Goods Sold	50,047,853	51,716,678	146,624,568	149,986,152

Gross Profit	4,203,141	6,301,875	15,004,548	10,008,453

Operating Expenses	1,463,014	1,284,016	4,654,769	4,174,358

Operating Income	2,740,127	5,017,859	10,349,779	5,834,095

Other Income (Expense):
Other income, net	51,660	2,962	462,533	101,769
Interest income	16,730	1,848	23,614	6,384
Interest expense	(86,688)	(152,403)	(162,295)	(333,045)
Total other income (expense), net	(18,298)	(147,593)	323,852	(224,892)

Net Income	$2,721,829	$4,870,266	$10,673,631	$5,609,203

Less: Net Income Attributable to Non-controlling Interest	(672,208)	(1,377,444)	(2,616,744)	(1,405,337)

Net Income Attributable to Granite Falls Energy, LLC	$2,049,621	$3,492,822	$8,056,887	$4,203,866

Weighted Average Units Outstanding - Basic and Diluted	30,606	30,606	30,606	30,606

Amounts attributable to Granite Falls Energy, LLC:

Net Income Per Unit - Basic and Diluted	$66.97	$114.12	$263.25	$137.35

Distributions Per Unit	$—	$—	$365.00	$315.00

Notes to Condensed Consolidated Unaudited Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended July 31,
	2017	2016
	(unaudited)	(unaudited)
Cash Flows from Operating Activities:
Net income	$10,673,631	$5,609,203
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	7,094,707	7,212,835
Change in fair value of commodity derivative instruments	(461,723)	716
Gain on sale of assets	(95,300)	—
Changes in operating assets and liabilities:
Restricted cash	(144,345)	(1,800,483)
Commodity derivative instruments	1,379,267	1,537,986
Accounts recievable	4,467,030	2,747,632
Inventory	5,442,490	1,449,015
Prepaid expenses and other current assets	(239,726)	(191,716)
Accounts payable	(5,299,721)	(1,630,272)
Accrued expenses	(452,731)	(8,830)
Net Cash Provided by Operating Activities	22,363,579	14,926,086

Cash Flows from Investing Activities:
Payment for investment deposit	(750,000)	—
Payments for capital expenditures	(1,721,541)	(4,238,444)
Proceeds from disposal of assets	95,300	—
Net Cash Used in Investing Activities	(2,376,241)	(4,238,444)

Cash Flows from Financing Activities:
Proceeds from long-term debt	—	9,820,223
Payments on long-term debt	(324,994)	(9,860,232)
Payments on checks drawn in excess of bank balance	(1,866,683)	(347,235)
Purchase of subsidiary units attributable to non-controlling interest	(46,644)	—
Distributions to non-controlling interests	—	(2,006,558)
Member distributions paid	(11,171,190)	(9,640,887)
Net Cash Used in Financing Activities	(13,409,511)	(12,034,689)

Net Increase (Decrease) in Cash	6,577,827	(1,347,047)

Cash - Beginning of Period	13,797,857	12,696,536

Cash - End of Period	$20,375,684	$11,349,489

Supplemental Cash Flow Information
Cash paid during the period for:
Interest expense	$162,295	$333,045

Supplemental Disclosure of Noncash Investing and Financing Activities
Capital expenditures and construction in process included in accounts payable	$88,534	$154,169

Notes to Condensed Consolidated Unaudited Financial Statements are an integral part of this Statement.

Granite Falls Energy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

July 31, 2017

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

Basis of Presentation and Principles of Consolidation

The condensed consolidated unaudited financial statements as of July 31, 2017 consolidate the operating results and financial position of GFE, and its approximately 50.7% owned subsidiary, HLBE (through GFE's 100% ownership of Project Viking, LLC). Given the Company’s control over the operations of HLBE and its majority voting interest, the Company consolidates the condensed consolidated unaudited financial statements of HLBE with GFE's condensed consolidated unaudited financial statements. The remaining 49.3% ownership of HLBE is included in the condensed consolidated unaudited financial statements as a non-controlling interest. HLBE, through its wholly owned subsidiary, HLBE Pipeline Company, LLC, owns approximately 73% of Agrinatural. Given HLBE’s control over the operations of Agrinatural and its majority voting interest, HLBE consolidates the financial statements of Agrinatural with its consolidated unaudited financial statements, with the equity and earnings attributed to the remaining approximately 27% noncontrolling interest. All significant intercompany balances and transactions are eliminated in consolidation.

The accompanying condensed consolidated unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s audited consolidated financial statements for the year ended October 31, 2016, contained in the Company’s annual report on Form 10-K.

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

July 31, 2017

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

July 31, 2017

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

Investment

On  November 1, 2016, GFE subscribed to purchase 1,500 capital units of Ringneck Energy & Feed, LLC (“Ringneck”) at a price of $5,000 per unit for a total of $7,500,000.  GFE paid a down payment of $750,000 in connection with the subscription, and signed a promissory note for $6,750,000 for the remaining balance of the subscription. By letter dated July 12, 2017, GFE was notified of Ringneck’s acceptance of GFE’s subscription and that payment of the balance of GFE’s subscription due under the promissory note was due not later than August 2, 2017.  Subsequent to the end of the third fiscal quarter, on August 2, 2017, GFE borrowed $7.5 million under its credit facility with Project Hawkeye, LLC (“Project Hawkeye”), an affiliate of Fagen, Inc., which is a member of GFE, and paid $6,750,000 to Ringneck as payment of the remaining balance of GFE’s subscription.  See Note 6 below for the terms of GFE’s credit facility with Project Hawkeye.

Ringneck is a South Dakota limited liability company that intends to build an 80 million gallon per year ethanol manufacturing plant in outside of Onida, South Dakota in Sully County. GFE’s investment is sufficient to secure the

Granite Falls Energy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

July 31, 2017

Company the right to appoint one director to the board of directors of Ringneck and GFE has appointed Steve Christensen, its CEO to serve as its appointed director.

The investment will be accounted for by the equity method, under which the Company’s share of the net income of the investee is recognized as income in the Company’s Consolidated Statement of Operations and added to the investment account, and distributions received from the affiliates are treated as a reduction of the investment.

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

The Company's operating and financial performance is largely driven by the prices at which they sell ethanol and the net expense of corn. The price of ethanol is influenced by factors such as supply and demand, the weather, government policies and programs, and unleaded gasoline prices and the petroleum markets as a whole. Excess ethanol supply in the market, in particular, puts downward pressure on the price of ethanol. Our largest cost of production is corn.  The cost of corn is generally impacted by factors such as supply and demand, the weather, government policies and programs, and our risk management program used to protect against the price volatility of these commodities. Market fluctuations in the price of and demand for these products may have a significant adverse effect on the Company’s operations, profitability and the availability and adequacy of cash flow to meet the Company’s working capital requirements.

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

On November 23, 2016, the U.S. Environmental Protection Agency (the “EPA”) announced the final rule for 2017 Renewable Volume Obligation (“RVO”) requirements, which is set at 15.0 billion gallons for corn-based ethanol, which equates to the original requirements set by the RFS.  On March 20, 2017, the previously announced 2017 RVOs went into effect.

On July 5, 2017, the EPA announced the proposed rule for 2018 RVOs, which maintains the number of gallons that may be met by corn-based ethanol at 15.0 billion gallons. However, the total 2018 annual volume requirement for renewable fuel in the proposed 2018 rule is set at 19.24 billion gallons of renewable fuels, significantly below the 26 billion gallons statutorily mandated for 2018. According to the RFS, if mandatory renewable fuel volumes are reduced by at least 20% for two consecutive years, the EPA is required to modify, or reset, statutory volumes through 2022. With the 2018 being the first year the total proposed RVOs are more than 20% below statutory levels, the EPA administrator has directed  EPA staff to initiate the required technical analysis to inform a reset rule. If 2019 RVOs are also more than 20% below statutory levels, an RVO reset will be triggered under the RFS. This will require the EPA to modify statutory volumes through 2022 within one year of the trigger event, with the standard for review based on the same factors to be utilized when the EPA sets RVOs post-2022.

Granite Falls Energy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

July 31, 2017

Beginning in January 2016, various ethanol and agricultural industry groups petitioned a federal appeals court to hear a legal challenge to of the EPA’s decision to reduce the total renewable fuel volume requirements for 2016 through use of its “inadequate domestic supply” waiver authority. On July 28, 2017, the U.S. Court of Appeals for the D.C. Circuit ruled in favor of the petitioners, concluding the EPA erred in its exercise of  “inadequate domestic supply” waiver authority by considering demand-side constraints. As a result, the Court vacated the EPA’s decision to reduce the total renewable fuel volume requirements for 2016, and remanded to the EPA to address the 2016 total renewable fuels volume requirements. While management believes the decision should benefit the ethanol industry overall by clarifying the EPA's waiver analysis is limited to consideration of  supply-side factors only, no direct impact on the Company is expected from the decision.

Ethanol has historically traded at a discount to gasoline. However, any declines in crude oil and unleaded gasoline prices could have a negative impact on the market price of ethanol which could cause ethanol to trade at a premium to gasoline.  When ethanol trades at a premium to gasoline, a disincentive for discretionary blending of ethanol beyond the required RFS blend rate results.

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

3.   INVENTORY

Inventories consist of the following:

	July 31, 2017	October 31, 2016
	(unaudited)
Raw materials	$2,351,698	$9,098,492
Supplies	2,768,156	2,755,958
Work in process	1,303,901	1,347,754
Finished goods	6,475,168	5,139,209
Totals	$12,898,923	$18,341,413

The Company performs a lower of cost or net realizable value analysis on inventory to determine if the market values of certain inventories are less than their carrying value, which is attributable primarily to decreases in market prices of corn and ethanol. Based on the lower of cost or net realizable value analysis, the Company recorded a loss on ethanol inventories, as a component of cost of goods sold, of approximately $65,000 and $108,000 for the nine months ended July 31, 2017 and 2016, respectively.

4.   DERIVATIVE INSTRUMENTS

As of July 31, 2017, the total notional amount of GFE’s outstanding corn derivative instruments was approximately 3,760,000 bushels, comprised of long corn positions on 2,000,000 bushels that were entered into to hedge forecasted ethanol sales through September 2017, and short corn positions on 1,760,000 bushels that were entered into to hedge forecasted corn purchases through December 2018. There may be offsetting positions that are not shown on a net basis that could lower the notional amount of positions outstanding as disclosed above.

As of July 31, 2017, the total notional amount of GFE’s outstanding ethanol derivative instruments was approximately 1,260,000 gallons that were entered into to hedge forecasted ethanol sales through September 2017.

As of July 31, 2017, GFE had no restriced cash and approximately $95,000 due to a broker related to corn derivatives held by a broker.

Granite Falls Energy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

July 31, 2017

As of July 31, 2017, the total notional amount of HLBE’s outstanding corn derivative instruments was approximately 4,800,000 bushels, comprised of long corn positions on 2,000,000 bushels that were entered into to hedge forecasted ethanol sales through September 2017, and short corn positions on 2,800,000 bushels that were entered into to hedge forecasted corn purchases through December 2018. There may be offsetting positions that are not shown on a net basis that could lower the notional amount of positions outstanding.

As of July 31, 2017, the total notional amount of HLBE’s outstanding ethanol derivative instruments was approximately 1,260,000 gallons that were entered into to hedge forecasted ethanol sales through September 2017.

As of July 31, 2017,  HLBE had approximately $144,000 of cash collateral (restricted cash) and approximately $95,000 due to broker related to corn derivatives held by a broker.

The following tables provide details regarding the Company's derivative instruments at July 31, 2017, none of which were designated as hedging instruments:

	Consolidated Balance Sheet location	Assets	Liabilities
Corn contracts - GFE	Commodity derivative instruments	$104,875	$—
Corn contracts - HLBE	Commodity derivative instruments	104,275	—
Ethanol contracts - GFE	Commodity derivative instruments	51,116	—
Ethanol contracts - HLBE	Commodity derivative instruments	51,116	—
Totals		$311,382	$—

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

The following tables provide details regarding the gains (losses) from Company's derivative instruments in statements of operations, none of which are designated as hedging instruments:

	Statement of	Three Months Ended July 31,		Nine Months Ended July 31,
	Operations Location	2017	2016	2017	2016
Corn contracts	Cost of Goods Sold	$287,865	$1,261,468	$857,218	$1,238,098
Ethanol contracts	Revenues	(122,765)	(1,375,892)	(395,495)	(1,271,172)
Natural gas contracts	Cost of Goods Sold	—	—	—	32,358
Total gain (loss)		$165,100	$(114,424)	$461,723	$(716)

Granite Falls Energy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

July 31, 2017

5.   FAIR VALUE

The following table provides information on those derivative assets and liabilities measured at fair value on a recurring basis at July 31, 2017:

			Fair Value Measurement Using
	Carrying Amount in		Quoted Prices	Significant Other	Significant
	Consolidated Balance Sheet		in Active Markets	Observable Inputs	Unobservable Inputs
Financial Asset:	July 31, 2017	Fair Value	(Level 1)	(Level 2)	(Level 3)
Commodity Derivative Instruments - Corn	$209,150	$209,150	$209,150	$—	$—
Commodity Derivative Instruments - Ethanol	$102,232	$102,232	$—	$102,232	$—

The following table provides information on those derivative assets measured at fair value on a recurring basis at October 31, 2016:

			Fair Value Measurement Using
	Carrying Amount in		Quoted Prices	Significant Other	Significant
	Consolidated Balance Sheet		in Active Markets	Observable Inputs	Unobservable Inputs
Financial Asset:	October 31, 2016	Fair Value	(Level 1)	(Level 2)	(Level 3)
Commodity Derivative Instruments - Corn	$451,575	$451,575	$451,575	$—	$—
Commodity Derivative Instruments - Ethanol	$777,351	$777,351	$777,351	$—	$—

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

Granite Falls Energy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

July 31, 2017

6.   DEBT FACILITIES

Debt financing consists of the following:

	July 31, 2017	October 31, 2016
	(unaudited)
GRANITE FALLS ENERGY:
Revolving term loan, see terms below.	$—	$—
Term note payable to Fagen Energy, see terms below.	—	—

HERON LAKE BIOENERGY:
Revolving term note payable to lending institution, see terms below.	—	—
Assessment payable as part of water treatment agreement, due in semi-annual installments of $189,393 with interest at 6.55%, enforceable by statutory lien, with the final payment due in 2021. HLBE made deposits for one years' worth of debt service payments of approximately $364,000, which is included with other assets that are held on deposit to be applied with the final payments of the assessment.	1,379,074	1,517,046
Assessment payable as part of water supply agreement, due in monthly installments of $3,942 with interest at 8.73%, enforceable by statutory lien, with the final payment due in 2019.	67,158	97,930
Note payable to electrical company with monthly payments of $6,250 with interest at 0.00% and a 1.00% maintenance fee due each October, due September 2017. The electrical company is a member of HLBE.	12,500	68,750
Note payable to non-controlling interest member of Agrinatural. Interest is at One Month LIBOR plus 4.0%, which was approximately 5.23% and 4.53% at July 31, 2017 and October 31, 2016, respectively. The note is considered due on demand with payments due at Agrinatural's Board of Managers' discretion.	100,000	200,000
Totals	1,558,732	1,883,726
Less: amounts due within one year	436,341	490,057
Net long-term debt	$1,122,391	$1,393,669

Granite Falls Energy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

July 31, 2017

Granite Falls Energy:

GFE has a revolving term loan facility, under which GFE could initially borrow, repay, and re-borrow in an amount up to $18,000,000.  However, the amount available for borrowing by GFE under this facility reduces by $2,000,000 semi-annually, beginning September 1, 2014, with final payment due March 1, 2018. GFE had no outstanding balance on the revolving term loan at July 31, 2017 and October 31, 2016. Therefore, the aggregate amount available for borrowing by GFE on this facility was $8,000,000 and $10,000,000 at July 31, 2017 and October 31, 2016. The amount available for borrowing under this facility was further reduced at September 1, 2017 to $6,000,000.

The interest rate is based on the bank's One Month London Interbank Offered Rate (“LIBOR”) Index Rate, plus 3.05%, which equated to 4.28% and 3.25% at July 31, 2017 and October 31, 2016, respectively.

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

In connection with GFE’s subscription for investment in Ringneck in November 2016, GFE entered into a credit facility with Fagen Energy, LLC (“Fagen Energy”), an affiliate of Fagen, Inc., which is a member of GFE. The Fagen Energy credit facility would have allowed GFE to borrow up to $7.5 million of variable-rate, amortizing non-recourse debt from Fagen Energy using the Ringneck investment as collateral. Subsequent to the end of the third fiscal quarter, on August 2, 2017, GFE executed a termination and replacement agreement with Fagen Energy and Project Hawkeye, also an affiliate of Fagen, Inc., to terminate the Fagen Energy credit facility and the loan agreements entered into in conection with the Fagen Energy credit facility, and secure a replacement credit facility with Project Hawkeye on substantially the same as the terms under the terminated credit facility with Fagen Energy. On August 2, 2017, the Fagen Energy credit facility was terminated and there were no amounts outstanding at termination.

On August 2, 2017, simultaneously with the termination of the Fagen Energy credit facility, GFE entered into a replacement credit facility with Project Hawkeye. The terms of the replacement credit facility allow GFE to borrow up to $7.5 million of variable-rate, amortizing non-recourse debt from Project Hawkeye using the Ringneck investment as collateral.  The Project Hawkeye loan bears interest from date funds are first advanced on the loan through maturity, at a rate per annum equal to the sum of (x) the One Month LIBOR Index Rate plus (y) 3.05% per annum, with an interest rate floor of 3.55%.

The Project Hawkeye loan  requires annual interest payments only for the first two years of the loan and monthly principal and interest payments for years 3 through 9 based on a 7-year amortization period.  The monthly amortized payments will be re-amortized following any change in interest rate. The entire outstanding principal balance of the loan, plus any accrued and unpaid interest thereon, is due and payable in full on August 2, 2026. GFE is permitted to voluntarily prepay all or any portion of the outstanding balance of this loan at any time without premium or penalty.

Pursuant to a pledge agreement entered into in connection with the Project Hawkeye loan, GFE’s obligations are secured by all of its right, title, and interest in its investment in Ringneck, including the 1,500 units subscribed for by GFE. The loan is non-recourse to all of GFE’s other assets, meaning that in the event of default, the only remedy available to Project Hawkeye will be to foreclose and seize all of GFE’s right, title and interest in its investment in Ringneck.

As of July 31, 2017, there were no amounts outstanding under this credit facility.  Subsequent to the end of the third fiscal quarter, on August 2, 2017, GFE borrowed $7.5 million under the Project Hawkeye credit facility to finance the balance of its investment in Ringneck.

Granite Falls Energy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

July 31, 2017

Heron Lake BioEnergy:

HLBE has a revolving term note payable with a lender, under which HLBE could initially borrow, repay, and re-borrow in an amount up to $28,000,000 at any time prior to the March 1, 2022 maturity date. However, the amount available for borrowing by HLBE under this facility reduces by by $3,500,000 annually, beginning March 1, 2015 and continuing each anniversary thereafter until maturity.  HLBE had no outstanding balance on the revolving term note payable at July 31, 2017, and October 31, 2016.  Therefore, the aggregate principal amount available for borrowing by HLBE on this facility was $17,500,000 and $21,000,000 at July 31, 2017 and October 31, 2016, respectively.

Interest on the revolving term loan accrues at a variable rate equal to 3.25% above the One-Month LIBOR Index rate, which was 4.48% and 3.45% at July 31, 2017, and October 31, 2016, respectively. HLBE may elect to enter into a fixed interest rate on this loan at various times throughout the term of the loan as provided in the loan agreements.

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

As part of the credit facility closing, HLBE entered into an Administrative Agency Agreement with CoBank, ACP (“CoBank”).  CoBank purchased a participation interest in the revolving term loan and was appointed the administrative agent for the purpose of servicing the loan.  As a result, CoBank will act as the agent for lender with respect to the credit facility. HLBE agreed to pay CoBank an annual fee of $2,500 for its services as administrative agent.

Estimated annual maturities of debt at July 31, 2017, are as follows based on the most recent debt agreements:

2018	$436,341
2019	322,319
2020	318,253
2021	339,097
2022	142,722
Total debt	$1,558,732

7.   LEASES

GFE leases equipment, primarily rail cars, under operating leases through December 2026. Rent expense for these leases was approximately $770,000 and $804,000 for the three months ended July 31, 2017 and 2016, repectively, and approximately $2,395,000 and $2,510,000 for the nine months ended July 31, 2017 and 2016, repectively.

HLBE leases equipment, primarily rail cars, under operating leases through January 2027.  Rent expense for these leases was approximately $619,000 and $686,000 for the three months ended July 31, 2017 and 2016, repectively, and approximately $1,597,000 and $1,931,000 for the nine months ended July 31, 2017 and 2016, repectively

8.   MEMBERS' EQUITY

GFE has one class of membership units.   The units have no par value and have identical rights, obligations and privileges.  Income and losses are allocated to all members based upon their respective percentage of units held. As of July 31, 2017 and October 31, 2016, GFE had 30,606 membership units authorized, issued, and outstanding.

Granite Falls Energy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

July 31, 2017

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

9.   COMMITMENTS AND CONTINGENCIES

Corn Storage and Grain Handling Agreement and Purchase Commitments

GFE had a corn storage and grain handling agreement with Farmers Cooperative Elevator Company (FCE), a member. Under the agreement, GFE previously agreed to purchase all of the corn needed for the operation of the plant from FCE. The price of the corn purchased was the bid price the member establishes for the plant plus a set fee per bushel.

On February 27, 2017, GFE and FCE executed an amendment to the corn storage and grain handling agreement with an effective date of February 21, 2017.  Pursuant to the terms of the amendment, the parties agreed to amend their corn storage and grain handling agreement to accelerate the termination date of the agreement to midnight August 31, 2017.  Additionally, GFE began posting bids for the purchase of corn beginning June 1, 2017 and thereafter, but may not accept delivery of corn at its Granite Falls, Minnesota plant until September 1, 2017.  Subsequent to the end of third fiscal quarter, in exchange for the early termination, GFE paid an early termination fee to FCE of approximately $255,000, which was included as a component of corn payable to FCE within the condensed consolidated balance sheets at July 31, 2017. Prior to the amendment, the termination date of the corn storage and grain handling agreement was set to expire on November 2017.

At July 31, 2017, GFE had cash and basis contracts for forward corn contracts for approximately 3,049,000 bushels for delivery periods through December 2017.

At July 31, 2017,  HLBE had cash and basis contracts for forward corn purchase commitments for approximately 3,607,000 bushels for delivery periods through July 2018.

HLBE Corn Purchases - Members

HLBE purchased corn from board members of approximately $143,000 and $4,119,000 for the three months ended July 31, 2017 and 2016, respectively, and approximately $5,737,000 and $12,755,000 for the nine months ended July 31, 2017 and 2016, respectively.

Ethanol Contracts

At July 31, 2017, GFE had fixed and basis contracts to sell approximately $12,760,000 of ethanol for various delivery periods through September 2017.

At July 31, 2017, HLBE had fixed and basis contracts to sell approximately $12,528,000 of ethanol for various delivery periods through September 2017.

Granite Falls Energy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

July 31, 2017

Distillers' Grain Contracts

At July 31, 2017, GFE had forward contracts to sell approximately $1,000,000 of distillers' grain for deliveries through August 2017.

At July 31, 2017, HLBE had forward contracts to sell approximately $394,000 of distillers' grains for delivery through August 2017.

Corn Oil

At July 31, 2017, GFE had forward contracts to sell approximately $458,000 of corn oil for delivery through August 2017.

At July 31, 2017, HLBE had forward contracts to sell approximately $770,000 of corn oil for delivery through September 2017.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three and nine months ended July 31, 2017 and 2016. This discussion should be read in conjunction with the condensed consolidated unaudited financial statements and related notes in Item 1 of this report and the information contained in the Company's annual report on Form 10-K for the fiscal year ended October 31, 2016.

Disclosure Regarding Forward-Looking Statements

The Securities and Exchange Commission (“SEC”) encourages companies to disclose forward-looking information so investors can better understand future prospects and make informed investment decisions. As such, we have historical information, as well as forward-looking statements regarding our business, financial condition, results of operations, performance and prospects in this report.  All statements that are not historical or current facts are forward-looking statements. In some cases,  you can identify forward-looking statements by terms such as “anticipates”, “believes”, “could”, “estimates”, “expects”, “intends”, “may”, “plans”, “potential”, “predicts”, “projects”, “should”, “will”, “would”, and similar expressions.

Forward-looking statements are subject to a number of known and unknown risks, uncertainties and other factors, many of which may be beyond our control, and may cause actual results, performance or achievements to differ materially from those projected in, expressed or implied by forward-looking statements. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us are described more particularly in the “Risk Factors” section of our annual report on Form 10-K for the year ended October 31, 2016, and as supplemented by the risk factors disclosed in Item 1A of our Form 10-Q for the three months ended January 31, 2017 and April 30, 2017 and this report on Form 10-Q. These risks and uncertainties include, but are not limited to, the following:

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
•

Any effect on prices and demand for our products resulting from actions in international markets, particularly imposition of tariffs on ethanol imported to Brazil and/or increased tariffs on ethanol exported to China and anti-dumping and countervailing duties on U.S. distillers’ grains exported to China;

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

Overview

Granite Falls Energy, LLC (“Granite Falls Energy” or “GFE”) is a Minnesota limited liability company that owns and operates a dry mill cornbased, natural gas fired ethanol plant.  Additionally, through a wholly owned subsidiary, Project Viking, L.L.C. (“Project Viking”), GFE owns a majority interest of Heron Lake BioEnergy, LLC (“Heron Lake BioEnergy” or “HLBE”), a Minnesota limited liability company that also owns and operates a dry mill cornbased, natural gas fired ethanol plant. As of July 31, 2017, we control approximately 50.7% of HLBE's outstanding membership units through Project Viking.  Additionally, through a wholly owned subsidiary, HLBE Pipeline Company, LLC (“HLBE Pipeline Company”), HLBE owns a majority interest of Agrinatural Gas, LLC (“Agrinatural”), which operates a natural gas pipeline. Unless the context otherwise requires, references to “we”, “us”, “our”, and the “Company” refer to Granite Falls Energy and its wholly-owned and majority-owned subsidiaries.

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

Our cost of goods sold consists primarily of costs relating to the corn and natural gas supplies necessary to produce ethanol and distillers' grains for sale at our ethanol plants. Pursuant to a corn storage and grain handling agreement, Farmers Cooperative Elevator (“FCE”) is the exclusive supplier of corn to the GFE plant. However, on February 27, 2017, GFE and FCE executed an amendment to corn storage and grain handling agreement pursuant to which, the parties agreed to amend the agreement to accelerate the termination date of the agreement to midnight August 31, 2017.  Prior to the amendment, the termination date of the corn storage and grain handling agreement was set to expire on November 2017. In exchange for the early termination, GFE paid an early termination fee to FCE of approximately $255,000 during the third fiscal quarter of 2017.  GFE began posting bids for the purchase of corn beginning June 1, 2017 and thereafter, and began accepting delivery of corn at its Granite Falls, Minnesota plant on September 1, 2017.

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

On November 1, 2016, we subscribed to purchase 1,500 capital units of Ringneck Energy & Feed, LLC (“Ringneck”) at a price of $5,000 per unit for a total of $7,500,000.  By letter dated July 12, 2017, GFE was notified of Ringneck’s acceptance of GFE’s subscription and that payment of the balance of GFE’s subscription due under the promissory note was due not later than August 2, 2017.  Subsequent to the end of the third fiscal quarter, on August 2, 2017, GFE borrowed $7.5 million under its credit facility with Project Hawkeye, LLC (“Project Hawkeye”), an affiliate of Fagen, Inc., which is a member of GFE, and paid $6,750,000 to Ringneck as payment of the remaining balance of GFE’s subscription. Details regarding our subscription for investment in Ringneck are provided below in the section below titled “Investments.”  Details of the Project Hawkeye credit facility are provided below in the section below entitled “Indebtedness - Granite Falls Energy - GFE’s Other Credit Arrangement”.

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

Trends and Uncertainties Impacting Our Operations

The principal factors affecting our results of operations and financial conditions are the market prices for corn, ethanol, distillers’ grains and natural gas, as well as governmental programs designed to create incentives for the use of corn-based ethanol.  Other factors that may affect our future results of operation include those risks discussed below and in “PART II - Item 1A. Risk Factors”  of this report, “PART I - Item 1. Business” and “PART I - Item 1A. Risk Factors” of our annual report on Form 10-K for the fiscal year ended October 31, 2016, and “PART II - Item 1A. Risk Factors” of our quarterly reports on Form 10-Q for the three months ended January 31, 2017 and April 30, 2017.

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

Given the relatively flat nature of ethanol prices during the three months ended July 31, 2017 as compared to historical average prices, management currently believes that the ethanol outlook for the remainder of our fiscal year will remain at the current levels and that our margins will remain tight despite certain favorable market conditions.  Continued low prices for crude oil and unleaded gasoline or further decreases in the price of such commodities could have a significant negative impact on the market price of ethanol, which could adversely impact our profitability. This negative impact could worsen in the event that domestic ethanol inventories remain high, or if U.S. exports of ethanol decline.

Domestic ethanol inventories continued to increase during the three and nine months ended July 31, 2017. According to the U.S. Energy Information Administration (“EIA”), through the first half of calendar 2017, increasing ethanol production rates have outpaced domestic E10 gasoline demand and export growth, leading to elevated ethanol inventory levels at a time when they are typically falling to meet peak summer driving demand. The average daily domestic ethanol production reported by the EIA slowed to 1.01 million barrels per day during the three months ended July 31, 2017, down slightly from 1.02 million barrels per day during the three months ended April 30, 2017, due in part to plant shutdowns for routine maintenance. Average daily production, however, increased 2.6% during the three months ended July 31, 2017 compared with the same period last year and increased by 4.3% for the nine months ended July 31, 2017 compared with the same period of 2016 due to increased domestic production capacity.

Gasoline domestic demand remains flat as compared to 2016 levels. The EIA released in its Short Term Energy Outlook report of April 5, 2017, that U.S. gasoline demand is expected to maintain 2016 levels of approximately 9.3 million barrels per day in 2017. During the three months ended July 31, 2017, ethanol continued trading at a discount to gasoline, improving the economics of ethanol blending and encouraging discretionary blending as an oxygenate and octane enhancer for gasoline.

Exports of ethanol have also been increasing,  however export demand for ethanol is less consistent compared to domestic demand which can lead to ethanol price volatility. The EIA reports that year-to-date domestic ethanol exports through June 30, 2017, were 601.1 million gallons, up 12.0%, from 537.0 million gallons for the comparable period in 2016. Brazil accounted for 36% of the domestic ethanol export volumes through June 30, 2017, while Canada, India, the Philippines and United Arab Emirates accounted for 20.4%, 12.3%, 5.5% and 2.2%, respectively. China, the second largest importer of U.S. ethanol in 2016, increased its ethanol import tariff from 5% to 30% as of January 1, 2017. As a result of the increased tariff, China has imported negligible volumes year-to-date.

Recently, on August 23, 2017, Brazil’s Chamber of Foreign Trade announced it would recommend imposing a 20% tariff on U.S. ethanol imports after a 600 million liter tariff rate quota. According EIA data, through the June 30, 2017, approximately 1,045 million liters of ethanol have been exported to Brazil from the U.S., already exceeding the Brazilian tariff free quota.  However, on June 27, 2017, the Energy Regulatory Commission of Mexico approved the use of 10% ethanol blends, effective immediately, up from 5.8%, in all but three of its largest cities: Mexico City, Guadalajara and Monterrey, which could lead to increased exports to Mexico. Any decrease in U.S. ethanol exports could adversely impact the market price of ethanol unless domestic demand increases or foreign markets are developed. If ethanol exports decrease, this could lead to increased domestic ethanol stocks and reduce the market price of ethanol. Unless additional demand can be found in new foreign or domestic markets, a continued level of current ethanol stocks or any increase in domestic ethanol supply could further adversely impact the price of ethanol.

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

Additionally, exports of U.S. distillers’ grains to Vietnam had halted completely due to Vietnam’s imposition of stricter regulations on fumigation in December 2016. However, in a statement issued September 1, 2017, the U.S. Grains Council announced that Vietnam is lifting its suspension of U.S. distillers’ grains imports and easing fumigation requirements, potentially reopening a major market for U.S. distillers’ grains. Management anticipates distillers’ grains prices will remain lower during the remainder of our 2017 fiscal year, unless additional domestic demand or other foreign markets develop.

Corn oil prices have also been adversely impacted by oversupply of corn oil due to the substantial increase in corn oil production during the last few years. Additionally, corn oil prices have been impacted by the oversupply of soybeans and the resulting lower price of soybean oil which competes with corn oil for biodiesel production. Management also attributes lower corn oil prices, in part, to continued demand for corn oil from the biodiesel industry. Management anticipates lower demand for corn oil from the biodiesel industry may result if the proposed 2018 renewable volume obligations (“RVOs”) are finalized as the proposed rule reduces the renewable volume requirements for biodiesel from the statutory mandate.  If the demand for corn oil from the biodiesel industry declines due these lower mandates, corn oil prices could be adversely impacted.

Management anticipates continued lower corn prices due to the balance between corn supply and demand. Lower corn prices are primarily the result of the strong corn harvest in the fall of 2016, which increased the supply of corn available to the market.   According to the August 10, 2017 estimate of supply and demand provided by the U.S. Department of Agriculture (the “USDA”), the USDA estimates the 2017 corn supply to be 14.2 billion bushels, suggesting slightly lower corn prices for the remainder of our 2017 fiscal year and into the 2018 fiscal year.

Although natural gas prices remained steady during the three months ended July 31, 2017, management anticipates short-term increases and volatility in natural gas prices for the remainder of fiscal year 2017 due to disruptions to natural gas production and damage to natural gas infrastructure resulting from Hurricane Harvey’s late August landfall.  The storm has resulted in extensive damage and flooding in Texas and Louisiana, especially in the coastal areas of these states. A full assessment of the extent of the damage is expected to be completed in the weeks ahead. There is still considerable uncertainty as to the extent of infrastructure damage and the ultimate amount of lost production from Hurricane Harvey. Therefore, we are uncertain as to how Hurricane Harvey will impact long term natural gas prices. However, management anticipates that the long-term impact of Hurricane Harvey natural gas prices will be less than the impact felt from Hurricane Katrina in 2005 due to shifts in where production takes place.  Since 2005, greater levels of production take place at inland basins, which are generally less affected by storms.We expect natural gas prices to be volatile or increase in the short to mid term given the unpredictable market situation.  Increases in the price of natural gas increases our cost of production and negatively impacts our profit margins.

Government Supports and Regulation

The ethanol industry is dependent on several economic incentives to produce ethanol, the most significant of which is the federal Renewable Fuels Standard (the “RFS”). The RFS has been, and we expect will continue to be, a significant factor impacting ethanol usage. Under the provisions of the RFS, the Environmental Protection Agency (“EPA”) must publish an annual rule that establishes the number of gallons of different types of renewable fuels, including corn-based ethanol, that must be blended with gasoline in the U.S. by refineries, blenders, distributors and importers, which affects the domestic market for ethanol. The EPA assigns individual refiners, blenders and importers the renewable volume obligations (“RVOs”) they are obligated to use based on their percentage of total fuel sales. The EPA has the authority to waive the RVO requirements, in whole or in part, if there is inadequate domestic renewable fuel supply or the requirement severely harms the economy or the environment.

On November 23, 2016, the EPA announced the final rule for 2017 RVOs, which was set at 15.0 billion gallons for corn-based ethanol, 100% of the original statutory requirement for conventional ethanol. On March 20, 2017, the previously announced 2017 RVOs went into effect.

On July 5, 2017, the EPA announced the proposed rule for 2018 RVOs, which would set the 2018 annual volume requirement for renewable fuel at 19.24 billion gallons of renewable fuels, slightly less than the 19.28 billion gallons required under the final 2017 rule and significantly below the 26 billion gallons statutorily mandated for 2018. However, the proposed 2018 rule does maintain the number of gallons which may be met by corn-based ethanol at 15.0 billion gallons. The comment period for the proposed 2018 rule closed on August 31, 2017. By statute, the EPA is required to issue a final rule setting 2018 RVOs by November 30, 2017.

According to the RFS, if mandatory renewable fuel volumes are reduced by at least 20% for two consecutive years, the EPA is required to modify, or reset, statutory volumes through 2022. With the 2018 being the first year the total proposed RVOs are more than 20% below statutory levels, the EPA administrator has directed  EPA staff to initiate the required technical analysis to inform a reset rule. If 2019 RVOs are also more than 20% below statutory levels, an RVO reset will be triggered under the RFS. This will require the EPA to modify statutory volumes through 2022 within one year of the trigger event, with the standard for review based on the same factors to be utilized when the EPA sets RVOs post-2022.

Beginning in January 2016, various ethanol and agricultural industry groups petitioned a federal appeals court to hear a legal challenge to of the EPA’s decision to reduce the total renewable fuel volume requirements for 2016 through use of its “inadequate domestic supply” waiver authority. The “inadequate domestic supply” waiver provision of RFS authorizes the EPA to consider supply-side factors affecting the volume of renewable fuel that is available to refiners, blenders, and importers to meet the statutory volume requirements. EPA argued that the waiver provision also permitted it to consider demand-side factors, such as the availability of renewable fuel to the ultimate consumer.  On July 28, 2017, the U.S. Court of Appeals for the D.C. Circuit ruled in favor of the petitioners, concluding the EPA erred in its exercise of  “inadequate domestic supply” waiver authority by considering demand-side constraints. As a result, the Court vacated the EPA’s decision to reduce the total renewable fuel volume requirements for 2016, and remanded to the EPA to address the 2016 total renewable fuels volume requirements. While management believes the decision should benefit the ethanol industry overall by clarifying the EPA's waiver analysis is limited to consideration of  supply-side factors only, no direct impact on the Company is expected from the decision.

Current conventional ethanol production capacity exceeds both the final 2017 and proposed 2018 RVO mandates that can be satisfied by corn-based ethanol.  Future demand will be influenced by economic incentives to blend based on the relative value of gasoline versus ethanol, taking into consideration the octane value of ethanol, environmental requirements and the RFS RVO requirements. Moreover, beyond the federal mandates, there are limited markets for ethanol. Although the proposed 2018 rule’s maintenance of the 15 billion gallon RVO for corn-based ethanol signals support from the EPA and the Trump administration for domestic ethanol production, the Trump administration could still elect to materially modify, repeal or otherwise invalidate the RFS. It is unclear what regulatory framework and renewable volume requirements, if any, will emerge as a result of such reforms; however, any such reform could adversely affect the demand and price for ethanol and our profitability.

Environmental and Other Regulations

Our business subjects us to various federal, state, and local environmental laws and regulations. These laws and regulations require us to obtain and comply with numerous permits to construct and operate our ethanol plant, including water, air and other environmental permits. Although we have been successful in obtaining all of the permits currently required for our plants, any retroactive change in environmental regulations, either at the federal or state level, could require us to obtain additional or new permits or spend considerable resources in complying with such regulations. Additionally, any changes that are made to the ethanol plant or its operations must be reviewed to determine if amended permits need to be obtained in order to implement these changes.

HLBE’s air permit requires certain on-going performance testing to be completed periodically to ensure compliance with minor source emission limits. On May 12, 2017, HLBE submitted a letter to the Minnesota Pollution Control Agengy (“MPCA”) regarding the results of certain non-compliant tests and proposed certain amendments permit conditions and adjustments to other components of plant operations and production to ensure compliance with minor source emission limits. Since that time HLBE has had continuing discussions with MPCA to resolve these non-compliant tests by agreement with MPCA. Such resolution may result in the payment of a civil penalty, which could be substantial, or other sanctions and remedies available to MPCA. Accordingly, HLBE anticipates additional future expense associated with these issues, including its ongoing discussions with the MPCA. There can be no assurance that HLBE will succeed in our discussions with the MPCA or enter into an agreement relating to its non-compliant emissions tests. Pending the resolution of this air permit issue, HLBE continues to operate subject to the compliance agreement.

Results of Operations for the Three Months Ended July 31, 2017 and 2016

The following table shows summary information from the results of our operations and the approximate percentage of revenues, costs of goods sold, operating expenses and other items to total revenues in our unaudited condensed consolidated statements of operations for the three months ended July 31, 2017 and 2016 (amounts in thousands).

	Three Months Ended July 31,
	2017		2016
	(unaudited)		(unaudited)
Income Statement Data	Amount	%	Amount	%
Revenue	$54,251	100.0%	$58,019	100.0%
Cost of Goods Sold	50,048	92.3%	51,717	89.1%
Gross Profit	4,203	7.7%	6,302	10.9%
Operating Expenses	1,463	2.7%	1,284	2.2%
Operating Income	2,740	5.0%	5,018	8.7%
Other Expense, net	(18)	(0.0)%	(148)	(0.3)%
Net Income	2,722	5.0%	4,870	8.4%
Less: Net Income Attributable to Non-controlling Interest	(672)	(1.2)%	(1,377)	(2.4)%
Net Income Attributable to Granite Falls Energy, LLC	$2,050	3.8%	$3,493	6.0%

Revenues

Our consolidated revenue is derived principally from sales of our three primary products: ethanol, distillers’ grains and corn oil. Revenues from these products represented approximately 99.6% of our total revenues for the three months ended July 31, 2017 and 2016.  The remaining approximately 0.4%  attributable to miscellaneous other revenue for the three months ended July 31, 2017 and 2016, is made up of incidental sales of corn syrup at HLBE's plant and revenues from natural gas pipeline operations at Agrinatural, net of intercompany eliminations for distribution fees paid by HLBE to Agrinatural for natural gas transportation services.

The following table shows the sources of our consolidated revenue and the approximate percentage of revenues from those sources to total revenues in our unaudited condensed consolidated statements of operations for the three months ended July 31, 2017:

	Three Months Ended July 31, 2017
	Sales Revenue	% of Total Revenues
Revenue Sources	(in thousands)
Ethanol sales	$44,146	81.4%
Distillers' grains sales	7,213	13.3%
Corn oil sales	2,676	4.9%
Miscellaneous other	216	0.4%
Total Revenues	$54,251	100.0%

The following table shows the sources of our consolidated revenue and the approximate percentage of revenues from those sources to total revenues in our condensed consolidated unaudited statements of operations for the three months ended July 31, 2016:

	Three Months Ended July 31, 2016
	Sales Revenue	% of Total Revenues
Revenue Sources	(in thousands)
Ethanol sales	$45,038	77.6%
Distillers' grains sales	10,124	17.4%
Corn oil sales	2,606	4.6%
Miscellaneous other	251	0.4%
Total Revenues	$58,019	100.0%

Our total consolidated revenues decreased by approximately 6.5% for the three months ended July 31, 2017, as compared to the three months ended July 31, 2016 due primarily to the significant decrease in the average price received for distillers’ grains, as well as decreases in the average price received for our ethanol and corn oil.  The following table reflects quantities of our three primary products sold and the average net prices received for the three months ended July 31, 2017 and 2016:

	Three Months Ended July 31, 2017		Three Months Ended July 31, 2016
	Quantity Sold	Avg. Net Price	Quantity Sold	Avg. Net Price
Product	(in thousands)		(in thousands)
Ethanol (gallons)	31,998	$1.38	32,283	$1.40
Distillers' grains (tons)	78	$92.39	79	$128.57
Corn oil (pounds)	9,461	$0.28	9,091	$0.29

Ethanol

Total revenues from sales of ethanol decreased by approximately 2.0%  for the three months ended July 31, 2017 compared to the same period of 2016 due to a decrease of approximately 1.1% in the average price per gallon we received for our ethanol, coupled with a 0.9% decrease in volume sold. This aggregate decrease in the number of gallons sold is attributable to an approximately 0.5% and 1.2%  decrease in the number of gallons sold at the GFE and HLBE plants, respectively, during the three months ended July 31, 2017 as compared to same period of 2016.  The decrease in the volumes of ethanol sold at our plants was due to the timing of ethanol shipments. We are currently operating our plants above their nameplate capacities. Management anticipates relatively stable ethanol production and sales during our 2017 fiscal year.

The decrease in average market price for the three months ended July 31, 2017 compared to the same period of 2016 is due to several factors. Although domestic driving demand increased, industry-wide production outpaced domestic and foreign demand during the 2017 period causing an increase in national ethanol supply and restricting the growth of ethanol prices.

From time to time, we engage in hedging activities with respect to our ethanol sales. At  July 31, 2017,  GFE had approximately 1.3 million gallons of fixed and basis contracts for forward ethanol sales, for various delivery periods through September 2017, valued at approximately $12.8 million. At July 31, 2017,  HLBE had approximately 1.3 million gallons of fixed and basis contracts for forward ethanol sales, for various delivery periods through September 2017, valued at approximately $12.5 million.    Separately, ethanol derivative instruments resulted in losses of approximately $123,000 and $1.4 million during the three months ended July 31, 2017, and July 31, 2016, respectively.

Distillers' Grains

Total revenues from sales of distillers’ grains decreased by approximately 28.8%  for the three months ended July 31, 2017 compared to the same period of 2016.  This decrease was due to an approximately 28.1% decline in the average price per ton we received for our distillers’ grains,  coupled with an approximately 0.9% decrease in the volumes sold from period to period. The decrease in total tons of distillers’ grains sold during the three months ended July 31, 2017 compared to the same period of 2016 was due to an approximately 7.9% decrease in distillers’ grains produced at GFE’s plant, offset by an approximately 10.4% increase in distillers’ grain production at the HLBE plant. The decrease in tons produced at the GFE plant was due primarily to decreased ethanol production which resulting in decreased distillers’ grains yield during the 2017 period. The increase in tons produced at the HLBE plant was due primarily to an increase in distillers’ grains yield from period to period.

The decline in the market price of distillers’ grains is due to lower domestic demand and lower export demand, particularly from China, as well as Vietnam. Reduced export demand from China and Vietnam, combined with lower corn and soybean prices, has led to an oversupply of distillers’ grains in the domestic market which has resulted in a decline in the price of distillers’ grains. Domestic demand for distillers’ grains may also remain low due to expansion of production capacity in the ethanol industry and end-users switching to lower priced alternatives. Management anticipates that distillers grains prices will remain lower during our 2017 fiscal year unless China reduces or eliminates its tariffs.

For the three months ended July 31, 2017, we sold approximately 97.4% of our total distillers’ grains in the dried form and approximately 2.6% of our total distillers’ grains in the modified/wet form. By comparison, for the three months ended July 31, 2016, we sold approximately 96.6% of our total distillers’ grains in the dried form and approximately 3.4% of our total distillers’ grains in the modified/wet form. We determine the mix between dried distillers’ grains and modified/wet distillers’ grains we sell at each of our plants based on market conditions for each plant and the relative profitability of selling the different forms of distillers’ grains. Management anticipates that we will maintain the current mix between dried distillers’ grains and modified/wet distillers’ grains going forward unless market conditions change in a way that favors one product over the other.

At July 31, 2017, GFE had forward distillers’ grains sales contracts valued at approximately $1.0 million for various delivery periods through August 2017 and HLBE had forward distillers’ grains sales contracts valued at approximately $394,000 for various delivery periods through August 2017.

Corn Oil

Total revenues from sales of corn oil increased by approximately 2.7%  for the three months ended July 31, 2017 compared to the same period of 2016 due to an approximately 4.1% increase in pounds sold, which was offset by an approximately 1.4% decrease in the average price per pound received for our corn oil from period to period.

Management attributes the decrease in corn oil prices was due, in part, to decreased corn oil demand from the biodiesel industry. Management expects corn oil prices will remain relatively steady in the near term. However, management anticipates continued lower demand for corn oil from the biodiesel industry since the proposed volume obligations in the 2018 RFS for biodiesel are lower than statutory levels, which management believes will negatively impact biodiesel production. Additionally, the production capacity increase that is occurring throughout the ethanol industry may also result in oversupply that may negatively affecting prices unless plants curtail corn oil production or additional demand can be created.

The increase in pounds sold from period to period was attributable to an approximately 9.7%  increase in the volume sold at the HLBE plant for the three months ended July 31, 2017 compared to the same period of 2016, offset by a 2.0%  decrease in the volume sold at the GFE plant.  The decrease in pounds sold at the GFE plant was due primarily to due to decreased oil extraction rates per bushel of corn during the 2017 period. The increase in pounds sold at the HLBE plant was due primarily to improved oil extraction rates per bushel of corn from period to period.  Management anticipates that the corn oil production our ethanol plants will be relatively stable going forward.

At July 31, 2017, GFE had forward corn oil sales contracts valued at approximately $458,000 for various delivery periods through August 2017. At July 31, 2017, HLBE had forward corn oil sales contracts valued at approximately $770,000 for various delivery periods through September 2017.

Cost of Goods Sold

Our cost of goods sold decreased by approximately 3.2%  for the three months ended July 31, 2017, as compared to the three months ended July 31, 2016.  However, as a percentage of revenues, our cost of goods sold increased slightly to approximately 92.3% for the three months ended July 31, 2017, as compared to approximately 89.1% for the same period in 2016 due primarily to the significant decline in the price of distillers’ grains which exceeded the decline in the price of corn from period to period.  Approximately 90% of our total costs of goods sold is attributable to our ethanol production segment. Therefore, the cost of goods sold per gallon of ethanol sold for the three months ended July 31, 2017 was approximately $1.39 per gallon of ethanol sold compared to approximately $1.45 per gallon of ethanol produced three months ended July 31, 2016.

The following table shows the costs of corn and natural gas (our two largest single components of costs of goods sold), as well as all other components of cost of goods sold, which includes processing ingredients, electricity, and wages, salaries and benefits of production personnel, and the approximate percentage of costs of those components to total costs of goods sold in our unaudited condensed consolidated statements of operations for the three months ended July 31, 2017:

	Three Months Ended July 31, 2017
	Cost	% of Cost of Goods Sold
	(in thousands)
Corn costs	$36,602	73.1%
Natural gas costs	2,817	5.6%
All other components of costs of goods sold	10,629	21.3%
Total Cost of Goods Sold	$50,048	100.0%

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

Corn

Our aggregate cost of corn was approximately 4.1%  less for the three months ended July 31, 2017 compared to the same period of 2016,  due to an approximately 5.1% decrease in the average price per bushel paid for corn, partially offset by a 1.0% increase in the number of bushels of corn processed from period to period.  The corn-ethanol price spread (the difference between the price per gallon of ethanol and the price per bushel of grain divided by 2.8) for the three months ended July 31, 2017 was approximately $0.05 more than the corn-ethanol price spread we experienced for same period of 2016.

The decrease in corn prices was primarily due to lower market prices as a result of the strong 2016 harvest and ample market supplies of corn pushing prices down. Management anticipates that corn prices will remain relatively lower into the foreseeable future as corn is plentiful, projections for the 2017 harvest remain strong although lower than previously forecasted and there is relatively stable corn demand. However, we may still experience short term volatility due to weather conditions, domestic and world supply and demand, current and anticipated stocks, agricultural policy and and other factors and could significantly impact our costs of production. If corn prices rise, it will have a negative effect on our operating margins unless the price of ethanol and distillers’ grains out paces rising corn prices.

From time to time we enter into forward purchase contracts for our commodity purchases and sales. At July 31, 2017,  GFE had approximately 3.0 million bushels of cash and basis contracts for forward corn purchase commitments for delivery periods through December 2017. At July 31, 2017, HLBE had approximately 3.6 million bushels of cash and basis contracts for forward corn purchase commitments for delivery periods through July 2018.

Our corn derivative positions resulted in gains of approximately $288,000 and $1.3 million for the three months ended July 31, 2017 and 2016, respectively, which decreased cost of goods sold.  We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn in cost of goods sold as the changes occur. As corn prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance. We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.

Natural Gas

Our cost of goods sold related to natural gas costs increased approximately 15.5% for the three months ended July 31, 2017, as compared to the  three months ended July 31, 2016.    This increase in cost of natural gas from period to period as was primarily the result of an increase in the average price per MMBTU of natural gas due to increased domestic and export demand and lower production which used up natural gas stocks that built up in 2015.

Management anticipates that natural gas prices may be volatile in the short-term and will increase given the considerable uncertainty as to the extent of infrastructure damage and amount of lost natural gas production from Hurricane Harvey. Management also anticipates higher natural gas prices during as we move towards the winter months due to the typical seasonal natural gas cost increases experienced during the winter months. If a shortage of natural gas were to occur due to the impacts of Hurricane Harvey or other events, it could result in significantly higher natural gas prices which could negatively impact our profitability.

We had no gain or loss on natural gas derivative instruments during the three months ended July 31, 2017 and 2016.

Operating Expenses

Operating expenses include wages, salaries and benefits of administrative employees at the plant, insurance, professional fees and similar costs. Our operating expenses increased by 13.9%  for the three months ended July 31, 2017 compared to the same period ended 2016.   This increase was primarily due to an increase in our property taxes which was a result of the expiration of the State of Minnesota’s JOBZ program, which expired on December 31, 2015. Under the JOBZ program, our plants were exempt from property tax. Our efforts to optimize efficiencies and maximize production may result in a decrease in our operating expenses on a per gallon basis. However, because these expenses generally do not vary with the level of production at the plant, we expect our operating expenses to remain relatively steady throughout the remainder of the 2017 fiscal year.

Operating Income

Our income from operations for the three months ended July 31, 2017 decreased by approximately $2.3 million compared to the same period of 2016.  This decrease resulted largely from decreased prices for our distillers’ grains and ethanol at our plants and the narrowing of our net operating margin.

Other Expense, Net

Our net other expense for the three months ended July 31, 2017 was approximately $18,000, compared to a net other expense of approximately $148,000 for the three months ended July 31, 2016.  We had less net other expense for the three months ended July 31, 2017 compared to the same period of 2016 due to decreased interest expense because we had less borrowings under our credit facilities during the 2017 period.

Results of Operations for the Nine months ended July 31, 2017 and 2016

The following table shows summary information from the results of our operations and the approximate percentage of revenues, costs of goods sold, operating expenses and other items to total revenues in our unaudited condensed consolidated statements of operations for the nine months ended July 31, 2017 and 2016 (amounts in thousands).

	Nine Months Ended July 31,
	2017		2016
	(unaudited)		(unaudited)
Income Statement Data	Amount	%	Amount	%
Revenue	$161,629	100.0%	$159,995	100.0%
Cost of Goods Sold	146,625	90.7%	149,986	93.7%
Gross Profit	15,004	9.3%	10,009	6.3%
Operating Expenses	4,655	2.9%	4,174	2.6%
Operating Income	10,349	6.4%	5,835	3.6%
Other Income (Expense), net	324	0.2%	(225)	(0.1)%
Net Income	10,673	6.6%	5,610	3.5%
Less: Net Income Attributable to Non-controlling Interest	(2,616)	(1.6)%	(1,405)	(0.9)%
Net Income Attributable to Granite Falls Energy, LLC	$8,057	5.0%	$4,205	2.6%

Revenues

Revenues from our three primary products: ethanol, distillers’ grains and corn oil, represented approximately 99.2% of our total consolidated revenues for the nine months ended July 31, 2017 and 2016. Miscellaneous other revenues attributable to incidental sales of corn syrup and Agrinatural revenues (net of eliminations) represented approximately 0.8% of our consolidated revenues for the nine months ended July 31, 2017 and 2016.

The following table shows the sources of our consolidated revenue and the approximate percentage of revenues from those sources to total revenues in our unaudited condensed consolidated statements of operations for the nine months ended July 31, 2017:

	Nine Months Ended July 31, 2017
Revenue Sources	Sales Revenue	% of Total Revenues
Ethanol sales	$131,378	81.3%
Distillers' grains sales	21,860	13.5%
Corn oil sales	7,158	4.5%
Miscellaneous other	1,233	0.8%
Total Revenues	$161,629	100.0%

The following table shows the sources of our consolidated revenue and the approximate percentage of revenues from those sources to total revenues in our unaudited condensed consolidated statements of operations for the nine months ended July 31, 2016:

	Nine Months Ended July 31, 2016
Revenue Sources	Sales Revenue	% of Total Revenues
Ethanol sales	$125,746	78.6%
Distillers' grains sales	26,613	16.6%
Corn oil sales	6,479	4.1%
Miscellaneous other	1,157	0.7%
Total Revenues	$159,995	100.0%

Our total consolidated revenues increased by approximately 1.0% for the nine months ended July 31, 2017, as compared to the nine months ended July 31, 2016.  This increase is due primarily to increases in the average prices received for our ethanol and corn oil, partially offset by decreases in the the average prices received for our distillers’ grains.

The following table reflects quantities of our three primary products sold and the average net prices received for the nine months ended July 31, 2017 and 2016.

	Nine Months Ended July 31, 2017		Nine Months Ended July 31, 2016
Product	Quantity Sold	Avg. Net Price	Quantity Sold	Avg. Net Price
Ethanol (gallons)	94,567	$1.39	94,070	$1.34
Distillers' grains (tons)	234	$93.41	228	$116.82
Corn oil (pounds)	26,119	$0.27	25,151	$0.26

Ethanol

Total consolidated revenues from ethanol sales increased by approximately 4.5% for the nine months ended July 31, 2017 as compared to the same period in 2016, due primarily to an  approximately 3.9%  increase in the average price received from period to period, coupled with an approximately 0.5% increase in total volume of ethanol sold in the 2017 period. The increase in gallons of ethanol sold from period to period was primarily due to a 2.6% increase in the volumes sold at the GFE plant from period to period due to increased production, partially offset by an approximate 1.4% decrease in the volume of ethanol sold at at the HLBE plant during the 2017 period.

Management attributes the increase in ethanol prices to stronger ethanol demand in the market and improved gasoline prices which both impacted ethanol demand and prices during the nine months ended July 31, 2017. Comparatively, lower crude oil and unleaded gasoline prices and an increase in national supply had a negative effect on ethanol prices during the 2016 period.

Our ethanol derivative instruments resulted in losses of approximately $395,000 and $1.3 million during the nine months ended July 31, 2017 and 2016, respectively.

Distillers' Grains

Total revenue from the sales of distillers' grains decreased by approximately 17.9% during the nine months ended July 31, 2017 compared to the same period of 2016.  The decline in distillers' grains revenues is primarily attributable to an approximately 20.0% decrease from period to period in the average price received for distillers' grains, which partially mitigated by an approximately 2.7%  increase in aggregate tons sold. This increase in tons sold during the nine months ended July 31, 2017 compared to the same period of 2016 was due to an approximately 5.0% increase in amount of dried distillers’ grains sold at the HLBE plant from period to period.    Management attributes lower distillers' grains prices for the nine months ended July 31, 2017 to lower domestic demand due to lower priced alternative feeds and lower export demand, particularly from China.

Corn Oil

Total corn oil sales increased by approximately 10.5% for the nine months ended July 31, 2017 compared to the same period of 2016.  This increase was due to an approximately 3.8% increase in pounds of corn oil sold from period to period coupled with an approximately 6.4% increase in the price per pound received by the plants for corn oil from period to period. The increase in volume sold is largely attributable to the improved oil extraction rates per bushel of corn during nine months ended July 31, 2017. Management attributes the increase in the corn oil prices we experienced, in part, to increased demand from the biodiesel industry, as well as increased demand from the corn oil feed market.

Cost of Goods Sold

Our cost of goods sold decreased by approximately 2.2% for the nine months ended July 31, 2017, as compared to the nine months ended July 31, 2016.  Additionally, as a percentage of revenues, our cost of goods sold decreased to approximately 90.7% for the nine months ended July 31, 2017, as compared to approximately 93.7% for the same period in 2016 due to the wider margin between the price of ethanol and the price of corn from period to period. Approximately 90% of our total costs of goods sold is attributable to our ethanol production segment. Therefore, the cost of goods sold per gallon of ethanol produced for the nine months ended July 31, 2017 was approximately $1.38 per gallon of ethanol sold compared to approximately $1.43 per gallon of ethanol produced for the nine months ended July 31, 2016.

The following table shows the costs of corn and natural gas (our two largest single components of costs of goods sold), as well as all other components of cost of goods sold, which includes processing ingredients, electricity, and wages, salaries and benefits of production personnel, and the approximate percentage of costs of those components to total costs of goods sold in our unaudited condensed consolidated statements of operations for the nine months ended July 31, 2017:

	Nine Months Ended July 31, 2017
	Cost	% of Cost of Goods Sold
	(in thousands)
Corn costs	$106,621	72.7%
Natural gas costs	9,297	6.4%
All other components of costs of goods sold	30,707	20.9%
Total Cost of Goods Sold	$146,625	100.0%

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

Corn

Our cost of goods sold related to corn was approximately 4.6% less for the nine months ended July 31, 2017 compared to the same period of 2016, due primarily to an approximately 5.8% decrease in the average price per bushel paid for corn, which was offset by a 1.3% increase in the number of bushels of corn processed from period to period.  For the nine months ended July 31, 2017 and 2016, our plants processed approximately 32.9 million and 32.5 million bushels of corn, respectively. The corn-ethanol price spread (the difference between the price per gallon of ethanol and the price per bushel of grain divided by 2.8) for the nine months ended July 31, 2017, was approximately $0.12 more than the corn-ethanol price spread we experienced for same period of 2016. The decrease in corn prices was primarily driven by the strong corn harvest in the fall of 2016, resulting in a sufficient local supply of corn to the market.

We had gains related to corn derivative instruments of approximately $857,000 and $1.2 million for the nine months ended July 31, 2017 and 2016, respectively, which decreased our cost of goods sold. We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.

Natural Gas

For the nine months ended July 31, 2017, we experienced a 26.4% increase in our overall natural gas costs compared to the same period of 2016.  The increase in natural gas costs was primarily due to higher energy prices during the 2017 period.  Our higher average price per MMBTU of natural gas for the nine months ended July 31, 2017, was due to increased domestic and export demand during the 2017 period and lower natural gas production during 2016 which used up natural gas stocks.  Comparatively, natural gas prices were lower in the 2016 period due to large natural gas stocks that built up in 2015.

We had no gain or loss on natural gas derivative instruments during the nine months ended July 31, 2017. In comparison, our natural gas derivative positions resulted in a gain of approximately $32,000 during the nine months ended July 31, 2016, which decreased our cost of goods sold.

Operating Expenses

Our operating expenses increased by approximately 11.5% for the nine months ended July 31, 2017 compared to the same period ended 2016. This increase was primarily due to an increase in our property taxes which was a result of the expiration of the State of Minnesota’s JOBZ program, which expired on December 31, 2015.

Operating Income

We had income from operations of approximately $10.3 million for the nine months ended July 31, 2017, compared to income from operations of approximately $5.8 million for the nine months ended July 31, 2016.  This increase resulted largely from increased prices for our ethanol relative to the price of corn and improved operating margin.

Other Income (Expense), Net

We had net other income of approximately $324,000 during the nine months ended July 31, 2017 compared to net other expense of approximately $225,000 the nine months ended July 31, 2016.  We had more other income during the nine months ended July 31, 2017 compared to the nine months ended July 31, 2016 due to patronage income and decreased interest expense as a result of fewer borrowings under our credit facilities during the 2017 period.

Investments

On November 1, 2016, we subscribed to purchase 1,500 capital units of Ringneck at a price of $5,000 per unit for a total of $7,500,000.  We paid a down payment of $750,000 in connection with our subscription, and signed a promissory note for $6,750,000 for the remaining balance of the subscription.  By letter dated July 12, 2017, GFE was notified of Ringneck’s acceptance of GFE’s subscription and that payment of the balance of GFE’s subscription due under the promissory note was due no later than August 2, 2017.  On August 2, 2017, GFE borrowed $7.5 million under its credit facility with Project Hawkeye, LLC (“Project Hawkeye”), an affiliate of Fagen, Inc., which is a member of GFE, and paid the remaining balance due on GFE’s subscription of $6,750,000 to Ringneck.  See below for the terms of GFE’s credit facility with Project Hawkeye.

Ringneck is a South Dakota limited liability company that intends to build an 80 million gallon per year ethanol manufacturing plant in outside of Onida, South Dakota in Sully County. GFE’s investment is sufficient to the right to appoint one director to the board of directors of Ringneck and GFE has appointed Steve Christensen, its CEO to serve as its appointed director. The units we acquired in Ringneck are subject to restrictions on transfer, therefore, this should not be considered a liquid investment.  It may take a significant amount of time before we realize a return on our investment, if we realize a return on the investment at all.

Because Ringneck did not conduct a federally-registered offering and currently is not subject to SEC registration and reporting requirements, we do not expect that information about Ringneck will be available via the SEC’s EDGAR filing system. Therefore, it may be difficult for our investors to obtain information about Ringneck.

In connection with our subscription, GFE entered into a credit facility with Project Hawkeye,  pursuant to which GFE borrowed $7.5 million to finance the investment in Ringneck. Details of the Project Hawkeye credit facility are provided below in the section below entitled “Indebtedness - GFE’s Other Credit Arrangement”.

Changes in Financial Condition at July 31, 2017 and October 31, 2016

The following table highlights our financial condition at July 31, 2017 and October 31, 2016 (amounts in thousands):

	July 31, 2017	October 31, 2016
	(unaudited)
Current Assets	$36,484	$40,349
Total Assets	$113,071	$121,471
Current Liabilities	$6,753	$14,337
Long-Term Debt, less currrent portion	$1,122	$1,394
Members' Equity attributable to Granite Falls Energy, LLC	$80,570	$83,685
Non-controlling Interest	$24,626	$22,056

The decrease in total assets is primarily due to an approximately $3.9 million decrease in total current assets at July 31, 2017 compared to October 31, 2016. The change in our current assets is due to decreases of approximately $4.5 million in accounts receivable,  $5.4 million in inventory and an approximately $918,000 decrease in the value of our commodity derivative instruments at July 31, 2017, offset by an approximately $6.6 million increase in cash on hand. Also contributing to the decrease in total assets was a decrease of approximately $5.3 million in net property and equipment due to depreciation expense during the nine months ended July 31, 2017, offset by capital expenditures.

Current liabilities decreased by approximately $7.6 million at July 31, 2017 compared to October 31, 2016.  This decrease was mainly due to decreases of approximately $4.0 million in corn payable to FCE, approximately $1.2 million in accounts payable, and approximately  $1.4 million in the current portion of our long-term debt at July 31, 2017 compared to October 31, 2016. The decrease in our corn payable to FCE and accounts payable is due to the timing of payments to vendors and lower corn prices during the nine months ended July 31, 2017 which reduced the amount of corn payable at July 31, 2017.  Our outstanding checks drawn in excess of our bank balance represents any checks that HLBE has issued which have not yet been cashed which exceed the cash HLBE has in its bank account. Checks that HLBE issues are paid from its revolving term loans and any cash that it generates is used to pay down outstanding balances on its line of credit with Compeer.

Our long-term debt decreased approximately $271,000 at July 31, 2017 compared to October 31, 2016. The decrease is mostly due to payments on the note payable to the minority owner of Agrinatural, as well as payments on the note payable to the electric company and assessments paid under industrial water supply treatment agreement with the City of Heron Lake and Jackson County.

Members’ equity attributable to Granite Falls Energy, LLC at July 31, 2017 compared to October 31, 2016 decreased by approximately $3.1 million. The decrease was related to the distribution to our members of approximately $11.2 million during January 2017, offset by our approximately $8.1 million of net income attributable to GFE during the nine months ended July 31, 2017.

Non-controlling interest totaled approximately $24.6 million and $22.1 million at July 31, 2017 and October 31, 2016, respectively.  This is directly related to recognition of the 49.3% noncontrolling interest in HLBE.

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

Cash Flows

The following table shows our cash flows for the nine months ended July 31, 2017 and 2016 (amounts in thousands):

	2017	2016
	(unaudited)	(unaudited)
Net cash provided by operating activities	$22,364	$14,926
Net cash used in investing activities	$(2,376)	$(4,238)
Net cash used in financing activities	$(13,410)	$(12,035)
Net increase (decrease) in cash	$6,578	$(1,347)

Operating Cash Flows

During the nine months ended July 31, 2017, cash flows from operating activities increased by approximately $7.4 million compared to the nine months ended July 31, 2016. This increase from period to period resulted largely from an approximately $5.1 million increase in our net income, coupled with a net increase of approximately $2.3 million of various working capital items from period to period.

Investing Cash Flows

Cash used in investing activities was approximately $1.9 million less for the nine months ended July 31, 2017, compared to the nine months ended July 31, 2016. This decrease was due primarily to reduced payments of approximately $2.5 million for capital expenditures for the nine months ended July 31, 2017.  This decrease was partially offset by $750,000 of cash used by GFE during the nine months ended July 31, 2017 for the initial payment on our subscription for its Ringneck investment. Comparatively, during the nine months ended July 31, 2016, we used cash at the GFE plant for our grain bin storage expansion and at HLBE plant for our RTO replacement project,  as well as plant improvements.

Financing Cash Flows

Cash used in financing activities was approximately $1.4 million more for the nine months ended July 31, 2017 compared to the same period of 2016. For the nine months ended July 31, 2017, we made payments of approximately $11.2 million in distributions to our unit holders, approximately $1.9 million reduction in checks drawn in excess of bank balance, principal payments of approximately $325,000 on HLBE’s long-term debt, and purchased approximately $47,000 of units in HLBE.  In comparison, for the same period in 2016,  we made payments of approximately $9.6 million in distributions to our unit holders and approximately $2.0 million to non-controlling interests, approximately $347,000 reduction in checks drawn in excess of bank balance, principal payments of approximately $9.9 million on HLBE’s long-term debt,  offset by proceeds of approximately $9.8  million on HLBE’s long-term debt.

Indebtedness

GFE’s United FCS Credit Facility

GFE has a credit facility with United FCS consisting of a long-term revolving term loan. The credit facility with United FCS is secured by substantially all of GFE’s assets. There are no savings account balance collateral requirements as part of this credit facility.  CoBank serves as administrative agent for this credit facility.

Under GFE’s long-term revolving term loan, GFE could initially borrow, repay, and re-borrow up to $18.0 million. However, the aggregate principal commitment available for borrowing under this facility reduces by $2.0 million semi-annually, beginning September 1, 2014, with the final payment due on March 1, 2018.  There was no outstanding balance on the revolving term loan at July 31, 2017 and October 31, 2016. Therefore, the aggregate principal amount available for borrowing under this revolving term loan facility at July 31, 2017 and October 31, 2016 was $8.0 million and $10.0 million, respectively.  The amount available for borrowing under this facility was further reduced at September 1, 2017 to $6.0 million.

The interest rate is based on the bank's One Month London Interbank Offered Rate (“LIBOR”) Index Rate, plus 3.05%, which equated to 4.28% and 3.25% at July 31, 2017 and October 31, 2016, respectively.

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

As of July 31, 2017, GFE was in compliance with these financial covenants. Management’s current financial projections indicate that GFE will be in compliance with its financial covenants for the next 12 months and we expect to remain in compliance thereafter. However, if market conditions deteriorate in the future, circumstances may develop which could result in GFE violating the financial covenants or other terms of its credit facility. If GFE fails to comply with the terms of its credit agreement with United FCS, and United FCS refuses to waive the non-compliance, United FCS could terminate the credit facility and any commitment to loan funds to GFE.

GFE’s Other Credit Arrangement

In connection with GFE’s subscription for investment in Ringneck in November 2016, GFE entered into a credit facility with Fagen Energy, LLC (“Fagen Energy”), an affiliate of Fagen, Inc., which is a member of GFE. The Fagen Energy credit facility would have allowed GFE to borrow up to $7.5 million of variable-rate, amortizing non-recourse debt from Fagen Energy using the Ringneck investment as collateral. On August 2, 2017, GFE executed a termination and replacement agreement with Fagen Energy and Project Hawkeye, also an affiliate of Fagen, Inc., to terminate the Fagen Energy credit facility and the loan agreements entered into in conection with the Fagen Energy credit facility, and secure a replacement credit facility with Project Hawkeye on substantially the same as the terms under the terminated credit facility with Fagen Energy.

On August 2, 2017, the Fagen Energy credit facility was terminated and there were no amounts outstanding at termination. Simultaneously with the termination of the Fagen Energy credit facility, GFE entered into a replacement credit facility with Project Hawkeye. The terms of the replacement credit facility allow GFE to borrow up to $7.5 million of variable-rate, amortizing non-recourse debt from Project Hawkeye using the Ringneck investment as collateral.  The Project Hawkeye loan bears interest from date funds are first advanced on the loan through maturity, at a rate per annum equal to the sum of (x) the One Month LIBOR Index Rate plus (y) 3.05% per annum, with an interest rate floor of 3.55%.

The Project Hawkeye loan  requires annual interest payments only for the first two years of the loan and monthly principal and interest payments for years 3 through 9 based on a 7-year amortization period.  The monthly amortized payments will be re-amortized following any change in interest rate. The entire outstanding principal balance of the loan, plus any accrued and unpaid interest thereon, is due and payable in full on August 2, 2026. GFE is permitted to voluntarily prepay all or any portion of the outstanding balance of this loan at any time without premium or penalty.

Pursuant to a pledge agreement entered into in connection with the Project Hawkeye loan, GFE’s obligations are secured by all of its right, title, and interest in its investment in Ringneck, including the 1,500 units subscribed for by GFE. The loan is non-recourse to all of GFE’s other assets, meaning that in the event of default, the only remedy available to Project Hawkeye will be to foreclose and seize all of GFE’s right, title and interest in its investment in Ringneck.

As of July 31, 2017, there were no amounts outstanding under the Project Hawkeye credit facility.  Subsequent to the end of the third fiscal quarter, on August 2, 2017, GFE borrowed $7.5 million under the Project Hawkeye credit facility to finance the balance of its investment in Ringneck.

HLBE’s Compeer Credit Facility

HLBE has a comprehensive credit credit facility with Compeer Financial, formerly known as AgStar Financial Services, FCLA (“Compeer”), which consists of a revolving term loan with a maturity date of March 1, 2022.  As part of the credit facility closing, HLBE entered into an administrative agency agreement with CoBank, ACP (“CoBank”). CoBank purchased a participation interest in the Compeer loans and was appointed the administrative agent for the purpose of servicing the loans.

Under the Compeer revolving term note, HLBE may borrow, repay, and re-borrow up to the aggregate principal commitment. The revolving term loan principal commitment, initially $28.0 million, declines by $3.5 million on March 1 each year until maturity. There was no outstanding balance on the revolving term loan at July 31, 2017 or October 31, 2016. Therefore, the aggregate principal commitment under this facility at July 31, 2017 and October 31, 2016 was $17.5 million and $21.0 million, respectively.

Interest on the revolving term loan accrues at a variable rate equal to 3.25% above the One-Month LIBOR Index rate, which was 4.48% and 3.45% at July 31, 2017 and October 31, 2016, respectively. HLBE may elect to enter into a fixed interest rate on this loan at various times throughout the term of the loan as provided in the loan agreements.

HLBE also agreed to pay an unused commitment fee on the unused portion of the revolving term loan commitment at the rate of 0.50% per annum. The loan is secured by substantially all of HLBE's assets including a subsidiary guarantee.

HLBE's credit facility with Compeer is subject to numerous financial and non-financial covenants that limit HLBE’s distributions and debt and require minimum working capital, minimum local net worth, and debt service coverage ratio, including the following:

•	HLBE may not make loans or advances to Agrinatural, HLBE’s subsidiary, which exceed an aggregate principal amount of approximately $3.1 million without the consent of Compeer.
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
•

HLBE may make member distributions of up to 65% of HLBE’s net income without the consent of Compeer provided HLBE remains in compliance with its loan covenants following the distribution. Any member distributions in excess of 65% of HLBE’s net income must be pre-approved by Compeer.

As of July 31, 2017 and October 31, 2016, HLBE was in compliance with these loan covenants. Management’s current financial projections indicate that HLBE will be in compliance with its financial covenants for the next 12 months and we expect to remain in compliance thereafter. However, if market conditions deteriorate in the future, circumstances may develop which could result in HLBE violating the financial covenants or other terms of its Compeer credit facility. If HLBE fails to comply with the terms of its credit agreement with Compeer, and Compeer refuses to waive the non-compliance, Compeer could terminate the credit facility and any commitment to loan funds to HLBE.

HLBE’s Other Credit Arrangements

In addition to HLBE's primary credit arrangement with Compeer, HLBE has other material credit arrangements and debt obligations.

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

There was a total of approximately $1.4 million in outstanding water revenue bonds at July 31, 2017 and October 31, 2016. HLBE classifies its obligations under these bonds as assessments payable. The interest rates on the bonds range from 6.55% to 8.73%.

To fund the purchase of the distribution system and substation for the plant, HLBE entered into a loan agreement with Federated Rural Electric Association pursuant to which HLBE borrowed $600,000 by a secured promissory note. Under the note HLBE is required to make monthly payments to Federated Rural Electric Association of $6,250 consisting of principal and an annual fee of 1% beginning on October 10, 2009 until maturity in September 2017. In exchange for this loan, Federated Rural Electric Association was granted a security interest in the distribution system and substation for the plant. The balance of this loan was approximately $12,500 and $69,000 at July 31, 2017 and October 31, 2016, respectively. The Company expects to repay the full amount of this loan in September 2017.

HLBE also has a note payable to the noncontrolling owner of Agrinatural in the amount of in the amount of $100,000 and $200,000 at July 31, 2017 and October 31, 2016, respectively. Interest on the note is the One-Month LIBOR rate plus 4.0% and the note is due on demand. Payment of the note is due on demand at the discretion of the board of managers of Agrinatural.  The interest rate on this note payable was 5.23% and 4.53% at July 31, 2017 and October 31, 2016, respectively.

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

The balance of this loan was approximately $2.1 million at July 31, 2017 and $2.4 million at October 31, 2016.

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

As provided in the Amendment, for calendar year 2016, Agrinatural may, without consent of the Company, proceed with and pay for capital expenditures in an amount up to $300,000 plus the amount of contributions in aid of construction received by Agrinatural from customers for capital improvements (“CIAC”), less a reserve for distribution to the Agrinatural members to cover the income or other taxes imposed as a result of receipt of CIAC in an amount equal to 40% of CIAC. For calendar years 2017, 2018 and 2019, Agrinatural may, without consent of HLBE, proceed with and pay for capital expenditures in an amount up to $100,000 plus the amount of contributions in aid of construction received by Agrinatural from customers for capital improvements (“CIAC”), less a reserve for distribution to the Agrinatural members to cover the income or other taxes imposed as a result of receipt of CIAC in an amount equal to 40% of CIAC. Prior to the amendment, Agrinatural’s capital expenditures were restricted to $100,000 per year.

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

The balance of this loan was approximately $2.6 million at July 31, 2017 and $2.9 million at October 31, 2016.

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

At July 31, 2017, our critical accounting estimates continue to include those described in our annual report on Form 10-K for the fiscal year ended October 31, 2016. Management has not changed the method of calculating and using estimates and assumptions in preparing our condensed consolidated unaudited financial statements in accordance with generally accepted accounting principles in the United States of America.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from our credit facilities with United FCS, HLBE's credit facilities with Compeer and HLBE’s note payable to the minority owner of Agrinatural. The specifics of these credit facilities are discussed in greater detail in “Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Indebtedness.”

As of July 31, 2017, GFE had no exposure to interest rate risk as we had no amounts outstanding on our credit facility with United FCS.  As of July 31, 2017, HLBE’s exposure to interest rate risk results primarily from its its note payable to the noncontrolling owner of Agrinatural, as HLBE had no exposure to interest rate risk under its credit facility with Compeer as it had no amounts outstanding under this credit facility.  Below is a sensitivity analysis we prepared regarding HLBE's income exposure to changes in interest rates.

The sensitivity analysis below shows the anticipated effect on our income from a 10% adverse change in interest rates for a one-year period.

Outstanding Variable
Rate Debt at	Interest Rate at	Interest Rate Following 10%	Approximate Adverse
July 31, 2017	July 31, 2017	Adverse Change	Change to Income
$100,000	5.23%	5.75%	$500

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

As of  July 31, 2017, GFE had price protection in place for approximately 13.0% and 20.0% of its anticipated corn and natural gas needs, respectively, and approximately approximately 2.0%  and 6.5% of its ethanol and distillers’ grains sales, respectively, for the next 12 months. As of July 31, 2017,  HLBE had price protection in place for approximately 16.5% of its anticipated corn needs and approximately 2.0%  and 6.0% of its ethanol and distillers’ grains sales, respectively, for the next 12 months. Through these contracts we hope to minimize risk from future market price fluctuations and basis fluctuations. As input prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for us.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the fair value of our corn and natural gas prices and average ethanol price as of July 31, 2017, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for both of the GFE and HLBE plants for a one year period from July 31, 2017.

The results of this sensitivity analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements		Hypothetical Adverse Change in
	for the next 12 months		Price as of	Approximate Adverse Change to
	(net of forward and futures contracts)	Unit of Measure	July 31, 2017	Income
Ethanol	126,000,000	Gallons	10%	$19,300,000
Corn	37,300,000	Bushels	10%	$11,700,000
Natural Gas	3,000,000	MMBTU	10%	$809,000

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

Effectiveness of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and General Manager (the principal executive officer), Steve Christensen, along with our Chief Financial Officer (the principal financial officer), Stacie Schuler, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2017. Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A.   Risk Factors

The risk factors below should be read in conjunction with the risk factors previously discussed in Item 1A of our Form 10-K for the fiscal year ended October 31, 2016, as supplemented by the risk factors disclosed in Item 1A of our Form 10-Q for the three months ended January 31, 2017 and April 30, 2017. Additional risks and uncertainties, including risks and uncertainties not presently known to us, or that we currently deem immaterial, could also have an adverse effect on our business, financial condition and/or results of operations.

The Brazilian government has imposed tariffs on ethanol exports to Brazil, which may negatively affect the demand and pricing for ethanol.

On August 23, 2017, Brazil’s Chamber of Foreign Trade announced it would recommend imposing a 20% tariff on U.S. ethanol imports after a 600 million liter tariff rate quota. According EIA data, through the June 30, 2017, approximately 1,045 million liters of ethanol have been exported to Brazil from the U.S., already exceeding the Brazilian tariff free quota. We cannot estimate the exact effect this tariff would have on the overall domestic ethanol market.  It is possible the tariff could reduce ethanol prices in the domestic market by decreasing Brazilian import demand for U.S. ethanol. Additionally, if ethanol prices increase, exports to Brazil may cease as a result of the tariff. Further, ethanol exports could potentially be higher without the Brazilian tariff. Any decrease in ethanol prices or demand may negatively impact our ability to profitably operate our ethanol plants.

State and federal government mandates affecting ethanol usage could change and impact the ethanol market.

Our operations could be adversely impacted by legislation or EPA actions, as set forth below or otherwise, that may reduce the RFS mandate. Similarly, should federal mandates regarding oxygenated gasoline be repealed, the market for domestic ethanol could be adversely impacted. Economic incentives to blend based on the relative value of gasoline versus ethanol, taking into consideration the octane value of ethanol, environmental requirements and the RFS mandate, may affect future demand. A significant increase in supply beyond the RFS mandate could have an adverse impact on ethanol prices. Moreover, changes to RFS could negatively impact the price of ethanol or cause imported sugarcane ethanol to become more economical than domestic ethanol.

On July 5, 2017, the EPA proposed the 2018 RVOs which maintains the RVO for conventional ethanol at 15.0 billion gallons, but reduces the overall biofuel target to 19.24 billion gallons for 2018 by decreasing volume obligations for advanced alternatives. According to the RFS, if mandatory renewable fuel volumes are reduced by at least 20% for two consecutive years, the EPA is required to modify, or reset, statutory volumes through 2022. With the 2018 being the first year the total proposed RVOs are more than 20% below statutory levels, the EPA administrator has directed the EPA staff to initiate the required technical analysis to inform a reset rule. If 2019 RVOs are also more than 20% below statutory levels, an RVO reset will be triggered under the RFS. This will require the EPA to modify statutory volumes through 2022 within one year of the trigger event, with the standard for review based on the same factors to be utilized when the EPA sets RVOs post-2022.

The U.S. Appeals Court for the D.C. Circuit ruled on July 28, 2017 in favor of various ethanol and agricultural industry groups aligned as petitionors against the EPA. The decision concluded the EPA erred in how it interpreted the “inadequate domestic supply” waiver provision of RFS in setting the 2016 RVOs. The Court concluded that the EPA was limited by the statute to consider only supply-side factors affecting the volume of renewable fuel that is available to refiners, blenders, and importers to meet the statutory volume requirements, and was not allowed to consider the volume of renewable fuel that is available to ultimate consumers or the demand-side constraints that affect the consumption of renewable fuel by consumers. As a result, the Court vacated the EPA’s decision to reduce the total renewable fuel volume requirements for 2016 through use of its “inadequate domestic supply” waiver authority, and remanded to the EPA to address the 2016 RVOs. While management does not anticipate any direct impact from the decision, the overall industry is expected to benefit from the limitation of the EPA's waiver analysis to the supply-side factors only.

Natural gas production disruptions and/or infastrure damage resulting from Hurricane Harvey may cause natural prices to increase, which could reduce our profitability.

Management anticipates short-term increases and volatility in natural gas prices for the remainder of fiscal year 2017 due to disruptions to natural gas production and damage to natural gas infrastructure resulting from Hurricane Harvey’s late August landfall.  The storm has resulted in extensive damage and flooding in Texas and Louisiana, especially in the coastal areas of these states. A full assessment of the extent of the damage is expected to be completed in the weeks ahead. There is still considerable uncertainty as to the extent of infrastructure damage and the ultimate amount of lost production from Hurricane Harvey. Therefore, we are uncertain as to how Hurricane Harvey will impact long term natural gas prices. However, management anticipates that the long-term impact of Hurricane Harvey natural gas prices will be less than the impact felt from Hurricane Katrina in 2005 due to shifts in where production takes place.  Since 2005, greater levels of production take place at inland basins, which are generally less affected by storms.We expect natural gas prices to be volatile or increase in the short to mid term given the unpredictable market situation.  Increases in the price of natural gas increases our cost of production and negatively impacts our profit margins..

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

None.

Item 5.   Other Information

None.

Item 6.   Exhibits.

(a)	The following exhibits are included in this report.

Exhibit No.	Exhibit
10.1

Agreement of Termination and To Execute Substitute Promissory Note; Commercial Security Agreement and Pledge Agreement (Ringneck Investment) Dated August 2, 2017 between Granite Falls Energy, LLC, Fagen Energy, LLC and Project Hawkeye, LLC

10.2	Promissory Note issued August 2, 2017 by Granite Falls Energy, LLC as borrower to Project Hawkeye, LLC as lender in principal amount of $7,500,000

10.3	Pledge Agreement Dated August 2, 2017 between Granite Falls Energy, LLC and Project Hawkeye, LLC

31.1	Certification of Chief Executive Officer pursuant to 17 CFR 240.13a-14(a)*

31.2	Certification of Chief Financial Officer pursuant to 17 CFR 240.13a-14(a)*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350*

101

The following financial information from Granite Falls Ethanol, LLC's Quarterly Report on Form 10-Q for the three and nine months ended July 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at July 31, 2017 and October 31, 2016; (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended July 31, 2017 and 2016; (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended July 31, 2017 and 2016; and (iv) Notes to Condensed Consolidated Unaudited Financial Statements.*

*   Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANITE FALLS ENERGY, LLC

Date: September 14, 2017	/s/ Steve Christensen
Steve Christensen
Chief Executive Officer

/s/ Stacie Schuler
Date: September 14, 2017	Stacie Schuler
Chief Financial Officer