Form 10-K
period 2017-10-31
Granite Falls Energy, LLC
filed 2018-01-30
CIK 1181749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended October 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☒(do not check if a smaller reporting company)	Smaller Reporting Company ☐
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

The aggregate market value of the 20,094 membership units held by non-affiliates of the registrant (computed by reference to the most recent offering price of membership units) was $20,094,000 as of April 30, 2017. The membership units are not listed on an exchange or otherwise publicly traded. Additionally, the membership units are subject to significant restrictions on transfer under the registrant’s operating and member control agreement. The value of the membership units for this purpose has been based solely upon the initial offering price of the membership units. In determining this value, the registrant has assumed that all of its governors, chief executive officer, chief financial officer and beneficial owners of 5% or more of its outstanding membership units are affiliates, but this assumption shall not apply to or be conclusive for any other purpose.

As of January 29, 2018, there were 30,606 membership units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant has incorporated by reference into Part III of this Annual Report on Form 10-K portions of its definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Annual Report (October 31, 2017). This proxy statement is referred to in this report as the 2018 Proxy Statement.

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

•	Changes in federal and/or state laws and environmental regulations including elimination, waiver or reduction of the Renewable Fuels Standard, may have an adverse effect on our business;
•	Any impairment of the transportation, storage and blending infrastructure that prevents ethanol from reaching markets;
•	Any effect on prices of distillers’ grains and ethanol resulting from actions in international markets;
•	Changes in our business strategy, capital improvements or development plans;
•	The effect of our risk mitigation strategies and hedging activities on our financial performance and cash flows;
•	Alternative fuel additives may be developed that are superior to, or cheaper than ethanol;
•	Changes or advances in plant production capacity or technical difficulties in operating our plants;
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

PART I

When we use the terms “Granite Falls Energy” or “GFE” or similar words in this Annual Report on Form 10-K, unless the context otherwise requires, we are referring to Granite Falls Energy, LLC and our operations at our ethanol production facility located in Granite Falls, Minnesota.  When we use the terms “Heron Lake BioEnergy”,  “Heron Lake”, or “HLBE” or similar words, unless the context otherwise requires, we are referring to Heron Lake BioEnergy, LLC and its wholly owned subsidiary, HLBE Pipeline Company, LLC, through which HLBE holds a 73.0% controlling interest in Agrinatural Gas, LLC. When we use the terms the “Company”, “we”, “us”, “our” or similar words in this Annual Report on Form 10-K, unless the context otherwise requires, we are referring to Granite Falls Energy, LLC and our consolidated wholly- and majority owned subsidiaries.

ITEM 1.BUSINESS

Overview

Granite Falls Energy, LLC is a Minnesota limited liability company formed on December 29, 2000  for the purpose of constructing, owning and operating a fuel-grade ethanol plant located in Granite Falls, Minnesota.

In July 2013, we  acquired controlling interest in Heron Lake BioEnergy, LLC (“Heron Lake BioEnergy” or “HLBE”), which owns an ethanol plant located near Heron Lake, Minnesota.  As of October 31, 2017, we control approximately 50.7% of HLBE’s outstanding membership units through our wholly owned subsidiary, Project Viking, L.L.C. As a result of our majority ownership, we have the right to appoint five (5) of the nine (9) governors to HLBE’s board of governors under its member control agreement.

On November 1, 2016,  we subscribed to purchase 1,500 capital units of Ring-neck Energy & Feed, LLC (“Ring-neck”) at a price of $5,000 per unit for a total of $7,500,000 and paid a subscription deposit of $750,000.  By letter dated July 12, 2017, GFE was notified of Ringneck’s acceptance of GFE’s subscription.  On August 2, 2017, GFE borrowed $7.5 million under its credit facility with Project Hawkeye, LLC (“Project Hawkeye”), an affiliate of Fagen, Inc., which is a member of GFE, and paid $6,750,000 to Ringneck as payment of the remaining balance of GFE’s subscription. Details regarding our subscription for investment in Ringneck are provided below in the section below titled “Investment.”  Details of the Project Hawkeye credit facility are provided below in the section below entitled “ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Indebtedness - Granite Falls Energy - GFE’s Other Credit Arrangement”.

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

The GFE plant has an annual production capacity of approximately 63 million gallons of denatured ethanol, but is currently permitted to produce up to 70 million gallons of undenatured ethanol on a twelve month rolling sum basis. The HLBE plant has an approximate annual production capacity of approximately 65 million gallons of denatured ethanol, but is currently permitted to produce up to approximately 72.3 million gallons of undenatured fuel-grade ethanol on a twelve-month rolling sum basis.  We intend to continue working toward increasing production at both the GFE and HLBE plants to take advantage of the additional production allowed pursuant to our permits as long as we believe it is profitable to do so.

HLBE also owns a controlling 73.0% interest in Agrinatural Gas, LLC (“Agrinatural”), through its wholly owned subsidiary, HLBE Pipeline Company, LLC. The remaining 27.0% non-controlling interest is owned by Rural Energy Solutions, LLC (“RES”).  Agrinatural is a natural gas pipeline company that was formed to construct, own, and operate the natural gas pipeline that provides natural gas to HLBE’s ethanol production facility and other customers through a connection with the natural gas pipeline facilities of Northern Border Pipeline Company in Cottonwood County, Minnesota.  Agrinatural owns approximately 190 miles of natural gas pipeline and provides natural gas to HLBE’s ethanol plant and other commercial, agricultural and residential customers through a connection with the natural gas pipeline facilities of Northern Border Pipeline Company.  Agrinatural’s revenues are generated through natural gas distribution fees and sales.

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

Additionally, we also realize relatively immaterial revenue from natural gas pipeline operations at Agrinatural, HLBE’s majority owned subsidiary.  Before and after accounting for intercompany eliminations, these revenues from Agrinatural’s represent less than 1% of our consolidated revenues and have little to no impact on the overall performance of the Company.  Therefore, our management does not separately review Agrinatural’s revenues, cost of sales or other operating performance information.  Rather, management reviews Agrinatural’s natural gas pipeline financial data on a consolidated basis with our ethanol production operating segment. Additionally, management believes that the presentation of separate operating performance information for Agrinatural’s natural gas pipeline operations would not provide meaningful information to a reader of the Company’s financial statements and would not achieve the basic principles and objectives of ASC 280.

We currently do not have or anticipate we will have any other lines of business or other significant sources of revenue other than the sale of ethanol and its co-products, which include distillers’ grains and non-edible corn oil.

Financial Information

Please refer to “ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” for information about our revenue, profit and loss measurements, and total assets and liabilities and “ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” for our consolidated financial statements and supplementary data.

Principal Products

The principal products from ethanol production at GFE’s plant and HLBE’s plant, and from which we derive nearly all our revenue, are fuel-grade ethanol, distillers’ grains, and non-edible corn oil.  In addition, HLBE’s plant also has miscellaneous other revenue generated by sales of corn syrup, a by-product of the ethanol production process, and revenues from Agrinatural’s natural gas pipeline operations.  We did not introduce any new products or services as part of our ethanol production segment during our fiscal year ended October 31, 2017.

The table below shows the approximate percentage of our total revenue which is attributable to each of our principal products for each of the last three fiscal years.

	Fiscal Year 2017	Fiscal Year 2016	Fiscal Year 2015
Ethanol	81.1%	79.3%	78.0%
Distillers' Grains	13.6%	15.8%	18.7%
Corn Oil	4.5%	4.1%	2.7%
Misc. Other Revenue*	0.8%	0.8%	0.6%

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

We expect a majority of our ethanol to continue to be marketed and sold domestically. In addition, as domestic production of ethanol continues to expand, we anticipate increased international sales. Over our past fiscal year, exports of ethanol have increased with Brazil receiving the largest percentage of ethanol produced in the United States and Canada in second place. India, the Philippines and South Korea have also been top destinations.  However, ethanol export demand is more unpredictable than domestic demand and tends to fluctuate over time as it is subject to monetary and political forces in other nations. For example, a strong US Dollar is a force that may negatively impact ethanol exports from the United States.  Additionally, the imposition of tariffs and duties on imported ethanol from the U.S. can also negatively impact domestic export demand.

Although exports to China also substantially increased during 2016 over 2015, China imported negligible volumes during 2017.  This reduction was due to China’s increase of the tariff on ethanol imported from the U.S. and Brazil to 30% as of January 1, 2017, compared to a 5% tariff in 2016.  However, on September 13, 2017, China’s National Development and Reform Commission, the National Energy Board and 15 other state departments issued a joint plan to expand the use and production of biofuels containing up to 10% ethanol by 2020. There is no assurance the recently issued joint plan will lead to increased imports of US ethanol.

During 2017 Brazil also adopted import quotas on imported ethanol, which is expected to negatively impact U.S. exports. On September 1, 2017, Brazil’s Chamber of Foreign Trade, or CAMEX, issued an official written resolution, imposing a 20% tariff on U.S. ethanol imports in excess of 150 million liters, or 39.6 million gallons per quarter. The ruling is valid for two years. According to the RFA, during September 2017, Brazil fell out of the top two customers of U.S. ethanol exports which is most likely the result of the implementation of the 20% tariff on imported ethanol. Exports to Brazil in September 2017 decreased by 20% compared to August 2017 exports and by 70% compared to the peak in May 2017. These tariffs have had, and likely will continue to have, a negative impact on the export market demand and prices for ethanol produced in the United States.

On June 27, 2017, Mexico’s Energy Regulatory Commission (“CRE”) approved the use of 10% ethanol blends, effective immediately, up from 5.8%, in all but three of its largest cities: Mexico City, Guadalajara and Monterrey, which could lead to increased exports to Mexico. However, several lawsuits were filed in Mexico challenging the June 2017 decision by the CRE to approve the use of 10% ethanol blends. Although four of these lawsuits were dismissed, a fifth lawsuit was allowed to proceed for judicial review, despite precedent set by the Mexico Supreme Court for dismissal. The CRE is expected to defend its position before the judge makes a final decision. Should the judge rule in favor of the plaintiff, the case will go to the Mexico Supreme Court.

We transport our ethanol primarily by rail.  In addition to rail, we service certain regional markets by truck from time to time.  We believe that regional pricing tends to follow national pricing less the freight difference.

Distillers’ Grains Markets

We sell distillers’ grains as animal feed for beef and dairy cattle, poultry, and hogs. Most of the distillers’ grains that we sell are in the form of dried distillers’ grains.  Currently, the U.S. ethanol industry exports a significant amount of dried distillers’ grains, which may increase as worldwide acceptance grows. However, according to the U.S. Grains Council, total U.S. distiller’s grains exports through October 2017 were approximately 3% lower than distiller’s grains exports for the same period last year with Mexico, Turkey, South Korea, Canada, Thailand and Indonesia.

Historically, the United States ethanol industry exported a significant amount of distillers’ grains to China and Vietnam. However, during 2016, China began an anti-dumping and countervailing duty investigation related to distillers’ grains imported from the U.S. which contributed to a decline in distillers’ grains shipped to China during 2016. In January 2017, the Chinese issued final tariffs on U.S. distillers’ grains. The Chinese distillers’ grains anti-dumping tariffs range from 42.2% to 53.7% and the anti-subsidy tariffs range from 11.2% to 12%. The imposition of these duties has resulted in a significant decline in demand from this top importer requiring U.S. producers to seek out alternative markets.  In November 2017, the China Ministry of Commerce announced that the anti-subsidy tariffs would be repealed.  While the anti-subsidy tariffs may be removed, the substantial anti-dumping duties remain.  As a result, there is no guarantee that distillers’ grains exports to Chinese will resume.

Additionally, exports of U.S. distillers’ grains to Vietnam had halted completely due to Vietnam’s imposition of stricter regulations on fumigation in December 2016. However, in a statement issued September 1, 2017, the U.S. Grains Council announced that Vietnam is lifting its suspension of U.S. distillers’ grains imports and easing fumigation requirements.  The lift of this suspension may result in increased exports to Vietnam; however, there is no guarantee that the Vietnamese export market will achieve significant growth.

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

Our agreements with Eco-Energy expire on December 31, 2019.  However, the agreements provide for automatic renewals for three additional terms of three-years each unless terminated by either party by providing written notice to the other party at least 90 days prior to the end of the then current term.

Distillers’ Grains Distribution

RPMG, Inc. (“RPMG”)  is the distillers’ grains marketer for our Granite Falls plant.  Pursuant to GFE’s distillers’ grains marketing agreement, RPMG markets all the distillers’ grains produced at the Granite Falls plant.  The contract commenced on February 1, 2011, with an initial term of one year, but continues in effect until terminated by either party.

Gavilon Ingredients, LLC (“Gavilon”)  is the distillers’ grains marketer for HLBE.  Under HLBE’s distillers’ grains marketing agreement, Gavilon purchases all of the distillers’ grains produced at our Heron Lake ethanol plant in exchange for a service fee. The contract commenced on November 1, 2013 with an initial term of six months, and will continue to remain in effect until terminated by either party at its unqualified option, by providing written notice of not less than 60 days to the other party.

Corn Oil Distribution

RPMG is also the corn oil marketer for both the GFE plant and the HLBE plant.  Currently, RPMG markets our corn oil, which is used primarily as a biodiesel feedstock and as a supplement for animal feed.  We pay RPMG a commission based on each pound of corn oil sold by RPMG under these marketing agreements.

Dependence on One or a Few Major Customers

As discussed above, we have exclusive ethanol marketing agreements with Eco-Energy. Additionally, we have agreements with RPMG and Gavilon to market all of the distillers’ grains produced at GFE’s plant and HLBE’s plant, respectively, and with RPMG to market all of the corn oil produced at our plants. We rely on Eco-Energy, RPMG and Gavilon for the sale and distribution of all of our products; therefore, we are highly dependent on Eco-Energy, RPMG and Gavilon for the successful marketing of our products. Any loss of these companies as our marketing agents for our ethanol, distillers’ grains, or corn oil could have a negative impact on our revenues.

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

Generally, higher corn prices will produce lower profit margins and, therefore, negatively affect our financial performance.  If a period of high corn prices were to be sustained for some time, such pricing may reduce our ability to operate profitably because of the higher cost of operating our plants.  Because the market price of ethanol is not directly related to corn prices, we, like most ethanol producers, are not able to compensate for increases in the cost of corn through adjustments in our prices for our ethanol although we do see increases in the prices of our distillers’ grains during times of higher corn prices. Given that ethanol sales comprise a majority of our revenues, our inability to adjust our ethanol prices can result in a negative impact on our profitability during periods of high corn prices.

Ethanol prices were higher during fiscal year 2017 compared to fiscal year 2016.  Ethanol prices were higher during the fiscal year ended October 31, 2017 due to increased export demand which offset increased industry-wide production.  Management expects additional volatility for the price of ethanol in 2018.  Ethanol supply and demand both are expected to increase in 2018, which may lead to market imbalances.  Due to low ethanol and feedstock prices, exports grew in 2017 and are projected to continue to grow in 2018.  This is positive for the ethanol industry, but does introduce additional risk as international demand is more volatile than domestic demand.  U.S. gas demand was flat year over year in 2017, while ethanol as a percentage of the fuel supply increased slightly.  A decrease in demand for either gasoline or ethanol blends would adversely impact the price of ethanol, which could result in a material adverse effect on our business, results of operations and financial condition.

Sources and Availability of Raw Materials

The primary raw materials used in the production of ethanol at our plants are corn and natural gas.  Our plants also require significant and uninterrupted amounts of electricity and water.

Corn

Ethanol production requires substantial amounts of corn. The cost of corn represented approximately 72.2%, 74.1%, and 73.5% of our cost of goods sold for the years ended October 31, 2017, 2016, and 2015, respectively. At GFE’s  current production rate of approximately 63 millon gallons of undenatured ethanol per year, the GFE plant requires approximately 21.5 million bushels of corn per year. The HLBE ethanol plant requires approximately 22.4 million bushels of corn per year to operate at is current production rate of approximately 65 million gallons of undenatured ethanol per year.

GFE had  an exclusive corn storage and grain handling agreement with Farmers Cooperative Elevator (“FCE”), a member of GFE. Under the agreement, GFE had agreed to purchase all of the corn needed for the operation of the plant from FCE. The price of the corn purchased was the bid price FCE establishes for the plant plus a set fee per bushel.

On February 27, 2017, GFE and FCE executed an amendment to the corn storage and grain handling agreement.  Pursuant to the terms of the amendment, GFE and FCE agreed to amend the corn storage and grain handling agreement to accelerate the termination date of the agreement to midnight August 31, 2017.  In exchange for the early termination, GFE paid an early termination fee to FCE of approximately $255,000 in August 2017. Prior to the amendment, the termination date of the corn storage and grain handling agreement was set to expire on November 2017.

On June 1, 2017, GFE began posting bids for the purchase of corn directly from grain elevators, farmers, and local dealers within approximately 80 miles of Granite Falls, Minnesota.  On September 1, 2017, GFE began accepting delivery of corn at its Granite Falls plant.  Typically, HLBE purchases its corn directly from grain elevators, farmers, and local dealers within approximately 80 miles of Heron Lake, Minnesota. Neither GFE’s nor HLGE’s members are obligated to deliver corn to the Granite Falls plant or Heron Lake plant.

GFE and HLBE generally purchase corn through spot cash, fixed-price forward, basis only, and futures only contracts. Our fixed-price forward contracts specify the amount of corn, the price and the time period over which the corn is to be delivered.  These forward contracts are at fixed prices indexed to Chicago Board of Trade (“CBOT”) prices. Our plants corn requirements can be contracted in advance under fixed-price forward contracts or options. The parameters of these contracts are based on the local supply and demand situation and the seasonality of the price. For delayed pricing contracts, producers will deliver corn to either the GFE or HLBE plant, but the pricing for that corn and the related payment will occur at a later date. We may also purchase a portion of our corn on a spot basis. For our spot purchases, GFE and HLBE post daily corn bids so that corn producers can sell to directly to our plants on a spot basis.

In addition, both plants’ facilities have sufficient corn storage capacity, with the capability to store approximately 8 days of corn supply at HLBE and approximately 18 days of corn supply at the GFE plant.

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

Since corn is the primary raw material we use to produce our products, the availability and cost of corn can have a significant impact on the profitability of our operations. Corn prices were lower during our 2017 fiscal year as a result of several consecutive years of favorable corn crops which has increased the amount of corn available to us. As a result of these favorable corn crops, we have not had difficulty securing the corn we need to operate our ethanol plants at prices that have allowed us to operate profitably. If we experience a drought or other unfavorable weather condition during our 2018 fiscal year, the price we pay for corn and the availability of corn near our plants could be negatively impacted. If we experience a localized shortage of corn, we may be forced to purchase corn from producers who are farther away from our ethanol plants which can increase our transportation costs.

Utilities

Natural Gas

Natural gas is a significant input to our manufacturing process. The cost of natural gas represented approximately 6.3%, 5.1%, and 6.7%, of our cost of sales for the years ended October 31, 2017, 2016, and 2015, respectively.

We do not anticipate any problems securing the natural gas we require to continue to operate our plants at capacity during our 2018 fiscal year or beyond.  At GFE’s plant, we pay Center Point Energy/Minnegasco a per unit fee to move the natural gas through the pipeline, and we have guaranteed to move a minimum of 1,500,000 mmBTU annually through December 31, 2025, which is the ending date of the agreement.  GFE also has an agreement with U.S. Energy Services, Inc.  On our behalf, U.S. Energy Services procures contracts with various natural gas vendors to supply the natural gas necessary to operate the GFE plant.  We determined that sourcing our natural gas from a variety of vendors is more cost-efficient than using an exclusive supplier.

HLBE has a facilities agreement with Northern Border Pipeline Company, which allows HLBE to access an existing interstate natural gas pipeline located approximately 16 miles north from its plant.  HLBE has entered into a firm natural gas transportation agreement with its majority owned subsidiary, Agrinatural.  Under the terms of the firm natural gas transportation agreement, Agrinatural will provide natural gas to the HLBE plant with a specified price per MMBTU for a term ending on October 31, 2021, with an automatic renewal option for an additional five year period.  HLBE also has a base agreement for the sale and purchase of natural gas with Constellation NewEnergy—Gas Division, LLC (“Constellation”). HLBE buys all of its natural gas from Constellation and this agreement runs through March 31, 2019.

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

Electricity

Our plants require a continuous supply of electricity.  We have agreements in place to supply electricity to our plants.  We do not anticipate any problems securing the electricity that we require to continue to operate our plants at capacity during our 2018 fiscal year or beyond.

Water

We do not anticipate any problems securing the water that we require to continue to operate our plants at capacity during our 2018 fiscal year or beyond. GFE obtains the water necessary to operate its from the Minnesota River with an adjustable gravity-flow intake system.

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

In order to mitigate our commodity and product price risks, we enter into hedging transactions, including forward corn, ethanol, distillers’ grains and natural gas contracts, in an attempt to partially offset the effects of price volatility for corn and ethanol.  However, we are not always presented with an opportunity to lock in a favorable margin and our plant’s profitability may be negatively impacted during periods of high grain prices. We also enter into over-the-counter and exchange-traded futures, swaps and option contracts for corn, ethanol and distillers’ grains, designed to limit our exposure to increases in the price of corn and manage ethanol price fluctuations.

Although we believe that our hedging strategies can reduce the risk of price fluctuations, the financial statement impact of these activities depends upon, among other things, the prices involved and our ability to physically receive or deliver the commodities involved.  Our hedging activities could cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.  As corn and ethanol prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments

Hedging arrangements expose us to the risk of financial loss in situations where the counterparty to the hedging contract defaults or, in the case of exchange-traded contracts, where there is a change in the expected differential between the price of the commodity underlying the hedging agreement and the actual prices paid or received by us for the physical commodity bought or sold.  There are also situations where the hedging transactions themselves may result in losses, as when a position is purchased in a declining market or a position is sold in a rising market. Hedging losses may be offset by a decreased cash price for corn and natural gas and an increased cash price for ethanol and distillers’ grains.

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

Competition

Ethanol Competition

Domestic Competition

We sell our ethanol in a highly competitive market.  Ethanol is a commodity product where competition in the industry is predominantly based on price. On a national scale, we are in direct competition with numerous other ethanol producers.  According to the RFA, as of October 27, 2017, there are approximately 214 biorefineries with a total nameplate capacity of approximately 16.2 billion gallons of ethanol per year, with an additional six plants under expansion or construction with capacity to produce an additional 463 million gallons.  However, the RFA estimates that approximately 2.6% of the ethanol production capacity in the U.S. was not operating as of October 27, 2017.

The following table identifies the top five largest ethanol producers in the U.S. along with their production capacities.

Nameplate Capacity
Company	(mmgy)
Poet Biorefining	1,662
Archer Daniels Midland	1,616
Green Plains, Inc.	1,370
Valero Renewable Fuels	1,265
Flint Hills Resources LP	820

Updated: October 27, 2017, Renewable Fuels Association

Each of the large ethanol producers above are capable of producing significantly more ethanol than we produce. These producers and other large producers are, among other things, capable of producing a significantly greater amount of ethanol or have multiple ethanol plants that may help them achieve certain benefits that we could not achieve with one ethanol plant. This could put us at a competitive disadvantage to other ethanol producers.

Larger ethanol producers may have an advantage over us from economies of scale and stronger negotiating positions with purchasers.  Large producers own multiple ethanol plants and may have flexibility to run certain facilities while shutting or slowing down production at their other facilities. This added flexibility may allow these producers to compete more effectively, especially during periods when operating margins are unfavorable in the ethanol industry. Some large producers own ethanol plants in geographically diverse areas of the U.S. and as result, may be able to more effectively spread the risk they encounter related to feedstock prices. Some of our competitors are owned subsidiaries of larger oil companies, such as Valero Renewable Fuels and Flint Hills Resources. Because their parent oil companies are required to blend a certain amount of ethanol each year, these competitors may be able to operate their ethanol production facilities at times when it is unprofitable for us to operate our ethanol plant. Further, new products or methods of ethanol production developed by larger and better-financed competitors could provide them competitive advantages over us and harm our business.

Local Competition

A majority of the U.S. ethanol plants, and therefore, the greatest number of gallons of ethanol production capacity, are concentrated in the corn-producing states of Iowa, Nebraska, Illinois, Indiana, Minnesota, South Dakota, Ohio, Wisconsin, Kansas, and North Dakota.  According to the RFA, as of October 27, 2017, Minnesota is one of the top producers of ethanol in the U.S. with 21 ethanol plants producing an aggregate of approximately 1.5 billion gallons of ethanol per year. Therefore, we face increased regional and local competition because of the location of our ethanol plant.

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

Alternative Fuels and Other Fuel Additives Competition

Alternative fuels and alternative ethanol production methods are continually under development. New ethanol products or methods of ethanol production developed by larger and better-financed competitors could provide them competitive advantages over us and harm our business.

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

A few companies have completed commercial scale cellulosic ethanol plants. If this technology can be profitably employed on a commercial scale, it could potentially lead to ethanol that is less expensive to produce than corn based ethanol. Cellulosic ethanol may also capture more government subsidies and assistance than corn based ethanol. This could decrease demand for our product or result in competitive disadvantages for our ethanol production process.

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

Distillers’ Grains Competition

The amount of distillers’ grains produced annually in North America has increased significantly as the number of ethanol plants increased.  We compete with other producers of distillers’ grains products both locally and nationally, with more intense competition for sales of distillers’ grains among ethanol producers in close proximity to our ethanol plant.  These competitors may be more likely to sell to the same markets that we target for our distillers’ grains.

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

Under the RFS, the EPA is supposed to pass an annual rule that establishes the number of gallons of different types of renewable fuels that must be used in the U.S. by refineries, blenders, distributors and importers which is called the renewable volume obligations (“RVOs”). The EPA has the authority to waive the mandates in whole or in part if one of two conditions is met: 1) there is inadequate domestic renewable fuel supply, or 2) implementation of the mandate requirement severely harms the economy or environment of a state, region or the U.S.

The RFS sets the statutory RVO for corn-based ethanol at 15 billion gallons beginning in 2016 and each year thereafter through 2022. On November 23, 2016, the EPA announced the final rule for 2017 RVOs, which was set at 15.0 billion gallons for corn-based ethanol.  This rule is set at 100% of the original conventional biofuel requirement of 15.0 billion gallons, and is considered a favorable outcome by the industry.

On July 5, 2017, the United States Environmental Protection Agency (“EPA”) released a proposed rule to set the 2018 renewable volume requirements (“RVOs”) for conventional ethanol at 15.0 billion gallons while lowering the RVO for advanced alternatives, reducing overall RVOs to 19.24 billion gallons for 2018.

On October 19, 2017, EPA Administrator Pruitt issued a letter to several U.S. Senators representing states in the Midwest reiterating his commitment to the text and spirit of the RFS. He stated that the EPA would meet the November 30, 2017 deadline for issuing final 2018 volume requirements, that the EPA’s preliminary analysis suggests that final volume requirements should be set at amounts at or greater than those provided in the July proposed rule for 2018.  On November 30, 2017, the EPA announced the final 2018 RVOs, and consistent with EPA Administrator Pruitt’s October 2017 letter, set the RVOs for conventional ethanol at 15.0 billion gallons, advanced biofuels at 4.29 billion gallons and cellulosic ethanol at 0.29 billion gallons, for overall RVOs of 19.29 billion gallons for 2018.  Although this final rule achieves the statutory RVO for conventional corn-based ethanol originally set by Congress when the RFS was enacted, it reduces the overall RVOs below the overall statutory level of 26 billion gallons.

The following chart illustrates the potential U.S. ethanol demand based on the schedule of minimum usage established by the RFS program through the year 2022 (in billions of gallons):

					Maximum Amount of Corn-based
		Total Renewable Fuel	Cellulosic Ethanol	Advanced	Ethanol That Can Be Used to
Year	RVO Source	RVO	Minimum Requirement	Biofuel	Satisfy Total Renewable Fuel RVO
2017	RFS Statute	24.00	5.5	9.00	15.00
	EPA Final Rule(1)	19.28	0.31	4.28	15.00
2018	RFS Statute	26.00	7.00	11.00	15.00
	EPA Final Rule(2)	19.29	0.29	4.29	15.00
2019	RFS Statute	28.00	8.50	13.00	15.00
2020	RFS Statute	30.00	10.50	15.00	15.00
2021	RFS Statute	33.00	13.50	18.00	15.00
2022	RFS Statute	36.00	16.00	21.00	15.00

(1)Final EPA RFS RVOs for 2017 issued November 2016.

(2)Final EPA RFS RVOs for 2018 issued November 2017.

Current ethanol production capacity exceeds the EPA’s 2017 and 2018 RVOs that can be satisfied by corn-based ethanol.  According to the RFS, if mandatory renewable fuel volumes are reduced by at least 20% for two consecutive years, the EPA is required to modify, or reset, statutory volumes through 2022. Since 2018 is the first year the total proposed RVOs were more than 20% below statutory levels, in September 2017, the EPA Administrator Pruitt directed his staff to initiate the required technical analysis to perform any future reset consistent with the reset rules. Since the final 2018 RVOs are more than 20% below statutory levels, if 2019 RVOs are also more than 20% below statutory levels, the RVO reset will be triggered under RFS.  As a result, the EPA will be required to modify statutory volumes through 2022 within one year of the trigger event, based on the same factors used to set the RVOs post-2022. If the statutory RVOs are reduced as a result of reset, it could have an adverse effect on the market price and demand for ethanol which would negatively impact our financial performance.

Beginning in January 2016, various ethanol and agricultural industry groups petitioned a federal appeals court to hear a legal challenge to of the EPA’s decision to reduce the total renewable fuel volume requirements for 2014-2016 through use of its “inadequate domestic supply” waiver authority.  On July 28, 2017, the U.S. Court of Appeals for the D.C. Circuit ruled in favor of the petitioners, concluding that the EPA erred in its exercise of “inadequate domestic supply” waiver authority by considering demand-side constraints. As a result, the Court vacated the EPA’s decision to reduce the total renewable fuel volume requirements for 2016, and remanded to the EPA to address the 2016 total renewable fuels volume requirements. While management believes the decision should benefit the ethanol industry overall by clarifying the EPA's waiver analysis is limited to consideration of supply-side factors only, no direct impact on the Company is expected from the decision.

Management anticipates that there will be further legal challenges to the EPA's reduction in the volume requirements, including the final rules for 2017 and 2018. However, if the EPA's decision to reduce the volume requirements under the RFS is allowed to stand, or if the volume requirements are further reduced, it could have an adverse effect on the market price and demand for ethanol which would negatively impact our financial performance.

Beyond the federal mandates, there are limited domestic markets for ethanol.  Further, opponents of ethanol such as large oil companies will likely continue their efforts to repeal or reduce the RFS through lawsuits or lobbying of Congress.  If such efforts are successful in further reducing or repealing the blending requirements of the RFS, a significant decrease in ethanol demand may result and could have a material adverse effect on our results of operations, cash flows and financial condition, unless additional demand from exports or discretionary or E85 blending develops.

Most ethanol that is used in the U.S. is sold in a blend called E10. E10 is a blend of 10% ethanol and 90% gasoline. E10 is approved for use in all standard vehicles. Estimates indicate that gasoline demand in the U.S. is approximately 140 billion gallons per year. Assuming that all gasoline in the U.S. is blended at a rate of 10% ethanol and 90% gasoline, the maximum demand for ethanol is 14.0 billion gallons per year.  This is commonly referred to as the “blend wall,” which represents a theoretical limit where more ethanol cannot be blended into the national gasoline pool. This is a theoretical limit because it is believed that it would not be possible to blend ethanol into every gallon of gasoline that is being used in the U.S. and it discounts the possibility of additional ethanol used in higher percentage blends such as E15 and E85. These higher percentage blends may lead to additional ethanol demand if they become more widely available and accepted by the market.

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

Many in the ethanol industry believe that it will be difficult to meet the stator RFS RVOs in future years without an increase in the percentage of ethanol that can be blended with gasoline for use in standard (non-flex fuel) vehicles. In EPA Administrator Pruitt’s October 2017 letter, he also stated that the EPA is actively exploring its authority to remove arbitrary barriers to the year-rounds use of E15 and other mid-level ethanol blends so that E15 may be sold throughout the year without disruption. However, it is unclear what regulatory framework, if any, will emerge.

Obligated parties use renewable identification numbers (“RINs”) to show compliance with RFS-mandated volumes. RINs are attached to renewable fuels by producers and detached when the renewable fuel is blended with transportation fuel or traded in the open market. The market price of detached RINs affects the price of ethanol in certain markets and influences the purchasing decisions by obligated parties. In November 2016, the EPA also proposed denying a petition to change the point of obligation under the RFS to the parties that own the gasoline before it is sold. EPA Administrator Pruitt’s October 2017 letter stated that the EPA would soon finalize a decision to deny the request to change the point of obligation for RINs from refiners and importers to blenders and that the EPA will not pursue regulations to allow ethanol exports to generate RINs.  Management believes that these statements represent actions that would likely have a positive impact on the ethanol industry either directly or indirectly.

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

Our plants’ air permits require certain on-going performance testing to be completed periodically to ensure compliance with minor source emission limits. On May 12, 2017, HLBE submitted a letter to the Minnesota Pollution Control Agency (“MPCA”) regarding the certain non-compliant results from on-going performance testing required under its air permit. Since reporting to MPCA, The Company cooperated with MPCA’s review of the non-compliant tests and maintained open communication with MPCA staff to resolve the matter.    On October 17, 2017, HLBE entered into a stipulation agreement with MPCA relating to the non-compliant test results.  Under the stipulation agreement, HLBE agreed to pay a civil penalty of $63,500, which was paid in October 2017.

In the fiscal year ended October 31, 2017,  GFE and HLBE incurred costs and expenses of approximately $156,000 and $265,000, respectively, complying with environmental laws, including HLBE’s civil penalty for non-compliance.  Although we have been successful in obtaining all of the permits currently required to operate our plants, any retroactive change in environmental regulations, either at the federal or state level, could require us to obtain additional or new permits or spend considerable resources in complying with such regulations.

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

As of the date of this report, we have 82 full time employees at our two consolidated ethanol plants, of which 42 are employed at the GFE plant and 40 are employed at the HLBE plant.  Of our total employees, 17 are involved primarily in management and administration with 10 employees at the GFE plant and 7 at the HLBE plant. The remaining employees are involved primarily in plant operations.  We do not currently anticipate any significant change in the number of employees at our plants.

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

The term of the management services agreement automatically renews for successive one-year terms until either party gives the other party written notice of termination prior to expiration of the then current term. The management services agreement may also be terminated by either party for cause under certain circumstances.

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

Financial Information about Geographic Areas

All of our operations are domiciled in the U.S. All of the products sold to our customers for fiscal years 2017, 2016, and 2015 were produced in the U.S. and all of our long-lived assets are domiciled in the U.S.  We have engaged third-party professional marketers who decide where our products are marketed and we have no control over the marketing decisions made by our third-party professional marketers. These third-party marketers may decide to sell our products in countries other than the U.S.  However, we anticipate that our products will primarily be sold in the U.S.

Investment

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

In connection with our subscription, GFE entered into a credit facility with Project Hawkeye,  pursuant to which GFE borrowed $7.5 million to finance the investment in Ringneck. Details of the Project Hawkeye credit facility are provided below in the section below entitled “PART II - ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Credit Arrangements”.

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

Volatility in oil and gas prices may materially affect ethanol pricing and demand.

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

Management expects additional volatility for the price of ethanol in 2018.  Ethanol supply and demand both continued to increase in 2017 and are expected to increase in 2018, which may lead to market imbalances.  Due to low ethanol and feedstock prices, exports grew in 2017 and are projected to continue to grow in 2018.  This is positive for the ethanol industry, but does introduce additional risk as international demand is more volatile than domestic demand.  U.S. gas demand was flat year over year in 2017, while ethanol as a percentage of the fuel supply increased slightly.  A decrease in demand for either gasoline or ethanol blends would adversely impact the price of ethanol, which could result in a material adverse effect on our business, results of operations and financial condition.

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

An increasing amount of our industry’s products are being exported.  The U.S. ethanol industry was supported during our 2016 fiscal year with exports of ethanol which increased demand for our ethanol. Management believes these additional exports of ethanol were due to lower market ethanol prices in the U.S. and increased global demand for ethanol.  However, these ethanol exports may not continue. If producers and exporters of ethanol and distillers’ grains are subjected to trade barriers when selling products to foreign customers, there may be a reduction in the price of these products in the U.S.  Declines in the price we receive for our products will lead to decreased revenues and may result in our inability to operate the ethanol plant profitably.

If U.S. producers can not satisfy import requirements imposed by countries importing distillers’ grains, export demand could be significantly reduced as a result. If export demand of distillers’ grains is significantly reduced as a result, the price of distillers’ grains in the U.S. would likely continue to decline which would have a negative effect on our revenue and could impact our ability to profitably operate which could in turn reduce the value of our units.

We face intense competition that may result in reductions in the price we receive for our ethanol, increases in the prices we pay for our corn, or lower gross profits.

Competition in the ethanol industry is intense. We face formidable competition in every aspect of our business from both larger and smaller producers of ethanol and distillers’ grains. Some larger producers of ethanol, such as POET Biorefining, Archer Daniels Midland Company, Cargill, Inc., Valero Energy Corporation, have substantially greater financial, operational, procurement, marketing, distribution and technical resources than we have. We may not be able to compete with these larger entities. These larger ethanol producers may be able to affect the ethanol market in ways that are not beneficial to us which could affect our financial performance.

Additionally, smaller competitors, such as farmer-owned cooperatives and independent companies owned by farmers and investors, have business advantages, such as the ability to more favorably procure corn by operating smaller plants that may not affect the local price of corn as much as a larger-scale plant like ours or requiring their farmer-owners to sell them corn as a requirement of ownership. Because Minnesota is one of the top producers of ethanol in the U.S., we face increased competition because of the location of our ethanol plants. Competing ethanol producers may introduce competitive pricing pressures that may adversely affect our sales levels and margins or our ability to procure corn at favorable prices. As a result, we cannot assure you that we will be able to compete successfully with existing or new competitors.

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

We have a concentration of credit risk because GFE sells all of the ethanol, distillers’ grains, and corn oil produced to two customers and HLBE sells all of its ethanol, distillers’ grains, and corn oil produced to three customers. Although we typically receive payments timely and within the terms of our marketing agreements with these customers, we continually monitor this credit risk exposure. These customers accounted for approximately 100.0%, 100.0% and 99.8% of GFE’s revenue for the years ended October 31, 2017, 2016, and 2015, respectively and approximately 98.3% and 96.7% of GFE’s outstanding accounts receivable balance at October 31, 2017 and 2016, respectively.  At HLBE, these customers accounted for approximately 99.5%, 98.3%, and 98.5% of HLBE’s revenue for the years ended October 31, 2017, 2016, and 2015, respectively and approximately 98.1% and 93.0% of HLBE’s outstanding accounts receivable balance at October 31, 2017 and 2016, respectively.  The inability of a third party to pay our accounts receivable may cause us to experience losses and may adversely affect our liquidity and our ability to make our payments when due.

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

Our plants’ air permits require certain on-going performance testing to be completed periodically to ensure compliance with minor source emission limits. On May 12, 2017, HLBE submitted a letter to the MPCA regarding the results of certain non-compliant tests. On October 17, 2017, HLBE entered into a stipulation agreement with the MPCA relating to these non-compliant tests.  Under the stipulation agreement, HLBE agreed to pay a civil penalty of $63,500, which was paid in October 2017.

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

By statute, the RFS requires that 16.55 billion gallons be sold or dispensed in 2013, increasing to 36.0 billion gallons by 2022, but caps the amount of corn-based ethanol that can be used to meet the renewable fuels blending requirements at 15.0 billion gallons for 2015 and thereafter. On November 30, 2017, the EPA announced final RVO requirements for the RFS for calendar year 2018. The corn-based biofuel requirement of 15.0 billion gallons equating to the statutory requirement level as originally set by Congress when the RFS was enacted. However, the overall RVOs were set at 19.29 billion gallons for 2018, more than 20% below the overall statutory level of 26 billion gallons, due to decreases in the RVOs for cellulosic ethanol and advanced biofuels.

According to the RFS, if mandatory renewable fuel volumes are reduced by at least 20% for two consecutive years, the EPA is required to modify, or reset, statutory volumes through 2022. Since 2018 is the first year the total RVOs are more than 20% below statutory levels, the EPA Administrator directed his staff to initiate the required technical analysis to perform any future reset consistent with the reset rules. If 2019 RVOs are also more than 20% below statutory levels, the RVO reset will be triggered under RFS II and the EPA will be required to modify statutory volumes through 2022 within one year of the trigger event, based on the same factors used to set the RVOs post-2022. Current ethanol production capacity exceeds the 2018 RVO standard which can be satisfied by corn-based ethanol. Reduction of blending requirements could reduce the demand for and price of ethanol. If demand for ethanol decreases, it could materially adversely affect our business, results of operations and financial condition.

Additionally, opponents of ethanol such as large oil companies will likely continue their efforts to repeal or reduce the RFS through lawsuits or lobbying of Congress. Successful reduction or repeal of the blending requirements of the RFS could have an adverse effect on the market price and demand for ethanol which would negatively impact our financial performance.

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

We consider Granite Falls Energy, LLC to be a partnership for federal income tax purposes. This means that we will not pay any federal income tax, and our members will pay tax on their share of our net income. If we are unable to maintain our partnership tax treatment or qualify for partnership taxation for whatever reason, then we may be taxed as a corporation. We cannot assure you that we will be able to maintain our partnership tax classification. For example, there might be changes in the law or our company that would cause us to be reclassified as a corporation. As a corporation, we would be taxed on our taxable income at rates of up to 35% for federal income tax purposes (21% beginning after December 31, 2017). Further, distributions would be treated as ordinary dividend income to our unit holders to the extent of our earnings and profits. These distributions would not be deductible by us, thus resulting in double taxation of our earnings and profits. This would also reduce the amount of cash we may have available for distributions.

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

Deductibility of capital losses that we incur and pass through to you or that you incur upon disposition of units may be limited. Capital losses are deductible only to the extent of capital gains plus, in the case of non-corporate taxpayers, the excess may be used to offset a portion of ordinary income. If a non-corporate taxpayer cannot fully utilize a capital loss because of this limitation, the unused loss may be carried forward and used in future years subject to the same limitations in the future years.

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

ITEM 1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES.

Our Granite Falls ethanol plant is located approximately three miles east of Granite Falls, Minnesota in Chippewa County at the junction of Highways 212 and 23.  The plant’s address is 15045 Highway 23 SE, Granite Falls, Minnesota. The ethanol plant sits on approximately 200 acres. This site includes an administrative building which serves as our headquarters.  The site also includes corn, ethanol, and distillers’ grains handling facilities.  All of our tangible and intangible property, real and personal, serves as the collateral for our credit facilities with United FCS, PCA.

HLBE’s ethanol plant is sited on approximately 216 acres of land located near Heron Lake, Minnesota.  The site includes corn, coal, ethanol, and distillers’ grains storage and handling facilities. Located on these 216 acres is an administration building that serves as HLBE’s headquarters.  The plant’s address is 91246 390th Avenue, Heron Lake, Minnesota 56137-3175.  All of HLBE’s real property is subject to mortgages in favor of its senior lender, Compeer Financial (formerly known as AgStar Financial Services, FCLA) as security for loan obligations.

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

HLBE’s and Agrinatural’s credit facilities are discussed in more detail under “ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Credit Arrangements”.

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

Fiscal Quarter	Low Per Unit Price	High Per Unit Price	Total Units Traded
2016 1st	$3,500	$3,601	30
2016 2nd	$—	$—	—
2016 3rd	$2,500	$3,475	47
2016 4th	$2,500	$2,575	59
2017 1st	$2,450	$2,650	70
2017 2nd	$2,703	$3,000	83
2017 3rd	$2,830	$3,103	121
2017 4th	$2,750	$2,900	98

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

Issuer Repurchases of Equity Securities

We did not make any repurchases of our units during fiscal year 2017.

Holders of Record

As of January 29, 2018, there were approximately 979 holders of record of our membership units.

As of October 31, 2017 and January 29, 2018, there were no outstanding options or warrants to purchase, or securities convertible for or into, our units.

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

Below is a table representing the cash distributions declared or paid to the members of Granite Falls Energy during the fiscal years ended October 31, 2017,  2016, and 2015, and subsequent to our fiscal year ended October 31, 2017.   Based on the covenants discussed above, all of the below distributions were approved by our lender prior to distribution.

		Distribution	Distributed to GFE
Date Declared to GFE Members of Record:	Total Distribution	Per Unit	Members on:
December 21, 2017	$11,783,310	$385	January 29, 2018
December 22, 2016	$11,171,190	$365	January 26, 2017
December 17, 2015	$9,640,886	$315	January 25, 2016
December 18, 2014	$32,136,300	$1,050	January 19, 2015

Heron Lake BioEnergy

Distributions by HLBE to its unit holders are in proportion to the number of units held by each unit holder. A unit holder's distribution is determined by multiplying the number of units by distribution per unit declared. HLBE’s board of governors has complete discretion over the timing and amount of distributions to its unit holders. Distributions are restricted by certain loan covenants in its credit facility with Compeer.  Additionally, under Minnesota law, HLBE cannot make a distribution to a member if, after the distribution, its would not be able to pay its debts as they become due or its liabilities, excluding liabilities to its members on account of their capital contributions, would exceed its assets.

Below is a table representing the cash distributions declared or paid to HLBE’s members, as well as GFE’s share of the same, during the fiscal years ended October 31, 2017,  2016, and 2015 and subsequent to our fiscal year ended October 31, 2017.  Based on the covenants discussed above, all of the below distributions were approved by HLBE’s lender prior to distribution.

		Distribution	Distributed to HLBE	Total Distribution
Date Declared to HLBE Members of Record:	Total Distribution	Per Unit	Members on:	to GFE:
December 21, 2017(1)	$8,572,532	$0.11	January 29, 2018	$4,342,341
December 17, 2015(2)	$3,896,605	$0.05	January 25, 2016	$1,971,047
December 18, 2014(2)	$9,351,853	$0.12	January 19, 2015	$4,730,514

(1)At the record date, GFE owned 24,475,824 Class A membership units and 15,000,000 Class B units of HLBE, or approximately 50.7% of the outstanding membership units of HLBE.

(2)At the record dates, GFE owned 24,420,949 Class A membership units and 15,000,000 Class B units of HLBE, or approximately 50.6% of the outstanding membership units of HLBE.

Unregistered Sales of Equity Securities

The Company had no unregistered sales of securities during fiscal year 2017.

Securities Authorized for Issuance Under Equity Compensation Plans

As of the date of this annual report, we had no “equity compensation plans” (including individual equity compensation arrangements) under which any of our equity securities are authorized for issuance.

Performance Graph

The following graph shows a comparison of cumulative total member return since October 31, 2012, calculated on a dividend reinvested basis, for the Company, the NASDAQ Composite Index (the “NASDAQ”) and an index of other companies that have the same SIC code as the Company (the “SIC Code Index”). The graph assumes $100 was invested in each of the Company’s units, the NASDAQ, and the Industry Index on October 31, 2012. Data points on the graph are annual. Note that historic stock price performance is not necessarily indicative of future unit price performance.

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

ITEM 6.  SELECTED FINANCIAL DATA

The following table presents selected consolidated financial and operating data as of the dates and for the periods indicated.  Due to the acquisition of a majority ownership of HLBE on July 31, 2013 (through the acquisition of Project Viking), the following information includes consolidated financial and operating data for the fiscal years 2017, 2016, 2015, 2014, and the fourth quarter of fiscal year 2013 of HLBE. The selected consolidated balance sheet financial data as of October 31, 2017 and 2016 and the selected consolidated statement of operations data and other financial data for each of the years in the three-year period ended October 31, 2017 have been derived from the audited consolidated financial statements included elsewhere in this Form 10-K.  The selected consolidated balance sheet financial data as of October 31, 2015, 2014 and 2013 and the selected consolidated statement of operations data and other financial data for the years ended October 31, 2014 and 2013 have been derived from our audited consolidated financial statements that are not included in this Form 10-K. The consolidated financial statements consolidate the operating results and financial position of GFE and its wholly owned subsidiary, Project Viking, which owns 50.7% of HLBE at October 31, 2017. The remaining approximately 49.3% ownership of HLBE is included in the consolidated financial statements as a non-controlling interest. This selected consolidated financial data should be read in conjunction with “ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” and the consolidated financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K. Among other things, those financial statements include more detailed information regarding the basis of presentation for the following consolidated financial data (amounts in thousands,  except per unit data and unless context otherwise requires).

Statement of Operations Data for the
fiscal year ended October 31,	2017	2016	2015	2014	2013
Revenues	$215,782	$215,526	$231,255	$300,955	$224,101
Cost of Goods Sold	194,683	198,627	208,654	237,434	210,078
Gross Profit	21,099	16,899	22,601	63,521	14,023
Operating Expenses	6,168	5,326	5,176	5,151	2,989
Operating Income	14,931	11,573	17,425	58,370	11,034
Other Income (Expense)	190	(345)	(478)	720	(476)
Net Income	15,121	11,228	16,947	59,090	10,558
Net Income Attributable to Non-controlling Interest	(3,636)	(2,505)	(3,360)	(10,317)	(527)
Net Income Attributable to Granite Falls Energy, LLC	$11,485	$8,723	$13,587	$48,773	$10,031
Amounts Attributable to Granite Falls Energy, LLC:
Weighted Average Units Outstanding - Basic and Diluted	30,606	30,606	30,606	30,606	30,606
Net Income Per Unit - Basic and Diluted	$375.26	$285.00	$443.92	$1,593.61	$327.78
Distributions Per Unit	$365.00	$315.00	$1,050.00	$180.00	$—

Balance Sheet Data at October 31,	2017	2016	2015	2014	2013
Current Assets	$45,203	$40,349	$35,513	$49,402	$21,470
Property and Equipment, net	72,271	78,968	84,304	88,028	88,809
Goodwill	1,372	1,372	1,372	1,372	1,372
Investment	7,500	—	—	—	—
Other Assets	743	782	821	860	1,022
Total Assets	$127,090	$121,471	$122,011	$139,662	$112,673

Current Liabilities	$8,980	$14,337	$9,139	$11,580	$11,323
Long-Term Debt, less current portion	8,466	1,393	6,712	2,112	32,982
Members' Equity Attributable to Granite Falls Energy, LLC	83,999	83,685	84,603	103,152	59,887
Non-controlling interest	25,645	22,056	21,557	22,818	8,481
Total Members' Equity	109,644	105,741	106,160	125,970	68,368
Total Liabilities and Members' Equity	$127,090	$121,471	$122,011	$139,662	$112,673

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

We prepared the following discussion and analysis to help readers better understand our financial condition, changes in our financial condition, and results of operations for the fiscal year ended October 31, 2017.  This discussion should be read in conjunction with the consolidated financial statements included herewith and notes to the consolidated financial statements thereto and the risk factors contained herein.

Overview

Our business consists primarily of the production and sale of ethanol and its co-products (wet, modified wet and dried distillers’ grains, corn oil and corn syrup) locally, and throughout the continental U.S.  Our production operations are carried out at GFE’s plant located in Granite Falls, Minnesota and HLBE’s ethanol plant near Heron Lake, Minnesota.

The GFE plant has an annual production capacity of approximately 63 million gallons of denatured ethanol, but is currently permitted to produce up to 70 million gallons of undenatured ethanol on a twelve month rolling sum basis.  The HLBE plant has an approximate annual production capacity of 65 million gallons of denatured ethanol, but is currently permitted production capacity to produce approximately 72 million gallons of undenatured ethanol on a twelve-month rolling sum basis.  We intend to continue working toward increasing production to take advantage of the additional production allowed pursuant to our permits as long as we believe it is profitable to do so.

HLBE also owns a controlling 73.0% interest in Agrinatural, which is a natural gas distribution and sales company located in Heron Lake, Minnesota that owns approximately 190 miles of natural gas pipeline and provides natural gas to HLBE’s ethanol plant and other commercial, agricultural and residential customers through a connection with the natural gas pipeline facilities of Northern Border Pipeline Company.  Agrinatural's revenues are generated through natural gas distribution fees and sales.

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

In addition, we expect to continue to conduct routine maintenance and repair activities at the ethanol plants to maintain current plant infrastructure, as well as some small capital projects to improve operating efficency. We anticipate using cash we generate from our operations and our credit facilities for each plant to finance these plant upgrade projects.

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

For the fiscal year ended October 31, 2017 compared to fiscal year ended October 31, 2016, our average price per gallon of ethanol sold increased 1.7%. Although there has been an increased domestic supply of ethanol, the price of ethanol increased in part due to domestic demand as relatively low fuel prices resulted in increased consumers driving and increased export demand. The price of ethanol has also seen positive impact from the rising ethanol blend rates at the pump. In addition, because ethanol prices are typically directionally consistent with changes in corn and energy prices, lower corn prices were offset by rising crude oil and gasoline prices throughout the fiscal year which had a favorable effect on ethanol price. Management believes that, despite the uptick in ethanol price, the ethanol outlook moving into fiscal year 2018 will remain relatively flat and that our margins will remain tight due to abundant corn supplies and relatively flat gasoline demand.

Exports of ethanol have also been increasing, however export demand for ethanol is less consistent compared to domestic demand which can lead to ethanol price volatility. During 2017 Brazil and China adopted import quotas and/or tariffs on the importation of ethanol which are expected to continue to negatively impact U.S. exports. China, the number three importer of U.S. ethanol in 2016, has imported negligible volumes since imposing a 30% tariff on U.S. and Brazil fuel ethanol on January 1, 2017.

On September 1, 2017, Brazil’s Chamber of Foreign Trade imposed a 20% tariff on U.S. ethanol imports in excess of 150 million liters, or 39.6 million gallons per quarter. The ruling is valid for two years. According to the RFA, during September 2017, Brazil fell out of the top two customers of U.S. ethanol exports for the first time in 16 months. However, on June 27, 2017, the Energy Regulatory Commission of Mexico approved the use of 10% ethanol blends, effective immediately, up from 5.8%, in all but three of its largest cities: Mexico City, Guadalajara and Monterrey, which could lead to increased exports to Mexico. Any decrease in U.S. ethanol exports could adversely impact the market price of ethanol unless domestic demand increases or foreign markets are developed.

Corn prices trended upward during the first half of fiscal year 2017, becoming more volatile and trending down during the latter part of fiscal year 2017 as harvest was completed. The latest estimates of supply and demand provided by the U.S. Department of Agriculture (“USDA”) estimate the 2017-18 ending corn stocks at approximately 2.5 billion bushels, and project the 2017/18 corn supply at approximately 14.6 billion bushels with steady corn consumption for ethanol and co-products steady at approximately 5.5 billion bushels, suggesting lower corn prices into the first half of Fiscal 2018. Weather, world supply and demand, current and anticipated stocks, agricultural policy and other factors can contribute to volatility in corn prices. If corn prices rise, it will have a negative effect on our operating margins unless the price of ethanol and distillers grains out paces rising corn prices.

Our margins have also been, and could continue to be, negatively impacted due to the lower prices received for our distillers’ grains due to lower export demand and oversupply in the domestic market, along with increased corn and soybean availability.  Export demand from China and Vietnam, historically two of the largest importers of U.S. produced distillers grains, has significantly declined. In January year, China imposed significant anti-dumping and anti-subsidies on distillers’ grains imported from the U.S. which saw significant declines in exports of U.S. distillers’ grains to China.  However, in November 2017, the China Ministry of Commerce announced that the anti-subsidy tariffs would be repealed.  While the anti-subsidy tariffs may be removed, the more substantial anti-dumping duties remain.  As a result, we cannot forecast how much demand from China will come back into the marketplace and distillers’ grains prices could remain low unless additional demand can be created from other foreign markets or domestically.

Additionally, exports of U.S. distillers’ grains to Vietnam have halted completely due to Vietnam’s imposition of stricter regulations on fumigation in December 2016. However, in a statement issued September 1, 2017, the U.S. Grains Council announced that Vietnam is lifting its suspension of U.S. distillers’ grains imports and easing fumigation requirements.  The lift of this suspension may result in increased exports to Vietnam; however, there is no guarantee that the Vietnamese export market will achieve significant growth.  Management anticipates distillers’ grains prices will remain lower during the 2018 fiscal year, unless additional domestic demand or other foreign markets develop. Domestic demand for distillers’ grains could also remain low if corn prices decline and end-users switch to lower priced alternatives.

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

Results of Operations for the Fiscal Years Ended October 31, 2017 and 2016

The following table shows the results of our operations and the percentage of revenues, costs of goods sold, operating expenses and other items to total revenues in our audited consolidated statements of operations for the fiscal years ended October 31, 2017 and 2016 (amounts in thousands):

	Fiscal Year Ended October 31,
	2017		2016
Statement of Operations Data	Amount	%	Amount	%
Revenue	$215,782	100.0%	$215,526	100.0%
Cost of Goods Sold	194,683	90.2%	198,627	92.2%
Gross Profit	21,099	9.8%	16,899	7.8%
Operating Expenses	6,168	2.9%	5,326	2.5%
Operating Income	14,931	6.9%	11,573	5.3%
Other Income (Expense), net	190	0.1%	(345)	(0.1)%
Net Income	15,121	7.0%	11,228	5.2%
Less: Net Income Attributable to Non-controlling Interest	(3,636)	(1.7)%	(2,505)	(1.2)%
Net Income Attributable to Granite Falls Energy, LLC	$11,485	5.3%	$8,723	4.0%

Revenues

Our revenues from operations come from three primary sources: sales of fuel ethanol, sales of distillers’ grains and sales of corn oil. Our remaining consolidated revenues are attributable to miscellaneous other revenue from incidental sales of corn syrup at HLBE’s plant and revenues generated from natural gas pipeline operations at Agrinatural, of which HLBE owns a 73.0% controlling interest.

The following table shows the sources of our consolidated revenue and the approximate percentage of revenues from those sources to total revenues in our audited consolidated statements of operations for the fiscal year ended October 31, 2017 (amounts in thousands):

	Fiscal Year Ended October 31, 2017
Revenue Sources	Sales Revenue	% of Total Revenues
Ethanol sales	$175,073	81.1%
Distillers' grains sales	29,239	13.6%
Corn oil sales	9,702	4.5%
Miscellaneous other	1,768	0.8%
Total Revenues	$215,782	100.0%

The following table shows the sources of our consolidated revenue and the approximate percentage of revenues from those sources to total revenues in our audited consolidated statements of operations for the fiscal year ended October 31, 2016 (amounts in thousands):

	Fiscal Year Ended Fiscal October 31, 2016
Revenue Sources	Sales Revenue	% of Total Revenues
Ethanol sales	$170,960	79.3%
Distillers' grains sales	33,988	15.8%
Corn oil sales	8,932	4.1%
Miscellaneous other	1,646	0.8%
Total Revenues	$215,526	100.0%

Our total consolidated revenues increased by approximately 0.1% for the fiscal year ended October 31, 2017, as compared to the fiscal year 2016, primarily due to increases in the average price realized for our ethanol and corn oil which were partially mitigated by decreases in average price realized for our distillers’ grains.  The following table reflects quantities of our three primary products sold and the average net prices received for the fiscal years ended October 31, 2017 and 2016 (quanties in thousands):

	Fiscal Year Ended October 31, 2017		Fiscal Year Ended October 31, 2016
Product	Quantity Sold	Avg. Net Price	Quantity Sold	Avg. Net Price
Ethanol (gallons)	126,421	$1.39	125,533	$1.36
Distillers' grains (tons)	306	$95.57	300	$113.35
Corn oil (pounds)	35,240	$0.28	34,238	$0.26

Ethanol

Total revenues from sales of ethanol increased by approximately 2.4% for fiscal year 2017 compared to the fiscal year 2016 due primarily to an approximately 1.7%  increase in the average price per gallon we received for our ethanol coupled with an approximately 0.7% increase in the volumes sold from period to period. We produced and sold more ethanol gallons during fiscal year 2017 as compared to fiscal year 2016 primarily due to the timing of ethanol shipments and increases in ethanol production at the GFE and HLBE plants. Ethanol production was higher at our plants compared to prior year due to improvements we are making at our plants designed to increase ethanol production and improve efficiencies.  We are currently operating our plants above their respective nameplate capacities. Management anticipates relatively stable ethanol production and sales during our 2018 fiscal year.

The increase in the price of ethanol was due in part to domestic demand as relatively low fuel prices resulted in increased consumers driving and increased export demand. In addition, because ethanol prices are typically directionally consistent with changes in corn and energy prices, lower corn prices were offset by rising crude oil and gasoline prices throughout the fiscal year which had a favorable effect on ethanol prices.

We occasionally engage in hedging activities with respect to our ethanol sales. We recognize the gains or losses that result from the changes in the value of these derivative instruments in revenues as the changes occur.  Separately, ethanol derivative instruments resulted in losses of approximately $415,000 and $159,000 during the fiscal years ended October 31, 2017 and 2016, respectively.

Distillers’ Grains

Total revenues from sales of distillers’ grains decreased approximately 14.0%  for fiscal year 2017 compared to fiscal year 2016.  The decline in distillers' grains revenues is primarily attributable to an approximately 15.7% decrease in the average price per ton we received for our distillers’ grains from period to period, partially offset by an approximately 2.0% increase in the tons of distillers’ grains sold during fiscal year 2017 compared to fiscal year 2016.

The increase in total tons of distillers’ grains sold during fiscal year 2017 compared to the fiscal year 2016 was due to an approximately 6.1% increase in distillers’ grains produced at HLBE’s plant, offset by an approximately 1.5% decrease in distillers’ grain production at the GFE plant. The decrease in tons produced at the GFE plant was due primarily to improved efficiencies of converting corn into ethanol which leads to less production of co-products such as distillers’ grains. GFE also increased the amount of corn oil it was extracting from our distillers’ grains during our 2017 fiscal year which reduced the total tons of distillers’ grains we had available for sale. The increase in tons produced at the HLBE plant was due primarily to an increase in distillers’ grains yield from period to period. Management anticipates relatively stable distillers’ grains production going forward.

The decline in the market price of distillers’ grains is due to lower domestic demand and lower export demand, particularly from China, as well as Vietnam. Reduced export demand from China and Vietnam, combined with lower corn and soybean prices, has led to an oversupply of distillers’ grains in the domestic market which has resulted in a decline in the price of distillers’ grains. Domestic demand for distillers’ grains may also remain low due to expansion of production capacity in the ethanol industry and end-users switching to lower priced alternatives. Management anticipates that distillers’ grains prices will remain lower during our 2018 fiscal year unless China reduces or eliminates its tariffs.

Corn Oil

Separating the corn oil from our distillers’ grains decreases the total tons of distillers’ grains that we sell; however, our corn oil has a higher per ton value than our distillers’ grains. Total revenues from sales of corn oil increased by approximately 8.6% for fiscal year 2017 compared to the fiscal year 2016. This increase is attributable to an approximately 5.5% increase in the average price we received per pound of corn oil sold during fiscal year 2017 compared to fiscal year 2016, coupled with a 2.9% increase in pounds sold from period to period.

Management attributes the increase in corn oil prices during fiscal year 2017, in part, to increased demand from the biodiesel industry and due to the expansion of the RFS advanced biofuel mandate increasing the demand for biodiesel. However, the RVO for advanced biofuels in EPA’s final rule for 2018 RVO is significantly reduced in comparison to the statutory mandate.  As a result, the increased demand for corn oil from the biodiesel industry may not continue during fiscal year 2018, particularly if the biodiesel blenders' tax credit, which expired on December 31, 2016, is not extended.

In December 2017, a bill, the Tax Extenders Act of 2017 (S. 2256), was introduced in the Senate which would renew the $1.00-per-gallon biodiesel and renewable diesel tax credits for biodiesel and blending biodiesel retroactively to January 1, 2017, and extending the tax credit through December 31, 2018. Due to the recent uncertainty in Congress, management cannot predict whether the tax credit extender bill will be passed by Congress as presently written or at all.  Although management believes that corn oil prices will remain relatively steady at the increased price levels, prices may decrease if there is an oversupply of corn oil production resulting from increased production rates at ethanol plants or if biodiesel producers begin to utilize lower-priced alternatives such as soybean oil or if biodiesel blenders’ tax credit is not renewed and biodiesel production declines.

Cost of Goods Sold

Our cost of goods sold decreased by approximately 2.0% for the fiscal year ended October 31, 2017, as compared to the fiscal year ended October 31, 2016.  Cost of goods sold, as a percentage of revenues, also decreased to approximately 90.2% for the fiscal year ended October 31, 2017, as compared to approximately 92.2% for the 2016 fiscal year due to a wider margin between the price of ethanol and the price of corn.  Approximately 90% of our total costs of goods sold is attributable to ethanol production.  As a result, the cost of goods sold per gallon of ethanol produced for the fiscal year ended October 31, 2017 was approximately $1.37 per gallon of ethanol sold compared to approximately $1.41 per gallon of ethanol produced for the fiscal year ended October 31, 2016.

The following table shows the costs of corn and natural gas (our two largest single components of costs of goods sold), as well as all other components of cost of goods sold, which includes processing ingredients, electricity, and wages, salaries and benefits of production personnel, and the approximate percentage of costs of those components to total costs of goods sold in our audited consolidated statements of operations for the fiscal year ended October 31, 2017 (amounts in thousands):

	Fiscal Year Ended October 31, 2017
	Cost	% of Cost of Goods Sold
	(in thousands)
Corn costs	$140,623	72.2%
Natural gas costs	12,209	6.3%
All other components of costs of goods sold	41,851	21.5%
Total Cost of Goods Sold	$194,683	100.0%

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

Corn Costs

Our cost of goods sold related to corn decreased approximately 4.4% for our 2017 fiscal year compared to our 2016 fiscal year, due primarily to  a decrease of 4.7% in the average price per bushel paid for corn from period to period, partially offset by a 0.3% increase in the number of bushels of corn processed. The corn-ethanol price spread (the difference between the price per gallon of ethanol and the price per bushel of grain divided by 2.8) for our 2017 fiscal year was approximately $0.09 greater than the corn-ethanol price spread we experienced for same period of 2016.

The decrease in our cost per bushel of corn was primarily related to lower market corn prices due to increased market corn supplies by the strong corn harvest in the fall of 2016, resulting in a sufficient local supply of corn to the market. Due to the strong 2017 harvest, management anticipates that corn prices will remain lower during our first half of 2018 fiscal year.

For our fiscal years ended October 31, 2017 and 2016, our plants processed approximately 43.4 million and 43.3 million bushels of corn, respectively.   Management anticipates consistent corn consumption during our 2018 fiscal year compared to our 2017 fiscal year provided that we can maintain positive operating margins that allow us to continue to operate the ethanol plants at capacity.

From time to time we enter into forward purchase contracts for our corn purchases.  At October 31, 2017,  GFE had forward corn purchase contracts for approximately 3.0 million bushels for various delivery periods through December 2018 and HLBE had forward corn purchase contracts for approximately 1.8 million bushels for various delivery periods through October 2018. Comparatively, at October 31, 2016, GFE had forward corn purchase contracts for approximately 5.2 million bushels for various delivery periods through August 2017 and HLBE had forward corn purchase contracts for approximately 4.3 million bushels for various delivery periods through August 2017.

Our corn derivative positions resulted in gains of approximately $1.1 million and $708,000 for the fiscal years ended October 31, 2017 and 2016, respectively, which decreased cost of goods sold. We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn in cost of goods sold as the changes occur.  As corn prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance. We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.

Natural Gas Costs

For our 2017 fiscal year, we experienced an increase of approximately 19.4% in our overall natural gas costs compared to our 2016 fiscal year.  This increase in cost of natural gas from period to period as was primarily the result of an increase in the average price per MMBTU of natural gas due to increased domestic and export demand and lower production which used up natural gas stocks that built up in 2015.  Management also anticipates higher natural gas prices during the winter months due to the typical seasonal natural gas cost increases experienced during the winter months.

From time to time we enter into forward purchase contracts for our natural gas purchases. Our natural gas derivative positions resulted in a loss of approximately $15,000 for the fiscal year ended October 31, 2017, which increased cost of goods sold.  Comparatively, our natural gas derivative positions resulting in a gain of approximately $33,000 for the fiscal year ended October 31, 2016, which decreased cost of goods sold. We recognize the gains or losses that result from the changes in the value of our derivative instruments from natural gas in cost of goods sold as the changes occur.

Operating Expense

Operating expenses include wages, salaries and benefits of administrative employees at the plants, insurance, professional fees and similar costs.  Operating expenses as a percentage of revenues rose slightly to 2.9% of revenues for our fiscal year ended October 31, 2017 compared to 2.5% of revenues for our fiscal year ended October 31, 2016.  This increase was primarily due to an increase in our property taxes which was a result of the expiration of the State of Minnesota’s JOBZ program, which expired on December 31, 2015. Under the JOBZ program, our plants were exempt from property tax.

Our efforts to optimize efficiencies and maximize production may result in a decrease in our operating expenses on a per gallon basis. However, because these expenses generally do not vary with the level of production at the plant, we expect our operating expenses to remain relatively steady throughout the 2018 fiscal year.

Operating Income

Our operating income increased by approximately $3.4 million for our fiscal year ended October 31, 2017 compared to fiscal year 2016.  This increase resulted largely from increased prices for our ethanol relative to the price of corn and improved operating margin.

Other Income (Expense), Net

We had total other income, net for our fiscal year ended October 31, 2017 of approximately $190,000 compared to total other expense, net of approximately $345,000 for our fiscal year ended October 31, 2016.  We had more other income during fiscal year 2017 compared to fiscal year 2016 due to patronage income and decreased interest expense as a result of fewer borrowings under our credit facilities during the 2017 fiscal year.

Results of Operations for the Fiscal Years Ended October 31, 2016 and 2015

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our audited consolidated  statements of operations for the fiscal years ended October 31, 2016 and 2015 (amounts in thousands):

	Fiscal Year Ended October 31,
	2016		2015
Statement of Operations Data	Amount	%	Amount	%
Revenue	$215,526	100.0%	$231,255	100.0%
Cost of Goods Sold	198,627	92.2%	208,654	90.2%
Gross Profit	16,899	7.8%	22,601	9.8%
Operating Expenses	5,326	2.5%	5,176	2.2%
Operating Income	11,573	5.3%	17,425	7.6%
Other Income (Expense), net	(345)	(0.1)%	(478)	(0.2)%
Net Income	11,228	5.2%	16,947	7.4%
Less: Net Income Attributable to Non-controlling Interest	(2,505)	(1.2)%	(3,360)	(1.5)%
Net Income Attributable to Granite Falls Energy, LLC	$8,723	4.0%	$13,587	5.9%

Revenues

The following table shows the sources of our consolidated revenue and the approximate percentage of revenues from those sources to total revenues in our audited consolidated statements of operations for the fiscal year ended October 31, 2016 (amounts in thousands):

	Fiscal Year Ended Fiscal October 31, 2016
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

The following table reflects quantities of our three primary products sold and the average net prices received for the fiscal years ended October 31, 2016 and 2015 (quanties in thousands):

	Fiscal Year Ended October 31, 2016		Fiscal Year Ended October 31, 2015
Product	Quantity Sold	Avg. Net Price	Quantity Sold	Avg. Net Price
Ethanol (gallons)	125,533	$1.36	122,992	$1.47
Distillers' grains (tons)	300	$113.35	314	$137.33
Corn oil (pounds)	34,238	$0.26	23,296	$0.26

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

Our ethanol derivative instruments resulted in a loss of approximately $159,000 during the fiscal year ended October 31, 2016, which decreased our revenue.  In comparison, during the fiscal year ended October 31, 2015, we had no gains or losses on our ethanol derivative instruments.

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

The following table shows the costs of corn, natural gas, and all other components of cost of goods sold and the approximate percentage of costs of those components to total costs of goods sold in our audited condensed consolidated statements of operations for the fiscal year ended October 31, 2015 (amounts in thousands):

	Fiscal Year Ended October 31, 2015
	Cost	% of Cost of Goods Sold
Corn costs	$153,379	73.5%
Natural gas costs	13,994	6.7%
All other components of costs of goods sold	41,281	19.8%
Total Cost of Goods Sold	$208,654	100.0%

Corn Costs

Our cost of goods sold related to corn decreased approximately 4.6% for our 2016 fiscal year compared to our 2015 fiscal year, due primarily to decrease of 4.9% in the average price per bushel paid for corn from period to period, despite a 0.9% increase in the number of bushels of corn processed. The corn-ethanol price spread (the difference between the price per gallon of ethanol and the price per bushel of grain divided by 2.8) for our 2016 fiscal year was approximately $0.03 narrower than the corn-ethanol price spread we experienced for same period of 2015.

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

Operating Expense

Operating expenses as a percentage of revenues rose slightly to 2.5% of revenues for our fiscal year ended October 31, 2016 compared to 2.2% of revenues for our fiscal year ended October 31, 2015.  This increase is due primarily to decreased revenues in fiscal year 2016.

Operating Income

The decrease in operating income for fiscal year 2016 compared to 2015 resulted largely from decreased prices for our ethanol and its co-products and the narrowing of our net operating margin

Other Income (Expense), Net

The decrease in other expenses is primarily due to a decrease in interest expense during our fiscal year ended October 31, 2016, compared to the same period of 2015 due to decreased borrowings on HLBE credit facilities. We also had an increase of approximately $62,000 in miscellaneous income for fiscal year 2016 as compared to fiscal year 2015.

Changes in Financial Condition at October 31, 2017 and 2016

The following table highlights the changes in our financial condition at October 31, 2017 compared to October 31, 2016 (amounts in thousands):

	October 31, 2017	October 31, 2016
Current Assets	$45,203	$40,349
Total Assets	$127,090	$121,471
Current Liabilities	$8,980	$14,337
Long-Term Debt, less currrent portion	$8,466	$1,394
Members' Equity attributable to Granite Falls Energy, LLC	$83,999	$83,685
Non-controlling Interest	$25,645	$22,056

The increase in total assets is primarily due to an approximately $4.9 million increase in total current assets and GFE’s $7.5 million investment in Ringneck and property and equipment additions of approximately $2.3 million at October 31, 2017 compared to October 31, 2016. The change in our current assets is due to changes in working capital items.  Offsetting these increases was depreciation expense at both plants of approximately $9.4 million during fiscal year 2017.

Total current liabilities decreased by approximately $5.4 million at October 31, 2017 compared to October 31, 2016.  This decrease was mainly due to an decreases of approximately $5.4 million in corn payable to FCE and approximately $1.9 million in checks drawn in excess of bank balance at October 31, 2017 compared to October 31, 2016.  Offsetting these decreases was an increase in accounts payable of approximately $1.9 million at October 31, 2017 as compared to October 31, 2016. The decrease in our corn payable to FCE is due to the termination of our corn storage and grain handling agreement with FCE on August 31, 2017.  The increase in our accounts payable is due to the timing of payments to vendors.

Long-term debt totaled approximately $8.5 million at October 31, 2017, which is approximately $7.1 million more than our long-term debt at October 31, 2016.  The increase is mostly due to borrowing under GFE’s Project Hawkeye credit facility of $7.5 million, which were used to pay for its investment in Ringneck, offset by scheduled principal payments of approximately $486,000.

Members’ equity attributable to Granite Falls Energy, LLC at October 31, 2017 increased by approximately $314,000 compared to October 31, 2016. The increase was due to net income attributable to Granite Falls Energy, LLC of approximately $11.5 million for the fiscal year ended  October 31, 2017, offset by distributions to our members of approximately $11.2 million during January 2017.

Non-controlling interest totaled approximately $25.6 million at October 31, 2017.  This is directly related to recognition of the approximately 49.3% noncontrolling interest in HLBE at October 31, 2017.

Liquidity and Capital Resources

Our principal sources of liquidity consist of cash provided by operations, cash on hand, and available borrowings under our credit facility with United FCS and Compeer.  Our principal uses of cash are to purchase raw materials necessary to operate the ethanol plants and capital expenditures to maintain and upgrade our plants,  and to make distribution payments to our members. GFE’s grain storage expansion project and HLBE’s RTO replacement projects were funded from current earnings from operations.

We do not currently anticipate any significant purchases of property and equipment that would require us to secure additional capital in the next twelve months. For our 2018 fiscal year, we anticipate completion of several smaller capital projects to maintain current plant infrastructure and improve operating efficency.  We expect to have sufficient cash generated by continuing operations and current lines of credit to fund our operations and complete our capital expenditures during our 2018 fiscal year and beyond.

Management continues to evaluate conditions in the ethanol industry and explore opportunities to improve the efficiency and profitability of our operations which may require additional capital to supplement cash generated from operations and our current lines of credit.

Year Ended Compared October 31, 2017 to Year Ended October 31, 2016

The following table summarizes our sources and uses of cash and equivalents from our audited consolidated statements of cash flows for the fiscal years ended October 31, 2017 and 2016 (amounts in thousands):

	2017	2016
Net cash provided by operating activities	$23,750	$22,792
Net cash used in investing activities	$(9,819)	$(4,727)
Net cash used in financing activities	$(6,071)	$(16,964)
Net increase in cash	$7,860	$1,101

Operating Cash Flows

During the fiscal year ended October 31, 2017, net cash provided by operating activities increased by approximately $958,000 compared to the fiscal year ended October 31, 2016.  This increase from was due primarily to an approximately $3.9 million increase in net income, offset by a net increase of approximately $2.9 million of various working capital items.

Investing Cash Flows

Cash used in investing activities increased approximately $5.1 million during fiscal year 2017 as compared to fiscal year 2016.  This increase was due primarily to GFE’s investment in Ringneck during fiscal year 2017.  During fiscal year 2017, we used $7.5 million of cash related to GFE’s subscription for its Ringneck investment and $2.3 million for capital expenditures at the GFE and HLBE plants.  Comparatively, during fiscal year 2016, we used a total of approximately $4.7 million of cash at the GFE plant for our grain bin storage expansion and at HLBE plant for our RTO replacement project,  as well as various plant improvements.

Financing Cash Flows

Cash used in financing activities decreased approximately $10.9 million during fiscal year 2017 as compared to fiscal year 2016. For fiscal year 2017, we used cash to make distributions of approximately $11.2 million to our unit holders, payments of approximately $1.9 million on checks drawn in excess of bank balances, payments of approximately $486,000 on HLBE’s long-term debt and purchased approximately $47,000 of units in HLBE,  which were offset by $7.5 million in proceeds from GFE’s Project Hawkeye loan.  In comparison, for fiscal year 2016,  we used cash to make distributions of approximately $9.6 million to our unit holders, $2.0 million to non-controlling interests, and payments of approximately $15.2 million on HLBE’s long-term debt, which were offset by approximately $9.8 million in proceeds from HLBE’s long-term debt and approximately $30,000 from checks in excess of bank balance.

Year Ended October 31, 2016 Compared to Year Ended October 31, 2015

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

Operating Cash Flows

During the fiscal year ended October 31, 2016, net cash provided by operating activities decreased by approximately $2.2 million compared to the fiscal year ended October 31, 2015. This decrease from was due primarily to an approximately $5.7 million decrease in net income, offset by a net increase of approximately $2.5 million of various working capital items.    Net income decreased for fiscal year 2016 by approximately 33.7% compared to fiscal year 2015, due to the lower average sales prices we received for our principal products.

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

Credit Arrangements

Granite Falls Energy

Credit Arrangements with United FCS

GFE has a credit facility with United FCS for which Co-Bank serves as the administrative agent.  The credit facility orginally consisted of a long-term revolving term loan, with an aggregate principal commitment amount of $18,000,000 that reduced by $2,000,000 semi-annually beginning September 1, 2014, until final payment at maturity on March 1, 2018.  However, on September 8, 2017, GFE entered into amendment to the master loan agreement with United FCS to amend the United FCS credit facility to replace our long-term revolving loan with a seasonal revolving loan.  In connection therewith, our revolving term loan was terminated, and we executed a revolving credit supplement to establish the seasonal revolving loan. GFE had no outstanding balance on the revolving term loan at its termination on September 8, 2017.

Under the seasonal revolving loan, GFE may borrow, repay, and re-borrow up to the aggregate principal commitment of $6.0 million until its maturity on October 1, 2018.  The outstanding balance on the seasonal revolving loan totaled $0 October 31, 2017.  Therefore, the aggregate principal amount available to GFE for additional borrowing was $6.0 million at October 31, 2017.

The seasonal revolving loan bears interest from date funds are first advanced on the loan through maturity, at a rate per annum equal to the sum of (x) the One Month LIBOR Index Rate plus (y) 2.75% per annum. The interest rate was 3.99% at October 31, 2017.

GFE pays an unused commitment fee on the unused portion of the seasonal revolving loan commitment at the rate of 0.250% per annum. The credit facility with United FCS is secured by substantially all of GFE’s assets.

GFE's credit facility with United FCS is subject to numerous financial and non-financial covenants that limit distributions and debt and require minimum working capital, minimum local net worth, and debt service coverage ratio, including the following:

•

GFE may not create or incur any indebtedness except for debt to United FCS, accounts payable to trade creditors, subordinated debt owed to Project Hawkeye, or debt to other lenders in an aggregate amount not exceed $750,000 without the consent of Co-Bank or United FCS.

•

GFE may not make loans or advances or purchase capital stock, obligations or other securities, or make any capital contribution to or otherwise invest in any enty, other than trade credit in ordinary course of business, investments of GFE in HLBE as of the date of the amendment of the credit facility, or investments in Ringneck of up to $7.5 million.

•

GFE may not create or incur any obligation as a lessee under operating leases except leases with Farm Credit Leasing Corporation, leases existing as of the date of the amendment of the credit facility, rail car leases provided such rail car leases may not exceed an initial or extended term of 120 months, and other leases which do not require GFE to make scheduled payments in any fiscal year in excess of $100,000.

•	GFE must maintain working capital of at least $10.0 million. Working capital is calculated as GFE’s current assets, less GFE’s current liabilities.
•	GFE must maintain local net worth of at least $34.0 million. Local net worth is defined as total assets, minus total liabilities, minus investments by GFE in other entities.
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

As of October 31, 2017, we were in compliance with these financial covenants.  However, if market conditions deteriorate in the future, circumstances may develop which could result in us violating the financial covenants or other terms of GFE’s credit facility. If we fail to comply with the terms of our credit agreement with United FCS, and United FCS refuses to waive the non-compliance, United FCS could terminate the credit facility and any commitment to loan funds to GFE.

Credit Arrangements with Fagen Energy and Project Hawkeye

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

On August 2, 2017, the Fagen Energy credit facility was terminated and there were no amounts outstanding at termination. Simultaneously with the termination of the Fagen Energy credit facility, GFE entered into a replacement credit facility with Project Hawkeye. The terms of the replacement credit facility allow GFE to borrow up to $7.5 million of variable-rate, amortizing non-recourse debt from Project Hawkeye using the Ringneck investment as collateral.  On August 2, 2017, GFE borrowed $7.5 million under the Project Hawkeye credit facility to finance the balance of its investment in Ringneck. The outstanding balance on this loan was $7.5 million at October 31, 2017.

The Project Hawkeye loan bears interest from date funds are first advanced on the loan through maturity, at a rate per annum equal to the sum of (x) the One Month LIBOR Index Rate plus (y) 3.05% per annum, with an interest rate floor of 3.55%. The interest rate was 4.29% at October 31, 2017.

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

Heron Lake BioEnergy

Credit Arrangements with Compeer

HLBE has a comprehensive credit facility with Compeer Financial, formerly known as AgStar Financial Services, FCLA (“Compeer”), which consists of a revolving term loan with a maturity date of March 1, 2022.  As part of the credit facility closing, HLBE entered into an administrative agency agreement with CoBank, ACP (“CoBank”), which appointed the administrative agent for the purpose of servicing the credit facility.

Under the Compeer revolving term note, HLBE may borrow, repay, and re-borrow up to the aggregate principal commitment.  The revolving term loan principal commitment, initially $28.0 million, declines by $3.5 million annually, effective March 1, 2015 and continuing each anniversary thereafter until maturity on March 1, 2022.  In the event any amount is outstanding on this loan in excess of maximum aggregate principal commitment following a scheduled reduction, HLBE has agreed to repay principal on the loan until HLBE reachs the new reduced maximum aggregate principal commitment.

The maximum aggregate principal commitment under this facility at October 31, 2017 and 2016 was $17.5 million and $21.0 million, respectively. There was no outstanding balance on the revolving term loan at October 31, 2017 and 2016.  Therefore, the aggregate principal amount available to HLBE for additional borrowing was $17.5 million and $21.0 million at October 31, 2017 and 2016, respectively.

Interest on this loan accrues at 3.25% above the One-Month London Interbank Offered Rate (LIBOR) Index rate.  HLBE may elect to enter into a fixed interest rate on this loan at various times throughout the term of the loan as provided in the loan agreements.  The interest rate was 4.49% and 3.45% at October 31, 2017 and 2016, respectively.

HLBE pays an unused commitment fee on the unused portion of the revolving term loan commitment at the rate of 0.50% per annum. The loan is secured by substantially all of HLBE's assets, including a subsidiary guarantee.

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

•

HLBE may make member distributions of up to 65% of our net income without the consent of Compeer provided we remain in compliance with its loan covenants following the distribution.  Any member distributions in excess of 65% of HLBE’s net income must be pre-approved by Compeer.

As of October 31, 2017, HLBE was in compliance with these financial covenants. However, if market conditions deteriorate in the future, circumstances may develop which could result HLBE violating the financial covenants or other terms of its Compeer credit facility. If HLBE fails to comply with the terms of its credit agreement with Compeer, and Compeer refuses to waive the non-compliance, Compeer could terminate the credit facility and any commitment to loan funds to HLBE.

Other HLBE Credit Arrangements

In addition to its primary credit arrangement with Compeer, HLBE has other material credit arrangements and debt obligations.

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

As of October 31, 2017 and 2016, there was a total of approximately $1.3 million and $1.6 million in outstanding water revenue bonds, respectively. HLBE classifies its obligations under these bonds as assessments payable. The interest rates on the bonds range from 0.50% to 8.73%.

To fund the purchase of the distribution system and substation for the HLBE plant, HLBE entered into a loan agreement with Federated Rural Electric Association pursuant to which it borrowed $600,000 by a secured promissory note. Under the note, HLBE was required to make monthly payments to Federated Rural Electric Association of $6,250 consisting of principal and an annual maintenance fee of 1% beginning on October 10, 2009. The balances of this loan was paid in full in September 2017.

HLBE also has a note payable to the minority owner of Agrinatural Gas, LLC in the amount of $100,000 and $200,000 at October 31, 2017 and 2016.  Interest on the note is One Month LIBOR rate plus 4.0% and payment is due on demand at the discretion of the board of managers of Agrinatural. The interest rate was approximately 5.24% and 4.53% at October 31, 2017 and 2016, respectively.

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

The balance of this loan was approximately $2.0 million and $2.4 million at October 31, 2017 and 2016, respectively.

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

On May 19, 2016, HLBE and Agrinatural amended the Additional Agrinatural Credit Facility, entering into amendment to the loan agreement dated March 30, 2015 (the “Amendment”).  Additionally, HLBE and Agrignatural entered into an allonge to the negotiable promissory note dated March 30, 2015 issued by Agrinatural to HLBE (the “Additional Allonge”) to increase the amount of the capital expenditures allowed by Agrinatural during the term of the facility and deferred a portion of the principal payments required for 2016.

The Amendment provides that the portion of principal payments deferred in calendar year 2016 to continue to accrue interest at the rate set forth in the Note and become a part of the balloon payment due at maturity.  Additionally, for calendar years, 2017, 2018 and 2019, the Amendment provides that Agrinatural may, without consent of HLBE, proceed with and pay for capital expenditures in an amount up to $100,000 plus the amount of contributions in aid of construction received by Agrinatural from customers for capital improvements (“CIAC”), less a reserve for distribution to the Agrinatural members to cover the income or other taxes imposed as a result of receipt of CIAC in an amount equal to 40% of CIAC. Prior to the Amendment, Agrinatural’s capital expenditures were restricted to $100,000 per year.

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

The balance of this loan was approximately $2.5 million and $2.9 million at October 31, 2017 and 2016, respectively.

Contractual Obligations

The following table provides information regarding the contractual obligations of the Company as of October 31, 2017  (amounts in thousands):

		Less than	One to	Three to	Greater Than
	Total	One Year	Three Years	Five Years	Five Years
Long-Term Debt Obligations (1)	$10,832	$753	$2,550	$2,972	$4,557
Operating Lease Obligations (2)	35,896	4,917	8,928	8,710	13,342
Purchase Obligations (3)	12,372	12,372	—	—	—
Total Contractual Obligations	$59,100	$18,042	$11,478	$11,682	$17,899

(1)

Long-term debt obligations include principal and estimated interest under our credit facilities based on the interest rates in effect as of October 31, 2017, assuming contractual maturities. (See Note 8 to the accompanying audited consolidated financial statements).

(2)	Operating lease obligations include GFE’s and HLBE’s rail car leases (See Note 10 to the accompanying audited consolidated financial statements).
(3)

Purchase obligations consist of GFE’s and HLBE’s forward contracted corn deliveries.  The amounts were determined assuming prices, including freight costs, at current market prices as of October 31, 2017 for basis contracts that had not yet been fixed. (See Note 14 to the accompanying audited consolidated financial statements).

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

Derivative Instruments

From time to time, we enter into forward sales contracts for ethanol, distillers and corn oil, and purchase contracts for corn and natural gas to hedge our exposure to commodity price fluctuations.  These contracts provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business. Accordingly, we classify these sales and purchase contracts as normal sales and purchase contracts and as a result, these contracts are not marked to market in our consolidated financial statements.

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

Inventory

We value our inventory at the lower of cost or net realizable value using the first in first out method or net realized value. Our estimates are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. These valuations require the use of management’s assumptions which do not reflect unanticipated events and circumstances that may occur. In our analysis, we consider future corn costs and ethanol prices, break-even points for our plants and our risk management strategies in place through our use of derivative instruments. Given the significant assumptions required and the possibility that actual conditions will differ, we consider the valuation of the lower of cost or net realized value on inventory to be a critical accounting estimate.

Property and Equipment

Management’s estimate of the depreciable lives of property and equipment is based on the estimated useful lives. We review long-lived assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Impairment testing for assets requires various estimates and assumptions, including an allocation of cash flows to those assets and, if required, an estimate of the fair value of those assets. The Company tests for impairment at the asset group level, which is the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. Our estimates are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. These valuations require the use of management’s assumptions, which do not reflect unanticipated events and circumstances that may occur. In our analysis, we consider future corn costs and ethanol prices, break-even points for our plant and our risk management strategies in place through our derivative instruments and forward contracts. Given the significant assumptions required and the possibility that actual conditions will differ, we consider the assessment of impairment of our long-lived assets to be a critical accounting estimate.

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

Interest Rate Risk

Exposure to interest rate risk results primarily from our credit facilities with our credit facilities with United FCS and Fagen Energy and HLBE’s credit facilities with Compeer and its note payable to the minority owner of Agrinatural. The specifics of these credit facilities are discussed in greater detail in “ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Credit Arrangements.”

At October 31, 2017,  there were no amounts outstanding under GFE’s credit facility with United FCS or HLBE’s credit facility with Compeer.  Therefore, at October 31, 2017,  we had exposure to interest rate risk only from the amounts outstanding under the Project Hawkeye credit facility and the note payable to the minority owner of Agrinatural. Below is a sensitivity analysis we prepared regarding our income exposure to changes in interest rates. The sensitivity analysis below shows the anticipated effect on our income from a 10% adverse change in interest rates for a one-year period from October 31, 2017.

Outstanding Variable
Rate Debt at	Interest Rate at	Interest Rate Following 10%	Approximate Adverse
October 31, 2017	October 31, 2017	Adverse Change	Change to Income
$7,600,000	4.30%	4.74%	$34,000

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

As of October 31, 2017,  GFE had price protection in place for approximately 13% and 50% of GFE’s anticipated corn and natural gas needs, respectively, and 23%,  8% and 8% of GFE’s ethanol, distillers’ grains and corn oil sales, respectively, for the next 12 months.  As of October 31, 2017,  HLBE had price protection in place for approximately 7% and 14% of HLBE’s anticipated corn and natural gas needs, respectively, and 22%, 11%, and 15% of its ethanol, distillers’ grains and corn oil sales, respectively for the next 12 months.  As input prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for us.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the spot prices of corn, natural gas, and ethanol as of October 31, 2017, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from October 31, 2017 for both the GFE and HLBE plants. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements		Hypothetical Adverse
	for the next 12 months	Unit of	Change in Price as of	Approximate Adverse
	(net of forward and futures contracts)	Measure	October 31, 2017	Change to Income
Ethanol	94,300,000	Gallons	10%	$12,200,000
Corn	38,900,000	Bushels	10%	$11,400,000
Natural Gas	1,800,000	MMBTU	10%	$734,000

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

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Governors

Granite Falls Energy, LLC and Subsidiaries

Granite Falls, Minnesota

We have audited the accompanying consolidated balance sheets of Granite Falls Energy, LLC and Subsidiaries (the “Company”) as of October 31, 2017 and 2016, and the related consolidated statements of operations, changes in members’ equity, and cash flows for each of the years in the three-year period ended October 31, 2017. Granite Falls Energy, LLC’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Granite Falls Energy, LLC and Subsidiaries as of October 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended October 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

/s/ Boulay PLLP

Minneapolis, Minnesota
January 29, 2018

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES

Consolidated Balance Sheets

ASSETS	October 31, 2017	October 31, 2016
Current Assets
Cash	$21,658,422	$13,797,857
Restricted cash	75,189	—
Accounts receivable	7,622,601	6,654,994
Inventory	15,241,092	18,341,413
Commodity derivative instruments	244,294	1,228,926
Prepaid expenses and other current assets	361,340	325,989
Total current assets	45,202,938	40,349,179

Property and Equipment, net	72,271,013	78,968,016

Goodwill	1,372,473	1,372,473

Investment	7,500,000	—

Other Assets	743,106	781,254

Total Assets	$127,089,530	$121,470,922

LIABILITIES AND MEMBERS' EQUITY
Current Liabilities
Current maturities of long-term debt	$432,183	$490,057
Checks drawn in excess of bank balance	—	1,866,683
Accounts payable	7,535,468	5,624,840
Corn payable to FCE	—	5,358,111
Commodity derivative instruments	40,379	—
Accrued expenses	972,043	997,319
Total current liabilities	8,980,073	14,337,010

Long-Term Debt, less current portion	8,465,502	1,393,669

Commitments and Contingencies

Members' Equity
Members' equity attributable to Granite Falls Energy, LLC consists of 30,606 units authorized, issued, and outstanding at both October 31, 2017 and 2016	83,998,672	83,684,529
Non-controlling interest	25,645,283	22,055,714
Total members' equity	109,643,955	105,740,243

Total Liabilities and Members' Equity	$127,089,530	$121,470,922

Notes to the Consolidated Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES

Consolidated Statements of Operations

	Fiscal Year Ended October 31,
	2017	2016	2015

Revenues	$215,782,391	$215,526,226	$231,254,508

Cost of Goods Sold	194,682,913	198,627,132	208,654,190

Gross Profit	21,099,478	16,899,094	22,600,318

Operating Expenses	6,167,883	5,325,569	5,175,915

Operating Income	14,931,595	11,573,525	17,424,403

Other Income (Expense):
Other income, net	457,275	99,735	38,169
Interest income	56,384	8,400	9,369
Interest expense	(323,708)	(453,398)	(525,108)
Total other income (expense), net	189,951	(345,263)	(477,570)

Net Income	$15,121,546	$11,228,262	$16,946,833

Less: Net Income Attributable to Non-controlling Interest	(3,636,213)	(2,505,454)	(3,360,083)

Net Income Attributable to Granite Falls Energy, LLC	$11,485,333	$8,722,808	$13,586,750

Weighted Average Units Outstanding - Basic and Diluted	30,606	30,606	30,606

Amounts attributable to Granite Falls Energy, LLC:

Net Income Per Unit - Basic and Diluted	$375.26	$285.00	$443.92

Distributions Per Unit	$365.00	$315.00	$1,050.00

Notes to the Consolidated Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES

Consolidated Statement of Changes in Members’ Equity

	Members' Equity
	Attributable to
	Granite Falls	Non-controlling	Total Members'
	Energy, LLC	Interest	Equity

Balance - October 31, 2014	$103,152,157	$22,818,076	$125,970,233

Distribution	(32,136,300)	(4,621,340)	(36,757,640)
Net income attributable to non-controlling interest	—	3,360,083	3,360,083
Net income attributable to Granite Falls Energy, LLC	13,586,750	—	13,586,750

Balance - October 31, 2015	84,602,607	21,556,819	106,159,426

Distribution	(9,640,886)	(2,006,559)	(11,647,445)
Net income attributable to non-controlling interest	—	2,505,454	2,505,454
Net income attributable to Granite Falls Energy, LLC	8,722,808	—	8,722,808

Balance - October 31, 2016	83,684,529	22,055,714	105,740,243

Distribution	(11,171,190)	—	(11,171,190)
Purchase of subsidiary units attributable to non-controlling interest	—	(46,644)	(46,644)
Net income attributable to non-controlling interest	—	3,636,213	3,636,213
Net income attributable to Granite Falls Energy, LLC	11,485,333	—	11,485,333

Balance - October 31, 2017	$83,998,672	$25,645,283	$109,643,955

Notes to the Consolidated Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended October 31,
	2017	2016	2015
Cash Flows from Operating Activities:
Net income	$15,121,546	$11,228,262	$16,946,833
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	9,357,674	9,681,148	9,650,226
Change in fair value of commodity derivative instruments	(699,536)	(581,400)	(303,925)
Gain on sale of assets	(88,340)	—	—
Changes in operating assets and liabilities:
Restricted cash	(75,189)	—	492,099
Commodity derivative instruments	1,724,547	28,509	923,628
Accounts recievable	(967,607)	3,012,478	(385,771)
Inventory	3,100,321	(6,129,388)	(1,486,881)
Prepaid expenses and other current assets	(35,351)	(66,127)	138,611
Accounts payable	(3,662,718)	5,276,025	(1,017,508)
Accrued expenses	(25,276)	342,769	4,556
Net Cash Provided by Operating Activities	23,750,071	22,792,276	24,961,868

Cash Flows from Investing Activities:
Payment for investment	(7,500,000)	—	—
Payments for capital expenditures	(2,318,948)	(4,727,305)	(8,824,669)
Net Cash Used in Investing Activities	(9,818,948)	(4,727,305)	(8,824,669)

Cash Flows from Financing Activities:
Proceeds from long-term debt	7,500,000	9,820,222	13,440,989
Payments on long-term debt	(486,041)	(15,166,428)	(9,169,704)
Checks drawn in excess of bank balance	(1,866,683)	30,001	1,836,682
Purchase of subsidiary units attributable to non-controlling interest	(46,644)	—	—
Distributions to non-controlling interests	—	(2,006,559)	(4,621,340)
Member distributions paid	(11,171,190)	(9,640,886)	(32,136,300)
Net Cash Used in Financing Activities	(6,070,558)	(16,963,650)	(30,649,673)

Net Increase (Decrease) in Cash	7,860,565	1,101,321	(14,512,474)

Cash - Beginning of Period	13,797,857	12,696,536	27,209,010

Cash - End of Period	$21,658,422	$13,797,857	$12,696,536

Supplemental Cash Flow Information
Cash paid during the period for:
Interest expense	$323,708	$453,398	525,108

Supplemental Disclosure of Noncash Investing and Financing Activities
Purchase of equipment with trade-in value	$146,845	$—	$—
Capital expenditures and construction in process included in accounts payable	$215,235	$—	$422,451

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

Principles of Consolidation

The accompanying consolidated financial statements consolidate the operating results and financial position of GFE, and its approximately 50.7% owned subsidiary, HLBE (through GFE’s 100% ownership of Project Viking, L.L.C.).  Given GFE’s control over the operations of HLBE and its majority voting interest, GFE consolidates the financial statements of HLBE with its consolidated financial statements. The remaining approximately 49.3% ownership of HLBE is included in the consolidated financial statements as a non-controlling interest. HLBE, through its wholly owned subsidiary, HLBE Pipeline Company, LLC, owns 73.0% of Agrinatural Gas, LLC (“Agrinatural”). Given HLBE’s control over the operations of Agrinatural and its majority voting interest, HLBE consolidates the financial statements of Agrinatural with its consolidated financial statements, with the remaining approximately 27.0% ownership of HLBE attributed to the non-controlling interest. All intercompany balances and transactions are eliminated in consolidation.  All references to “we”, “us”, “our”, and the “Company” collectively refer to GFE and its wholly owned and majority owned subsidiaries.

Fiscal Reporting Period

The Company’s fiscal year end for reporting financial operations is October 31 for financial reporting purposes.

Accounting Estimates

Management uses estimates and assumptions in preparing these consolidated financial statements in accordance with generally accepted accounting principles in the U.S. of America. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. The Company uses estimates and assumptions in accounting for the following significant matters, among others: economic lives of property and equipment, valuation of commodity derivatives, inventory, and inventory purchase and sale commitments, evaluation of rail car damages contingency,  and the assumptions used in the impairment analysis of long-lived assets, which includes goodwill. Actual results may differ from previously estimated amounts, and such differences may be material to our consolidated financial statements. The Company periodically reviews estimates and assumptions, and the effects of revisions are reflected in the period in which the revision is made.

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

Cost of Goods Sold

The primary components of cost of goods sold for the production of ethanol and related co-products are corn, energy, raw materials, overhead, depreciation, and direct labor.

Operating Expenses

The primary components of operating expenses are salaries and expenses for administrative employees, professional fees, board of governor expenses and property taxes

Cash

The Company maintains its accounts at multiple financial institutions, of which one is a member of the Company.  At times throughout the year, the Company’s cash balances may exceed amounts insured by the Federal Deposit Insurance Corporation. The Company does not believe it is exposed to any significant credit risk on its cash balances.

Restricted Cash

The Company is periodically required to maintain at its broker cash balances related to open commodity derivative instrument positions as discussed in Note 6.

Accounts Receivable

Credit terms are extended to customers in the normal course of business. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral.

Accounts receivable are recorded at their estimated net realizable value. Accounts are considered past due if payment is not made on a timely basis in accordance with the Company’s credit terms. Accounts considered uncollectible are written off. The Company follows a policy of providing an allowance for doubtful accounts; however, based on historical experience, and its evaluation of the current status of receivables, the Company is of the belief that such accounts will be collectible in all material respects and thus an allowance was not necessary at October 31, 2017 or 2016.  It is at least possible this estimate will change in the future.

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

Notes to Consolidated Financial Statements

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

Other Intangibles

Other intangibles included as a component of other assets on the consolidated balance sheet are stated at cost and include road improvements located near the HLBE plant in which the Company has a beneficial interest in but does not own the road. The Company amortizes the assets over the economic useful life of 15 years. The Company recorded amortization expense in the amount of approximately $38,000 during each of the fiscal years ended October 31, 2017, 2016, and 2015.

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided over the following estimated useful lives by use of the straight-line method.

Asset Description	Years
Land improvements	5-20	years
Railroad improvements	5-20	years
Process equipment and tanks	5-40	years
Administration building	10-40	years
Office equipment	3-10	years
Rolling stock	5-10	years

Maintenance and repairs are expensed as incurred; major improvements and betterments are capitalized.  Construction in progress expenditures will be depreciated using the straight-line method over their estimated useful lives once the assets are placed into service.

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Long-Lived Assets

Long-lived assets, such as property and equipment, and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When determining impairment losses, a long-lived asset should be grouped with other assets or liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets or liabilities.  If circumstances require a long-lived asset be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by an asset to the carrying value of the asset. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including, but not limited to, discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. No indicators of impairment existed during fiscal 2017, 2016, or 2015 that would have triggered impairment testing, and therefore, no impairment expense was recorded during fiscal 2017, 2016, or 2015.

Investment

On  November 1, 2016, GFE subscribed to purchase 1,500 capital units of Ringneck Energy & Feed, LLC (“Ringneck”) at a price of $5,000 per unit for a total of $7,500,000.  GFE paid a down payment of $750,000 in connection with the subscription, and signed a promissory note for $6,750,000 for the remaining balance of the subscription. By letter dated July 12, 2017, GFE was notified of Ringneck’s acceptance of GFE’s subscription and that payment of the balance of GFE’s subscription due under the promissory note was due not later than August 2, 2017.  On August 2, 2017, GFE paid $6,750,000 to Ringneck, the remaining balance of GFE’s subscription.

Ringneck is a South Dakota limited liability company that is currently constructing an 80 million gallon per year ethanol manufacturing plant in outside of Onida, South Dakota in Sully County. GFE’s investment is sufficient to secure the Company the right to appoint one director to the board of directors of Ringneck and GFE has appointed Steve Christensen, its CEO to serve as its appointed director.

The investment will be accounted for by the equity method, under which the Company’s share of the net income of the investee is recognized as income in the Company’s Consolidated Statement of Operations and added to the investment account.  Any distributions received from the affiliates are treated as a reduction of the investment.

Fair Value of Financial Instruments

The Company’s accounting for fair value measurements of assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring or nonrecurring basis adhere to the Financial Accounting Standards Board (“FASB”) fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The Company has adopted guidance for fair value measurement related to nonfinancial items that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis.  The guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements).

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

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

•	Level 3 inputs are unobservable inputs for the asset or liability.

The level in the fair value hierarchy within which a fair measurement in its entirety falls is based on the lowest level input that is significant to the fair value measurement in its entirety.

Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in our balance sheets, the Company has elected not to record any other assets or liabilities at fair value. No events occurred during the fiscal years ended October 31, 2017, 2016, or 2015 that required adjustment to the recognized balances of assets or liabilities, which are recorded at fair value on a nonrecurring basis.

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

The Company had no significant uncertain tax positions as of October 31, 2017 or 2016 that would require disclosure, primarily due to the partnership tax status. The Company recognizes and measures tax benefits when realization of the benefits is uncertain under a two-step approach. The first step is to determine whether the benefit meets the more-likely-than-not condition for recognition and the second step is to determine the amount to be recognized based on the cumulative probability that exceeds 50%. Primarily due to the Company’s tax status as a partnership, the adoption of this guidance had no material impact on the Company’s financial condition or results of operations.

The Company files income tax returns in the U.S. federal and Minnesota state jurisdictions. For years before 2014, the Company is no longer subject to U.S. Federal or state income tax examinations.

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

Environmental Liabilities

The Company’s operations are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which it operates. These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its location. Accordingly, the Company has adopted policies, practices, and procedures in the areas of pollution control, occupational health, and the production, handling, storage, and use of hazardous materials to prevent material environmental or other damage, and to limit the financial liability, which could result from such events. Environmental liabilities are recorded when the liability is probable and the costs can be reasonably estimated. No expense has been recorded for the fiscal years ended October 31, 2017, 2016, or 2015.

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Goodwill

Goodwill represents the cost in excess of the fair value of net assets acquired. The Company conducts impairment assessments annually or when events indicate a triggering event has occurred. No indicators of impairment existed during fiscal 2017, 2016, or 2015 that would have triggered impairment testing, and therefore, no impairment expense was recorded during 2017, 2016, or 2015.

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

Recently Issued Accounting Pronouncements

Contract Revenue Recognition (Evaluating)

In May 2014 and amended in August 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09 which amended the Revenue from Contracts with Customers (Topic 606) of the ASC. The core principle of the new guidance is that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration the entity receives or expects to receive. The guidance will be effective for the Company beginning November 1, 2018. The Company is currently evaluating the guidance and its effect on its consolidated financial statements.

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

Restricted Cash (Evaluating)

In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash, which amended Statement of Cash Flows (Topic 230) of the ASC. The new guidance will require amounts generally described as restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the consolidated statement of cash flows. The amendments will be effective for the Company beginning November 1, 2018. The Company is currently evaluating the impact that adoption of this guidance will have on its consolidated financial statements.

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

2.  RISKS AND UNCERTAINTIES

The Company has certain risks and uncertainties that it experiences during volatile market conditions. These volatilities can have a severe impact on operations.  The Company’s revenues are derived primarily from the sale and distribution of ethanol, distillers’ grains and corn oil to customers primarily located in the U.S. Corn for the production process is supplied to our plants primarily from local agricultural producers and from purchases on the open market.  Ethanol sales typically average 75-90% of total revenues and corn costs typically average 65-85% of cost of goods sold.

The Company’s operating and financial performance is largely driven by the prices at which it sells ethanol and the net expense of corn. The price of ethanol is influenced by factors such as supply and demand, the weather, government policies and programs, unleaded gasoline prices and the petroleum markets as a whole. Excess ethanol supply in the market, in particular, puts downward pressure on the price of ethanol. The largest cost of production is corn. The cost of corn is generally impacted by factors such as supply and demand, the weather, government policies and programs, and a risk management program used to protect against the price volatility of these commodities. Market fluctuations in the price of and demand for these products may have a significant adverse effect on the Company’s operations, profitability and the availability and adequacy of cash flow to meet the Company’s working capital requirements.

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

On November 30, 2017, the EPA announced the final 2018 renewable volume requirements (“RVOs”) for conventional ethanol at 15.0 billion gallons, with the RVOs for advanced biofuels set at 4.29 billion gallons and cellulosic ethanol at 0.29 billon gallons, reducing overall RVOs to 19.29 billion gallons for 2018.  Although this final rule achieves the statutory RVO for conventional corn-based ethanol originally set by Congress when the RFS was enacted, it reduces the overall RVOs below the overall statutory level of 26 billion gallons.

According to the RFS, if mandatory renewable fuel volumes are reduced by at least 20% for two consecutive years, the EPA is required to modify, or reset, statutory volumes through 2022. Since 2018 is the first year the total proposed RVOs were more than 20% below statutory levels, in September 2017, the EPA Administrator directed his staff to initiate the required technical analysis to perform any future reset consistent with the reset rules. If 2019 RVOs are also more than 20% below statutory levels, the RVO reset will be triggered under RFS and the EPA will be required to modify statutory volumes through 2022 within one year of the trigger event, based on the same factors used to set the RVOs post-2022. If the statutory RVOs are reduced as a result of reset, it could have an adverse effect on the market price and demand for ethanol which would negatively impact our financial performance.

Additionally, opponents of ethanol such as large oil companies will likely continue their efforts to repeal or reduce the RFS through lawsuits or lobbying of Congress. Successful reduction or repeal of the blending requirements of the RFS could result in a significant decrease in ethanol demand.

Current ethanol production capacity is approximately 16.0 billion gallons according to the RFA and may increase during calendar year 2018 as several plants’ expansion projects come online. Although the release of the final 2018 RVOs maintaining the 15 billion gallon RVO for conventional corn-based ethanol together a letter issued by EPA Administrator Pruitt in October 2017 signals support from the EPA and the Trump administration for domestic ethanol production, the EPA and Trump administration could still elect to materially modify, repeal or otherwise invalidate the RFS.  It is unclear what regulatory framework and renewable volume requirements, if any, will emerge as a result of such reforms; however, any such reform could adversely affect the demand and price for ethanol and the Company's profitability.

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

3. FAIR VALUE

The following table provides information on those derivative assets and liabilities measured at fair value on a recurring basis at October 31, 2017:

			Fair Value Measurement Using
			Quoted Prices	Significant Other	Significant
	Carrying Amount in		in Active Markets	Observable Inputs	Unobservable Inputs
Financial Asset:	Consolidated Balance Sheet	Fair Value	(Level 1)	(Level 2)	(Level 3)
Commodity Derivative Instruments - Corn	$244,294	$244,294	$244,294	$—	$—

Financial Liabilities:
Commodity Derivative Instruments - Ethanol	$24,998	$24,998	$36,500	$(11,502)	$—
Commodity Derivative Instruments - Natural Gas	$15,381	$15,381	$—	$15,381	$—

The following table provides information on those derivative assets measured at fair value on a recurring basis at October 31, 2016:

			Fair Value Measurement Using
			Quoted Prices	Significant Other	Significant
	Carrying Amount in		in Active Markets	Observable Inputs	Unobservable Inputs
Financial Asset:	Consolidated Balance Sheet	Fair Value	(Level 1)	(Level 2)	(Level 3)
Commodity Derivative Instruments - Corn	$451,575	$451,575	$451,575	$—	$—
Commodity Derivative Instruments - Ethanol	$777,351	$777,351	$777,351	$—	$—

The Company determines the fair value of commodity derivative instruments by obtaining fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes and live trading levels from the Chicago Board of Trade market and New York Mercantile Exchange.  We determine the fair value of ethanol and natural gas Level 2 instruments by model-based techniques in which all significant inputs are observable in the markets noted above.

4. CONCENTRATIONS

Granite Falls Energy

GFE sold all of the ethanol, distillers’ grains, and corn oil produced at its plant to two customers under marketing agreements during the fiscal years ended October 31, 2017, 2016, and 2015.

The percentage of GFE’s total revenues attributable to each of its two major customers for the fiscal years ended October 31, 2017, 2016, and 2015 were as follows:

	October 31, 2017	October 31, 2016	October 31, 2015
Eco-Energy, Inc. - Ethanol	81.8%	80.3%	79.1%
RPMG, Inc. - Distillers' Grains & Corn Oil	17.8%	19.7%	20.7%

The percentage of GFE’s total accounts receivable attributable to each of its two major customers at October 31, 2017 and 2016 were as follows:

	October 31, 2017	October 31, 2016
Eco-Energy, Inc. - Ethanol	82.0%	70.2%
RPMG, Inc. - Distillers' Grains & Corn Oil	16.3%	26.5%

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Heron Lake BioEnergy

HLBE sold all of the ethanol, distillers’ grains, and corn oil produced at its plant to three customers under marketing agreements during the fiscal years ended October 31, 2017, 2016, and 2015.

The percentage of HLBE’s total revenues attributable to each of HLBE’s three major customers for the fiscal years ended October 31, 2017, 2016, and 2015 were as follows:

	October 31, 2017	October 31, 2016	October 31, 2015
Eco-Energy, Inc. - Ethanol	81.3%	78.5%	76.9%
Gavilon Ingredients, LLC - Distillers' Grains	13.7%	15.4%	19.2%
RPMG, Inc. - Corn Oil	4.5%	4.4%	2.4%

The percentage of HLBE’s total accounts receivable attributable to each of HLBE’s three major customers at October 31, 2017 and 2016 were as follows:

	October 31, 2017	October 31, 2016
Eco-Energy, Inc. - Ethanol	86.8%	78.6%
Gavilon Ingredients, LLC - Distillers' Grains	7.0%	11.1%
RPMG, Inc. - Corn Oil	4.3%	3.3%

5.  INVENTORY

Inventory consists of the following at October 31:

	2017	2016
Raw materials	$4,488,923	$9,098,492
Supplies	2,929,385	2,755,958
Work in process	1,281,292	1,347,754
Finished goods	6,541,492	5,139,209
Totals	$15,241,092	$18,341,413

The Company performs a lower of cost or net realizable value analysis on inventory to determine if the market values of certain inventories are less than their carrying value, which is attributable primarily to decreases in market prices of corn and ethanol. Based on the lower of cost or net realizable value analysis, the Company recorded a loss on ethanol inventories, as a component of cost of goods sold, of approximately $128,000 and $0 for the fiscal years ended October 31, 2017 and 2016, respectively

6.  DERIVATIVE INSTRUMENTS

The Company enters into corn, ethanol, and natural gas derivatives in order to protect cash flows from fluctuations caused by volatility in commodity prices for periods up to 24 months. These derivatives are put in place to protect gross profit margins from potentially adverse effects of market and price volatility on ethanol sales and corn purchase commitments where the prices are set at a future date. Although these derivative instruments serve the Company’s purpose as an economic hedge, they are not designated as effective hedges for accounting purposes. For derivative instruments that are not accounted for as hedges, or for the ineffective portions of qualifying hedges, the change in fair value is recorded through earnings in the period of change

As of October 31, 2017, the total notional amount of GFE’s outstanding corn derivative instruments was approximately 1,495,000 bushels, comprised of long corn positions on 200,000 bushels that were entered into to hedge forecasted ethanol sales through December 2017, and short corn positions on 1,295,000 bushels that were entered into to hedge forecasted corn purchases through December 2018. There may be offsetting positions that are not shown on a net basis that could lower the notional amount of positions outstanding.

As of October 31, 2017, the total notional amount of GFE’s outstanding ethanol derivative instruments was approximately 420,000 gallons that were entered into to hedge forecasted ethanol sales through November 2017.

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of October 31, 2017, GFE had approximately $75,000 cash collateral (restricted cash) and approximately $12,000 due to broker related to derivatives held by a broker.

As of October 31, 2017, the total notional amount of HLBE’s outstanding corn derivative instruments was approximately 1,120,000 bushels, comprised of long corn positions on 215,000 bushels that were entered into to hedge forecasted ethanol sales through December 2017, and short corn positions on 905,000 bushels that were entered into to hedge forecasted corn purchases through July 2018. There may be offsetting positions that are not shown on a net basis that could lower the notional amount of positions outstanding.

As of October 31, 2017, HLBE had outstanding natural gas derivative instruments totaling 120,000 MMBTU entered into hedge forecasted natural gas purchases through February 2018.

As of October 31, 2017, the total notional amount of HLBE’s outstanding ethanol derivative instruments was approximately 420,000 gallons that were entered into to hedge forecasted ethanol sales through November 2017

As of October 31, 2017, HLBE did not have any cash collateral (restricted cash) and approximately $12,000 due to broker related to derivatives held by a broker.

The following tables provide details regarding the Company’s derivative instruments at October 31, 2017, none of which were designated as hedging instruments:

	Consolidated Balance Sheet location	Assets	Liabilities
Corn contracts - GFE	Commodity derivative instruments	$102,650	$—
Corn contracts - HLBE	Commodity derivative instruments	141,644	—
Ethanol contracts - GFE	Commodity derivative instruments	—	12,749
Ethanol contracts - HLBE	Commodity derivative instruments	—	12,249
Natural gas contracts - HLBE	Commodity derivative instruments	—	15,381
Totals		$244,294	$40,379

As of October 31, 2016, the total notional amount of GFE’s outstanding corn derivative instruments was approximately 5,220,000 bushels, comprised of long corn positions on 3,300,000 bushels that were entered into to hedge forecasted ethanol sales through March 2017, and short corn positions on 1,920,000 bushels that were entered into to hedge forecasted corn purchases through December 2016. There may be offsetting positions that are not shown on a net basis that could lower the notional amount of positions outstanding.  As of October 31, 2016, GFE did not have any cash collateral (restricted cash) related to derivatives held by a broker.

As of October 31, 2016, the total notional amount of HLBE’s outstanding corn derivative instruments was approximately 4,285,000 bushels, comprised of long corn positions on 3,100,000 bushels that were entered into to hedge forecasted ethanol sales through March 2017, and short corn positions on 1,185,000 bushels that were entered into to hedge forecasted corn purchases through August 2017. There may be offsetting positions that are not shown on a net basis that could lower the notional amount of positions outstanding. As of October 31, 2016, HLBE did not have any cash collateral (restricted cash) related to derivatives held by a broker.

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

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following tables provide details regarding the gains (losses) from Company’s derivative instruments in statements of operations, none of which are designated as hedging instruments:

	Consolidated Statement	Year Ended October 31,
	of Operations Location	2017	2016	2015
Corn contracts	Cost of Goods Sold	$1,129,746	$708,364	$303,925
Ethanol contracts	Revenues	(414,829)	(159,322)	—
Natural gas contracts	Cost of Goods Sold	(15,381)	32,358	—
Total gain, net		$699,536	$581,400	$303,925

7.  PROPERTY AND EQUIPMENT

A summary of property and equipment is as follows:

	October 31, 2017	October 31, 2016
Land and improvements	$13,697,790	$13,697,790
Railroad improvements	9,045,112	9,045,112
Process equipment and tanks	129,640,626	128,004,694
Administration building	569,328	569,328
Office equipment	989,690	907,652
Rolling stock	1,904,154	1,792,534
Construction in progress	777,655	315,631
	156,624,355	154,332,741
Less: accumulated depreciation	(84,353,342)	(75,364,725)
Net property and equipment	$72,271,013	$78,968,016

Depreciation expense totaled approximately $9,320,000,  $9,641,000, and $9,612,000 for the fiscal years ended October 31, 2017, 2016, and 2015, respectively.

8.  DEBT FACILITIES

Granite Falls Energy

GFE has a credit facility with a lender. This credit facility was originally a revolving term loan facility with an aggregate principal commitment amount of $18,000,000 that reduced by $2,000,000 semi-annually beginning September 1, 2014, until final payment at maturity on March 1, 2018.  On September 8, 2017, the revolving term loan was converted to a seasonal revolving loan in the amount of $6,000,000.  GFE had no outstanding balance on the revolving term loan at the time of conversion.  There was no outstanding balance on the seasonal revolving loan at October 31, 2017. Therefore, the aggregate principal amount available for borrowing by GFE under this seaonal revolving loan at October 31, 2017 was $6,000,000.

The interest rate on the seasonal revolving loan is based on the bank’s One Month London Interbank Offered Rate (“LIBOR”) Index Rate, plus 2.75%, which was 3.99% at October 31, 2017.

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

On August 2, 2017, GFE entered into a replacement credit facility with Project Hawkeye. The terms of the replacement credit facility allow GFE to borrow up to $7.5 million of variable-rate, amortizing non-recourse debt from Project Hawkeye

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

using the Ringneck investment as collateral.  The Project Hawkeye loan bears interest from date funds are first advanced on the loan through maturity, at a rate per annum equal to the sum of the One Month LIBOR Index Rate plus 3.05% per annum, with an interest rate floor of 3.55% which equated to 4.29% at October 31, 2017.

The Project Hawkeye loan requires annual interest payments only for the first two years of the loan and monthly principal and interest payments for years three through nine based on a seven-year amortization period.  The monthly amortized payments will be re-amortized following any change in interest rate. The entire outstanding principal balance of the loan, plus any accrued and unpaid interest thereon, is due and payable in full on August 2, 2026. GFE is permitted to voluntarily prepay all or any portion of the outstanding balance of this loan at any time without premium or penalty.

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

As of October 31, 2017, GFE has borrowed $7.5 million under the Project Hawkeye credit facility to finance the balance of its investment in Ringneck.

Heron Lake BioEnergy

HLBE has a revolving term loan with a lender under which it could borrow, repay, and re-borrow in an amount up to $28,000,000 at any time prior to the March 1, 2022 maturity.  However, the available for borrowing under the revolving term note reduces by $3,500,000 annually, starting March 1, 2015 and continuing each anniversary thereafter until maturity. The aggregate principal commitment of this facility at October 31, 2017 was $17,500,000.  HLBE had no outstanding balance on the revolving term loan at October 31, 2017 and 2016. Therefore, at October 31, 2017 and 2016, the aggregate principal amount available to the Company for borrowing was $17,500,000 and $21,000,000, respectively.

Interest on the revolving term loan accrues at a variable rate equal to 3.25% above the LIBOR Index rate. HLBE may elect to enter into a fixed interest rate on this loan at various times throughout the term of the loan as provided in the loan agreements. The interest rate on the revolving term loan was 4.49%  and 3.45%  at October 31, 2017, and October 31, 2016, respectively.

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

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Long-term debt consists of the following:

	October 31, 2017	October 31, 2016
GRANITE FALLS ENERGY:
Revolving term loan, see terms above.	$—	$—
Seasonal loan, see terms above.	—	—
Term note payable to Project Hawkeye, see terms above.	7,500,000	—

HERON LAKE BIOENERGY:
Revolving term loan to lending institution, see terms above.	—	—
Assessment payable as part of water treatment agreement, due in semi-annual installments of $189,393 with interest at 6.55%, enforceable by statutory lien, with the final payment due in 2021. HLBE made deposits for one years' worth of debt service payments of approximately $364,000, which is included with other assets that are held on deposit to be applied with the final payments of the assessment.	1,241,171	1,517,046
Assessment payable as part of water supply agreement, due in monthly installments of $3,942 with interest at 8.73%, enforceable by statutory lien, with the final payment due in 2019.	56,514	97,930
Note payable to electrical company with monthly payments of $6,250 with interest at 0.00% and a 1.00% maintenance fee due each October. This note was paid in full in September 2017. The electrical company is a member of HLBE.	—	68,750
Note payable to non-controlling interest member of Agrinatural. Interest is at One Month LIBOR plus 4.0%, which was approximately 5.24% and 4.53% at October 31, 2017 and 2016, respectively. The note is considered due on demand with payments due at Agrinatural's Board of Managers' discretion.	100,000	200,000
Totals	8,897,685	1,883,726
Less: amounts due within one year	432,183	490,057
Net long-term debt	$8,465,502	$1,393,669

Based on the most recent debt agreements, estimated maturities of long-term debt at October 31, 2017 are as follows:

2018	$432,183
2019	408,169
2020	1,398,227
2021	1,391,250
2022	1,071,429
Thereafter	4,196,427
Total debt	$8,897,685

9. MEMBERS’ EQUITY

Granite Falls Energy

GFE has one class of membership units. The units have no par value and have identical rights, obligations and privileges.  Income and losses are allocated to all members based upon their respective percentage of units held.  As of October 31, 2017, 2016, and 2015, GFE had 30,606 membership units authorized, issued, and outstanding, respectively.

Subsequent to fiscal year end, in December 2017, GFE’s Board of Governors declared a cash distribution of $385 per unit or approximately $11,783,000 for GFE unit holders of record as of December 21, 2017 was paid by GFE in January 2018.

In December 2016, GFE’s Board of Governors declared a cash distribution of $365 per unit or approximately $11,171,000 for GFE unit holders of record as of December 21, 2016 to be paid by GFE on January 26, 2017.

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

In December 2015, GFE’s Board of Governors declared a cash distribution of $315 per unit or approximately $9,641,000 for GFE unit holders of record as of December 17, 2015 was paid by GFE on January 25, 2016.

In December 2014, GFE’s Board of Governors declared a cash distribution of $1,050 per unit or approximately $32,136,000 for GFE unit holders of record as of December 18, 2014. This distribution was paid by GFE on January 19, 2015.

Heron Lake BioEnergy

Subsequent to year end, on December 21, 2017, HLBE’s board of governors declared a distribution of $0.11 per membership unit for a total of approximately $8,573,000 to be paid to members of record as of December 21, 2017.  The distribution was paid in January 2018.  Based on the covenants contained in HLBE’s lender’s credit facilities, the foregoing distribution was approved by its lender prior to distribution.

On December 17, 2015, HLBE’s board of governors declared a distribution of $0.05 per membership unit for a total of approximately $3,897,000 to be paid to HLBE unit holders of record as of December 18, 2015.  The distribution was paid on January 25, 2016. At December 17, 2015, GFE owned 39,420,949 Class A membership units and 15,000,000 Class B units of HLBE, and received an aggregate distribution from HLBE of $1,971,000.  The remaining $1,926,000 was distributed by HLBE to the non-controlling interest.

On December 18, 2014, HLBE’s board of governors declared a distribution of $0.12 per membership unit for a total of approximately $9,352,000 to be paid to HLBE unit holders of record as of December 18, 2014. The distribution was paid by HLBE on January 19, 2015.  At December 18, 2014, GFE owned 39,420,949 Class A membership units and 15,000,000 Class B units of HLBE, and received an aggregate distribution from HLBE of $4,731,000.  The remaining $4,621,000 was distributed by HLBE to the non-controlling interest.

10. LEASES

Granite Falls Energy

GFE has lease agreements with leasing companies for 218 rail cars for the transportation of GFE’s ethanol with various maturity dates through December 2026. The rail car lease payments are due monthly in the aggregate amount of approximately $181,000.

GFE has lease agreements with leasing companies for 115 hopper cars to assist with the transport of the distillers’ grains by rail with various maturity dates through November 2025. The rail car lease payments are due monthly in the amount of approximately $76,000.

Rent expense for GFE’s leases was approximately $3,163,000,  $2,985,000 and $2,204,000 for the fiscal years ended October 31, 2017, 2016,  and 2015, respectively.

Heron Lake BioEnergy

HLBE has lease agreements with leasing companies for 148 rail cars for the transportation of HLBE’s ethanol with various maturity dates through January 2027. The rail car lease payments are due monthly in the aggregate amount of approximately $127,000.

HLBE has lease agreement with leasing companies for 110 hopper cars to assist with the transport of the distillers’ grains by rail with various maturity dates through May 2027. During the fiscal year ended October 31, 2017, HLBE renewed a lease agreement for 50 hopper cars for an additional ten years with monthly lease payments of of approximately $25,000.  The rail car lease payments are due monthly in the amount of approximately $64,000.

Rent expense for HLBE’s leases was approximately $2,170,000,  $2,571,000 and $1,969,000 for the fiscal years ended October 31, 2017, 2016, and 2015, respectively.

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

At October 31, 2017, the Company had the following minimum future lease for payments, which at inception had a non-cancelable term of more than one year:

November 1, 2017 to October 31, 2018	$4,916,616
November 1, 2018 to October 31, 2019	4,532,800
November 1, 2019 to October 31, 2020	4,395,550
November 1, 2020 to October 31, 2021	4,393,800
November 1, 2021 to October 31, 2022	4,315,800
Thereafter	13,341,850
Total minimum lease commitments	$35,896,416

11.  EMPLOYEE BENEFIT PLANS

GFE has a defined contribution plan available to all of its qualified employees. GFE contributes a match of 50% of the participant’s salary deferral up to a maximum of 3% of the employee’s salary.  GFE contributions totaled approximately $73,000,  $63,000, and $57,000 for the fiscal years ended October 31, 2017, 2016, and 2015, respectively.

HLBE has a defined contribution plan available to all of its qualified employees. HLBE contributes a match of 50% of the participant’s salary deferral up to a maximum of 4% of the employee’s salary.  HLBE contributions totaled approximately $90,000,  $85,000, and $81,000 for the fiscal years ended October 31, 2017, 2016, and 2015, respectively.

12. INCOME TAXES

The differences between the consolidated financial statement basis and tax basis of assets are estimated as follows:

	October 31, 2017	October 31, 2016
Consolidated financial statement basis of assets	$127,089,530	$121,470,922
Organization & start-up costs capitalized for tax purposes, net	268,166	357,554
Tax depreciation greater than book depreciation	(14,219,188)	(17,884,622)
Unrealized derivatives gains of commodity derivative instruments	(102,650)	(566,588)
Capitalized inventory	81,119	41,467
Net effect of consolidation of acquired subsidiary	(32,239,669)	(36,496,913)
Income tax basis of assets	$80,877,308	$66,921,820

There were no significant differences between the consolidated financial statement basis of liabilities and the income tax basis of liabilities at October 31, 2017 and 2016.

13. RELATED PARTY TRANSACTIONS

GFE Corn Storage and Grain Handling Agreement

GFE had a corn storage and grain handling agreement with Farmers Cooperative Elevator (“FCE”), a member of GFE. Under the agreement, GFE had agreed to purchase all of the corn needed for the operation of the plant from FCE. The price of the corn purchased was the bid price FCE establishes for the plant plus a set fee of per bushel.

On February 27, 2017, GFE and FCE executed an amendment to the corn storage and grain handling agreement with an effective date of February 21, 2017.  Pursuant to the terms of the amendment, the parties agreed to amend the corn storage and grain handling agreement to accelerate the termination date of the agreement to midnight August 31, 2017.  Additionally, GFE began posting bids for the purchase of corn beginning June 1, 2017 and thereafter, but could not accept delivery of corn at its Granite Falls, Minnesota plant until September 1, 2017.  In August 2017, in exchange for the early termination, GFE paid an early termination fee to FCE of approximately $255,000. Prior to the amendment, the termination date of the corn storage and grain handling agreement was set to expire on November 2017.

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

GFE purchased approximately $51,861,000 of corn from FCE during fiscal 2017, of which approximately $0 is included in corn payable at October 31, 2017.  GFE purchased approximately $75,865,000 of corn from FCE during fiscal 2016, of which approximately $5,358,000 is included in corn payable to FCE at October 31, 2016.  GFE purchased approximately $75,018,000 of corn from FCE during fiscal 2015, of which approximately $1,486,000 is included in corn payable to FCE at October 31, 2015.

GFE purchased corn from board members of approximately $945,000 for the fiscal year ended October 31, 2017, of which approximately $8,000 is included in accounts payable at October 31, 2017.

HLBE Corn Purchases - Members

HLBE purchased corn from its board members of approximately $9,811,000,  $15,008,000, and $11,032,000 during the fiscal years ended October 31, 2017, 2016, and 2015.

Agrinatural

During 2013, HLBE borrowed $300,000 from the non-controlling interest member of Agrinatural.  Total interest paid in relation to this note payable amounted to approximately $6,000, $20,000, and $16,000 for each of the years ended October 31, 2017, 2016, and 2015.

Swan Engineering

Agrinatural has management and operating agreement with Swan Engineering, Inc. (“SEI”). SEI, together with an unrelated third party owns Rural Energy Solutions, LLC (“RES”), the 27% minority owner of Agrinatural. Under the management and operating agreement, SEI provides  Agrinatural with day-to-day management and operation of Agrinatural’s pipeline distribution business. In exchange for these services, Agrinatural pays SEI an aggregate management fee equal to the fixed monthly base fee plus the variable customer management fee based on the number of customers served on the pipeline less the agreed monthly fee reduction of $4,500. For the year ended October 31, 2017, Agrinatural paid approximately $36,000 and $157,000 for the monthly base fee and variable customer management fee, respectively. For the year ended October 31, 2016, Agrinatural paid approximately $32,000 and $149,000 for the monthly base fee and variable customer management fee, respectively.  For the year ended October 31, 2015, the Company paid approximately $18,000 and $83,000 for the monthly base fee and variable customer management fee, respectively. The management and operating agreement with SEI expires July 1, 2019 unless earlier terminated for cause as defined in the agreement.

Agrinatural also has project management agreement with SEI. Pursuant to the project management agreement, SEI supervises all of Agrinatural’s pipeline construction projects. These projects are constructed by unrelated third-party pipeline construction companies. Under the project management agreement, Agrinatural pays SEI a total of 10% of the actual capital expenditures for construction projects approved by Agrinatural’s board of managers, excluding capitalized marketing costs. For the year ended October 31, 2017,  Agrinatural incurred approximately $44,000 for project management and capital work fees. For the year ended October 31, 2016,  Agrinatural paid approximately $68,000 for project management and capital work fees. For the year ended October 31, 2015, the Company paid approximately $19,000 for project management and capital work fees. The project management with SEI expires June 30, 2019 unless earlier terminated for cause as defined in the agreement.

Amounts due to SEI from Agrinatural included in accounts payable on the consolidated balance sheets totaled approximately $16,000 and $131,000 at October 31, 2017 and 2016, respectively

14. COMMITMENTS AND CONTINGENCIES

Corn Purchase Commitments

At October 31, 2017, GFE had cash and basis contracts for forward corn purchase commitments for approximately 3,041,000 bushels for deliveries through December 2018.

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

At October 31, 2017, HLBE had cash and basis contracts for forward corn purchase commitments for approximately 1,769,000 bushels for deliveries through October 2018.

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Ethanol Marketing Agreement

GFE currently has an ethanol marketing agreement with Eco-Energy, Inc., an unrelated party (“Eco-Energy”). Pursuant to this marketing agreement, Eco-Energy purchases the entire ethanol output of GFE’s ethanol plant and arranges for the transportation of ethanol; however, GFE is responsible for securing all of the rail cars necessary for the transport of ethanol by rail except for 43 rail cars leased to GFE by Eco-Energy under the marketing agreement. GFE pays Eco-Energy a marketing fee per gallon of ethanol sold in consideration of Eco-Energy’s services, as well as a fixed lease fee for rail cars leased from Eco-Energy to GFE. During the third quarter of 2016, GFE amended its marketing agreement extending the term of the marketing agreement to December 31, 2019, with automatic renewals for additional three terms of three-year periods unless terminated by either party by providing written notice to the other party at least 90 days prior to the end of the then current term. Additionally, the amendment provides for certain negotiated changes to the marketing fees payable to Eco-Energy by GFE and  the timing of payments by Eco-Energy to GFE for the ethanol Eco-Energy purchases from GFE. The changes to the marketing fee and timing of payments by Eco-Energy were negotiated based on prevailing market-rate conditions for comparable ethanol marketing services.

HLBE has an ethanol marketing agreement with Eco-Energy, an unrelated party, for the sale of ethanol. Under this marketing agreement, Eco-Energy purchases, markets and resells 100% of the ethanol produced at HLBE’s ethanol production facility and arranges for the transportation of HLBE’s ethanol. HLBE pays Eco-Energy a marketing fee per gallon of ethanol sold in consideration of Eco-Energy’s services, as well as a fixed lease fee for rail cars leased from Eco-Energy to the HLBE. During the third quarter of 2016, HLBE entered into an amendment with Eco-Energy extending the term of the marketing agreement to  December 31, 2019, with automatic renewals for additional three terms of three-year periods unless terminated by either party by providing written notice to the other party at least 90 days prior to the end of the then current term. Additionally, the amendment provides for certain negotiated changes to the marketing fees payable to Eco-Energy by HLBE and  the timing of payments by Eco-Energy to GFE for the ethanol Eco-Energy purchases from GFE.  The changes to the marketing fee and timing of payments by Eco-Energy were negotiated based on prevailing market-rate conditions for comparable ethanol marketing services.

Ethanol marketing fees and commissions totaled approximately $1,159,000,  $1,256,000 and $1,234,000 for the fiscal years ended October 31, 2017, 2016, and 2015, respectively, and are included net within revenues.

Ethanol Contracts

At October 31, 2017, GFE had fixed and basis contracts to sell approximately $18,889,000 of ethanol for various delivery periods through March 2018, which approximates 56% of its anticipated ethanol sales for this that period.

At October 31, 2017, HLBE had fixed and basis contracts to sell approximately $18,414,000 of ethanol for various delivery periods through March 2018, which approximates 52% of its anticipated ethanol sales for this that period.

Distillers Grain Marketing Agreement

GFE has a distillers’ grains marketing agreement with RPMG, Inc. (“RPMG”), an unrelated party, for the purpose of marketing and selling all distillers’ grains produced by GFE. The contract commenced on February 1, 2011 with an initial term of one year, and will continue to remain in effect until terminated by either party at its unqualified option, by providing written notice of not less than 90 days to the other party. Distillers’ grains commissions to RPMG totaled approximately $276,000,  $335,000 and $421,000 for the fiscal years ended October 31, 2017, 2016, and 2015, respectively, and are included net within revenues.

At October 31, 2017, GFE had forward contracts to sell approximately $1,459,000 of distillers’ grain for deliveries through November 2017, which approximates 92% of its anticipated distillers’ grain sales during that period.

HLBE has a distillers’ grains off-take agreement with Gavilon Ingredients, LLC (“Gavilon”), an unrelated party.  Under this agreement, Gavilon purchases all of the distillers’ grains produced at HLBE’s ethanol plant in exchange for a service fee. The contract commenced on November 1, 2013 with an initial term of six months, and will continue to remain in effect until terminated by either party at its unqualified option, by providing written notice of not less than 60 days to the other party.  Distillers’ grains commissions to Gavilon totaled approximately $268,000,  $283,000 and $308,000 for the fiscal years ended October 31, 2017, 2016, and 2015, respectively, and are included net within revenues.

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

At October 31, 2017, HLBE had forward contracts to sell approximately $2,006,000 of distillers’ grains for delivery in March 2018, which approximates 27% of its anticipated distillers’ grain sales during that period.

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

Corn oil commissions totaled approximately $176,000,  $166,000 and $125,000 for the fiscal years ended October 31, 2017, 2016, and 2015, respectively, and are included net within revenues.

At October 31, 2017, GFE had forward contracts to sell approximately $423,000 of corn oil for delivery through December 2017, which approximates 48% of its anticipated corn oil sales for this that period.

At October 31, 2017, HLBE had forward contracts to sell approximately $763,000 of corn oil for delivery through December 2017, which approximates 90% of its anticipated corn oil sales for this that period.

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

HLBE has a facilities agreement with Northern Border Pipeline Company which allows us access to an existing interstate natural gas pipeline located approximately 16 miles north from the HLBE plant. Agrinatural was formed to own and operate the pipeline and transports gas to the Company pursuant to a transportation agreement The Company also has a base agreement for the sale and purchase of natural gas with Constellation NewEnergy-Gas Division, LLC (“Constellation”).  This agreement runs until March 31, 2019.

Water Agreements

In October 2003, HLBE entered into an industrial water supply development and distribution agreement with the City of Heron Lake for 15 years.  HLBE has the exclusive rights to the first 6,000 gallons per minute of capacity that is available from the well, and provides for HLBE, combined with an unrelated company, to approve any other supply contracts that the City may enter into.  In consideration, HLBE will pay one half of the City’s water well bond payments of $735,000, plus a 5% administrative fee, totaling approximately $594,000, and operating costs, relative to HLBE’s water usage, plus a 10% profit.  These costs will be paid as water usage fees.  HLBE recorded an assessment of approximately $367,000 with long-term debt as described in Note 8. HLBE pays operating and administrative expenses of approximately $12,000 per year.

In May 2006, HLBE entered into a water treatment agreement with the City of Heron Lake and Jackson County for 30 years. HLBE will pay for operating and maintenance costs of the plant in exchange for receiving treated water.  In addition, HLBE agreed to an assessment for a portion of the capital costs of the water treatment plant.  HLBE recorded assessments with long-term debt of $500,000 and $3,550,000 in fiscal 2007 and 2006, respectively, as described in Note 8.  HLBE paid operating and maintenance expenses of approximately $92,000,  $24,000, and $57,000 in fiscal 2017, 2016, and 2015, respectively.

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Railcar Damages

In accordance with certain railcar lease agreements, at expiration, the Company is required to return the railcars in good condition, less normal wear and tear.  Primarily due to the ongoing maintenance and repair activities performed on its railcars, the Company has determined that no accrual for leased railcars is necessary and an estimate of the possible range of loss cannot be made.

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

16.  QUARTERLY FINANCIAL DATA (UNAUDITED)

Summary quarterly results are as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Fiscal year ended October 31, 2017
Revenues	$54,576,064	$52,802,058	$54,250,994	$54,153,275
Gross profit	6,844,907	3,956,500	4,203,141	6,094,930
Operating income	5,237,686	2,371,966	2,740,127	4,581,816
Net income attributable to GFE	4,159,791	1,847,477	2,049,621	3,428,444
Basic and diluted earnings per unit attributable to GFE	$135.91	$60.36	$66.97	$112.02

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Fiscal year ended October 31, 2016
Revenues	$51,001,654	$50,974,398	$58,018,553	$55,531,621
Gross profit	1,432,877	2,273,697	6,301,875	6,890,645
Operating income	32,031	784,201	5,017,859	5,739,434
Net income attributable to GFE	11,526	699,514	3,492,822	4,518,946
Basic and diluted earnings per unit attributable to GFE	$0.38	$22.86	$114.12	$147.65

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Fiscal year ended October 31, 2015
Revenues	$58,692,502	$59,067,109	$58,671,723	$54,823,174
Gross profit	5,628,105	5,545,088	8,795,890	2,631,235
Operating income	4,204,718	4,173,843	7,494,444	1,551,398
Net income attributable to GFE	3,767,092	3,179,639	5,440,763	1,199,256
Basic and diluted earnings per unit attributable to GFE	$123.08	$103.89	$177.77	$39.18

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

Our management, including our Chief Executive Officer and General Manager (the principal executive officer), Steve Christensen, along with our Chief Financial Officer (the principal financial officer), Stacie Schuler, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2016.  Based upon this review and evaluation, these officers have concluded that our consolidated disclosure controls and procedures are effective as of October 31, 2017.

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

Under the supervision of our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of October 31, 2017.

An attestation report from our accounting firm on our internal control over financial reporting is not included in this annual report because an attestation report is only required under the regulations of the Securities and Exchange Commission for accelerated filers and large accelerated filers.

(c)Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fourth fiscal quarter ended October 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.OTHER INFORMATION

None.

PART III

Pursuant to General Instruction G(3), we omit Part III, Items 10, 11, 12, 13 and 14 and incorporate such items by reference to an amendment to this Annual Report on Form 10-K or to a definitive proxy statement (the “2018 Proxy Statement”) to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Annual Report (October 31, 2017).

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Information required by this Item is incorporated by reference to the 2018 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

The Information required by this Item is incorporated by reference to the 2018 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The Information required by this Item is incorporated by reference to the 2018 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Information required by this Item is incorporated by reference to the 2018 Proxy Statement.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The Information required by this Item is incorporated by reference to the 2018 Proxy Statement.

PART IV

ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits Filed as Part of this Report and Exhibits Incorporated by Reference.

The following exhibits and financial statements are filed as part of, or are incorporated by reference into, this report:

(1)	Financial Statements

The financial statements appear beginning at page 56 of this report.

(2)	Financial Statement Schedules

All supplemental schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

(3)	Exhibits

Exhibit No.	Exhibit	Incorporated by Reference To:
3.1	Articles of Organization	Exhibit 3.1 to the registrant’s Form SB-2 filed with the Commission on August 30, 2002 (File No. 000-51277).
3.2	Amendment of Articles of Organization	Exhibit 3.1 to the registrant’s Form 10-QSB filed with the Commission on August 15, 2005 (File No. 000-51277).
3.3	Sixth Amended and Restated Operating Agreement	Exhibit 3.1 to the registrant’s Form 8-K filed with the Commission on March 29, 2017 (File No. 000-51277).
4.1	Form of Membership Unit Certificate.	Exhibit 4.1 to the registrant’s Pre-Effective Amendment No. 1 to Form SB-2 filed with the Commission on December 20, 2002 (File No. 000-51277).
10.1	Corn Storage and Delivery Agreement and Pre-Closing Memorandum dated October 6, 2003 between the Company and Farmers Cooperative Elevator Company.	Exhibit 10.2 to the registrant’s Form 10-QSB filed with the Commission on November 14, 2003 (File No. 000-51277).
10.2	Grain Procurement Agreement with Farmers Cooperative Elevator Company.	Exhibit 10.2 to the registrant’s Form 10-QSB filed with the Commission on November 15, 2004 (File No. 000-51277).
10.3	Electric Service Agreement dated August, 2004 with Minnesota Valley Cooperative Light and Power.	Exhibit 10.13 to the registrant’s Form 10-KSB filed with the Commission on March 31, 2005 (File No. 000-51277).
10.4	Trinity Rail Proposal for Rail Cars.	Exhibit 10.16 to the registrant’s Form 10-KSB filed with the Commission on March 31, 2005 (File No. 000-51277).
10.5	Ethanol Marketing Agreement with Eco-Energy, Inc. dated December 24, 2008. (+)	Exhibit 10.1 to the registrant’s Form 10-K filed with the Commission on January 27, 2009 (File No. 000-51277).
10.6	Corn Oil Marketing Agreement between the registrant and Renewable Products Marketing Group, LLC dated April 29, 2010. (+)	Exhibit 10.1 to the registrant’s Form 10-Q filed with the Commission on June 14, 2010 (File No. 000-51277).

10.7	Distillers’ Grains Marketing Agreement between RPMG, Inc. and Granite Falls Energy, LLC dated December 10, 2010. (+)	Exhibit 10.31 to the registrant’s Form 10-K filed with the Commission on January 26, 2011 (File No. 000-51277).
10.8	Insider Trading Policy of Granite Falls Energy, LLC dated February 17, 2011.	Exhibit 10.1 to the registrant’s Form 10-Q filed with the Commission on March 16, 2011 (File No. 000-51277).
10.9	Ethanol Marketing Agreement Amendment No. 2 between Eco-Energy, Inc. and Granite Falls Energy, LLC dated August 30, 2011. (+)	Exhibit 99.1 to the registrant’s Form 8-K filed with the Commission on September 1, 2011 (File No. 000-51277).
10.10	Master Loan Agreement between United FCS, PCA and Granite Falls Energy, LLC dated August 22, 2012.	Exhibit 10.14 to the registrant’s Form 10-K filed with the Commission on January 29, 2013 (File No. 000-51277).
10.11	Subscription Supplement Agreement dated July 31, 2013, by and among Heron Lake BioEnergy, LLC, Granite Falls Energy, LLC and Project Viking, L.L.C.	Exhibit 10.3 to the registrant’s Form 10-Q filed with the Commission on September 16, 2013 (File No. 000-51277).
10.12	Management Services Agreement effective as of July 31, 2013 between Granite Falls Energy, LLC and Heron Lake BioEnergy, LLC.	Exhibit 10.4 to the registrant’s Form 10-Q filed with the Commission on September 16, 2013 (File No. 000-51277).
10.13	Revolving Credit Supplement dated July 26, 2013 between United FCS, PCA and Granite Falls Energy, LLC.	Exhibit 10.9 to the registrant’s Form 10-Q filed with the Commission on September 16, 2013 (File No. 000-51277).
10.14	First Amended and Restated Articles of Organization of Heron Lake BioEnergy, LLC	Exhibit 3.1 to HLBE’s Form 8-K dated September 2, 2011 (File No. 000-51825).
10.15	Member Control Agreement of Heron Lake BioEnergy, LLC, as amended through August 30, 2011.	Exhibit 3.2 to HLBE’s Form 8-K dated September 2, 2011 (File No. 000-51825).
10.16

Industrial Water Supply Development and Distribution Agreement dated October 27, 2003 among Heron Lake BioEnergy, LLC (f/k/a Generation II Ethanol, LLC), City of Heron Lake, Jackson County, and Minnesota Soybean Processors.

Exhibit 10.10 to HLBE’s Registration Statement on Form 10 filed on August 22, 2008 (the “2008 Registration Statement”) (File No. 000-51825).
10.17	Industrial Water Supply Treatment Agreement dated May 23, 2006 among Heron Lake BioEnergy, LLC, City of Heron Lake and County of Jackson.	Exhibit 10.11 to HLBE’s 2008 Registration Statement (File No. 000-51825).
10.18	Secured Promissory Note issued December 28, 2007 by Heron Lake BioEnergy, LLC as borrower to Federated Rural Electric Association as lender in principal amount of $600,000.	Exhibit 10.20 to HLBE’s 2008 Registration Statement (File No. 000-51825).
10.19	Electric Service Agreement dated October 17, 2007 by and between Interstate Power and Light Company and Heron Lake BioEnergy, LLC.	Exhibit 10.22 to HLBE’s 2008 Registration Statement (File No. 000-51825).
10.20	Corn Oil Marketing Agreement dated September 4, 2013 by and among Heron Lake BioEnergy, LLC and RPMG, Inc. (+)	Exhibit 10.76 to HLBE’s Form 10-K/A for the year ended October 31, 2013 (File No. 000-51825).
10.21	Ethanol Marketing Agreement dated September 17, 2013 by and among Heron Lake BioEnergy, LLC and Eco-Energy, LLC. (+)	Exhibit 10.77 to HLBE’s Form 10-K for the year ended October 31, 2013 (File No. 000-51825).

10.22	Distillers’ grains Off-Take Agreement dated September 24, 2013 by and among Heron Lake BioEnergy, LLC and Gavilon Ingredients, LLC. (+)	Exhibit 10.78 to HLBE’s Form 10-K/A for the year ended October 31, 2013 (File No. 000-51825).
10.23	Amendment No. 3 Ethanol Marketing Agreement dated September 17, 2013 by and between Eco-Energy, LLC and Granite Falls Energy, LLC. (+)	Exhibit 10.40 to the registrant’s Form 10-K filed with the Commission on January 29, 2014 (File No. 000-51277).
10.24	First Amendment to the Member Control Agreement of Heron Lake BioEnergy, LLC, as amended through August 30, 2011.	Exhibit 3.1 to HLBE’s Form 8-K dated March 19, 2014 (File No. 000-51825).
10.25	Master Loan Agreement dated July 29, 2014 by and between AgStar Financial Services, FLCA and Heron Lake BioEnergy, LLC	Exhibit 10.6 to HLBE’s Form 10-Q for the quarter ended July 31, 2014 (File No. 000-51825).
10.26	$28,000,000 Revolving Term Loan Supplement dated July 29, 2014 by and between AgStar Financial Services, FLCA and Heron Lake BioEnergy, LLC	Exhibit 10.7 to HLBE’s Form 10-Q for the quarter ended July 31, 2014 (File No. 000-51825).
10.27	Security Agreement dated July 29, 2014 between Heron Lake BioEnergy, LLC and AgStar Financial Services, FLCA and CoBank, ACB	Exhibit 10.8 to HLBE’s Form 10-Q for the quarter ended July 31, 2014 (File No. 000-51825).
10.28	Real Estate Mortgage, Assignment of Rents and Profits and Fixture Financing Statement dated July 29, 2014 by and between AgStar Financial Services, FLCA, CoBank, ACB and Heron Lake BioEnergy, LLC	Exhibit 10.9 to HLBE’s Form 10-Q for the quarter ended July 31, 2014 (File No. 000-51825).
10.29	Guaranty dated July 29, 2014 by HLBE Pipeline Company, LLC in favor of AgStar Financial Services, FLCA	Exhibit 10.10 to HLBE’s Form 10-Q for the quarter ended July 31, 2014 (File No. 000-51825).
10.30	Security Agreement dated July 29, 2014 between HLBE Pipeline Company, LLC and AgStar Financial Services, FLCA and CoBank, ACB	Exhibit 10.11 to HLBE’s Form 10-Q for the quarter ended July 31, 2014 (File No. 000-51825).
10.31	Employment Contract between Stacie Schuler and Granite Falls Energy, LLC dated October 31, 2014. (*)	Exhibit 10.1 to the registrant’s Form 8-K filed with the Commission on November 6, 2014 (File No. 000-51277).
10.32	Employment Contract between Steve Christensen and Granite Falls Energy, LLC dated October 31, 2014. (*)	Exhibit 10.1 to the registrant’s Form 8-K filed with the Commission on November 26, 2014 (File No. 000-51277).
10.33	Amendment No. 1 dated July 22, 2016 to the Ethanol Marketing Agreement dated September 17, 2013 by and among Heron Lake BioEnergy, LLC and Eco-Energy, LLC. (+)	Exhibit 10.1 to HLBE’s Form 10-Q for the quarter ended July 31, 2016 (File No. 000-51825).
10.34	Amendment No. 4 dated July 22, 2016 to the Ethanol Marketing Agreement dated December 24, 2008 by and among Eco-Energy, LLC and Granite Falls Energy, LLC. (+)	Exhibit 10.2 to the registrant’s Form 10-Q for the quarter ended July 31, 2016 (File No. 000-51277).
10.35	Amendment No. 1 dated July 22, 2016 to the Ethanol Marketing Agreement dated September 17, 2013 by and among Heron Lake BioEnergy, LLC and Eco-Energy, LLC. (+)	Exhibit 10.1 to HLBE's Form 10-Q for the quarter ended July 31, 2016 (File No. 000-51825).

10.36	Second Amendment to the Member Control Agreement of Heron Lake BioEnergy, LLC, as amended through August 30, 2011.	Exhibit 3.1 to HLBE’s Form 8-K/A dated March 29, 2017 (File No. 000-51825).
10.37

Agreement of Termination and To Execute Substitute Promissory Note; Commercial Security Agreement and Pledge Agreement (Ringneck Investment) Dated August 2, 2017 between Granite Falls Energy, LLC, Fagen Energy, LLC and Project Hawkeye, LLC

Exhibit 10.1 to the registrant’s Form 10-Q filed with the Commission on September 14, 2017 (File No. 000-51277).
10.38	Promissory Note issued August 2, 2017 by Granite Falls Energy, LLC as borrower to Project Hawkeye, LLC as lender in principal amount of $7,500,000.	Exhibit 10.2 to the registrant’s Form 10-Q filed with the Commission on September 14, 2017 (File No. 000-51277).
10.39	Pledge Agreement Dated August 2, 2017 between Granite Falls Energy, LLC and Project Hawkeye, LLC	Exhibit 10.3 to the registrant’s Form 10-Q filed with the Commission on September 14, 2017 (File No. 000-51277).
10.40	Amendment to Master Loan Agreement between AgCounty Farm Credit Services, PCA, successor by merger to United FCS, PCA and Granite Falls Energy, LLC dated September 8, 2017. (**)	Exhibit 10.40 to the registrant’s Form 10-K filed with the Commission on January 29, 2018 (File No. 000-51277).
10.41	Revolving Credit Supplement dated September 8, 2017 between AgCounty Farm Credit Services, PCA, successor by merger to United FCS, PCA and Granite Falls Energy, LLC. (**)	Exhibit 10.41 to the registrant’s Form 10-K filed with the Commission on January 29, 2018 (File No. 000-51277).
14.1	Code of Ethics.	Exhibit 14.1 to the registrant’s Form 10-KSB filed with the Commission on March 30, 2004 (File No. 000-51277).
21.1	Subsidiaries of the registrant.	Exhibit 21.1 to the registrant’s Form 10-K filed with the Commission on January 29, 2014 (File No. 000-51277).
31.1	Certification of Chief Executive Officer pursuant to 17 CFR 240.13a-14(a). (**)	Exhibit 31.1 to the registrant’s Form 10-K filed with the Commission on January 29, 2018 (File No. 000-51277).
31.2	Certification of Chief Financial Officer pursuant to 17 CFR 240.13a-14(a). (**)	Exhibit 31.2 to the registrant’s Form 10-K filed with the Commission on January 29, 2018 (File No. 000-51277).
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350. (**)	Exhibit 32.1 to the registrant’s Form 10-K filed with the Commission on January 29, 2018 (File No. 000-51277).
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350. (**)	Exhibit 32.2 to the registrant’s Form 10-K filed with the Commission on January 29, 2018 (File No. 000-51277).
101

The following financial information from Granite Falls Ethanol, LLC’s Annual Report on Form 10-K for the fiscal year ended October 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of October 31, 2017 and October 31, 2016, (ii) the Consolidated Statements of Operations for the fiscal years ended October 31, 2017, 2016, and 2015, (iii) the Consolidated Statement of Changes in Members’ Equity; (iv) the Consolidated Statements of Cash Flows for the fiscal years ended October 31, 2017, 2016, and 2015, and (v) the Notes to the Consolidated Financial Statements. (**)

(*)Indicates compensatory agreement.

(+)Certain portions of this exhibit have been redacted and filed on a confidential basis with the Commission pursuant to a request for confidential treatment under Rule 24b-2 of under the Exchange Act. Spaces corresponding to the deleted portions are represented by brackets with asterisks [* * *].

(**)Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRANITE FALLS ENERGY, LLC

Date:	January 29, 2018	/s/ Steve Christensen
Steve Christensen
Chief Executive Officer

Date:	January 29, 2018	/s/ Stacie Schuler
Stacie Schuler
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	January 29, 2018	/s/ Steve Christensen
Steve Christensen, Chief Executive Officer and General Manager
(Principal Executive Officer)

Date:	January 29, 2018	/s/ Stacie Schuler
Stacie Schuler, Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	January 29, 2018	/s/ Paul Enstad
Paul Enstad, Governor and Chairman

Date:	January 29, 2018	/s/ Rodney R. Wilkison
Rodney R. Wilkison, Governor and Vice Chairman

Date:	January 29, 2018	/s/ Dean Buesing
Dean Buesing, Governor and Secretary

Date:	January 29, 2018	/s/ Leslie Bergquist
Leslie Bergquist, Governor

Date:	January 29, 2018	/s/ Marten Goulet
Marten Goulet, Governor

Date:	January 29, 2018	/s/ Kenton Johnson
Kenton Johnson, Governor

Date:	January 29, 2018	/s/ Sherry Jean Larson
Sherry Jean Larson, Governor

Date:	January 29, 2018	/s/ Marty Seifert
Marty Seifert, Alternate Governor