Form 10-Q
period 2018-01-31
Granite Falls Energy, LLC
filed 2018-03-19
CIK 1181749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended January 31, 2018

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

☐Yes    ☒No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of March 19, 2018, there were 30,606 membership units outstanding.

PART IFINANCIAL INFORMATION

Item 1.  Financial Statements

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	January 31, 2018	October 31, 2017
ASSETS	(unaudited)
Current Assets
Cash	$6,638,645	$21,658,422
Restricted cash	547,132	75,189
Accounts receivable	7,442,899	7,622,601
Inventory	15,736,482	15,241,092
Commodity derivative instruments	36,525	244,294
Prepaid expenses and other current assets	702,650	361,340
Total current assets	31,104,333	45,202,938

Property and Equipment, net	70,414,786	72,271,013

Goodwill	1,372,473	1,372,473

Investment	7,500,000	7,500,000

Other Assets	733,569	743,106

Total Assets	$111,125,161	$127,089,530

LIABILITIES AND MEMBERS' EQUITY
Current Liabilities
Current maturities of long-term debt	$333,015	$432,183
Checks drawn in excess of bank balance	1,151,278	—
Accounts payable	4,833,477	7,535,468
Commodity derivative instruments	76,264	40,379
Accrued expenses	1,198,817	972,043
Total current liabilities	7,592,851	8,980,073

Long-Term Debt, less current portion	8,453,826	8,465,502

Commitments and Contingencies

Members' Equity
Members' equity attributable to Granite Falls Energy, LLC consists of 30,606 units authorized, issued, and outstanding at both January 31, 2018 and October 31, 2017	73,271,176	83,998,672
Non-controlling interest	21,807,308	25,645,283
Total members' equity	95,078,484	109,643,955

Total Liabilities and Members' Equity	$111,125,161	$127,089,530

Notes to Condensed Consolidated Unaudited Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

	Three Months Ended January 31,
	2018	2017
	(unaudited)	(unaudited)

Revenues	$52,993,499	$54,576,064

Cost of Goods Sold	49,988,507	47,731,157

Gross Profit	3,004,992	6,844,907

Operating Expenses	1,680,143	1,607,221

Operating Income	1,324,849	5,237,686

Other Income (Expense):
Other income, net	259,256	392,265
Interest income	46,473	454
Interest expense	(105,755)	(41,609)
Total other income, net	199,974	351,110

Net Income	$1,524,823	$5,588,796

Less: Net Income Attributable to Non-controlling Interest	(473,217)	(1,429,005)

Net Income Attributable to Granite Falls Energy, LLC	$1,051,606	$4,159,791

Weighted Average Units Outstanding - Basic and Diluted	30,606	30,606

Amounts attributable to Granite Falls Energy, LLC:

Net Income Per Unit - Basic and Diluted	$34.36	$135.91

Distributions Per Unit	$385.00	$365.00

Notes to Condensed Consolidated Unaudited Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	Three Months Ended January 31,
	2018	2017
	(unaudited)	(unaudited)
Cash Flows from Operating Activities:
Net income	$1,524,823	$5,588,796
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	2,284,340	2,492,791
Change in fair value of commodity derivative instruments	113,233	(383,860)
Gain on sale of assets	(24,815)	(45,000)
Changes in operating assets and liabilities:
Restricted cash	(471,943)	—
Commodity derivative instruments	130,421	842,875
Accounts recievable	179,702	2,302,376
Inventory	(495,390)	(271,086)
Prepaid expenses and other current assets	(341,310)	(71,998)
Accounts payable	(2,550,585)	(7,605,717)
Accrued expenses	226,774	164,537
Net Cash Provided by Operating Activities	575,250	3,013,714

Cash Flows from Investing Activities:
Payment for investment	—	(750,000)
Payments for capital expenditures	(569,982)	(385,554)
Proceeds from disposal of assets	24,815	45,000
Net Cash Used in Investing Activities	(545,167)	(1,090,554)

Cash Flows from Financing Activities:
Payments on long-term debt	(110,844)	(128,887)
Checks drawn in excess of bank balance	1,151,278	(1,230,005)
Distributions to non-controlling interests	(4,311,192)	—
Member distributions paid	(11,779,102)	(11,171,190)
Net Cash Used in Financing Activities	(15,049,860)	(12,530,082)

Net Decrease in Cash	(15,019,777)	(10,606,922)

Cash - Beginning of Period	21,658,422	13,797,857

Cash - End of Period	$6,638,645	$3,190,935

Supplemental Cash Flow Information
Cash paid during the period for:
Interest expense	$105,755	$41,609

Supplemental Disclosure of Noncash Investing and Financing Activities
Capital expenditures and construction in process included in accounts payable	$63,829	$175,891

Notes to Condensed Consolidated Unaudited Financial Statements are an integral part of this Statement.

Granite Falls Energy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

January 31, 2018

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

Basis of Presentation and Principles of Consolidation

The condensed consolidated unaudited financial statements as of January 31, 2018 consolidate the operating results and financial position of GFE, and its approximately 50.7% owned subsidiary, HLBE (through GFE's 100% ownership of Project Viking, LLC). Given the Company’s control over the operations of HLBE and its majority voting interest, the Company consolidates the condensed consolidated unaudited financial statements of HLBE with GFE's condensed consolidated unaudited financial statements. The remaining 49.3% ownership of HLBE is included in the condensed consolidated unaudited financial statements as a non-controlling interest. HLBE, through its wholly owned subsidiary, HLBE Pipeline Company, LLC, owns approximately 73% of Agrinatural. Given HLBE’s control over the operations of Agrinatural and its majority voting interest, HLBE consolidates the financial statements of Agrinatural with its consolidated unaudited financial statements, with the equity and earnings attributed to the remaining approximately 27% noncontrolling interest. All significant intercompany balances and transactions are eliminated in consolidation.

The accompanying condensed consolidated unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s audited consolidated financial statements for the year ended October 31, 2017, contained in the Company’s annual report on Form 10-K.

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

January 31, 2018

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

Accounting Estimates

Management uses estimates and assumptions in preparing these condensed consolidated unaudited financial statements in accordance with generally accepted accounting principles in the United States of America. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. The Company uses estimates and assumptions in accounting for the following significant matters, among others: economic lives of property and equipment, valuation of commodity derivatives, inventory, inventory purchase and sale commitments, evaluation of railcar damages contingency, and the assumptions used in the impairment analysis of long-lived assets, which includes goodwill. Actual results may differ from previously estimated amounts, and such differences may be material to our condensed consolidated unaudited financial statements. The Company periodically reviews estimates and assumptions, and the effects of revisions are reflected in the period in which the revision is made.

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

January 31, 2018

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

Investment

On November 1, 2016, GFE subscribed to purchase 1,500 capital units of Ringneck Energy & Feed, LLC (“Ringneck”) at a price of $5,000 per unit for a total of $7,500,000.  Ringneck is a South Dakota limited liability company that is currently constructing an 80 million gallon per year ethanol manufacturing plant in outside of Onida, South Dakota in Sully County. GFE’s investment is sufficient to secure the Company the right to appoint one director to the board of directors of Ringneck. GFE has appointed Steve Christensen, its CEO, to serve as its appointed director.

GFE paid a down payment of $750,000 in connection with the subscription, and signed a promissory note for $6,750,000 for the remaining balance of the subscription. On August 2, 2017, following notice from Ringneck accepting GFE’s subscription and that payment of the balance of GFE’s subscription and promissory note was due, GFE borrowed $7.5 million under its credit facility with Project Hawkeye, LLC (“Project Hawkeye”) and paid $6,750,000 to Ringneck as payment for the remaining balance of GFE’s subscription.  Project Hawkeye is an affiliate of Fagen, Inc., which is a member of GFE.  See Note 6 below for the terms of GFE’s credit facility with Project Hawkeye.

Granite Falls Energy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

January 31, 2018

The investment will be accounted for by the equity method, under which the Company’s share of the net income of the investee is recognized as income in the Company’s Condensed Consolidated Statements of Operations and added to the investment account, and distributions received from the affiliates are treated as a reduction of the investment.

2.   RISKS AND UNCERTAINTIES

The Company has certain risks and uncertainties that it experiences during volatile market conditions. These volatilities can have a severe impact on operations.  The Company's revenues are derived from the sale and distribution of ethanol, distillers' grains, corn oil, and natural gas to customers primarily located in the United States. Corn for the production process is supplied to our plant primarily from local agricultural producers and from purchases on the open market.  Ethanol sales typically average 75% - 90% of total revenues and corn costs typically average 65% - 85% of cost of goods sold.

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

3.   INVENTORY

Inventories consist of the following:

	January 31, 2018	October 31, 2017
	(unaudited)
Raw materials	$4,524,471	$4,488,923
Supplies	2,913,151	2,929,385
Work in process	1,318,638	1,281,292
Finished goods	6,980,222	6,541,492
Totals	$15,736,482	$15,241,092

The Company performs a lower of cost or net realizable value analysis on inventory to determine if the net realizable values of certain inventories are less than their carrying value, which is attributable primarily to decreases in market prices of corn and ethanol. Based on the lower of cost or net realizable value analysis, as a component of cost of goods sold, the Company recorded a loss on ethanol inventories of approximately $377,000 and $207,000 for the three months ended January 31, 2018 and 2017, respectively.

4.   DERIVATIVE INSTRUMENTS

As of January 31, 2018, the total notional amount of GFE’s outstanding corn derivative instruments was approximately 7,090,000 bushels, comprised of long corn positions on 2,070,000 bushels that were entered into to hedge forecasted ethanol sales through March 2018, and short corn positions on 5,020,000 bushels that were entered into to hedge forecasted corn purchases through December 2021. There may be offsetting positions that are not shown on a net basis that could lower the notional amount of positions outstanding as disclosed above.

Granite Falls Energy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

January 31, 2018

As of January 31, 2018, the total notional amount of HLBE’s outstanding corn derivative instruments was approximately 5,635,000 bushels, comprised of long corn positions on 1,995,000 bushels that were entered into to hedge forecasted ethanol sales through March 2018, and short corn positions on 3,640,000 bushels that were entered into to hedge forecasted corn purchases through December 2019. There may be offsetting positions that are not shown on a net basis that could lower the notional amount of positions outstanding.

As of January 31, 2018, HLBE had outstanding natural gas derivative instruments totaling approximately 40,000 MMBTUs entered into to hedge forecasted ethanol sales through February 2018.

As of January 31, 2018, GFE had approximately $386,000 of cash collateral (restricted cash) related to derivatives held by a broker.

As of January 31, 2018, HLBE had approximately $161,000 of cash collateral (restricted cash) related to derivatives held by a broker.

The following tables provide details regarding the Company's derivative instruments at January 31, 2018, none of which were designated as hedging instruments:

	Consolidated Balance Sheet location	Assets	Liabilities
Corn contracts - GFE	Commodity derivative instruments	$—	$70,000
Corn contracts - HLBE	Commodity derivative instruments	5,025	—
Ethanol contracts - HLBE	Commodity derivative instruments	31,500	—
Natural gas contracts - HLBE	Commodity derivative instruments	—	6,264
Totals		$36,525	$76,264

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

As of October 31, 2017, GFE had approximately $75,000 cash collateral (restricted cash) and approximately $12,000 due to broker related to derivatives held by a broker, recorded as a component of accounts payable.

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

As of October 31, 2017, the total notional amount of HLBE’s outstanding ethanol derivative instruments was approximately 420,000 gallons that were entered into to hedge forecasted ethanol sales through November 2017

As of October 31, 2017, HLBE did not have any cash collateral (restricted cash) and approximately $12,000 due to broker related to derivatives held by a broker, recorded as a component of accounts payable.

Granite Falls Energy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

January 31, 2018

The following tables provide details regarding the Company's derivative instruments at October 31, 2017, none of which were designated as hedging instruments:

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

The following tables provide details regarding the gains (losses) from Company's derivative instruments in statements of operations, none of which are designated as hedging instruments:

	Consolidated Statement	Three Months Ended January 31,
	of Operations Location	2018	2017
Corn contracts	Cost of Goods Sold	$(265,068)	$(33,137)
Ethanol contracts	Revenues	139,497	416,997
Natural gas contracts	Cost of Goods Sold	12,338	—
Total gain (loss)		$(113,233)	$383,860

5.   FAIR VALUE

The following table sets forth, by level, the Company assets that were accounted for at fair value on a recurring basis at January 31, 2018:

			Fair Value Measurement Using
			Quoted Prices	Significant Other	Significant
	Carrying Amount in		in Active Markets	Observable Inputs	Unobservable Inputs
Financial Asset:	Consolidated Balance Sheet	Fair Value	(Level 1)	(Level 2)	(Level 3)
Commodity Derivative Instruments - Corn	$5,025	$5,025	$5,025	$—	$—
Commodity Derivative Instruments - Ethanol	$31,500	$31,500	$31,500	$—	$—

Financial Liabilities:
Commodity Derivative Instruments - Corn	$70,000	$70,000	$70,000	$—	$—
Commodity Derivative Instruments - Natural Gas	$6,264	$6,264	$—	$6,264	$—

The following table sets forth, by level, the Company assets that were accounted for at fair value on a recurring basis at October 31, 2017:

			Fair Value Measurement Using
			Quoted Prices	Significant Other	Significant
	Carrying Amount in		in Active Markets	Observable Inputs	Unobservable Inputs
Financial Asset:	Consolidated Balance Sheet	Fair Value	(Level 1)	(Level 2)	(Level 3)
Commodity Derivative Instruments - Corn	$244,294	$244,294	$244,294	$—	$—

Financial Liabilities:
Commodity Derivative Instruments - Ethanol	$24,998	$24,998	$36,500	$(11,502)	$—
Commodity Derivative Instruments - Natural Gas	$15,381	$15,381	$—	$15,381	$—

Granite Falls Energy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

January 31, 2018

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

6.  DEBT FACILITIES

Debt financing consists of the following:

	January 31, 2018	October 31, 2017
	(unaudited)
GRANITE FALLS ENERGY:
Seasonal loan, see terms below.	$—	$—
Term note payable to Project Hawkeye, see terms below.	7,500,000	7,500,000

HERON LAKE BIOENERGY:
Revolving term loan, see terms below.	—	—
Assessment payable as part of water treatment agreement, due in semi-annual installments of $189,393 with interest at 6.55%, enforceable by statutory lien, with the final payment due in 2021. HLBE made deposits for one years' worth of debt service payments of approximately $364,000, which is included with other assets that are held on deposit to be applied with the final payments of the assessment.	1,241,171	1,241,171
Assessment payable as part of water supply agreement, due in monthly installments of $3,942 with interest at 8.73%, enforceable by statutory lien, with the final payment due in 2019.	45,670	56,514
Note payable to non-controlling interest member of Agrinatural. Interest is at One Month LIBOR plus 4.0%, which was approximately 5.58% and 5.24% at January 31, 2018 and October 31, 2017, respectively. The note was paid in full in January 2018.	—	100,000
Totals	8,786,841	8,897,685
Less: amounts due within one year	333,015	432,183
Net long-term debt	$8,453,826	$8,465,502

Granite Falls Energy

Seasonal Revolving Loan

GFE has a credit facility with a lender that includes a seasonal revolving loan, under which GFE may borrow, repay, and re-borrow up to the aggregate principal commitment of $6,000,000 until maturity.  The seasonal revolving loan matures on October 1, 2018 unless a later date is agreed to by the administrative agent for the facility.  There was no outstanding balance on the seasonal revolving loan at January 31, 2018 and October 31, 2017. Therefore, the aggregate principal amount available for borrowing by GFE under this seasonal revolving loan at January 31, 2018 and October 31, 2017 was $6,000,000.

The interest rate on the seasonal revolving loan is based on the bank's One Month London Interbank Offered Rate (“LIBOR”) Index Rate, plus 2.75%, which equated to 4.33% and 3.99% at January 31, 2018 and October 31, 2017, respectively.

The credit facility also requires GFE to comply with certain financial covenants, at various times calculated monthly, quarterly, or annually, including maintenance of certain financial ratios including minimum working capital, a debt service coverage ratio as defined by the credit facility, as well as a restriction of the payment of distributions.    Failure to comply with the protective loan covenants or maintain the required financial ratios may cause acceleration of the outstanding principal balances on the revolving term loan and/or the imposition of fees, charges or penalties.

Granite Falls Energy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

January 31, 2018

The credit facility is secured by substantially all assets of GFE. There are no savings account balance collateral requirements as part of this credit facility.

Project Hawkeye Loan

On August 2, 2017, GFE entered into a credit facility with Project Hawkeye to finance its investment in Ringneck. Pursuant to this credit facility, GFE borrowed $7.5 million from Project Hawkeye using the Ringneck investment as collateral.  The Project Hawkeye loan bears interest from date funds are first advanced on the loan through maturity, at a rate per annum equal to the sum of the One Month LIBOR Index Rate plus 3.05% per annum, with an interest rate floor of 3.55%,  which equated to 4.63% and 4.29% at January 31, 2018 and October 31, 2017 respectively.

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

Heron Lake BioEnergy

Revolving Term Loan

HLBE has a revolving term note payable with a lender under which HLBE can borrow, repay and re-borrow in an amount up to the original aggregate principal commitment at any time prior to maturity at March 1, 2022.  The original aggregate principal commitment was $28,000,000, which reduced by $3,500,000 annually, starting March 1, 2015 and continuing each anniversary thereafter until maturity. In December 2017, HLBE and its lender orally agreed to reduce the aggregate principal commitment of the revolving term loan to $8,000,000. HLBE had no outstanding balance on the revolving term loan at January 1, 2018 and October 31, 2017. Therefore, the aggregate principal amount available to HLBE for borrowing at January 31, 2018 and October 31, 2017 was $8,000,000 and $17,500,000, respectively.

In connection with the reduction in the aggregate principal commitment, the interest rate on the revolving term loan was reduced from 3.25% above the One-Month LIBOR Index rate to 2.85% above the One-Month LIBOR Index rate.  The interest rate on this facility was 4.42% and 4.49% at January 31, 2018, and October 31, 2017, respectively. HLBE may elect to enter into a fixed interest rate on this loan at various times throughout the term of the loan as provided in the loan agreements.

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

Granite Falls Energy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

January 31, 2018

Estimated annual maturities of debt at January 31, 2018, are as follows based on the most recent debt agreements:

2019	$333,015
2020	842,921
2021	1,389,227
2022	1,391,250
2023	1,071,428
Thereafter	3,759,000
Total debt	$8,786,841

7.   MEMBERS' EQUITY

Granite Falls Energy

GFE has one class of membership units.   The units have no par value and have identical rights, obligations and privileges.  Income and losses are allocated to all members based upon their respective percentage of units held. As of January 31, 2018 and October 31, 2017, GFE had 30,606 membership units authorized, issued, and outstanding.

In December 2017, the Board of Governors of GFE declared a cash distribution of $385 per unit or approximately $11,783,000, for unit holders of record as of December 21, 2017.  The distribution was paid in January 2018.

In December 2016, the Board of Governors of GFE declared a cash distribution of $365 per unit or approximately $11,171,000, for unit holders of record as of December 22, 2016.  The distribution was paid in January 2017.

Heron Lake BioEnergy

In December 2017, the Board of Governors of HLBE declared a cash distribution of $0.11 per unit, or approximately $8,573,000,  for unit holders of record as of December 21, 2017. The distribution was paid in January 2018.

At December 21, 2017, GFE owned 24,475,824 Class A membership units and 15,000,000 Class B units of HLBE, and received an aggregate distribution from HLBE of approximately $4,342,000.  The remaining $4,231,000 was distributed by HLBE to the non-controlling interest.

8.    COMMITMENTS AND CONTINGENCIES

Corn Purchase Commitments

At January 31, 2018, GFE had cash and basis contracts for forward corn contracts for approximately 4,096,000 bushels for delivery periods through February 2019.

At January 31, 2018,  HLBE had cash and basis contracts for forward corn purchase commitments for approximately 3,392,000 bushels for delivery periods through January 2019.

Corn Purchases - Members

GFE purchased corn from board members of approximately $437,000 and $0 for the three months ended January 31, 2018 and 2017, respectively.

HLBE purchased corn from board members of approximately $4,455,000 and $3,025,000 for the three months ended January 31, 2018 and 2017, respectively.

Granite Falls Energy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

January 31, 2018

Ethanol Contracts

At January 31, 2018, GFE had fixed and basis contracts to sell approximately $11,710,000 of ethanol for various delivery periods through March 2018.

At January 31, 2018, HLBE had fixed and basis contracts to sell approximately $14,003,000 of ethanol for various delivery periods through March 2018.

Distillers' Grain Contracts

At January 31, 2018, GFE had forward contracts to sell approximately $993,000 of distillers' grain for various delivery periods through February 2018.

At January 31, 2018, HLBE had forward contracts to sell approximately $1,640,000 of distillers' grains for delivery periods through March 2018.

Corn Oil

At January 31, 2018, GFE had forward contracts to sell approximately $260,000 of corn oil for various delivery periods through February 2018.

At January 31, 2018, HLBE had forward contracts to sell approximately $466,000 of corn oil for various delivery periods through February 2018.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three months ended January 31, 2018 and 2017. This discussion should be read in conjunction with the condensed consolidated unaudited financial statements and related notes in Item 1 of this report and the information contained in the Company's annual report on Form 10-K for the fiscal year ended October 31, 2017.

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

Forward-looking statements are subject to a number of known and unknown risks, uncertainties and other factors, many of which may be beyond our control, and may cause actual results, performance or achievements to differ materially from those projected in, expressed or implied by forward-looking statements. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us are described more particularly in the “Risk Factors” section of our annual report on Form 10-K for the year ended October 31, 2017 and this report on Form 10-Q. These risks and uncertainties include, but are not limited to, the following:

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

Overview

Granite Falls Energy, LLC (“Granite Falls Energy” or “GFE”) is a Minnesota limited liability company that owns and operates a dry mill cornbased, natural gas fired ethanol plant in Granite Falls, Minnesota.  Additionally, through Project Viking, L.L.C., a wholly owned subsidiary (“Project Viking”), GFE owns an approximately 50.7% controlling interest of Heron Lake BioEnergy, LLC (“Heron Lake BioEnergy” or “HLBE”).  HLBE is a Minnesota limited liability company that owns and operates a dry mill cornbased, natural gas fired ethanol plant near Heron Lake, Minnesota.    Additionally, through its a wholly owned subsidiary, HLBE Pipeline Company, LLC (“HLBE Pipeline Company”), HLBE owns a 73% controlling interest of Agrinatural Gas, LLC (“Agrinatural”), which operates a natural gas pipeline.

When we use the terms “Heron Lake BioEnergy”, “Heron Lake”, or “HLBE” or similar words, unless the context otherwise requires, we are referring to Heron Lake BioEnergy and its wholly owned subsidiary, HLBE Pipeline Company, LLC, and its majority-owned subsidiary Agrinatural. When we use the terms “Granite Falls Energy” or “GFE” or similar words, unless the context otherwise requires, we are referring to Granite Falls Energy, LLC and our operations at our ethanol production facility located in Granite Falls, Minnesota. When we use the terms the “Company”, “we”, “us”, “our” or similar, unless the context otherwise requires, we are referring to Granite Falls Energy, LLC and our consolidated wholly- and majority owned subsidiaries.

Our business consists primarily of the production and sale of ethanol and its co-products (wet, modified wet and dried distillers’ grains, corn oil and corn syrup) locally, and throughout the continental U.S.  Our production operations are carried out at GFE’s ethanol plant located in Granite Falls, Minnesota and at HLBE’s ethanol plant near Heron Lake, Minnesota.

The GFE ethanol plant has an approximate annual production capacity of 60 million gallons of denatured ethanol, but has obtained EPA pathway approval and permits from the Minnesota Pollution Control Authority (“MPCA”) to increase our production capacity to approximately 70 million gallons of undenatured ethanol on a twelve month rolling sum basis. The HLBE plant has an approximate annual production capacity of 60 million gallons of denatured ethanol, but has obtained EPA pathway approval and permits from the MPCA to increase its production capacity to approximately 72 million gallons of undenatured ethanol on a twelve month rolling sum basis.  We intend to continue working toward increasing production at plants to take advantage of the additional production allowed pursuant to their respective permits so long as we believe it is profitable to do so.

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

We do not have any long-term, fixed price exclusive supply contracts for the purchase of corn for either the GFE or HLBE plants.  Both GFE and HLBE purchase the corn necessary for operating directly from grain elevators, farmers, and local dealers within approximately 80 miles of their respective plants. Neither GFE’s nor HLBE’s members are obligated to deliver corn to our plants.

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

On November 1, 2016, we subscribed to purchase 1,500 capital units of Ringneck Energy & Feed, LLC (“Ringneck”) at a price of $5,000 per unit for a total of $7,500,000.  By letter dated July 12, 2017, GFE was notified of Ringneck’s acceptance of GFE’s subscription and that payment of the balance of GFE’s subscription due under the promissory note was due not later than August 2, 2017. On August 2, 2017, GFE borrowed $7.5 million under its credit facility with Project Hawkeye, LLC (“Project Hawkeye”), an affiliate of Fagen, Inc., which is a member of GFE, and paid $6,750,000 to Ringneck as payment of the remaining balance of GFE’s subscription and promissory note.  Details regarding our investment in Ringneck are provided below in the section below titled “Investments.”  Details of the Project Hawkeye credit facility are provided below in the section below entitled “Indebtedness - Granite Falls Energy - GFE’s Other Credit Arrangement”.

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

Plan of Operations for the Next Twelve Months

Over the next twelve months, we will continue our focus on operational improvements at our plants. These operational improvements include exploring methods to improve ethanol yield per bushel and increasing production output at our plants to take full advantage of our permitted production capacities, reducing our operating costs, and optimizing our margin opportunities through prudent risk-management policies.

We expect to have sufficient cash generated by continuing operations and availability on current credit facilities to fund our operations.  However, should we experience unfavorable operating conditions in the ethanol industry that prevent us from profitably operating the ethanol plants, we may need to seek additional funding.

Additionally, we expect to continue to conduct routine maintenance and repair activities at our ethanol plants to maintain current plant infrastructure, as well as small capital projects to improve operating efficiency. We anticipate using cash we generate from our operations and our revolving term loan to finance these plant upgrade projects.

Trends and Uncertainties Impacting Our Operations

The principal factors affecting our results of operations and financial conditions are the market prices for corn, ethanol, distillers’ grains and natural gas, as well as governmental programs designed to create incentives for the use of corn-based ethanol.  Other factors that may affect our future results of operation include those risks discussed below and in “PART II - Item 1A. Risk Factors”  of this report and “PART I - Item 1A. Risk Factors” of our annual report on Form 10-K for the fiscal year ended October 31, 2017.

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

Because the market price of ethanol is not always directly related to corn, at times ethanol prices may lag price movements in corn prices and corn-ethanol price spread may be tightly compressed or negative. If the corn-ethanol spread is compressed or negative for sustained period, it is possible that our operating margins will decline or become negative and our plants may not generate adequate cash flow for operations. In such cases, we may reduce or cease production at our plants to minimize our variable costs and optimize cash flow.

Management currently believes that our margins will remain modest during the remainder of the fiscal year 2018.  However, continued large corn supplies and ethanol production capacity increases could have a negative impact on the market price of ethanol which could adversely impact our profitability. This negative impact could worsen if domestic ethanol inventories remain high or grow, or if U.S. exports of ethanol decline. The ethanol industry is currently experiencing growth in production capacity principally through plant optimization and some new construction. The EIA has reported that during 2017, increasing ethanol production rates have outpaced domestic E10 gasoline demand and export growth, leading to elevated ethanol inventory levels.

In recent years, the ethanol industry in the U.S. has increased exports of ethanol and distillers’ grains. However, export demand for ethanol is less consistent compared to domestic demand which can lead to ethanol price volatility.  During 2017, China and Brazil instituted tariffs on ethanol produced in the U.S., which are expected to continue to negatively impact U.S. exports. In September 2017, China’s National Development and Reform Commission, the National Energy Board and 15 other state departments issued a joint plan to expand the use and production of biofuels containing up to 10% ethanol by 2020. China, the number three importer of U.S. ethanol in 2016, imported negligible volumes during calendar year 2017 due to a 30% tariff imposed on imports of U.S. and Brazil fuel ethanol, which took effect in January 2017. There is no assurance that the recently issued joint plan will lead to increased imports of U.S. ethanol by China but any increase in exports to China could have a positive impact on the ethanol market.

While Chinese export demand has fallen off since imposition of its tariffs, Brazilian demand from the U.S. has remained relatively steady. Additionally, given the ethanol supply struggles Brazil is currently facing, the government of Brazil has indicated that it is contemplating reversing the tariff. As a result, management anticipates exports to Brazil will remain steady in the near term despite the tariff because of market conditions in Brazil. Any decrease in U.S. ethanol exports could adversely impact the market price of ethanol unless domestic demand increases or foreign markets are developed.

Our margins have also been, and could continue to be, negatively impacted due to lower market prices for distillers’ grains due to lower export demand, largely due to Chinese tariffs, and oversupply in the domestic market, along with increased corn and soybean availability. However, during the three months ended January 31, 2018, distillers’ grains prices were somewhat buoyed by improved domestic demand in response to the continued rise in soybean meal price and improved export demand from southeast Asia, particularly Vietnam. Exports of U.S. distillers’ grains to Vietnam had halted completely due to Vietnam’s imposition of stricter regulations on fumigation in December 2016. However, in a statement issued September 1, 2017, the U.S. Grains Council announced that Vietnam is lifting its suspension of U.S. distillers’ grains imports and easing fumigation requirements.  Since the lifting of Vietnam’s suspension, exports to Vietnam have resumed, although there is no guarantee that they will reach pre-suspension levels.

Demand and prices for distillers’ grains have experienced significant decline due to decreased exports to China as a result of the substantial tariffs and duties imposed on imports into China of distillers’ grains produced in the U.S. imposed in January 2017. China had historically been one of the largest importers of domestically produced distillers’ grains.  However, in November 2017, the Chinese foreign ministry announced that it would be removing the 11% value-added tax on U.S. produced dried distillers’ grains but no timeline for removal has been established. While the anti-subsidy tariffs may be removed, the more substantial anti-dumping duties remain.  As a result, we cannot forecast how much demand from China will come back into the marketplace and distillers’ grains prices could remain low unless additional demand can be created from other foreign markets or domestically.

Corn oil prices have been adversely impacted by oversupply of corn oil due to the substantial increase in ethanol production during the last few years. Additionally, corn oil prices have been impacted by oversupply of soybeans and the resulting lower price of soybean oil which competes with corn oil for biodiesel production. The impact of lower soybean oil prices and the current oversupply of corn oil due to the substantial increase in corn oil production during the last few years will likely continue to impact corn oil prices.

In February 2018, legislation was signed retroactively extending the $1.00-per-gallon biodiesel blender tax credit retroactively to January 1, 2017.  Any extension of the biodiesel blenders tax credit beyond December 31, 2017 could increase demand for corn oil and soybean oil and positively impact the price of corn oil. However, due to the recent uncertainty in Congress, management cannot predict whether additional legislation further extending the biodiesel tax credit will be passed by Congress.

Given the inherent volatility in ethanol, distillers’ grains, non-food grade corn oil, grain and natural gas prices, we cannot predict the likelihood that the spread between ethanol, distillers’ grains, non-food grade corn oil and grain prices in future periods will be consistent compared to historical periods.

Government Supports and Regulation

The Renewable Fuels Standard

The ethanol industry is dependent on several economic incentives to produce ethanol, the most significant of which is the federal Renewable Fuels Standard (the “RFS”). The RFS has been, and we expect will continue to be, a significant factor impacting ethanol usage. Any adverse ruling on, or legislation affecting, the RFS could have an adverse impact on short-term ethanol prices and our financial performance in the future.

Under the provisions of the RFS, the Environmental Protection Agency (“EPA”) must publish an annual rule that establishes the number of gallons of different types of renewable fuels, including corn-based ethanol, that must be blended with gasoline in the U.S. by refineries, blenders, distributors and importers, which affects the domestic market for ethanol.  In November 2017, the EPA announced it would maintain the 15 billion gallon mandate for conventional ethanol in 2018.

According to the RFS, if mandatory renewable fuel volumes are reduced by at least 20% for two consecutive years, the EPA is required to modify, or reset, statutory volumes through 2022. Although the EPA maintained the RVO for conventional ethanol at 15 billion gallons, 2018 is the first year the total proposed RVOs are more than 20% below statutory volumes levels.  Thus, the EPA Administrator Pruitt directed his staff to initiate the required technical analysis to perform any future reset consistent with the reset rules. The reset will be triggered if the 2019 RVOs continue to be more than 20% below the statutory levels.  If the reset is triggered, the EPA will be required to modify statutory volumes through 2022 within one year of the trigger event, based on the same factors used to set the RVOs post-2022. Any adverse ruling on, or legislation affecting, the RFS could have an adverse impact on short-term ethanol prices and our financial performance in the future.

The EPA assigns individual refiners, blenders and importers the renewable volume obligations (“RVOs”) they are obligated to use based on their percentage of total fuel sales. However, the EPA has the authority to waive the mandates in whole or in part if there is inadequate domestic renewable fuel supply or the requirement severely harms the economy or environment.  Obligated parties use RINs to show compliance with RFS-mandated volumes. RINs are attached to renewable fuels by producers and detached when the renewable fuel is blended with transportation fuel or traded in the open market. The market price of detached RINs affects the price of ethanol in certain markets and influences the purchasing decisions by obligated parties. In November 2017, the EPA denied a petition to change the point of obligation under RFS to the parties that own the gasoline before it is sold.

On October 19, 2017, the EPA Administrator Pruitt reiterated his commitment to the text and spirit of the RFS. In a letter to seven senators from the Midwestern states, he stated the EPA is actively exploring its authority to issue an RVP waiver and will not pursue action on RINs involving ethanol exports. Moreover, on November 22, 2017, the EPA issued a Notice of Denial of Petitions for rulemaking to change the RFS point of obligation, confirming the point of obligation will not change. The point of obligation does not directly impact ethanol producers; however, moving the point of obligation could indirectly affect ethanol producers.

Valero Energy and refining trade group American Fuel and Petrochemical Manufacturers (AFPM) have challenged the EPA’s handling of the U.S. biofuel mandate in separate actions on January 26, 2018. AFPM is asking the D.C. U.S. Court of Appeals to review the EPA’s November 2017 decision to reject proposed changes to the structure of the RFS, including moving the point of obligation from refiners and importers of fuel to fuel blenders. Valero filed two petitions with the same court, one seeking review of the annual Renewable Volume Obligation (RVO) rule set by EPA’s for 2018 and 2019, which dictates the volumes of renewable fuels to be blended in the coming years, and a second arguing against the EPA’s December 2017 assertion that the agency has fulfilled its duty to periodically review the RFS as directed by statute.

Although the maintenance of the 15 billion gallon RVO for corn-based ethanol, the October 2017 letter issued by EPA Administrator Pruitt, and the resulting actions taken by the EPA consistent with EPA Administrator Pruitt’s letter signals support from the EPA and the Trump administration for domestic ethanol production, the Trump administration could still elect to materially modify, repeal or otherwise invalidate the RFS.  At the end of February 2018 and continuing into March, several discussions regarding the RFS were held between the Trump administration and congressional and petroleum and ethanol industry leaders.  A variety of proposals to modify obligations under the RFS have surfaced in recent months, including application of the various waiver authorities under the RFS, expanding the number of small refinery exemptions, and a $0.10 per gallon cap on the price of the RIN credits used to comply with the RFS. There has also been discussion of granting an RVP waiver for E15 gasoline blends to remove barriers to the year-rounds use of E15 and other mid-level ethanol blends.  However, it is unclear what regulatory changes, if any, will emerge from these discussions. Any changes to the RFS which could significantly affect the market price of RINs or reduce RVOs could adversely affect the demand and price for ethanol and the Company's profitability.

Tax Cuts and Job Act

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Reform Act”) was signed into law. The Tax Reform Act includes significant changes to the taxation of partnership entities. Included in those changes were changes U.S. federal tax rates,  significant limitations on the deductibility of interest, and allowances for the expensing of capital expenditures.  The Company is currently evaluating the impact of the Tax Reform Act, as well as potential future regulations implementing the new tax law and interpretations of the new tax law with its professional advisors. The full impact of the Tax Reform Act on the Company in future periods cannot be predicted at this time

The Tax Reform Act also included an unintended consequence under section 199A benefitting producers of agricultural products that sell their products through cooperatives.  Currently, sales to non-cooperative grain buyers, like the Company, do not qualify for the same benefit.  This may provide cooperatives with a potential marketplace advantage over us as we compete to purchase corn for our plant due to how sales from farmers to such entities are treated for income tax purposes.  Any increase in the price we must pay for the corn to effectively compete with cooperatives would result in lower profit margins and adversely affect our financial performance.  According recent industry new reports, draft legislation has been proposed to address the marketplace imbalance created by section 199A retroactive to January 1, 2018 for inclusion in the pending 2018 omnibus spending bill.  While we believe that Congress intends to correct these provisions favoring cooperatives, there is no assurance that Congress will act to resolve this issue or that if such changes are approved that they will be retroactively applied.

Results of Operations for the Three Months Ended January 31, 2018 and 2017

The following table shows summary information from the results of our operations and the approximate percentage of revenues, costs of goods sold, operating expenses and other items to total revenues in our unaudited condensed consolidated statements of operations for the three months ended January 31, 2018 and 2017 (amounts in thousands).

	Three Months Ended January 31,
	2018		2017
	(unaudited)		(unaudited)
Statement of Operations Data	Amount	%	Amount	%
Revenues	$52,993	100.0%	$54,576	100.0%
Cost of Goods Sold	49,989	94.3%	47,731	87.5%
Gross Profit	3,004	5.7%	6,845	12.5%
Operating Expenses	1,680	3.2%	1,607	2.9%
Operating Income	1,324	2.5%	5,238	9.6%
Other Income, net	200	0.4%	351	0.6%
Net Income	1,524	2.9%	5,589	10.2%
Less: Net Income Attributable to Non-controlling Interest	(473)	(0.9)%	(1,429)	(2.6)%
Net Income Attributable to Granite Falls Energy, LLC	$1,051	2.0%	$4,160	7.6%

Revenues

Our consolidated revenue is derived principally from sales of our three primary products: ethanol, distillers’ grains and corn oil. Revenues from these products represented approximately 98.4%  and 98.9% of our total revenues for the three months ended January 31, 2018 and 2017, respectively.  The remaining approximately 1.6%  and 1.1% attributable to miscellaneous other revenue for the three months ended January 31, 2018 and 2017, respectively,  is made up of incidental sales of corn syrup at HLBE's plant and revenues from natural gas pipeline operations at Agrinatural, net of intercompany eliminations for distribution fees paid by HLBE to Agrinatural for natural gas transportation services.

The following table shows the sources of our consolidated revenue and the approximate percentage of revenues from those sources to total revenues in our unaudited condensed consolidated statements of operations for the three months ended January 31, 2018:

	Three Months Ended January 31, 2018
	Sales Revenue	% of Total Revenues
Revenue Sources	(in thousands)
Ethanol sales	$39,863	75.2%
Distillers' grains sales	9,927	18.8%
Corn oil sales	2,347	4.4%
Miscellaneous other	856	1.6%
Total Revenues	$52,993	100.0%

The following table shows the sources of our consolidated revenue and the approximate percentage of revenues from those sources to total revenues in our condensed consolidated unaudited statements of operations for the three months ended January 31, 2017:

	Three Months Ended January 31, 2017
	Sales Revenue	% of Total Revenues
Revenue Sources	(in thousands)
Ethanol sales	$43,921	80.5%
Distillers' grains sales	7,648	14.0%
Corn oil sales	2,419	4.4%
Miscellaneous other	588	1.1%
Total Revenues	$54,576	100.0%

Our total consolidated revenues decreased by approximately 2.9% for the three months ended January 31, 2018, as compared to the three months ended January 31, 2017 due primarily to the decrease in the average price received for our ethanol and corn oil, which was partially mitigated by the increase in the average price received for our distillers’ grains.  The following table reflects quantities of our three primary products sold and the average net prices received for the three months ended January 31, 2018 and 2017:

	Three Months Ended January 31, 2018		Three Months Ended January 31, 2017
	Quantity Sold	Avg. Net Price	Quantity Sold	Avg. Net Price
Product	(in thousands)		(in thousands)
Ethanol (gallons)	33,193	$1.20	30,828	$1.42
Distillers' grains (tons)	82	$121.22	80	$95.89
Corn oil (pounds)	9,204	$0.25	8,889	$0.27

Ethanol

Total revenues from sales of ethanol decreased by approximately 9.2% for the three months ended January 31, 2018 compared to the same period of 2017 due to a decrease of approximately 15.7% in the average price per gallon we received for our ethanol, partially offset by a 7.7% increase in volume sold. This aggregate increase in the number of gallons sold is attributable to an approximately 2.4% and 13.0% increase in the number of gallons sold at the GFE and HLBE plants, respectively, during the three months ended January 31, 2018.  We sold more ethanol at our plants as a result of increased ethanol production at the HLBE during the 2018 period and the timing of shipments at the GFE plant. We are currently operating our plants above their nameplate capacities. Management anticipates relatively stable ethanol production and sales during our 2018 fiscal year.

The decrease in average market price for the three months ended January 31, 2018 compared to the same period of 2017 is due to lower market corn prices and increased ethanol supply in the market. Management anticipates that ethanol prices may continue lower during our 2018 fiscal year due to a several factors, including anticipated increases in U.S. ethanol production from plant expansions coming online, along with lower export demand from Brazil and China. Domestic production expansion, coupled with the Chinese and Brazilian ethanol tariffs, have increased domestic stocks of ethanol, pushing ethanol prices downward. Management anticipates that this excess ethanol supply may continue unless new export markets for ethanol are developed or domestic demand for ethanol increases.  While ethanol exports to Brazil continue, if ethanol prices increase, these exports to Brazil may cease. Further, ethanol exports could potentially be higher without the Chinese and Brazilian tariffs. Additionally, if domestic use increases as a result of the traditional summer driving season, ethanol prices may increase.

From time to time, we engage in hedging activities with respect to our ethanol sales. At January 31, 2018, GFE had fixed and basis contracts for forward ethanol sales for various delivery periods through March 2018 valued at approximately $11.7 million. At January 31, 2018, HLBE had fixed and basis contracts for forward ethanol sales for various delivery periods through March 2018 valued at approximately $14.0 million.  Separately, ethanol derivative instruments resulted in gains of approximately $139,000 and $417,000 during the three months ended January 31, 2018, and January 31, 2017, respectively.

Distillers' Grains

Total revenues from sales of distillers’ grains increased by approximately 29.8% for the three months ended January 31, 2018 compared to the same period of 2017.  This increase was due to an approximately 26.4%  increase in the average price per ton we received for our distillers’ grains, coupled with an approximately 2.7% increase in the volumes sold from period to period. The increase in total tons of distillers’ grains sold during the three months ended January 31, 2018 compared to the same period of 2017 was due to an approximately 11.6% increase in distillers’ grains produced at HLBE’s plant, offset by an approximately 5.2% decrease in distillers’ grain production at the GFE plant. The decrease in tons produced at the GFE plant was due primarily to decreased ethanol production. The increase in tons produced at the HLBE plant was due primarily to an increase in ethanol production from period to period, which resulted in increased distillers’ grains production.

Management attributes the increase in the market price of distillers’ grains to increased export demand from southeast Asia, particularly Vietnam, as well as increased prices for soybean meal.  Management anticipates distillers’ grains prices will remain steady during our 2018 fiscal year, unless China reduces or eliminates its tariffs or additional domestic demand and/ or other foreign markets develop. Domestic demand for distillers’ grains could decline if corn or soybean meal prices weaken and end-users switch to lower priced alternatives. Domestic demand for distillers’ grains may also decrease due to over-supply resulting from expansion of production capacity in the ethanol industry.

At January 31, 2018, GFE had forward distillers’ grains sales contracts valued at approximately $993,000 for various delivery periods through February 2018 and HLBE had forward distillers’ grains sales contracts valued at approximately $1.6 million for various delivery periods through March 2018.

Corn Oil

Total revenues from sales of corn oil decreased by approximately 3.0% for the three months ended January 31, 2018 compared to the same period of 2017 due to an approximately 6.3% decrease in the average price per pound received for our corn oil, which was offset by an approximately 3.5% increase in pounds sold from period to period.

Management attributes the decrease in corn oil prices to decreased demand from the biodiesel industry and from the feed market. Management expects corn oil prices will remain relatively steady in the near term. However, we may experierence lower demand for corn oil from the biodiesel industry since the proposed volume obligations in the 2018 RFS for biodiesel are lower than statutory levels unless the biodiesel blenders tax credit is extended beyond December 31, 2017. Additionally, the production capacity increase that is occurring throughout the ethanol industry may also result in oversupply that may negatively affecting prices unless plants curtail corn oil production or additional demand can be created.

The increase in pounds sold from period to period was attributable to an approximately 14.6%  increase in the volume sold at the HLBE plant for the three months ended January 31, 2018 compared to the same period of 2017, offset by a 6.9% decrease in the volume sold at the GFE plant. The decrease in pounds sold at the GFE plant was due primarily to due to decreased ethanol production and decreased oil extraction rates per bushel of corn during the 2018 period. The increase in pounds sold at the HLBE plant was due primarily to increased ethanol production and improved oil extraction rates per bushel of corn from period to period.  Management anticipates that the corn oil production our ethanol plants will be relatively stable going forward.

At January 31, 2018, GFE had forward corn oil sales contracts valued at approximately $260,000 for various delivery periods through February 2018. At January 31, 2018, HLBE had forward corn oil sales contracts valued at approximately $466,000 for various delivery periods through February 2018.

Cost of Goods Sold

Our cost of goods sold increased by approximately 4.7% for the three months ended January 31, 2018, as compared to the three months ended January 31, 2017.  As a percentage of revenues, our cost of goods sold increased to approximately 94.3% for the three months ended January 31, 2018, as compared to approximately 87.5% for the same period in 2017 due primarily to the decline in the price of ethanol and corn oil which exceeded the decline in the price of corn from period to period.  Approximately 90% of our total costs of goods sold is attributable to our ethanol production segment. Therefore, the cost of goods sold per gallon of ethanol sold for the three months ended January 31, 2018 was approximately $1.36 per gallon of ethanol sold compared to approximately $1.39 per gallon of ethanol sold three months ended January 31, 2017.

The following table shows the costs of corn and natural gas (our two largest single components of costs of goods sold), as well as all other components of cost of goods sold, which includes processing ingredients, electricity, and wages, salaries and benefits of production personnel, and the approximate percentage of costs of those components to total costs of goods sold in our unaudited condensed consolidated statements of operations for the three months ended January 31, 2018:

	Three Months Ended January 31, 2018
	Cost	% of Cost of Goods Sold
	(in thousands)
Corn costs	$36,000	72.0%
Natural gas costs	3,492	7.0%
All other components of costs of goods sold	10,497	21.0%
Total Cost of Goods Sold	$49,989	100.0%

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

Corn

Our aggregate cost of corn was approximately 0.5%  more for the three months ended January 31, 2018 compared to the same period of 2017, due to an approximately a  3.5% increase in the number of bushels of corn processed, partially offset by 2.9% decrease in the average price per bushel paid for corn from period to period.  The corn-ethanol price spread (the difference between the price per gallon of ethanol and the price per bushel of grain divided by 2.8) for the three months ended January 31, 2018 was approximately $0.19 lower than the corn-ethanol price spread we experienced for same period of 2017.

The decrease in corn prices was primarily due to lower market prices as a result of the strong 2017 harvest and ample market supplies of corn pushing prices down. Management anticipates that corn prices will remain relatively lower through the first half of 2018 fiscal year. However, we may still experience short term volatility due to weather conditions, domestic and world supply and demand, current and anticipated stocks, agricultural policy, and other factors, and could significantly impact our costs of production. If corn prices rise, it will have a negative effect on our operating margins unless the price of ethanol and distillers’ grains out paces rising corn prices.

From time to time we enter into forward purchase contracts for our commodity purchases and sales. At January 31, 2018, GFE had approximately 4.1 million bushels of cash and basis contracts for forward corn purchase commitments for delivery periods through February 2019. At January 31, 2018, HLBE had approximately 3.4 million bushels of cash and basis contracts for forward corn purchase commitments for delivery periods through January 2019.

Our corn derivative positions resulted in losses of approximately $265,000 and $33,000 for the three months ended January 31, 2018 and 2017, respectively, which increased cost of goods. We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn in cost of goods sold as the changes occur. As corn prices fluctuate, the value of our derivative instruments is impacted, which affects our financial performance. We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.

Natural Gas

Our cost of goods sold related to natural gas costs increased approximately 1.7% for the three months ended January 31, 2018, as compared to the three months ended January 31, 2017.  Management attributes this increase in cost of natural gas from period to period to the colder weather during November and December 2017, which led to a spike in natural gas prices along with higher energy prices generally during the three months ended January 31, 2018. We expect continued higher natural gas prices during winter months of our 2018 fiscal year due to continued colder weather. Further, if we experience a supply disruption during our 2018 fiscal year, it may lead to significantly higher natural gas costs.

From time to time we enter into forward purchase contracts for our natural gas purchases. Our natural gas derivative positions resulted in a gain of approximately $12,000 for the three months ended January 31, 2018, which decreased cost of goods sold. Comparatively, we had no gain or loss on natural gas derivative instruments for the three months ended January 31, 2017. We recognize the gains or losses that result from the changes in the value of our derivative instruments from natural gas in cost of goods sold as the changes occur.

Operating Expenses

Operating expenses include wages, salaries and benefits of administrative employees at the plant, insurance, professional fees, property taxes, and similar costs. Our operating expenses increased by approximately 4.5% for the three months ended January 31, 2018 compared to the same period ended 2017.  This increase is due primarily to fixed production expenses that were higher compared to fiscal year 2018. Our efforts to optimize efficiencies and maximize production may result in a decrease in our operating expenses on a per gallon basis. However, because these expenses generally do not vary with the level of production at the plant, we expect our operating expenses to remain relatively steady throughout the remainder of the 2018 fiscal year.

Operating Income

Our income from operations for the three months ended January 31, 2018 decreased by approximately $3.9 million compared to the same period of 2017.  This decrease resulted largely from decreased prices received for our ethanol and corn oil at our plants and the narrowing of our net operating margin.

Other Income, Net

We had net other income of approximately $200,000 during the three months ended January 31, 2018 compared to net other income of approximately $351,000 for the same period of 2017.  We had less other income during the three months ended January 31, 2018 compared to the same period of 2017 due to increased interest expense and decreased other income from patronage income for the 2018 period.

Investment

On November 1, 2016, we subscribed to purchase 1,500 capital units of Ringneck at a price of $5,000 per unit for a total of $7.5 million.  We paid a down payment of $750,000 in connection with our subscription, and signed a promissory note for the remaining balance of the subscription.  On August 2, 2017, following notice from Ringneck accepting GFE’s subscription and that payment of the balance of GFE’s subscription and promissory note was due, GFE borrowed $7.5 million under its credit facility with Project Hawkeye and paid $6.75 million to Ringneck for the remaining balance of GFE’s subscription.  Details of the Project Hawkeye credit facility are provided below in the section below entitled “Indebtedness - GFE’s Other Credit Arrangement”.

Ringneck is a South Dakota limited liability company that is constructing an 80 million gallon per year ethanol manufacturing plant in outside of Onida, South Dakota in Sully County. GFE’s investment is sufficient to the right to appoint one director to the board of directors of Ringneck and GFE has appointed Steve Christensen, its CEO, to fill this seat. The units we acquired in Ringneck are subject to restrictions on transfer, therefore, this should not be considered a liquid investment.  It may take a significant amount of time before we realize a return on our investment, if we realize a return on the investment at all.

Because Ringneck is not subject to SEC registration and reporting requirements, we do not expect that information about Ringneck will be available via the SEC’s EDGAR filing system. Therefore, it may be difficult for our investors to obtain information about Ringneck.

Changes in Financial Condition at January 31, 2018 and October 31, 2017

The following table highlights our financial condition at January 31, 2018 and October 31, 2017 (amounts in thousands):

	January 31, 2018	October 31, 2017
	(unaudited)
Current Assets	$31,104	$45,203
Total Assets	$111,125	$127,090
Current Liabilities	$7,593	$8,980
Long-Term Debt, less currrent portion	$8,454	$8,466
Members' Equity attributable to Granite Falls Energy, LLC	$73,271	$83,999
Non-controlling Interest	$21,807	$25,645

The decrease in total assets is due to a decrease in current assets which is primarily attributable to a decrease in cash on hand of approximately $15.0 million at January 31, 2018 compared to October 31, 2017, due primarily to payment of distributions of approximately $16.1 million to members and non-controlling interests in January 2018.  Also contributing to the decrease in current assets was a decrease in accounts receivable of $180,000 and the value of commodity derivative instruments of approximately $208,000. Offsetting these decreases were increases in restricted cash of approximately $472,000, inventory of approximately $495,000, and prepaid expenses and other current assets of approximately $341,000 at January 31, 2018 compared to October 31, 2017. Property and equipment also decreased by approximately $1.9 million primarily due to depreciation expense during the 2018 period.

Total current liabilities decreased by approximately $1.4 million at January 31, 2018 compared to October 31, 2017.  This decrease was due to decreases of approximately $2.7 million in accounts payable, and approximately $99,000  in the current portion of our long-term debt at January 31, 2018 compared to October 31, 2017.  These decreases were partially offset by increases of approximately $1.2 million in checks drawn in excess of bank balance and approximately $227,000 in accrued expenses. The decrease in our accounts payable is due to the timing of payments to vendors and lower corn prices during the three months ended January 31, 2018 which reduced the amount of corn payable at January 31, 2018.

Our long-term debt decreased approximately $12,000 at January 31, 2018 compared to October 31, 2017.  The decrease is mostly due to assessments paid under HLBE’s industrial water supply treatment agreement with the City of Heron Lake and Jackson County.

Members’ equity attributable to Granite Falls Energy, LLC at January 31, 2018 compared to October 31, 2017 decreased by approximately $10.7 million. The decrease was related to the distribution to our members of approximately $11.8 million during January 2018, offset by our approximately $1.1 million of net income attributable to GFE during the three months ended January 31, 2018.

Non-controlling interest totaled approximately $21.8 million and $25.6 million at January 31, 2018 and October 31, 2017, respectively.  This is directly related to recognition of the 49.3% noncontrolling interest in HLBE.

Liquidity and Capital Resources

Our principal sources of liquidity consist of cash provided by operations, cash and equivalents on hand, and available borrowings under our credit facilities. Based on management’s financial forecasts, we expect to have sufficient cash generated by continuing operations and revolving term loan to fund our operations for the next twelve months.  However, should we experience unfavorable operating conditions in the future, we may have to secure additional debt or equity sources for working capital or other purposes.

Cash Flows

The following table shows our cash flows for the nine months ended January 31, 2018 and 2017 (amounts in thousands):

	2018	2017
	(unaudited)	(unaudited)
Net cash provided by operating activities	$575	$3,014
Net cash used in investing activities	$(545)	$(1,091)
Net cash used in financing activities	$(15,050)	$(12,530)
Net decrease in cash	$(15,020)	$(10,607)

Operating Cash Flows

During the three months ended January 31, 2018,  operations provided less cash compared to the same period of 2017 primarily due to lower net income in 2018 and changes in various working capital components, including accounts receivable, restricted cash, inventory, prepaid expenses, and accounts payable.

Investing Cash Flows

Cash used in investing activities was approximately $545,000 less for the three months ended January 31, 2018, compared to the three months ended January 31, 2017. During the three months ended January 31, 2018, we used cash for capital expenditures for general plant improvements, which was partially offset by proceeds from disposal of property and equipment. Comparatively, during the three months ended January 31, 2017, we used approximately  $386,000 of cash for capital expenditures and GFE used $750,000 for its initial payment on our subscription for its Ringneck investment.

Financing Cash Flows

During the three months ended January 31, 2018, we used cash to make payments of approximately $111,000 on our long-term debt and make payments of approximately $11.8 million in distributions to our unit holders and approximately $4.3 million to non-controlling interests, offset by approximately $1.2 million from checks in excess of bank balance.  Comparatively, during the same period of 2017, we made payments of approximately $11.2 million in distributions to our unit holders, approximately $1.2 million reduction in checks drawn in excess of bank balance, and principal payments of approximately $129,000 on HLBE’s long-term debt.

Indebtedness

GFE’s Seasonal Revolving Loan

GFE has a credit facility with AgCountry Farm Credit Services, PCA, formerly known as United FCS (“AgCounty”), for which CoBank serves as the administrative agent.  The credit facility consists of a seasonal revolving loan. Under the seasonal revolving loan, GFE may borrow, repay, and re-borrow up to the aggregate principal commitment of $6.0 million until its maturity on October 1, 2018, unless a later date is agreed to by CoBank.  The outstanding balance on the seasonal revolving loan totaled $0 at January 31, 2018 and October 31, 2017.  Therefore, the aggregate principal amount available to GFE for additional borrowing was $6.0 million at January 31, 2018 and October 31, 2017.

The seasonal revolving loan bears interest from date funds are first advanced on the loan through maturity, at a rate per annum equal to the sum of the One Month LIBOR Index Rate plus 2.75% per annum, which equated to 4.33% and 3.99% at January 31, 2018 and October 31, 2017, respectively. GFE pays an unused commitment fee on the unused portion of the seasonal revolving loan commitment at the rate of 0.250% per annum. The credit facility with AgCounty is secured by substantially all of GFE’s assets.

Under the United FSC credit facility,  GFE is subject to certain financial and non-financial covenants that limit GFE distributions and debt and require minimum working capital, and debt service coverage ratio.  GFE agreed to a debt service coverage ratio of 1.5 to 1.0 and to maintain minimum working capital of $10.0 million.  GFE are permitted to pay distributions to its members up to 75% of its net income for the year in which the distributions are paid provided that immediately prior to the distribution and after giving effect to the distribution, no default exists and GFE is in compliance with all of its loan covenants including compliance with the financial covenants.  Further, GFE agreed not create or incur any indebtedness except for debt to AgCounty, accounts payable to trade creditors, subordinated debt owed to Project Hawkeye, or debt to other lenders in an aggregate amount not exceed $750,000 or make loans or advances or invest in any entity, other than its investments in HLBE and Ringneck, without the consent of CoBank or AgCounty.

As of January 31, 2018, GFE was in compliance with these financial covenants. However, if market conditions deteriorate in the future, circumstances may develop which could result in GFE violating the financial covenants or other terms of its credit facility. If GFE fails to comply with the terms of its credit agreement with AgCounty, and AgCounty refuses to waive the non-compliance, AgCounty could terminate the credit facility and any commitment to loan funds to GFE.

GFE’s Other Credit Arrangement

On August 2, 2017, GFE entered into a credit facility with Project Hawkeye for a variable-rate, amortizing non-recourse loan to finance the balance of its subscription in Ringneck.  Pursuant to this credit facility, GFE borrowed $7.5 million from Project Hawkeye using the Ringneck investment as collateral.  The Project Hawkeye loan bears interest from date funds are first advanced on the loan through maturity, at a rate per annum equal to the sum of the One Month LIBOR Index Rate plus 3.05% per annum, with an interest rate floor of 3.55%.

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

As of January 31, 2018 and October 31, 2017, there was $7.5 million outstanding under the Project Hawkeye credit facility.

HLBE’s Compeer Credit Facility

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

Under the Compeer revolving term note, HLBE can borrow, repay and re-borrow in an amount up to the original aggregate principal commitment at any time prior to maturity at March 1, 2022.  The original aggregate principal commitment was $28,000,000, which reduced by $3,500,000 annually, starting March 1, 2015 and continuing each anniversary thereafter until maturity. In December 2017, HLBE and its lender agreed to reduce the aggregate principal commitment of the revolving term loan to $8,000,000. HLBE had no outstanding balance on the revolving term loan at January 1, 2018 and October 31, 2017. Therefore, the aggregate principal amount available to HLBE for borrowing at January 31, 2018 and October 31, 2017 was $8,000,000 and $17,500,000, respectively.

In connection with the reduction in the aggregate principal commitment, the interest rate on the revolving term loan was reduced from 3.25% above the One-Month LIBOR Index rate to 2.85% above the One-Month LIBOR Index rate.  The interest rate on this facility was 4.42% and 4.49% at January 31, 2018 and October 31, 2017, respectively.  HLBE may elect to enter into a fixed interest rate on this loan at various times throughout the term of the loan as provided in the loan agreements.

HLBE also agreed to pay an unused commitment fee on the unused portion of the revolving term loan commitment at the rate of 0.50% per annum. The loan is secured by substantially all of HLBE's assets including a subsidiary guarantee.

Under the credit facility, HLBE is subject to certain financial and non-financial covenants that limit the Company’s distributions and debt and require minimum working capital, minimum local net worth, and debt service coverage ratio.  HLBE agreed to a debt service coverage ratio of 1.5 to 1.0 and to maintain minimum working capital and net worth of $8.0 million and $32.0 million, respectively.  HLBE is permitted to pay distributions to its members up to 65% of its net income for the year in which the distributions are paid provided that immediately prior to the distribution and after giving effect to the distribution, no default exists and HLBE is in compliance with all of its loan covenants including compliance with the financial covenants.  Further, HLBE agreed not to make loans or advances to Agrinatural that exceed an aggregate principal amount of approximately $3.1 million without the consent of Compeer.

As of January 31, 2018, HLBE was in compliance with these loan covenants. However, if market conditions deteriorate in the future, circumstances may develop which could result in HLBE violating the financial covenants or other terms of its Compeer credit facility. If HLBE fails to comply with the terms of its credit agreement with Compeer, and Compeer refuses to waive the non-compliance, Compeer could terminate the credit facility and any commitment to loan funds to HLBE.

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

There was a total of approximately $1.3 million in outstanding water revenue bonds at January 31, 2018 and October 31, 2017. HLBE classifies its obligations under these bonds as assessments payable. The interest rates on the bonds range from 6.55% to 8.73%.

HLBE also had a note payable to the noncontrolling owner of Agrinatural, which accrued interest at a rate equal to the One-Month LIBOR rate plus 4.0%. Payment of the note is due on demand at the discretion of the board of managers of Agrinatural.  The interest rate on this note payable was 4.78% and 4.53% at January 31, 2018 and October 31, 2017, respectively. There was a total of $100,000 outstanding on this note at October 31, 2017.  In January 2018, HLBE paid this note in full.

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

Interest on the Original Agrinatural Credit Facility accrues at a variable rate equal to the One-Month LIBOR rate plus 4.0%, with the interest rate capped and not to exceed 6.0% per annum.  Accrued interest is due and payable monthly.

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

The balance of this loan was approximately $1.9 million at January 31, 2018 and $2.0 million at October 31, 2017.

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

On May 19, 2016, HLBE and Agrinatural amended the Additional Agrinatural Credit Facility, entering into amendment to the loan agreement dated March 30, 2015 to increase the amount of the capital expenditures allowed by Agrinatural during the term of the facility.  HLBE and Agrinatural also executed an allonge to the negotiable promissory note dated March 30, 2015 to defer a portion of the principal payments required for 2016, which such deferred principal payments continue to accrue interest at the rate set forth in the note and become a part of the balloon payment due at maturity.

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

The balance of this loan was approximately $2.4 million at January 31, 2018 and $2.5 million at October 31, 2017.

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

At January 31, 2018, our critical accounting estimates continue to include those described in our annual report on Form 10-K for the fiscal year ended October 31, 2017. Management has not changed the method of calculating and using estimates and assumptions in preparing our condensed consolidated unaudited financial statements in accordance with generally accepted accounting principles in the United States of America.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from our credit facilities with AgCounty, HLBE's credit facilities with Compeer and HLBE’s note payable to the minority owner of Agrinatural. The specifics of these credit facilities are discussed in greater detail in “Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Indebtedness.”

At January 31, 2018, there were no amounts outstanding under GFE’s credit facility with AgCounty or HLBE’s credit facility with Compeer.  Therefore, at January 31, 2018, we had exposure to interest rate risk only from the amounts outstanding under GFE’s credit facility with Project Hawkeye. Below is a sensitivity analysis .  Below is a sensitivity analysis we prepared regarding GFE’s income exposure to changes in interest rates.

The sensitivity analysis below shows the anticipated effect on our income from a 10% adverse change in interest rates for a one-year period.

Outstanding Variable
Rate Debt at	Interest Rate at	Interest Rate Following 10%	Approximate Adverse
January 31, 2018	January 31, 2018	Adverse Change	Change to Income
$7,500,000	4.63%	5.10%	$34,000

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

As of January 31, 2018, GFE had price protection in place for approximately 14.0% and 33.0% of its anticipated corn and natural gas needs, respectively, and approximately 22.0%, 5.0%, and 6.0%  of its ethanol, distillers’ grains, and corn oil sales, respectively, for the next 12 months. As of January 31, 2018,  HLBE had price protection in place for approximately 17.0% and 5.0% of its anticipated corn and natural gas needs, respectively and approximately 25.0%, 6.0%, and 10.0% of its ethanol, distillers’ grains, and corn oil sales, respectively, for the next 12 months. Through these contracts we hope to minimize risk from future market price fluctuations and basis fluctuations. As input prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for us.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the fair value of our corn and natural gas prices and average ethanol price as of January 31, 2018, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for both of the GFE and HLBE plants for a one year period from January 31, 2018.

The results of this sensitivity analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements		Hypothetical Adverse
	for the next 12 months	Unit of	Change in Price as of	Approximate Adverse
	(net of forward and futures contracts)	Measure	January 31, 2018	Change to Income
Ethanol	120,000,000	Gallons	10%	$14,685,000
Corn	34,135,000	Bushels	10%	$10,939,000
Natural Gas	2,550,000	MMBTU	10%	$819,000

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

Effectiveness of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and General Manager (the principal executive officer), Steve Christensen, along with our Chief Financial Officer (the principal financial officer), Stacie Schuler, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2018. Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A.   Risk Factors

The risk factors below should be read in conjunction with the risk factors previously discussed in Item 1A of our Form 10-K for the fiscal year ended October 31, 2017. Additional risks and uncertainties, including risks and uncertainties not presently known to us, or that we currently deem immaterial, could also have an adverse effect on our business, financial condition and/or results of operations.

Tax reform may affect the Company and its members.

Congress recently passed the Tax Reform Act, which makes significant changes to the taxation of business entities. The Tax Reform Act, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest and allows for the expensing of capital expenditures. We continue to assess the impact of the Tax Reform Act, as well as any future regulations implementing the new tax law and any interpretations of the new tax law may have on our business. The impact of this tax reform on the Company and its members is uncertain but the effect of the Tax Reform Act and any implementing regulations and interpretations could adversely affect our business and financial condition.

The price we pay for agricultural commodities may increase as a result of the Tax Cuts and Jobs Act which gives a benefit to agricultural producers to sell their products through cooperatives.

Congress recently passed the Tax Reform Act, which includes a provision that gives a benefit to producers of agricultural products to sell their products through cooperatives.  Currently sales to non-cooperative grain buyers like the Company do not qualify for the same benefit.  This may put us at a significant disadvantage when competing with cooperatives to purchase corn for our plant.  Any increase in the price we must pay for the corn in order to compete with cooperatives would result in lower profit margins and negatively affect our financial performance.  While we believe that Congress intends to correct these provisions, there is no assurance that Congress will enact changes that will resolve this issue or that if such changes are approved that they will be retroactively applied.

If the U.S. were to withdraw from or materially modify NAFTA or certain other international trade agreements, our business, financial condition and results of operations could be materially adversely affected.

We expect a majority of our ethanol, distillers’ grains and corn oil to continue to be marketed and sold domestically. However, as domestic production of ethanol and its co-products continues to expand, we anticipate increased international sales, including sales to Canada, Mexico and other countries with trade agreements with the U.S.  The Trump administration has expressed aversion towards certain existing international trade agreements, including the North American Free Trade Agreement (“NAFTA”), and made comments suggesting that they support significantly increasing tariffs on goods imported into the U.S., which in turn may lead to retaliatory actions on U.S. exports.  As of the date of this report, it remains unclear what the outcomes may be of NAFTA trade regulations, other international trade agreements, and tariffs on various goods imported into the U.S. If the U.S. were to withdraw from or materially modify NAFTA or other international trade agreements to which it is a party, or if tariffs were raised on the foreign-sourced goods that lead to retaliatory actions, it could have material adverse effect on our business, financial condition and results of operations.

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

101

The following financial information from Granite Falls Ethanol, LLC's Quarterly Report on Form 10-Q for the three months ended January 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at January 31, 2018 and October 31, 2017; (ii) the Condensed Consolidated Statements of Operations for the three months ended January 31, 2018 and 2017; (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended January 31, 2018 and 2017; and (iv) Notes to Condensed Consolidated Unaudited Financial Statements.*

*   Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANITE FALLS ENERGY, LLC

Date: March 19, 2018	/s/ Steve Christensen
Steve Christensen
Chief Executive Officer

/s/ Stacie Schuler
Date: March 19, 2018	Stacie Schuler
Chief Financial Officer