Form 10-Q
period 2018-04-30
Granite Falls Energy, LLC
filed 2018-06-14
CIK 1181749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended April 30, 2018

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

☒Yes    ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

☐Yes    ☒No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of June 14, 2018, there were 30,606 membership units outstanding.

PART IFINANCIAL INFORMATION

Item 1.  Financial Statements

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	April 30, 2018	October 31, 2017
ASSETS	(unaudited)
Current Assets
Cash	$13,662,916	$21,658,422
Restricted cash	1,355,872	75,189
Accounts receivable	4,509,095	7,622,601
Inventory	14,149,446	15,241,092
Commodity derivative instruments	292,170	244,294
Prepaid expenses and other current assets	596,944	361,340
Total current assets	34,566,443	45,202,938

Property and Equipment, net	68,465,842	72,271,013

Goodwill	1,372,473	1,372,473

Investment	7,500,000	7,500,000

Other Assets	724,032	743,106

Total Assets	$112,628,790	$127,089,530

LIABILITIES AND MEMBERS' EQUITY
Current Liabilities
Current maturities of long-term debt	$322,468	$432,183
Accounts payable	4,359,188	7,535,468
Commodity derivative instruments	786,338	40,379
Accrued expenses	1,468,778	972,043
Total current liabilities	6,936,772	8,980,073

Long-Term Debt, less current portion	8,453,325	8,465,502

Commitments and Contingencies

Members' Equity
Members' equity attributable to Granite Falls Energy, LLC consists of 30,606 units authorized, issued, and outstanding at both April 30, 2018 and October 31, 2017	74,768,777	83,998,672
Non-controlling interest	22,469,916	25,645,283
Total members' equity	97,238,693	109,643,955

Total Liabilities and Members' Equity	$112,628,790	$127,089,530

Notes to Condensed Consolidated Unaudited Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

	Three Months Ended April 30,		Six Months Ended April 30,
	2018	2017	2018	2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues	$55,550,274	$52,802,058	$108,543,773	$107,378,122

Cost of Goods Sold	51,734,835	48,845,558	101,723,342	96,576,715

Gross Profit	3,815,439	3,956,500	6,820,431	10,801,407

Operating Expenses	1,648,003	1,584,534	3,328,146	3,191,755

Operating Income	2,167,436	2,371,966	3,492,285	7,609,652

Other Income (Expense):
Other income, net	72,124	19,979	331,380	410,873
Interest income	23,380	5,060	69,853	6,885
Interest expense	(102,731)	(33,997)	(208,486)	(75,607)
Total other income (expense), net	(7,227)	(8,958)	192,747	342,151

Net Income	$2,160,209	$2,363,008	$3,685,032	$7,951,803

Less: Net Income Attributable to Non-controlling Interest	(662,607)	(515,531)	(1,135,825)	(1,944,536)

Net Income Attributable to Granite Falls Energy, LLC	$1,497,602	$1,847,477	$2,549,207	$6,007,267

Weighted Average Units Outstanding - Basic and Diluted	30,606	30,606	30,606	30,606

Amounts attributable to Granite Falls Energy, LLC:

Net Income Per Unit - Basic and Diluted	$48.93	$60.36	$83.29	$196.28

Distributions Per Unit	$—	$—	$385.00	$365.00

Notes to Condensed Consolidated Unaudited Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	Six Months Ended April 30,
	2018	2017
	(unaudited)	(unaudited)
Cash Flows from Operating Activities:
Net income	$3,685,032	$7,951,803
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	4,606,217	5,003,751
Change in fair value of commodity derivative instruments	819,089	(132,392)
Gain on sale of assets	(24,815)	(45,000)
Changes in operating assets and liabilities:
Restricted cash	(1,280,683)	(178,766)
Commodity derivative instruments	(121,006)	1,011,695
Accounts receivable	3,113,506	6,045,360
Inventory	1,091,646	4,349,230
Prepaid expenses and other current assets	(235,604)	(258,875)
Accounts payable	(2,961,045)	(6,234,042)
Accrued expenses	496,735	448,356
Net Cash Provided by Operating Activities	9,189,072	17,961,120

Cash Flows from Investing Activities:
Payment for investment	—	(750,000)
Payments for capital expenditures	(997,207)	(769,790)
Proceeds from disposal of assets	24,815	45,000
Net Cash Used in Investing Activities	(972,392)	(1,474,790)

Cash Flows from Financing Activities:
Payments on long-term debt	(121,892)	(157,893)
Checks drawn in excess of bank balance	—	(1,866,683)
Purchase of subsidiary units attributable to non-controlling interest	—	(46,644)
Distributions to non-controlling interests	(4,311,192)	—
Member distributions paid	(11,779,102)	(11,171,190)
Net Cash Used in Financing Activities	(16,212,186)	(13,242,410)

Net Increase (Decrease) in Cash	(7,995,506)	3,243,920

Cash - Beginning of Period	21,658,422	13,797,857

Cash - End of Period	$13,662,916	$17,041,777

Supplemental Cash Flow Information
Cash paid during the period for:
Interest expense	$208,486	$75,607

Supplemental Disclosure of Noncash Investing and Financing Activities
Capital expenditures and construction in process included in accounts payable	$—	$187,500

Notes to Condensed Consolidated Unaudited Financial Statements are an integral part of this Statement.

Granite Falls Energy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

April 30, 2018

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

Basis of Presentation and Principles of Consolidation

The condensed consolidated unaudited financial statements as of April 30, 2018 consolidate the operating results and financial position of GFE, and its approximately 50.7% owned subsidiary, HLBE (through GFE's 100% ownership of Project Viking, LLC). Given the Company’s control over the operations of HLBE and its majority voting interest, the Company consolidates the condensed consolidated unaudited financial statements of HLBE with GFE's condensed consolidated unaudited financial statements. The remaining 49.3% ownership of HLBE is included in the condensed consolidated unaudited financial statements as a non-controlling interest. HLBE, through its wholly owned subsidiary, HLBE Pipeline Company, LLC, owns approximately 73% of Agrinatural. Given HLBE’s control over the operations of Agrinatural and its majority voting interest, HLBE consolidates the financial statements of Agrinatural with its consolidated unaudited financial statements, with the equity and earnings attributed to the remaining approximately 27% noncontrolling interest. All significant intercompany balances and transactions are eliminated in consolidation.

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

April 30, 2018

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

April 30, 2018

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

April 30, 2018

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

3.   INVENTORY

Inventories consist of the following:

	April 30, 2018	October 31, 2017
	(unaudited)
Raw materials	$3,682,808	$4,488,923
Supplies	2,924,487	2,929,385
Work in process	1,411,714	1,281,292
Finished goods	6,130,437	6,541,492
Totals	$14,149,446	$15,241,092

The Company performs a lower of cost or net realizable value analysis on inventory to determine if the net realizable values of certain inventories are less than their carrying value, which is attributable primarily to decreases in market prices of corn and ethanol. Based on the lower of cost or net realizable value analysis, as a component of cost of goods sold, the Company recorded a loss on ethanol inventories, as a component of cost of goods sold, of approximately $82,000 and $0 for the six months ended April 30, 2018 and 2017, respectively.

4.   DERIVATIVE INSTRUMENTS

As of April 30, 2018, the total notional amount of GFE’s outstanding corn derivative instruments was approximately 5,501,000 bushels, comprised of long corn positions on 760,000 bushels that were entered into to hedge forecasted ethanol sales through May 2019, and short corn positions on 4,741,000 bushels that were entered into to hedge forecasted corn purchases through December 2021. There may be offsetting positions that are not shown on a net basis that could lower the notional amount of positions outstanding as disclosed above.

Granite Falls Energy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

April 30, 2018

As of April 30, 2018, the total notional amount of HLBE’s outstanding corn derivative instruments was approximately 5,015,000 bushels, comprised of long corn positions on 700,000 bushels that were entered into to hedge forecasted ethanol sales through July 2018, and short corn positions on 4,315,000 bushels that were entered into to hedge forecasted corn purchases through December 2019. There may be offsetting positions that are not shown on a net basis that could lower the notional amount of positions outstanding.

As of April 30, 2018, GFE had approximately $746,000 of cash collateral (restricted cash) related to derivatives held by a broker and approximately $3,000 due to broker related to derivatives held by a broker, recorded as a component of accounts payable.

As of April 30, 2018, HLBE had approximately $610,000 of cash collateral (restricted cash) related to derivatives held by a broker and approximately $3,000 due to broker related to derivatives held by a broker, recorded as a component of accounts payable.

The following tables provide details regarding the Company's derivative instruments at April 30, 2018, none of which were designated as hedging instruments:

	Consolidated Balance Sheet Location	Assets	Liabilities
Corn contracts - GFE	Commodity derivative instruments	$3,568	$486,250
Corn contracts - HLBE	Commodity derivative instruments	2,477	300,088
Ethanol contracts - GFE	Commodity derivative instruments	143,500	—
Ethanol contracts - HLBE	Commodity derivative instruments	142,625	—
Totals		$292,170	$786,338

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

April 30, 2018

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

The following tables provide details regarding the gains (losses) from Company's derivative instruments in statements of operations, none of which are designated as hedging instruments:

	Consolidated Statement	Three Months Ended April 30,		Six Months Ended April 30,
	of Operations Location	2018	2017	2018	2017
Corn contracts	Cost of Goods Sold	$(946,543)	$602,490	$(1,211,611)	$545,862
Ethanol contracts	Revenues	254,623	(689,727)	394,120	(413,470)
Natural gas contracts	Cost of Goods Sold	(13,936)	—	(1,598)	—
Total gain (loss)		$(705,856)	$(87,237)	$(819,089)	$132,392

5.   FAIR VALUE

The following table sets forth, by level, the Company assets that were accounted for at fair value on a recurring basis at April 30, 2018:

			Fair Value Measurement Using
			Quoted Prices	Significant Other	Significant
	Carrying Amount in		in Active Markets	Observable Inputs	Unobservable Inputs
Financial Asset:	Consolidated Balance Sheet	Fair Value	(Level 1)	(Level 2)	(Level 3)
Commodity Derivative Instruments - Corn	$6,045	$6,045	$—	$6,045	$—
Commodity Derivative Instruments - Ethanol	$286,125	$286,125	$286,125	$—	$—

Financial Liabilities:
Commodity Derivative Instruments - Corn	$786,338	$786,338	$786,338	$—	$—

The following table sets forth, by level, the Company assets that were accounted for at fair value on a recurring basis at October 31, 2017:

			Fair Value Measurement Using
			Quoted Prices	Significant Other	Significant
	Carrying Amount in		in Active Markets	Observable Inputs	Unobservable Inputs
Financial Asset:	Consolidated Balance Sheet	Fair Value	(Level 1)	(Level 2)	(Level 3)
Commodity Derivative Instruments - Corn	$244,294	$244,294	$244,294	$—	$—

Financial Liabilities:
Commodity Derivative Instruments - Ethanol	$24,998	$24,998	$36,500	$(11,502)	$—
Commodity Derivative Instruments - Natural Gas	$15,381	$15,381	$—	$15,381	$—

Granite Falls Energy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

April 30, 2018

The Company determines the fair value of commodity derivative instruments by obtaining fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes and live trading levels from the Chicago Board of Trade market and New York Mercantile Exchange. We determine the fair value of ethanol, corn, and natural gas Level 2 instruments by model-based techniques in which all significant inputs are observable in the markets noted above.

6.  DEBT FACILITIES

Debt financing consists of the following:

	April 30, 2018	October 31, 2017
	(unaudited)
GRANITE FALLS ENERGY:
Seasonal loan, see terms below.	$—	$—
Term note payable to Project Hawkeye, see terms below.	7,500,000	7,500,000

HERON LAKE BIOENERGY:
Amended revolving term loan, see terms below.	—	—
Seasonal loan, see terms below.	—	—
Assessment payable as part of water treatment agreement, due in semi-annual installments of $189,393 with interest at 6.55%, enforceable by statutory lien, with the final payment due in 2021. HLBE made deposits for one years' worth of debt service payments of approximately $364,000, which is included with other assets that are held on deposit to be applied with the final payments of the assessment.	1,241,171	1,241,171
Assessment payable as part of water supply agreement, due in monthly installments of $3,942 with interest at 8.73%, enforceable by statutory lien, with the final payment due in 2019.	34,622	56,514
Note payable to non-controlling interest member of Agrinatural. Interest is at One Month LIBOR plus 4.0%, which was approximately 5.24% at October 31, 2017. The note was paid in full in January 2018.	—	100,000
Totals	8,775,793	8,897,685
Less: amounts due within one year	322,468	432,183
Net long-term debt	$8,453,325	$8,465,502

Granite Falls Energy

Seasonal Revolving Loan

GFE has a credit facility with a lender that includes a seasonal revolving loan, under which GFE may borrow, repay, and re-borrow up to the aggregate principal commitment of $6,000,000 until maturity.  The seasonal revolving loan matures on October 1, 2018 unless a later date is agreed to by the administrative agent for the facility.  There was no outstanding balance on the seasonal revolving loan at April 30, 2018 and October 31, 2017. Therefore, the aggregate principal amount available for borrowing by GFE under this seasonal revolving loan at April 30, 2018 and October 31, 2017 was $6,000,000.

The interest rate on the seasonal revolving loan is based on the bank's One Month London Interbank Offered Rate (“LIBOR”) Index Rate, plus 2.75%, which equated to 4.66% and 3.99% at April 30, 2018 and October 31, 2017, respectively.

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

April 30, 2018

The credit facility is secured by substantially all assets of GFE. There are no savings account balance collateral requirements as part of this credit facility.

Project Hawkeye Loan

On August 2, 2017, GFE entered into a credit facility with Project Hawkeye to finance its investment in Ringneck. Pursuant to this credit facility, GFE borrowed $7.5 million from Project Hawkeye using the Ringneck investment as collateral.  The Project Hawkeye loan bears interest from date funds are first advanced on the loan through maturity, at a rate per annum equal to the sum of the One Month LIBOR Index Rate plus 3.05% per annum, with an interest rate floor of 3.55%, which equated to 4.96% and 4.29% at April 30, 2018 and October 31, 2017 respectively.

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

Heron Lake BioEnergy

Revolving Term Loan

HLBE had a revolving term note payable with a lender under which HLBE could borrow, repay and re-borrow in an amount up to the original aggregate principal commitment at any time prior to maturity at March 1, 2022.  The original aggregate principal commitment was $28,000,000, which reduced by $3,500,000 annually, starting March 1, 2015 and continuing each anniversary thereafter until maturity. In December 2017, HLBE and its lender orally agreed to reduce the aggregate principal commitment of the revolving term loan to $8,000,000.  On April 6, 2018, HLBE finalized loan agreements with an effective date of March 29, 2018 for an amended credit facility with its lender.

Amended Credit Facility

The amended credit facility includes an amended and restated revolving term loan with a $4,000,000 principal commitment and a revolving seasonal line of credit with a $4,000,000 principal commitment.  The loans are secured by substantially all of HLBE’s assets, including a subsidiary guarantee.  The amended credit facility contains customary covenants, including restrictions on the payment of dividends and loans and advances to Agrinatural, and maintenance of certain financial ratios including minimum working capital, minimum net worth and a debt service coverage ratio as defined by the credit facility.  Failure to comply with the protective loan covenants or maintain the required financial ratios may cause acceleration of the outstanding principal balances on the revolving term loan and/or the imposition of fees, charges, or penalties.

As part of the amended credit facility closing, HLBE entered into an amended administrative agency agreement with CoBank, ACP (“CoBank”).  As a result, CoBank will continue act as the agent for the lender with respect to the amended credit facility.  HLBE agreed to pay CoBank an annual fee of $2,500 for its services as administrative agent.

Amended Revolving Term Loan

Under the terms of the amended revolving term loan, the Company may borrow, repay, and reborrow up to the aggregate principal commitment amount of $4,000,000.  Final payment of amounts borrowed under amended revolving term loan is due December 1, 2021.  Interest on the amended revolving term loan accrues at a variable weekly rate equal to 3.10% above the One-Month London Interbank Offered Rate (“LIBOR”) Index rate, which was 5.01% at April 30, 2018.

Granite Falls Energy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

April 30, 2018

HLBE also agreed to pay an unused commitment fee on the unused available portion of the amended revolving term loan commitment at the rate of 0.50% per annum. The loan is secured by substantially all of HLBE's assets including a subsidiary guarantee.

At October 31, 2017, the aggregate principal amount available to the Company for borrowing under the revolving term loan was $17,500,000.  At April 30, 2018, the aggregate principal amount available to the Company for borrowing under the amended revolving term loan was $4,000,000.

Seasonal Revolving Loan

Under the terms of the seasonal revolving loan, HLBE may borrow, repay, and reborrow up to the aggregate principal commitment amount of $4,000,000 until its maturing on February 1, 2019.  Amounts borrowed under the seasonal revolving loan bear interest at a variable weekly rate equal to 2.850% above the One-Month LIBOR Index rate, which was 4.76% at April 30, 2018.  The aggregate principal amount available to the Company for borrowing under the seasonal revolving loan was $4,000,000 at April 30, 2018.

The Company also agreed to pay an unused commitment fee on the unused available portion of the seasonal revolving loan commitment at the rate of 0.250% per annum.

Estimated annual maturities of debt at April 30, 2018, are as follows based on the most recent debt agreements:

2019	$322,468
2020	1,110,277
2021	1,398,227
2022	1,391,250
2023	1,071,429
Thereafter	3,482,142
Total debt	$8,775,793

7.   MEMBERS' EQUITY

Granite Falls Energy

GFE has one class of membership units.   The units have no par value and have identical rights, obligations and privileges.  Income and losses are allocated to all members based upon their respective percentage of units held. As of April 30, 2018 and October 31, 2017, GFE had 30,606 membership units authorized, issued, and outstanding.

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

Granite Falls Energy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

April 30, 2018

8.  COMMITMENTS AND CONTINGENCIES

Corn Purchase Commitments

At April 30, 2018, GFE had cash and basis contracts for forward corn contracts for approximately 7,631,000 bushels for various delivery periods through December 2021.

At April 30, 2018, HLBE had cash and basis contracts for forward corn purchase commitments for approximately 7,495,000 bushels for various delivery periods through April 2019.

Corn Purchases - Members

GFE purchased corn from board members of approximately $1,648,000 and $0 for the three months ended April 30, 2018 and 2017, respectively, and approximately $2,085,000 and $0 for the six months ended April 30, 2018 and 2017.

HLBE purchased corn from board members of approximately $2,642,000 and $2,569,000 for the three months ended April 30, 2018 and 2017, respectively, and approximately $7,097,000 and $5,594,000 for the six months ended April 30, 2018 and 2017, respectively. Of this total, approximately $67,000 and $602,000 was included in accounts payable at April 30, 2018 and October 31, 2017, respectively.

Ethanol Contracts

At April 30, 2018, GFE had fixed and basis contracts to sell approximately $12,570,000 of ethanol for various delivery periods through June 2018.

At April 30, 2018, HLBE had fixed and basis contracts to sell approximately $12,431,000 of ethanol for various delivery periods through June 2018.

Distillers' Grain Contracts

At April 30, 2018, GFE had forward contracts to sell approximately $2,514,000 of distillers' grain for various delivery periods through June 2018.

At April 30, 2018, HLBE had forward contracts to sell approximately $1,324,000 of distillers' grains for various delivery periods through June 2018.

Corn Oil

At April 30, 2018, GFE had forward contracts to sell approximately $1,034,000 of corn oil for various delivery periods through December 2018.

At April 30, 2018, HLBE had forward contracts to sell approximately $1,225,000 of corn oil for various delivery periods through December 2018.

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

Leases

In February 2018, GFE entered into a sublease arrangement for 16 railcars for the transportation of GFE’s ethanol.  The sublease matures in January 2021 with minimum future lease payments of approximately $144,000 per year.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three and six months ended April 30, 2018 and 2017. This discussion should be read in conjunction with the condensed consolidated unaudited financial statements and related notes in Item 1 of this report and the information contained in the Company's annual report on Form 10-K for the fiscal year ended October 31, 2017.

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

•	Fluctuations in the availability and price of natural gas, which may be affected by factors such as weather, drilling economics, overall economic conditions, and government regulations;
•	Negative operating margins which may result from lower ethanol and/or high corn prices;
•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;
•	Overcapacity and oversupply in the ethanol industry;
•

Ethanol trading at a premium to gasoline at times, which may act as a disincentive for discretionary blending of ethanol beyond RFS requirements and consequently negatively impacting ethanol prices and demand;

•

Changes in federal and/or state laws and environmental regulations including elimination, waiver or reduction of corn-based ethanol volume obligations under the RFS and legislative acts taken by state governments such as California related to low-carbon fuels, may have an adverse effect on our business;

•	Any impairment of the transportation, storage and blending infrastructure that prevents ethanol from reaching markets;
•	Any effect on prices and demand for our products resulting from actions in international markets, particularly imposition of tariffs;
•	Changes in our business strategy, capital improvements or development plans;
•	Effect of our risk mitigation strategies and hedging activities on our financial performance and cash flows;
•	Competition from alternative fuels and alternative fuel additives;
•	Changes or advances in plant production capacity or technical difficulties in operating the plant; and
•	Our reliance on key management personnel.

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

Overview

Granite Falls Energy, LLC (“Granite Falls Energy” or “GFE”) is a Minnesota limited liability company that owns and operates a dry mill corn-based, natural gas fired ethanol plant in Granite Falls, Minnesota.  Additionally, through Project Viking, L.L.C., a wholly owned subsidiary (“Project Viking”), GFE owns an approximately 50.7% controlling interest of Heron Lake BioEnergy, LLC (“Heron Lake BioEnergy” or “HLBE”).  HLBE is a Minnesota limited liability company that owns and operates a dry mill corn-based, natural gas fired ethanol plant near Heron Lake, Minnesota.    Additionally, through its a wholly owned subsidiary, HLBE Pipeline Company, LLC (“HLBE Pipeline Company”), HLBE owns a 73% controlling interest of Agrinatural Gas, LLC (“Agrinatural”), which operates a natural gas pipeline.

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

GFE’s ethanol plant has an approximate annual production capacity of 60 million gallons of denatured ethanol, but has obtained EPA pathway approval and permits from the Minnesota Pollution Control Authority (“MPCA”) to increase its production capacity to approximately 70 million gallons of undenatured ethanol on a twelve month rolling sum basis. HLBE’s plant has an approximate annual production capacity of 60 million gallons of denatured ethanol, but has obtained EPA pathway approval and permits from the MPCA to increase its production capacity to approximately 72 million gallons of undenatured ethanol on a twelve month rolling sum basis.  We intend to continue working toward increasing production at plants to take advantage of the additional production allowed pursuant to their respective permits so long as we believe it is profitable to do so.

We market and sell the products produced at our plants primarily using third party marketers. The markets in which our products are sold may be local, regional, national, and international and depend primarily upon the efforts of third party marketers. We have contracted with Eco-Energy, LLC to market all of the ethanol produced at our ethanol plants.  GFE also independently markets a small portion of the ethanol production at its plant as E-85 to local retailers.

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

We have a management services agreement with HLBE pursuant to which our chief executive officer, chief financial officer, and commodity risk manager also hold those same offices with HLBE.  The management services agreement automatically renews for successive one-year terms unless either HLBE or GFE gives the other party written notice of termination prior to expiration of the then current term. The management services agreement may also be terminated by either party for cause under certain circumstances.

HLBE owns a controlling 73% interest in Agrinatural, a natural gas distribution and sales company located in Heron Lake, Minnesota.  Agrinatural owns approximately 190 miles of natural gas pipeline and provides natural gas to HLBE’s ethanol plant and other commercial, agricultural and residential customers through a connection with the natural gas pipeline facilities of Northern Border Pipeline Company.  Agrinatural's revenues are generated through natural gas distribution fees and sales.

On August 2, 2017, GFE made a $7.5 million investment in Ringneck Energy & Feed, LLC (“Ringneck”). Ringneck is constructing an ethanol plant in Onida, South Dakota. GFE borrowed $7.5 million under its credit facility with Project Hawkeye, LLC (“Project Hawkeye”), an affiliate of Fagen, Inc., which is a member of GFE, to finance its investment in Ringneck. Details regarding our investment in Ringneck are provided below in the section below titled “Investments.”  Details of the Project Hawkeye credit facility are provided below in the section below entitled “Indebtedness - Granite Falls Energy - GFE’s Other Credit Arrangement”.

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

Additionally, we also realize relatively immaterial revenue from natural gas pipeline operations at Agrinatural, HLBE's majority owned subsidiary.  The intercompany transactions between HLBE and Agrinatural resulting from the firm natural gas transportation agreement between the two companies are eliminated in consolidation. After intercompany eliminations, revenues from Agrinatural represent less than 1% of our consolidated revenues and have little to no impact on the overall performance of the Company.  Therefore, our management does not separately review Agrinatural's operating performance information.  Rather, management reviews Agrinatural's natural gas pipeline financial data on a consolidated basis with our ethanol production operations segment. Additionally, management believes that the presentation of separate operating performance information for Agrinatural's natural gas pipeline operations would not provide meaningful information to a reader of the Company’s condensed consolidated unaudited financial statements.

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

Trends and Uncertainties Impacting Our Operations

The principal factors affecting our results of operations and financial conditions are the market prices for corn, ethanol, distillers’ grains and natural gas, as well as governmental programs designed to create incentives for the use of corn-based ethanol.  Other factors that may affect our future results of operation include those risks discussed below and in “PART II - Item 1A. Risk Factors”  of this report, PART II - Item 1A. Risk Factors” of our quarterly report on Form 10-Q for the three months ended January 31, 2018, and “PART I - Item 1A. Risk Factors” of our annual report on Form 10-K for the fiscal year ended October 31, 2017.

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

Ethanol continues trading at a discount to gasoline which has improved domestic and export demand somewhat. However, management currently believes that our margins will remain tight during the remainder of fiscal year 2018, due to uncertainty regarding the Trump Administration’s support for the Renewable Fuels Standard (“RFS”) and increased waivers of small refiner renewable volume obligations (“RVOs”) by the US Environmental Protection Agency (“EPA”).  The adjustments in the RVOs and small refiner waivers granted by the EPA also may result in an oversupply of renewable fuel credits which could decrease demand for corn-based ethanol, unless additional demand can be found in foreign or domestic markets.

Increases in the price for crude oil and unleaded gasoline could have a negative impact on the demand for gasoline and impact the market price of ethanol, which could adversely impact our profitability.  Continued large corn supplies and ethanol production capacity increases also could have a negative impact on the market price of ethanol, which could be further exacerbated if domestic ethanol inventories remain high or grow, or if U.S. exports of ethanol decline.  The ethanol industry is currently experiencing growth in production capacity principally through plant optimization and some new construction.  The US Energy Information Administration(“EIA”) has reported that during 2017, increasing ethanol production rates have outpaced domestic E10 gasoline demand and export growth, leading to elevated ethanol inventory levels.

In recent years, the ethanol industry in the U.S. has increased exports of ethanol and distillers’ grains.  However, export demand for ethanol is less consistent compared to domestic demand which can lead to ethanol price volatility. Global demand for US ethanol, as reported by the EIA, continues to increase with increased exports to various foreign markets, including China, Canada and Mexico, in response to higher blending mandates and octane demand within the foreign countries and lower domestic ethanol prices.  Despite its imposition tariffs, China resumed imports of US ethanol during late 2017 and had been one of the top importers of US ethanol during the first three months of 2018. However, in April 2018, in response to the tariffs imposed by the Trump administration, China announced an additional retaliatory tariff on ethanol imports of 15%, bringing the total tariff up to 45%.  Brazilian demand from the US ethanol has remained relatively steady, despite a tariff imposed in 2017, due to the price of corn relative to sugar cane as a feedstock and high gasoline prices within Brazil.  Any decrease in U.S. ethanol exports could adversely impact the market price of ethanol unless domestic demand increases or foreign markets are developed.

Our margins have also been, and could continue to be, negatively impacted due to lower market prices for distillers’ grains due to lower export demand, largely due to Chinese tariffs, and oversupply in the domestic market, along with increased corn and soybean availability. During the three months ended April 30, 2018, distillers’ grains prices were buoyed by improved domestic demand in response to the continued rise in soybean meal prices and increased export demand by Mexico, Canada, South Korea, Argentina and Vietnam. Demand and prices for distillers’ grains had experienced significant decline due to decreased exports to China as a result of the substantial tariffs and duties imposed on imports into China of distillers’ grains produced in the U.S. imposed in January 2017.  Management currently believes that the impact of the current Chinese imposition of antidumping and countervailing duties on distillers’ grains produced in the U.S. has been absorbed into the market. However, recent trade disputes with China, Mexico and Canada could result in the imposition of additional tariffs on distillers’ grains produced in the US, which could lead to an oversupply of distillers’ grains domestically and negatively impact distillers’ grains prices.

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

In February 2018, legislation was signed retroactively extending the $1.00-per-gallon biodiesel blender tax credit retroactively to January 1, 2017.  However, management cannot predict whether additional legislation further extending the biodiesel tax credit will be passed by Congress.  Corn oil prices may decrease if biodiesel producers reduce production and/or demand for corn oil to reduce without extension of the biodiesel blenders tax credit.

Given the inherent volatility in ethanol, distillers’ grains, non-food grade corn oil, grain and natural gas prices, we cannot predict the likelihood that the spread between ethanol, distillers’ grains, non-food grade corn oil, and grain prices in future periods will be consistent compared to historical periods.

Government Supports and Regulation

The Renewable Fuels Standard

The ethanol industry is dependent on several economic incentives to produce ethanol, the most significant of which is the RFS.  The RFS has been, and we expect will continue to be, a significant factor impacting ethanol usage.  Any adverse ruling on, or legislation affecting, the RFS could have an adverse impact on short-term ethanol prices and our financial performance in the future.

Under the provisions of the RFS, the EPA must publish an annual rule that establishes the number of gallons of different types of renewable fuels, including corn-based ethanol, that must be blended with gasoline in the U.S. by refineries, blenders, distributors, and importers, which affects the domestic market for ethanol.  In November 2017, the EPA announced it would maintain the 15 billion gallon mandate for conventional ethanol in 2018.

The EPA assigns individual refiners, blenders, and importers the RVOs they are obligated to use based on their percentage of total fuel sales.  Obligated parties use renewable identification numbers (“RINs”) to show compliance with RVOs.  RINs are attached to renewable fuels by producers and detached when the renewable fuel is blended with transportation fuel or traded in the open market.  The market price of detached RINs affects the price of ethanol in certain markets and influences the purchasing decisions by obligated parties.

 The EPA has recently granted a number of small refiner exemptions, whereby such refiners were alleviated of their responsibility to supply RINS for their obligated volumes based upon the grounds of economic hardship. Similarly, the US Bankruptcy Court in Delaware recently alleviated significant RIN obligations a refiner as part of bankruptcy proceedings.  Additionally, the EPA has announced that it is reviewing RFS waivers denied to small refiners by the Obama administration and has retroactively awarded biofuels credits to at least two refiners to alleviate their 2018 obligations.

Several legal challenges to the recent spate of small refiners waivers are underway.  On May 1, 2018, the Advanced Biofuel Association submitted a petition with the U.S. Court of Appeals for the D.C. Circuit challenging EPA’s process for granting exemptions from compliance under the RFS to small refineries. The Advanced Biofuel Association petition asks the court to review the EPA’s decision to modify criteria to lower the threshold by which the agency determines whether to grant small refineries an exemption for the RFS for reasons of disproportionate economic hardship.

Additionally, on May 29, 2018, the National Corn Growers Association, National Farmers Union and the Renewable Fuels Association filed a petition with  the U.S. Court of Appeals for the 10th Circuit challenging the EPA’s grant of waivers to three specific refineries.  The petitioners are asking the U.S. Court of Appeals for the 10th Circuit to reject the waivers granted to three refineries located in Wynnewood, Oklahoma, Cheyenne, Wyoming, and Woods Cross, Utah as an abuse of EPA authority.  These waived gallons are not redistributed to obligated parties, and in effect, reduce the aggregate RVOs under the RFS. If the specific waivers granted by the EPA and/or its lower criteria for granting small refinery waivers under the RFS are allowed to stand, or if the volume requirements are further reduced, it could have an adverse effect on the market price and demand for ethanol which would negatively impact our financial performance.

Related to the recent lawsuits, the Renewable Fuels Association, American Coalition for Ethanol, Growth Energy, National Biodiesel Board, National Corn Growers Association, Biotechnology Industry Organization, and National Farmers Union petitioned the EPA on June 4, 2018 to change its regulations to account for lost volumes of renewable fuel resulting from the retroactive small refinery exemptions. This petition to EPA seeks a broader, forward-looking remedy to account for the collective lost volumes caused by the recent increase in retroactive small refinery RVO exemptions. It is unclear what regulatory changes, if any, will emerge from the petition to the EPA.

On April 12, 2018, following a series of meetings involving President Trump, Senators, key federal agency leaders and the industry, President Trump indicated that the EPA would be moving forward to authorize year-round sales of E15 by rulemaking designed to address the One-Pound Waiver that currently inhibits sales of E15 in certain markets during summer driving months. President Trump further suggested he may consider relief for petroleum refiners, which could involve modifications to how RINs are generated, priced, and/or traded. The EPA is considering a letter of no action assurance which could allow retailers to avoid relabeling their E15 pumps as flex fuel only.

Tax Cuts and Job Act

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Reform Act”) was signed into law.  The Tax Reform Act includes significant changes to the taxation of partnership entities.  The Company continues to evaluate the impact of the Tax Reform Act with its professional advisors.  The full impact of the Tax Reform Act on the Company in future periods cannot be predicted at this time.

The Tax Reform Act also included an unintended consequence under section 199A, which provided certain tax benefits to producers selling grain to cooperative associations and enabled a potential marketplace advantage over other agribusiness companies.  On March 23, 2018, Congress rescinded this provision under section 199A.

Results of Operations for the Three Months Ended April 30, 2018 and 2017

The following table shows summary information from the results of our operations and the approximate percentage of revenues, costs of goods sold, operating expenses and other items to total revenues in our unaudited condensed consolidated statements of operations for the three months ended April 30, 2018 and 2017 (amounts in thousands).

	Three Months Ended April 30,
	2018		2017
	(unaudited)		(unaudited)
Statement of Operations Data	Amount	%	Amount	%
Revenues	$55,550	100.0%	$52,802	100.0%
Cost of Goods Sold	51,735	93.1%	48,845	92.5%
Gross Profit	3,815	6.9%	3,957	7.5%
Operating Expenses	1,648	3.0%	1,585	3.0%
Operating Income	2,167	3.9%	2,372	4.5%
Other Expense, net	(7)	(0.0)%	(9)	(0.0)%
Net Income	2,160	3.9%	2,363	4.5%
Less: Net Income Attributable to Non-controlling Interest	(663)	(1.2)%	(516)	(1.0)%
Net Income Attributable to Granite Falls Energy, LLC	$1,497	2.7%	$1,847	3.5%

Revenues

Our consolidated revenue is derived principally from sales of our three primary products: ethanol, distillers’ grains and corn oil. Revenues from these products represented approximately 99.0% and 99.2% of our total revenues for the three months ended April 30, 2018 and 2017, respectively. The remaining approximately 1.0% and 0.8% attributable to miscellaneous other revenue for the three months ended April 30, 2018 and 2017, respectively, is made up of incidental sales of corn syrup at HLBE's plant and revenues from natural gas pipeline operations at Agrinatural, net of intercompany eliminations for distribution fees paid by HLBE to Agrinatural for natural gas transportation services.

The following table shows the sources of our consolidated revenue and the approximate percentage of revenues from those sources to total revenues in our unaudited condensed consolidated statements of operations for the three months ended April 30, 2018:

	Three Months Ended April 30, 2018
	Sales Revenue	% of Total Revenues
Revenue Sources	(in thousands)
Ethanol sales	$42,605	76.7%
Distillers' grains sales	10,495	18.9%
Corn oil sales	1,893	3.4%
Miscellaneous other	557	1.0%
Total Revenues	$55,550	100.0%

The following table shows the sources of our consolidated revenue and the approximate percentage of revenues from those sources to total revenues in our condensed consolidated unaudited statements of operations for the three months ended April 30, 2017:

	Three Months Ended April 30, 2017
	Sales Revenue	% of Total Revenues
Revenue Sources	(in thousands)
Ethanol sales	$43,310	82.0%
Distillers' grains sales	6,999	13.3%
Corn oil sales	2,062	3.9%
Miscellaneous other	431	0.8%
Total Revenues	$52,802	100.0%

Our total consolidated revenues increased by approximately 5.2% for the three months ended April 30, 2018, as compared to the three months ended April 30, 2017.  This increase was due to the increase in the average price received for our distillers’ grains, as well as increased production and sales at the HLBE plant, which was partially mitigated by the decrease in the average price received for our ethanol and corn oil. The following table reflects quantities of our three primary products sold and the average net prices received for the three months ended April 30, 2018 and 2017:

	Three Months Ended April 30, 2018		Three Months Ended April 30, 2017
	Quantity Sold	Avg. Net Price	Quantity Sold	Avg. Net Price
Product	(in thousands)		(in thousands)
Ethanol (gallons)	33,325	$1.28	31,741	$1.36
Distillers' grains (tons)	73	$143.33	76	$91.85
Corn oil (pounds)	8,484	$0.22	7,768	$0.27

Ethanol

Total revenues from sales of ethanol decreased by approximately 1.6% for the three months ended April 30, 2018 compared to the same period of 2017 due to a decrease of approximately 6.3% in the average price per gallon we received for our ethanol, partially offset by a 5.0% increase in volume sold. The aggregate increase in the number of gallons sold is due to an approximately 15.0% increase in the number of gallons sold at the HLBE plant resulting from improved production yield which increased ethanol production at the HLBE plant during the 2018 period, which was mitigated, in part, by an approximate 4.7% decrease in the volume of ethanol sold at the GFE plant during the 2018 period.  The decrease in gallons produced at the GFE plant was due to decreased ethanol production during the 2018 period.  The decrease in ethanol prices resulted from relatively high inventories in the domestic market coupled with ongoing record production of ethanol.

Recent trade disputes and the announcement by China of an additional 15% tariff on ethanol produced in the United States has created additional uncertainty as to future export demand from China.  A decline in ethanol exports due to tariffs imposed on ethanol produced in the United States or other factors would also likely contribute to higher ethanol stocks unless additional demand could be created domestically through the use of higher blends.

From time to time, we engage in hedging activities with respect to our ethanol sales. At April 30, 2018, GFE had fixed and basis contracts for forward ethanol sales for various delivery periods through June 2018 valued at approximately $12.6 million. At April 30, 2018, HLBE had fixed and basis contracts for forward ethanol sales for various delivery periods through June 2018 valued at approximately $12.4 million.  Separately, ethanol derivative instruments resulted in gains of approximately $255,000 during the three months ended April 30, 2018.  In comparison, we had a loss on ethanol derivative instruments of approximately $690,000 for the three months ended April 30, 2017.

Distillers' Grains

Total revenues from sales of distillers’ grains increased by approximately 49.9% for the three months ended April 30, 2018 compared to the same period of 2017.  This increase was due to an approximately 56.1% increase in the average price per ton we received for our distillers’ grains, partially offset by an approximately 3.9% decrease in the volumes sold from period to period.  We sold fewer tons of distillers’ grains in the three months ended April 30, 2018 as compared to the same period in 2017 due to yield improvement in ethanol production at the HLBE plant which reduced its output of distillers’ grains.  The decrease in tons produced at the GFE plant was due primarily to decreased ethanol production.

The increase in the market price of distillers’ grains is due to a stonger domestic market as a result of increases in prices of soybean meal and increased export demand, particularly from Vietnam and Argentina.  Management anticipates distillers’ grains prices will remain relatively steady during our 2018 fiscal year, unless China reduces or eliminates its tariffs or additional domestic demand and/or other foreign markets develop.  Additionally, current trade actions announced by the Trump administration and responsive actions announced by trading partners, particularly China, Mexico, and Canada, have created additional uncertainty which could have a negative effect on distillers’ grain prices. Domestic demand for distillers’ grains could also lower if corn or soybean meal prices decline and end-users switch to lower priced alternatives.  Domestic demand for distillers’ grains may also decline due to over-supply resulting from expansion of production capacity in the ethanol industry.

At April 30, 2018, GFE had forward distillers’ grains sales contracts valued at approximately $2.5 million for various delivery periods through June 2018 and HLBE had forward distillers’ grains sales contracts valued at approximately $1.3 million for various delivery periods through June 2018.

Corn Oil

Total revenues from sales of corn oil decreased by approximately 8.2% for the three months ended April 30, 2018 compared to the same period of 2017 due to an approximately 16.0% decrease in the average price per pound received for our corn oil, which was offset by an approximately 9.2% increase in pounds sold from period to period.

We sold more pounds of corn oil during the three months ended April 30, 2018 as compared to the same period in 2017 due to an approximately 30.8% increase in the volume sold at the HLBE plant attributable to its increased ethanol production which resulted in higher corn oil production. Offsetting the increased sales at the HLBE plant, was a 6.6% decrease in the volume sold at the GFE plant during the 2018 period.  The decrease in pounds sold at the GFE plant was due primarily to due to decreased ethanol production and decreased oil extraction rates per bushel of corn during the 2018 period.    Management expects our corn oil production will be relatively stable going forward.

Management attributes the decrease in corn oil prices to decreased demand from the biodiesel industry and from the feed market.  Management expects corn oil prices will remain relatively steady in the near term.  However, we may experience lower demand for corn oil from the biodiesel industry if the 2019 RVOs for biodiesel are reduced by the EPA or if the biodiesel tax credit which was retroactively extended for 2017 is not further extended by Congress.  Additionally, the production capacity increase that is occurring throughout the ethanol industry may also result in oversupply that may negatively affecting prices unless plants curtail corn oil production or additional demand can be created.

At April 30, 2018, GFE had forward corn oil sales contracts valued at approximately $1.0 million for various delivery periods through December 2018. At April 30, 2018, HLBE had forward corn oil sales contracts valued at approximately $1.2 million for various delivery periods through December 2018.

Cost of Goods Sold

Our cost of goods sold increased by approximately 5.9% for the three months ended April 30, 2018, as compared to the three months ended April 30, 2017.  As a percentage of revenues, our cost of goods sold increased to approximately 93.1% for the three months ended April 30, 2018, as compared to approximately 92.5% for the same period in 2017 due primarily to the narrowing of our operating margin resulting from declines in the average price received for our ethanol and corn oil.  Approximately 90% of our total costs of goods sold is attributable to our ethanol production segment. The cost of goods sold per gallon of ethanol produced for the three months ended April 30, 2018 and 2017 was approximately $1.44 and $1.42 per gallon, respectively.

The following table shows the costs of corn and natural gas (our two largest single components of costs of goods sold), as well as all other components of cost of goods sold, which includes processing ingredients, electricity, and wages, salaries and benefits of production personnel, and the approximate percentage of costs of those components to total costs of goods sold in our unaudited condensed consolidated statements of operations for the three months ended April 30, 2018:

	Three Months Ended April 30, 2018
	Cost	% of Cost of Goods Sold
	(in thousands)
Corn costs	$37,096	71.7%
Natural gas costs	3,133	6.1%
All other components of costs of goods sold	11,506	22.2%
Total Cost of Goods Sold	$51,735	100.0%

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

Corn

Our aggregate cost of corn was approximately 8.5% more for the three months ended April 30, 2018 compared to the same period of 2017,  due to an approximately a 2.4% increase in the number of bushels of corn processed, coupled with a 5.9% increase in the average price per bushel paid for corn from period to period.  The corn-ethanol price spread (the difference between the price per gallon of ethanol and the price per bushel of grain divided by 2.8) for the three months ended April 30, 2018 was approximately $0.15 lower than the corn-ethanol price spread we experienced for same period of 2017.

The increase in corn prices was primarily due to increased export demand and upward pressure on corn prices for much of the 2018 period due to resulting from market concerns about the severity of the Argentinian drought and a reduction in U.S. corn plantings reported by the US Department of Agriculture in their March 31, 2018 planting intentions report. If corn prices remain high, it could have a negative effect on our operating margins unless the price of ethanol and distillers’ grains out paces rising corn prices.

From time to time we enter into forward purchase contracts for our commodity purchases and sales. At April 30, 2018, GFE had approximately 7.6 million bushels of cash and basis contracts for forward corn purchase commitments for delivery periods through December 2021. At April 30, 2018, HLBE had approximately 7.5 million bushels of cash and basis contracts for forward corn purchase commitments for various delivery periods through April 2019.

Our corn derivative positions resulted in losses of approximately $947,000 for the three months ended April 30, 2018, which increased cost of goods.  Comparatively, our corn derivative positions resulted in gains of approximately $602,000 for the three months ended April 30, 2017, which decreased cost of goods.  We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn in cost of goods sold as the changes occur. As corn prices fluctuate, the value of our derivative instruments is impacted, which affects our financial performance. We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.

Natural Gas

Our cost of goods sold related to natural gas costs increased approximately 2.8% for the three months ended April 30, 2018, as compared to the three months ended April 30, 2017.  Management attributes this increase in cost of natural gas from period to period to the colder weather, along with higher production levels and colder weather during the three months ended April 30, 2018.

From time to time we enter into forward purchase contracts for our natural gas purchases. Our natural gas derivative positions resulted in a loss of approximately $14,000 for the three months ended April 30, 2018, which increased cost of goods sold.  Comparatively, we had no gain or loss on natural gas derivative instruments for the three months ended April 30, 2017. We recognize the gains or losses that result from the changes in the value of our derivative instruments from natural gas in cost of goods sold as the changes occur.

Operating Expenses

Operating expenses include wages, salaries and benefits of administrative employees at the plant, insurance, professional fees, property taxes, and similar costs. Our operating expenses increased by approximately 4.0% for the three months ended April 30, 2018 compared to the same period ended 2017.  However, as a percentage of total revenues, operating expenses remained consistent from period to period.

Operating Income

Our income from operations for the three months ended April 30, 2018 decreased by approximately $205,000 compared to the same period of 2017.  This decrease resulted largely from decreased prices received for our ethanol and corn oil at our plants and the narrowing of our net operating margin.

Other Expense, Net

We had net other expense of approximately $7,000 and $9,000 during the three months ended April 30, 2018 and 2017, respectively.  We had less other expense during the three months ended April 30, 2018 compared to the same period of 2017 due to additional other income, offset by increased interest expense for the 2018 period.

Results of Operations for the Six Months Ended April 30, 2018 and 2017

The following table shows summary information from the results of our operations and the approximate percentage of revenues, costs of goods sold, operating expenses and other items to total revenues in our unaudited condensed consolidated statements of operations for the six months ended April 30, 2018 and 2017 (amounts in thousands).

	Six Months Ended April 30,
	2018		2017
	(unaudited)		(unaudited)
Statement of Operations Data	Amount	%	Amount	%
Revenue	$108,544	100.0%	$107,378	100.0%
Cost of Goods Sold	101,723	93.7%	96,577	89.9%
Gross Profit	6,821	6.3%	10,801	10.1%
Operating Expenses	3,328	3.1%	3,192	3.0%
Operating Income	3,493	3.2%	7,609	7.1%
Other Income, net	193	0.2%	342	0.3%
Net Income	3,686	3.4%	7,951	7.4%
Less: Net Income Attributable to Non-controlling Interest	(1,136)	(1.0)%	(1,944)	(1.8)%
Net Income Attributable to Granite Falls Energy, LLC	$2,550	2.4%	$6,007	5.6%

Revenues

Revenues from our three primary products: ethanol, distillers’ grains and corn oil, represented approximately 98.7% and 99.0% of our total consolidated revenues for the six months ended April 30, 2018 and 2017, respectively.  Miscellaneous other revenues attributable to incidental sales of corn syrup and Agrinatural revenues (net of eliminations) represented 1.3% and 0.9% of our consolidated revenues for the six months ended April 30, 2018 and 2017, respectively.

The following table shows the sources of our consolidated revenue and the approximate percentage of revenues from those sources to total revenues in our unaudited condensed consolidated statements of operations for the six months ended April 30, 2018:

	Six Months Ended April 30, 2018
Revenue Sources	Sales Revenue	% of Total Revenues
Ethanol sales	$82,468	76.0%
Distillers' grains sales	20,422	18.8%
Corn oil sales	4,239	3.9%
Miscellaneous other	1,415	1.3%
Total Revenues	$108,544	100.0%

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

Our total consolidated revenues increased by approximately 1.1% for the six months ended April 30, 2018, as compared to same period of 2017, due to an increase the average price received for our distillers’ grains, as well as increased production and sales at the HLBE plant, which was partially offset by decreases the average price received for our ethanol and corn oil.  The following table reflects quantities of our three primary products sold and the average net prices received for the six months ended April 30, 2018 and 2017:

	Six Months Ended April 30, 2018		Six Months Ended April 30, 2017
Product	Quantity Sold	Avg. Net Price	Quantity Sold	Avg. Net Price
Ethanol (gallons)	66,518	$1.24	62,569	$1.39
Distillers' grains (tons)	155	$131.65	156	$93.92
Corn oil (pounds)	17,688	$0.24	16,658	$0.27

Ethanol

Total revenues from sales of ethanol decreased by approximately 5.5% for the six months ended April 30, 2018 compared to the same period of 2017 due primarily to an approximately 11.1% decrease in the average price per gallon we received, which was partially mitigated by an approximately 6.3%  increase in the volume of ethanol sold.  The increase in gallons of ethanol sold from period to period was primarily due to an approximately 14.0% increase in the volume sold at the HLBE plant resulting from an increase in production at its plant during the 2018 period.  Partially offsetting this increase, was an approximately 1.2% decrease in the volume of ethanol sold at the GFE plant attributable to lower production at its plant during the 2018 period.  The decrease in ethanol prices resulted principally from increased production industry-wide, which exceeded demand, resulting in higher inventories that pushed ethanol prices downward.

Our ethanol derivative instruments resulted in a gain of approximately $394,000 during the six months ended April 30, 2018.  Comparatively, our derivative positions resulted in a loss of approximately $413,000 during the six months ended April 30, 2017.

Distillers' Grains

Total revenues from sales of distillers’ grains increased by approximately 39.4% for the six months ended April 30, 2018 compared to the same period of 2017.  This increase is due to an approximately 40.2% higher average price per ton received for our distillers’ grains from period to period, which partially mitigated by an approximately 0.5%  decrease in aggregate tons sold.  We produced more total tons of distillers’ grains during the six months ended April 30, 2018 compared to the six months ended April 30, 2017 due to increased ethanol production in the 2018 period.  We sold fewer tons of distillers’ grains in the six months ended April 30, 2018 as compared to the same period in 2017 due to yield improvement in ethanol production at the HLBE plant which reduced its output of distillers’ grains.  The decrease in tons produced at the GFE plant was due primarily to decreased ethanol production.  The increase in the market price of distillers’ grains is due to a stonger domestic market as a result of increases in prices of soybean meal and increased export demand.

Corn Oil

Total revenues from sales of corn oil decreased by approximately 5.4% for the six months ended April 30, 2018 compared to the six months ended April 30, 2017 due to an approximately 10.9%  decrease in the average price per pound we received for our corn oil which was partially mitigated by an approximately 6.2%  increase in pounds sold from period to period. The increase in volume sold for the six months ended April 30, 2018 compared to the same period of 2017 is attributable to increased ethanol production and improved corn oil yield at the HLBE plant during the six months ended April 30, 2018.

Cost of Goods Sold

Our cost of goods sold increased by approximately 5.3% for the six months ended April 30, 2018, as compared to the six months ended April 30, 2017.  As a percentage of revenues, our cost of goods sold also increased to approximately 93.7% for the six months ended April 30, 2018, as compared to approximately 89.9% for the same period in 2017 due to the narrower margin between the price of ethanol and the price of corn from period to period.  The cost of goods sold per gallon of ethanol produced for the six months ended April 30, 2018 and 2017 was approximately $1.39 and $1.37 per gallon, respectively.

The following table shows the costs of corn and natural gas (our two largest single components of costs of goods sold), as well as all other components of cost of goods sold, which includes processing ingredients, electricity, and wages, salaries and benefits of production personnel, and the approximate percentage of costs of those components to total costs of goods sold in our unaudited condensed consolidated statements of operations for the six months ended April 30, 2018:

	Six Months Ended April 30, 2018
	Cost	% of Cost of Goods Sold
	(in thousands)
Corn costs	$73,095	71.9%
Natural gas costs	6,625	6.5%
All other components of costs of goods sold	22,003	21.6%
Total Cost of Goods Sold	$101,723	100.0%

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

Corn

Our cost of goods sold related to corn was approximately 4.4% more for the six months ended April 30, 2018 compared to the same period of 2017, due primarily to an approximately 3.0% increase in the number of bushels of corn processed, coupled with a 1.4% increase in the average price per bushel paid for corn from period to period.  For the six months ended April 30, 2018 and 2017, we processed approximately 22.4 million and 21.8 million bushels of corn, respectively.  The corn-ethanol price spread (the difference between the price per gallon of ethanol and the price per bushel of grain divided by 2.8) for the six months ended April 30, 2018, was approximately $0.17 lower than the corn-ethanol price spread we experienced for same period of 2017.

We had a loss related to corn derivative instruments of approximately $1.2 million for the six months ended April 30, 2018, which increased our costs of goods sold.  Comparatively, we had a gain related to corn derivative instruments of approximately $546,000 for the six months ended April 30, 2017, which decreased our cost of goods sold.

Natural Gas

Natural gas costs increased 2.2% for the six months ended April 30, 2018 as compared to the six months ended April 30, 2017. The increase in natural gas costs was primarily due to higher production levels and colder weather during the 2018 period.

Our natural gas derivative positions resulted in a loss of approximately $2,000 during the six months ended April 30, 2018, which increased our cost of goods sold. Comparatively, we had no gain or loss on natural gas derivative instruments during the six months ended April 30, 2017.

Operating Expenses

Operating expenses for the six months ended April 30, 2018 increased 4.3% compared to the six months ended April 30, 2017.  However, as a percentage of total revenues, operating expenses only slightly increased to 3.1% for the six months ended April 30, 2018, as compared to 3.0% for the six months ended April 30, 2017.

Operating Income

Our income from operations for the six months ended April 30, 2018 was approximately $4.1 million less compared to the same period of 2017.  This decrease resulted largely from increased prices for corn relative to the price of ethanol, which narrowed our operating margin.

Other Income, Net

We had net other income of approximately $193,000 and $342,000 during the six months ended April 30, 2018 and 2017, respectively.  We had less other income due to less patronage income and increased interest expense during the 2018 period.

Investment

On August 2, 2017, GFE completed a $7.5 million investment in Ringneck, acquiring 1,500 capital units of Ringneck.  GFE financed its investment by borrowing $7.5 million under its credit facility with Project Hawkeye.  Details of the Project Hawkeye credit facility are provided below in the section below entitled “Indebtedness - GFE’s Other Credit Arrangement”. GFE’s investment is sufficient to the right to appoint one director to the board of directors of Ringneck and has appointed Steve Christensen, its CEO, to fill this seat.

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

Changes in Financial Condition at April 30, 2018 and October 31, 2017

The following table highlights our financial condition at April 30, 2018 and October 31, 2017 (amounts in thousands):

	April 30, 2018	October 31, 2017
	(unaudited)
Current Assets	$34,566	$45,203
Total Assets	$112,629	$127,090
Current Liabilities	$6,937	$8,980
Long-Term Debt, less currrent portion	$8,453	$8,466
Members' Equity attributable to Granite Falls Energy, LLC	$74,769	$83,999
Non-controlling Interest	$22,470	$25,645

The decrease in total current assets is attributable to a decrease in cash on hand of approximately $8.0 million at April 30, 2018 compared to October 31, 2017.  The decrease in cash was due primarily to payment of distributions to members in January 2018 and deferred payments to producers.  Additionally, we had decreases in accounts receivable of approximately $3.1 million and inventory of approximately $1.1 million at April 30, 2018 compared to October 31, 2017. Offsetting these decreases were increases in restricted cash of approximately $1.3 million, the value of our commodity derivative instruments of approximately $48,000, and prepaid expenses and other current assets of approximately $236,000 at April 30, 2018 compared to October 31, 2017.  Contributing to the decrease in total assets was an approximately $3.8 million decrease in property and equipment primarily due to depreciation expense during the 2018 period.

Our current liabilities decreased approximately $2.0 million at April 30, 2018 compared to October 31, 2017, due to decreases of approximately $3.2 million in accounts payable and approximately $109,000 in the current portion of our long-term debt payable as of April 30, 2018.  These decreases were partially offset by increases of approximately $497,000 in accrued expenses and $746,000 in commodity derivative instruments of April 30, 2018. Our accounts payable were less at April 30, 2018 compared to October 31, 2017 due to the timing of payments to vendors during the six months ended April 30, 2018.

Our long-term debt decreased approximately $12,000 at April 30, 2018 compared to October 31, 2017. The decrease is mostly due to assessments paid under HLBE’s industrial water supply treatment agreement with the City of Heron Lake and Jackson County.

Members’ equity attributable to Granite Falls Energy, LLC at April 30, 2018 compared to October 31, 2017 decreased by approximately $9.2 million. The decrease was related to the distribution to our members of approximately $11.8 million during January 2018, offset by our approximately $2.5 million of net income attributable to GFE during the six months ended April 30, 2018.

Non-controlling interest totaled approximately $22.5 million and $25.6 million at April 30, 2018 and October 31, 2017, respectively.  This is directly related to recognition of the 49.3% noncontrolling interest in HLBE.

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

Cash Flows

The following table shows our cash flows for the six months ended April 30, 2018 and 2017 (amounts in thousands):

	2018	2017
	(unaudited)	(unaudited)
Net cash provided by operating activities	$9,189	$17,961
Net cash used in investing activities	$(972)	$(1,475)
Net cash used in financing activities	$(16,212)	$(13,242)
Net increase (decrease) in cash	$(7,995)	$3,244

Operating Cash Flows

During the six months ended April 30, 2018, operations provided less cash compared to the same period of 2017 primarily due to lower net income in the 2018 period. Additionally, changes in various working capital components, including accounts receivable, restricted cash, and accounts payable contributed to the decrease in cash provided during the 2018 period.

Investing Cash Flows

Cash used in investing activities was approximately $503,000 less for the six months ended April 30, 2018, compared to the same period of 2017. During the six months ended April 30, 2018, we used cash for capital expenditures for general plant improvements, which was partially offset by proceeds from disposals of property and equipment. Comparatively, during the six months ended April 30, 2017, we used approximately $770,000 of cash for capital expenditures and GFE used $750,000 for its initial payment towards its subscription for its Ringneck investment.

Financing Cash Flows

During the six months ended April 30, 2018, we used cash to make payments of approximately $122,000 on our long-term debt and make payments of approximately $11.8 million in distributions to our unit holders and approximately $4.3 million to non-controlling interests. Comparatively, during the same period of 2017, we made payments of approximately $11.2 million in distributions to our unit holders, approximately $1.9 million payments on in checks drawn in excess of bank balance, principal payments of approximately $158,000 on HLBE’s long-term debt and purchased approximately $47,000 of units in HLBE.

Indebtedness

GFE’s Seasonal Revolving Loan

GFE has a credit facility with AgCountry Farm Credit Services, PCA, formerly known as United FCS (“AgCounty”), for which CoBank serves as the administrative agent.  The credit facility consists of a seasonal revolving loan. Under the seasonal revolving loan, GFE may borrow, repay, and re-borrow up to the aggregate principal commitment of $6.0 million until its maturity on October 1, 2018, unless a later date is agreed to by CoBank.  The outstanding balance on the seasonal revolving loan totaled $0 at April 30, 2018 and October 31, 2017.  Therefore, the aggregate principal amount available to GFE for additional borrowing was $6.0 million at April 30, 2018 and October 31, 2017.

The seasonal revolving loan bears interest from date funds are first advanced on the loan through maturity, at a rate per annum equal to the sum of the One Month LIBOR Index Rate plus 2.75% per annum, which was 4.66% and 3.99% at April 30, 2018 and October 31, 2017, respectively.  GFE pays an unused commitment fee on the unused portion of the seasonal revolving loan commitment at the rate of 0.250% per annum. The credit facility with AgCounty is secured by substantially all of GFE’s assets.

Under the AgCounty credit facility, GFE is subject to certain financial and non-financial covenants that limit GFE distributions and debt and require minimum working capital, and debt service coverage ratio.  GFE agreed to a debt service coverage ratio of 1.5 to 1.0 and to maintain minimum working capital of $10.0 million.  GFE is permitted to pay distributions to its members up to 75% of its net income for the year in which the distributions are paid provided that immediately prior to the distribution and after giving effect to the distribution, no default exists and GFE is in compliance with all of its loan covenants including compliance with the financial covenants.  Further, GFE agreed not create or incur any indebtedness except for debt to AgCounty, accounts payable to trade creditors, subordinated debt owed to Project Hawkeye, or debt to other lenders in an aggregate amount not exceed $750,000 or make loans or advances or invest in any entity, other than its investments in HLBE and Ringneck, without the consent of CoBank or AgCounty.

As of April 30, 2018, GFE was in compliance with these financial covenants. However, if market conditions deteriorate in the future, circumstances may develop which could result in GFE violating the financial covenants or other terms of its credit facility. If GFE fails to comply with the terms of its credit agreement with AgCounty, and AgCounty refuses to waive the non-compliance, AgCounty could terminate the credit facility and any commitment to loan funds to GFE.

GFE’s Other Credit Arrangement

GFE has a credit facility with Project Hawkeye for a $7.5 million loan to finance the balance of its subscription in Ringneck.  Interest on Project Hawkeye loan accrues at a variable rate equal to the sum of the One Month LIBOR Index Rate plus 3.05% per annum, with an interest rate floor of 3.55%, which was 4.96% and 4.29% at April 30, 2018 and October 31, 2017, respectively.

The Project Hawkeye loan requires annual interest payments only for the first two years of the loan and monthly principal and interest payments for years three through nine based on a seven-year amortization period.  The monthly amortized payments will be re-amortized following any change in interest rate. The entire outstanding principal balance of the loan, plus any accrued and unpaid interest thereon, is due and payable in full on August 2, 2026. GFE is permitted to voluntarily prepay all or any portion of the outstanding balance of this loan at any time without premium or penalty.  As of April 30, 2018 and October 31, 2017, there was $7.5 million outstanding under the Project Hawkeye credit facility.

Pursuant to a pledge agreement entered into in connection with the Project Hawkeye loan, GFE’s obligations are secured by all of its right, title, and interest in its investment in Ringneck, including the 1,500 units subscribed for by GFE. The loan is non-recourse to all of GFE’s other assets.  As a result, in the event of default, the only remedy available to Project Hawkeye will be to foreclose and seize all of GFE’s right, title and interest in its investment in Ringneck.

   HLBE’s Compeer Credit Facility

HLBE had a comprehensive credit facility with Compeer Financial, FLCA and Compeer Financial, PCA, collectively formerly known as AgStar Financial Services, FLCA (“Compeer”) for which CoBank, ACP (“CoBank”) served as the administrative agent.  This credit facility originally consisted of a revolving term loan with a maturity date of March 1, 2022. However, on April 6, 2018, HLBE finalized loan agreements for an amended credit facility with Compeer.  The amended credit includes an amended and restated revolving term loan and a revolving seasonal line of credit.  CoBank will continue to act as Compeer's administrative agent with respect to HLBE’s amended credit facility.

Under the terms of the amended revolving term loan, HLBE may borrow, repay, and reborrow up to the aggregate principal commitment amount of $4.0 million.  Final payment of amounts borrowed under amended revolving term loan is due December 1, 2021.  Interest on the amended revolving term loan accrues at a variable weekly rate equal to 3.10% above the One-Month London Interbank Offered Rate (“LIBOR”) Index rate.   HLBE agreed to pay an unused commitment fee on the unused available portion of the amended revolving term loan commitment at the rate of 0.500% per annum, payable monthly in arrears.

The aggregate principal amount available to HLBE for borrowing under the revolving term loan at October 31, 2017 was $17.5 million. The aggregate principal amount available to HLBE for borrowing under the amended revolving term loan was $4.0 million at April 30, 2018.

Under the terms of the seasonal revolving loan, HLBE may borrow, repay, and reborrow up to the aggregate principal commitment amount of $4.0 million until its maturity on February 1, 2019.  Amounts borrowed under the seasonal revolving loan bear interest at a variable weekly rate equal to 2.850% above the LIBOR Index rate.  HLBE also agreed to pay an unused commitment fee on the unused portion of the seasonal revolving loan commitment at the rate of 0.250% per annum.

The amended revolving term loan and seasonal revolving loan are secured by substantially all of HLBE’s assets, including a subsidiary guarantee.

Under the amended credit facility, HLBE is subject to certain financial and non-financial covenants that limit the HLBE’s distributions and debt and require minimum working capital, minimum local net worth, and debt service coverage ratio.  We agreed to a debt service coverage ratio of 1.15 to 1.0, to maintain minimum working capital $8.0 million through September 30, 2018 and $10.0 million thereafter, and to maintain net worth of $32.0 million.  HLBE is permitted to pay distributions to its members up to 75% of our net income for the year in which the distributions are paid, provided that immediately prior to the distribution and after giving effect to the distribution, no default exists and HLBE are in compliance with all of its loan covenants.  Further, HLBE agreed not to make loans or advances to Agrinatural that exceed an aggregate principal amount of approximately $6.6 million without the consent of Compeer.

As of April 30, 2018, HLBE was in compliance with these loan covenants. However, if market conditions deteriorate in the future, circumstances may develop which could result in HLBE violating the financial covenants or other terms of its amended credit facility.  If HLBE fails to comply with the terms of our amended credit facility with Compeer, and Compeer refuses to waive the non-compliance, Compeer could terminate the credit facility and any commitment to loan funds to HLBE.

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

In May 2006, HLBE entered into an industrial water supply treatment agreement with the City of Heron Lake and Jackson County. Under this agreement, HLBE pays monthly installments over 24 months starting January 1, 2007 equal to one years' debt service on approximately $3.6 million in water revenue bonds, which will be returned to HLBE if any funds remain after final payment in full on the bonds and assuming HLBE complies with all payment obligations under the agreement. There was a total of approximately $1.3 million in outstanding water revenue bonds at April 30, 2018 and October 31, 2017. HLBE classifies its obligations under these bonds as assessments payable. The interest rates on the bonds range from 6.55% to 8.73%.

HLBE also had a note payable to the noncontrolling owner of Agrinatural, which accrued interest at a rate equal to the One-Month LIBOR rate plus 4.0%. In January 2018, HLBE paid this note in full.

Agrinatural Credit Facilities

On July 29, 2014, HLBE has extended credit to Agrinatural (the “Original Agrinatural Credit Facility”), which includes a five-year term loan in that had an original principal amount of approximately $3.06 million.  The Original Agrinatural Credit Facility requires monthly principal payments of $36,000, plus accrued interest.  Interest on the Original Agrinatural Credit Facility accrues at a variable rate equal to the One-Month LIBOR rate plus 4.0%, with the interest rate capped and not to exceed 6.0% per annum.   Final payment of amounts borrowed under Original Agrinatural Credit Facility is due and payable in full on May 1, 2019.

The Original Agrinatural Credit Facility contains customary financial and non-financial affirmative covenants and negative covenants for loans of this type and size.  The Original Agrinatural Credit Facility is secured by all of Agrinatural's equipment and assets and a collateral assignment assigning the Company all of Agrinatural's interests in its contracts, leases, easements, and other agreements.  In addition, Rural Energy Solutions, LLC, the minority owner of Agrinatural (“RES”), executed a guarantee under which RES guaranteed full payment and performance of 27% of Agrinatural's obligations to HLBE.

The balance of this loan was approximately $1.7 million at April 30, 2018 and $2.0 million at October 31, 2017.

On March 30, 2015, HLBE extended an additional credit facility to Agrinatural (the “Additional Agrinatural Credit Facility”), which included a four-year term loan in the original principal amount of $3.5 million. Interest on the additional term loan accrues at a variable rate equal to the One-Month LIBOR rate plus 4.0%, with the interest rate capped and not to exceed 6.0% per annum.  Agrinatural is required to make monthly installments of principal plus accrued interest.  The entire principal balance and accrued and unpaid interest on the term loan is due and payable in full on May 1, 2019.

Under the terms of the Additional Agrinatural Credit Facility”), for each of calendar years, 2017, 2018 and 2019, Agrinatural may, without consent of HLBE,  proceed with and pay for capital expenditures in an amount up to $100,000 plus the amount of contributions in aid of construction received by Agrinatural from customers for capital improvements (“CIAC”), less a reserve for distribution to the Agrinatural members to cover the income or other taxes imposed as a result of receipt of CIAC in an amount equal to 40% of CIAC.  Prior to the Amendment, Agrinatural’s capital expenditures were restricted to $100,000 per year.

The Additional Agrinatural Credit Facility contains customary financial and non-financial affirmative covenants and negative covenants for loans of this type and size, including a covenant restricting capital expenditures by Agrinatural.  The Additional Agrinatural Credit Facility is secured by all of Agrinatural's equipment and assets and a collateral assignment assigning HLBE all of Agrinatural's interests in its contracts, leases, easements, and other agreements.  In addition, RES executed a guarantee under which RES guaranteed full payment and performance of 27% of Agrinatural's obligations to HLBE.

The balance of this loan was approximately $2.3 million at April 30, 2018 and $2.5 million at October 31, 2017.

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

At April 30, 2018, our critical accounting estimates continue to include those described in our annual report on Form 10-K for the fiscal year ended October 31, 2017. Management has not changed the method of calculating and using estimates and assumptions in preparing our condensed consolidated unaudited financial statements in accordance with generally accepted accounting principles in the United States of America.

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

At April 30, 2018, there were no amounts outstanding under GFE’s credit facility with AgCounty or HLBE’s credit facility with Compeer.  Therefore, at April 30, 2018, we had exposure to interest rate risk only from the amounts outstanding under GFE’s credit facility with Project Hawkeye.  Below is a sensitivity analysis we prepared regarding GFE’s income exposure to changes in interest rates.

The sensitivity analysis below shows the anticipated effect on our income from a 10% adverse change in interest rates for a one-year period.

Outstanding Variable
Rate Debt at	Interest Rate at	Interest Rate Following 10%	Approximate Adverse
April 30, 2018	April 30, 2018	Adverse Change	Change to Income
$7,500,000	4.96%	5.47%	$38,000

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

As of April 30, 2018, GFE had price protection in place for approximately 20.0% and 75.0% of its anticipated corn and natural gas needs, respectively, and approximately 3.0%, 10.0%, and 30.0% of its ethanol, distillers’ grains, and corn oil sales, respectively, for the next 12 months. As of April 30, 2018, HLBE had price protection in place for approximately 20.0% of its anticipated corn needs and approximately 3.0%, 6.0%, and 30.0% of its ethanol, distillers’ grains, and corn oil sales, respectively, for the next 12 months. Through these contracts we hope to minimize risk from future market price fluctuations and basis fluctuations. As input prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for us.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the fair value of our corn and natural gas prices and average ethanol price as of April 30, 2018, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for both of the GFE and HLBE plants for a one year period from April 30, 2018.  The results of this sensitivity analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements		Hypothetical Adverse
	for the next 12 months	Unit of	Change in Price as of	Approximate Adverse
	(net of forward and futures contracts)	Measure	April 30, 2018	Change to Income
Ethanol	107,900,000	Gallons	10%	$14,100,000
Corn	31,900,000	Bushels	10%	$11,700,000
Natural Gas	2,080,000	MMBTU	10%	$435,000

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

Effectiveness of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and General Manager (the principal executive officer), Steve Christensen, along with our Chief Financial Officer (the principal financial officer), Stacie Schuler, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2018. Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Government policies and regulations, particularly those affecting the agricultural sector and related industries, could adversely affect our operations and profitability.

Agricultural commodity production and trade flows are significantly affected by government policies and regulations.  Governmental policies affecting the agricultural industry, such as taxes, trade tariffs, duties, subsidies, import and export restrictions on commodities and commodity products, can influence industry profitability, the planting of certain crops, the location and size of crop production, whether unprocessed or processed commodity products are traded, and the volume and types of imports and exports.  In addition, international trade disputes can adversely affect trade flows by limiting or disrupting trade between countries or regions. Future governmental policies, regulations or actions affecting our industry may adversely affect the supply of, demand for and prices of our products, restrict our ability to do business and cause our financial results to suffer.

We may experience negative impacts of higher ethanol tariffs and other disruptions to international agricultural trade related to current trade actions announced by the Trump administration and responsive actions announced by trading partners, including by China. On April 2, 2018, the Chinese government increased the tariff on U.S. ethanol imports into China from 30% to 45%.  We cannot estimate the exact effect this tariff increase will have on the overall domestic ethanol market.  However, the increased tariff is expected to reduce overall U.S. ethanol export demand, which could have a negative effect on U.S. domestic ethanol prices.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

None.

Item 5.   Other Information

None.

Item 6.   Exhibits.

(a)	The following exhibits are included in this report.

Exhibit No.	Exhibit
10.1

Credit Agreement dated March 29, 2018 by and between Compeer Financial, FLCA, Compeer Financial, PCA and Heron Lake BioEnergy, LLC, incorporated by reference to Exhibit 10.1 to HLBE's Form 10-Q for the quarter ended April 30, 2018 (File No. 000-51825)

10.2

$4,000,000 Amended and Restated Revolving Term Promissory Note dated March 29, 2018 by and between Compeer Financial, FCLA and Heron Lake BioEnergy, LLC, incorporated by reference to Exhibit 10.2 to HLBE's Form 10-Q for the quarter ended April 30, 2018 (File No. 000-51825)

10.3

$4,000,000 Revolving Credit Promissory Note dated March 29, 2018 by and between Compeer Financial, PCA and Heron Lake BioEnergy, LLC, incorporated by reference to Exhibit 10.3 to HLBE's Form 10-Q for the quarter ended April 30, 2018 (File No. 000-51825)

10.4

Security Agreement dated March 29, 2018 by Heron Lake BioEnergy, LLC to CoBank, ACB, as administrative agent on behalf of Compeer Financial, FLCA, Compeer Financial, PCA, and CoBank, ACB, incorporated by reference to Exhibit 10.4 to HLBE's Form 10-Q for the quarter ended April 30, 2018 (File No. 000-51825)

10.5

Amended and Restated Real Estate Mortgage, Assignment of Rents and Profits and Fixture Financing by  Heron  Lake  BioEnergy,  LLC  in  favor  of  CoBank, ACB,  as administrative agent on behalf of Compeer Financial, FLCA, incorporated by reference to Exhibit 10.5 to HLBE's Form 10-Q for the quarter ended April 30, 2018 (File No. 000-51825)

10.6

Guarantee dated March 29, 2018 by HLBE Pipeline Company, LLC in favor of CoBank, ACB, as administrative agent on behalf of Compeer Financial, FLCA, Compeer Financial, FCA, and CoBank, ACB, incorporated by reference to Exhibit 10.6 to HLBE's Form 10-Q for the quarter ended April 30, 2018 (File No. 000-51825)

10.7

Amended and Restated Security Agreement dated March 29, 2018 by HLBE Pipeline Company, LLC to CoBank, ACB, as administrative agent on behalf of Compeer Financial, FLCA, Compeer Financial, FCA, and CoBank, ACB, incorporated by reference to Exhibit 10.7 to HLBE's Form 10-Q for the quarter ended April 30, 2018 (File No. 000-51825)

10.8

Commodity Account Control Agreement dated March 29, 2018 by and between CoBank, ACB and Heron Lake BioEnergy, LLC, incorporated by reference to Exhibit 10.8 to HLBE's Form 10-Q for the quarter ended April 30, 2018 (File No. 000-51825)

10.9

Amended and Restated Administrative Agency Agreement and Intercreditor Agreement dated March 29, 2018 by and between Compeer Financial, FLCA and Compeer Financial, PCA, CoBank, ACB, and Heron Lake BioEnergy, LLC, incorporated by reference to Exhibit 10.9 to HLBE's Form 10-Q for the quarter ended April 30, 2018 (File No. 000-51825)

31.1	Certification of Chief Executive Officer pursuant to 17 CFR 240.13a-14(a)*

31.2	Certification of Chief Financial Officer pursuant to 17 CFR 240.13a-14(a)*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350*

101

The following financial information from Granite Falls Ethanol, LLC's Quarterly Report on Form 10-Q for the three and six months ended April 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at April 30, 2018 and October 31, 2017; (ii) the Condensed Consolidated Statements of Operations for the three and six months ended April 30, 2018 and 2017; (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended April 30, 2018 and 2017; and (iv) Notes to Condensed Consolidated Unaudited Financial Statements.*

*   Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANITE FALLS ENERGY, LLC

Date: June 14, 2018	/s/ Steve Christensen
Steve Christensen
Chief Executive Officer

/s/ Stacie Schuler
Date: June 14, 2018	Stacie Schuler
Chief Financial Officer