Form 10-Q
period 2018-07-31
Granite Falls Energy, LLC
filed 2018-09-14
CIK 1181749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended July 31, 2018

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

☐Yes    ☒No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of September 14, 2018, there were 30,606 membership units outstanding.

PART IFINANCIAL INFORMATION

Item 1.    Financial Statements

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	July 31, 2018	October 31, 2017
ASSETS	(unaudited)
Current Assets
Cash	$15,405,720	$21,658,422
Restricted cash	132,914	75,189
Accounts receivable	2,640,142	7,622,601
Inventory	15,619,526	15,241,092
Commodity derivative instruments	554,627	244,294
Prepaid expenses and other current assets	615,569	361,340
Total current assets	34,968,498	45,202,938

Property and Equipment, net	68,241,215	72,271,013

Goodwill	1,372,473	1,372,473

Investments	9,500,000	7,500,000

Other Assets	714,495	743,106

Total Assets	$114,796,681	$127,089,530

LIABILITIES AND MEMBERS' EQUITY
Current Liabilities
Current maturities of long-term debt	$322,048	$432,183
Accounts payable	5,880,156	7,535,468
Commodity derivative instruments	70,392	40,379
Accrued expenses	859,686	972,043
Total current liabilities	7,132,282	8,980,073

Long-Term Debt, less current portion	8,295,555	8,465,502

Commitments and Contingencies

Members' Equity
Members' equity attributable to Granite Falls Energy, LLC consists of 30,606 units authorized, issued, and outstanding at both July 31, 2018 and October 31, 2017	76,771,028	83,998,672
Non-controlling interest	22,597,816	25,645,283
Total members' equity	99,368,844	109,643,955

Total Liabilities and Members' Equity	$114,796,681	$127,089,530

Notes to Condensed Consolidated Unaudited Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

	Three Months Ended July 31,		Nine Months Ended July 31,
	2018	2017	2018	2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues	$53,220,620	$54,250,994	$161,764,393	$161,629,116

Cost of Goods Sold	49,527,078	50,047,853	151,250,420	146,624,568

Gross Profit	3,693,542	4,203,141	10,513,973	15,004,548

Operating Expenses	1,458,554	1,463,014	4,786,700	4,654,769

Operating Income	2,234,988	2,740,127	5,727,273	10,349,779

Other Income (Expense):
Other income, net	2,284	51,660	333,664	462,533
Interest income	44,621	16,730	114,474	23,614
Interest expense	(151,742)	(86,688)	(360,228)	(162,295)
Total other income (expense), net	(104,837)	(18,298)	87,910	323,852

Net Income	$2,130,151	$2,721,829	$5,815,183	$10,673,631

Less: Net Income Attributable to Non-controlling Interest	(127,900)	(672,208)	(1,263,725)	(2,616,744)

Net Income Attributable to Granite Falls Energy, LLC	$2,002,251	$2,049,621	$4,551,458	$8,056,887

Weighted Average Units Outstanding - Basic and Diluted	30,606	30,606	30,606	30,606

Amounts attributable to Granite Falls Energy, LLC:

Net Income Per Unit - Basic and Diluted	$65.42	$66.97	$148.71	$263.25

Distributions Per Unit	$—	$—	$385.00	$365.00

Notes to Condensed Consolidated Unaudited Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended July 31,
	2018	2017
	(unaudited)	(unaudited)
Cash Flows from Operating Activities:
Net income	$5,815,183	$10,673,631
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	6,901,354	7,094,707
Change in fair value of commodity derivative instruments	(673,356)	(461,723)
Gain on sale of assets	(24,815)	(95,300)
Changes in operating assets and liabilities:
Restricted cash	(57,725)	(144,345)
Commodity derivative instruments	393,036	1,379,267
Accounts receivable	4,982,459	4,467,030
Inventory	(378,434)	5,442,490
Prepaid expenses and other current assets	(254,229)	(239,726)
Accounts payable	(2,689,205)	(5,299,721)
Accrued expenses	(112,357)	(452,731)
Net Cash Provided by Operating Activities	13,901,911	22,363,579

Cash Flows from Investing Activities:
Purchase of investment	(2,000,000)	(750,000)
Payments for capital expenditures	(1,809,052)	(1,721,541)
Proceeds from disposal of assets	24,815	95,300
Net Cash Used in Investing Activities	(3,784,237)	(2,376,241)

Cash Flows from Financing Activities:
Payments on long-term debt	(280,082)	(324,994)
Checks drawn in excess of bank balance	—	(1,866,683)
Purchase of subsidiary units attributable to non-controlling interest	—	(46,644)
Distributions to non-controlling interests	(4,311,192)	—
Member distributions paid	(11,779,102)	(11,171,190)
Net Cash Used in Financing Activities	(16,370,376)	(13,409,511)

Net Increase (Decrease) in Cash	(6,252,702)	6,577,827

Cash - Beginning of Period	21,658,422	13,797,857

Cash - End of Period	$15,405,720	$20,375,684

Supplemental Cash Flow Information
Cash paid during the period for:
Interest expense	$360,228	$162,295

Supplemental Disclosure of Noncash Investing and Financing Activities
Capital expenditures and construction in process included in accounts payable	$1,249,128	$88,534

Notes to Condensed Consolidated Unaudited Financial Statements are an integral part of this Statement.

Granite Falls Energy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

July 31, 2018

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

Basis of Presentation and Principles of Consolidation

The condensed consolidated unaudited financial statements as of July 31, 2018 consolidate the operating results and financial position of GFE, and its approximately 50.7% owned subsidiary, HLBE (through GFE's 100% ownership of Project Viking, LLC). Given the Company’s control over the operations of HLBE and its majority voting interest, the Company consolidates the condensed consolidated unaudited financial statements of HLBE with GFE's condensed consolidated unaudited financial statements. The remaining 49.3% ownership of HLBE is included in the condensed consolidated unaudited financial statements as a non-controlling interest. HLBE, through its wholly owned subsidiary, HLBE Pipeline Company, LLC, owns approximately 73% of Agrinatural. Given HLBE’s control over the operations of Agrinatural and its majority voting interest, HLBE consolidates the financial statements of Agrinatural with its consolidated unaudited financial statements, with the equity and earnings attributed to the remaining approximately 27% noncontrolling interest. All significant intercompany balances and transactions are eliminated in consolidation.

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

July 31, 2018

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

July 31, 2018

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

Investments

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

Granite Falls Energy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

July 31, 2018

On June 29, 2018, GFE executed a subscription agreement for investment in Harvestone Group, LLC (“Harvestone”), a Delaware limited liability company, and a Joinder to the Operating Agreement of Harvestone.  In connection with the execution of the subscription agreement and joinder, GFE made a capital contribution of $2.0 million in exchange for twenty (20) preferred membership units and was sufficient to secure GFE the right to appoint one advisor to the advisory committee to the managers of Harvestone.   GFE has appointed Eric Baukol, its Risk Manager, to serve as its appointed advisor. Harvestone is a start-up ethanol marketing, logistics, and trading company headquartered in Franklin, Tennessee.  Harvestone is owned by several other ethanol producers and other private investors that expects that its primary business will be marketing and trading for member and non-member ethanol producers.

The investments are accounted for by the equity method, under which the Company’s share of the net income of the investee is recognized as income in the Company’s Condensed Consolidated Statements of Operations and added to the investment account, and distributions received from the affiliates are treated as a reduction of the investment.

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

3.   INVENTORY

Inventories consist of the following:

	July 31, 2018	October 31, 2017
	(unaudited)
Raw materials	$4,121,644	$4,488,923
Supplies	2,961,224	2,929,385
Work in process	1,327,777	1,281,292
Finished goods	7,208,881	6,541,492
Totals	$15,619,526	$15,241,092

The Company performs a lower of cost or net realizable value analysis on inventory to determine if the net realizable values of certain inventories are less than their carrying value, which is attributable primarily to decreases in market prices of corn and ethanol. Based on the lower of cost or net realizable value analysis, as a component of cost of goods sold, the Company recorded a loss on ethanol inventories, as a component of cost of goods sold, of approximately $420,000 and $65,000 for the nine months ended July 31, 2018 and 2017, respectively.

Granite Falls Energy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

July 31, 2018

4.   DERIVATIVE INSTRUMENTS

As of July 31, 2018, the total notional amount of GFE’s outstanding corn derivative instruments was approximately 5,725,000 bushels, comprised of long corn positions on 190,000 bushels that were entered into to hedge forecasted ethanol sales through September 2018, and short corn positions on 5,535,000 bushels that were entered into to hedge forecasted corn purchases through December 2021. There may be offsetting positions that are not shown on a net basis that could lower the notional amount of positions outstanding as disclosed above.

As of July 31, 2018, the total notional amount of HLBE’s outstanding corn derivative instruments was approximately 4,125,000 bushels, comprised of short corn positions that were entered into to hedge forecasted corn purchases through December 2019. There may be offsetting positions that are not shown on a net basis that could lower the notional amount of positions outstanding.

As of July 31, 2018, GFE had approximately $109,000 of cash collateral (restricted cash) related to derivatives held by a broker and approximately $0 due to broker related to derivatives held by a broker, recorded as a component of accounts payable.

As of July 31, 2018, HLBE had approximately $24,000 of cash collateral (restricted cash) related to derivatives held by a broker and approximately $0 due to broker related to derivatives held by a broker, recorded as a component of accounts payable.

The following tables provide details regarding the Company's derivative instruments at July 31, 2018, none of which were designated as hedging instruments:

	Consolidated Balance Sheet Location	Assets	Liabilities
Corn contracts - GFE	Commodity derivative instruments	$268,026	$35,196
Corn contracts - HLBE	Commodity derivative instruments	286,601	35,196
Totals		$554,627	$70,392

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

July 31, 2018

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

The following tables provide details regarding the gains (losses) from Company's derivative instruments in statements of operations, none of which are designated as hedging instruments:

	Consolidated Statement	Three Months Ended July 31,		Nine Months Ended July 31,
	of Operations Location	2018	2017	2018	2017
Corn contracts	Cost of Goods Sold	$1,778,570	$287,865	$566,959	$857,218
Ethanol contracts	Revenues	(286,125)	(122,765)	107,995	(395,495)
Natural gas contracts	Cost of Goods Sold	—	—	(1,598)	—
Total gain		$1,492,445	$165,100	$673,356	$461,723

5.   FAIR VALUE

The following table sets forth, by level, the Company assets and liabilities that were accounted for at fair value on a recurring basis at July 31, 2018:

			Fair Value Measurement Using
			Quoted Prices	Significant Other	Significant
	Carrying Amount in		in Active Markets	Observable Inputs	Unobservable Inputs
Financial Asset:	Consolidated Balance Sheet	Fair Value	(Level 1)	(Level 2)	(Level 3)
Commodity Derivative Instruments - Corn	$554,627	$554,627	$554,627	$—	$—

Financial Liabilities:
Commodity Derivative Instruments - Corn	$70,392	$70,392	$—	$70,392	$—

The following table sets forth, by level, the Company assets and liabilities that were accounted for at fair value on a recurring basis at October 31, 2017:

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

July 31, 2018

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

6.    DEBT FACILITIES

Debt financing consists of the following:

	July 31, 2018	October 31, 2017
	(unaudited)
GRANITE FALLS ENERGY:
Seasonal loan, see terms below.	$—	$—
Term note payable to Project Hawkeye, see terms below.	7,500,000	7,500,000

HERON LAKE BIOENERGY:
Amended revolving term loan, see terms below.	—	—
Seasonal loan, see terms below.	—	—
Assessment payable as part of water treatment agreement, due in semi-annual installments of $189,393 with interest at 6.55%, enforceable by statutory lien, with the final payment due in 2021. HLBE made deposits for one years' worth of debt service payments of approximately $364,000, which is included with other assets that are held on deposit to be applied with the final payments of the assessment.	1,094,236	1,241,171
Assessment payable as part of water supply agreement, due in monthly installments of $3,942 with interest at 8.73%, enforceable by statutory lien, with the final payment due in 2019.	23,367	56,514
Note payable to non-controlling interest member of Agrinatural. Interest is at One Month LIBOR plus 4.0%, which was approximately 5.24% at October 31, 2017. The note was paid in full in January 2018.	—	100,000
Totals	8,617,603	8,897,685
Less: amounts due within one year	322,048	432,183
Net long-term debt	$8,295,555	$8,465,502

Granite Falls Energy

Seasonal Revolving Loan

GFE has a credit facility with a lender that includes a seasonal revolving loan, under which GFE may borrow, repay, and re-borrow up to the aggregate principal commitment of $6,000,000 until maturity.  The seasonal revolving loan matures on October 1, 2018 unless a later date is agreed to by the administrative agent for the facility.  There was no outstanding balance on the seasonal revolving loan at July 31, 2018 and October 31, 2017. Therefore, the aggregate principal amount available for borrowing by GFE under this seasonal revolving loan at July 31, 2018 and October 31, 2017 was $6,000,000.

The interest rate on the seasonal revolving loan is based on the bank's One Month London Interbank Offered Rate (“LIBOR”) Index Rate, plus 2.75%, which equated to 4.83% and 3.99% at July 31, 2018 and October 31, 2017, respectively.

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

July 31, 2018

The credit facility is secured by substantially all assets of GFE. There are no savings account balance collateral requirements as part of this credit facility.

Project Hawkeye Loan

On August 2, 2017, GFE entered into a credit facility with Project Hawkeye to finance its investment in Ringneck. Pursuant to this credit facility, GFE borrowed $7.5 million from Project Hawkeye using the Ringneck investment as collateral.  The Project Hawkeye loan bears interest from date funds are first advanced on the loan through maturity, at a rate per annum equal to the sum of the One Month LIBOR Index Rate plus 3.05% per annum, with an interest rate floor of 3.55%, which equated to 5.13% and 4.29% at July 31, 2018 and October 31, 2017 respectively.

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

Amended Revolving Term Loan

Under the terms of the amended revolving term loan, HLBE may borrow, repay, and reborrow up to the aggregate principal commitment amount of $4,000,000.  Final payment of amounts borrowed under amended revolving term loan is due December 1, 2021.  Interest on the amended revolving term loan accrues at a variable weekly rate equal to 3.10% above the One-Month London Interbank Offered Rate (“LIBOR”) Index rate, which was 5.18% at July 31, 2018.

Granite Falls Energy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

July 31, 2018

HLBE also agreed to pay an unused commitment fee on the unused available portion of the amended revolving term loan commitment at the rate of 0.50% per annum, payable monthly in arrears. The loan is secured by substantially all of HLBE's assets including a subsidiary guarantee.

At October 31, 2017, the aggregate principal amount available to HLBE for borrowing under the revolving term loan was $17,500,000.  At July 31, 2018, the aggregate principal amount available to HLBE for borrowing under the amended revolving term loan was $4,000,000.

Seasonal Revolving Loan

Under the terms of the seasonal revolving loan, HLBE may borrow, repay, and reborrow up to the aggregate principal commitment amount of $4,000,000 until its maturing on February 1, 2019.  Amounts borrowed under the seasonal revolving loan bear interest at a variable weekly rate equal to 2.850% above the One-Month LIBOR Index rate, which was 4.93% at July 31, 2018.  The aggregate principal amount available to the Company for borrowing under the seasonal revolving loan was $4,000,000 at July 31, 2018.

The Company also agreed to pay an unused commitment fee on the unused available portion of the seasonal revolving loan commitment at the rate of 0.250% per annum.

Estimated annual maturities of debt at July 31, 2018, are as follows based on the most recent debt agreements:

2019	$322,048
2020	1,389,682
2021	1,410,526
2022	1,209,634
2023	1,071,429
Thereafter	3,214,284
Total debt	$8,617,603

7.   MEMBERS' EQUITY

Granite Falls Energy

GFE has one class of membership units.   The units have no par value and have identical rights, obligations and privileges.  Income and losses are allocated to all members based upon their respective percentage of units held. As of July 31, 2018 and October 31, 2017, GFE had 30,606 membership units authorized, issued, and outstanding.

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

Granite Falls Energy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

July 31, 2018

8.    COMMITMENTS AND CONTINGENCIES

Corn Purchase Commitments

At July 31, 2018, GFE had cash and basis contracts for forward corn contracts for approximately 6,384,000 bushels for various delivery periods through December 2021.

At July 31, 2018, HLBE had cash and basis contracts for forward corn purchase commitments for approximately 4,189,000 bushels for various delivery periods through June 2019.

Corn Purchases - Members

GFE purchased corn from board members of approximately $1,754,000 and $0 for the three months ended July 31, 2018 and 2017, respectively, and approximately $3,839,000 and $0 for the nine months ended July 31, 2018 and 2017.

HLBE purchased corn from board members of approximately $3,382,000 and $143,000 for the three months ended July 31, 2018 and 2017, respectively, and approximately $10,479,000 and $5,737,000 for the nine months ended July 31, 2018 and 2017, respectively. Of this total, approximately $0 and $607,000 was included in accounts payable at July 31, 2018 and October 31, 2017, respectively.

Ethanol Contracts

At July 31, 2018, GFE had fixed and basis contracts to sell approximately $11,832,000 of ethanol for various delivery periods through September 2018.

At July 31, 2018, HLBE had fixed and basis contracts to sell approximately $11,716,000 of ethanol for various delivery periods through September 2018.

Distillers' Grain Contracts

At July 31, 2018, GFE had forward contracts to sell approximately $848,000 of distillers' grain for various delivery periods through August 2018.

At July 31, 2018, HLBE had forward contracts to sell approximately $2,517,000 of distillers' grains for various delivery periods through August 2018.

Corn Oil

At July 31, 2018, GFE had forward contracts to sell approximately $829,000 of corn oil for various delivery periods through December 2018.

At July 31, 2018, HLBE had forward contracts to sell approximately $775,000 of corn oil for various delivery periods through December 2018.

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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three and nine months ended July 31, 2018 and 2017. This discussion should be read in conjunction with the condensed consolidated unaudited financial statements and related notes in Item 1 of this report and the information contained in the Company's annual report on Form 10-K for the fiscal year ended October 31, 2017.

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

On August 2, 2017, GFE made a $7.5 million investment in Ringneck Energy & Feed, LLC (“Ringneck”). Ringneck is constructing an ethanol plant in Onida, South Dakota.  On June 29, 2018, GFE made a $2.0 million investment in Harvestone Group, LLC (“Harvestone”).  Harvestone is a start-up ethanol marketing, logistics, and trading company headquartered in Franklin, Tennessee.  Details regarding our investment in Ringneck and Harvestone are provided below in the section below titled “Investments.”

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

Trends and Uncertainties Impacting Our Operations

The principal factors affecting our results of operations and financial conditions are the market prices for corn, ethanol, distillers’ grains and natural gas, as well as governmental programs designed to create incentives for the use of corn-based ethanol.  Other factors that may affect our future results of operation include those risks discussed below and in “PART II - Item 1A. Risk Factors”  of this report, PART II - Item 1A. Risk Factors” of our quarterly report on Form 10-Q for the three months ended January 31, 2018, the three months ended April 30, 2018, and “PART I - Item 1A. Risk Factors” of our annual report on Form 10-K for the fiscal year ended October 31, 2017.

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

Ethanol continues trading at a significant discount to gasoline which has improved export demand somewhat. However, management currently believes that our margins will remain tight during the remainder of fiscal year 2018, due to uncertainty regarding the Trump Administration’s support for the Renewable Fuels Standard (“RFS”) and increased waivers of small refiner renewable volume obligations (“RVOs”) by the US Environmental Protection Agency (“EPA”).  Typically such an ethanol trading discount would also bolster demand in the domestic market by penetration of E15 blends. However, the impact of large increases in small refiner waivers granted by the EPA and the expected reductions in both Chinese and Brazilian imports continues to have a negative impact on prices for RINs for corn-based ethanol.  As a result, RINS prices remain lower, removing a blending incentive from the ethanol marketplace.

Increases in the price for crude oil and unleaded gasoline could have a negative impact on the demand for gasoline and impact the market price of ethanol, which could adversely impact our profitability.  According to the US Energy Information Administration’s (“EIA”) June 2018 Short Term Energy Outlook, that U.S. gasoline demand was 9.3 million barrels per day in 2017 and is expected to stay at that same level in 2018. The EIA forecasts regular gasoline prices to average $2.87 per gallon compared to last summers' average $2.41 per gallon. The EIA also estimates the summer peak price will gradually decrease to $2.84 per gallon in September.  Any increase in the average gallon cost to the public could have a negative impact on the EIA’s forecast.

Continued ethanol production capacity increases also could have a negative impact on the market price of ethanol, which could be further exacerbated if domestic ethanol inventories remain high or grow, or if U.S. exports of ethanol decline. The ethanol industry is currently experiencing growth in production capacity principally through plant optimization and some new construction.  The EIA reports that domestic ethanol production averaged 1.04 million barrels per day during the second calendar quarter of 2018, maintaining the same rate of production as the previous quarter but 3.8% higher than the same quarter of last year. Year-to-date, production volumes are up 1.8% in 2018 compared with the same period in 2017. Refiner and blender input volume decreased slightly to 930 thousand barrels per day for the second quarter of 2018 compared with 934 thousand barrels per day for the same quarter last year despite a 2.0% increase in consumer gasoline demand due to seasonal demand and growing numbers of retail stations offering higher blends.

In recent years, ethanol demand growth has resulted largely from increased exports.  However, export demand for ethanol is less consistent compared to domestic demand which can lead to ethanol price volatility. Global demand for US ethanol, as reported by the EIA, continues to increase with increased exports to various foreign markets, including China, Canada, and Mexico, in response to higher blending mandates and octane demand within the foreign countries and lower domestic ethanol prices.  Despite its imposition tariffs, China resumed imports of US ethanol during late 2017 and had been one of the top importers of US ethanol during the first three months of 2018. However, in April 2018, in response to the tariffs imposed by the Trump administration, China announced an additional retaliatory tariff on ethanol imports of 15%, bringing the total tariff up to 45%.  Brazilian demand from the US ethanol has remained relatively steady, despite a tariff imposed in 2017, due to the price of corn relative to sugar cane as a feedstock and high gasoline prices within Brazil.  Any decrease in U.S. ethanol exports could adversely impact the market price of ethanol unless domestic demand increases or foreign markets are developed.

Our margins have been positively impacted during the three months ended July 31, 2018 by the higher prices received for our distillers’ grains. During our third fiscal quarter of 2018, distillers’ grains prices improved as a result of relatively firm world soybean meal prices which management believes are attributable to the Argentinian drought. Argentina is the third largest soybean producer in the world and a leading exporter of soybean meal. In addition to being an animal feed substitute for corn, distillers’ grains are increasingly considered a protein feed substitute for soybean meal. In 2018, strong protein meal prices have enabled distillers’ grains prices to rally versus corn.  Management currently believes that the impact of the current Chinese imposition of antidumping and countervailing duties on distillers’ grains produced in the U.S. has been absorbed into the market. However, recent trade disputes with China, Mexico and Canada could result in the imposition of additional tariffs on distillers’ grains produced in the US, which could lead to an oversupply of distillers’ grains domestically and negatively impact distillers’ grains prices. Additionally, domestic feeding margins in cattle and hogs in particular could have a negative impact on total domestic distillers’ grains demand.

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

Under the provisions of the RFS, the EPA must publish an annual rule that establishes the number of gallons of different types of renewable fuels, including corn-based ethanol, that must be blended with gasoline in the U.S. by refineries, blenders, distributors, and importers, which affects the domestic market for ethanol.  In November 2017, the EPA announced it would maintain the 15.0 billion gallon mandate for conventional ethanol in 2018, excluding any waivers granted by the EPA to small refiners for “hardship”.

On June 26, 2018, the EPA released a preliminary rule proposal for 2019 setting the blending requirements at 19.88 billion gallons, a slight increase from 2018 mandates. Conventional corn-based ethanol levels were left at 15.0 billion gallons, excluding any “hardship” waivers granted by the EPA to small refiners.

Under the RFS, if mandatory renewable fuel volumes are reduced by at least 20% for two consecutive years, the EPA is required to modify, or reset, statutory volumes through 2022.  Since 2018 is the first year the total proposed volume requirements are more than 20% below statutory levels, the EPA Administrator directed his staff to initiate the required technical analysis to perform any future reset consistent with the reset rules. If the final 2019 volume requirements are also more than 20% below statutory levels, the reset will be triggered under the RFS and the EPA will be required to modify statutory volumes through 2022 within one year of the trigger event, based on the same factors used to set the volume requirements post-2022. The proposed 2019 Rule is more than 20% below the original 2019 statutory level of 28.0 billion gallons, and if finalized as proposed will fulfill the two consecutive year requirements and require a reset of the RFS.

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

 The EPA has recently granted a number of small refiner exemptions, whereby such refiners were alleviated of their responsibility to supply RINS for their obligated volumes based upon the grounds of economic hardship.  In early July 2018, the EPA reported that hardship waivers for almost 2.25 billion gallons had been granted to small refiners for 2016 and 2017 RVOs.

Legal challenges are underway to the RFS, including the EPA's recent reductions in the RFS volume requirements, the Final 2018 Rule, and the denial of petitions to change the RFS point of obligation. If the EPA's decision to reduce the volume requirements under the RFS is allowed to stand, if the volume requirements are further reduced, or if the RFS point of obligation were changed, it could have an adverse effect on the market price and demand for ethanol which would negatively impact our financial performance.

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

Additionally, on May 29, 2018, the National Corn Growers Association, National Farmers Union, and the Renewable Fuels Association (“RFA”) filed a petition with the U.S. Court of Appeals for the 10th Circuit challenging the EPA’s grant of waivers to three specific refineries.  The petitioners are asking the U.S. Court of Appeals for the 10th Circuit to reject the waivers granted to three refineries located in Wynnewood, Oklahoma, Cheyenne, Wyoming, and Woods Cross, Utah as an abuse of EPA authority.  These waived gallons are not redistributed to obligated parties, and in effect, reduce the aggregate RVOs under the RFS. If the specific waivers granted by the EPA and/or its lower criteria for granting small refinery waivers under the RFS are allowed to stand, or if the volume requirements are further reduced, it could have an adverse effect on the market price and demand for ethanol which would negatively impact our financial performance.

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

Further, on August 30, 2018, the RFA and Growth Energy filed a lawsuit in federal district court, alleging that the EPA and U.S. Department of Energy have improperly denied agency records requested by RFA, Growth Energy, and others under the Freedom of Information Act. The requested documents relate to exemptions from Renewable Fuel Standard compliance obligations granted by EPA.

Although the maintenance of the 15.0 billion gallon threshold for volume requirements that may be met with corn-based ethanol in the final 2018 Rule and the proposed 2019 rule signal support from the EPA and the Trump administration for domestic ethanol production, the Trump administration could still elect to materially modify, repeal, or otherwise invalidate the RFS.  Any such reform could adversely affect the demand and price for ethanol and the Company's profitability.

Tax Cuts and Job Act

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Reform Act”) was signed into law.  The Tax Reform Act includes significant changes to the taxation of partnership entities.  The Company continues to evaluate the impact of the Tax Reform Act with its professional advisors.  The full impact of the Tax Reform Act on the Company in future periods cannot be predicted at this time. On March 23, 2018, Congress rescinded an unintended consequence of the Tax Reform Act under section 199A, which provided certain tax benefits to producers selling grain to cooperative associations and enabled a potential marketplace advantage over other agribusiness companies.

Results of Operations for the Three Months Ended July 31, 2018 and 2017

The following table shows summary information from the results of our operations and the approximate percentage of revenues, costs of goods sold, operating expenses and other items to total revenues in our unaudited condensed consolidated statements of operations for the three months ended July 31, 2018 and 2017 (amounts in thousands).

	Three Months Ended July 31,
	2018		2017
	(unaudited)		(unaudited)
Statement of Operations Data	Amount	%	Amount	%
Revenues	$53,221	100.0%	$54,251	100.0%
Cost of Goods Sold	49,527	93.1%	50,048	92.3%
Gross Profit	3,694	6.9%	4,203	7.7%
Operating Expenses	1,459	2.7%	1,463	2.7%
Operating Income	2,235	4.2%	2,740	5.0%
Other Expense, net	(105)	(0.2)%	(18)	(0.0)%
Net Income	2,130	4.0%	2,722	5.0%
Less: Net Income Attributable to Non-controlling Interest	(128)	(0.2)%	(672)	(1.2)%
Net Income Attributable to Granite Falls Energy, LLC	$2,002	3.8%	$2,050	3.8%

Revenues

Our consolidated revenue is derived principally from sales of our three primary products: ethanol, distillers’ grains and corn oil. Revenues from these products represented approximately 99.6% of our total revenues for the three months ended July 31, 2018 and 2017. The remaining approximately 0.4% is attributable to miscellaneous other revenue for the three months ended July 31, 2018 and 2017 and is made up of incidental sales of corn syrup at HLBE's plant and revenues from natural gas pipeline operations at Agrinatural, net of intercompany eliminations for distribution fees paid by HLBE to Agrinatural for natural gas transportation services.

The following table shows the sources of our consolidated revenue and the approximate percentage of revenues from those sources to total revenues in our unaudited condensed consolidated statements of operations for the three months ended July 31, 2018:

	Three Months Ended July 31, 2018
	Sales Revenue	% of Total Revenues
Revenue Sources	(in thousands)
Ethanol sales	$40,419	75.9%
Distillers' grains sales	10,514	19.8%
Corn oil sales	2,078	3.9%
Miscellaneous other	210	0.4%
Total Revenues	$53,221	100.0%

The following table shows the sources of our consolidated revenue and the approximate percentage of revenues from those sources to total revenues in our condensed consolidated unaudited statements of operations for the three months ended July 31, 2017:

	Three Months Ended July 31, 2017
	Sales Revenue	% of Total Revenues
Revenue Sources	(in thousands)
Ethanol sales	$44,146	81.4%
Distillers' grains sales	7,213	13.3%
Corn oil sales	2,676	4.9%
Miscellaneous other	216	0.4%
Total Revenues	$54,251	100.0%

Our total consolidated revenues decreased by approximately 1.9% for the three months ended July 31, 2018, as compared to the three months ended July 31, 2017.  This decrease was due to the decrease in the average price received for our ethanol and corn oil, as well as decreased production and sales at the HLBE plant, which was partially mitigated by the increase in the average price received for our distillers’ grains. The following table reflects quantities of our three primary products sold and the average net prices received for the three months ended July 31, 2018 and 2017:

	Three Months Ended July 31, 2018		Three Months Ended July 31, 2017
	Quantity Sold	Avg. Net Price	Quantity Sold	Avg. Net Price
Product	(in thousands)		(in thousands)
Ethanol (gallons)	31,466	$1.28	31,998	$1.38
Distillers' grains (tons)	80	$131.60	78	$92.39
Corn oil (pounds)	8,961	$0.23	9,461	$0.28

Ethanol

Total revenues from sales of ethanol decreased by approximately 8.4% for the three months ended July 31, 2018 compared to the same period of 2017 due to a decrease of approximately 6.9% in the average price per gallon we received for our ethanol, coupled with an approximately 1.7% decrease in aggregate volume sold. The aggregate decrease in the number of gallons sold is due to an approximately 6.2% decrease in the number of gallons sold at the HLBE plant resulting decreased ethanol production at the HLBE plant during the 2018 period, which was mitigated, in part, by an approximate 3.2% increase in the volume of ethanol sold at the GFE plant during the 2018 period.  The increase in gallons produced at the GFE plant was due to increased ethanol production during the 2018 period.  The decrease in ethanol prices is due to increased production industry-wide which resulted in higher inventories.  Additionally, ongoing concerns related to recent trade disputes and RVO waivers granted by the EPA exempting certain refiners from compliance with the RFS negatively impacted ethanol prices.

From time to time, we engage in hedging activities with respect to our ethanol sales. At July 31, 2018, GFE had fixed and basis contracts for forward ethanol sales for various delivery periods through September 2018 valued at approximately $11.8 million. At July 31, 2018, HLBE had fixed and basis contracts for forward ethanol sales for various delivery periods through September 2018 valued at approximately $11.7 million.  Separately, ethanol derivative instruments resulted in losses of approximately $286,000 and $123,000 during the three months ended July 31, 2018 and 2017, respectively.

Distillers' Grains

Total revenues from sales of distillers’ grains increased by approximately 45.8% for the three months ended July 31, 2018 compared to the same period of 2017.  This increase was due to an approximately 42.4% increase in the average price per ton we received for our distillers’ grains, coupled with an approximately 2.3% increase in the volumes sold from period to period.  We sold more tons of distillers’ grains in the three months ended July 31, 2018 as compared to the same period in 2017 due to increased ethanol production at the GFE plant which increased its output of distillers’ grains.  The decrease in tons produced at the HLBE plant was due primarily to decreased ethanol production and increased production of wet distillers’ grains. The increase in the market price of distillers’ grains is due to a stronger domestic market as a result of increases in prices of soybean meal and increased export demand, particularly from Vietnam and Argentina.

At July 31, 2018, GFE had forward distillers’ grains sales contracts valued at approximately $848,000 for various delivery periods through August 2018 and HLBE had forward distillers’ grains sales contracts valued at approximately $2.5 million for various delivery periods through August 2018.

Corn Oil

Total revenues from sales of corn oil decreased by approximately 22.3% for the three months ended July 31, 2018 compared to the same period of 2017 due to an approximately 18.0% decrease in the average price per pound received for our corn oil, coupled with an approximately 5.3% decrease in pounds sold from period to period.  We sold fewer pounds of corn oil during the three months ended July 31, 2018 as compared to the same period in 2017 due to due to an approximately 24.2% decrease in pounds sold at HLBE’s plant, offset by an approximately 17.7% increase in pounds sold at the GFE plant.  HLBE’s reduced corn oil sales is attributable to reduced ethanol production and decreased oil extraction rates per bushel of corn at the HLBE plant for the three months ended July 31, 2018 compared to the same period of 2017.  Comparatively, the increase in corn oil sales at the GFE plant for the 2018 period is due to increased ethanol production during the three months ended July 31, 2018.  Management expects our corn oil production will be relatively stable going forward.

Management attributes the decrease in corn oil prices to lower prices for soybean oil, which may be substitute for corn oil in certain circumstances and is frequently a competing raw material to corn oil for biodiesel production. Management expects corn oil prices will remain relatively steady in the near term.  However, we may experience lower demand for corn oil from the biodiesel industry as the 2019 RVOs for biodiesel were only up slightly from the 2018 levels, which may result in lower biodiesel production unless the biodiesel tax credit is further extended by Congress. However, lower soybean oil prices and the current oversupply of corn oil due to the substantial increase in corn oil production during the last few years will likely continue to negatively impact corn oil prices.

At July 31, 2018, GFE had forward corn oil sales contracts valued at approximately $829,00 for various delivery periods through December 2018. At July 31, 2018, HLBE had forward corn oil sales contracts valued at approximately $775,000 for various delivery periods through December 2018.

Cost of Goods Sold

Our cost of goods sold decreased by approximately 1.0% for the three months ended July 31, 2018, as compared to the three months ended July 31, 2017.  However, as a percentage of revenues, our cost of goods sold increased to approximately 93.1% for the three months ended July 31, 2018, as compared to approximately 92.3% for the same period in 2017 due primarily to the narrowing of our operating margin resulting from declines in the average price received for our ethanol and corn oil. Approximately 90% of our total costs of goods sold is attributable to our ethanol production segment. The cost of goods sold per gallon of ethanol sold for the three months ended July 31, 2018 and 2017 was approximately $1.42 and $1.41 per gallon, respectively.

The following table shows the costs of corn and natural gas (our two largest single components of costs of goods sold), as well as all other components of cost of goods sold, which includes processing ingredients, electricity, and wages, salaries and benefits of production personnel, and the approximate percentage of costs of those components to total costs of goods sold in our unaudited condensed consolidated statements of operations for the three months ended July 31, 2018:

	Three Months Ended July 31, 2018
	Cost	% of Cost of Goods Sold
	(in thousands)
Corn costs	$36,605	73.9%
Natural gas costs	2,627	5.3%
All other components of costs of goods sold	10,295	20.8%
Total Cost of Goods Sold	$49,527	100.0%

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

Corn

Our aggregate cost of corn was approximately 0.2% more for the three months ended July 31, 2018 compared to the same period of 2017, due to an approximately 0.5% increase in the number of bushels of corn processed, offset by a 0.3% decrease in the average price per bushel paid for corn from period to period. The corn-ethanol price spread (the difference between the price per gallon of ethanol and the price per bushel of grain divided by 2.8) for the three months ended July 31, 2018 was approximately $0.09 lower than the corn-ethanol price spread we experienced for same period of 2017.  Management anticipates corn prices to increase slightly due to increased global demand and corn stocks to usage ratio. Decreased corn supply and slightly higher demand has resulted in recent increases in corn prices. We may continue to experience some short term corn price volatility.

From time to time we enter into forward purchase contracts for our commodity purchases and sales. At July 31, 2018, GFE had approximately 6.4 million bushels of cash and basis contracts for forward corn purchase commitments for delivery periods through December 2021. At July 31, 2018, HLBE had approximately 4.2 million bushels of cash and basis contracts for forward corn purchase commitments for various delivery periods through June 2019.

Our corn derivative positions resulted in gains of approximately $1.8 million and $288,000 for the three months ended July 31, 2018 and 2017, respectively, which decreased cost of goods sold.  We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn in cost of goods sold as the changes occur. As corn prices fluctuate, the value of our derivative instruments is impacted, which affects our financial performance. We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.

Natural Gas

Our cost of goods sold related to natural gas costs decreased approximately 6.7% for the three months ended July 31, 2018, as compared to the three months ended July 31, 2017.  Management attributes this decrease in cost of natural gas from period to period to decreased natural gas consumption, partially offset by higher natural gas prices during the three months ended July 31, 2018.

From time to time we enter into forward purchase contracts for our natural gas purchases. We had no gain or loss on natural gas derivative instruments for the three months ended July 31, 2018 and 2017. We recognize the gains or losses that result from the changes in the value of our derivative instruments from natural gas in cost of goods sold as the changes occur.

Operating Expenses

Operating expenses include wages, salaries and benefits of administrative employees at the plant, insurance, professional fees, property taxes, and similar costs. Our operating expenses decreased by approximately 0.3% for the three months ended July 31, 2018 compared to the same period ended 2017.  However, as a percentage of total revenues, operating expenses remained consistent from period to period.

Operating Income

Our income from operations for the three months ended July 31, 2018 decreased by approximately 18.4% compared to the same period of 2017.  This decrease resulted largely from decreased prices received for our ethanol and corn oil at our plants and the narrowing of our net operating margin.

Other Expense, Net

We had approximately $65,000 additional interest expense for the 2018 period, and less other income and interest income, resulting in net other expense of approximately $105,000 and $18,000 during the three months ended July 31, 2018 and 2017, respectively.

Results of Operations for the Nine months ended July 31, 2018 and 2017

The following table shows summary information from the results of our operations and the approximate percentage of revenues, costs of goods sold, operating expenses and other items to total revenues in our unaudited condensed consolidated statements of operations for the nine months ended July 31, 2018 and 2017 (amounts in thousands).

	Nine Months Ended July 31,
	2018		2017
	(unaudited)		(unaudited)
Statement of Operations Data	Amount	%	Amount	%
Revenue	$161,764	100.0%	$161,629	100.0%
Cost of Goods Sold	151,250	93.5%	146,625	90.7%
Gross Profit	10,514	6.5%	15,004	9.3%
Operating Expenses	4,787	3.0%	4,655	2.9%
Operating Income	5,727	3.5%	10,349	6.4%
Other Income, net	88	0.1%	324	0.2%
Net Income	5,815	3.6%	10,673	6.6%
Less: Net Income Attributable to Non-controlling Interest	(1,264)	(0.8)%	(2,616)	(1.6)%
Net Income Attributable to Granite Falls Energy, LLC	$4,551	2.8%	$8,057	5.0%

Revenues

Revenues from our three primary products: ethanol, distillers’ grains and corn oil, represented approximately 99.0% and 99.2% of our total consolidated revenues for the nine months ended July 31, 2018 and 2017, respectively.  Miscellaneous other revenues attributable to incidental sales of corn syrup and Agrinatural revenues (net of eliminations) represented 1.0% and 0.8% of our consolidated revenues for the nine months ended July 31, 2018 and 2017, respectively.

The following table shows the sources of our consolidated revenue and the approximate percentage of revenues from those sources to total revenues in our unaudited condensed consolidated statements of operations for the nine months ended July 31, 2018:

	Nine Months Ended July 31, 2018
Revenue Sources	Sales Revenue	% of Total Revenues
Ethanol sales	$122,887	76.0%
Distillers' grains sales	30,936	19.1%
Corn oil sales	6,318	3.9%
Miscellaneous other	1,623	1.0%
Total Revenues	$161,764	100.0%

The following table shows the sources of our consolidated revenue and the approximate percentage of revenues from those sources to total revenues in our unaudited condensed consolidated statements of operations for the nine months ended July 31, 2017:

	Nine Months Ended July 31, 2017
Revenue Sources	Sales Revenue	% of Total Revenues
Ethanol sales	$131,378	81.3%
Distillers' grains sales	21,860	13.5%
Corn oil sales	7,158	4.5%
Miscellaneous other	1,233	0.7%
Total Revenues	$161,629	100.0%

Our total consolidated revenues increased by approximately 0.1% for the nine months ended July 31, 2018, as compared to same period of 2017, primarily due to an increase the average price received for our distillers’ grains, which was partially offset by decreases in the average price received for our ethanol and corn oil.  The following table reflects quantities of our three primary products sold and the average net prices received for the nine months ended July 31, 2018 and 2017:

	Nine Months Ended July 31, 2018		Nine Months Ended July 31, 2017
Product	Quantity Sold	Avg. Net Price	Quantity Sold	Avg. Net Price
Ethanol (gallons)	97,983	$1.25	94,567	$1.39
Distillers' grains (tons)	235	$131.64	234	$93.41
Corn oil (pounds)	26,649	$0.24	26,119	$0.27

Ethanol

Total revenues from sales of ethanol decreased by approximately 6.5% for the nine months ended July 31, 2018 compared to the same period of 2017 due primarily to an approximately 9.7% decrease in the average price per gallon we received, which was partially mitigated by an approximately 3.6%  increase in the volume of ethanol sold.  The increase in gallons of ethanol sold from period to period was primarily due to an approximately 6.9% increase in the volume sold at the HLBE plant resulting from an increase in production at its plant during the 2018 period.  The decrease in ethanol prices resulted principally from increased production industry-wide, which exceeded demand, resulting in higher inventories that pushed ethanol prices downward.

Our ethanol derivative instruments resulted in a gain of approximately $108,000 during the nine months ended July 31, 2018.  Comparatively, our derivative positions resulted in a loss of approximately $395,000 during the nine months ended July 31, 2017.

Distillers' Grains

Total revenues from sales of distillers’ grains increased by approximately 41.5% for the nine months ended July 31, 2018 compared to the same period of 2017.  This increase is due to an approximately 40.9% higher average price per ton received for our distillers’ grains from period to period, coupled with an approximately 0.4%  increase in aggregate tons sold.  We produced more total tons of distillers’ grains during the nine months ended July 31, 2018 compared to the nine months ended July 31, 2017 due to increased ethanol production in the 2018 period.  The increase in the market price of distillers’ grains is due to a stronger domestic market as a result of increases in prices of soybean meal and increased export demand.

Corn Oil

Total revenues from sales of corn oil decreased by approximately 11.7% for the nine months ended July 31, 2018 compared to the nine months ended July 31, 2017 due to an approximately 13.5%  decrease in the average price per pound we received for our corn oil which was partially mitigated by an approximately 2.0%  increase in pounds sold from period to period. The increase in volume sold for the nine months ended July 31, 2018 compared to the same period of 2017 is attributable to increased ethanol production during the nine months ended July 31, 2018.

Cost of Goods Sold

Our cost of goods sold increased by approximately 3.2% for the nine months ended July 31, 2018, as compared to the nine months ended July 31, 2017.  As a percentage of revenues, our cost of goods sold also increased to approximately 93.5% for the nine months ended July 31, 2018, as compared to approximately 90.7% for the same period in 2017 due to the narrower margin between the price of ethanol and the price of corn from period to period.  The cost of goods sold per gallon of ethanol sold for the nine months ended July 31, 2018 and 2017 was approximately $1.40.

The following table shows the costs of corn and natural gas (our two largest single components of costs of goods sold), as well as all other components of cost of goods sold, which includes processing ingredients, electricity, and wages, salaries and benefits of production personnel, and the approximate percentage of costs of those components to total costs of goods sold in our unaudited condensed consolidated statements of operations for the nine months ended July 31, 2018:

	Nine Months Ended July 31, 2018
	Cost	% of Cost of Goods Sold
	(in thousands)
Corn costs	$109,700	72.5%
Natural gas costs	9,252	6.1%
All other components of costs of goods sold	32,298	21.4%
Total Cost of Goods Sold	$151,250	100.0%

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

Corn

Our cost of goods sold related to corn was approximately 3.0% more for the nine months ended July 31, 2018 compared to the same period of 2017, due primarily to an approximately 2.1% increase in the number of bushels of corn processed, coupled with a 0.9% increase in the average price per bushel paid for corn from period to period.  For the nine months ended July 31, 2018 and 2017, we processed approximately 33.6 million and 32.9 million bushels of corn, respectively.  The corn-ethanol price spread (the difference between the price per gallon of ethanol and the price per bushel of grain divided by 2.8) for the nine months ended July 31, 2018, was approximately $0.15 lower than the corn-ethanol price spread we experienced for same period of 2017.

We had gains related to corn derivative instruments of approximately $567,000 and $857,000 for the nine months ended July 31, 2018 and 2017, respectively, which decreased our costs of goods sold.

Natural Gas

Natural gas costs decreased 0.5% for the nine months ended July 31, 2018 as compared to the nine months ended July 31, 2017. The decrease in natural gas costs was primarily due to lower natural gas costs during the 2018 period.

Our natural gas derivative positions resulted in a loss of approximately $2,000 during the nine months ended July 31, 2018, which increased our cost of goods sold. Comparatively, we had no gain or loss on natural gas derivative instruments during the nine months ended July 31, 2017.

Operating Expenses

Operating expenses for the nine months ended July 31, 2018 increased 2.8% compared to the nine months ended July 31, 2017.  However, as a percentage of total revenues, operating expenses only slightly increased to 3.0% for the nine months ended July 31, 2018, as compared to 2.9% for the nine months ended July 31, 2017.

Operating Income

Our income from operations for the nine months ended July 31, 2018 was approximately $4.6 million less compared to the same period of 2017.  This decrease resulted largely from increased prices for corn relative to the price of ethanol, which narrowed our operating margin.

Other Income, Net

We had net other income of approximately $88,000 and $324,000 during the nine months ended July 31, 2018 and 2017, respectively.  We had less other income due to less patronage income and increased interest expense during the 2018 period.

Investments

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

Ringneck is a South Dakota limited liability company that is constructing an 80 million gallon per year ethanol manufacturing plant in outside of Onida, South Dakota in Sully County. The units GFE acquired in Ringneck are subject to restrictions on transfer, therefore, this should not be considered a liquid investment.  It may take a significant amount of time before we realize a return on our investment, if we realize a return on the investment at all.

On June 29, 2018, GFE completed a $2.0 million investment in in Harvestone Group, LLC (“Harvestone”), acquiring 20 preferred membership units of Harvestone.  GFE’s capital contribution was sufficient to secure GFE the right to appoint one advisor to the advisory committee to the managers of Harvestone and has appointed Eric Baukol, its Risk Manager, to serve as its appointed advisor.

Harvestone is a start-up ethanol marketing, logistics, and trading company headquartered in Franklin, Tennessee.  Harvestone is owned by several other ethanol producers and other private investors that expects that its primary business will be marketing and trading for member and non-member ethanol producers.

Neither Ringneck nor Harvestone conducted federally-registered offerings and neither company is a registered reporting company with SEC.  Therefore, we do not expect that information about Ringneck or Harvestone will be available via the SEC’s EDGAR filing system. As a result, it may be difficult for our investors to obtain information about Ringneck and Harvestone.

GFE’s investments in Ringneck and Harvestone are subject to significant restrictions on transfer under the respective operating agreements of Ringneck and Harvestone.  As a result, GFE’s investments in these companies are not liquid and it may take a significant amount of time before GFE realizes a return on either investment, if at all.

Changes in Financial Condition at July 31, 2018 and October 31, 2017

The following table highlights our financial condition at July 31, 2018 and October 31, 2017 (amounts in thousands):

	July 31, 2018	October 31, 2017
	(unaudited)
Current Assets	$34,968	$45,203
Total Assets	$114,797	$127,090
Current Liabilities	$7,132	$8,980
Long-Term Debt, less current portion	$8,296	$8,466
Members' Equity attributable to Granite Falls Energy, LLC	$76,771	$83,999
Non-controlling Interest	$22,598	$25,645

The decrease in total current assets is attributable to a decrease in cash on hand of approximately $6.3 million at July 31, 2018 compared to October 31, 2017.  The decrease in cash was due primarily to payment of distributions to members in January 2018 and deferred payments to producers.  Additionally, we had a decrease in accounts receivable of approximately $5.0 million at July 31, 2018 compared to October 31, 2017.  Offsetting these decreases were increases in inventory of approximately $378,000, restricted cash of approximately $58,000, the value of our commodity derivative instruments of approximately $310,000, and prepaid expenses and other current assets of approximately $254,000 at July 31, 2018 compared to October 31, 2017.  Contributing to the decrease in total assets was an approximately $4.0 million decrease in property and equipment primarily due to depreciation expense during the 2018 period.

Our current liabilities decreased approximately $1.8 million at July 31, 2018 compared to October 31, 2017, due to decreases of approximately $1.7 million in accounts payable, approximately $110,000 in the current portion of our long-term debt payable, and accrued expenses of approximately $112,000 as of July 31, 2018.  These decreases were partially offset by an increase of approximately $30,000 in commodity derivative instruments of July 31, 2018. Our accounts payable were less at July 31, 2018 compared to October 31, 2017 due to the timing of payments to vendors during the nine months ended July 31, 2018.

Our long-term debt decreased approximately $170,000 at July 31, 2018 compared to October 31, 2017. The decrease is primarily due to assessments paid under HLBE’s industrial water supply treatment agreement with the City of Heron Lake and Jackson County.

Members’ equity attributable to Granite Falls Energy, LLC at July 31, 2018 compared to October 31, 2017 decreased by approximately $7.2 million. The decrease was related to the distribution to our members of approximately $11.8 million during January 2018, offset by our approximately $4.6 million of net income attributable to GFE during the nine months ended July 31, 2018.

Non-controlling interest totaled approximately $22.6 million and $25.6 million at July 31, 2018 and October 31, 2017, respectively.  This is directly related to recognition of the 49.3% noncontrolling interest in HLBE.

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

Cash Flows

The following table shows our cash flows for the nine months ended July 31, 2018 and 2017 (amounts in thousands):

	2018	2017
	(unaudited)	(unaudited)
Net cash provided by operating activities	$13,902	$22,364
Net cash used in investing activities	$(3,784)	$(2,376)
Net cash used in financing activities	$(16,370)	$(13,410)
Net increase (decrease) in cash	$(6,252)	$6,578

Operating Cash Flows

During the nine months ended July 31, 2018, operations provided less cash compared to the same period of 2017 primarily due to lower net income in the 2018 period. Additionally, changes in various working capital components, including inventory and commodity derivative instruments, contributed to the decrease in cash provided during the 2018 period.

Investing Cash Flows

Cash used in investing activities was approximately $1.4 million more for the nine months ended July 31, 2018, compared to the same period of 2017. During the nine months ended July 31, 2018, we used $1.8 million of cash for capital expenditures and general plant improvements and $2.0 million for GFE’s investment in Harvestone.  Comparatively, during the nine months ended July 31, 2017, we used approximately $1.7 million of cash for capital expenditures and GFE used $750,000 for its initial payment towards its subscription for its Ringneck investment.

Financing Cash Flows

During the nine months ended July 31, 2018, we used cash to make payments of approximately $280,000 on our long-term debt and make payments of approximately $11.8 million in distributions to our unit holders and approximately $4.3 million to non-controlling interests. Comparatively, during the same period of 2017, we made payments of approximately $11.2 million in distributions to our unit holders, approximately $1.9 million payments on in checks drawn in excess of bank balance, principal payments of approximately $325,000 on HLBE’s long-term debt and purchased approximately $47,000 of units in HLBE.

Indebtedness

GFE’s Seasonal Revolving Loan

GFE has a credit facility with AgCountry Farm Credit Services, PCA, formerly known as United FCS (“AgCountry”), for which CoBank serves as the administrative agent.  The credit facility consists of a seasonal revolving loan.  Under the seasonal revolving loan, GFE may borrow, repay, and re-borrow up to the aggregate principal commitment of $6.0 million until its maturity on October 1, 2018, unless a later date is agreed to by CoBank.  The outstanding balance on the seasonal revolving loan totaled $0 at July 31, 2018 and October 31, 2017.  Therefore, the aggregate principal amount available to GFE for additional borrowing was $6.0 million at July 31, 2018 and October 31, 2017.

The seasonal revolving loan bears interest from date funds are first advanced on the loan through maturity, at a rate per annum equal to the sum of the One Month LIBOR Index Rate plus 2.75% per annum, which was 4.83% and 3.99% at July 31, 2018 and October 31, 2017, respectively.  GFE pays an unused commitment fee on the unused portion of the seasonal revolving loan commitment at the rate of 0.250% per annum. The credit facility with AgCountry is secured by substantially all of GFE’s assets.

Under the AgCountry credit facility, GFE is subject to certain financial and non-financial covenants that limit GFE distributions and debt and require minimum working capital, and debt service coverage ratio.  GFE agreed to a debt service coverage ratio of 1.5 to 1.0 and to maintain minimum working capital of $10.0 million.  GFE is permitted to pay distributions to its members up to 75% of its net income for the year in which the distributions are paid provided that immediately prior to the distribution and after giving effect to the distribution, no default exists and GFE is in compliance with all of its loan covenants including compliance with the financial covenants.  Further, GFE agreed not create or incur any indebtedness except for debt to AgCountry, accounts payable to trade creditors, subordinated debt owed to Project Hawkeye, or debt to other lenders in an aggregate amount not exceed $750,000 or make loans or advances or invest in any entity, other than its investments in HLBE and Ringneck, without the consent of CoBank or AgCountry.  CoBank consented to our investment in Harvestone.

As of July 31, 2018, GFE was in compliance with these financial covenants. However, if market conditions deteriorate in the future, circumstances may develop which could result in GFE violating the financial covenants or other terms of its credit facility. If GFE fails to comply with the terms of its credit agreement with AgCountry, and AgCountry refuses to waive the non-compliance, AgCountry could terminate the credit facility and any commitment to loan funds to GFE.

GFE’s Other Credit Arrangement

GFE has a credit facility with Project Hawkeye for a $7.5 million loan to finance the balance of its subscription in Ringneck.  Interest on Project Hawkeye loan accrues at a variable rate equal to the sum of the One Month LIBOR Index Rate plus 3.05% per annum, with an interest rate floor of 3.55%, which was 5.13% and 4.29% at July 31, 2018 and October 31, 2017, respectively.

The Project Hawkeye loan requires annual interest payments only for the first two years of the loan and monthly principal and interest payments for years three through nine based on a seven-year amortization period.  The monthly amortized payments will be re-amortized following any change in interest rate. The entire outstanding principal balance of the loan, plus any accrued and unpaid interest thereon, is due and payable in full on August 2, 2026. GFE is permitted to voluntarily prepay all or any portion of the outstanding balance of this loan at any time without premium or penalty.  As of July 31, 2018 and October 31, 2017, there was $7.5 million outstanding under the Project Hawkeye credit facility.

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

   HLBE’s Compeer Credit Facility

HLBE has a comprehensive credit facility with Compeer Financial, FLCA and Compeer Financial, PCA, collectively formerly known as AgStar Financial Services, FLCA (“Compeer”) for which CoBank, ACP (“CoBank”) serves as the administrative agent.   This credit facility includes an amended and restated revolving term loan with a $4.0 million principal commitment and a revolving seasonal line of credit with a $4.0 million principal commitment.   In exchange for the loans, HLBE granted liens on all property (real and personal, tangible, and intangible) which include, among other things, a mortgage on the property, a security interest on commodity trading accounts, and assignment of material contracts.  Please refer to Item 1 - Financial Statements, Note 6 - Debt Financing for additional details. As of July 31, 2018, there were no amounts outstanding under HLBE’s credit facility with Compeer and the aggregate principal amount available to HLBE for borrowing under each of the amended revolving term loan and seasonal revolving loan was $4.0 million.

Under the Compeer credit facility, HLBE is subject to certain financial and non-financial covenants that limit the HLBE’s distributions and debt and require minimum working capital, minimum local net worth, and debt service coverage ratio.  HLBE agreed to a debt service coverage ratio of 1.15 to 1.0, to maintain minimum working capital $8.0 million through September 30, 2018 and $10.0 million thereafter, and to maintain net worth of $32.0 million.  HLBE is permitted to pay distributions to its members up to 75% of its net income for the year in which the distributions are paid, provided that immediately prior to the distribution and after giving effect to the distribution, no default exists and HLBE is in compliance with all of its loan covenants.  Further, HLBE agreed not to make loans or advances to Agrinatural that exceed an aggregate principal amount of approximately $6.6 million without the consent of Compeer.

As of July 31, 2018, HLBE was in compliance with these loan covenants. However, if market conditions deteriorate in the future, circumstances may develop which could result in HLBE violating the financial covenants or other terms of its amended credit facility.  If HLBE fails to comply with the terms of its credit facility with Compeer, and Compeer refuses to waive the non-compliance, Compeer could terminate the credit facility and any commitment to loan funds to HLBE.

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

In May 2006, HLBE entered into an industrial water supply treatment agreement with the City of Heron Lake and Jackson County. Under this agreement, HLBE pays monthly installments over 24 months starting January 1, 2007 equal to one years' debt service on approximately $3.6 million in water revenue bonds, which will be returned to HLBE if any funds remain after final payment in full on the bonds and assuming HLBE complies with all payment obligations under the agreement. There was a total of approximately $1.1 million in outstanding water revenue bonds at July 31, 2018 and October 31, 2017. HLBE classifies its obligations under these bonds as assessments payable. The interest rates on the bonds range from 6.55% to 8.73%.

Agrinatural Credit Facilities

In July 2014, HLBE extended a five-year term loan to Agrinatural in an aggregate principal amount of approximately $3.06 million (the “Original Agrinatural Credit Facility”).  The Original Agrinatural Credit Facility requires monthly principal payments of $36,000, plus accrued interest.  Interest on the Original Agrinatural Credit Facility accrues at a variable rate equal to the One-Month LIBOR rate plus 4.0%, with the interest rate capped and not to exceed 6.0% per annum.   Final payment of amounts borrowed under Original Agrinatural Credit Facility is due and payable in full on May 1, 2019.

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

The balance of this loan was approximately $1.6 million at July 31, 2018 and $2.0 million at October 31, 2017.

In March 2015, HLBE extended an additional four-year term loan in the original principal amount of $3.5 million to Agrinatural (the “Additional Agrinatural Credit Facility”).  Under the terms of the Additional Agrinatural Credit Facility, for each of calendar years, 2017, 2018 and 2019, Agrinatural may not, without consent of HLBE, proceed with and pay for capital expenditures in an amount in excess of $100,000 plus the amount of contributions in aid of construction received by Agrinatural from customers for capital improvements (“CIAC”), less a reserve for distribution to the Agrinatural members to cover the income or other taxes imposed as a result of receipt of CIAC in an amount equal to 40% of CIAC.

Interest on the Additional Agrinatural Credit Facility accrues at a variable rate equal to the One-Month LIBOR rate plus 4.0%, with the interest rate capped and not to exceed 6.0% per annum.  Agrinatural is required to make monthly installments of principal plus accrued interest.  The entire principal balance and accrued and unpaid interest on the term loan is due and payable in full on May 1, 2019.

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

The balance of this loan was approximately $2.1 million at July 31, 2018 and $2.5 million at October 31, 2017.

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

At July 31, 2018, our critical accounting estimates continue to include those described in our annual report on Form 10-K for the fiscal year ended October 31, 2017. Management has not changed the method of calculating and using estimates and assumptions in preparing our condensed consolidated unaudited financial statements in accordance with generally accepted accounting principles in the United States of America.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from our credit facilities with AgCountry, HLBE's credit facilities with Compeer and HLBE’s note payable to the minority owner of Agrinatural. The specifics of these credit facilities are discussed in greater detail in “Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Indebtedness”.

At July 31, 2018, there were no amounts outstanding under GFE’s credit facility with AgCountry or HLBE’s credit facility with Compeer.  Therefore, at July 31, 2018, we had exposure to interest rate risk only from the amounts outstanding under GFE’s credit facility with Project Hawkeye.  Below is a sensitivity analysis we prepared regarding GFE’s income exposure to changes in interest rates.

The sensitivity analysis below shows the anticipated effect on our income from a 10% adverse change in interest rates for a one-year period.

Outstanding Variable
Rate Debt at	Interest Rate at	Interest Rate Following 10%	Approximate Adverse
July 31, 2018	July 31, 2018	Adverse Change	Change to Income
$7,500,000	5.13%	5.65%	$39,000

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

As of July 31, 2018, GFE had price protection in place for approximately 14.0% and 85.0% of its anticipated corn and natural gas needs, respectively, and approximately 3.0%, 5.0%, and 20.0% of its ethanol, distillers’ grains, and corn oil sales, respectively, for the next 12 months. As of July 31, 2018, HLBE had price protection in place for approximately 14.0% of its anticipated corn needs and approximately 3.0%, 7.0%, and 20.0% of its ethanol, distillers’ grains, and corn oil sales, respectively, for the next 12 months. Through these contracts we hope to minimize risk from future market price fluctuations and basis fluctuations. As input prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for us.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the fair value of our corn and natural gas prices and average ethanol price as of July 31, 2018, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for both of the GFE and HLBE plants for a one year period from July 31, 2018.  The results of this sensitivity analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements		Hypothetical Adverse
	for the next 12 months	Unit of	Change in Price as of	Approximate Adverse
	(net of forward and futures contracts)	Measure	July 31, 2018	Change to Income
Ethanol	98,200,000	Gallons	10%	$12,800,000
Corn	36,500,000	Bushels	10%	$12,200,000
Natural Gas	1,950,000	MMBTU	10%	$701,000

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

Effectiveness of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and General Manager (the principal executive officer), Steve Christensen, along with our Chief Financial Officer (the principal financial officer), Stacie Schuler, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2018. Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A.   Risk Factors

The risk factors below should be read in conjunction with the risk factors previously discussed in Item 1A of our Form 10-K for the fiscal year ended October 31, 2017, as supplemented by the risk factors disclosed in Item 1A of our Form 10-Q for the three months ended January 31, 2018 and April 30, 2018.  Additional risks and uncertainties, including risks and uncertainties not presently known to us, or that we currently deem immaterial, could also have an adverse effect on our business, financial condition and/or results of operations.

Failures Of Our Information Technology Infrastructure Could Have A Material Adverse Effect On Operations.

We utilize various software applications and other information technology that are critically important to our business operations. We rely on information technology networks and systems, including the internet, to process, transmit and store electronic and financial information, to manage a variety of business processes and activities, including production, manufacturing, financial, logistics, sales, marketing, and administrative functions. We depend on our information technology infrastructure to communicate internally and externally with employees, customers, suppliers, and others. We also use information technology networks and systems to comply with regulatory, legal and tax requirements. These information technology systems, some of which are managed by third parties, may be susceptible to damage, disruptions or shutdowns due to failures during the process of upgrading or replacing software, databases, or components thereof, power outages, hardware failures, computer viruses, attacks by computer hackers or other cybersecurity risks, telecommunication failures, user errors, natural disasters, terrorist attacks or other catastrophic events. If any of our significant information technology systems suffer severe damage, disruption or shutdown, and our disaster recovery and business continuity plans do not effectively resolve the issues in a timely manner, our product sales, financial condition, and results of operations may be materially and adversely affected.

A Cyber Attack Or Other Information Security Breach Could Have A Material Adverse Effect On Our Operations and Result In Financial Losses.

We are regularly the target of attempted cyber and other security threats and must continuously monitor and develop our information technology networks and infrastructure to prevent, detect, address, and mitigate the risk of unauthorized access, misuse, computer viruses and other events that could have a security impact. If we are unable to prevent cyber attacks and other information security breaches, we may encounter significant disruptions in our operations which could adversely impact our business, financial condition and results of operations or result in the unauthorized disclosure of confidential information. Such breaches may also harm our reputation, result in financial losses, or subject us to litigation or other costs or penalties.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

None.

Item 5.   Other Information

None.

Item 6.   Exhibits.

(a)	The following exhibits are included in this report.

Exhibit No.	Exhibit
10.1	Subscription Agreement for Harvestone Group, LLC dated June 29, 2018

31.1	Certification of Chief Executive Officer pursuant to 17 CFR 240.13a-14(a)*

31.2	Certification of Chief Financial Officer pursuant to 17 CFR 240.13a-14(a)*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350*

101

The following financial information from Granite Falls Ethanol, LLC's Quarterly Report on Form 10-Q for the three and nine months ended July 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at July 31, 2018 and October 31, 2017; (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended July 31, 2018 and 2017; (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended July 31, 2018 and 2017; and (iv) Notes to Condensed Consolidated Unaudited Financial Statements.*

*   Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANITE FALLS ENERGY, LLC

Date: September 14, 2018	/s/ Steve Christensen
Steve Christensen
Chief Executive Officer

/s/ Stacie Schuler
Date: September 14, 2018	Stacie Schuler
Chief Financial Officer