Form 10-K
period 2018-10-31
Granite Falls Energy, LLC
filed 2019-01-29
CIK 1181749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended October 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

The aggregate market value of the 20,094 membership units held by non-affiliates of the registrant (computed by reference to the most recent offering price of membership units) was $20,094,000 as of April 30, 2018. The membership units are not listed on an exchange or otherwise publicly traded. Additionally, the membership units are subject to significant restrictions on transfer under the registrant’s operating and member control agreement. The value of the membership units for this purpose has been based solely upon the initial offering price of the membership units. In determining this value, the registrant has assumed that all of its governors, chief executive officer, chief financial officer and beneficial owners of 5% or more of its outstanding membership units are affiliates, but this assumption shall not apply to or be conclusive for any other purpose.

As of January 29,  2019, there were 30,606 membership units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant has incorporated by reference into Part III of this Annual Report on Form 10-K portions of its definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Annual Report (October 31, 2018). This proxy statement is referred to in this report as the 2019 Proxy Statement.

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

In July 2013, we  acquired controlling interest in Heron Lake BioEnergy, LLC (“Heron Lake BioEnergy” or “HLBE”), which owns an ethanol plant located near Heron Lake, Minnesota.  As of October 31, 2018, we control approximately 50.7% of HLBE’s outstanding membership units through our wholly owned subsidiary, Project Viking, L.L.C. As a result of our majority ownership, we have the right to appoint five (5) of the nine (9) governors to HLBE’s board of governors under its member control agreement.

On November 1, 2016,  we subscribed to purchase 1,500 capital units of Ring-neck Energy & Feed, LLC (“Ringneck”) at a price of $5,000 per unit for a total of $7,500,000 and paid a subscription deposit of $750,000.  By letter dated July 12, 2017, GFE was notified of Ringneck’s acceptance of GFE’s subscription.  On August 2, 2017, GFE borrowed $7.5 million under its credit facility with Project Hawkeye, LLC (“Project Hawkeye”), an affiliate of Fagen, Inc., which is a member of GFE, and paid $6,750,000 to Ringneck as payment of the remaining balance of GFE’s subscription. Details regarding our subscription for investment in Ringneck are provided below in the section titled “Investments.”  Details of the Project Hawkeye credit facility are provided below in the section below entitled “ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Indebtedness - Granite Falls Energy - GFE’s Other Credit Arrangement.”

On June 29, 2018, we subscribed to purchase 20 preferred membership units of Harvestone Group, LLC (“Harvestone”) at a price of $100,000 per unit for a total of $2,000,000. We paid the $2,000,000 in connection with our subscription, which is reflected in our investing cash flows. Harvestone is a Delaware limited liability company that provides ethanol marketing, logistics, and trading services. Harvestone’s headquarters are located in Franklin, Tennessee. Harvestone is owned by several other ethanol producers and other private investors and expects that its primary business will be marketing and trading for member and non-member ethanol producers. GFE’s investment is sufficient to grant it the right to appoint one advisor to the advisory committee to the managers of Harvestone. Details regarding our subscription for investment in Harvestone are provided below in the section titled “Investments.”

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

The GFE plant has an annual nameplate production capacity of approximately 63 million gallons of denatured ethanol, but is currently permitted to produce up to 70 million gallons of undenatured ethanol on a twelve-month rolling sum basis. The HLBE plant has an approximate annual nameplate production capacity of approximately 65 million gallons of denatured ethanol, but is currently permitted to produce up to approximately 72.3 million gallons of undenatured fuel-grade ethanol on a twelve-month rolling sum basis.  We intend to continue working toward increasing production at both the GFE and HLBE plants to take advantage of the additional production allowed pursuant to our permits as long as we believe it is profitable to do so.

HLBE also owns a controlling 73.0% interest in Agrinatural Gas, LLC (“Agrinatural”), through its wholly owned subsidiary, HLBE Pipeline Company, LLC. The remaining 27.0% non-controlling interest is owned by Rural Energy Solutions, LLC (“RES”).  Agrinatural is a natural gas pipeline company that was formed to construct, own, and operate the natural gas pipeline that provides natural gas to HLBE’s ethanol production facility and other customers through a connection with the natural gas pipeline facilities of Northern Border Pipeline Company in Cottonwood County, Minnesota.  Agrinatural owns approximately 190 miles of natural gas pipeline and provides natural gas to HLBE’s ethanol plant and other commercial, agricultural and residential customers through a connection with the natural gas pipeline facilities of Northern Border Pipeline Company. Agrinatural’s revenues are generated through natural gas distribution fees and sales. HLBE is its largest customer by volume and revenue.

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

Additionally, we also realize relatively immaterial revenue from natural gas pipeline operations at Agrinatural, HLBE’s majority owned subsidiary.  Before and after accounting for intercompany eliminations, these revenues from Agrinatural represent less than 1% of our consolidated gross revenues and have little to no impact on the overall performance of the Company.  Therefore, our management does not separately review Agrinatural’s revenues, cost of sales or other operating performance information.  Rather, management reviews Agrinatural’s natural gas pipeline financial data on a consolidated basis with our ethanol production operating segment. Additionally, management believes that the presentation of separate operating performance information for Agrinatural’s natural gas pipeline operations would not provide meaningful information to a reader of the Company’s financial statements and would not achieve the basic principles and objectives of ASC 280.

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

Principal Products

The principal products from ethanol production at GFE’s plant and HLBE’s plant, and from which we derive nearly all our revenue, are fuel-grade ethanol, distillers’ grains, and non-edible corn oil.  In addition, HLBE’s plant also has miscellaneous other revenue generated by sales of corn syrup, a by-product of the ethanol production process, and revenues from Agrinatural’s natural gas pipeline operations.  We did not introduce any new products or services as part of our ethanol production segment during our fiscal year ended October 31, 2018.

The table below shows the approximate percentage of our total revenue which is attributable to each of our principal products for each of the last three fiscal years.

	2018	2017	2016
Ethanol	76.0%	81.1%	79.3%
Distillers' Grains	19.0%	13.6%	15.8%
Corn Oil	3.9%	4.5%	4.1%
Misc. Other Revenue*	1.1%	0.8%	0.8%

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

We expect a majority of our ethanol to continue to be marketed and sold domestically. In addition, as domestic production of ethanol continues to expand, we anticipate increased international sales. Over our past fiscal year, exports of ethanol have increased with Brazil receiving the largest percentage of ethanol produced in the United States and Canada in second place. India, China, Netherlands, South Korea, and Philippines have also been top destinations.  However, ethanol export demand is more unpredictable than domestic demand and tends to fluctuate over time as it is subject to monetary and political forces in other nations. For example, a strong US Dollar is a force that may negatively impact ethanol exports from the United States.  Additionally, the imposition of tariffs and duties on imported ethanol from the U.S. can also negatively impact domestic export demand.

Although exports to China substantially increased during 2016 over 2015, China imported comparatively negligible volumes during both 2017 and 2018.  This reduction is due to China’s increase of the tariff on ethanol imported from the U.S. to 45% as of April 2, 2018, compared to the previous 30% tariff imposed in 2017, and the subsequent increase of the 45% tariff to 70% as of July 6, 2018.  Notably, on September 13, 2017, China’s National Development and Reform Commission, the National Energy Board and 15 other state departments issued a joint plan to expand the use and production of biofuels containing up to 10% ethanol by 2020. It is unclear whether China will be able to meet the 10% target without importing US ethanol. However, there is no assurance the recently issued joint plan will lead to increased imports of US ethanol.

During 2017, Brazil also adopted import quotas on imported ethanol, which negatively impacted U.S. exports to Brazil.  The import quota imposed a 20% tariff on U.S. ethanol imports in excess of 150 million liters, or 39.6 million gallons per quarter. The tariff is valid for two years, which means that it is due to expire in September 2019.  U.S. exports to Brazil have remained steady from our 2017 fiscal year to our 2018 fiscal year. However, this tariff may continue to have a negative impact on the export market demand and prices for ethanol produced in the United States.

We transport our ethanol primarily by rail.  In addition to rail, we service certain regional markets by truck from time to time.  We believe that regional pricing tends to follow national pricing less the freight difference.

Distillers’ Grains Markets

We sell distillers’ grains as animal feed for beef and dairy cattle, poultry, and hogs. Most of the distillers’ grains that we sell are in the form of dried distillers’ grains.  Currently, the U.S. ethanol industry exports a significant amount of dried distillers’ grains, which may increase as worldwide acceptance grows. According to the U.S. Grains Council, total U.S. distiller’s grains exports through October 2018 were approximately 7.7% higher than distiller’s grains exports for the same period last year. Top export markets include Mexico, the European Union, Vietnam, Thailand, and South Korea.

Historically, the United States ethanol industry exported a significant amount of distillers’ grains to China and Vietnam. However, during 2016, China began an anti-dumping and countervailing duty investigation related to distillers’ grains imported from the U.S. which contributed to a decline in distillers’ grains shipped to China during 2016. In January 2017, the Chinese issued final tariffs on U.S. distillers’ grains. The Chinese distillers’ grains anti-dumping tariffs range from 42.2% to 53.7% and the anti-subsidy tariffs range from 11.2% to 12%. The imposition of these duties has resulted in a significant decline in demand from this top importer requiring U.S. producers to seek out alternative markets. Exports to China within the last year have grown markedly but are still substantially below the pre-tariff export level. There is no guarantee that distillers’ grains exports to Chinese will resume.

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

Ethanol Distribution

Eco-Energy is the ethanol marketer for both the GFE plant and HLBE plant. Pursuant to our marketing agreements, Eco-Energy purchases and markets the entire ethanol output of GFE’s and HLBE’s ethanol plants.  Under GFE’s ethanol marketing agreement, GFE is responsible for securing all of the rail cars necessary for the transport of ethanol by rail except for 59 rail cars leased to GFE by Eco-Energy. Under HLBE’s ethanol marketing agreement, Eco-Energy arranges for the transportation of HLBE’s ethanol. GFE and HLBE pay Eco-Energy a marketing fee per gallon of ethanol sold, as well as a fixed lease fee for rail cars leased from Eco-Energy. The marketing fee and timing of payments by Eco-Energy were negotiated based on prevailing market-rate conditions for comparable ethanol marketing services.

Our agreements with Eco-Energy expire on December 31, 2019.  However, the agreements provide for automatic renewals for three additional terms of three-years each unless terminated by either party by providing written notice to the other party at least 90 days prior to the end of the then current term.

Distillers’ Grains Distribution

RPMG, Inc. (“RPMG”)  is the distillers’ grains marketer for our Granite Falls plant.  Pursuant to GFE’s distillers’ grains marketing agreement, RPMG markets all the distillers’ grains produced at the Granite Falls plant.  The contract commenced on February 1, 2011, with an initial term of one year, and will continue in effect until terminated by either party at its unqualified option, by providing written notice of not less than 90 days to the other party.

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

Corn Oil Distribution

RPMG is also the corn oil marketer for both the GFE plant and the HLBE plant.  Currently, RPMG markets our corn oil, which is used primarily as a biodiesel feedstock and as a supplement for animal feed.  We pay RPMG a commission based on each pound of corn oil sold by RPMG under these marketing agreements. The contract for GFE commenced on April 29, 2010, and the contract for HLBE commenced on November 1, 2013. Both contracts have an initial term of one year, and will continue in effect until terminated by either party at its unqualified option, by providing written notice of not less than 90 days to the other party.

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

Ethanol prices were lower during fiscal year 2018 compared to fiscal year 2017.  Ethanol prices were lower during the fiscal year ended October 31, 2018 due to increased ethanol output and excess supply.  Management expects additional volatility for the price of ethanol in 2019.  Ethanol supply is projected to level out in 2019, and demand is expected to increase in 2019. However, there is no guarantee that either of these patterns will occur. Due to low ethanol and feedstock prices, exports grew in 2018 and are projected to continue to grow in 2019.  This is positive for the ethanol industry, but does introduce additional risk as international demand is more volatile than domestic demand.  U.S. gas demand was flat year over year in 2018, while ethanol as a percentage of the fuel supply remained steady.  Ethanol consumption is projected to increase slightly in 2019; however, there is no guarantee that this projection will be accurate. A decrease in demand for either gasoline or ethanol blends would adversely impact the price of ethanol, which could result in a material adverse effect on our business, results of operations and financial condition.

Sources and Availability of Raw Materials

The primary raw materials used in the production of ethanol at our plants are corn and natural gas.  Our plants also require significant and uninterrupted amounts of electricity and water.

Corn

Ethanol production requires substantial amounts of corn. The cost of corn represented approximately 71.4%, 72.2%, and 74.1%  of our cost of goods sold for the years ended October 31, 2018, 2017, and 2016, respectively. At GFE’s  current production rate of approximately 63 million gallons of undenatured ethanol per year, the GFE plant requires approximately 21.5 million bushels of corn per year. The HLBE ethanol plant requires approximately 22.5 million bushels of corn per year to operate at its current production rate of approximately 65 million gallons of undenatured ethanol per year.

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

On June 1, 2017, GFE began posting bids for the purchase of corn directly from grain elevators, farmers, and local dealers within approximately 80 miles of Granite Falls, Minnesota.  On September 1, 2017, GFE began accepting delivery of corn at its Granite Falls plant.  Typically, HLBE purchases its corn directly from grain elevators, farmers, and local dealers within approximately 80 miles of Heron Lake, Minnesota. Neither GFE’s nor HLBE’s members are obligated to deliver corn to the Granite Falls plant or Heron Lake plant.

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

Since corn is the primary raw material we use to produce our products, the availability and cost of corn can have a significant impact on the profitability of our operations. Corn prices were lower during the first, second, and third quarters of our 2018 fiscal year, as compared to our 2017 fiscal year, as a result of several consecutive years of favorable corn crops.  Corn prices were higher during the fourth quarter of our 2018 fiscal year, as compared to our 2017 fiscal year, due to strong demand and potential weather threats. If we experience a drought or other unfavorable weather condition during our 2019 fiscal year, the price we pay for corn and the availability of corn near our plants could be negatively impacted. If we experience a localized shortage of corn, we may be forced to purchase corn from producers who are farther away from our ethanol plants which can increase our transportation costs.

Utilities

Natural Gas

Natural gas is a significant input to our manufacturing process. The cost of natural gas represented approximately 6.0%, 6.3%, and 5.1%, of our cost of sales for the years ended October 31, 2018, 2017,  and 2016,  respectively.

We do not anticipate any problems securing the natural gas we require to continue to operate our plants at capacity during our 2019 fiscal year or beyond.  At GFE’s plant, we pay Center Point Energy/Minnegasco a per unit fee to move the natural gas through the pipeline, and we have guaranteed to move a minimum of 1,500,000 mmBTU annually through December 31, 2025, which is the ending date of the agreement.  GFE also has an agreement with Kinetic Energy Group.  On our behalf, Kinetic Energy Group procures contracts with various natural gas vendors to supply the natural gas necessary to operate the GFE plant.  We determined that sourcing our natural gas from a variety of vendors is more cost-efficient than using an exclusive supplier.

HLBE has a facilities agreement with Northern Border Pipeline Company, which allows HLBE to access an existing interstate natural gas pipeline located approximately 16 miles north from its plant.  HLBE has entered into a firm natural gas transportation agreement with its majority owned subsidiary, Agrinatural.  Under the terms of the firm natural gas transportation agreement, Agrinatural will provide natural gas to the HLBE plant with a specified price per MMBTU for a term ending on October 31, 2021, with an automatic renewal option for an additional five year period.  HLBE also has a base agreement for the sale and purchase of natural gas with Constellation NewEnergy—Gas Division, LLC (“Constellation”). HLBE buys all of its natural gas from Constellation and this agreement runs through March 31, 2022.

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

Electricity

Our plants require a continuous supply of electricity.  We have agreements in place to supply electricity to our plants. Our GFE plant obtains electricity from Minnesota Valley Light and Power Cooperative, and our HLBE plant obtains electricity from Federated Rural Electric.  We do not anticipate any problems securing the electricity that we require to continue to operate our plants at capacity during our 2019 fiscal year or beyond.

Water

We do not anticipate any problems securing the water that we require to continue to operate our plants at capacity during our 2019 fiscal year or beyond. GFE obtains the water necessary to operate its plant from the Minnesota River with an adjustable gravity-flow intake system.

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

Competition

Ethanol Competition

Domestic Competition

We sell our ethanol in a highly competitive market.  Ethanol is a commodity product where competition in the industry is predominantly based on price. On a national scale, we are in direct competition with numerous other ethanol producers.  According to the Renewable Fuels Association (“RFA”), as of November 15, 2018, there are approximately 217 biorefineries with a total nameplate capacity of approximately 16.5 billion gallons of ethanol per year, with an additional eight plants under expansion or construction with capacity to produce an additional 258 million gallons.  However, the RFA estimates that approximately 3.2% of the ethanol production capacity in the U.S. was not operating as of November 15, 2018.

The following table identifies the top five largest ethanol producers in the U.S. along with their production capacities.

Nameplate Capacity
Company	(mmgy)
Archer Daniels Midland	1,716
POET Biorefining	1,711
Green Plains, Inc.	1,408
Valero Renewable Fuels	1,400
Flint Hills Resources LP	840

Updated: November 15, 2018, Renewable Fuels Association

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

Local Competition

A majority of the U.S. ethanol plants, and therefore, the greatest number of gallons of ethanol production capacity, are concentrated in the corn-producing states of Iowa, Nebraska, Illinois, Indiana, Minnesota, South Dakota, Ohio, Wisconsin, Kansas, and North Dakota.  According to the RFA, as of November 15, 2018, Minnesota is one of the top producers of ethanol in the U.S. with 22 ethanol plants producing an aggregate of approximately 1.3 billion gallons of ethanol per year. Therefore, we face increased regional and local competition because of the location of our ethanol plant.

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

The RFS sets the statutory RVO for corn-based ethanol at 15 billion gallons beginning in 2016 and each year thereafter through 2022. On November 30, 2018,  the EPA announced the final rule for 2018 RVOs, which was set at 15.0 billion gallons for corn-based ethanol.  This rule is set at 100% of the original conventional biofuel requirement of 15.0 billion gallons, and is considered a favorable outcome by the industry. The 2018 final rule also set advanced biofuels at 4.29 billion gallons, for overall RVOs of 19.29 billion gallons for 2018.

 On November 30, 2018, the EPA announced the final 2019 RVOs, setting the RVOs for conventional ethanol at 15.0 billion gallons, advanced biofuels at 4.92 billion gallons and cellulosic ethanol at 0.42 billion gallons, for overall RVOs of 19.92 billion gallons for 2019.  Although this final rule achieves the statutory RVO for conventional corn-based ethanol originally set by Congress when the RFS was enacted, it reduces the overall RVOs below the overall statutory level of 26 billion gallons.

The following chart illustrates the potential U.S. ethanol demand based on the schedule of minimum usage established by the RFS program through the year 2022 (in billions of gallons):

						Maximum Amount of Corn-based
		Total Renewable Fuel	Cellulosic	Biodiesel	Advanced	Ethanol That Can Be Used to
Year	RVO Source	RVO	Ethanol RVO	RVO	Biofuel	Satisfy Total Renewable Fuel RVO
2017	RFS Statute	24.00	5.50	-	9.00	15.00
	EPA Final Rule(1)	19.28	0.31	2.00	4.28	15.00
2018	RFS Statute	26.00	7.00	-	11.00	15.00
	EPA Final Rule(2)	19.29	0.29	2.10	4.29	15.00
2019	RFS Statute	28.00	8.50	-	13.00	15.00
	EPA Final Rule (3)	19.92	0.42	2.10	4.92	15.00
2020	RFS Statute	30.00	10.50	-	15.00	15.00
2021	RFS Statute	33.00	13.50	-	18.00	15.00
2022	RFS Statute	36.00	16.00	-	21.00	15.00

(1)Final EPA RFS RVOs for 2017 issued November 2016.

(2)Final EPA RFS RVOs for 2018 issued November 2017.

(3)Final EPA RFS RVOs for 2019 issued November 2018.

Current ethanol production capacity exceeds the EPA’s 2018 and 2019 RVOs that can be satisfied by corn-based ethanol.  According to the RFS, if mandatory renewable fuel volumes are reduced by at least 20% for two consecutive years, the EPA is required to modify, or reset, statutory volumes through 2022. In October 2018, the Office of Management and Budget announced that the 20% thresholds “have been met or are expected to be met in the near future.” As a result, the EPA is proposing a rulemaking that will propose modifying the applicable volumes targets for cellulosic biofuel, advanced biofuel, and total renewable fuels for the years 2020-2022. Additionally, the EPA will be proposing volume requirements for biomass-based diesel for 2021 and 2022. Because the timetable for the rulemaking overlaps with the annual standard-setting rulemakings, the rulemaking will also include the applicable percentage standards for 2020. If the statutory RVOs are reduced as a result of reset, it could have an adverse effect on the market price and demand for ethanol which would negatively impact our financial performance.

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

Management anticipates that there will be further legal challenges to the EPA's reduction in the volume requirements, including the final rules for 2017, 2018, and 2019. However, if the EPA's decision to reduce the volume requirements under the RFS is allowed to stand, or if the volume requirements are further reduced, it could have an adverse effect on the market price and demand for ethanol which would negatively impact our financial performance.

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

There is growing availability of E85 for use in flexible fuel vehicles, however it is limited due to lacking infrastructure. In addition, the industry has been working to introduce E15 to the retail market since the EPA approved its use vehicles model year 2001 and newer. However, wide spread adoption of E15 is hampered by regulatory and infrastructure hurdles in many states, as well as consumer acceptance. Additionally, sales of E15 may be limited because: (i) it is not approved for use in all vehicles; (ii) the EPA requires a label that management believes may discourage consumers from using E15; and (iii) retailers may choose not to sell E15 due to concerns regarding liability. In addition, different gasoline blendstocks may be required at certain times of the year in order to use E15 due to federal regulations related to fuel evaporative emissions. This may prevent E15 from being used during certain times of the year in various states. However, in October 2018, President Trump directed the EPA to promulgate a regulation making E15 available year-round. The Office of Management and Budget expects that the EPA will release a proposed rule in February 2019, with the final rule scheduled to be issued in May 2019. Notably, much of the EPA’s staff was subject to furlough due to a partial government shutdown in January 2019. It is also important to note that the oil industry is expected to challenge this rulemaking. As a result, there is no guarantee that the year-round E15 rule will be finalized pursuant to the proposed timeline, nor is there a guarantee that the rule will ever be finalized.

Obligated parties use renewable identification numbers (“RINs”) to show compliance with RFS-mandated volumes. RINs are attached to renewable fuels by producers and detached when the renewable fuel is blended with transportation fuel or traded in the open market. The market price of detached RINs affects the price of ethanol in certain markets and influences the purchasing decisions by obligated parties. Under the RFS, small refineries may petition for and be granted temporary exemptions from the RVOs if they can demonstrate that compliance with the RVOs would cause disproportionate economic hardship. Waivers granted in 2016 and 2017 effectively lowered the RVOs by at least 1.6 billion gallons, according to the Renewable Fuels Association. On December 20, 2018, the EPA released data on the number of waivers filed, which indicated that, as of December 18, 2018, 22 petitions for waivers for the 2018 compliance year have been received. For the 2017 compliance year, 37 petitions have been received. To date, the EPA has approved 29 of those petitions, with 7 currently pending and 1 declared ineligible or withdrawn. The 29 approved petitions have exempted approximately 1.46 billion RINs, which is approximately 13.62 billion gallons of gasoline and diesel, from meeting the RFS blending targets. It is expected that additional petitions for waivers for the 2018 compliance year will be received by the EPA. It is also expected that the EPA will approve a significant number of these waiver petitions, thereby exempting a substantial number of gallons of gasoline and diesel from meeting the RFS blending targets. These exemptions decrease demand for our products, which negatively impacts ethanol prices and our profitability.

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

In the fiscal year ended October 31, 2018,  GFE and HLBE incurred costs and expenses of approximately $102,000 and  $133,000 respectively, complying with environmental laws, including HLBE’s civil penalty for non-compliance.  Although we have been successful in obtaining all of the permits currently required to operate our plants, any retroactive change in environmental regulations, either at the federal or state level, could require us to obtain additional or new permits or spend considerable resources in complying with such regulations.

On January 13, 2015 and March 30, 2015, HLBE and GFE, respectively, submitted efficient producer petitions to the EPA.  The EPA awarded efficient producer pathway approval to HLBE and GFE on March 12, 2015 and May 13, 2015, respectively.  In the approval determinations, the EPA’s analysis indicated that HLBE achieved at least a 20.1% reduction and GFE achieved a 26.0% reduction in greenhouse gas (“GHG”) emissions for their non-grandfathered volumes compared to the baseline lifecycle GHG emissions.

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

Financial Information about Geographic Areas

All of our operations are domiciled in the U.S. All of the products sold to our customers for fiscal years 2018, 2017,  and 2016 were produced in the U.S. and all of our long-lived assets are domiciled in the U.S.  We have engaged third-party professional marketers who decide where our products are marketed and we have no control over the marketing decisions made by our third-party professional marketers. These third-party marketers may decide to sell our products in countries other than the U.S.  However, we anticipate that our products will primarily be sold in the U.S.

Investments

On November 1, 2016, we subscribed to purchase 1,500 capital units of Ring-neck Energy & Feed, LLC (“Ringneck”) at a price of $5,000 per unit for a total of $7,500,000.  We paid a down payment of $750,000 in connection with our subscription, and signed a promissory note for $6,750,000 for the remaining balance of the subscription. By letter dated July 12, 2017, GFE was notified of Ringneck’s acceptance of GFE’s subscription and that payment of the balance of GFE’s subscription due under the promissory note was due no later than August 2, 2017.  On August 2, 2017, GFE borrowed $7.5 million under its credit facility with Project Hawkeye, LLC (“Project Hawkeye”), an affiliate of Fagen, Inc., which is a member of GFE, and paid the remaining balance due on GFE’s subscription of $6,750,000 to Ringneck.  Details of the Project Hawkeye credit facility are provided below in the section below entitled “PART II - ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Credit Arrangements”.

Ringneck is a South Dakota limited liability company that intends to build an 80 million gallon per year ethanol manufacturing plant in outside of Onida, South Dakota in Sully County. GFE’s investment is sufficient to grant it the right to appoint one director to the board of directors of Ringneck and GFE has appointed Steve Christensen, its CEO, to serve as its appointed director. The units we acquired in Ringneck are subject to restrictions on transfer; therefore, this should not be considered a liquid investment.  It may take a significant amount of time before we realize a return on our investment, if we realize a return on the investment at all.

Ringneck offered its units pursuant to a private placement memorandum. Additionally, because Ringneck is not conducting a federally-registered offering, we do not expect that information about Ringneck will be available via the SEC’s EDGAR filing system. Therefore, it may be difficult for our investors to obtain information about Ringneck.

In connection with our subscription, GFE entered into a credit facility with Project Hawkeye pursuant to which GFE borrowed $7.5 million to finance the investment in Ringneck. Details of the Project Hawkeye credit facility are provided below in the section below entitled “PART II - ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Credit Arrangements”.

On June 29, 2018, we subscribed to purchase 20 preferred membership units of Harvestone Group, LLC (“Harvestone”) at a price of $100,000 per unit for a total of $2,000,000. We paid the $2,000,000 in connection with our subscription, which is reflected in our investing cash flows. Harvestone is a Delaware limited liability company that provides ethanol marketing, logistics, and trading services. Harvestone’s headquarters are located in Franklin, Tennessee. Harvestone is owned by several other ethanol producers and other private investors and expects that its primary business will be marketing and trading for member and non-member ethanol producers. Marketing and trading operations commenced in January 2019. GFE’s investment is sufficient to grant it the right to appoint one advisor to the advisory committee to the managers of Harvestone, and GFE has appointed Erik Baukol, its Risk Manager, to serve as its appointed advisor.

The units we acquired in Harvestone are subject to restrictions on transfer; therefore, this should not be considered a liquid investment. It may take a significant amount of time before we realize a return on our investment, if we realize a return on the investment at all. Because Harvestone is not conducting a federally-registered offering, nor is it a registered reporting company with the SEC, we do not expect that information about Harvestone will be available via the SEC’s EDGAR filing system. Therefore, it may be difficult for our investors to obtain information about Harvestone.

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

Our success depends on our ability to efficiently produce and sell ethanol, and, to a lesser extent, distillers’ grains and corn oil. We do not have any other lines of business or other sources of revenue if we are unable to operate our ethanol plants and manufacture ethanol and its related co-products.  Further, all of our investments are in companies involved in the ethanol industry. Our majority owned subsidiary, HLBE, operates a natural gas pipeline through Agrinatural, its majority owned subsidiary.  Before and after accounting for intercompany eliminations, revenues from Agrinatural’s represent less than 1% of our consolidated revenues. Therefore, Agrinatural does not produce significant revenue to rely upon if we are unable to produce and sell ethanol and its co-products, or if the market for those products declines.  As result, if economic or political factors adversely affect the market for ethanol and its co-products, we have no other line of business to fall back on.  Our lack of diversification means that we may not be able to adapt to changing market conditions, changes in regulation, increased competition or any significant decline in the ethanol industry.  Our business would also be significantly harmed if the ethanol plants could not operate at full capacity for any extended period of time.

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

Because ethanol production produces distillers’ grains as a co-product, increased ethanol production will also lead to increased production of distillers’ grains. An increase in the supply of distillers’ grains, without corresponding increases in demand, could lead to lower prices or an inability to sell our distillers’ grains production. A decline in the price of distillers’ grains or the distillers’ grains market generally could have a material adverse effect on our business, results of operations and financial condition.

Management expects additional volatility for the price of ethanol in 2019.  Ethanol supply is expected to level out or increase in 2019, and demand is expected to increase in 2019, which may lead to market imbalances.  Due to low ethanol and feedstock prices, exports grew in 2018 and are projected to continue to grow in 2019.  This is positive for the ethanol industry, but does introduce additional risk as international demand is more volatile than domestic demand.  U.S. gas demand was flat year over year in 2018, while ethanol as a percentage of the fuel supply remained steady.  A decrease in demand for either gasoline or ethanol blends would adversely impact the price of ethanol, which could result in a material adverse effect on our business, results of operations and financial condition.

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

An increasing amount of our industry’s products are being exported.  The U.S. ethanol industry was supported during our 2018 fiscal year with exports of ethanol which increased demand for our ethanol. Management believes these additional exports of ethanol were due to lower market ethanol prices in the U.S. and increased global demand for ethanol.  However, these ethanol exports may not continue. If producers and exporters of ethanol and distillers’ grains are subjected to trade barriers when selling products to foreign customers, such as the tariffs currently in effect, there may be a reduction in the price of these products in the U.S.  Declines in the price we receive for our products will lead to decreased revenues and may result in our inability to operate the ethanol plant profitably.

If U.S. producers cannot satisfy import requirements imposed by countries importing distillers’ grains, export demand could be significantly reduced as a result. If export demand of distillers’ grains is significantly reduced as a result, the price of distillers’ grains in the U.S. would likely continue to decline which would have a negative effect on our revenue and could impact our ability to profitably operate which could in turn reduce the value of our units.

We face intense competition that may result in reductions in the price we receive for our ethanol, increases in the prices we pay for our corn, or lower gross profits.

Competition in the ethanol industry is intense. We face formidable competition in every aspect of our business from both larger and smaller producers of ethanol and distillers’ grains. Some larger producers of ethanol, such as Archer Daniels Midland Company, POET Biorefining, Cargill, Inc., and Valero Energy Corporation, have substantially greater financial, operational, procurement, marketing, distribution and technical resources than we have. We may not be able to compete with these larger entities. These larger ethanol producers may be able to affect the ethanol market in ways that are not beneficial to us which could affect our financial performance.

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

We have a concentration of credit risk because GFE sells all of the ethanol, distillers’ grains, and corn oil produced to two customers and HLBE sells all of its ethanol, distillers’ grains, and corn oil produced to three customers. Although we typically receive payments timely and within the terms of our marketing agreements with these customers, we continually monitor this credit risk exposure. These customers accounted for approximately 100.0%  of GFE’s revenue for the years ended October 31, 2018, 2017, and 2016,  and approximately 98.0% and 98.3% of GFE’s outstanding accounts receivable balance at October 31, 2018 and 2017, respectively.  At HLBE, these customers accounted for approximately 98.3%, 99.5%, and 98.3% of HLBE’s revenue for the years ended October 31, 2018, 2017, and 2016, respectively, and approximately 95.6% and 98.1% of HLBE’s outstanding accounts receivable balance at October 31, 2018 and 2017, respectively.  The inability of a third party to pay our accounts receivable may cause us to experience losses and may adversely affect our liquidity and our ability to make our payments when due.

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

By statute, the RFS requires that 16.55 billion gallons be sold or dispensed in 2013, increasing to 36.0 billion gallons by 2022, but caps the amount of corn-based ethanol that can be used to meet the renewable fuels blending requirements at 15.0 billion gallons for 2015 and thereafter. On November 30, 2018, the EPA announced final RVO requirements for the RFS for calendar year 2019. The corn-based biofuel requirement of 15.0 billion gallons equating to the statutory requirement level as originally set by Congress when the RFS was enacted. However, the overall RVOs were set at 19.92 billion gallons for 2019, more than 20% below the overall statutory level of 26 billion gallons, due to decreases in the RVOs for cellulosic ethanol and advanced biofuels.  The 2018 standard was also more than 20% below the overall statutory level.

According to the RFS, if mandatory renewable fuel volumes are reduced by at least 20% for two consecutive years, the EPA is required to modify, or reset, statutory volumes through 2022. In October 2018, the Office of Management and Budget announced that the 20% thresholds “have been met or are expected to be met in the near future.” As a result, the EPA is proposing a rulemaking that will propose modifying the applicable volumes targets for cellulosic biofuel, advanced biofuel, and total renewable fuels for the years 2020-2022. Additionally, the EPA will be proposing volume requirements for biomass-based diesel for 2021 and 2022. Because the timetable for the rulemaking overlaps with the annual standard-setting rulemakings, the rulemaking will also include the applicable percentage standards for 2020. If the statutory RVOs are reduced as a result of reset, it could have an adverse effect on the market price and demand for ethanol which would negatively impact our financial performance. Current ethanol production capacity exceeds the 2018 RVO standard which can be satisfied by corn-based ethanol. Reduction of blending requirements could reduce the demand for and price of ethanol. If demand for ethanol decreases, it could materially adversely affect our business, results of operations and financial condition.

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

In addition, different gasoline blendstocks may be required at certain times of the year in order to use E15 due to current federal regulations related to fuel evaporative emissions. This may prevent E15 from being used during certain times of the year in various states. However, in October 2018, President Trump directed the EPA to promulgate a regulation making E15 available year-round. The Office of Management and Budget expects that the EPA will release a proposed rule in February 2019, with the final rule scheduled to be issued in May 2019. Notably, much of the EPA’s staff was subject to furlough due to a partial government shutdown during January 2019. It is also important to note that the oil industry is expected to challenge this rulemaking. As a result, there is no guarantee that the year-round E15 rule will be finalized pursuant to the proposed timeline, nor is there a guarantee that the rule will ever be finalized.

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

We utilize various software applications and other information technology that are critically important to our business operations. We rely on information technology networks and systems, including the Internet, to process, transmit and store electronic and financial information, to manage a variety of business processes and activities, including production, manufacturing, financial, logistics, sales, marketing and administrative functions. We depend on our information technology infrastructure to communicate internally and externally with employees, customers, suppliers and others. We also use information technology networks and systems to comply with regulatory, legal and tax requirements. These information technology systems, some of which are managed by third parties, may be susceptible to damage, disruptions or shutdowns due to failures during the process of upgrading or replacing software, databases or components thereof, power outages, hardware failures, computer viruses, attacks by computer hackers or other cybersecurity risks, telecommunication failures, user errors, natural disasters, terrorist attacks or other catastrophic events. If any of our significant information technology systems suffer severe damage, disruption or shutdown, and our disaster recovery and business continuity plans do not effectively resolve the issues in a timely manner, our product sales, financial condition and results of operations may be materially and adversely affected.

A cyber attack or other information security breach could have a material adverse effect on our operations and result in financial losses.

We are regularly the target of attempted cyber and other security threats and must continuously monitor and develop our information technology networks and infrastructure to prevent, detect, address and mitigate the risk of unauthorized access, misuse, computer viruses and other events that could have a security impact.  If we are unable to prevent cyber attacks and other information security breaches, we may encounter significant disruptions in our operations which could adversely impact our business, financial condition and results of operations or result in the unauthorized disclosure of confidential information. Such breaches may also harm our reputation, result in financial losses or subject us to litigation or other costs or penalties.

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

Although we expect that a number of our members may qualify for the Qualified Business Income Deduction (“QBID”), you may not qualify for the QBID.

Your ownership of our units may qualify you for the QBID. Pursuant to the Tax Cuts and Jobs Act of 2017, the QBID allows for a deduction of up to 20% of the qualified business income (“QBI”) of an owner of a pass-through entity. QBI generally includes the net amount of qualified income, gain, deduction, and loss from a domestic trade or business in which the taxpayer is an owner. The calculation of the QBID depends on a variety of factors, with the most significant factor being the taxpayer’s taxable income. For married persons filing jointly with taxable income equal to or less than the threshold amount, which is subject to adjustment for inflation, of $315,000 ($157,500 for taxpayers filing single), a taxpayer’s QBID is the lesser of: (1) 20% of the taxpayer’s QBI, or (2) 20% of the taxpayer’s taxable income less their net capital gains. For married persons filing jointly with taxable income exceeding the above-referenced threshold amounts, the QBID is subject to further limitations, such as limitations based on the amount of W-2 wages paid with respect to that entity or business, the unadjusted basis of qualified property in the business, and the type of trade or business. Because the impact of this deduction is dependent upon your particular tax situation, you should consult your own tax advisor on your eligibility for the QBID. There is no guarantee that you will qualify for the QBID.

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

HLBE’s majority owned subsidiary, Agrinatural, property consists of 190 miles of distribution main pipelines and service pipelines, together with the associated easement and land rights, a town border station, meters and regulators, office and other equipment and construction in process. All of Agrinatural’s real property and assets are subject to mortgages in favor of HLBE as security for loan obligations owed to HLBE.

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

Fiscal Quarter	Low Per Unit Price	High Per Unit Price	Total Units Traded
2017 1st	$2,450	$2,650	70
2017 2nd	$2,703	$3,000	83
2017 3rd	$2,830	$3,103	121
2017 4th	$2,750	$2,900	98
2018 1st	$2,900	$3,100	26
2018 2nd	$3,130	$3,210	7
2018 3rd	$3,250	$3,500	29
2018 4th	$3,200	$3,200	5

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

Issuer Repurchases of Equity Securities

We did not make any repurchases of our units during fiscal year 2018.

Holders of Record

As of January 29,  2019, there were approximately 987 holders of record of our membership units.

As of October 31, 2018 and January 29, 2019, there were no outstanding options or warrants to purchase, or securities convertible for or into, our units.

Distributions

Granite Falls Energy

Distributions by GFE to its unit holders are in proportion to the number of units held by each unit holder.  A unit holder’s distribution is determined by multiplying the number of units by distribution per unit declared.  GFE’s board of governors has complete discretion over the timing and amount of distributions to our unit holders. However, GFE’s  credit facility with United FCS, PCA provides that we may not declare any distributions other than, for each fiscal year, one or more distributions up to an aggregate of 100% of the net profit (determined according to GAAP) for such fiscal year; provided that we are and will remain in compliance with all of the covenants, terms and conditions of the credit facility. If our financial performance and loan covenants permit, we expect to make future cash distributions at times and in amounts that will permit our members to make income tax payments, along with distributions in excess of these amounts. Cash distributions are not assured, however, and in the future, we may not be in a position to make distributions. Under Minnesota law, we cannot make a distribution to a member if, after the distribution, we would not be able to pay our debts as they become due or our liabilities, excluding liabilities to our members on account of their capital contributions, would exceed our assets.

Below is a table representing the cash distributions declared or paid to the members of Granite Falls Energy during the fiscal years ended October 31, 2018, 2017,  and 2016, and subsequent to our fiscal year ended October 31, 2018.   Based on the covenants discussed above, all of the below distributions were approved by our lender prior to distribution.

		Distribution	Distributed to GFE
Date Declared to GFE Members of Record:	Total Distribution	Per Unit	Members on:
December 20, 2018	$1,224,240	$40	January 25, 2019
December 21, 2017	$11,783,310	$385	January 29, 2018
December 22, 2016	$11,171,190	$365	January 26, 2017

Heron Lake BioEnergy

Distributions by HLBE to its unit holders are in proportion to the number of units held by each unit holder. A unit holder's distribution is determined by multiplying the number of units by distribution per unit declared. HLBE’s board of governors has complete discretion over the timing and amount of distributions to its unit holders. Distributions are restricted by certain loan covenants in its credit facility with Compeer.  Additionally, under Minnesota law, HLBE cannot make a distribution to a member if, after the distribution, it would not be able to pay its debts as they become due or its liabilities, excluding liabilities to its members on account of their capital contributions, would exceed its assets.

Below is a table representing the cash distributions declared or paid to HLBE’s members, as well as GFE’s share of the same, during the fiscal years ended October 31, 2018,  2017, and 2016. Based on the covenants discussed above, all of the below distributions were approved by HLBE’s lender prior to distribution. No additional distributions were either declared or paid in 2018.

		Distribution	Distributed to HLBE	Total Distribution
Date Declared to HLBE Members of Record:	Total Distribution	Per Unit	Members on:	to GFE:
December 21, 2017(1)	$8,572,532	$0.11	January 29, 2018	$4,342,341
December 17, 2015(2)	$3,896,605	$0.05	January 25, 2016	$4,730514

(1)At the record date, GFE owned 24,475,824 Class A membership units and 15,000,000 Class B units of HLBE, or approximately 50.7% of the outstanding membership units of HLBE.

(2)At the record date, GFE owned 24,420,949 Class A membership units and 15,000,000 Class B units of HLBE, or approximately 50.6% of the outstanding membership units of HLBE.

Unregistered Sales of Equity Securities

The Company had no unregistered sales of securities during fiscal year 2018.

Securities Authorized for Issuance Under Equity Compensation Plans

As of the date of this annual report, we had no “equity compensation plans” (including individual equity compensation arrangements) under which any of our equity securities are authorized for issuance.

Performance Graph

The following graph shows a comparison of cumulative total member return since October 31, 2013, calculated on a dividend reinvested basis, for the Company, the NASDAQ Composite Index (the “NASDAQ”) and an index of other companies that have the same SIC code as the Company (the “SIC Code Index”). The graph assumes $100 was invested in each of the Company’s units, the NASDAQ, and the Industry Index on October 31, 2013. Data points on the graph are annual. Note that historic stock price performance is not necessarily indicative of future unit price performance.

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

ITEM 6.  SELECTED FINANCIAL DATA

The following table presents selected consolidated financial and operating data as of the dates and for the periods indicated.  The following information includes consolidated financial and operating data for the fiscal years 2018, 2017, 2016, 2015, and 2014. The selected consolidated balance sheet financial data as of October 31, 2018 and 2017 and the selected consolidated statement of operations data and other financial data for each of the years in the three-year period ended October 31, 2018 have been derived from the audited consolidated financial statements included elsewhere in this Form 10-K.  The selected consolidated balance sheet financial data as of October 31, 2016,  2015 and 2014 and the selected consolidated statement of operations data and other financial data for the years ended October 31, 2015 and 2014 have been derived from our audited consolidated financial statements that are not included in this Form 10-K. The consolidated financial statements consolidate the operating results and financial position of GFE and its wholly owned subsidiary, Project Viking, which owns 50.7% of HLBE at October 31, 2018. The remaining approximately 49.3% ownership of HLBE is included in the consolidated financial statements as a non-controlling interest. This selected consolidated financial data should be read in conjunction with “ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” and the consolidated financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K. Among other things, those financial statements include more detailed information regarding the basis of presentation for the following consolidated financial data (amounts in thousands,  except per unit data and unless context otherwise requires).

Statement of Operations Data for the
fiscal year ended October 31,	2018	2017	2016	2015	2014
Revenues	$210,312	$215,782	$215,526	$231,255	$300,955
Cost of Goods Sold	200,727	194,683	198,627	208,654	237,434
Gross Profit	9,585	21,099	16,899	22,601	63,521
Operating Expenses	6,284	6,168	5,326	5,176	5,151
Operating Income	3,301	14,931	11,573	17,425	58,370
Other Income (Expense)	75	190	(345)	(478)	720
Net Income	3,376	15,121	11,228	16,947	59,090
Net Income Attributable to Non-controlling Interest	(512)	(3,636)	(2,505)	(3,360)	(10,317)
Net Income Attributable to Granite Falls Energy, LLC	$2,864	$11,485	$8,723	$13,587	$48,773
Amounts Attributable to Granite Falls Energy, LLC:
Weighted Average Units Outstanding - Basic and Diluted	30,606	30,606	30,606	30,606	30,606
Net Income Per Unit - Basic and Diluted	$93.58	$375.26	$285.00	$443.92	$1,593.61
Distributions Per Unit	$385.00	$365.00	$315.00	$1,050.00	$180.00

Balance Sheet Data at October 31,	2018	2017	2016	2015	2014
Current Assets	$38,608	$45,203	$40,349	$35,513	$49,402
Property and Equipment, net	66,676	72,271	78,968	84,304	88,028
Goodwill	1,372	1,372	1,372	1,372	1,372
Investments	9,500	7,500	—	—	—
Other Assets	705	744	782	822	860
Total Assets	$116,861	$127,090	$121,471	$122,011	$139,662

Current Liabilities	$12,132	$8,980	$14,337	$9,139	$11,580
Long-Term Debt, less current portion	7,799	8,466	1,393	6,712	2,112
Members' Equity Attributable to Granite Falls Energy, LLC	75,084	83,999	83,685	84,603	103,152
Non-controlling interest	21,846	25,645	22,056	21,557	22,818
Total Members' Equity	96,930	109,644	105,741	106,160	125,970
Total Liabilities and Members' Equity	$116,861	$127,090	$121,471	$122,011	$139,662

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

We prepared the following discussion and analysis to help readers better understand our financial condition, changes in our financial condition, and results of operations for the fiscal year ended October 31, 2018.  This discussion should be read in conjunction with the consolidated financial statements included herewith and notes to the consolidated financial statements thereto and the risk factors contained herein.

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

Plan of Operations Through October 31, 2019

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

In addition, we expect to continue to conduct routine maintenance and repair activities at the ethanol plants to maintain current plant infrastructure, as well as some small capital projects to improve operating efficiency. We anticipate using cash we generate from our operations and our credit facilities for each plant to finance these plant upgrade projects.

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

For the fiscal year ended October 31, 2018 compared to fiscal year ended October 31, 2017, our average price per gallon of ethanol sold decreased 11.1%. There has been an increased domestic supply of ethanol, and gasoline demand has been flat. While export demand has slightly increased, the increased domestic supply of ethanol overshadows any increase in export demand. Additionally, the increase in approved economic hardship exemptions from the RVOs has recently effectively lowered the RVOs by a significant number of gallons of domestic demand. If this trend continues, it may continue to negatively impact the U.S. ethanol market. Management believes that the ethanol outlook moving into fiscal year 2019 will remain relatively flat and our margins will remain tight due to abundant corn supplies and relatively flat gasoline demand.

Exports of ethanol have also been increasing; however,  export demand for ethanol is less consistent compared to domestic demand which can lead to ethanol price volatility. During 2017 Brazil and China adopted import quotas and/or tariffs on the importation of ethanol which are expected to continue to negatively impact U.S. exports. China, the number three importer of U.S. ethanol in 2016, has imported negligible volumes since imposing a 30% tariff on U.S. and Brazil fuel ethanol on January 1, 2017 (which was subsequently increased to 45% in April 2018, and then again increased to 70% in July 2018).

On September 1, 2017, Brazil’s Chamber of Foreign Trade imposed a 20% tariff on U.S. ethanol imports in excess of 150 million liters, or 39.6 million gallons per quarter. The tariff is valid for two years, which means that it is due to expire in September 2019. According to the RFA, during September 2017, Brazil fell out of the top two customers of U.S. ethanol exports for the first time in 16 months. However, U.S. exports to Brazil have remained steady from our 2017 fiscal year to our 2018 fiscal year. This tariff may still have a negative impact on the export market demand and prices for ethanol produced in the United States. Any decrease in U.S. ethanol exports could adversely impact the market price of ethanol unless domestic demand increases or foreign markets are developed.

Corn prices trended upward during the first half of fiscal year 2018, becoming more volatile and trending down during the latter part of fiscal year 2018 as harvest was completed. The latest estimates of supply and demand provided by the U.S. Department of Agriculture (“USDA”) estimate the 2017-18 ending corn stocks at approximately 1.8 billion bushels, and project the 2018-19 corn supply at approximately 16.8 billion bushels with corn consumption for ethanol and co-products steady at approximately 5.6 billion bushels, suggesting lower corn prices into the first half of fiscal 2019.  Weather, world supply and demand, current and anticipated stocks, agricultural policy and other factors can contribute to volatility in corn prices. If corn prices rise, it will have a negative effect on our operating margins unless the price of ethanol and distillers grains out paces rising corn prices.

Distillers’ grains prices increased in 2018 over 2017, due to export demand and resource availability. Top export markets include Mexico, the European Union, Vietnam, Thailand, and South Korea. Of note, however, is that export demand from China, historically one of the largest importers of U.S. produced distillers grains, has significantly declined. In 2017, China imposed significant anti-dumping and anti-subsidies on distillers’ grains imported from the U.S. which saw significant declines in exports of U.S. distillers’ grains to China. Exports to China within the last year have grown markedly but are still substantially below the pre-tariff export levels. There is no guarantee that distillers’ grains exports to China will resume at pre-tariff levels.

Management anticipates distillers’ grains prices will remain steady during our 2019 fiscal year, unless additional domestic demand or other foreign markets develop. Domestic demand for distillers’ grains could remain low if corn prices decline and end-users switch to lower priced alternatives.

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

Results of Operations for the Fiscal Years Ended October 31, 2018 and 2017

The following table shows the results of our operations and the percentage of revenues, costs of goods sold, operating expenses and other items to total revenues in our audited consolidated statements of operations for the fiscal years ended October 31, 2018 and 2017 (amounts in thousands):

	Fiscal Year Ended October 31,
	2018		2017
Statement of Operations Data	Amount	%	Amount	%
Revenue	$210,312	100.0%	$215,782	100.0%
Cost of Goods Sold	200,727	95.4%	194,683	90.2%
Gross Profit	9,585	4.6%	21,099	9.8%
Operating Expenses	6,284	3.0%	6,168	2.9%
Operating Income	3,301	1.6%	14,931	6.9%
Other Income, net	75	0.0%	190	0.1%
Net Income	3,376	1.6%	15,121	7.0%
Less: Net Income Attributable to Non-controlling Interest	(512)	(0.2)%	(3,636)	(1.7)%
Net Income Attributable to Granite Falls Energy, LLC	$2,864	1.4%	$11,485	5.3%

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

The following table shows the sources of our consolidated revenue and the approximate percentage of revenues from those sources to total revenues in our audited consolidated statements of operations for the fiscal year ended October 31, 2018 (amounts in thousands):

	Fiscal Year Ended October 31, 2018
Revenue Sources	Sales Revenue	% of Total Revenues
Ethanol sales	$159,945	76.0%
Distillers' grains sales	39,861	19.0%
Corn oil sales	8,240	3.9%
Miscellaneous other	2,266	1.1%
Total Revenues	$210,312	100.0%

The following table shows the sources of our consolidated revenue and the approximate percentage of revenues from those sources to total revenues in our audited consolidated statements of operations for the fiscal year ended October 31, 2017 (amounts in thousands):

	Fiscal Year Ended Fiscal October 31, 2017
Revenue Sources	Sales Revenue	% of Total Revenues
Ethanol sales	$175,073	81.1%
Distillers' grains sales	29,238	13.6%
Corn oil sales	9,702	4.5%
Miscellaneous other	1,769	0.8%
Total Revenues	$215,782	100.0%

Our total consolidated revenues decreased by approximately 2.5% for the fiscal year ended October 31, 2018, as compared to the fiscal year 2017, primarily due to decreases in the average price realized for our ethanol and corn oil which were partially mitigated by increases in average price realized for our distillers’ grains.

 The following table reflects quantities of our three primary products sold and the average net prices received for the fiscal years ended October 31, 2018 and 2017 (quantities in thousands):

	Fiscal Year Ended October 31, 2018		Fiscal Year Ended October 31, 2017
	Year Ended October 31, 2018		Year Ended October 31, 2017
Product	Quantity Sold	Avg. Net Price	Quantity Sold	Avg. Net Price
Ethanol (gallons)	129,935	$1.23	126,421	$1.39
Distillers' grains (tons)	309	$129.14	306	$95.57
Corn oil (pounds)	34,606	$0.24	35,240	$0.28

Ethanol

Total revenues from sales of ethanol decreased by approximately 8.6% for fiscal year 2018 compared to the fiscal year 2017 due primarily to an approximately 11.1% decrease in the average price per gallon we received for our ethanol, mitigated slightly by an approximately 2.8% increase in the volumes sold from period to period. We  sold more ethanol gallons during fiscal year 2018 as compared to fiscal year 2017 primarily due to the timing of ethanol shipments and increases in ethanol production at the GFE and HLBE plants. Ethanol production was higher at our plants compared to prior year due to improvements we are making at our plants designed to increase ethanol production and improve efficiencies.  We are currently operating our plants above their respective nameplate capacities. Management anticipates relatively stable ethanol production and sales during our 2019 fiscal year.

The decrease in the price of ethanol was due to excess supply of ethanol, in addition to lessened demand due to the increase in the approval of small refinery hardship waivers.

We occasionally engage in hedging activities with respect to our ethanol sales. We recognize the gains or losses that result from the changes in the value of these derivative instruments in revenues as the changes occur.  Separately, ethanol derivative instruments resulted in a gain of approximately $108,000 during the fiscal year ended October 31, 2018, and a loss of approximately $415,000 during the fiscal year ended October 31, 2017.

Distillers’ Grains

Total revenues from sales of distillers’ grains increased approximately 36.3% for fiscal year 2018 compared to fiscal year 2017.  The increase in distillers' grains revenues is primarily attributable to an approximately 35.1% increase in the average price per ton we received for our distillers’ grains from period to period, coupled with an approximately 0.9% increase in the tons of distillers’ grains sold during fiscal year 2018 compared to fiscal year 2017.

The increase in the market price of distillers’ grains is due to higher demand, particularly from Vietnam, the European Union, Thailand, and South Korea. The increase in total tons of distillers’ grains sold during fiscal year 2018 compared to the fiscal year 2017 was due to an approximately 1.4% increase in distillers’ grains produced at HLBE’s plant, offset by an approximately 1.0% decrease in distillers’ grain production at the GFE plant. The decrease in tons produced at the GFE plant was due primarily to improved efficiencies of converting corn into ethanol which leads to less production of co-products such as distillers’ grains. GFE also increased the amount of corn oil it was extracting from our distillers’ grains during our 2018 fiscal year which reduced the total tons of distillers’ grains we had available for sale. The increase in tons produced at the HLBE plant was due primarily to an increase in distillers’ grains yield from period to period. Management anticipates relatively stable distillers’ grains production going forward.

Corn Oil

Separating the corn oil from our distillers’ grains decreases the total tons of distillers’ grains that we sell; however, our corn oil has a higher per ton value than our distillers’ grains. Total revenues from sales of corn oil decreased by approximately 15.1% for fiscal year 2018 compared to the fiscal year 2017. This decrease is attributable to an approximately 13.5% decrease in the average price we received per pound of corn oil sold during fiscal year 2018 compared to fiscal year 2017, coupled with a 1.8% decrease in pounds sold from period to period.

Management attributes the decrease in corn oil prices during fiscal year 2018 to a leveling out of the increased demand from the biodiesel industry and the expansion of the RFS advanced biofuel mandate in fiscal year 2017. The RVO for advanced biofuels in EPA’s final rules for 2018 and 2019 was significantly reduced in comparison to the statutory mandate.  Additionally, if the biodiesel blenders' tax credit, which expired on December 31, 2018, is not extended, demand may continue to fall. Due to the recent uncertainty in Congress, management cannot predict whether the tax credit will be extended.

Although management believes that corn oil prices will remain relatively steady, prices may decrease if there is an oversupply of corn oil production resulting from increased production rates at ethanol plants or if biodiesel producers begin to utilize lower-priced alternatives such as soybean oil or if biodiesel blenders’ tax credit is not renewed and biodiesel production declines.

The decrease in corn oil volume sold for fiscal year 2018 compared to 2017 is attributable to reduced oil yield. Management expects our corn oil production will be relatively stable going forward.

Cost of Goods Sold

Our cost of goods sold increased by approximately 3.1% for the fiscal year ended October 31, 2018, as compared to the fiscal year ended October 31, 2017. Cost of goods sold, as a percentage of revenues, also increased to approximately 95.4% for the fiscal year ended October 31, 2018, as compared to approximately 90.2% for the 2017 fiscal year due to a narrower margin between the price of ethanol and the price of corn.  Approximately 90% of our total costs of goods sold is attributable to ethanol production.

The following table shows the costs of corn and natural gas (our two largest single components of costs of goods sold), as well as all other components of cost of goods sold, which includes processing ingredients, electricity, and wages, salaries and benefits of production personnel, and the approximate percentage of costs of those components to total costs of goods sold in our audited consolidated statements of operations for the fiscal year ended October 31, 2018 (amounts in thousands):

	Fiscal Year Ended October 31, 2018
	Cost	% of Cost of Goods Sold
	(in thousands)
Corn costs	$143,401	71.4%
Natural gas costs	12,028	6.0%
All other components of costs of goods sold	45,298	22.6%
Total Cost of Goods Sold	$200,727	100.0%

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

Corn Costs

Our cost of goods sold related to corn increased approximately 2.1% for our 2018 fiscal year compared to our 2017 fiscal year, due primarily to a 1.4% increase in the number of bushels of corn processed, coupled with a 0.6%  increase in the average price per bushel paid for corn from period to period. The corn-ethanol price spread (the difference between the price per gallon of ethanol and the price per bushel of grain divided by 2.8) for our 2018 fiscal year was approximately $0.16 less than the corn-ethanol price spread we experienced for same period of 2017.

The increase in our cost per bushel of corn was primarily related to strong demand, both domestically and internationally. Due to projected decreased corn stocks and strong demand, management anticipates that corn prices will remain steady during our first half of the 2019 fiscal year.

For our fiscal years ended October 31, 2018 and 2017,  our plants processed approximately 44.4 million and 43.8 million bushels of corn, respectively.   Management anticipates consistent corn consumption during our 2019 fiscal year compared to our 2018 fiscal year provided that we can maintain positive operating margins that allow us to continue to operate the ethanol plants at capacity.

From time to time we enter into forward purchase contracts for our corn purchases.  At October 31, 2018,  GFE had forward corn purchase contracts for approximately 3.2 million bushels for various delivery periods through December 2021 and HLBE had forward corn purchase contracts for approximately 2.3 million bushels for various delivery periods through October 2019. Comparatively, at October 31, 2017, GFE had forward corn purchase contracts for approximately 3.0 million bushels for various delivery periods through December 2018, and HLBE had forward corn purchase contracts for approximately 1.8 million bushels for various delivery periods through October 2018.

Our corn derivative positions resulted in gains of approximately $2.1 million and $1.1 million for the fiscal years ended October 31, 2018 and 2017, respectively, which decreased cost of goods sold. We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn in cost of goods sold as the changes occur.  As corn prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance. We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.

Natural Gas Costs

For our 2018 fiscal year, we experienced a decrease of approximately 1.5% in our overall natural gas costs compared to our 2017 fiscal year.  During the past fiscal year, there has been an increase in cost of natural gas, primarily as a result of an increase in the average price per MMBTU of natural gas due to increased domestic and export demand and lower production.  Management also anticipates higher natural gas prices during the winter months due to the typical seasonal natural gas cost increases experienced during the winter months.

From time to time we enter into forward purchase contracts for our natural gas purchases. Our natural gas derivative positions resulted in losses of approximately $1,600 and $15,000 for the fiscal years ended October 31, 2018 and 2017, respectively, which increased cost of goods sold.  We recognize the gains or losses that result from the changes in the value of our derivative instruments from natural gas in cost of goods sold as the changes occur.

Operating Expense

Operating expenses include wages, salaries and benefits of administrative employees at the plants, insurance, professional fees and similar costs.  Operating expenses as a percentage of revenues rose slightly to 3.0% of revenues for our fiscal year ended October 31, 2018 compared to 2.9% of revenues for our fiscal year ended October 31, 2017.

Our efforts to optimize efficiencies and maximize production may result in a decrease in our operating expenses on a per gallon basis. However, because these expenses generally do not vary with the level of production at the plant, we expect our operating expenses to remain relatively steady throughout the 2019 fiscal year.

Operating Income

Our operating income decreased by approximately $11.6 million for our fiscal year ended October 31, 2018 compared to fiscal year 2017. This decrease resulted largely from decreased prices for our ethanol relative to the price of corn and the narrowing of margins of our ethanol production segment.

Other Income (Expense), Net

We had net other income for our fiscal year ended October 31, 2018 of approximately $75,000 compared to net other income of approximately $190,000 for our fiscal year ended October 31, 2017.  We had less other income during fiscal year 2018 compared to fiscal year 2017 due primarily to increased interest expense during the 2018 fiscal year as a result of a full year of interest incurred on GFE’s credit arrangements.

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

Revenues

The following table shows the sources of our consolidated revenue and the approximate percentage of revenues from those sources to total revenues in our audited consolidated statements of operations for the fiscal year ended October 31, 2017 (amounts in thousands):

	Fiscal Year Ended Fiscal October 31, 2017
Revenue Sources	Sales Revenue	% of Total Revenues
Ethanol sales	$175,073	81.1%
Distillers' grains sales	29,238	13.6%
Corn oil sales	9,702	4.5%
Miscellaneous other	1,769	0.8%
Total Revenues	$215,782	100.0%

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

Our total consolidated revenues increased by approximately 0.1% for the fiscal year ended October 31, 2017, as compared to the fiscal year 2016, primarily due to increases in the average price realized for our ethanol and corn oil, which were partially mitigated by decreases in average price realized for our distillers’ grains.

The following table reflects quantities of our three primary products sold and the average net prices received for the fiscal years ended October 31, 2017 and 2016 (quantities in thousands):

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

Our ethanol derivative instruments resulted in losses of approximately $415,000 and $159,000 during the fiscal years ended October 31, 2017 and 2016, respectively.

Distillers’ Grains

Total revenues from sales of distillers’ grains decreased approximately 14.0% for fiscal year 2017 compared to fiscal year 2016.  The decline in distillers' grains revenues is primarily attributable to an approximately 15.7% decrease in the average price per ton we received for our distillers’ grains from period to period, partially offset by an approximately 2.0% increase in the tons of distillers’ grains sold during fiscal year 2017 compared to fiscal year 2016.  The increase in tons distillers’ grains sold during fiscal year 2017 compared to the fiscal year 2016 was due to an approximately 6.1%

increase in distillers’ grains produced at HLBE’s plant, offset by an approximately 1.5% decrease in distillers’ grain production at the GFE plant. The decrease in tons produced at the GFE plant was due primarily to improved efficiencies of converting corn into ethanol which leads to less production of co-products such as distillers’ grains. GFE also increased the amount of corn oil it was extracting from our distillers’ grains during our 2017 fiscal year which reduced the total tons of distillers’ grains we had available for sale. The increase in tons produced at the HLBE plant was due primarily to an increase in distillers’ grains yield from period to period.

Corn Oil

Total revenues from sales of corn oil increased by approximately 8.6% for fiscal year 2017 compared to the fiscal year 2016. This increase is attributable to an approximately 5.5% increase in the average price we received per pound of corn oil sold during fiscal year 2017 compared to fiscal year 2016, coupled with a 2.9% increase in pounds sold from period to period.

Cost of Goods Sold

Our cost of goods sold decreased by approximately 2.0% for the fiscal year ended October 31, 2017, as compared to the fiscal year ended October 31, 2016. Our cost of goods sold as a percentage of revenues also decreased to approximately 90.2% for the fiscal year ended October 31, 2017, as compared to approximately 92.2% for the 2016 fiscal year due to a wider margin between the price of ethanol and the price of corn.  Approximately 90% of our total costs of goods sold is attributable to ethanol production. As a result, the cost of goods sold per gallon of ethanol produced for the fiscal year ended October 31, 2017 was approximately $1.37 per gallon of ethanol sold compared to approximately $1.41 per gallon of ethanol produced for the fiscal year ended October 31, 2016.

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

The following table shows the costs of corn, natural gas, and all other components of cost of goods sold and the approximate percentage of costs of those components to total costs of goods sold in our audited condensed consolidated statements of operations for the fiscal year ended October 31, 2016 (amounts in thousands):

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

The decrease in our cost per bushel of corn was primarily related to lower market corn prices due to increased market corn supplies by the strong corn harvest in the fall of 2016, resulting in a sufficient local supply of corn to the market and relatively lower corn demand.

For our fiscal years ended October 31, 2017 and 2016,  our plants processed approximately 43.4 million and 43.3 million bushels of corn, respectively.

At October 31, 2017,  GFE had forward corn purchase contracts for approximately 3.0 million bushels for various delivery periods through December 2018 and HLBE had forward corn purchase contracts for approximately 1.8 million bushels for various delivery periods through October 2018. Comparatively at October 31, 2016,  GFE had forward corn purchase contracts for approximately 5.2 million bushels for various delivery periods through August 2017 and HLBE had forward corn purchase contracts for approximately 4.3 million bushels for various delivery periods through August 2017.

Our corn derivative positions resulted in gains of approximately $1.1 million and $708,000 for the fiscal years ended October 31, 2017 and 2016, respectively, which decreased cost of goods sold.

Natural Gas Costs

For our 2017 fiscal year, we experienced an increase of approximately 19.4% in our overall natural gas costs compared to our 2016 fiscal year.  This increase in cost of natural gas from period to period was primarily the result of an increase in the average price per MMBTU of natural gas due to increased domestic and export demand and lower production, which used up natural gas stocks that built up in 2015.

Our natural gas derivative positions resulted in a loss of approximately $15,000 for the fiscal year ended October 31, 2017, which increased cost of goods sold. Comparatively, our natural gas derivative positions resulted in a gain of approximately $33,000 for the fiscal year ended October 31, 2016, which decreased cost of goods sold.

Operating Expense

Operating expenses as a percentage of revenues rose slightly to 2.9% of revenues for our fiscal year ended October 31, 2017 compared to 2.5% of revenues for our fiscal year ended October 31, 2016.  This increase is due primarily to an increase in our property taxes.

Operating Income

Our operating income increased by approximately $3.4 million for our fiscal year ended October 31, 2017 compared to fiscal year 2016. This increase resulted largely from increased prices for our ethanol relative to the price of corn and improved operating margin.

Other Income (Expense), Net

We had net other income for our fiscal year ended October 31, 2017 of approximately $190,000 compared to net other expense of approximately $345,000 for our fiscal year ended October 31, 2016. We had more other income during fiscal year 2017 compared to fiscal year 2016 due to patronage income and decreased interest expense as result of fewer borrowings under our credit facilities during the 2017 fiscal year.

Changes in Financial Condition at October 31, 2018 and 2017

The following table highlights the changes in our financial condition at October 31, 2018 compared to October 31, 2017 (amounts in thousands):

	October 31, 2018	October 31, 2017

Current Assets	$38,608	$45,203
Total Assets	$116,861	$127,090
Current Liabilities	$12,132	$8,980
Long-Term Debt, less current portion	$7,799	$8,466
Members' Equity attributable to Granite Falls Energy, LLC	$75,084	$83,999
Non-controlling Interest	$21,846	$25,645

The decrease in total assets at October 31, 2018 compared to the prior year is primarily due to an approximately $6.6 million decrease in total current assets, which is the result of decreases in cash on hand of approximately $6.8 million and property and equipment of approximately $5.6 million. These decreases were offset by GFE’s $2.0 million investment in Harvestone and increases in commodity derivative instruments of approximately $714,00.

Total current liabilities increased by approximately $3.2 million at October 31, 2018 compared to October 31, 2017.  This increase was mainly due to an increase in accounts payable at October 31, 2018 compared to October 31, 2017, which is primarily attributable to the timing of payments of approximately $2.5 million to vendors.

Long-term debt totaled approximately $7.8 million at October 31, 2018, which is approximately $666,000 less than our long-term debt at October 31, 2017.  The decrease is mostly due to scheduled payments of the Company’s outstanding debt obligations.

Members’ equity attributable to Granite Falls Energy, LLC at October 31, 2018 decreased by approximately $8.9 million compared to October 31, 2017. The decrease was due to net income attributable to distributions to our members of approximately $11.8 million during January 2018, offset partially by net income attributable to Granite Falls Energy, LLC of approximately $2.9 million.

Non-controlling interest totaled approximately $21.8 million at October 31, 2018.  This is directly related to recognition of the approximately 49.3% noncontrolling interest in HLBE at October 31, 2018.

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

We do not currently anticipate any significant purchases of property and equipment that would require us to secure additional capital in the next twelve months. For our 2019 fiscal year, we anticipate completion of several small capital projects to maintain current plant infrastructure and improve operating efficiency.  We expect to have sufficient cash generated by continuing operations and current lines of credit to fund our operations and complete our capital expenditures during our 2019 fiscal year and beyond.

Management continues to evaluate conditions in the ethanol industry and explore opportunities to improve the efficiency and profitability of our operations which may require additional capital to supplement cash generated from operations and our current lines of credit.

Year Ended Compared October 31, 2018 to Year Ended October 31, 2017

The following table summarizes our sources and uses of cash and equivalents from our audited consolidated statements of cash flows for the fiscal years ended October 31, 2018 and 2017 (amounts in thousands):

	2018	2017

Net cash provided by operating activities	$15,441	$23,750
Net cash used in investing activities	$(5,669)	$(9,819)
Net cash used in financing activities	$(16,529)	$(6,071)
Net increase (decrease) in cash	$(6,757)	$7,860

Operating Cash Flows

During the fiscal year ended October 31, 2018, net cash provided by operating activities decreased by approximately $8.3 million compared to the fiscal year ended October 31, 2017. This decrease was due primarily to an approximately $11.7 million decrease  in net income, as well as decreases of approximately $3.4 million from period to period in various working capital items.

Investing Cash Flows

Cash used in investing activities was approximately $4.1 million less during fiscal year 2018 as compared to fiscal year 2017. During fiscal year 2018, we used approximately $2.0 million of cash related to GFE’s subscription for its Harvestone investment, approximately $3.8 million for capital expenditures at the GFE and HLBE plants, and received proceeds from the disposal of assets totaling approximately $97,000. Comparatively, during fiscal year 2017, we used approximately $7.5 million of cash related to GFE’s subscription for its Ringneck investment and approximately $2.3 million for capital expenditures at the GFE and HLBE plants.

Financing Cash Flows

We used approximately $10.5 million more for financing activities during fiscal year 2018 as compared to fiscal year 2017. For fiscal year 2018, we used cash to make distributions of approximately $11.8 million to our unit holders, distributions of approximately $4.3 million to non-controlling interests, and payments of approximately $438,000 on HLBE’s long-term debt.  In comparison, for fiscal year 2017, we used cash to make distributions of approximately $11.2 million to our unit holders, payments of approximately $1.9 million on checks drawn in excess of bank balances, payments of approximately $486,000 on HLBE’s long-term debt, and purchase approximately $47,000 of units in HLBE, which were offset by approximately $7.5 million in proceeds from GFE’s Project Hawkeye loan.

Year Ended October 31, 2017 Compared to Year Ended October 31, 2016

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

Operating Cash Flows

During the fiscal year ended October 31, 2017, net cash provided by operating activities increased by approximately $958,000 compared to the fiscal year ended October 31, 2016. This increase was due primarily to an approximately $3.9 million increase in net income, offset by a net increase of approximately $2.9 million of various working capital items.

Investing Cash Flows

Cash used in investing activities was approximately $5.1 million higher during fiscal year 2017, compared to fiscal year 2016. This increase was due primarily to GFE’s investment in Ringneck during fiscal year 2017. During fiscal year 2017, we used $7.5 million of cash related to GFE’s subscription for its Ringneck investment and $2.3 million for capital expenditures at the GFE and HLBE plants. Comparatively, during fiscal year 2016, we used a total of approximately $4.7 million of cash at the GFE plan for our grain bin storage expansion and at the HLBE plant for our RTO replacement project, as well as various plant improvements.

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

Credit Arrangements

Granite Falls Energy

Credit Arrangements with United FCS

GFE has a credit facility with United FCS for which Co-Bank serves as the administrative agent.  The credit facility originally consisted of a long-term revolving term loan, with an aggregate principal commitment amount of $18,000,000 that reduced by $2,000,000 semi-annually beginning September 1, 2014, until final payment at maturity on March 1, 2018.  However, on September 8, 2017, GFE entered into amendment to the master loan agreement with United FCS to amend the United FCS credit facility to replace our long-term revolving loan with a seasonal revolving loan. In connection therewith, our revolving term loan was terminated, and we executed a revolving credit supplement to establish the seasonal revolving loan. GFE had no outstanding balance on the revolving term loan at its termination on September 8, 2017.

Under the seasonal revolving loan, GFE may borrow, repay, and re-borrow up to the aggregate principal commitment of $6.0 million until its maturity.  GFE had no outstanding balance on the seasonal revolving loan at October 31, 2018.  The aggregate principal amount available to GFE for additional borrowing was $6.0 million at October 31, 2018.

The seasonal revolving loan bears interest from the date funds are first advanced on the loan through maturity, at a rate per annum equal to the sum of (x) the One Month LIBOR Index Rate plus (y) 2.75% per annum. The interest rate was 5.06% at October 31, 2018.

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

•

GFE may not make loans or advances or purchase capital stock, obligations or other securities, or make any capital contribution to or otherwise invest in any entity, other than trade credit in ordinary course of business, investments of GFE in HLBE as of the date of the amendment of the credit facility, or investments in Ringneck of up to $7.5 million.
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

As of October 31, 2018, we were in compliance with these financial covenants.  However, if market conditions deteriorate in the future, circumstances may develop which could result in us violating the financial covenants or other terms of GFE’s credit facility. If we fail to comply with the terms of our credit agreement with United FCS, and United FCS refuses to waive the non-compliance, United FCS could terminate the credit facility and any commitment to loan funds to GFE.

Credit Arrangements with Fagen Energy and Project Hawkeye

In connection with GFE’s subscription for investment in Ringneck in November 2016, GFE entered into a credit facility with Fagen Energy, LLC (“Fagen Energy”), an affiliate of Fagen, Inc., which is a member of GFE. The Fagen Energy credit facility would have allowed GFE to borrow up to $7.5 million of variable-rate, amortizing non-recourse debt from Fagen Energy using the Ringneck investment as collateral. On August 2, 2017, GFE executed a termination and replacement agreement with Fagen Energy and Project Hawkeye, also an affiliate of Fagen, Inc., to terminate the Fagen Energy credit facility and the loan agreements entered into in connection with the Fagen Energy credit facility, and secure a replacement credit facility with Project Hawkeye on substantially the same as the terms under the terminated credit facility with Fagen Energy.

On August 2, 2017, the Fagen Energy credit facility was terminated and there were no amounts outstanding at termination. Simultaneously with the termination of the Fagen Energy credit facility, GFE entered into a replacement credit facility with Project Hawkeye. The terms of the replacement credit facility allow GFE to borrow up to $7.5 million of variable-rate, amortizing non-recourse debt from Project Hawkeye using the Ringneck investment as collateral.  On August 2, 2017, GFE borrowed $7.5 million under the Project Hawkeye credit facility to finance the balance of its investment in Ringneck. The outstanding balance on this loan was $7.5 million at October 31, 2018.

The Project Hawkeye loan bears interest from the date funds are first advanced on the loan through maturity, at a rate per annum equal to the sum of (x) the One Month LIBOR Index Rate plus (y) 3.05% per annum, with an interest rate floor of 3.55%. The interest rate was 5.36%  and 4.29% at October 31, 2018 and 2017, respectively.

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

Heron Lake BioEnergy

Revolving Term Note

HLBE had a revolving term note payable to Compeer Financial, formerly known as AgStar Financial Services, FCLA (“Compeer”) under which we could borrow, repay, and re-borrow in an amount up to the original aggregate principal commitment at any time prior to maturity at March 1, 2022.  The original aggregate principal commitment was $28,000,000, which reduced by $3,500,000 annually, starting March 1, 2015 and continuing each anniversary thereafter until maturity.  In December 2017, HLBE and Compeer orally agreed to reduce the aggregate principal commitment of the revolving term loan to $8,000,000.  On April 6, 2018, HLBE finalized loan agreements with an effective date of March 29, 2018 for an amended credit facility with Compeer.

Amended Credit Facility with Compeer

 The amended credit facility includes an amended and restated revolving term loan with a $4.0 million principal commitment and a revolving seasonal line of credit with a $4.0 million principal commitment.  CoBank, ACP (“CoBank”) will continue to act as Compeer's administrative agent with respect to HLBE’s amended credit facility and has a participation interest in the loans. HLBE agreed to pay CoBank an annual fee of $2,500 for its services as administrative agent.

Under the terms of the amended revolving term loan, HLBE may borrow, repay, and reborrow up to the aggregate principal commitment amount of $4.0 million.  Final payment of amounts borrowed under amended revolving term loan is due December 1, 2021.  Interest on the amended revolving term loan accrues at a variable weekly rate equal to 3.10% above the One-Month London Interbank Offered Rate (“LIBOR”) Index rate, which was 5.41% at October 31, 2018.

HLBE agreed to pay an unused commitment fee on the unused available portion of the amended revolving term loan commitment at the rate of 0.500% per annum, payable monthly in arrears.

The aggregate principal amount available to HLBE for borrowing under the revolving term loan at October 31, 2017 was $17.5 million and was $4.0 million under the amended revolving term loan at October 31, 2018.

Under the terms of the seasonal revolving loan, HLBE may borrow, repay, and reborrow up to the aggregate principal commitment amount of $4.0 million until its maturing on February 1, 2019.  Amounts borrowed under the seasonal revolving loan bear interest at a variable weekly rate equal to 2.850% above the LIBOR Index rate, which was 5.16% at October 31, 2018.

HLBE also agreed to pay an unused commitment fee on the unused portion of the seasonal revolving loan commitment at the rate of 0.250% per annum.

The amended revolving term loan and seasonal revolving loan are secured by substantially all of HLBE’s assets, including a subsidiary guarantee.

Under the amended credit facility, HLBE is subject to certain financial and non-financial covenants that limit HLBE’s distributions and debt and require minimum working capital, minimum local net worth, and debt service coverage ratio.  HLBE agreed to a debt service coverage ratio of 1.15 to 1.0, to maintain minimum working capital $8.0 million through September 30, 2018 and $10.0 million thereafter, and to maintain net worth of $32.0 million.  HLBE is permitted to pay distributions to its members up to 75% of its net income for the year in which the distributions are paid provided that immediately prior to the distribution and after giving effect to the distribution, no default exists and HLBE is in compliance with all of its loan covenants.  Further, HLBE agreed not to make loans or advances to Agrinatural that exceed an aggregate principal amount of approximately $6.6 million without the consent of Compeer.

In October 2018, HLBE had an event of non-compliance related to the debt service coverage ratio as defined in the amended credit facility. In December 2018, HLBE received a waiver from its lender waiving this event of noncompliance. If market conditions deteriorate in the future, circumstances may develop which could result in HLBE violating the financial covenants or other terms of its amended credit facility. Should unfavorable market conditions result in HLBE’s violation of the terms or covenants of the amended credit facility and HLBE fails to obtain a waiver of any such term or covenant, Compeer could deem HLBE in default, impose fees, charges and penalties, terminate any commitment to loan funds and require HLBE to immediately repay a significant portion or possibly the entire outstanding balance of the revolving term loan. In the event of a default, Compeer could also elect to proceed with a foreclosure action on HLBE’s plant.

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

As of October 31, 2018 and 2017, there was a total of approximately $960,000 and $1.3 million in outstanding water revenue bonds, respectively. HLBE classifies its obligations under these bonds as assessments payable. The interest rates on the bonds range from 0.50% to 8.73%.

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

HLBE also has a note payable to the minority owner of Agrinatural Gas, LLC in the amount of $100,000 at October 31, 2017.  HLBE paid the balance of this loan in full in January 2018.

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

The balance of this loan was approximately $1.5 million and $2.0 million at October 31, 2018 and 2017, respectively.

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

On May 19, 2016, HLBE and Agrinatural amended the Additional Agrinatural Credit Facility, entering into amendment to the loan agreement dated March 30, 2015 (the “Amendment”).  Additionally, HLBE and Agrinatural entered into an allonge to the negotiable promissory note dated March 30, 2015 issued by Agrinatural to HLBE (the “Additional Allonge”) to increase the amount of the capital expenditures allowed by Agrinatural during the term of the facility and deferred a portion of the principal payments required for 2016.

The Amendment provides that the portion of principal payments deferred in calendar year 2016 to continue to accrue interest at the rate set forth in the loan agreement and become a part of the balloon payment due at maturity.  Additionally, for calendar years, 2017, 2018 and 2019, the Amendment provides that Agrinatural may, without consent of HLBE, proceed with and pay for capital expenditures in an amount up to $100,000 plus the amount of contributions in aid of construction received by Agrinatural from customers for capital improvements (“CIAC”), less a reserve for distribution to the Agrinatural members to cover the income or other taxes imposed as a result of receipt of CIAC in an amount equal to 40% of CIAC. Prior to the Amendment, Agrinatural’s capital expenditures were restricted to $100,000 per year.

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

The balance of this loan was approximately $2.0 million and $2.5 million at October 31, 2018 and 2017, respectively.

Contractual Obligations

The following table provides information regarding the contractual obligations of the Company as of October 31, 2018 (amounts in thousands):

		Less than	One to	Three to	Greater Than
	Total	One Year	Three Years	Five Years	Five Years
Long-Term Debt Obligations (1)	$10,369	$1,061	$3,560	$2,578	$3,170
Operating Lease Obligations (2)	31,484	4,821	9,005	8,405	9,253
Purchase Obligations (3)	10,411	10,393	18	—	—
Total Contractual Obligations	$52,264	$16,275	$12,583	$10,983	$12,423

(1)

Long-term debt obligations include principal and estimated interest under our credit facilities based on the interest rates in effect as of October 31, 2018, assuming contractual maturities. (See Note 8 to the accompanying audited consolidated financial statements).

(2)	Operating lease obligations include GFE’s and HLBE’s rail car leases (See Note 10 to the accompanying audited consolidated financial statements).
(3)

Purchase obligations consist of GFE’s and HLBE’s forward contracted corn deliveries.  The amounts were determined assuming prices, including freight costs, at current market prices as of October 31, 2018 for basis contracts that had not yet been fixed. (See Note 14 to the accompanying audited consolidated financial statements).

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

Interest Rate Risk

Exposure to interest rate risk results primarily from our credit facilities with our credit facilities with United FCS and Fagen Energy and HLBE’s credit facilities with Compeer. The specifics of these credit facilities are discussed in greater detail in “ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Credit Arrangements.”

At October 31, 2018,  there were no amounts outstanding under GFE’s credit facility with United FCS or HLBE’s credit facility with Compeer.  Therefore, at October 31, 2018,  we had exposure to interest rate risk only from the amounts outstanding under the Project Hawkeye credit facility. Below is a sensitivity analysis we prepared regarding our income exposure to changes in interest rates. The sensitivity analysis below shows the anticipated effect on our income from a 10% adverse change in interest rates for a one-year period from October 31, 2018.

Outstanding Variable
Rate Debt at	Interest Rate at	Interest Rate Following 10%	Approximate Adverse
October 31, 2018	October 31, 2018	Adverse Change	Change to Income
$7,500,000	5.36%	5.90%	$40,000

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

As of October 31, 2018,  GFE had price protection in place for approximately 11% and 90% of GFE’s anticipated corn and natural gas needs, respectively, and 22%,  5% and 16% of GFE’s ethanol, distillers’ grains and corn oil sales, respectively, for the next 12 months.  As of October 31, 2018,  HLBE had price protection in place for approximately 11% and 8% of HLBE’s anticipated corn and natural gas needs, respectively, and 22%, 3%, and 16% of its ethanol, distillers’ grains and corn oil sales, respectively for the next 12 months.  As input prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for us.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the spot prices of corn, natural gas, and ethanol as of October 31, 2018, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from October 31, 2018 for both the GFE and HLBE plants. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements		Hypothetical Adverse
	for the next 12 months	Unit of	Change in Price as of	Approximate Adverse
	(net of forward and futures contracts)	Measure	October 31, 2018	Change to Income
Ethanol	110,860,000	Gallons	10%	$12,444,000
Corn	40,669,821	Bushels	10%	$13,183,000
Natural Gas	1,950,000	MMBTU	10%	$808,000

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

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Governors and Members of

Granite Falls Energy, LLC and Subsidiaries

Granite Falls, Minnesota

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Granite Falls Energy, LLC and Subsidiaries (the Company) as of October 31, 2018 and 2017, and the related consolidated statements of operations, changes in members’ equity, and cash flows for each of the years in the three-year period ended October 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended October 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Boulay PLLP

We have served as the Company’s auditor since 2002.

Minneapolis, Minnesota
January 29, 2019

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES

Consolidated Balance Sheets

ASSETS	October 31, 2018	October 31, 2017
Current Assets
Cash	$14,901,091	$21,658,422
Restricted cash	—	75,189
Accounts receivable	7,325,203	7,622,601
Inventory	14,916,809	15,241,092
Commodity derivative instruments	957,938	244,294
Prepaid expenses and other current assets	506,926	361,340
Total current assets	38,607,967	45,202,938

Property and Equipment, net	66,675,671	72,271,013

Goodwill	1,372,473	1,372,473

Investments	9,500,000	7,500,000

Other Assets	704,958	743,106

Total Assets	$116,861,069	$127,089,530

LIABILITIES AND MEMBERS' EQUITY
Current Liabilities
Current maturities of long-term debt	$659,791	$432,183
Accounts payable	10,033,168	7,535,468
Commodity derivative instruments	50,360	40,379
Accrued expenses	1,388,293	972,043
Total current liabilities	12,131,612	8,980,073

Long-Term Debt, less current portion	7,799,410	8,465,502

Commitments and Contingencies

Members' Equity
Members' equity attributable to Granite Falls Energy, LLC consists of 30,606 units authorized, issued, and outstanding at both October 31, 2018 and October 31, 2017	75,083,782	83,998,672
Non-controlling interest	21,846,265	25,645,283
Total members' equity	96,930,047	109,643,955

Total Liabilities and Members' Equity	$116,861,069	$127,089,530

Notes to the Consolidated Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES

Consolidated Statements of Operations

	Fiscal Year Ended October 31,
	2018	2017	2016

Revenues	$210,312,407	$215,782,391	$215,526,226

Cost of Goods Sold	200,726,921	194,682,913	198,627,132

Gross Profit	9,585,486	21,099,478	16,899,094

Operating Expenses	6,284,403	6,167,883	5,325,569

Operating Income	3,301,083	14,931,595	11,573,525

Other Income (Expense):
Other income, net	409,479	457,275	99,735
Interest income	177,955	56,384	8,400
Interest expense	(512,131)	(323,708)	(453,398)
Total other income (expense), net	75,303	189,951	(345,263)

Net Income	$3,376,386	$15,121,546	$11,228,262

Less: Net Income Attributable to Non-controlling Interest	(512,174)	(3,636,213)	(2,505,454)

Net Income Attributable to Granite Falls Energy, LLC	$2,864,212	$11,485,333	$8,722,808

Weighted Average Units Outstanding - Basic and Diluted	30,606	30,606	30,606

Amounts attributable to Granite Falls Energy, LLC:

Net Income Per Unit - Basic and Diluted	$93.58	$375.26	$285.00

Distributions Per Unit	$385.00	$365.00	$315.00

Notes to the Consolidated Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES

Consolidated Statement of Changes in Members’ Equity

	Members' Equity
	Attributable to
	Granite Falls	Non-controlling	Total Members'
	Energy, LLC	Interest	Equity

Balance - October 31, 2015	$84,602,607	$21,556,819	$106,159,426

Distribution	(9,640,886)	(2,006,559)	(11,647,445)
Net income attributable to non-controlling interest	—	2,505,454	2,505,454
Net income attributable to Granite Falls Energy, LLC	8,722,808	—	8,722,808

Balance - October 31, 2016	83,684,529	22,055,714	105,740,243

Distribution	(11,171,190)	—	(11,171,190)
Purchase of subsidiary units attributable to non-controlling interest	—	(46,644)	(46,644)
Net income attributable to non-controlling interest	—	3,636,213	3,636,213
Net income attributable to Granite Falls Energy, LLC	11,485,333	—	11,485,333

Balance - October 31, 2017	83,998,672	25,645,283	109,643,955

Distribution	(11,779,102)	(4,311,192)	(16,090,294)
Net income attributable to non-controlling interest	—	512,174	512,174
Net income attributable to Granite Falls Energy, LLC	2,864,212	—	2,864,212

Balance - October 31, 2018	$75,083,782	$21,846,265	$96,930,047

Notes to the Consolidated Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Fiscal Year Ended October 31,
	2018	2017	2016
Cash Flows from Operating Activities:
Net income	$3,376,386	$15,121,546	$11,228,262
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	9,241,414	9,357,674	9,681,148
Change in fair value of commodity derivative instruments	(2,248,438)	(699,536)	(581,400)
Gain on sale of assets	(97,315)	(88,340)	—
Changes in operating assets and liabilities:
Restricted cash	75,189	(75,189)	—
Commodity derivative instruments	1,544,775	1,724,547	28,509
Accounts receivable	297,398	(967,607)	3,012,478
Inventory	324,283	3,100,321	(6,129,388)
Prepaid expenses and other current assets	(145,586)	(35,351)	(66,127)
Accounts payable	2,656,513	(3,662,718)	5,276,025
Accrued expenses	416,250	(25,276)	342,769
Net Cash Provided by Operating Activities	15,440,869	23,750,071	22,792,276

Cash Flows from Investing Activities:
Purchase of investments	(2,000,000)	(7,500,000)	—
Payments for capital expenditures	(3,766,737)	(2,318,948)	(4,727,305)
Proceeds from disposal of assets	97,315	—	—
Net Cash Used in Investing Activities	(5,669,422)	(9,818,948)	(4,727,305)

Cash Flows from Financing Activities:
Proceeds from long-term debt	—	7,500,000	9,820,222
Payments on long-term debt	(438,484)	(486,041)	(15,166,428)
Checks drawn in excess of bank balance	—	(1,866,683)	30,001
Purchase of subsidiary units attributable to non-controlling interest	—	(46,644)	—
Distributions to non-controlling interests	(4,311,192)	—	(2,006,559)
Member distributions paid	(11,779,102)	(11,171,190)	(9,640,886)
Net Cash Used in Financing Activities	(16,528,778)	(6,070,558)	(16,963,650)

Net Increase (Decrease) in Cash	(6,757,331)	7,860,565	1,101,321

Cash - Beginning of Period	21,658,422	13,797,857	12,696,536

Cash - End of Period	$14,901,091	$21,658,422	$13,797,857

Supplemental Cash Flow Information
Cash paid during the period for:
Interest expense	$512,131	$323,708	$453,398

Supplemental Disclosure of Noncash Investing and Financing Activities
Purchase of equipment with trade-in value	$—	$146,845	$—
Capital expenditures and construction in process included in accounts payable	$56,422	$215,235	$—

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

Operating Expenses

The primary components of operating expenses are salaries and expenses for administrative employees, professional fees, board of governor expenses and property taxes.

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

Accounts receivable are recorded at their estimated net realizable value. Accounts are considered past due if payment is not made on a timely basis in accordance with the Company’s credit terms. Accounts considered uncollectible are written off. The Company follows a policy of providing an allowance for doubtful accounts; however, based on historical experience, and its evaluation of the current status of receivables, the Company is of the belief that such accounts will be collectible in all material respects and thus an allowance was not necessary at October 31, 2018 or 2017.  It is at least possible this estimate will change in the future.

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

Other Intangibles

Other intangibles included as a component of other assets on the consolidated balance sheet are stated at cost and include road improvements located near the HLBE plant in which the Company has a beneficial interest in but does not own the road. The Company amortizes the assets over the economic useful life of 15 years. The Company recorded amortization expense in the amount of approximately $38,000 during each of the fiscal years ended October 31, 2018, 2017, and 2016.

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

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Long-Lived Assets

Long-lived assets, such as property and equipment, and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When determining impairment losses, a long-lived asset should be grouped with other assets or liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets or liabilities.  If circumstances require a long-lived asset be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by an asset to the carrying value of the asset. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including, but not limited to, discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. No indicators of impairment existed during fiscal 2018, 2017, or 2016 that would have triggered impairment testing, and therefore, no impairment expense was recorded during fiscal 2018, 2017, or 2016.

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

GFE paid a down payment of $750,000 in connection with the subscription, and signed a promissory note for $6,750,000 for the remaining balance of the subscription. On August 2, 2017, following notice from Ringneck accepting GFE’s subscription and that payment of the balance of GFE’s subscription and promissory note was due, GFE borrowed $7.5 million under its credit facility with Project Hawkeye, LLC (“Project Hawkeye”) and paid $6,750,000 to Ringneck as payment for the remaining balance of GFE’s subscription.  Project Hawkeye is an affiliate of Fagen, Inc., which is a member of GFE.  See Note 8 below for the terms of GFE’s credit facility with Project Hawkeye.

On June 29, 2018, GFE executed a subscription agreement for investment in Harvestone Group, LLC (“Harvestone”), a Delaware limited liability company, and a Joinder to the Operating Agreement of Harvestone.  In connection with the execution of the subscription agreement and joinder, GFE made a capital contribution of $2.0 million in exchange for twenty (20) preferred membership units and was sufficient to secure GFE the right to appoint one advisor to the advisory committee to the managers of Harvestone.   GFE has appointed Eric Baukol, its Risk Manager, to serve as its appointed advisor. Harvestone is a start-up ethanol marketing, logistics, and trading company headquartered in Franklin, Tennessee.  Harvestone is owned by several other ethanol producers and other private investors, and expects that its primary business will be marketing and trading for member and non-member ethanol producers. The marketing and trading is scheduled to commence in January 2019.

The investments are accounted for by the equity method, under which the Company’s share of the net income of the investee is recognized as income in the Company’s Consolidated Statements of Operations and added to the investment account, and distributions received from the affiliates are treated as a reduction of the investment.

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

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in our balance sheets, the Company has elected not to record any other assets or liabilities at fair value. No events occurred during the fiscal years ended October 31, 2018, 2017, or 2016 that required adjustment to the recognized balances of assets or liabilities, which are recorded at fair value on a nonrecurring basis.

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

The Company had no significant uncertain tax positions as of October 31, 2018 or 2017 that would require disclosure, primarily due to the partnership tax status. The Company recognizes and measures tax benefits when realization of the benefits is uncertain under a two-step approach. The first step is to determine whether the benefit meets the more-likely-than-not condition for recognition and the second step is to determine the amount to be recognized based on the cumulative probability that exceeds 50%. Primarily due to the Company’s tax status as a partnership, the adoption of this guidance had no material impact on the Company’s financial condition or results of operations.

The Company files income tax returns in the U.S. federal and Minnesota state jurisdictions. For years before 2015, the Company is no longer subject to U.S. Federal or state income tax examinations.

Net Income per Unit

Basic net income per unit is computed by dividing net income by the weighted average number of members’ units outstanding during the period. Diluted net income per unit is computed by dividing net income by the weighted average

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

number of members’ units and members’ unit equivalents outstanding during the period. There were no member unit equivalents outstanding during the periods presented; accordingly, for all periods presented, the calculations of the Company’s basic and diluted net income per unit are the same.

Environmental Liabilities

The Company’s operations are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which it operates. These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its location. Accordingly, the Company has adopted policies, practices, and procedures in the areas of pollution control, occupational health, and the production, handling, storage, and use of hazardous materials to prevent material environmental or other damage, and to limit the financial liability, which could result from such events. Environmental liabilities are recorded when the liability is probable and the costs can be reasonably estimated. No expense has been recorded for the fiscal years ended October 31, 2018, 2017, or 2016.

Goodwill

Goodwill represents the cost in excess of the fair value of net assets acquired. The Company conducts impairment assessments annually or when events indicate a triggering event has occurred. No indicators of impairment existed during fiscal 2018, 2017, or 2016 that would have triggered impairment testing, and therefore, no impairment expense was recorded during 2018, 2017, or 2016.

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

Recently Issued Accounting Pronouncements

Contract Revenue Recognition (Evaluated)

In May 2014 and amended in August 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09 which amended the Revenue from Contracts with Customers (Topic 606) of the ASC. The core principle of the new guidance is that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration the entity receives or expects to receive. The guidance will be effective for the Company beginning November 1, 2018. The Company has evaluated the impact of this standard on the consolidated financial statements and believes there will be no material effect aside from additional disclosures.

Leases (Evaluating)

In February 2016, the FASB adopted ASU No. 2016-02, Leases (Topic 842), which provides guidance for accounting for leases. The new guidance requires companies to recognize the assets and liabilities for the rights and obligations created

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

by leased assets, initially measured at the present value of the lease payments. The accounting guidance for lessors is largely unchanged. The guidance will be effective for the Company beginning November 1, 2019. It is to be adopted using a modified retrospective approach. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements and anticipates the new guidance will significantly impact its consolidated financial statements given the Company leases a significant number of rail cars for transporting ethanol and dried distillers grains with solubles to its end customers.

Restricted Cash (Evaluated)

In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash, which amended Statement of Cash Flows (Topic 230) of the Accounting Standards Codification. The new guidance will require amounts generally described as restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the consolidated statement of cash flows. The amendments will be effective for the Company beginning November 1, 2018. The Company has evaluated the impact that adoption of this guidance will have on its consolidated financial statements, and upon adoption, the Company will apply this standard retrospectively.

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

On November 30, 2018, the EPA announced the final 2019 renewable volume requirements (“RVOs”) for conventional ethanol at 15.0 billion gallons, with the RVOs for advanced biofuels set at 4.92 billion gallons and cellulosic ethanol at 0.42 billion gallons, increasing overall RVOs to 19.92 billion gallons for 2019.  Although this final rule achieves the statutory RVO for conventional corn-based ethanol originally set by Congress when the RFS was enacted, it reduces the overall RVOs below the overall statutory level of 26 billion gallons.

Current ethanol production capacity exceeds the EPA’s 2018 and 2019 RVOs that can be satisfied by corn-based ethanol.  According to the RFS, if mandatory renewable fuel volumes are reduced by at least 20% for two consecutive years, the EPA is required to modify, or reset, statutory volumes through 2022. In October 2018, the Office of Management and Budget announced that the 20% thresholds “have been met or are expected to be met in the near future.” As a result, the EPA is proposing a rulemaking that will propose modifying the applicable volumes targets for cellulosic biofuel, advanced biofuel, and total renewable fuels for the years 2020-2022. Additionally, the EPA will be proposing volume requirements for biomass-based diesel for 2021 and 2022. Because the timetable for the rulemaking overlaps with the annual standard-setting rulemakings, the rulemaking will also include the applicable percentage standards for 2020. If the statutory RVOs are reduced as a result of reset, it could have an adverse effect on the market price and demand for ethanol which would negatively impact our financial performance.

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Additionally, opponents of ethanol such as large oil companies will likely continue their efforts to repeal or reduce the RFS through lawsuits or lobbying of Congress. Successful reduction or repeal of the blending requirements of the RFS could result in a significant decrease in ethanol demand.

3. FAIR VALUE

The following table provides information on those derivative assets and liabilities measured at fair value on a recurring basis at October 31, 2018:

			Fair Value Measurement Using
			Quoted Prices	Significant Other	Significant
	Carrying Amount in		in Active Markets	Observable Inputs	Unobservable Inputs
Financial Asset:	Consolidated Balance Sheet	Fair Value	(Level 1)	(Level 2)	(Level 3)
Commodity Derivative Instruments - Corn	$957,938	$957,938	$957,938	$—	$—

Financial Liabilities:
Commodity Derivative Instruments - Corn	$50,360	$50,360	$—	$50,360	$—

The following table provides information on those derivative assets measured at fair value on a recurring basis at October 31, 2017:

			Fair Value Measurement Using
			Quoted Prices	Significant Other	Significant
	Carrying Amount in		in Active Markets	Observable Inputs	Unobservable Inputs
Financial Asset:	Consolidated Balance Sheet	Fair Value	(Level 1)	(Level 2)	(Level 3)
Commodity Derivative Instruments - Corn	$244,294	$244,294	$244,294	$—	$—

Financial Liabilities:
Commodity Derivative Instruments - Ethanol	$24,998	$24,998	$36,500	$(11,502)	$—
Commodity Derivative Instruments - Natural Gas	$15,381	$15,381	$—	$15,381	$—

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

4. CONCENTRATIONS

Granite Falls Energy

GFE sold all of the ethanol, distillers’ grains, and corn oil produced at its plant to two customers under marketing agreements during the fiscal years ended October 31, 2018, 2017, and 2016.

The percentage of GFE’s total revenues attributable to each of its two major customers for the fiscal years ended October 31, 2018, 2017, and 2016 were as follows:

	October 31, 2018	October 31, 2017	October 31, 2016
Eco-Energy, Inc. - Ethanol	77.1%	81.8%	80.3%
RPMG, Inc. - Distillers' Grains & Corn Oil	23.5%	17.8%	19.7%

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The percentage of GFE’s total accounts receivable attributable to each of its two major customers at October 31, 2018 and 2017 were as follows:

	October 31, 2018	October 31, 2017
Eco-Energy, Inc. - Ethanol	75.2%	82.0%
RPMG, Inc. - Distillers' Grains & Corn Oil	22.8%	16.3%

Heron Lake BioEnergy

HLBE sold all of the ethanol, distillers’ grains, and corn oil produced at its plant to three customers under marketing agreements during the fiscal years ended October 31, 2018, 2017, and 2016.

The percentage of HLBE’s total revenues attributable to each of HLBE’s three major customers for the fiscal years ended October 31, 2018, 2017, and 2016 were as follows:

	October 31, 2018	October 31, 2017	October 31, 2016
Eco-Energy, Inc. - Ethanol	76.3%	81.3%	78.5%
Gavilon Ingredients, LLC - Distillers' Grains	18.3%	13.7%	15.4%
RPMG, Inc. - Corn Oil	3.7%	4.5%	4.4%

The percentage of HLBE’s total accounts receivable attributable to each of HLBE’s three major customers at October 31, 2018 and 2017 were as follows:

	October 31, 2018	October 31, 2017
Eco-Energy, Inc. - Ethanol	77.6%	86.8%
Gavilon Ingredients, LLC - Distillers' Grains	15.4%	7.0%
RPMG, Inc. - Corn Oil	2.6%	4.3%

5.  INVENTORY

Inventory consists of the following at October 31:

	2018	2017
Raw materials	$4,508,297	$4,488,923
Supplies	2,957,452	2,929,385
Work in process	1,222,251	1,281,292
Finished goods	6,228,809	6,541,492
Totals	$14,916,809	$15,241,092

The Company performs a lower of cost or net realizable value analysis on inventory to determine if the market values of certain inventories are less than their carrying value, which is attributable primarily to decreases in market prices of corn and ethanol. Based on the lower of cost or net realizable value analysis, the Company recorded a loss on ethanol and corn inventories, as a component of cost of goods sold, of approximately $1,205,000 and $139,000, respectively, for the fiscal year ended October 31, 2018.  The Company recorded a loss on ethanol inventories, as a component of cost of goods sold, of approximately $128,000 for the fiscal year ended October 31, 2017. The Company did not record a loss on corn inventories for the fiscal year ended October 31, 2017.

6.  DERIVATIVE INSTRUMENTS

The Company enters into corn, ethanol, and natural gas derivatives in order to protect cash flows from fluctuations caused by volatility in commodity prices for periods up to 24 months. These derivatives are put in place to protect gross profit margins from potentially adverse effects of market and price volatility on ethanol sales and corn purchase commitments where the prices are set at a future date. Although these derivative instruments serve the Company’s purpose as an economic hedge, they are not designated as effective hedges for accounting purposes. For derivative instruments that are

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

not accounted for as hedges, or for the ineffective portions of qualifying hedges, the change in fair value is recorded through earnings in the period of change.

As of October 31, 2018, the total notional amount of GFE’s outstanding corn derivative instruments was approximately 3,105,000 bushels, comprised of long corn positions on 575,000 bushels that were entered into to hedge forecasted ethanol sales through July 2019, and short corn positions on 2,530,000 bushels that were entered into to hedge forecasted corn purchases through December 2021. There may be offsetting positions that are not shown on a net basis that could lower the notional amount of positions outstanding.

As of October 31, 2018, GFE did not have any cash collateral (restricted cash) related to derivatives held by a broker.

As of October 31, 2018, the total notional amount of HLBE’s outstanding corn derivative instruments was approximately 2,685,000 bushels, comprised of long corn positions on 510,000 bushels that were entered into to hedge forecasted ethanol sales through July 2019, and short corn positions on 2,175,000 bushels that were entered into to hedge forecasted corn purchases through March 2020. There may be offsetting positions that are not shown on a net basis that could lower the notional amount of positions outstanding.

As of October 31, 2018, HLBE did not have any cash collateral (restricted cash) related to derivatives held by a broker.

The following tables provide details regarding the Company’s derivative instruments at October 31, 2018, none of which were designated as hedging instruments:

	Consolidated Balance Sheet Location	Assets	Liabilities
Corn contracts - GFE	Commodity derivative instruments	$532,300	$—
Corn contracts - HLBE	Commodity derivative instruments	425,638	—
Corn contracts - GFE	Commodity derivative instruments	—	25,180
Corn contracts - HLBE	Commodity derivative instruments	—	25,180
Totals		$957,938	$50,360

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

The following tables provide details regarding the gains (losses) from Company’s derivative instruments in statements of operations, none of which are designated as hedging instruments:

	Consolidated Statement	Fiscal Year Ended October 31,
	of Operations Location	2018	2017	2016
Corn contracts	Cost of Goods Sold	$2,142,041	$1,129,746	$708,364
Ethanol contracts	Revenues	107,995	(414,829)	(159,322)
Natural gas contracts	Cost of Goods Sold	(1,598)	(15,381)	32,358
Total gain		$2,248,438	$699,536	$581,400

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

7.  PROPERTY AND EQUIPMENT

A summary of property and equipment is as follows:

	October 31, 2018	October 31, 2017
Land and improvements	$13,697,790	$13,697,790
Railroad improvements	9,045,112	9,045,112
Process equipment and tanks	132,769,215	129,640,626
Administration building	569,328	569,328
Office equipment	1,085,903	989,690
Rolling stock	2,131,733	1,904,154
Construction in progress	702,904	777,655
	160,001,985	156,624,355
Less: accumulated depreciation	(93,326,314)	(84,353,342)
Net property and equipment	$66,675,671	$72,271,013

Depreciation expense totaled approximately $9,203,000,  $9,320,000, and $9,641,000 for the fiscal years ended October 31, 2018, 2017, and 2016, respectively.

8.  DEBT FACILITIES

Granite Falls Energy

Seasonal Revolving Loan

GFE has a credit facility with a lender. This credit facility was originally a revolving term loan facility with an aggregate principal commitment amount of $18,000,000 that reduced by $2,000,000 semi-annually beginning September 1, 2014, until final payment at maturity on March 1, 2018.  On September 8, 2017, the revolving term loan was converted to a seasonal revolving loan in the amount of $6,000,000.  GFE had no outstanding balance on the revolving term loan at the time of conversion.  There was no outstanding balance on the seasonal revolving loan at October 31, 2018. Therefore, the aggregate principal amount available for borrowing by GFE under this seasonal revolving loan at October 31, 2018 was $6,000,000.

The interest rate on the seasonal revolving loan is based on the bank’s One Month London Interbank Offered Rate (“LIBOR”) Index Rate, plus 2.75%, which was 5.06% at October 31, 2018.

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

Project Hawkeye Loan

On August 2, 2017, GFE entered into a replacement credit facility with Project Hawkeye. The terms of the replacement credit facility allow GFE to borrow up to $7.5 million of variable-rate, amortizing non-recourse debt from Project Hawkeye using the Ringneck investment as collateral.  The Project Hawkeye loan bears interest from date funds are first advanced on the loan through maturity, at a rate per annum equal to the sum of the One Month LIBOR Index Rate plus 3.05% per annum, with an interest rate floor of 3.55% which equated to 5.36% and 4.29% at October 31, 2018 and 2017, respectively.

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

As of October 31, 2018, GFE had an outstanding balance of $7.5 million under the Project Hawkeye credit facility to finance the balance of its investment in Ringneck.

Heron Lake BioEnergy

Revolving Term Note

HLBE had a revolving term note payable under which HLBE could borrow, repay, and re-borrow in an amount up to the original aggregate principal commitment at any time prior to maturity at March 1, 2022.  The original aggregate principal commitment was $28,000,000, which reduced by $3,500,000 annually, starting March 1, 2015 and continuing each anniversary thereafter until maturity.  In December 2017, HLBE and its lender orally agreed to reduce the aggregate principal commitment of the revolving term loan to $8,000,000.  On April 6, 2018, HLBE finalized loan agreements with an effective date of March 29, 2018 for an amended credit facility with its lender.

Amended Credit Facility

The amended credit facility includes an amended and restated revolving term loan with a $4,000,000 principal commitment and a revolving seasonal line of credit with a $4,000,000 principal commitment.  The loans are secured by substantially all of HLBE’s assets, including a subsidiary guarantee.  The amended credit facility contains customary covenants, including restrictions on the payment of dividends and loans and advances to Agrinatural, and maintenance of certain financial ratios including minimum working capital, minimum net worth and a debt service coverage ratio as defined by the credit facility.  Failure to comply with the protective loan covenants or maintain the required financial ratios may cause acceleration of the outstanding principal balances on the revolving term loan and/or the imposition of fees, charges, or penalties. In October 2018, HLBE had an event of non-compliance related to the debt service coverage ratio as defined in the amended credit facility. In December 2018, The HLBE received a waiver from its lender waiving this event of non-compliance.

As part of the amended credit facility closing, HLBE entered into an amended administrative agency agreement with CoBank, ACP (“CoBank”).  As a result, CoBank will continue act as the agent for the lender with respect to the amended credit facility.  HLBE agreed to pay CoBank an annual fee of $2,500 for its services as administrative agent.

Amended Revolving Term Note

Under the terms of the amended revolving term loan, HLBE may borrow, repay, and reborrow up to the aggregate principal commitment amount of $4,000,000.  Final payment of amounts borrowed under amended revolving term loan is due December 1, 2021.  Interest on the amended revolving term loan accrues at a variable weekly rate equal to 3.10% above the One-Month London Interbank Offered Rate (“LIBOR”) Index rate, which was 5.41% at October 31, 2018.

HLBE also agreed to pay an unused commitment fee on the unused available portion of the amended revolving term loan commitment at the rate of 0.500% per annum, payable monthly in arrears.

The aggregate principal amount available to HLBE for borrowing under the revolving term loan at October 31, 2017 was $17,500,000, and under the amended revolving term loan at October 31, 2018 was $4,000,000.

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Seasonal Revolving Loan

Under the terms of the seasonal revolving loan, HLBE may borrow, repay, and reborrow up to the aggregate principal commitment amount of $4,000,000 until its maturing on February 1, 2019.  Amounts borrowed under the seasonal revolving loan bear interest at a variable weekly rate equal to 2.850% above the rate quoted by LIBOR Index rate, which was 5.16% at October 31, 2018.  The aggregate principal amount available under the seasonal revolving line was $4,000,000 at October 31, 2018.

The Company also agreed to pay an unused commitment fee on the unused portion of the seasonal revolving loan commitment at the rate of 0.250% per annum.

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Long-term debt consists of the following:

	October 31, 2018	October 31, 2017
GRANITE FALLS ENERGY:
Revolving term loan, see terms above.	$—	$—
Seasonal revolving loan, see terms above.	—	—
Term note payable to Project Hawkeye, see terms above.	7,500,000	7,500,000

HERON LAKE BIOENERGY:
Amended revolving term note payable to lending institution, see terms above.	—	—
Seasonal line of credit payable to lending institution, see terms above.	—	—
Assessment payable as part of water treatment agreement, due in semi-annual installments of $189,393 with interest at 6.55%, enforceable by statutory lien, with the final payment due in 2021. HLBE made deposits for one years' worth of debt service payments of approximately $364,000, which is included with other assets that are held on deposit to be applied with the final payments of the assessment.	947,300	1,241,171
Assessment payable as part of water supply agreement, due in monthly installments of $3,942 with interest at 8.73%, enforceable by statutory lien, with the final payment due in 2019.	11,901	56,514
Note payable to non-controlling interest member of Agrinatural. Interest is at One Month LIBOR plus 4.0%, which was approximately 5.24% at October 31, 2017. The note was paid in full in January 2018.	—	100,000
Totals	8,459,201	8,897,685
Less: amounts due within one year	659,791	432,183
Net long-term debt	$7,799,410	$8,465,502

Based on the most recent debt agreements, estimated maturities of long-term debt at October 31, 2018 are as follows:

2019	$659,791
2020	1,399,936
2021	1,310,189
2022	1,071,429
2023	1,071,429
Thereafter	2,946,427
Total debt	$8,459,201

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

9. MEMBERS’ EQUITY

Granite Falls Energy

GFE has one class of membership units. The units have no par value and have identical rights, obligations and privileges.  Income and losses are allocated to all members based upon their respective percentage of units held.  As of October 31, 2018, 2017, and 2016, GFE had 30,606 membership units authorized, issued, and outstanding, respectively.

Subsequent to fiscal year end, in December 2018, GFE’s Board of Governors declared a cash distribution of $40 per unit or approximately $1,224,000 for GFE unit holders of record as of December 20, 2018 and was paid by GFE in January 2019.

In December 2017, GFE’s Board of Governors declared a cash distribution of $385 per unit or approximately $11,783,000 for GFE unit holders of record as of December 21, 2017 and was paid by GFE in January 2018

In December 2016, GFE’s Board of Governors declared a cash distribution of $365 per unit or approximately $11,171,000 for GFE unit holders of record as of December 22, 2016 and was paid by GFE in January 2017.

In December 2015, GFE’s Board of Governors declared a cash distribution of $315 per unit or approximately $9,641,000 for GFE unit holders of record as of December 17, 2015 and was paid by GFE in January 2016.

Heron Lake BioEnergy

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

10. LEASES

Granite Falls Energy

GFE has lease agreements with leasing companies for 162 rail cars for the transportation of GFE’s ethanol with various maturity dates through January 2027. The rail car lease payments are due monthly in the aggregate amount of approximately $139,000.

GFE has lease agreements with leasing companies for 115 hopper cars to assist with the transport of the distillers’ grains by rail with various maturity dates through November 2025. The rail car lease payments are due monthly in the amount of approximately $76,000.

Rent expense for GFE’s leases was approximately $3,151,000,  $3,163,000 and $2,985,000 for the fiscal years ended October 31, 2018, 2017 and 2016, respectively.

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Heron Lake BioEnergy

HLBE has lease agreements with leasing companies for 138 rail cars for the transportation of the Company’s ethanol with various maturity dates through January 2027. The rail car lease payments are due monthly in the aggregate amount of approximately $122,000.

HLBE has lease agreements with leasing companies for 110 hopper cars to assist in with the transport of the distillers’ grains by rail with various maturity dates through May 2027.  The rail car lease payments are due monthly in the amount of approximately $64,000.

Rent expense for the HLBE’s leases was approximately $2,339,000,  $2,170,000 and $2,571,000 for the fiscal years ended October 31, 2018, 2017, and 2016, respectively.

At October 31, 2018, the Company had the following minimum future lease for payments, which at inception had a non-cancelable term of more than one year:

November 1, 2017 to October 31, 2018	$4,820,864
November 1, 2018 to October 31, 2019	4,539,550
November 1, 2019 to October 31, 2020	4,465,800
November 1, 2020 to October 31, 2021	4,315,800
November 1, 2021 to October 31, 2022	4,089,000
Thereafter	9,252,850
Total minimum lease commitments	$31,483,864

11.  EMPLOYEE BENEFIT PLANS

GFE has a defined contribution plan available to all of its qualified employees. GFE contributes a match of 50% of the participant’s salary deferral up to a maximum of 3% of the employee’s salary.  GFE contributions totaled approximately $72,000,  $73,000, and $63,000 for the fiscal years ended October 31, 2018, 2017, and 2016, respectively.

HLBE has a defined contribution plan available to all of its qualified employees. HLBE contributes a match of 50% of the participant’s salary deferral up to a maximum of 4% of the employee’s salary.  HLBE contributions totaled approximately $98,000,  $90,000, and $85,000 for the fiscal years ended October 31, 2018, 2017, and 2016, respectively.

12. INCOME TAXES

The differences between the consolidated financial statement basis and tax basis of assets are estimated as follows:

	October 31, 2018	October 31, 2017
Consolidated financial statement basis of assets	$116,861,069	$127,089,530
Organization & start-up costs capitalized for tax purposes, net	178,777	268,166
Tax depreciation greater than book depreciation	(12,461,315)	(14,219,188)
Unrealized derivatives gains of commodity derivative instruments	(532,300)	(102,650)
Capitalized inventory	47,745	81,119
Net effect of consolidation of acquired subsidiary	(30,163,149)	(32,239,669)
Income tax basis of assets	$73,930,827	$80,877,308

There were no significant differences between the consolidated financial statement basis of liabilities and the income tax basis of liabilities at October 31, 2018 and 2017.

13. RELATED PARTY TRANSACTIONS

GFE Corn Purchases - Members

GFE purchased corn from members of its Board of Governors of approximately $4,139,000 for the fiscal year ended October 31, 2018, of which approximately $99,000 is included in accounts payable at October 31, 2018.  GFE purchased

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

corn from members of its Board of Governors of approximately $945,000 for the fiscal year ended October 31, 2017, of which approximately $8,000 is included in accounts payable at October 31, 2017.

HLBE Corn Purchases - Members

HLBE purchased corn from members of its Board of Governors of approximately $14,483,000 in fiscal year 2018, of which approximately $348,000 is included in accounts payable at October 31, 2018, $9,811,000 in fiscal year 2017, of which approximately $602,000 is included in accounts payable at October 31, 2017, and $15,008,000 in fiscal year 2016.

Swan Engineering

Agrinatural has a management and operating agreement with Swan Engineering, Inc. (“SEI”). SEI, together with an unrelated third party owns Rural Energy Solutions, LLC (“RES”), the 27% minority owner of Agrinatural. Under the management and operating agreement, SEI provides Agrinatural with day-to-day management and operation of Agrinatural’s pipeline distribution business. In exchange for these services, Agrinatural pays SEI an aggregate management fee equal to the fixed monthly base fee plus the variable customer management fee based on the number of customers served on the pipeline less the agreed monthly fee reduction of $4,500. For the year ended October 31, 2018, the Company paid approximately $38,000 and $161,000 for the monthly base fee and variable customer management fee, respectively. For the year ended October 31, 2017, the Company paid approximately $36,000 and $157,000 for the monthly base fee and variable customer management fee, respectively.    For the year ended October 31, 2016, the Company paid approximately $32,000 and $149,000 for the monthly base fee and variable customer management fee, respectively. The management and operating agreement with SEI expires July 1, 2019 unless earlier terminated for cause as defined in the agreement.

Agrinatural also has a project management agreement with SEI. Pursuant to the project management agreement, SEI supervises all of Agrinatural’s pipeline construction projects. These projects are constructed by unrelated third-party pipeline construction companies. Under the project management agreement, Agrinatural pays SEI a total of 10% of the actual capital expenditures for construction projects approved by Agrinatural’s Board of Directors, excluding capitalized marketing costs. For the year ended October 31, 2018, the Company incurred approximately $77,000 for project management and capital work fees. For the year ended October 31, 2017, the Company incurred approximately $44,000 for project management and capital work fees. For the year ended October 31, 2016, the Company incurred approximately $28,000 for project management and capital work fees. The project management with SEI expires June 30, 2019 unless earlier terminated for cause as defined in the agreement.

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

14. COMMITMENTS AND CONTINGENCIES

Corn Purchase Commitments

At October 31, 2018, GFE had cash and basis contracts for forward corn purchase commitments for approximately 3,224,000 bushels for deliveries through December 2021.

At October 31, 2018, HLBE had cash and basis contracts for forward corn purchase commitments for approximately 2,334,000 bushels for deliveries through October 2019.

Given the uncertainty of future ethanol and corn prices, the Company could incur a loss on the outstanding corn purchase contracts in future periods. Management has evaluated these forward contracts using the lower of cost or net realizable value evaluation, similar to the method used on its inventory, and has determined that an impairment loss existed at GFE of approximately $200,000, and at HLBE of approximately $323,000, at October 31, 2018, and no impairment losses existed at GFE or HLBE at October 31, 2017. The impairment expense is recorded as a component of costs of goods sold.

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

Total ethanol marketing fees and commissions of GFE and HLBE approximated $1,181,000,  $1,159,000 and $1,256,000 for the fiscal years ended October 31, 2018, 2017, and 2016, respectively, and are included net within revenues.

Ethanol Contracts

At October 31, 2018, GFE had fixed and basis contracts to sell approximately $11,001,000 of ethanol for various delivery periods through December 2018, which approximates 87% of its anticipated ethanol sales for this that period.

At October 31, 2018, HLBE had fixed and basis contracts to sell approximately $10,908,000 of ethanol for various delivery periods through December 2018, which approximates 85% of its anticipated ethanol sales for this that period.

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Distillers Grain Marketing Agreement

GFE has a distillers’ grains marketing agreement with RPMG, Inc. (“RPMG”), an unrelated party, for the purpose of marketing and selling all distillers’ grains produced by GFE. The contract commenced on February 1, 2011 with an initial term of one year, and will continue to remain in effect until terminated by either party at its unqualified option, by providing written notice of not less than 90 days to the other party. Distillers’ grains commissions to RPMG totaled approximately $293,000,  $276,000 and $335,000 for the fiscal years ended October 31, 2018, 2017, and 2016, respectively, and are included net within revenues.

At October 31, 2018, GFE had forward contracts to sell approximately $1,229,000 of distillers’ grain for deliveries through March 2019, which approximates 65% of its anticipated distillers’ grain sales during that period.

HLBE has a distillers’ grains off-take agreement with Gavilon Ingredients, LLC (“Gavilon”), an unrelated party.  Under this agreement, Gavilon purchases all of the distillers’ grains produced at HLBE’s ethanol plant in exchange for a service fee. The contract commenced on November 1, 2013 with an initial term of six months, and will continue to remain in effect until terminated by either party at its unqualified option, by providing written notice of not less than 60 days to the other party.  Distillers’ grains commissions to Gavilon totaled approximately $252,000,  $268,000, and $283,000 for the fiscal years ended October 31, 2018, 2017, and 2016, respectively.

At October 31, 2018, HLBE had forward contracts to sell approximately $561,000 of distillers’ grains for delivery in November 2018, which approximates 30% of its anticipated distillers’ grain sales during that period.

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

Corn oil commissions totaled approximately $173,000,  $176,000 and $166,000 for the fiscal years ended October 31, 2018, 2017, and 2016, respectively, and are included net within revenues.

At October 31, 2018, GFE had forward contracts to sell approximately $915,000 of corn oil for delivery through December 2018, which approximates 95% of its anticipated corn oil sales for this that period.

At October 31, 2018, HLBE had forward contracts to sell approximately $721,000 of corn oil for delivery through December 2018, which approximates 95% of its anticipated corn oil sales for this that period.

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

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

In May 2006, HLBE entered into a water treatment agreement with the City of Heron Lake and Jackson County for 30 years. HLBE will pay for operating and maintenance costs of the plant in exchange for receiving treated water.  In addition, HLBE agreed to an assessment for a portion of the capital costs of the water treatment plant.  HLBE recorded assessments with long-term debt of $500,000 and $3,550,000 in fiscal 2007 and 2006, respectively, as described in Note 8.  HLBE paid operating and maintenance expenses of approximately $47,000,  $92,000, and $24,000 in fiscal 2018, 2017 and 2016, respectively.

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

16.  QUARTERLY FINANCIAL DATA (UNAUDITED)

Summary quarterly results are as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Fiscal year ended October 31, 2018
Revenues	$52,993,499	$55,550,274	$53,220,620	$48,548,014
Gross profit (loss)	3,004,992	3,815,439	3,693,542	(928,487)
Operating income (loss)	1,324,849	2,167,436	2,234,988	(2,426,190)
Net income (loss) attributable to GFE	1,051,606	1,497,602	2,002,251	(1,687,247)
Basic and diluted earnings (loss) per unit attributable to GFE	$34.36	$48.93	$65.42	$(55.13)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Fiscal year ended October 31, 2017
Revenues	$54,576,064	$52,802,058	$54,250,994	$54,153,275
Gross profit	6,844,907	3,956,500	4,203,141	6,094,930
Operating income	5,237,686	2,371,966	2,740,127	4,581,816
Net income attributable to GFE	4,159,791	1,847,477	2,049,621	3,428,444
Basic and diluted earnings per unit attributable to GFE	$135.91	$60.36	$66.97	$112.02

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Fiscal year ended October 31, 2016
Revenues	$51,001,654	$50,974,398	$58,018,553	$55,531,621
Gross profit	1,432,877	2,273,697	6,301,875	6,890,645
Operating income	32,031	784,201	5,017,859	5,739,434
Net income attributable to GFE	11,526	699,514	3,492,822	4,518,946
Basic and diluted earnings per unit attributable to GFE	$0.38	$22.86	$114.12	$147.65

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

Our management, including our Chief Executive Officer and General Manager (the principal executive officer), Steve Christensen, along with our Chief Financial Officer (the principal financial officer), Stacie Schuler, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2018.  Based upon this review and evaluation, these officers have concluded that our consolidated disclosure controls and procedures are effective as of October 31, 2018.

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

Under the supervision of our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of October 31, 2018.

An attestation report from our accounting firm on our internal control over financial reporting is not included in this annual report because an attestation report is only required under the regulations of the Securities and Exchange Commission for accelerated filers and large accelerated filers.

(c)Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fourth fiscal quarter ended October 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.OTHER INFORMATION

None.

PART III

Pursuant to General Instruction G(3), we omit Part III, Items 10, 11, 12, 13 and 14 and incorporate such items by reference to an amendment to this Annual Report on Form 10-K or to a definitive proxy statement (the “2019 Proxy Statement”) to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Annual Report (October 31, 2018).

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Information required by this Item is incorporated by reference to the 2019 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

The Information required by this Item is incorporated by reference to the 2019 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The Information required by this Item is incorporated by reference to the 2019 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Information required by this Item is incorporated by reference to the 2019 Proxy Statement.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The Information required by this Item is incorporated by reference to the 2019 Proxy Statement.

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

Exhibit 10.1 to the registrant’s Form 10-Q filed with the Commission on September 14, 2017 (File No. 000-51277).
10.38	Promissory Note issued August 2, 2017 by Granite Falls Energy, LLC as borrower to Project Hawkeye, LLC as lender in principal amount of $7,500,000.	Exhibit 10.2 to the registrant’s Form 10-Q filed with the Commission on September 14, 2017 (File No. 000-51277).
10.39	Pledge Agreement Dated August 2, 2017 between Granite Falls Energy, LLC and Project Hawkeye, LLC	Exhibit 10.3 to the registrant’s Form 10-Q filed with the Commission on September 14, 2017 (File No. 000-51277).
10.40	Amendment to Master Loan Agreement between AgCounty Farm Credit Services, PCA, successor by merger to United FCS, PCA and Granite Falls Energy, LLC dated September 8, 2017.	Exhibit 10.40 to the registrant’s Form 10-K filed with the Commission on January 29, 2018 (File No. 000-51277).
10.41	Revolving Credit Supplement dated September 8, 2017 between AgCounty Farm Credit Services, PCA, successor by merger to United FCS, PCA and Granite Falls Energy, LLC.	Exhibit 10.41 to the registrant’s Form 10-K filed with the Commission on January 29, 2018 (File No. 000-51277).
10.42	Subscription Agreement for Harvestone Group, LLC dated June 29, 2018 between Granite Falls Energy, LLC and Harvestone Group, LLC	Exhibit 10.1 to the registrant’s Form 10-Q filed with the Commission on September 14, 2018 (File No. 000-51277).
14.1	Code of Ethics.	Exhibit 14.1 to the registrant’s Form 10-KSB filed with the Commission on March 30, 2004 (File No. 000-51277).
21.1	Subsidiaries of the registrant.	Exhibit 21.1 to the registrant’s Form 10-K filed with the Commission on January 29, 2014 (File No. 000-51277).
31.1	Certification of Chief Executive Officer pursuant to 17 CFR 240.13a-14(a). (**)	Exhibit 31.1 to the registrant’s Form 10-K filed with the Commission on January 29, 2019 (File No. 000-51277).
31.2	Certification of Chief Financial Officer pursuant to 17 CFR 240.13a-14(a). (**)	Exhibit 31.2 to the registrant’s Form 10-K filed with the Commission on January 29, 2019 (File No. 000-51277).
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350. (**)	Exhibit 32.1 to the registrant’s Form 10-K filed with the Commission on January 29, 2019 (File No. 000-51277).
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350. (**)	Exhibit 32.2 to the registrant’s Form 10-K filed with the Commission on January 29, 2019 (File No. 000-51277).
101

The following financial information from Granite Falls Ethanol, LLC’s Annual Report on Form 10-K for the fiscal year ended October 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of October 31, 2018 and October 31, 2017, (ii) the Consolidated Statements of Operations for the fiscal years ended October 31, 2018, 2017, and 2016, (iii) the Consolidated Statement of Changes in Members’ Equity; (iv) the Consolidated Statements of Cash Flows for the fiscal years ended October 31, 2018, 2017, and 2016, and (v) the Notes to the Consolidated Financial Statements. (**)

(*)Indicates compensatory agreement.

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

GRANITE FALLS ENERGY, LLC

Date:	January 29, 2019	/s/ Steve Christensen
Steve Christensen
Chief Executive Officer

Date:	January 29, 2019	/s/ Stacie Schuler
Stacie Schuler
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	January 29, 2019	/s/ Steve Christensen
Steve Christensen, Chief Executive Officer and General Manager
(Principal Executive Officer)

Date:	January 29, 2019	/s/ Stacie Schuler
Stacie Schuler, Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	January 29, 2019	/s/ Paul Enstad
Paul Enstad, Governor and Chairman

Date:	January 29, 2019	/s/ Rodney R. Wilkison
Rodney R. Wilkison, Governor and Vice Chairman

Date:	January 29, 2019	/s/ Dean Buesing
Dean Buesing, Governor and Secretary

Date:	January 29, 2019	/s/ Leslie Bergquist
Leslie Bergquist, Governor

Date:	January 29, 2019	/s/ Marten Goulet
Marten Goulet, Governor

Date:	January 29, 2019	/s/ Kenton Johnson
Kenton Johnson, Governor

Date:	January 29, 2019	/s/ Sherry Jean Larson
Sherry Jean Larson, Governor

Date:	January 29, 2019	/s/ Michael Lund
Michael Lund, Governor

Date:	January 29, 2019	/s/ Marty Seifert
Marty Seifert, Alternate Governor