Form 10-Q
period 2019-01-31
Granite Falls Energy, LLC
filed 2019-03-18
CIK 1181749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended January 31, 2019

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

☒Yes    ☐No

Indicate by checkmark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☒Yes    ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

As of March 18, 2019, there were 30,606 membership units outstanding.

PART IFINANCIAL INFORMATION

Item 1.    Financial Statements

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	January 31, 2019	October 31, 2018
ASSETS	(unaudited)
Current Assets
Cash	$6,902,900	$14,901,091
Restricted cash	290,209	—
Accounts receivable	5,713,879	7,325,203
Inventory	14,832,447	14,916,809
Commodity derivative instruments	216,250	957,938
Prepaid expenses and other current assets	1,045,500	506,926
Total current assets	29,001,185	38,607,967

Property and Equipment, net	64,628,169	66,675,671

Goodwill	1,372,473	1,372,473

Investments	9,500,000	9,500,000

Other Assets	695,421	704,958

Total Assets	$105,197,248	$116,861,069

LIABILITIES AND MEMBERS' EQUITY
Current Liabilities
Current maturities of long-term debt	$849,769	$659,791
Accounts payable	4,205,417	10,033,168
Commodity derivative instruments	—	50,360
Accrued expenses	1,350,973	1,388,293
Total current liabilities	6,406,159	12,131,612

Long-Term Debt, less current portion	7,601,669	7,799,410

Commitments and Contingencies

Members' Equity
Members' equity attributable to Granite Falls Energy, LLC consists of 30,606 units authorized, issued, and outstanding at both January 31, 2019 and October 31, 2018	70,310,280	75,083,782
Non-controlling interest	20,879,140	21,846,265
Total members' equity	91,189,420	96,930,047

Total Liabilities and Members' Equity	$105,197,248	$116,861,069

Notes to Condensed Consolidated Unaudited Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

	Three Months Ended January 31,
	2019	2018
	(unaudited)	(unaudited)

Revenues	$49,375,097	$52,993,499

Cost of Goods Sold	52,110,622	49,988,507

Gross Profit (Loss)	(2,735,525)	3,004,992

Operating Expenses	1,770,173	1,680,143

Operating Income (Loss)	(4,505,698)	1,324,849

Other Income (Expense):
Other income, net	1,459	259,256
Interest income	73,275	46,473
Interest expense	(113,663)	(105,755)
Total other income (expense), net	(38,929)	199,974

Net Income (Loss)	$(4,544,627)	$1,524,823

Less: Net (Income) Loss Attributable to Non-controlling Interest	967,125	(473,217)

Net Income (Loss) Attributable to Granite Falls Energy, LLC	$(3,577,502)	$1,051,606

Weighted Average Units Outstanding - Basic and Diluted	30,606	30,606

Amounts attributable to Granite Falls Energy, LLC:

Net Income (Loss) Per Unit - Basic and Diluted	$(116.89)	$34.36

Distributions Per Unit	$40.00	$385.00

Notes to Condensed Consolidated Unaudited Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Members’ Equity

	Members' Equity
	attributable to Granite Falls Energy, LLC	Non-controlling Interest	Total Members' Equity

Balance - October 31, 2018	$ 75,083,782	$ 21,846,265	$ 96,930,047

Member distribution	(1,196,000)	-	(1,196,000)
Net loss attributable to non-controlling interest	-	(967,125)	(967,125)
Net loss attributable to Granite Falls Energy, LLC	(3,577,502)	-	(3,577,502)

Balance - January 31, 2019	$ 70,310,280	$ 20,879,140	$ 91,189,420

Balance - October 31, 2017	$ 83,998,672	$ 25,645,283	$ 109,643,955

Member distribution	(11,779,102)	(4,311,192)	(16,090,294)
Net income attributable to non-controlling interest	-	473,217	473,217
Net income attributable to Granite Falls Energy, LLC	1,051,606	-	1,051,606

Balance - January 31, 2018	$ 73,271,176	$ 21,807,308	$ 95,078,484

Notes to Condensed Consolidated Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	Three Months Ended January 31,
	2019	2018
	(unaudited)	(unaudited)
Cash Flows from Operating Activities:
Net income (loss)	$(4,544,627)	$1,524,823
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Depreciation and amortization	2,351,722	2,284,340
Change in fair value of commodity derivative instruments	(44,228)	113,233
Gain on sale of assets	—	(24,815)
Changes in operating assets and liabilities:
Commodity derivative instruments	735,556	130,421
Accounts receivable	1,611,324	179,702
Inventory	84,362	(495,390)
Prepaid expenses and other current assets	(538,574)	(341,310)
Accounts payable	(5,789,620)	(2,550,585)
Accrued expenses	(37,320)	226,774
Net Cash Provided by (Used in) Operating Activities	(6,171,405)	1,047,193

Cash Flows from Investing Activities:
Payments for capital expenditures	(332,814)	(569,982)
Proceeds from disposal of assets	—	24,815
Net Cash Used in Investing Activities	(332,814)	(545,167)

Cash Flows from Financing Activities:
Payments on long-term debt	(7,763)	(110,844)
Checks drawn in excess of bank balance	—	1,151,278
Distributions to non-controlling interests	—	(4,311,192)
Member distributions paid	(1,196,000)	(11,779,102)
Net Cash Used in Financing Activities	(1,203,763)	(15,049,860)

Net Decrease in Cash and Restricted Cash	(7,707,982)	(14,547,834)

Cash and Restricted Cash - Beginning of Period	14,901,091	21,733,611

Cash and Restricted Cash - End of Period	$7,193,109	$7,185,777

Reconciliation of Cash and Restricted Cash
Cash - Balance Sheet	$6,902,900	$6,638,645
Restricted Cash - Balance Sheet	290,209	547,132
Cash and Restricted Cash	$7,193,109	$7,185,777

Supplemental Cash Flow Information
Cash paid during the period for:
Interest expense	$113,663	$105,755

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Capital expenditures and construction in process included in accounts payable	$18,291	$63,829

Notes to Condensed Consolidated Unaudited Financial Statements are an integral part of this Statement.

Granite Falls Energy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

January 31, 2019

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

Basis of Presentation and Principles of Consolidation

The condensed consolidated unaudited financial statements as of January 31, 2019 consolidate the operating results and financial position of GFE, and its approximately 50.7% owned subsidiary, HLBE (through GFE's 100% ownership of Project Viking, LLC). Given the Company’s control over the operations of HLBE and its majority voting interest, the Company consolidates the condensed consolidated unaudited financial statements of HLBE with GFE's condensed consolidated unaudited financial statements. The remaining 49.3% ownership of HLBE is included in the condensed consolidated unaudited financial statements as a non-controlling interest. HLBE, through its wholly owned subsidiary, HLBE Pipeline Company, LLC, owns approximately 73% of Agrinatural. Given HLBE’s control over the operations of Agrinatural and its majority voting interest, HLBE consolidates the financial statements of Agrinatural with its consolidated unaudited financial statements, with the equity and earnings attributed to the remaining approximately 27% noncontrolling interest. All significant intercompany balances and transactions are eliminated in consolidation.

The accompanying condensed consolidated unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s audited consolidated financial statements for the year ended October 31, 2018, contained in the Company’s annual report on Form 10-K.

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

January 31, 2019

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

Revenue Recognition

Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. Our contracts primarily consist of agreements with marketing companies and other customers as described below. Our performance obligations consist of the delivery of ethanol, distillers' grains, and corn oil to our customers. Our customers primarily consist of two distinct marketing companies as described below. The consideration we receive for these products is fixed or determinable based on current observable market prices at the Chicago Mercantile Exchange, generally, and adjusted for local market differentials. Our contracts have specific delivery modes, rail or truck, and dates. Revenue is recognized when the Company delivers the products to the mode of transportation specified in the contract, at the transaction price established in the contract, net of commissions, fees, and freight. We sell each of the products via different marketing channels as described below.

•

Ethanol. The Company sells its ethanol via a marketing agreement with Eco-Energy, Inc. Eco-Energy sells one hundred percent of the Company's ethanol production based on agreements with end users at prices agreed upon mutually among the end user, Eco-Energy and the Company. Our performance obligations consist of our obligation to deliver ethanol to our customers. Our customer contracts consist of orders received from the customer pursuant to a marketing agreement. The marketing agreement calls for control and title to pass to Eco-Energy once a rail car is released to the railroad or a truck is released from the Company's scales. Revenue is recognized then at the price in the agreement with the end user, net of commissions, freight, and fees.

•

Distillers grains. The Company engages another third-party marketing company, RPMG, Inc., to sell one hundred percent of the distillers grains it produces at the plant. RPMG takes title and control once a rail car is released to the railroad or a truck is released from the Company's scales. Prices are agreed upon between RPMG and the Company.  Our performance obligations consist of our obligation to deliver corn oil to our customers. Our customer contracts consist of orders received from the customer pursuant to a marketing agreement. Revenue is recognized net of commissions, freight and fees.

•

Distillers corn oil (corn oil). The Company sells one hundred percent of its corn oil production to RPMG, Inc.  The process for selling corn oil is the same as our distillers’ grains. RPMG takes title and control once a rail car

Granite Falls Energy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

January 31, 2019

is released to the railroad or a truck is released from the Company's scales. Prices are agreed upon between RPMG and the Company. Our performance obligations consist of our obligation to deliver corn oil to our customers. Our customer contracts consist of orders received from the customer pursuant to a marketing agreement. Revenue is recognized net of commissions, freight and fees.

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

Investments

On November 1, 2016, GFE subscribed to purchase 1,500 capital units of Ringneck Energy & Feed, LLC (“Ringneck”) at a price of $5,000 per unit for a total of $7,500,000.  Ringneck is a South Dakota limited liability company which is constructing an 80 million gallon per year ethanol manufacturing plant in outside of Onida, South Dakota in Sully County. GFE’s investment is sufficient to secure the Company the right to appoint one director to the board of directors of Ringneck. GFE has appointed Steve Christensen, its CEO, to serve as its appointed director.

Granite Falls Energy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

January 31, 2019

GFE paid a down payment of $750,000 in connection with the subscription, and signed a promissory note for $6,750,000 for the remaining balance of the subscription. On August 2, 2017, following notice from Ringneck accepting GFE’s subscription and that payment of the balance of GFE’s subscription and promissory note was due, GFE borrowed $7.5 million under its credit facility with Project Hawkeye, LLC (“Project Hawkeye”) and paid $6,750,000 to Ringneck as payment for the remaining balance of GFE’s subscription.  Project Hawkeye is an affiliate of Fagen, Inc., which is a member of GFE.  See Note 7 below for the terms of GFE’s credit facility with Project Hawkeye.

On June 29, 2018, GFE executed a subscription agreement for investment in Harvestone Group, LLC (“Harvestone”), a Delaware limited liability company, and a Joinder to the Operating Agreement of Harvestone.  In connection with the execution of the subscription agreement and joinder, GFE made a capital contribution of $2.0 million in exchange for twenty (20) preferred membership units and was sufficient to secure GFE the right to appoint one advisor to the advisory committee to the managers of Harvestone.   GFE has appointed Eric Baukol, its Risk Manager, to serve as its appointed advisor. Harvestone is a start-up ethanol marketing, logistics, and trading company headquartered in Franklin, Tennessee.  Harvestone is owned by several other ethanol producers and other private investors that expects that its primary business will be marketing and trading for member and non-member ethanol producers. The marketing and trading commenced in January 2019.

The investments are accounted for by the equity method, under which the Company’s share of the net income of the investee is recognized as income in the Company’s Condensed Consolidated Statements of Operations and added to the investment account, and distributions received from the affiliates are treated as a reduction of the investment.

Recently Adopted Accounting Pronouncements

Effective November 1, 2018, the Company adopted the amended guidance ASC Topic 606, Revenue from Contracts with Customers. Refer to Note 1 –Summary of Significant Accounting Policies and Note 3 – Revenue for further details.

In November 2016 the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-18, Restricted Cash, which amended Statement of Cash Flows (Topic 230) of the Accounting Standards Codification. The new guidance requires an entity to reconcile and explain the period-over-period change in total cash, cash equivalents, restricted cash and restricted cash equivalents within its statement of cash flows. Effective November 1, 2018, the Company adopted the new standard and has applied it retrospectively. Accordingly, the condensed consolidated statements of cash flows for the periods ended January 31, 2019 and 2018 have been adjusted from amounts previously reported.

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, "Disclosure Update and Simplification," amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis must present a reconciliation of the beginning balance to the ending balance for each period for which a statement of comprehensive income is required to be filed. Accordingly, the condensed consolidated statements of changes in members’ equity for the periods ended January 31, 2019 and 2018 have been presented.

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

January 31, 2019

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

3.   REVENUE

Adoption of ASC Topic 606

On November 1, 2018, the Company adopted the amended guidance in ASC Topic 606, Revenue from Contracts with Customers, and all related amendments (“new revenue standard”) and applied it to all contracts using the modified retrospective transition method. The adoption of the new revenue standard did not result in any changes to the timing or amount of revenue recognized prior to November 1, 2018, but did result in expanded disclosures to our consolidated financial statements.

Revenue by Source

All revenues from contracts with customers under ASC Topic 606 are recognized at a point in time. The following table disaggregates revenue by major source for the three months ended January 31, 2019:

	Three Months Ended January 31, 2019
	Ethanol Production	Natural Gas Pipeline	Total
Ethanol	$35,965,285	$—	$35,965,285
Distillers’ Grains	10,566,874	—	10,566,874
Corn Oil	1,993,336	—	1,993,336
Other	264,303	—	264,303
Natural Gas	—	585,299	585,299
Total Revenues	$48,789,798	$585,299	$49,375,097

Payment Terms

The Company has contractual payment terms with each respective marketer that sells ethanol, distillers’ grains and corn oil. These terms are 10 calendar days after the transfer of control date.

Shipping and Handling Costs

Shipping and handling costs related to contracts with customers for sale of goods are accounted for as a fulfillment activity and are included in cost of goods sold. Accordingly, amounts billed to customers for such costs are included as a component of revenue.

4.   INVENTORY

Inventories consist of the following:

	January 31, 2019	October 31, 2018
	(unaudited)
Raw materials	$2,678,474	$4,508,297
Supplies	3,218,890	2,957,452
Work in process	1,525,529	1,222,251
Finished goods	7,409,554	6,228,809
Totals	$14,832,447	$14,916,809

Granite Falls Energy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

January 31, 2019

The Company performs a lower of cost or net realizable value analysis on inventory to determine if the net realizable values of certain inventories are less than their carrying value, which is attributable primarily to decreases in market prices of corn and ethanol. Based on the lower of cost or net realizable value analysis, as a component of cost of goods sold, the Company recorded a loss on ethanol inventories of approximately $1,488,000 and $377,000 for the three months ended January 31, 2019 and 2018, respectively. Based on the lower of cost or net realizable value analysis, as a component of cost of goods sold, the Company recorded a loss on corn inventories of approximately $24,000 for the three months ended January 31, 2019.

5.   DERIVATIVE INSTRUMENTS

As of January 31, 2019, the total notional amount of GFE’s outstanding corn derivative instruments was approximately 2,065,000 bushels, comprised of long corn positions on 75,000 bushels that were entered into to hedge forecasted ethanol sales through July 2019, and short corn positions on 1,990,000 bushels that were entered into to hedge forecasted corn purchases through December 2021. There may be offsetting positions that are not shown on a net basis that could lower the notional amount of positions outstanding.

As of January 31, 2019, the total notional amount of HLBE’s outstanding corn derivative instruments was approximately 1,595,000 bushels, comprised of long corn positions on 10,000 bushels that were entered into to hedge forecasted ethanol sales through July 2019, and short corn positions on 1,585,000 bushels that were entered into to hedge forecasted corn purchases through March 2020. There may be offsetting positions that are not shown on a net basis that could lower the notional amount of positions outstanding.

As of January 31, 2019, GFE had approximately $151,000 of cash collateral (restricted cash) related to derivatives held by a broker.

As of January 31, 2019, HLBE had approximately $139,000 of cash collateral (restricted cash) related to derivatives held by a broker.

The following tables provide details regarding the Company's derivative instruments at January 31, 2019, none of which were designated as hedging instruments:

	Consolidated Balance Sheet Location	Assets	Liabilities
Corn contracts - GFE	Commodity derivative instruments	$113,075	$—
Corn contracts - HLBE	Commodity derivative instruments	103,175	—
Totals		$216,250	$—

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

Granite Falls Energy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

January 31, 2019

The following tables provide details regarding the Company's derivative instruments at October 31, 2018, none of which were designated as hedging instruments:

	Consolidated Balance Sheet Location	Assets	Liabilities
Corn contracts - GFE	Commodity derivative instruments	$532,300	$—
Corn contracts - HLBE	Commodity derivative instruments	425,638	—
Corn contracts - GFE	Commodity derivative instruments	—	25,180
Corn contracts - HLBE	Commodity derivative instruments	—	25,180
Totals		$957,938	$50,360

The following tables provide details regarding the gains (losses) from Company's derivative instruments in the consolidated statements of operations, none of which are designated as hedging instruments:

	Consolidated Statement	Three Months Ended January 31,
	of Operations Location	2019	2018
Corn contracts	Cost of Goods Sold	$44,228	$(265,068)
Ethanol contracts	Revenues	—	139,497
Natural gas contracts	Cost of Goods Sold	—	12,338
Total gain (loss)		$44,228	$(113,233)

6.   FAIR VALUE

The following table sets forth, by level, the Company assets that were accounted for at fair value on a recurring basis at January 31, 2019:

Fair Value Measurement Using
			Quoted Prices	Significant Other	Significant
	Carrying Amount in		in Active Markets	Observable Inputs	Unobservable Inputs
Financial Asset:	Consolidated Balance Sheet	Fair Value	(Level 1)	(Level 2)	(Level 3)
Commodity Derivative Instruments - Corn	$216,250	$216,250	$216,250	$—	$—

The following table provides information on those derivative assets and liabilities measured at fair value on a recurring basis at October 31, 2018:

			Fair Value Measurement Using
			Quoted Prices	Significant Other	Significant
	Carrying Amount in		in Active Markets	Observable Inputs	Unobservable Inputs
Financial Asset:	Consolidated Balance Sheet	Fair Value	(Level 1)	(Level 2)	(Level 3)
Commodity Derivative Instruments - Corn	$957,938	$957,938	$957,938	$—	$—

Financial Liabilities:
Commodity Derivative Instruments - Corn	$50,360	$50,360	$—	$50,360	$

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

Granite Falls Energy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

January 31, 2019

7.    DEBT FACILITIES

Debt financing consists of the following:

	January 31, 2019	October 31, 2018
	(unaudited)
GRANITE FALLS ENERGY:
Seasonal revolving loan, see terms below.	$—	$—
Term note payable to Project Hawkeye, see terms below.	7,500,000	7,500,000

HERON LAKE BIOENERGY:
Amended revolving term note payable to lending institution, see terms below.	—	—
Seasonal line of credit payable to lending institution, see terms below.	—	—
Assessment payable as part of water treatment agreement, due in semi-annual installments of $189,393 with interest at 6.55%, enforceable by statutory lien, with the final payment due in 2021. HLBE made deposits for one years' worth of debt service payments of approximately $364,000, which is included with other assets that are held on deposit to be applied with the final payments of the assessment.	947,300	947,300
Assessment payable as part of water supply agreement, due in monthly installments of $3,942 with interest at 8.73%, enforceable by statutory lien, with the final payment due in 2019.	4,138	11,901
Totals	8,451,438	8,459,201
Less: amounts due within one year	849,769	659,791
Net long-term debt	$7,601,669	$7,799,410

Granite Falls Energy

Seasonal Revolving Loan

GFE has a credit facility with a lender. This credit facility was originally a revolving term loan facility with an aggregate principal commitment amount of $18,000,000 that reduced by $2,000,000 semi-annually beginning September 1, 2014, until final payment at maturity on March 1, 2018.  On September 8, 2017, the revolving term loan was converted to a seasonal revolving loan in the amount of $6,000,000. GFE had no outstanding balance on the revolving term loan at the time of conversion. There was no outstanding balance on the seasonal revolving loan at January 31, 2019. Therefore, the aggregate principal amount available for borrowing by GFE under this seasonal revolving loan at January 31, 2019 was $6,000,000.

The interest rate on the seasonal revolving loan is based on the bank’s One Month London Interbank Offered Rate (“LIBOR”) Index Rate, plus 2.75%, which was 5.26% and 5.06% at January 31, 2019 and October 31, 2018, respectively.

The credit facility also requires GFE to comply with certain financial covenants, at various times calculated monthly, quarterly, or annually, including restriction of the payment of dividends and maintenance of certain financial ratios including minimum working capital, minimum net worth, and a debt service coverage ratio as defined by the credit facility.  Failure to comply with the protective loan covenants or maintain the required financial ratios may cause acceleration of the outstanding principal balances on the revolving term loan and/or the imposition of fees, charges or penalties.

The credit facility is secured by substantially all assets of GFE. There are no savings account balance collateral requirements as part of this credit facility.

Project Hawkeye Loan

On August 2, 2017, GFE entered into a credit facility with Project Hawkeye to finance its investment in Ringneck. Pursuant to this credit facility, GFE borrowed $7.5 million from Project Hawkeye using the Ringneck investment as collateral.  The Project Hawkeye loan bears interest from date funds are first advanced on the loan through maturity, at a

Granite Falls Energy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

January 31, 2019

rate per annum equal to the sum of the One Month LIBOR Index Rate plus 3.05% per annum, with an interest rate floor of 3.55%, which equated to 5.56% and 5.36% at January 31, 2019 and October 31, 2018 respectively.

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

As of January 31, 2019, GFE had an outstanding balance of $7.5 million under the Project Hawkeye credit facility to finance the balance of its investment in Ringneck.

Heron Lake BioEnergy

Amended Credit Facility

The amended credit facility represents the credit arrangement HLBE entered into as of April 6, 2018, with an effective date of March 29, 2018, which replaced a prior revolving term note. The amended credit facility includes an amended and restated revolving term loan with a $4,000,000 principal commitment and a revolving seasonal line of credit with a $4,000,000 principal commitment.  The loans are secured by substantially all of HLBE’s assets, including a subsidiary guarantee.  The amended credit facility contains customary covenants, including restrictions on the payment of dividends and loans and advances to Agrinatural, and maintenance of certain financial ratios including minimum working capital, minimum net worth and a debt service coverage ratio as defined by the credit facility.  Failure to comply with the protective loan covenants or maintain the required financial ratios may cause acceleration of the outstanding principal balances on the revolving term loan and/or the imposition of fees, charges, or penalties. In October 2018, The Company had an event of non-compliance related to the debt service coverage ratio as defined in the amended credit facility. In December 2018, The Company received a waiver from its lender waiving this event of noncompliance.

As part of the amended credit facility closing, HLBE entered into an amended administrative agency agreement with CoBank, ACP (“CoBank”).  As a result, CoBank will continue act as the agent for the lender with respect to the amended credit facility.  HLBE agreed to pay CoBank an annual fee of $2,500 for its services as administrative agent.

Amended Revolving Term Note

Under the terms of the amended revolving term loan, HLBE may borrow, repay, and reborrow up to the aggregate principal commitment amount of $4,000,000.  Final payment of amounts borrowed under amended revolving term loan is due December 1, 2021.  Interest on the amended revolving term loan accrues at a variable weekly rate equal to 3.10% above the One-Month London Interbank Offered Rate (“LIBOR”) Index rate, which was 5.61% at January 31, 2019.

HLBE also agreed to pay an unused commitment fee on the unused available portion of the amended revolving term loan commitment at the rate of 0.50% per annum, payable monthly in arrears.

The aggregate principal amount available to HLBE for borrowing under the amended revolving term loan at January 31, 2019 and October 31, 2018 was $4,000,000.

Seasonal Revolving Loan

Under the terms of the seasonal revolving loan, HLBE may borrow, repay, and reborrow up to the aggregate principal commitment amount of $4,000,000 until its maturing on May 1, 2019.  Amounts borrowed under the seasonal revolving loan bear interest at a variable weekly rate equal to 2.85% above the rate quoted by LIBOR Index rate, which

Granite Falls Energy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

January 31, 2019

was 5.36% at January 31, 2019.  The aggregate principal amount available under the seasonal revolving loan was $4,000,000 at January 31, 2019 and $4,000,000 at October 31, 2018.

HLBE also agreed to pay an unused commitment fee on the unused portion of the seasonal revolving loan commitment at the rate of 0.250% per annum.

Estimated annual maturities of debt at January 31, 2019, are as follows based on the most recent debt agreements:

2020	$849,769
2021	1,405,406
2022	1,374,835
2023	1,071,429
2024	1,071,429
Thereafter	2,678,570
Total debt	$8,451,438

8.   MEMBERS' EQUITY

Granite Falls Energy

GFE has one class of membership units.   The units have no par value and have identical rights, obligations and privileges.  Income and losses are allocated to all members based upon their respective percentage of units held. As of January 31, 2019 and October 31, 2018, GFE had 30,606 membership units authorized, issued, and outstanding.

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

9.    COMMITMENTS AND CONTINGENCIES

Corn Purchases - Members

GFE purchased corn from board members of approximately $1,349,000 and $437,000 for the three months ended January 31, 2019 and 2018, respectively.

HLBE purchased corn from board members of approximately $1,949,000 and $4,455,000 for the three months ended January 31, 2019 and 2018, respectively.

Corn Purchase Commitments

At January 31, 2019, GFE had cash and basis contracts for forward corn purchase commitments for approximately 3,013,000 bushels for various delivery periods through December 2021.

Granite Falls Energy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

January 31, 2019

At January 31, 2019, HLBE had cash and basis contracts for forward corn purchase commitments for approximately 1,699,000 bushels for various delivery periods through January 2020.

Given the uncertainty of future ethanol and corn prices, GFE or HLBE could incur a loss on the outstanding corn purchase contracts in future periods. Management has evaluated these forward contracts and its inventories using the lower of cost or net realizable value evaluation, similar to the method used on its inventory, and has determined that GFE had an impairment loss of approximately $180,000 at January 31, 2019 and HLBE had an impairment loss of approximately $154,000 at January 31, 2019. The impairment expense is recorded as a component of cost of goods sold.

Ethanol Contracts

At January 31, 2019, GFE had fixed and basis contracts to sell approximately $10,927,000 of ethanol for various delivery periods through March 2019, which approximates 87% of its anticipated ethanol sales for that period.

At January 31, 2019, HLBE had fixed and basis contracts to sell approximately $11,585,000 of ethanol for various delivery periods through March 2019, which approximates 91% of its anticipated ethanol sales for that period.

Distillers' Grain Contracts

At January 31, 2019, GFE had forward contracts to sell approximately $1,818,000 of distillers’ grain for delivery periods through March 2019, which approximates 52% of its anticipated distillers’ grain sales during that period.

At January 31, 2019, HLBE had forward contracts to sell approximately $647,000 of distillers’ grains for delivery in February 2019, which approximates 32% of its anticipated distillers’ grain sales during that period.

Corn Oil

At January 31, 2019, GFE had forward contracts to sell approximately $266,000 of corn oil for delivery in February 2019, which approximates 85% of its anticipated corn oil sales for that period.

At January 31, 2019, HLBE had forward contracts to sell approximately $284,000 of corn oil for delivery in February 2019, which approximates 87% of its anticipated corn oil sales for that period.

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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three months ended January 31, 2019 and 2018. This discussion should be read in conjunction with the condensed consolidated unaudited financial statements and related notes in Item 1 of this report and the information contained in the Company’s annual report on Form 10-K for the fiscal year ended October 31, 2018.

Disclosure Regarding Forward-Looking Statements

The Securities and Exchange Commission (“SEC”) encourages companies to disclose forward-looking information so investors can better understand future prospects and make informed investment decisions. As such, we have historical information, as well as forward-looking statements regarding our business, financial condition, results of operations, performance and prospects in this report.  All statements that are not historical or current facts are forward-looking statements. In some cases,  you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” and similar expressions.

Forward-looking statements are subject to a number of known and unknown risks, uncertainties and other factors, many of which may be beyond our control, and may cause actual results, performance or achievements to differ materially from those projected in, expressed or implied by forward-looking statements. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us are described more particularly in the “Risk Factors” section of our annual report on Form 10-K for the year ended October 31, 2018. These risks and uncertainties include, but are not limited to, the following:

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

Overview

Granite Falls Energy, LLC (“Granite Falls Energy” or “GFE”) is a Minnesota limited liability company that owns and operates a dry mill corn-based, natural gas fired ethanol plant in Granite Falls, Minnesota.  Additionally, through Project Viking, L.L.C., a wholly owned subsidiary (“Project Viking”), GFE owns an approximately 50.7% controlling interest of Heron Lake BioEnergy, LLC (“Heron Lake BioEnergy” or “HLBE”).  HLBE is a Minnesota limited liability company that owns and operates a dry mill corn-based, natural gas fired ethanol plant near Heron Lake, Minnesota.  Additionally, through its wholly owned subsidiary, HLBE Pipeline Company, LLC (“HLBE Pipeline Company”), HLBE owns a 73% controlling interest of Agrinatural Gas, LLC (“Agrinatural”), which operates a natural gas pipeline.

When we use the terms “Heron Lake BioEnergy,” “Heron Lake,” or “HLBE” or similar words, unless the context otherwise requires, we are referring to Heron Lake BioEnergy and its wholly owned subsidiary, HLBE Pipeline Company, LLC, and its majority-owned subsidiary Agrinatural. When we use the terms “Granite Falls Energy” or “GFE” or similar words, unless the context otherwise requires, we are referring to Granite Falls Energy, LLC and our operations at our ethanol production facility located in Granite Falls, Minnesota. When we use the terms the “Company,” “we,” “us,” “our” or similar, unless the context otherwise requires, we are referring to Granite Falls Energy, LLC and our consolidated wholly and majority owned subsidiaries.

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

We market and sell the products produced at our plants primarily using third party marketers. The markets in which our products are sold may be local, regional, national, and international and depend primarily upon the efforts of third party marketers. We have contracted with Eco-Energy, Inc. to market all of the ethanol produced at our ethanol plants.  GFE also independently markets a small portion of the ethanol production at its plant as E-85 to local retailers.

We have contracted with RPMG, Inc. (“RPMG”) to market the distillers’ grains produced at the GFE plant and with Gavilon Ingredients, LLC to market distillers’ grains produced at the HLBE plant. We have contracted with RPMG to market all of corn oil produced at our ethanol plants. HLBE also occasionally independently markets and sells excess corn syrup from the distillation process at the Heron Lake plant to local livestock feeders.

We do not have any long-term, fixed price exclusive supply contracts for the purchase of corn for either the GFE or HLBE plants. Both GFE and HLBE purchase the corn necessary for operating directly from grain elevators, farmers, and local dealers within approximately 80 miles of their respective plants. Neither GFE’s nor HLBE’s members are obligated to deliver corn to our plants.

At the GFE plant, we pay Center Point Energy/Minnegasco a per unit fee to move the natural gas through the pipeline, and we have guaranteed to move a minimum of 1,500,000 MMBTUs annually through December 31, 2025, which is the ending date of the agreement.  We also have an agreement with Kinetic Energy Group whereby Kinetic Energy Group, on our behalf, procures contracts with various natural gas vendors to supply the natural gas necessary to operate the Granite Falls plant.

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

On August 2, 2018, GFE made a $7.5 million investment in Ringneck Energy & Feed, LLC (“Ringneck”). Ringneck is constructing an ethanol plant in Onida, South Dakota.  On June 29, 2018, GFE made a $2.0 million investment in Harvestone Group, LLC (“Harvestone”).  Harvestone is a start-up ethanol marketing, logistics, and trading company headquartered in Franklin, Tennessee.  Details regarding our investment in Ringneck and Harvestone are provided below in the section below titled “Investments.”

Reportable Operating Segments

Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Our revenues from operations come from three primary sources: sales of fuel ethanol, sales of distillers' grains and sales of corn oil at GFE’s ethanol plant and HLBE’s ethanol plant.  Therefore, we have determined that based on the nature of the products and production process and the expected financial results, the Company’s operations at its ethanol plant and HLBE's plant, including the production and sale of ethanol and its co-products, are aggregated into one reporting segment.

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

Trends and Uncertainties Impacting Our Operations

The principal factors affecting our results of operations and financial conditions are the market prices for corn, ethanol, distillers’ grains and natural gas, as well as governmental programs designed to create incentives for the use of corn-based ethanol.  Other factors that may affect our future results of operation include those risks discussed below and in “PART II - Item 1A. Risk Factors” of this report and in “PART I - Item 1A. Risk Factors” of our annual report on Form 10-K for the fiscal year ended October 31, 2018.

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

Management currently believes that our margins will remain tight during the remainder of fiscal year 2019. Continued large corn supplies and ethanol production capacity increases could have a negative impact on the market price of ethanol which could adversely impact our profitability. This negative impact could worsen if domestic ethanol inventories remain high or grow, or if U.S. exports of ethanol decline. Recent US Energy Information Administration (“EIA”) reports indicate that ethanol stocks remain high and that ethanol production remains steady since the conclusion of fiscal year 2018. In addition, management believes that increased waivers of small refiner renewable volume obligations (“RVOs”) by the US Environmental Protection Agency (“EPA”), as well as uncertainty regarding the potential Renewable Fuels Standard (“RFS”) reset, will contribute to the projected tight margins.

Additionally, while ethanol continues trading at a significant discount to gasoline, which has improved export demand somewhat, increased waivers of small refiner RVOs by the EPA has contributed to management’s expectation regarding margins. The impact of the increases in small refiner waivers granted by the EPA and the expected reductions in Chinese imports continues to have a negative impact on prices for renewable identification numbers (“RINs”) for corn-based ethanol.  As a result, RINs prices remain lower, removing a blending incentive from the ethanol marketplace.

In recent years, ethanol demand growth has resulted largely from increased exports.  However, export demand for ethanol is less consistent compared to domestic demand which can lead to ethanol price volatility. Global demand for US ethanol, as reported by the EIA, continues to increase with increased exports to various foreign markets, including Brazil, Canada, India, and Mexico, in response to higher blending mandates and octane demand within the foreign countries and lower domestic ethanol prices.  In April 2018, in response to the tariffs imposed by the Trump administration, China announced an additional retaliatory tariff on ethanol imports of 15%, bringing the total tariff to 45%. Subsequently, in July 2018, China announced an additional tariff on ethanol imports, bringing the total tariff to 70%. Brazilian demand for US ethanol has remained relatively steady, despite a tariff imposed in 2017. Any decrease in U.S. ethanol exports could adversely impact the market price of ethanol unless domestic demand increases or foreign markets are developed.

Our margins have been positively impacted during the three months ended January 31, 2019 by the higher prices received for our distillers’ grains. During our first fiscal quarter of 2019, distillers’ grains prices improved, due to strong export demand and resource availability. In addition to being an animal feed substitute for corn, distillers’ grains are increasingly considered a protein feed substitute for soybean meal. Management currently believes that the impact of the current Chinese imposition of antidumping and countervailing duties on distillers’ grains produced in the U.S. has been absorbed into the market. However, recent trade disputes with China, Mexico and Canada could result in the imposition of additional tariffs on distillers’ grains produced in the United States, which could lead to an oversupply of distillers’ grains domestically and negatively impact distillers’ grains prices. Additionally, domestic feeding margins in cattle and hogs in particular could have a negative impact on total domestic distillers’ grains demand.

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

In February 2018, legislation was signed extending the $1.00-per-gallon biodiesel blender tax credit retroactively to January 1, 2017. In February 2019, the Tax Extender and Disaster Relief Act of 2019 was introduced, which would reinstate the $1.00-per-gallon biodiesel blender tax credit retroactively from January 1, 2018 through December 31, 2019. This legislation has not yet been approved, and, therefore, the tax credit has not yet been renewed. Management cannot predict whether this legislation or other legislation extending the biodiesel tax credit will be passed by Congress.  Corn oil prices may decrease if biodiesel producers reduce production and/or demand for corn oil to reduce without extension of the biodiesel blenders tax credit.

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

Under the provisions of the RFS, the EPA must publish an annual rule that establishes the number of gallons of different types of renewable fuels, including corn-based ethanol, that must be blended with gasoline in the U.S. by refineries, blenders, distributors, and importers, which affects the domestic market for ethanol.  In November 2018, the EPA released the final renewable volume obligations (“RVOs”), which included an overall blending requirement of 19.92 billion gallons for 2019, a slight increase from 2018 mandates. Conventional corn-based ethanol levels were left at 15.0 billion gallons, excluding any waivers granted by the EPA to small refiners for “hardship.”

 Current US ethanol production capacity exceeds the EPA’s 2018 and 2019 RVOs that can be satisfied by corn-based ethanol. Under the RFS, if mandatory renewable fuel volumes are reduced by at least 20% for two consecutive years, the EPA is required to modify, or reset, statutory volumes through 2022. In October 2018, the Office of Management and Budget announced that the 20% thresholds “have been met or are expected to be met in the near future.” As a result, the EPA is proposing a rulemaking that will propose modifying the applicable volumes targets for cellulosic biofuel, advanced biofuel, and total renewable fuels for the years 2020-2022. The rulemaking was scheduled to be proposed in January 2019, but it has not yet been proposed, likely due to the partial government shutdown in January 2019. Additionally, the EPA will be proposing volume requirements for biomass-based diesel for 2021 and 2022. Because the timetable for the rulemaking overlaps with the annual standard-setting rulemakings, the rulemaking will also include the applicable percentage standards for 2020. If the statutory RVOs are reduced as a result of reset, it could have an adverse effect on the market price and demand for ethanol which would negatively impact our financial performance.

There is growing availability of E85 for use in flexible fuel vehicles; however, it is limited due to lacking infrastructure. In addition, the industry has been working to introduce E15 to the retail market since the EPA approved its use in vehicles model year 2001 and newer. However, widespread adoption of E15 is hampered by regulatory and infrastructure hurdles in many states, as well as consumer acceptance. Additionally, sales of E15 may be limited because (i) it is not approved for use in all vehicles, (ii) the EPA requires a label that management believes may discourage consumers from using E15, and (iii) retailers may choose not to sell E15 due to concerns regarding liability. In addition, different gasoline blendstocks may be required at certain times of the year in order to use E15 due to federal regulations related to fuel evaporative emissions. This may prevent E15 from being used during certain times of the year in various states. In October 2018, President Trump directed the EPA to promulgate regulation making E15 available year-round. On March 4, 2019, the EPA sent a proposed rule to the Office of Management and Budget for its review. The proposed rule was published on March 12, 2019. The proposed rule is currently open for public comment, and a public hearing will be held on March 29, 2019. While the EPA is working to finalize the rule before the summer driving season, it is unclear whether the rule will be finalized prior to June 1, 2019. It is also important to note that the oil industry is expected to challenge the proposed rule. There is no guarantee that the year-round E15 rule will be finalized before the 2019 summer driving season, nor is there a guarantee that the rule will ever be finalized.

The EPA assigns individual refiners, blenders, and importers the RVOs they are obligated to use based on their percentage of total fuel sales.  Obligated parties use RINs to show compliance with RVOs.  RINs are attached to renewable fuels by producers and detached when the renewable fuel is blended with transportation fuel or traded in the open market.  The market price of detached RINs affects the price of ethanol in certain markets and influences the purchasing decisions by obligated parties. Under the RFS, small refineries may petition for and be granted temporary exemptions from the RVOs if they can demonstrate that compliance with the RVOs would cause disproportionate economic hardship. The EPA has recently granted a number of these exemptions, whereby such refiners were alleviated of their responsibility to supply RINS for their obligated volumes based upon the grounds of economic hardship.  As of March 2019, the EPA reported that it had received 37 petitions for hardship waivers for the 2017 compliance year. Thirty-four of such petitions have been approved, exempting approximately 1.82 billion RINs, which is approximately 17.03 billion gallons of gasoline and diesel, from meeting the RFS blending targets for the 2017 compliance year. Additionally, there are two petitions pending for the 2017 compliance year. As of March 2019, 39 petitions for waivers have been received by the EPA for compliance year 2018. All 39 petitions are currently pending.

Legal challenges are underway to the RFS, including the EPA’s recent reductions in the RFS volume requirements, the Final 2018 Rule, and the denial of petitions to change the RFS point of obligation. If the EPA’s decision to reduce the volume requirements under the RFS is allowed to stand, if the volume requirements are further reduced, or if the RFS point of obligation were changed, it could have an adverse effect on the market price and demand for ethanol which would negatively impact our financial performance.

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

Additionally, on February 4, 2019, Growth Energy filed a lawsuit in the Court of Appeals for the District of Columbia against the EPA, challenging the EPA’s “failure” to address small refinery exemptions in its 2019 RVO rulemaking.

Although the maintenance of the 15.0 billion gallon threshold for volume requirements that may be met with corn-based ethanol in the 2019 final rule signals support from the EPA and the Trump administration for domestic ethanol production, the Trump administration could still elect to materially modify, repeal, or otherwise invalidate the RFS.  Any such reform could adversely affect the demand and price for ethanol and the Company's profitability.

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

Results of Operations for the Three Months Ended January 31, 2019 and 2018

The following table shows summary information from the results of our operations and the approximate percentage of revenues, costs of goods sold, operating expenses and other items to total revenues in our unaudited condensed consolidated statements of operations for the three months ended January 31, 2019 and 2018 (amounts in thousands).

	Three Months Ended January 31,
	2019		2018
	(unaudited)		(unaudited)
Statement of Operations Data	Amount	%	Amount	%
Revenues	$49,375	100.0%	$52,993	100.0%
Cost of Goods Sold	52,111	105.5%	49,989	94.3%
Gross Profit (Loss)	(2,736)	(5.5)%	3,004	5.7%
Operating Expenses	1,770	3.6%	1,680	3.2%
Operating Income (Loss)	(4,506)	(9.1)%	1,324	2.5%
Other (Income) Expense, net	(39)	(0.1)%	200	0.4%
Net Income (Loss)	(4,545)	(9.2)%	1,524	2.9%
Less: Net (Income) Loss Attributable to Non-controlling Interest	967	2.0%	(473)	(0.9)%
Net Income (Loss) Attributable to Granite Falls Energy, LLC	$(3,578)	(7.2)%	$1,051	2.0%

Revenues

Our consolidated revenue is derived principally from sales of our three primary products: ethanol, distillers’ grains and corn oil. Revenues from these products represented approximately 98.3% of our total revenues for the three months ended January 31, 2019 and 2018. The remaining approximately 1.7% is attributable to miscellaneous other revenue for the three months ended January 31, 2019 and 2018 and is made up of incidental sales of corn syrup at HLBE’s plant and revenues from natural gas pipeline operations at Agrinatural, net of intercompany eliminations for distribution fees paid by HLBE to Agrinatural for natural gas transportation services.

The following table shows the sources of our consolidated revenue and the approximate percentage of revenues from those sources to total revenues in our unaudited condensed consolidated statements of operations for the three months ended January 31, 2019:

	Three Months Ended January 31, 2019
	Sales Revenue	% of Total Revenues
Revenue Sources	(in thousands)
Ethanol sales	$35,965	72.9%
Distillers' grains sales	10,567	21.4%
Corn oil sales	1,993	4.0%
Miscellaneous other	850	1.7%
Total Revenues	$49,375	100.0%

The following table shows the sources of our consolidated revenue and the approximate percentage of revenues from those sources to total revenues in our condensed consolidated unaudited statements of operations for the three months ended January 31, 2018:

	Three Months Ended January 31, 2018
	Sales Revenue	% of Total Revenues
Revenue Sources	(in thousands)
Ethanol sales	$39,863	75.2%
Distillers' grains sales	9,927	18.8%
Corn oil sales	2,347	4.4%
Miscellaneous other	856	1.6%
Total Revenues	$52,993	100.0%

Our total consolidated revenues decreased by approximately 6.8% for the three months ended January 31, 2019, as compared to the three months ended January 31, 2018.  This decrease was due to the decrease in the average price received for our ethanol and corn oil, as well as decreased production and sales at both the GFE and the HLBE plants, which was partially mitigated by the increase in the average price received for our distillers’ grains. The following table reflects quantities of our three primary products sold and the average net prices received for the three months ended January 31, 2019 and 2018:

	Three Months Ended January 31, 2019		Three Months Ended January 31, 2018
	Quantity Sold	Avg. Net Price	Quantity Sold	Avg. Net Price
Product	(in thousands)		(in thousands)
Ethanol (gallons)	32,466	$1.11	33,193	$1.20
Distillers' grains (tons)	76	$139.90	82	$121.21
Corn oil (pounds)	8,040	$0.25	9,204	$0.25

Ethanol

Total revenues from sales of ethanol decreased by approximately 9.8% for the three months ended January 31, 2019 compared to the same period of 2018 due to a decrease of approximately 7.8% in the average price per gallon we received for our ethanol, coupled with an approximately 2.2% decrease in aggregate volume sold. The aggregate decrease in the number of gallons sold is due to an approximately 3.9% decrease in the number of gallons sold at the HLBE plant resulting from decreased ethanol production at the HLBE plant during the 2019 period, which was coupled with an approximate 0.3%  decrease in the volume of ethanol sold at the GFE plant during the 2019 period.  The decrease in gallons sold at the GFE plant was due to decreased ethanol production during the 2019 period.  The decrease in ethanol prices is due to increased production industry-wide which resulted in higher inventories.  Additionally, concerns related to ongoing trade disputes and RVO waivers granted by the EPA exempting certain refiners from compliance with the RFS negatively impacted ethanol prices.

From time to time, we engage in hedging activities with respect to our ethanol sales. At January 31, 2019, GFE had fixed and basis contracts for forward ethanol sales for various delivery periods through March 2019 valued at approximately $10.9 million. At January 31, 2019, HLBE had fixed and basis contracts for forward ethanol sales for various delivery periods through March 2019 valued at approximately $11.6 million. Separately, ethanol derivative instruments resulted in no gain or loss for the three months ended January 31, 2019; in comparison, they resulted in a gain of approximately $139,000 for the three months ended January 31, 2018. Based on the lower of cost or net realizable value analysis, as a component of cost of goods sold, the Company recorded a loss on ethanol inventories of approximately $1,488,000 and $377,000 for the three months ended January 31, 2019 and 2018, respectively.

Distillers' Grains

Total revenues from sales of distillers’ grains increased by approximately 6.4% for the three months ended January 31, 2019 compared to the same period of 2018.  This increase was due to an approximately 15.4% increase in the average price per ton we received for our distillers’ grains, offset by an approximately 7.8%  decrease in the volumes sold from period to period.  We sold fewer tons of distillers’ grains in the three months ended January 31, 2019 as compared to the same period in 2018 due to decreased ethanol production at both the HLBE and the GFE plants, which decreased the output of distillers’ grains. The increase in the market price of distillers’ grains is due to a stronger domestic market as a result of increases in prices of soybean meal and increased export demand, particularly from Vietnam, the European Union, Thailand, and South Korea.

At January 31, 2019, GFE had forward distillers’ grains sales contracts valued at approximately $1.8 million for delivery periods through March 2019 and HLBE had forward distillers’ grains sales contracts valued at approximately $647,000 for delivery in February 2019.

Corn Oil

Total revenues from sales of corn oil decreased by approximately 15.1% for the three months ended January 31, 2019 compared to the same period of 2018 due to an approximately 2.8% decrease in the average price per pound received for our corn oil (difference not captured in above table due to rounding conventions), coupled with an approximately

12.7% decrease in pounds sold from period to period.  We sold fewer pounds of corn oil during the three months ended January 31, 2019 as compared to the same period in 2018 due to an approximately 21.8% decrease in pounds sold at HLBE’s plant, coupled with an approximately 8.0%  decrease in pounds sold at the GFE plant. The reduced corn oil sales is attributable to reduced ethanol production and decreased oil extraction rates per bushel of corn at the HLBE plant for the three months ended January 31, 2019 compared to the same period of 2018.  Management expects our corn oil production will be relatively stable going forward.

Management attributes the decrease in corn oil prices (difference not captured in above table due to rounding conventions) to lower prices for soybean oil, which may be substitute for corn oil in certain circumstances and is frequently a competing raw material to corn oil for biodiesel production. Management expects corn oil prices will remain relatively steady in the near term.  However, we may experience lower demand for corn oil from the biodiesel industry as the 2019 RVOs for biodiesel were only up slightly from the 2018 levels, which may result in lower biodiesel production unless the biodiesel tax credit is further extended by Congress. However, lower soybean oil prices and the current oversupply of corn oil due to the substantial increase in corn oil production during the last few years will likely continue to negatively impact corn oil prices.

At January 31, 2019, GFE had forward corn oil sales contracts valued at approximately $266,00 for delivery in February 2019. At January 31, 2019, HLBE had forward corn oil sales contracts valued at approximately $284,000 for delivery in February 2019.

Cost of Goods Sold

Our cost of goods sold increased by approximately 4.2% for the three months ended January 31, 2019, as compared to the three months ended January 31, 2018.  Additionally, as a percentage of revenues, our cost of goods sold increased to approximately 105.5% for the three months ended January 31, 2019, as compared to approximately 94.3% for the same period in 2018 due primarily to the narrowing of our operating margin resulting from declines in the average price received for our ethanol and corn oil. Approximately 90% of our total costs of goods sold is attributable to our ethanol production segment. The cost of goods sold per gallon of ethanol sold for the three months ended January 31, 2019 and 2018 was approximately $1.44 and $1.36 per gallon, respectively.

The following table shows the costs of corn and natural gas (our two largest single components of costs of goods sold), as well as all other components of cost of goods sold, which includes processing ingredients, electricity, and wages, salaries and benefits of production personnel, and the approximate percentage of costs of those components to total costs of goods sold in our unaudited condensed consolidated statements of operations for the three months ended January 31, 2019:

	Three Months Ended January 31, 2019
	Cost	% of Cost of Goods Sold
	(in thousands)
Corn costs	$38,531	73.9%
Natural gas costs	3,962	7.6%
All other components of costs of goods sold	9,618	18.5%
Total Cost of Goods Sold	$52,111	100.0%

The following table shows the costs of corn, natural gas and all other components of cost of goods sold and the approximate percentage of costs of those components to total costs of goods sold in our unaudited condensed consolidated statements of operations for the three months ended January 31, 2018:

	Three Months Ended January 31, 2018
	Cost	% of Cost of Goods Sold
	(in thousands)
Corn costs	$36,045	72.1%
Natural gas costs	3,492	7.0%
All other components of costs of goods sold	10,452	20.9%
Total Cost of Goods Sold	$49,989	100.0%

Corn

Our aggregate cost of corn was approximately 6.9% more for the three months ended January 31, 2019 compared to the same period of 2018, due to an approximately 9.1% increase in the average price per bushel paid for corn from period to period, offset by a 2.0% decrease in the number of bushels of corn processed. The corn-ethanol price spread (the difference between the price per gallon of ethanol and the price per bushel of grain divided by 2.8) for the three months ended January 31, 2019 was approximately $0.19 lower than the corn-ethanol price spread we experienced for same period of 2018.  Management anticipates corn prices to increase slightly due to increased global demand and corn stocks to usage ratio. Decreased corn supply and slightly higher demand has resulted in recent increases in corn prices. We may continue to experience some short term corn price volatility.

From time to time we enter into forward purchase contracts for our commodity purchases and sales. At January 31, 2019, GFE had approximately 3.0 million bushels of cash and basis contracts for forward corn purchase commitments for various delivery periods through December 2021. At January 31, 2019, HLBE had approximately 1.7 million bushels of cash and basis contracts for forward corn purchase commitments for various delivery periods through January 2020.

Our corn derivative positions resulted in a  gain of approximately $44,000 and a loss of  $265,000 for the three months ended January 31, 2019 and 2018, respectively.  We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn in cost of goods sold as the changes occur. As corn prices fluctuate, the value of our derivative instruments is impacted, which affects our financial performance. We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged. Based on the lower of cost or net realizable value analysis, as a component of cost of goods sold, the Company recorded a loss on corn inventories of approximately $24,000 for the three months ended January 31, 2019. Management has evaluated the outstanding corn forward purchase contracts and its inventories using the lower of cost or net realizable value evaluation, similar to the method used on its inventory, and has determined that GFE had an impairment loss of approximately $180,000 at January 31, 2019 and HLBE had an impairment loss of approximately $154,000 at January 31, 2019. The impairment expense is recorded as a component of cost of goods sold.

Natural Gas

Our cost of goods sold related to natural gas costs increased approximately 13.5% for the three months ended January 31, 2019, as compared to the three months ended January 31, 2018.  Management attributes this increase in cost of natural gas from period to period to increased demand and consumption due to cold weather and lower natural gas inventories.

From time to time we enter into forward purchase contracts for our natural gas purchases. We had no gain or loss on natural gas derivative instruments for the three months ended January 31, 2019. In comparison, we had a gain on natural gas derivative instruments of approximately $12,000 for the three months ended January 31, 2018. We recognize the gains or losses that result from the changes in the value of our derivative instruments from natural gas in cost of goods sold as the changes occur.

Operating Expenses

Operating expenses include wages, salaries and benefits of administrative employees at the plant, insurance, professional fees, property taxes, and similar costs. Our operating expenses increased by approximately 5.4% for the three months ended January 31, 2019 compared to the same period ended 2018.

Operating Income (Loss)

Our income (loss) from operations for the three months ended January 31, 2019 decreased by approximately $5.8 million compared to the same period of 2018.  This decrease resulted largely from decreased prices received for our ethanol and corn oil at our plants,  the narrowing of our net operating margin and reduced production during the 2019 period.

Other Expense, Net

We had approximately $8,000 more interest expense for the 2019 period, and less other income, resulting in net other expense of approximately $39,000 during the three months ended January 31, 2019, and net other income of approximately $200,000 during the three months ended January 31, 2018. We had less other income the three months ended January 31, 2019  compared to the same period of 2018 due to patronage dividends and gain on the sale of assets received in the 2018 period.

Investments

On August 2, 2017, GFE completed a $7.5 million investment in Ringneck, acquiring 1,500 capital units of Ringneck.  GFE financed its investment by borrowing $7.5 million under its credit facility with Project Hawkeye.  Details of the Project Hawkeye credit facility are provided below in the section below entitled “Indebtedness - GFE’s Other Credit Arrangement.” GFE’s investment is sufficient to grant it the right to appoint one director to the board of directors of Ringneck and has appointed Steve Christensen, its CEO, to fill this seat.

Ringneck is a South Dakota limited liability company which is constructing an 80 million gallon per year ethanol manufacturing plant in outside of Onida, South Dakota in Sully County. The units GFE acquired in Ringneck are subject to restrictions on transfer, therefore, this should not be considered a liquid investment.  It may take a significant amount of time before we realize a return on our investment, if we realize a return on the investment at all.

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

Changes in Financial Condition at January 31, 2019 and October 31, 2018

The following table highlights our financial condition at January 31, 2019 and October 31, 2018 (amounts in thousands):

	January 31, 2019	October 31, 2018
	(unaudited)
Current Assets	$29,001	$38,608
Total Assets	$105,197	$116,861
Current Liabilities	$6,406	$12,132
Long-Term Debt, less current portion	$7,602	$7,799
Members' Equity attributable to Granite Falls Energy, LLC	$70,310	$75,084
Non-controlling Interest	$20,879	$21,846

The decrease in total current assets is attributable to a decrease in cash on hand of approximately $7.7 million at January 31, 2019 compared to October 31, 2018.  The decrease in cash was due primarily to payment of distributions to members in January 2019 and net cash used in operations of approximately $6.2 million. Additionally, we had a decrease in accounts receivable of approximately $1.6 million, inventory of approximately $84,000, and the value of derivative instruments of approximately $742,000. Offsetting these decreases was an increase in prepaid expenses of approximately $539,000 at January 31, 2019 compared to October 31, 2018. Contributing to the decrease in total assets was an approximately $2.0 million decrease in property and equipment primarily due to depreciation expense during the 2019 period.

Our current liabilities decreased approximately $5.7 million at January 31, 2019 compared to October 31, 2018, due to decreases of approximately $5.8 million in accounts payable, the value of commodity derivative instruments of approximately $50,000, accrued expenses of approximately $37,000, and total long-term debt decreased approximately $8,000 due to payments made on our outstanding debt obligations. Our accounts payable were less at January 31, 2019 compared to October 31, 2018 due to the timing of payments to vendors during the three months ended January 31, 2019.

Members’ equity attributable to Granite Falls Energy, LLC at January 31, 2019 compared to October 31, 2018 decreased by approximately $4.8 million. The decrease was related to the distribution to our members of approximately $1.2 million during January 2019,  coupled with our approximately $3.6 million of net loss attributable to GFE during the three months ended January 31, 2019.

Non-controlling interest totaled approximately $20.9 million and $21.8 million at January 31, 2019 and October 31, 2018, respectively.  This is directly related to recognition of the 49.3% noncontrolling interest in HLBE.

Liquidity and Capital Resources

Our principal sources of liquidity consist of cash provided by operations, cash, and available borrowings under our credit facilities. Based on management’s financial forecasts, we expect to have sufficient cash generated by continuing operations and revolving term loan to fund our operations for the next twelve months.  However, should we experience unfavorable operating conditions in the future, we may have to secure additional debt or equity sources for working capital or other purposes.

Cash Flows

The following table shows our cash flows for the three months ended January 31, 2019 and 2018 (amounts in thousands):

	2019	2018
	(unaudited)	(unaudited)
Net cash provided by (used in) operating activities	$(6,171)	$1,047
Net cash used in investing activities	$(333)	$(545)
Net cash used in financing activities	$(1,204)	$(15,050)
Net decrease in cash and restricted cash	$(7,708)	$(14,548)

Operating Cash Flows

During the three months ended January 31, 2019, operations provided less cash compared to the same period of 2018 primarily due to net loss in the 2019 period. Additionally, changes in various working capital components, including prepaid expenses, accounts payable, and accrued expenses, contributed to the cash used during the 2019 period.

Investing Cash Flows

Cash used in investing activities was approximately $212,000 less for the three months ended January 31, 2019, compared to the same period of 2018, due to a decrease in capital expenditures during the 2019 period.  This was partially offset by proceeds from disposals of assets received in the 2018 period.

Financing Cash Flows

During the three months ended January 31, 2019, we used cash to make payments of approximately $8,000 on our long-term debt and make payments of approximately $1.2 million in distributions to our unit holders.  Comparatively, during the same period of 2018, we made payments of approximately $11.8 million in distributions to our unit holders, approximately $4.3 million in distributions to non-controlling interests, and principal payments of approximately $111,000 on HLBE’s long-term debt.

Indebtedness

GFE’s Credit Arrangements with AgCountry

GFE has a credit facility with AgCountry Farm Credit Services, PCA, formerly known as United FCS (“AgCountry”) for which Co-Bank serves as the administrative agent.  The credit facility originally consisted of a long-term revolving term loan, with an aggregate principal commitment amount of $18,000,000 that reduced by $2,000,000 semi-annually beginning September 1, 2014, until final payment at maturity on March 1, 2018.  However, on September 8, 2017, GFE entered into amendment to the master loan agreement to amend the credit facility to replace our long-term revolving loan with a seasonal revolving loan. In connection therewith, our revolving term loan was terminated, and we executed a revolving credit supplement to establish the seasonal revolving loan. GFE had no outstanding balance on the revolving term loan at its termination on September 8, 2017.

Under the seasonal revolving loan, GFE may borrow, repay, and re-borrow up to the aggregate principal commitment of $6.0 million until its maturity.  GFE had no outstanding balance on the seasonal revolving loan at January 31, 2019. The aggregate principal amount available to GFE for additional borrowing was $6.0 million at January 31, 2019.

The seasonal revolving loan bears interest from the date funds are first advanced on the loan through maturity, at a rate per annum equal to the sum of (x) the One Month LIBOR Index Rate plus (y) 2.75% per annum. The interest rate was 5.26% and 5.06% at January 31, 2019 and October 31, 2018, respectively.

GFE pays an unused commitment fee on the unused portion of the seasonal revolving loan commitment at the rate of 0.250% per annum. The credit facility with AgCountry is secured by substantially all of GFE’s assets. There are no savings account balance collateral requirements as part of this credit facility

The credit facility requires GFE to comply with certain financial covenants at various times calculated monthly, quarterly or annually, including restriction of the payment of dividends and maintenance of certain financial ratios including minimum working capital, minimum net worth and a debt service coverage ratio as defined by the credit facility. GFE is permitted to pay distributions to its members up to 75% of its net income for the year in which the distributions are paid provided that immediately prior to the distribution and after giving effect to the distribution, no default exists and GFE is in compliance with all of its loan covenants including compliance with the financial covenants.  Further, GFE agreed not create or incur any indebtedness except for debt to AgCountry, accounts payable to trade creditors, subordinated debt owed to Project Hawkeye, or debt to other lenders in an aggregate amount not exceed $750,000 or make loans or advances or invest in any entity, other than its investments in HLBE and Ringneck, without the consent of CoBank or AgCountry.  CoBank consented to our investment in Harvestone. Failure to comply with the protective loan covenants or maintain the required financial ratios may cause acceleration of the outstanding principal balances on the revolving term loan and/or the imposition of fees, charges or penalties.

As of January 31, 2019, we were in compliance with these financial covenants.  However, if market conditions deteriorate in the future, circumstances may develop which could result in us violating the financial covenants or other terms of GFE’s credit facility. If we fail to comply with the terms of our credit agreement with AgCountry, and AgCountry refuses to waive the non-compliance, AgCountry could terminate the credit facility and any commitment to loan funds to GFE.

GFE’s Other Credit Arrangement

GFE has a credit facility with Project Hawkeye for a $7.5 million loan to finance the balance of its subscription in Ringneck.  Interest on the Project Hawkeye loan accrues at a variable rate equal to the sum of the One Month LIBOR Index Rate plus 3.05% per annum, with an interest rate floor of 3.55%, which was 5.56% and 5.36% at January 31, 2019 and October 31, 2018, respectively.

The Project Hawkeye loan requires annual interest payments only for the first two years of the loan and monthly principal and interest payments for years three through nine based on a seven-year amortization period.  The monthly amortized payments will be re-amortized following any change in interest rate. The entire outstanding principal balance of the loan, plus any accrued and unpaid interest thereon, is due and payable in full on August 2, 2026. GFE is permitted to voluntarily prepay all or any portion of the outstanding balance of this loan at any time without premium or penalty.  As of January 31, 2019 and October 31, 2018, there was $7.5 million outstanding under the Project Hawkeye credit facility.

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

   HLBE’s Compeer Credit Facility

HLBE has a comprehensive credit facility with Compeer Financial, FLCA and Compeer Financial, PCA, collectively formerly known as AgStar Financial Services, FLCA (“Compeer”) for which CoBank, ACP (“CoBank”) serves as the administrative agent.   This credit facility includes an amended and restated revolving term loan with a $4.0 million principal commitment and a revolving seasonal line of credit with a $4.0 million principal commitment.   In exchange for the loans, HLBE granted liens on all property (real and personal, tangible, and intangible) which include, among other things, a mortgage on the property, a security interest on commodity trading accounts, and assignment of material contracts.  Please refer to Item 1 - Financial Statements, Note 7 - Debt Financing for additional details. As of January 31, 2019 and October 31, 2018, there were no amounts outstanding under HLBE’s credit facility with Compeer and the aggregate principal amount available to HLBE for borrowing under each of the amended revolving term loan and seasonal revolving loan was $4.0 million.

The Compeer credit facility contains customary covenants, including restrictions on the payment of dividends and loans and advances to Agrinatural, and maintenance of certain financial ratios including minimum working capital, minimum net worth and a debt service coverage ratio as defined by the credit facility.  Failure to comply with the protective loan covenants or maintain the required financial ratios may cause acceleration of the outstanding principal balances on the revolving term loan and/or the imposition of fees, charges, or penalties. In October 2018, The Company had an event of non-compliance related to the debt service coverage ratio as defined in the amended credit facility. In December 2018, The Company received a waiver from its lender waiving this event of noncompliance.

As of January 31, 2019, HLBE was in compliance with these loan covenants. However, if market conditions deteriorate in the future, circumstances may develop which could result in HLBE violating the financial covenants or other terms of its amended credit facility.  If HLBE fails to comply with the terms of its credit facility with Compeer, and Compeer refuses to waive the non-compliance, Compeer could terminate the credit facility and any commitment to loan funds to HLBE.

HLBE’s Other Credit Arrangements

In addition to HLBE's primary credit arrangement with Compeer, HLBE has other material credit arrangements and debt obligations.

In October 2003, HLBE entered into an industrial water supply development and distribution agreement with the City of Heron Lake, Jackson County, and Minnesota Soybean Processors. In consideration of this agreement, HLBE and Minnesota Soybean Processors are allocated equally the debt service on $735,000 in water revenue bonds that were issued by the City to support this project that were to mature in February 2019. The parties have agreed that, prior to the scheduled expiration of the agreement, they will negotiate in good faith to replace the agreement with a further agreement regarding the wells and related facilities. The agreement has been extended by mutual agreement of the parties.

In May 2006, HLBE entered into an industrial water supply treatment agreement with the City of Heron Lake and Jackson County. Under this agreement, HLBE pays monthly installments over 24 months starting January 1, 2007 equal to one years’ debt service on approximately $3.6 million in water revenue bonds, which will be returned to HLBE if any funds remain after final payment in full on the bonds and assuming HLBE complies with all payment obligations under the agreement. There was a total of approximately $951,000 and $959,000 in outstanding water revenue bonds at January 31, 2019 and October 31, 2018, respectively. HLBE classifies its obligations under these bonds as assessments payable. The interest rates on the bonds range from 6.55% to 8.73%.

Agrinatural Credit Facilities

In July 2014, HLBE extended a five-year term loan to Agrinatural in an aggregate principal amount of approximately $3.05 million (the “Original Agrinatural Credit Facility”).  The Original Agrinatural Credit Facility requires monthly principal payments of $36,000, plus accrued interest.  Interest on the Original Agrinatural Credit Facility accrues at a variable rate equal to the One-Month LIBOR rate plus 4.0%, with the interest rate capped and not to exceed 6.0% per annum.   Final payment of amounts borrowed under Original Agrinatural Credit Facility is due and payable in full on May 1, 2019.

The Original Agrinatural Credit Facility contains customary financial and non-financial affirmative covenants and negative covenants for loans of this type and size.  The Original Agrinatural Credit Facility is secured by all of Agrinatural’s equipment and assets and a collateral assignment assigning the Company all of Agrinatural’s interests in its contracts, leases, easements, and other agreements.  In addition, Rural Energy Solutions, LLC, the minority owner of Agrinatural (“RES”), executed a guarantee under which RES guaranteed full payment and performance of 27% of Agrinatural’s obligations to HLBE.

The balance of this loan was approximately $1.4 million at January 31, 2019 and $1.5 million at October 31, 2018.

In March 2015, HLBE extended an additional four-year term loan in the original principal amount of $3.5 million to Agrinatural (the “Additional Agrinatural Credit Facility”).  In May 2016, HLBE and Agrinatural amended the Additional Agrinatural Credit Facility (the “Amendment”). Under the terms of the Additional Agrinatural Credit Facility and the Amendment, for each of calendar years, 2018, 2018 and 2019, Agrinatural may not, without consent of HLBE, proceed with and pay for capital expenditures in an amount in excess of $100,000 plus the amount of contributions in aid of construction received by Agrinatural from customers for capital improvements (“CIAC”), less a reserve for distribution to the Agrinatural members to cover the income or other taxes imposed as a result of receipt of CIAC in an amount equal to 40% of CIAC.

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

The Additional Agrinatural Credit Facility contains customary financial and non-financial affirmative covenants and negative covenants for loans of this type and size, including a covenant restricting capital expenditures by Agrinatural.  The Additional Agrinatural Credit Facility is secured by all of Agrinatural’s equipment and assets and a collateral assignment assigning HLBE all of Agrinatural’s interests in its contracts, leases, easements, and other agreements.  In addition, RES executed a guarantee under which RES guaranteed full payment and performance of 27% of Agrinatural’s obligations to HLBE.

The balance of this loan was approximately $1.9 million at January 31, 2019 and $2.0 million at October 31, 2018.

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

At January 31, 2019, our critical accounting estimates continue to include those described in our annual report on Form 10-K for the fiscal year ended October 31, 2018. Management has not changed the method of calculating and using estimates and assumptions in preparing our condensed consolidated unaudited financial statements in accordance with generally accepted accounting principles in the United States of America.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from our credit facilities with AgCountry, HLBE’s credit facilities with Compeer and HLBE’s note payable to the minority owner of Agrinatural. The specifics of these credit facilities are discussed in greater detail in “Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Indebtedness”.

At January 31, 2019, there were no amounts outstanding under GFE’s credit facility with AgCountry or HLBE’s credit facility with Compeer.  Therefore, at January 31, 2019, we had exposure to interest rate risk only from the amounts outstanding under GFE’s credit facility with Project Hawkeye.  Below is a sensitivity analysis we prepared regarding GFE’s income exposure to changes in interest rates.

The sensitivity analysis below shows the anticipated effect on our income from a 10% adverse change in interest rates for a one-year period.

Outstanding Variable
Rate Debt at	Interest Rate at	Interest Rate Following 10%	Approximate Adverse
January 31, 2019	January 31, 2019	Adverse Change	Change to Income
$7,500,000	5.56%	6.12%	$42,000

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

As of January 31, 2019, GFE had price protection in place for approximately 8.5% and 90.0% of its anticipated corn and natural gas needs, respectively, and approximately 15.0%, 9.0%, and 14.0% of its ethanol, distillers’ grains, and corn oil sales, respectively, for the next 12 months. As of January 31, 2019, HLBE had price protection in place for approximately 7.0% and 37.0% of its anticipated corn and natural gas needs, respectively, and approximately 15.0%, 5.0%, and 15.0% of its ethanol, distillers’ grains, and corn oil sales, respectively, for the next 12 months. Through these contracts we hope to minimize risk from future market price fluctuations and basis fluctuations. As input prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for us.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the fair value of our corn and natural gas prices and average ethanol price as of January 31, 2019, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for both of the GFE and HLBE plants for a one year period from January 31, 2019.  The results of this sensitivity analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements		Hypothetical Adverse
	for the next 12 months	Unit of	Change in Price as of	Approximate Adverse
	(net of forward and futures contracts)	Measure	January 31, 2019	Change to Income
Ethanol	107,700,000	Gallons	10%	$12,561,000
Corn	40,170,000	Bushels	10%	$13,831,000
Natural Gas	1,550,000	MMBTU	10%	$1,156,100

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

Effectiveness of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and General Manager (the principal executive officer), Steve Christensen, along with our Chief Financial Officer (the principal financial officer), Stacie Schuler, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2019. Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A.   Risk Factors

The risk factors below should be read in conjunction with the risk factors previously discussed in Item 1A of our Form 10-K for the fiscal year ended October 31, 2018. Additional risks and uncertainties, including risks and uncertainties not presently known to us, or that we currently deem immaterial, could also have an adverse effect on our business, financial condition and/or results of operations.

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

We may experience negative impacts of higher ethanol tariffs and other disruptions to international agricultural trade related to current trade actions announced by the Trump administration and responsive actions announced by trading partners, including by China. For example, in April 2018, the Chinese government increased the tariff on U.S. ethanol imports into China from 30% to 45%, and increased such tariff again in July 2018 from 45% to 70%.  We cannot estimate the exact effect this tariff increase will have on the overall domestic ethanol market, as exports continued to China through March 2018. Since March 2018, however, exports to China have been negligible.  The increased tariff is expected to reduce overall U.S. ethanol export demand, which could have a negative effect on U.S. domestic ethanol prices.

Hardship waivers granted to “small refineries” negatively impact domestic demand, which could adversely affect our operations and profitability.

Domestic demand for ethanol is driven largely by the RFS, which requires the EPA to annually establish renewable volume obligations, or RVOs, which set forth the number of gallons of different types of renewable fuels that must be used in the U.S. by refineries, blenders, distributors and importers. RVOs for both 2018 and 2019 have been set at 15.0 billion gallons for conventional ethanol. To comply with the RVOs, obligated parties use RINs, which are attached to renewable fuels by producers and detached when the renewable fuel is blended with transportation fuel or traded in the open market. Under the RFS, small refineries may petition for and be granted temporary exemptions from the RVOs if they can demonstrate disproportionate economic hardship. As of February 2019, the EPA reported that approximately 1.46 billion RINs, which is approximately 13.62 billion gallons of gasoline and diesel, have been exempted from meeting the RVOs for the 2017 compliance year. Petitions for waivers for the 2018 compliance year, as well as remaining petitions for the 2017 compliance year, are currently pending. If similar waivers continue to be approved, then domestic demand for our ethanol could decrease, which negatively impacts ethanol prices and our profitability.

The prices of ethanol and distillers’ grains may decline because of trade barriers imposed by foreign countries with respect to ethanol and distillers’ grains originating in the U.S., thereby negatively affect our profitability.

An increasing amount of our industry’s products are being exported, and U.S. production has grown to supply the foreign marketplace. However, the volume of ethanol and distillers’ grains exports may decline. If producers and exporters of ethanol and distillers’ grains are subjected to increased trade barriers when selling products to foreign customers, like the various tariffs currently in effect, then the supply of the products to the domestic market may increase, and there may be a reduction in the value of these products to producers like us in the United States.  Declines in the price we receive for our products will lead to decreased revenues and may result in our inability to operate the ethanol plant profitably.

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

101

The following financial information from Granite Falls Ethanol, LLC's Quarterly Report on Form 10-Q for the three months ended January 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at January 31, 2019 and October 31, 2018; (ii) the Condensed Consolidated Statements of Operations for the three months ended January 31, 2019 and 2018; (iii) the Condensed Consolidated Statements of Changes in Members’ Equity for the three months ended January 31, 2019 and 2018; (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended January 31, 2019 and 2018; and (iv) Notes to Condensed Consolidated Unaudited Financial Statements.*

*   Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANITE FALLS ENERGY, LLC

Date: March 18, 2019	/s/ Steve Christensen
Steve Christensen
Chief Executive Officer

/s/ Stacie Schuler
Date: March 18, 2019	Stacie Schuler
Chief Financial Officer