Form 10-Q
period 2019-04-30
Granite Falls Energy, LLC
filed 2019-06-14
CIK 1181749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended April 30, 2019

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

As of June 14, 2019, there were 30,606 membership units outstanding.

PART IFINANCIAL INFORMATION

Item 1.  Financial Statements

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	April 30, 2019	October 31, 2018
ASSETS	(unaudited)
Current Assets
Cash	$8,260,821	$14,901,091
Restricted cash	399,875	—
Accounts receivable	7,343,885	7,325,203
Inventory	12,327,731	14,916,809
Commodity derivative instruments	69,951	957,938
Prepaid expenses and other current assets	1,068,068	506,926
Total current assets	29,470,331	38,607,967

Property and Equipment, net	62,340,485	66,675,671

Goodwill	1,372,473	1,372,473

Investments	9,500,000	9,500,000

Other Assets	685,884	704,958

Total Assets	$103,369,173	$116,861,069

LIABILITIES AND MEMBERS' EQUITY
Current Liabilities
Current maturities of long-term debt	$1,113,488	$659,791
Accounts payable	4,692,006	10,033,168
Commodity derivative instruments	98,776	50,360
Accrued expenses	1,401,153	1,388,293
Total current liabilities	7,305,423	12,131,612

Long-Term Debt, less current portion	7,333,812	7,799,410

Commitments and Contingencies

Members' Equity
Members' equity attributable to Granite Falls Energy, LLC consists of 30,606 units authorized, issued, and outstanding at both April 30, 2019 and October 31, 2018	68,379,405	75,083,782
Non-controlling interest	20,350,533	21,846,265
Total members' equity	88,729,938	96,930,047

Total Liabilities and Members' Equity	$103,369,173	$116,861,069

Notes to Condensed Consolidated Unaudited Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

	Three Months Ended April 30,		Six Months Ended April 30,
	2019	2018	2019	2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues	$49,424,390	$55,550,274	$98,799,487	$108,543,773

Cost of Goods Sold	50,418,243	51,734,835	102,528,865	101,723,342

Gross Profit (Loss)	(993,853)	3,815,439	(3,729,378)	6,820,431

Operating Expenses	1,626,519	1,648,003	3,396,692	3,328,146

Operating Income (Loss)	(2,620,372)	2,167,436	(7,126,070)	3,492,285

Other Income (Expense):
Other income, net	226,206	72,124	227,665	331,380
Interest income	43,436	23,380	116,711	69,853
Interest expense	(80,526)	(102,731)	(194,189)	(208,486)
Total other income (expense), net	189,116	(7,227)	150,187	192,747

Net Income (Loss)	$(2,431,256)	$2,160,209	$(6,975,883)	$3,685,032

Less: Net (Income) Loss Attributable to Non-controlling Interest	528,607	(662,607)	1,495,732	(1,135,825)

Net Income (Loss) Attributable to Granite Falls Energy, LLC	$(1,902,649)	$1,497,602	$(5,480,151)	$2,549,207

Weighted Average Units Outstanding - Basic and Diluted	30,606	30,606	30,606	30,606

Amounts attributable to Granite Falls Energy, LLC:

Net Income (Loss) Per Unit - Basic and Diluted	$(62.17)	$48.93	$(179.05)	$83.29

Distributions Per Unit	$—	$—	$40.00	$385.00

Notes to Condensed Consolidated Unaudited Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Members’ Equity

	Members' Equity attributable to
	Granite Falls Energy, LLC	Non-controlling Interest	Total Members' Equity

Balance - October 31, 2018	$ 75,083,782	$ 21,846,265	$ 96,930,047

Member distribution	(1,224,226)	-	(1,224,226)
Net loss attributable to non-controlling interest	-	(967,125)	(967,125)
Net loss attributable to Granite Falls Energy, LLC	(3,577,502)	-	(3,577,502)

Balance - January 31, 2019	$ 70,282,054	$ 20,879,140	$ 91,161,194

Net loss attributable to non-controlling interest	-	(528,607)	(528,607)
Net loss attributable to Granite Falls Energy, LLC	(1,902,649)	-	(1,902,649)

Balance - April 30, 2019	$ 68,379,405	$ 20,350,533	$ 88,729,938

Balance - October 31, 2017	$ 83,998,672	$ 25,645,283	$ 109,643,955

Member distribution	(11,779,102)	(4,311,192)	(16,090,294)
Net income attributable to non-controlling interest	-	473,217	473,217
Net income attributable to Granite Falls Energy, LLC	1,051,606	-	1,051,606

Balance - January 31, 2018	$ 73,271,176	$ 21,807,308	$ 95,078,484

Net income attributable to non-controlling interest	-	662,607	662,607
Net income attributable to Granite Falls Energy, LLC	1,497,602	-	1,497,602

Balance - April 30, 2018	$ 74,768,778	$ 22,469,915	$ 97,238,693

Notes to Condensed Consolidated Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	Six Months Ended April 30,
	2019	2018
	(unaudited)	(unaudited)
Cash Flows from Operating Activities:
Net income (loss)	$(6,975,883)	$3,685,032
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Depreciation and amortization	4,720,009	4,606,217
Change in fair value of commodity derivative instruments	(288,819)	819,089
Gain on sale of assets	—	(24,815)
Changes in operating assets and liabilities:
Commodity derivative instruments	1,225,222	(121,006)
Accounts receivable	(18,682)	3,113,506
Inventory	2,589,078	1,091,646
Prepaid expenses and other current assets	(561,142)	(235,604)
Accounts payable	(5,314,204)	(2,961,045)
Accrued expenses	12,860	496,735
Net Cash Provided by (Used in) Operating Activities	(4,611,561)	10,469,755

Cash Flows from Investing Activities:
Payments for capital expenditures	(392,707)	(997,207)
Proceeds from disposal of assets	—	24,815
Net Cash Used in Investing Activities	(392,707)	(972,392)

Cash Flows from Financing Activities:
Payments on long-term debt	(11,901)	(121,892)
Distributions to non-controlling interests	—	(4,311,192)
Member distributions paid	(1,224,226)	(11,779,102)
Net Cash Used in Financing Activities	(1,236,127)	(16,212,186)

Net Decrease in Cash and Restricted Cash	(6,240,395)	(6,714,823)

Cash and Restricted Cash - Beginning of Period	14,901,091	21,733,611

Cash and Restricted Cash - End of Period	$8,660,696	$15,018,788

Reconciliation of Cash and Restricted Cash
Cash - Balance Sheet	$8,260,821	$13,662,916
Restricted Cash - Balance Sheet	399,875	1,355,872
Cash and Restricted Cash	$8,660,696	$15,018,788

Supplemental Cash Flow Information
Cash paid during the period for:
Interest expense	$194,189	$208,486

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Capital expenditures and construction in process included in accounts payable	$29,464	$—

Notes to Condensed Consolidated Unaudited Financial Statements are an integral part of this Statement.

Granite Falls Energy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

April 30, 2019

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

Basis of Presentation and Principles of Consolidation

The condensed consolidated unaudited financial statements as of April 30, 2019 consolidate the operating results and financial position of GFE, and its approximately 50.7% owned subsidiary, HLBE (through GFE's 100% ownership of Project Viking, LLC). Given the Company’s control over the operations of HLBE and its majority voting interest, the Company consolidates the condensed consolidated unaudited financial statements of HLBE with GFE's condensed consolidated unaudited financial statements. The remaining 49.3% ownership of HLBE is included in the condensed consolidated unaudited financial statements as a non-controlling interest. HLBE, through its wholly owned subsidiary, HLBE Pipeline Company, LLC, owns approximately 73% of Agrinatural. Given HLBE’s control over the operations of Agrinatural and its majority voting interest, HLBE consolidates the financial statements of Agrinatural with its consolidated unaudited financial statements, with the equity and earnings attributed to the remaining approximately 27% noncontrolling interest. All significant intercompany balances and transactions are eliminated in consolidation.

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

April 30, 2019

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

April 30, 2019

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

Investments

On November 1, 2016, GFE subscribed to purchase 1,500 capital units of Ringneck Energy & Feed, LLC (“Ringneck”) at a price of $5,000 per unit for a total of $7,500,000.  Ringneck is a South Dakota limited liability company which is constructing an 80 million gallon per year ethanol manufacturing plant outside of Onida, South Dakota in Sully County. Construction has reached substantial completion and the plant is commencing operations. GFE’s investment is sufficient to secure the Company the right to appoint one director to the board of directors of Ringneck. GFE has appointed Steve Christensen, its CEO, to serve as its appointed director.

Granite Falls Energy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

April 30, 2019

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

Recently Adopted Accounting Pronouncements

Effective November 1, 2018, the Company adopted the amended guidance ASC Topic 606, Revenue from Contracts with Customers. Refer to Note 1 – Summary of Significant Accounting Policies and Note 3 – Revenue for further details.

In November 2016 the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-18, Restricted Cash, which amended Statement of Cash Flows (Topic 230) of the Accounting Standards Codification. The new guidance requires an entity to reconcile and explain the period-over-period change in total cash, cash equivalents, restricted cash and restricted cash equivalents within its statement of cash flows. Effective November 1, 2018, the Company adopted the new standard and has applied it retrospectively. Accordingly, the condensed consolidated statements of cash flows for the periods ended April 30, 2019 and 2018 have been adjusted from amounts previously reported.

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, "Disclosure Update and Simplification," amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis must present a reconciliation of the beginning balance to the ending balance for each period for which a statement of comprehensive income is required to be filed. Accordingly, the condensed consolidated statements of changes in members’ equity for the periods ended April 30, 2019 and 2018 have been presented.

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

April 30, 2019

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

The Company, and the ethanol industry as a whole, experienced significant adverse conditions throughout most of 2018 and into 2019 as a result of industry-wide record low ethanol prices due to reduced demand and high industry inventory levels. These factors resulted in prolonged negative operating margins, significantly lower cash flow from operations and substantial net losses. Margins improved for the second fiscal quarter of 2019. The Company believes its cash on hand and available debt from its lender will provide sufficient liquidity to meet its anticipated working capital, debt service and other liquidity needs through the next twelve months.

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

Revenue by Source

All revenues from contracts with customers under ASC Topic 606 are recognized at a point in time. The following table disaggregates revenue by major source for the three and six months ended April 30, 2019:

	Three Months Ended April 30, 2019
	Ethanol Production	Natural Gas Pipeline	Total
Ethanol	$38,521,636	$—	$38,521,636
Distillers’ Grains	8,651,733	—	8,651,733
Corn Oil	1,600,398	—	1,600,398
Other	260,264	—	260,264
Natural Gas	—	390,359	390,359
Total Revenues	$49,034,031	$390,359	$49,424,390

	Six Months Ended April 30, 2019
	Ethanol Production	Natural Gas Pipeline	Total
Ethanol	$74,486,921	$—	$74,486,921
Distillers’ Grains	19,221,992	—	19,221,992
Corn Oil	3,593,734	—	3,593,734
Other	524,567	—	524,567
Natural Gas	—	972,273	972,273
Total Revenues	$97,827,214	$972,273	$98,799,487

Granite Falls Energy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

April 30, 2019

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

4.   INVENTORY

Inventories consist of the following:

	April 30, 2019	October 31, 2018
	(unaudited)
Raw materials	$3,386,550	$4,508,297
Supplies	3,062,407	2,957,452
Work in process	1,503,116	1,222,251
Finished goods	4,375,658	6,228,809
Totals	$12,327,731	$14,916,809

The Company performs a lower of cost or net realizable value analysis on inventory to determine if the net realizable values of certain inventories are less than their carrying value, which is attributable primarily to decreases in market prices of corn and ethanol. Based on the lower of cost or net realizable value analysis, as a component of cost of goods sold, the Company recorded a loss on ethanol inventories of approximately $765,000 and $82,000 for the six months ended April 30, 2019 and 2018, respectively. Based on the lower of cost or net realizable value analysis, as a component of cost of goods sold, the Company recorded a loss on corn inventories of approximately $95,000 for the six months ended April 30, 2019.

5.   DERIVATIVE INSTRUMENTS

As of April 30, 2019, the total notional amount of GFE’s outstanding corn derivative instruments was approximately 8,055,000 bushels, comprised of long corn futures positions on 1,235,000 bushels that were entered into to hedge forecasted ethanol sales through December 2019, and short corn futures positions on 2,070,000 bushels that were entered into to hedge forecasted corn purchases through December 2021. Additionally, there are corn options positions of 4,750,000 bushels through July 2019. There may be offsetting positions that are not shown on a net basis that could lower the notional amount of positions outstanding.

As of April 30, 2019, the total notional amount of HLBE’s outstanding corn derivative instruments was approximately 5,360,000 bushels, comprised of short corn futures positions on 610,000 bushels that were entered into to hedge forecasted corn purchases through December 2020. Additionally, there are corn options positions of 4,750,000 bushels through July 2019. There may be offsetting positions that are not shown on a net basis that could lower the notional amount of positions outstanding.

As of April 30, 2019, GFE had approximately $140,000 of cash collateral (restricted cash) related to derivatives held by a broker.

As of April 30, 2019, HLBE had approximately $260,000 of cash collateral (restricted cash) related to derivatives held by a broker.

Granite Falls Energy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

April 30, 2019

The following tables provide details regarding the Company's derivative instruments at April 30, 2019, none of which were designated as hedging instruments:

	Consolidated Balance Sheet Location	Assets	Liabilities
Corn contracts - GFE	Commodity derivative instruments	$69,951	$—
Corn contracts - HLBE	Commodity derivative instruments	—	67,063
Ethanol contracts - GFE	Commodity derivative instruments	—	31,713
Totals		$69,951	$98,776

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

The following tables provide details regarding the gains (losses) from Company's derivative instruments in the consolidated statements of operations, none of which are designated as hedging instruments:

	Consolidated Statement	Three Months Ended April 30,		Fiscal Six Months Ended April 30,
	of Operations Location	2019	2018	2019	2018
Corn contracts	Cost of Goods Sold	$281,424	$(946,543)	$325,652	$(1,211,611)
Ethanol contracts	Revenues	(36,833)	254,623	(36,833)	394,120
Natural gas contracts	Cost of Goods Sold	—	(13,936)	—	(1,598)
Total gain (loss)		$244,591	$(705,856)	$288,819	$(819,089)

Granite Falls Energy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

April 30, 2019

6.   FAIR VALUE

The following table sets forth, by level, the Company assets that were accounted for at fair value on a recurring basis at April 30, 2019:

			Fair Value Measurement Using
			Quoted Prices	Significant Other	Significant
	Carrying Amount in		in Active Markets	Observable Inputs	Unobservable Inputs
Financial Asset:	Consolidated Balance Sheet	Fair Value	(Level 1)	(Level 2)	(Level 3)
Commodity Derivative Instruments - Corn	$69,951	$69,951	$69,951	$—	$—

Financial Liabilities:
Commodity Derivative Instruments - Ethanol	$31,713	$31,713	$31,713	$—	$—
Commodity Derivative Instruments - Corn	$67,063	$67,063	$67,063	$—	$—

The following table provides information on those derivative assets and liabilities measured at fair value on a recurring basis at October 31, 2018:

			Fair Value Measurement Using
			Quoted Prices	Significant Other	Significant
	Carrying Amount in		in Active Markets	Observable Inputs	Unobservable Inputs
Financial Asset:	Consolidated Balance Sheet	Fair Value	(Level 1)	(Level 2)	(Level 3)
Commodity Derivative Instruments - Corn	$957,938	$957,938	$957,938	$—	$—

Financial Liabilities:
Commodity Derivative Instruments - Corn	$50,360	$50,360	$—	$50,360	$

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

Granite Falls Energy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

April 30, 2019

7.  DEBT FACILITIES

Debt financing consists of the following:

	April 30, 2019	October 31, 2018
	(unaudited)
GRANITE FALLS ENERGY:
Seasonal revolving loan, see terms below.	$—	$—
Term note payable to Project Hawkeye, see terms below.	7,500,000	7,500,000

HERON LAKE BIOENERGY:
Amended revolving term note payable to lending institution, see terms below.	—	—
Seasonal line of credit payable to lending institution, see terms below.	—	—
Assessment payable as part of water treatment agreement, due in semi-annual installments of $189,393 with interest at 6.55%, enforceable by statutory lien, with the final payment due in 2021. HLBE made deposits for one years' worth of debt service payments of approximately $364,000, which is included with other assets that are held on deposit to be applied with the final payments of the assessment.	947,300	947,300
Assessment payable as part of water supply agreement, due in monthly installments of $3,942 with interest at 8.73%, enforceable by statutory lien, with the final payment made in February 2019.	—	11,901
Totals	8,447,300	8,459,201
Less: amounts due within one year	1,113,488	659,791
Net long-term debt	$7,333,812	$7,799,410

Granite Falls Energy

Seasonal Revolving Loan

GFE has a credit facility with a lender. This credit facility was originally a revolving term loan facility with an aggregate principal commitment amount of $18,000,000 that reduced by $2,000,000 semi-annually beginning September 1, 2014, until final payment at maturity on March 1, 2018. On September 8, 2017, the revolving term loan was converted to a seasonal revolving loan in the amount of $6,000,000, which matures on October 1, 2019. GFE renews this seasonal revolving loan annually, prior to September 1. GFE had no outstanding balance on the revolving term loan at the time of conversion. There was no outstanding balance on the seasonal revolving loan at April 30, 2019. Therefore, the aggregate principal amount available for borrowing by GFE under this seasonal revolving loan at April 30, 2019 was $6,000,000.

The interest rate on the seasonal revolving loan is based on the bank’s One Month London Interbank Offered Rate (“LIBOR”) Index Rate, plus 2.75%, which was 5.23% and 5.06% at April 30, 2019 and October 31, 2018, respectively.

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

Project Hawkeye Loan

On August 2, 2017, GFE entered into a credit facility with Project Hawkeye to finance its investment in Ringneck. Pursuant to this credit facility, GFE borrowed $7.5 million from Project Hawkeye using the Ringneck investment as collateral.  The Project Hawkeye loan bears interest from the date funds are first advanced on the loan through maturity,

Granite Falls Energy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

April 30, 2019

at a rate per annum equal to the sum of the One Month LIBOR Index Rate plus 3.05% per annum, with an interest rate floor of 3.55%, which equated to 5.53% and 5.36% at April 30, 2019 and October 31, 2018 respectively.

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

As of April 30, 2019, GFE had an outstanding balance of $7.5 million under the Project Hawkeye credit facility to finance the balance of its investment in Ringneck.

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

Amended Revolving Term Note

Under the terms of the amended revolving term loan, HLBE may borrow, repay, and reborrow up to the aggregate principal commitment amount of $4,000,000.  Final payment of amounts borrowed under amended revolving term loan is due December 1, 2021.  Interest on the amended revolving term loan accrues at a variable weekly rate equal to 3.10% above the One-Month London Interbank Offered Rate (“LIBOR”) Index rate, which was 5.58% at April 30, 2019.

HLBE also agreed to pay an unused commitment fee on the unused available portion of the amended revolving term loan commitment at the rate of 0.50% per annum, payable monthly in arrears.

The aggregate principal amount available to HLBE for borrowing under the amended revolving term loan at April 30, 2019 and October 31, 2018 was $4,000,000.

Seasonal Revolving Loan

Under the terms of the seasonal revolving loan, HLBE may borrow, repay, and reborrow up to the aggregate principal commitment amount of $4,000,000 until its maturing on May 1, 2020.  Amounts borrowed under the seasonal revolving loan bear interest at a variable weekly rate equal to 2.85% above the rate quoted by LIBOR Index rate, which

Granite Falls Energy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

April 30, 2019

was 5.33% at April 30, 2019.  The aggregate principal amount available under the seasonal revolving loan was $4,000,000 at April 30, 2019 and $4,000,000 at October 31, 2018.

HLBE also agreed to pay an unused commitment fee on the unused portion of the seasonal revolving loan commitment at the rate of 0.250% per annum.

Estimated annual maturities of debt at April 30, 2019, are as follows based on the most recent debt agreements:

2020	$1,113,488
2021	1,405,406
2022	1,374,835
2023	1,071,429
2024	1,071,429
Thereafter	2,410,713
Total debt	$8,447,300

8.   MEMBERS' EQUITY

Granite Falls Energy

GFE has one class of membership units.  The units have no par value and have identical rights, obligations and privileges.  Income and losses are allocated to all members based upon their respective percentage of units held. As of April 30, 2019 and October 31, 2018, GFE had 30,606 membership units authorized, issued, and outstanding.

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

9.  COMMITMENTS AND CONTINGENCIES

Corn Purchases - Members

GFE purchased corn from board members of approximately $605,000 and $1,648,000 for the three months ended April 30, 2019 and 2018, respectively, and approximately $1,954,000 and $2,085,000 for the six months ended April 30, 2019 and 2018, respectively.

HLBE purchased corn from board members of approximately $2,636,000 and $2,642,000 for the three months ended April 30, 2019 and 2018, respectively, and approximately $4,585,000 and $7,097,000 for the six months ended April 30, 2019 and 2018, respectively.

Granite Falls Energy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

April 30, 2019

Corn Purchase Commitments

At April 30, 2019, GFE had cash and basis contracts for forward corn purchase commitments for approximately 2,845,000 bushels for various delivery periods through December 2021.

At April 30, 2019, HLBE had cash and basis contracts for forward corn purchase commitments for approximately 1,435,000 bushels for various delivery periods through October 2020.

Given the uncertainty of future ethanol and corn prices, GFE or HLBE could incur a loss on the outstanding corn purchase contracts in future periods. Management has evaluated these forward contracts and its inventories using the lower of cost or net realizable value evaluation, similar to the method used on its inventory, and has determined that GFE had an impairment loss of approximately $9,000 at April 30, 2019 and HLBE had an impairment loss of approximately $179,000 at April 30, 2019. The impairment expense is recorded as a component of cost of goods sold.

Ethanol Contracts

At April 30, 2019, GFE had fixed and basis contracts to sell approximately $13,117,000 of ethanol for various delivery periods through June 2019, which approximates 99% of its anticipated ethanol sales for that period.

At April 30, 2019, HLBE had fixed and basis contracts to sell approximately $11,279,000 of ethanol for various delivery periods through June 2019, which approximates 83% of its anticipated ethanol sales for that period.

Distillers' Grain Contracts

At April 30, 2019, GFE had forward contracts to sell approximately $70,000 of distillers’ grain for delivery periods through May 2019, which approximates 3% of its anticipated distillers’ grain sales during that period.

At April 30, 2019, HLBE had forward contracts to sell approximately $505,000 of distillers’ grains for delivery through May 2019, which approximates 30% of its anticipated distillers’ grain sales during that period.

Corn Oil

At April 30, 2019, GFE had forward contracts to sell approximately $524,000 of corn oil for various delivery periods through June 2019, which approximates 70% of its anticipated corn oil sales for that period.

At April 30, 2019, HLBE had forward contracts to sell approximately $515,000 of corn oil for various delivery periods through June 2019, which approximates 75% of its anticipated corn oil sales for that period.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three and six months ended April 30, 2019 and 2018. This discussion should be read in conjunction with the condensed consolidated unaudited financial statements and related notes in Item 1 of this report and the information contained in the Company’s annual report on Form 10-K for the fiscal year ended October 31, 2018.

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

On August 2, 2017, GFE made a $7.5 million investment in Ringneck Energy & Feed, LLC (“Ringneck”). Ringneck is constructing an ethanol plant outside of Onida, South Dakota. Construction has reached substantial completion and the plant is commencing operations. On June 29, 2018, GFE made a $2.0 million investment in Harvestone Group, LLC (“Harvestone”).  Harvestone is a start-up ethanol marketing, logistics, and trading company headquartered in Franklin, Tennessee.  Details regarding our investment in Ringneck and Harvestone are provided below in the section below titled “Investments.”

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

Trends and Uncertainties Impacting Our Operations

The principal factors affecting our results of operations and financial conditions are the market prices for corn, ethanol, distillers’ grains and natural gas, as well as governmental programs designed to create incentives for the use of corn-based ethanol.  Other factors that may affect our future results of operation include those risks discussed below and in “PART II - Item 1A. Risk Factors” of this report and in “PART I - Item 1A. Risk Factors” of our quarterly report on Form 10-Q for the three months ended January 31, 2019, and “PART I - Item 1A. Risk Factors” of our annual report on Form 10-K for the fiscal year ended October 31, 2018.

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

Management currently believes that our margins will remain negative during the remainder of fiscal year 2019. Continued large corn supplies and ethanol production capacity increases could have a negative impact on the market price of ethanol which could adversely impact our profitability. This negative impact could worsen if domestic ethanol inventories remain high or grow, or if U.S. exports of ethanol decline. Recent US Energy Information Administration (“EIA”) reports indicate that ethanol stocks remain high and that ethanol production remains steady since the conclusion of fiscal year 2018. In addition, management believes that increased waivers of small refiner renewable volume obligations (“RVOs”) by the US Environmental Protection Agency (“EPA”), as well as uncertainty regarding the potential Renewable Fuels Standard (“RFS”) reset, will contribute to the projected tight margins.

Additionally, while ethanol continues trading at a significant discount to gasoline, which has improved export demand somewhat, increased waivers of small refiner RVOs by the EPA has contributed to management’s expectation regarding margins. The impact of the increases in small refiner waivers granted by the EPA and the reductions in Chinese imports continues to have a negative impact on prices for renewable identification numbers (“RINs”) for corn-based ethanol.  As a result, RINs prices remain lower, removing a blending incentive from the ethanol marketplace.

In recent years, ethanol demand growth has resulted largely from increased exports.  However, export demand for ethanol is less consistent compared to domestic demand which can lead to ethanol price volatility. Global demand for US ethanol, as reported by the EIA, continues to increase with increased exports to various foreign markets, including Brazil, Canada, India, Peru, Philippines and Switzerland, in response to higher blending mandates and octane demand within the foreign countries and lower domestic ethanol prices.  In April 2018, in response to the tariffs imposed by the Trump administration, China announced an additional retaliatory tariff on ethanol imports of 15%, bringing the total tariff to 45%. Subsequently, in July 2018, China announced an additional tariff on ethanol imports, bringing the total tariff to 70%. As a result, recent exports to China have been negligible. Brazilian demand for US ethanol has remained relatively steady, despite a tariff imposed in 2017. Any decrease in U.S. ethanol exports could adversely impact the market price of ethanol unless domestic demand increases or foreign markets are developed.

Our margins have been negatively impacted during the three months ended April 30, 2019 by the lower prices received for our distillers’ grains. During our second fiscal quarter of 2019, distillers’ grains prices fell, due to lower export demand and decreased production. In addition to being an animal feed substitute for corn, distillers’ grains are increasingly considered a protein feed substitute for soybean meal. Management currently believes that the impact of the current Chinese imposition of antidumping and countervailing duties on distillers’ grains produced in the U.S. has been absorbed into the market. However, recent trade disputes with China, Mexico and Canada could result in the imposition of additional tariffs on distillers’ grains produced in the United States, which could lead to an oversupply of distillers’ grains domestically and negatively impact distillers’ grains prices. Additionally, domestic feeding margins in cattle and hogs in particular could have a negative impact on total domestic distillers’ grains demand.

Corn oil prices have been positively impacted during the three months ended April 30, 2019 by steady demand and decreased production.  However, from a historic perspective, corn oil prices over the past few years have been impacted by oversupply of soybeans and the resulting lower price of soybean oil which competes with corn oil for biodiesel production, in addition to increased corn oil production. The impact of lower soybean oil prices and the market’s increase in corn oil production during the last few years will likely continue to impact corn oil prices.

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

Current US ethanol production capacity exceeds the EPA’s 2018 and 2019 RVOs that can be satisfied by corn-based ethanol. Under the RFS, if mandatory renewable fuel volumes are reduced by at least 20% for two consecutive years, the EPA is required to modify, or reset, statutory volumes through 2022. In October 2018, the Office of Management and Budget announced that the 20% thresholds “have been met or are expected to be met in the near future.” As a result, the EPA is proposing a rulemaking that will propose modifying the applicable volumes targets for cellulosic biofuel, advanced biofuel, and total renewable fuels for the years 2020-2022. The rulemaking was scheduled to be proposed in January 2019, but was delayed, likely due to the partial government shutdown in January 2019. However, in May 2019, the EPA delivered the proposed rule to the White House Office of Management and Budget for its review. If the statutory RVOs are reduced as a result of reset, it could have an adverse effect on the market price and demand for ethanol which would negatively impact our financial performance.

There is growing availability of E85 for use in flexible fuel vehicles; however, it is limited due to lacking infrastructure. In addition, the industry has been working to introduce E15 to the retail market since the EPA approved its use in vehicles model year 2001 and newer. However, widespread adoption of E15 is hampered by regulatory and infrastructure hurdles in many states, as well as consumer acceptance. Additionally, sales of E15 may be limited because (i) it is not approved for use in all vehicles, (ii) the EPA requires a label that management believes may discourage consumers from using E15, and (iii) retailers may choose not to sell E15 due to concerns regarding liability. In addition, different gasoline blendstocks may have been required at certain times of the year in order to use E15 due to federal regulations related to fuel evaporative emissions. This may have prevented E15 from being used during certain times of the year in various states. In October 2018, President Trump directed the EPA to promulgate regulations making E15 available year-round. On March 4, 2019, the EPA sent a proposed rule to the Office of Management and Budget for its review. The proposed rule was published on March 12, 2019. On May 30, 2019, the EPA finalized the rule to allow E15 to be sold year-round. It is important to note that the oil industry is expected to challenge the final rule, and, in the event of such a challenge, there is no guarantee that the final rule will be upheld. The threat of a legal challenge itself could create uncertainty for retailers desiring to implement or expand sales of E15. Additionally, although the year-round E15 rule is now final, there is no guarantee that retailers will implement the sale of year-round E15, nor is there a guarantee that the rule will result in an increase of ethanol sales.

The EPA assigns individual refiners, blenders, and importers the RVOs they are obligated to use based on their percentage of total fuel sales.  Obligated parties use RINs to show compliance with RVOs.  RINs are attached to renewable fuels by producers and detached when the renewable fuel is blended with transportation fuel or traded in the open market.  The market price of detached RINs affects the price of ethanol in certain markets and influences the purchasing decisions by obligated parties. Under the RFS, small refineries may petition for and be granted temporary exemptions from the RVOs if they can demonstrate that compliance with the RVOs would cause disproportionate economic hardship. The EPA has recently granted a number of these exemptions, whereby such refiners were alleviated of their responsibility to supply RINS for their obligated volumes based upon the grounds of economic hardship.  As of May 2019, the EPA reported that it had received 37 petitions for hardship waivers for the 2017 compliance year. Thirty-five of such petitions have been approved, exempting approximately 1.82 billion RINs, which is approximately 17.05 billion gallons of gasoline and diesel, from meeting the RFS blending targets for the 2017 compliance year. Additionally, there are two petitions pending for the 2017 compliance year. As of May 2019, 40 petitions for waivers have been received by the EPA for compliance year 2018. Thirty-nine of such petitions are currently pending.

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

On May 1, 2018, the Advanced Biofuel Association submitted a petition with the U.S. Court of Appeals for the D.C. Circuit challenging EPA’s process for granting exemptions from compliance under the RFS to small refineries. The Advanced Biofuel Association petition asks the court to review the EPA’s decision to modify criteria to lower the threshold by which the agency determines whether to grant small refineries an exemption for the RFS for reasons of disproportionate economic hardship. In May 2019, the U.S. Court of Appeals for the D.C. Circuit denied a motion by the Advanced Biofuels Association seeking a preliminary injunction to prevent the EPA from granting any additional small refinery exemptions under the RFS until its pending lawsuit with the agency is resolved.

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

Although the maintenance of the 15.0 billion gallon threshold for volume requirements that may be met with corn-based ethanol in the 2019 final rule, in addition to the year-round E15 rule, signals support from the EPA and the Trump administration for domestic ethanol production, the Trump administration could still elect to materially modify, repeal, or otherwise invalidate the RFS.  Any such reform could adversely affect the demand and price for ethanol and the Company's profitability.

Tax Cuts and Jobs Act

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

Results of Operations for the Three Months Ended April 30, 2019 and 2018

The following table shows summary information from the results of our operations and the approximate percentage of revenues, costs of goods sold, operating expenses and other items to total revenues in our unaudited condensed consolidated statements of operations for the three months ended April 30, 2019 and 2018 (amounts in thousands).

	Three Months Ended April 30,
	2019		2018
	(unaudited)		(unaudited)
Statement of Operations Data	Amount	%	Amount	%
Revenues	$49,424	100.0%	$55,550	100.0%
Cost of Goods Sold	50,418	102.0%	51,735	93.1%
Gross Profit (Loss)	(994)	(2.0)%	3,815	6.9%
Operating Expenses	1,626	3.3%	1,648	3.0%
Operating Income (Loss)	(2,620)	(5.3)%	2,167	3.9%
Other (Income) Expense, net	189	0.4%	(7)	(0.0)%
Net Income (Loss)	(2,431)	(4.9)%	2,160	3.9%
Less: Net (Income) Loss Attributable to Non-controlling Interest	529	1.1%	(663)	(1.2)%
Net Income (Loss) Attributable to Granite Falls Energy, LLC	$(1,902)	(3.8)%	$1,497	2.7%

Revenues

Our consolidated revenue is derived principally from sales of our three primary products: ethanol, distillers’ grains and corn oil. Revenues from these products represented approximately 98.6% and 99.0% of our total revenues for the three months ended April 30, 2019 and 2018, respectively. The remaining approximately 1.4% and 1.0% is attributable to miscellaneous other revenue for the three months ended April 30, 2019 and 2018, respectively, and is made up of incidental sales of corn syrup at HLBE’s plant and revenues from natural gas pipeline operations at Agrinatural, net of intercompany eliminations for distribution fees paid by HLBE to Agrinatural for natural gas transportation services.

The following table shows the sources of our consolidated revenue and the approximate percentage of revenues from those sources to total revenues in our unaudited condensed consolidated statements of operations for the three months ended April 30, 2019:

	Three Months Ended April 30, 2019
	Sales Revenue	% of Total Revenues
Revenue Sources	(in thousands)
Ethanol sales	$38,522	77.9%
Distillers' grains sales	8,652	17.5%
Corn oil sales	1,600	3.2%
Miscellaneous other	650	1.4%
Total Revenues	$49,424	100.0%

The following table shows the sources of our consolidated revenue and the approximate percentage of revenues from those sources to total revenues in our condensed consolidated unaudited statements of operations for the three months ended April 30, 2018:

	Three Months Ended April 30, 2018
	Sales Revenue	% of Total Revenues
Revenue Sources	(in thousands)
Ethanol sales	$42,605	76.7%
Distillers' grains sales	10,495	18.9%
Corn oil sales	1,893	3.4%
Miscellaneous other	557	1.0%
Total Revenues	$55,550	100.0%

Our total consolidated revenues decreased by approximately 11.0% for the three months ended April 30, 2019, as compared to the three months ended April 30, 2018.  This decrease was due to the decrease in the average price received for our ethanol and distillers’ grains, as well as decreased volumes sold of our ethanol, distillers’ grains and corn oil at both the GFE and the HLBE plants, which was partially mitigated by the increase in the average price received for our corn oil. The following table reflects quantities of our three primary products sold and the average net prices received for the three months ended April 30, 2019 and 2018:

	Three Months Ended April 30, 2019		Three Months Ended April 30, 2018
	Quantity Sold	Avg. Net Price	Quantity Sold	Avg. Net Price
Product	(in thousands)		(in thousands)
Ethanol (gallons)	31,606	$1.22	33,325	$1.28
Distillers' grains (tons)	65	$133.77	73	$143.33
Corn oil (pounds)	6,538	$0.24	8,484	$0.22

Ethanol

Total revenues from sales of ethanol decreased by approximately 9.6% for the three months ended April 30, 2019 compared to the same period of 2018 due to a decrease of approximately 4.7% in the average price per gallon we received for our ethanol, coupled with an approximately 5.2% decrease in aggregate volume sold. The aggregate decrease in the number of gallons sold is due to an approximately 8.7% decrease in the number of gallons sold at the HLBE plant resulting from decreased ethanol production at the HLBE plant during the 2019 period, which was coupled with an approximate 1.0% decrease in the volume of ethanol sold at the GFE plant during the 2019 period.  The decrease in gallons sold at the GFE plant was due to decreased ethanol production during the 2019 period.  The decrease in ethanol prices is due to increased production industry-wide which has resulted in higher inventories. Additionally, concerns related to ongoing trade disputes and RVO waivers granted by the EPA exempting certain refiners from compliance with the RFS negatively impacted ethanol prices.

From time to time, we engage in hedging activities with respect to our ethanol sales. At April 30, 2019, GFE had fixed and basis contracts for forward ethanol sales for various delivery periods through June 2019 valued at approximately $13.1 million. At April 30, 2019, HLBE had fixed and basis contracts for forward ethanol sales for various delivery periods through June 2019 valued at approximately $11.3 million. Separately, ethanol derivative instruments resulted in a loss of approximately $37,000 for the three months ended April 30, 2019; in comparison, they resulted in a gain of approximately $255,000 for the three months ended April 30, 2018.

Distillers' Grains

Total revenues from sales of distillers’ grains decreased by approximately 17.6% for the three months ended April 30, 2019 compared to the same period of 2018.  This decrease was due to an approximately 6.7% decrease in the average price per ton we received for our distillers’ grains, coupled with an approximately 11.7% decrease in the volumes sold from period to period.  We sold fewer tons of distillers’ grains in the three months ended April 30, 2019 as compared to the same period in 2018 due to decreased ethanol production at both the HLBE and the GFE plants, which decreased the output of distillers’ grains. The decrease in the market price of distillers’ grains is due lessened export demand.

At April 30, 2019, GFE had forward distillers’ grains sales contracts valued at approximately $70,000 for delivery periods through May 2019 and HLBE had forward distillers’ grains sales contracts valued at approximately $505,000 for delivery through May 2019.

Corn Oil

Total revenues from sales of corn oil decreased by approximately 15.4% for the three months ended April 30, 2019 compared to the same period of 2018 due to an approximately 22.9% decrease in pounds sold from period to period, which was partially offset by an approximately 9.7% increase in the average price per pound received for our corn oil from period to period. We sold fewer pounds of corn oil during the three months ended April 30, 2019 as compared to the same period in 2018 due to an approximately 31.6% decrease in pounds sold at HLBE’s plant, coupled with an approximately 14.0% decrease in pounds sold at the GFE plant. The reduced corn oil sales is attributable to reduced ethanol production and decreased oil extraction rates per bushel of corn for the three months ended April, 2019 compared to the same period of 2018.  Management expects our corn oil production will be relatively stable going forward.

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

At April 30, 2019, GFE had forward corn oil sales contracts valued at approximately $524,00 for various delivery periods through June 2019. At April 30, 2019, HLBE had forward corn oil sales contracts valued at approximately $515,000 for various delivery periods through June 2019.

Cost of Goods Sold

Our cost of goods sold decreased by approximately 2.5% for the three months ended April 30, 2019, as compared to the three months ended April 30, 2018.  However, as a percentage of revenues, our cost of goods sold increased to approximately 102.0% for the three months ended April 30, 2019, as compared to approximately 93.1% for the same period in 2018 due primarily to the narrowing of our operating margin resulting from declines in the average price received for our ethanol and distillers’ grains. Approximately 90% of our total costs of goods sold is attributable to our ethanol production segment. The cost of goods sold per gallon of ethanol sold for the three months ended April 30, 2019 and 2018 was approximately $1.44 and $1.40 per gallon, respectively.

The following table shows the costs of corn and natural gas (our two largest single components of costs of goods sold), as well as all other components of cost of goods sold, which includes processing ingredients, electricity, and wages, salaries and benefits of production personnel, and the approximate percentage of costs of those components to total costs of goods sold in our unaudited condensed consolidated statements of operations for the three months ended April 30, 2019:

	Three Months Ended April 30, 2019
	Cost	% of Cost of Goods Sold
	(in thousands)
Corn costs	$33,783	67.0%
Natural gas costs	3,071	6.1%
All other components of costs of goods sold	13,564	26.9%
Total Cost of Goods Sold	$50,418	100.0%

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

Corn

Our aggregate cost of corn was approximately 8.9% less for the three months ended April 30, 2019 compared to the same period of 2018, due to an approximately 11.1% decrease in the number of bushels of corn processed from period to period, offset by an approximately 2.4% increase in the average price per bushel paid for corn. The corn-ethanol price spread (the difference between the price per gallon of ethanol and the price per bushel of grain divided by 2.8) for the three months ended April 30, 2019 was approximately $0.09 lower than the corn-ethanol price spread we experienced for same period of 2018. Management attributes the increase in corn prices primarily to weather conditions. Management anticipates that corn prices will remain higher and are likely to continue to increase depending on the actual number of bushels of corn harvested in the fall of 2019.

From time to time we enter into forward purchase contracts for our commodity purchases and sales. At April 30, 2019, GFE had approximately 2.8 million bushels of cash and basis contracts for forward corn purchase commitments for various delivery periods through December 2021. At April 30, 2019, HLBE had approximately 1.4 million bushels of cash and basis contracts for forward corn purchase commitments for various delivery periods through October 2020.

Our corn derivative positions resulted in a gain of approximately $281,000 and a loss of approximately $947,000 for the three months ended April 30, 2019 and 2018, respectively.  We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn in cost of goods sold as the changes occur. As corn prices fluctuate, the value of our derivative instruments is impacted, which affects our financial performance. We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.

Natural Gas

Our cost of goods sold related to natural gas costs decreased approximately 2.0% for the three months ended April 30, 2019, as compared to the three months ended April 30, 2018.  Management attributes this decrease in cost of natural gas from period to period to decreased production.

From time to time we enter into forward purchase contracts for our natural gas purchases. We had no gain or loss on natural gas derivative instruments for the three months ended April 30, 2019. In comparison, we had a loss on natural gas derivative instruments of approximately $14,000 for the three months ended April 30, 2018. We recognize the gains or losses that result from the changes in the value of our derivative instruments from natural gas in cost of goods sold as the changes occur.

Operating Expenses

Operating expenses include wages, salaries and benefits of administrative employees at the plant, insurance, professional fees, property taxes, and similar costs. Our operating expenses decreased by approximately 1.3% for the three months ended April 30, 2019 compared to the same period ended 2018.

Operating Income (Loss)

Our income (loss) from operations for the three months ended April 30, 2019 decreased by approximately $4.6 million compared to the same period of 2018.  This decrease resulted largely from decreased prices received for our ethanol and distillers’ grains at our plants, the narrowing of our net operating margin and reduced production during the 2019 period.

Other Income (Expense), Net

We had approximately $154,000 more other income and approximately $20,000 more interest income for the 2019 period, and less interest expense, resulting in net other income of approximately $189,000 during the three months ended April 30, 2019, and net other expense of approximately $7,000 during the three months ended April 30, 2018. We had more other income the three months ended April 30, 2019  compared to the same period of 2018 due primarily to the timing of patronage and dividend amounts received in the 2019 period.

Results of Operations for the Six Months Ended April 30, 2019 and 2018

The following table shows summary information from the results of our operations and the approximate percentage of revenues, costs of goods sold, operating expenses and other items to total revenues in our unaudited condensed consolidated statements of operations for the six months ended April 30, 2019 and 2018 (amounts in thousands).

	Fiscal Six Months Ended April 30,
	2019		2018
	(unaudited)		(unaudited)
Statement of Operations Data	Amount	%	Amount	%
Revenue	$98,800	100.0%	$108,544	100.0%
Cost of Goods Sold	102,529	103.8%	101,723	93.7%
Gross Profit (Loss)	(3,729)	(3.8)%	6,821	6.3%
Operating Expenses	3,397	3.4%	3,328	3.1%
Operating Income (Loss)	(7,126)	(7.2)%	3,493	3.2%
Other Income, net	150	0.2%	193	0.2%
Net Income (Loss)	(6,976)	7.0%	3,686	3.4%
Less: Net (Income) Loss Attributable to Non-controlling Interest	1,496	1.5%	(1,136)	(1.0)%
Net Income (Loss) Attributable to Granite Falls Energy, LLC	$(5,480)	(5.5)%	$2,550	2.4%

Revenues

Revenues from our three primary products: ethanol, distillers’ grains and corn oil, represented approximately 98.5% and 98.7% of our total consolidated revenues for the six months ended April 30, 2019 and 2018, respectively.  Miscellaneous other revenues attributable to incidental sales of corn syrup and Agrinatural revenues (net of eliminations) represented 1.5% and 1.3% of our consolidated revenues for the six months ended April 30, 2019 and 2018, respectively.

The following table shows the sources of our consolidated revenue and the approximate percentage of revenues from those sources to total revenues in our unaudited condensed consolidated statements of operations for the six months ended April 30, 2019:

	Six Months Ended April 30, 2019
Revenue Sources	Sales Revenue	% of Total Revenues
Ethanol sales	$74,487	75.4%
Distillers' grains sales	19,222	19.5%
Corn oil sales	3,594	3.6%
Miscellaneous other	1,497	1.5%
Total Revenues	$98,800	100.0%

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

Our total consolidated revenues decreased by approximately 9.0% for the six months ended April 30, 2019, as compared to same period of 2018, due to a decrease in the average price received for our ethanol, as well as decreased production and sales of ethanol, distillers’ grains and corn oil, which was partially offset by increases in the average price received for our distillers’ grains and corn oil.  The following table reflects quantities of our three primary products sold and the average net prices received for the six months ended April 30, 2019 and 2018:

	Six Months Ended April 30, 2019		Six Months Ended April 30, 2018
Product	Quantity Sold	Avg. Net Price	Quantity Sold	Avg. Net Price
Ethanol (gallons)	64,072	$1.16	66,518	$1.24
Distillers' grains (tons)	140	$137.06	155	$131.90
Corn oil (pounds)	14,577	$0.25	17,688	$0.24

Ethanol

Total revenues from sales of ethanol decreased by approximately 9.7% for the six months ended April 30, 2019 compared to the same period of 2018 due to an approximately 6.2% decrease in the average price per gallon we received, coupled with an approximately 3.7%  decrease in the volume of ethanol sold.  The decrease in gallons of ethanol sold from period to period was primarily due to an approximately 6.4% decrease in the volume sold at the HLBE plant, coupled with an approximately 0.7% decrease in the volume of ethanol sold at the GFE plant, both attributable to lower production during the 2019 period. The decrease in ethanol prices resulted principally from increased production industry-wide, which exceeded demand, resulting in higher inventories that pushed ethanol prices downward.

Our ethanol derivative instruments resulted in a loss of approximately $37,000 during the six months ended April 30, 2019.  Comparatively, our derivative positions resulted in a gain of approximately $394,000 during the six months ended April 30, 2018. Based on the lower of cost or net realizable value analysis, as a component of cost of goods sold, we recorded a loss on ethanol inventories of approximately $765,000 and $82,000 for the six months ended April 30, 2019 and 2018, respectively.  Based on the lower of cost or net realizable value analysis, as a component of cost of goods sold, we recorded a loss on corn inventories of approximately $95,000 for the six months ended April 30, 2019.

Distillers' Grains

Total revenues from sales of distillers’ grains decreased by approximately 5.9% for the six months ended April 30, 2019 compared to the same period of 2018.  This decrease is due to an approximately 9.6% decrease in aggregate tons sold from period to period, which was partially offset by an approximately 4.1% increase in the average price per ton we received. We sold fewer total tons of distillers grains during the six months ended April 30, 2019 compared to the six months ended April 30, 2018 due to decreased ethanol production in the 2019 period. The increase in the market price of distillers’ grains is due to a stronger domestic market due to increases in prices of soybean meal and increased export demand.

Corn Oil

Total revenues from sales of corn oil decreased by approximately 15.2% for the six months ended April 30, 2019 compared to the six months ended April 30, 2018 due to an approximately 17.6% decrease in pounds sold from period to period, which was slightly mitigated by an approximately 2.9% increase in the average price per pound we received. The decrease in volume sold for the six months ended April 30, 2019 compared to the same period of 2018 is attributable to decreased ethanol production during the six months ended April 30, 2019.

Cost of Goods Sold

Our cost of goods sold increased by approximately 0.8% for the six months ended April 30, 2019, as compared to the six months ended April 30, 2018.  As a percentage of revenues, our cost of goods sold also increased to approximately 103.8% for the six months ended April 30, 2019, as compared to approximately 93.7% for the same period in 2018 due to the narrower margin between the price of ethanol and the price of corn from period to period.  The cost of goods sold per gallon of ethanol sold for the six months ended April 30, 2019 and 2018 was approximately $1.44 and $1.38 per gallon, respectively.

The following table shows the costs of corn and natural gas (our two largest single components of costs of goods sold), as well as all other components of cost of goods sold, which includes processing ingredients, electricity, and wages, salaries and benefits of production personnel, and the approximate percentage of costs of those components to total costs of goods sold in our unaudited condensed consolidated statements of operations for the six months ended April 30, 2019:

	Six Months Ended April 30, 2019
	Cost	% of Cost of Goods Sold
	(in thousands)
Corn costs	$72,314	70.5%
Natural gas costs	7,034	6.9%
All other components of costs of goods sold	23,181	22.6%
Total Cost of Goods Sold	$102,529	100.0%

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

Corn

Our cost of goods sold related to corn was approximately 0.8% less for the six months ended April 30, 2019 compared to the same period of 2018, due primarily to an approximately 6.4% decrease in the number of bushels of corn processed, which was partially offset by an approximately 5.7% increase in the average price per bushel paid for corn from period to period.  For the six months ended April 30, 2019 and 2018, we processed approximately 21.0 million and 22.4 million bushels of corn, respectively.  The corn-ethanol price spread (the difference between the price per gallon of ethanol and the price per bushel of grain divided by 2.8) for the six months ended April 30, 2019, was approximately $0.14 lower than the corn-ethanol price spread we experienced for same period of 2018.

We had a gain related to corn derivative instruments of approximately $326,000 for the six months ended April 30, 2019, which decreased our costs of goods sold. Comparatively, we had a loss related to corn derivative instruments of approximately $1.2 million for the six months ended April 30, 2018, which increased our cost of goods sold. Based on the lower of cost or net realizable value analysis, as a component of cost of goods sold, the Company recorded a loss on corn inventories of approximately $95,000 for the six months ended April 30, 2019. Management has evaluated the outstanding corn forward purchase contracts and its inventories using the lower of cost or net realizable value evaluation, similar to the method used on its inventory, and has determined that GFE had an impairment loss of approximately $9,000 at April 30, 2019 and HLBE had an impairment loss of approximately $179,000 at April 30, 2019. The impairment expense is recorded as a component of cost of goods sold.

Natural Gas

Natural gas costs increased approximately 6.2% for the six months ended April 30, 2019 as compared to the six months ended April 30, 2018. The increase in natural gas costs was primarily due to colder weather during the 2019 period.

Our natural gas derivative positions resulted in no gain or loss for the six months ended April 30, 2018. Comparatively, our natural gas derivative instruments resulted in a loss of approximately $2,000 during the six months ended April 30, 2018, which increased our cost of goods sold.

Operating Expenses

Operating expenses for the six months ended April 30, 2019 increased 2.1% compared to the six months ended April 30, 2018.  As a percentage of total revenues, operating expenses slightly increased to 3.4% for the six months ended April 30, 2019, as compared to 3.1% for the six months ended April 30, 2018.

Operating Income (Loss)

Our income from operations for the six months ended April 30, 2019 was approximately $10.7 million less compared to the same period of 2018.  This decrease resulted largely from increased prices for corn relative to the price of ethanol, which narrowed our operating margin.

Other Income, Net

We had net other income of approximately $150,000 and $193,000 during the six months ended April 30, 2019 and 2018, respectively.  We had less other income due to less patronage income during the 2019 period.

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

Ringneck is a South Dakota limited liability company which is constructing an 80 million gallon per year ethanol manufacturing plant outside of Onida, South Dakota in Sully County. Construction has reached substantial completion and the plant is commencing operations. The units GFE acquired in Ringneck are subject to restrictions on transfer, therefore, this should not be considered a liquid investment.

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

Changes in Financial Condition at April 30, 2019 and October 31, 2018

The following table highlights our financial condition at April 30, 2019 and October 31, 2018 (amounts in thousands):

	April 30, 2019	October 31, 2018
	(unaudited)
Current Assets	$29,470	$38,608
Total Assets	$103,369	$116,861
Current Liabilities	$7,305	$12,132
Long-Term Debt, less current portion	$7,334	$7,799
Members' Equity attributable to Granite Falls Energy, LLC	$68,379	$75,084
Non-controlling Interest	$20,351	$21,846

The decrease in total current assets is attributable to a decrease in cash on hand of approximately $6.6 million at April 30, 2019 compared to October 31, 2018.  The decrease in cash was due primarily to payment of distributions to members in January 2019 and net cash used in operations of approximately $4.6 million. Additionally, we had a decrease in inventory of approximately $2.6 million and the value of commodity derivative instruments of approximately $888,000. Offsetting these decreases were increases in restricted cash of approximately $400,000, accounts receivable of approximately $19,000, and prepaid expenses of approximately $561,000 at April 30, 2019 compared to October 31, 2018. Contributing to the decrease in total assets was an approximately $4.3 million decrease in property and equipment primarily due to depreciation expense during the 2019 period.

Our current liabilities decreased approximately $4.8 million at April 30, 2019 compared to October 31, 2018, due to primarily to a decrease of approximately $5.3 million in accounts payable. Our accounts payable were less at April 30, 2019 compared to October 31, 2018 due to the timing of payments to vendors during the six months ended April 30, 2019.

Members’ equity attributable to Granite Falls Energy, LLC at April 30, 2019 compared to October 31, 2018 decreased by approximately $6.7 million. The decrease was related to the distribution to our members of approximately $1.2 million during January 2019, coupled with our approximately $5.5 million of net loss attributable to GFE during the six months ended April 30, 2019.

Non-controlling interest totaled approximately $20.4 million and $21.8 million at April 30, 2019 and October 31, 2018, respectively.  This is directly related to recognition of the 49.3% noncontrolling interest in HLBE.

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

Cash Flows

The following table shows our cash flows for the six months ended April 30, 2019 and 2018 (amounts in thousands):

	2019	2018
	(unaudited)	(unaudited)
Net cash provided by (used in) operating activities	$(4,611)	$10,470
Net cash used in investing activities	$(393)	$(972)
Net cash used in financing activities	$(1,236)	$(16,212)
Net decrease in cash and restricted cash	$(6,240)	$(6,714)

Operating Cash Flows

During the six months ended April 30, 2019, operations provided less cash compared to the same period of 2018 primarily due to net loss in the 2019 period. Additionally, changes in various working capital components, including prepaid expenses and accounts payable, contributed to the cash used during the 2019 period.

Investing Cash Flows

Cash used in investing activities was approximately $580,000 less for the six months ended April 30, 2019, compared to the same period of 2018, due to a decrease in capital expenditures during the 2019 period. This was partially offset by proceeds from disposals of assets received in the 2018 period.

Financing Cash Flows

During the six months ended April 30, 2019, we used cash to make payments of approximately $12,000 on our long-term debt and make payments of approximately $1.2 million in distributions to our unit holders. Comparatively, during the same period of 2018, we made payments of approximately $11.8 million in distributions to our unit holders, approximately $4.3 million in distributions to non-controlling interests, and principal payments of approximately $122,000 on HLBE’s long-term debt.

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

Under the seasonal revolving loan, GFE may borrow, repay, and re-borrow up to the aggregate principal commitment of $6.0 million until its maturity.  GFE had no outstanding balance on the seasonal revolving loan at April 30, 2019. The aggregate principal amount available to GFE for additional borrowing was $6.0 million at April 30, 2019.

The seasonal revolving loan bears interest from the date funds are first advanced on the loan through maturity, at a rate per annum equal to the sum of (x) the One Month LIBOR Index Rate plus (y) 2.75% per annum. The interest rate was 5.23% and 5.06% at April 30, 2019 and October 31, 2018, respectively.

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

As of April 30, 2019, we were in compliance with these financial covenants.  However, if market conditions deteriorate in the future, circumstances may develop which could result in us violating the financial covenants or other terms of GFE’s credit facility. If we fail to comply with the terms of our credit agreement with AgCountry, and AgCountry refuses to waive the non-compliance, AgCountry could terminate the credit facility and any commitment to loan funds to GFE.

GFE’s Other Credit Arrangement

GFE has a credit facility with Project Hawkeye for a $7.5 million loan to finance the balance of its subscription in Ringneck.  Interest on the Project Hawkeye loan accrues at a variable rate equal to the sum of the One Month LIBOR Index Rate plus 3.05% per annum, with an interest rate floor of 3.55%, which was 5.53% and 5.36% at April 30, 2019 and October 31, 2018, respectively.

The Project Hawkeye loan requires annual interest payments only for the first two years of the loan and monthly principal and interest payments for years three through nine based on a seven-year amortization period.  The monthly amortized payments will be re-amortized following any change in interest rate. The entire outstanding principal balance of the loan, plus any accrued and unpaid interest thereon, is due and payable in full on August 2, 2026. GFE is permitted to voluntarily prepay all or any portion of the outstanding balance of this loan at any time without premium or penalty.  As of April 30, 2019 and October 31, 2018, there was $7.5 million outstanding under the Project Hawkeye credit facility.

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

   HLBE’s Compeer Credit Facility

HLBE has a comprehensive credit facility with Compeer Financial, FLCA and Compeer Financial, PCA, collectively formerly known as AgStar Financial Services, FLCA (“Compeer”) for which CoBank, ACP (“CoBank”) serves as the administrative agent.   This credit facility includes an amended and restated revolving term loan with a $4.0 million principal commitment and a revolving seasonal line of credit with a $4.0 million principal commitment.   In exchange for the loans, HLBE granted liens on all property (real and personal, tangible, and intangible) which include, among other things, a mortgage on the property, a security interest on commodity trading accounts, and assignment of material contracts.  Please refer to Item 1 - Financial Statements, Note 7 - Debt Financing for additional details. As of April 30, 2019 and October 31, 2018, there were no amounts outstanding under HLBE’s credit facility with Compeer and the aggregate principal amount available to HLBE for borrowing under each of the amended revolving term loan and seasonal revolving loan was $4.0 million.

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

As of April 30, 2019, HLBE was in compliance with these loan covenants. However, if market conditions deteriorate in the future, circumstances may develop which could result in HLBE violating the financial covenants or other terms of its amended credit facility.  If HLBE fails to comply with the terms of its credit facility with Compeer, and Compeer refuses to waive the non-compliance, Compeer could terminate the credit facility and any commitment to loan funds to HLBE.

HLBE’s Other Credit Arrangements

In addition to HLBE's primary credit arrangement with Compeer, HLBE has other material credit arrangements and debt obligations.

In October 2003, HLBE entered into an industrial water supply development and distribution agreement with the City of Heron Lake, Jackson County, and Minnesota Soybean Processors. In consideration of this agreement, HLBE and Minnesota Soybean Processors are allocated equally the debt service on $735,000 in water revenue bonds that were issued by the City to support this project that were to mature in February 2019. The parties have agreed that, prior to the scheduled expiration of the agreement, they will negotiate in good faith to replace the agreement with a further agreement regarding the wells and related facilities. The agreement has been extended by mutual agreement of the parties. HLBE is currently in discussions with the City of Heron Lake to facilitate HLBE’s purchase of such wells and related facilities, provided that HLBE will, pursuant to a successful purchase, provide water service to at least one identified industrial customer. In the event that the purchase is not consummated, the City of Heron Lake and HLBE will continue to extend the current agreement in substantially the form as currently operating.

In May 2006, HLBE entered into an industrial water supply treatment agreement with the City of Heron Lake and Jackson County. Under this agreement, HLBE pays monthly installments over 24 months starting January 1, 2007 equal to one years’ debt service on approximately $3.6 million in water revenue bonds, which will be returned to HLBE if any funds remain after final payment in full on the bonds and assuming HLBE complies with all payment obligations under the agreement. There was a total of approximately $947,000 and $959,000 in outstanding water revenue bonds at April 30, 2019 and October 31, 2018, respectively. HLBE classifies its obligations under these bonds as assessments payable. The interest rates on the bonds range from 6.55% to 8.73%.

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

Upon the passage of the May 1, 2019 maturity date, Agrinatural went into default on the Original Agrinatural Credit Facility. As noted, HLBE has a security interest in all of Agrinatural’s assets. HLBE expects to be fully paid with regard to the Original Agrinatural Credit Facility. HLBE expects no interruption in the service of natural gas to its ethanol production facility. The balance of this loan was approximately $1.4 million at April 30, 2019 and $1.5 million at October 31, 2018.

In March 2015, HLBE extended an additional four-year term loan in the original principal amount of $3.5 million to Agrinatural (the “Additional Agrinatural Credit Facility”).  In May 2016, HLBE and Agrinatural amended the Additional Agrinatural Credit Facility (the “Amendment”). Under the terms of the Additional Agrinatural Credit Facility and the Amendment, for each of calendar years, 2018, 2018 and 2019, Agrinatural may not, without the consent of HLBE, proceed with and pay for capital expenditures in an amount in excess of $100,000 plus the amount of contributions in aid of construction received by Agrinatural from customers for capital improvements (“CIAC”), less a reserve for distribution to the Agrinatural members to cover the income or other taxes imposed as a result of receipt of CIAC in an amount equal to 40% of CIAC. Prior to the Amendment, Agrinatural’s capital expenditures were restricted to $100,000 per year.

Interest on the Additional Agrinatural Credit Facility accrues at a variable rate equal to the One-Month LIBOR rate plus 4.0%, with the interest rate capped and not to exceed 6.0% per annum.  Agrinatural is required to make monthly installments of principal plus accrued interest.  The entire principal balance and accrued and unpaid interest on the term loan was due and payable in full on May 1, 2019.

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

Upon the passage of the May 1, 2019 maturity date, Agrinatural went into default on the Additional Agrinatural Credit Facility. As noted, HLBE has a security interest in all of Agrinatural’s assets. HLBE expects to be fully paid with regard to the Additional Agrinatural Credit Facility. HLBE expects no interruption in the service of natural gas to its ethanol production facility. The balance of this loan was approximately $1.9 million at April 30, 2019 and $2.0 million at October 31, 2018.

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

At April 30, 2019, our critical accounting estimates continue to include those described in our annual report on Form 10-K for the fiscal year ended October 31, 2018. Management has not changed the method of calculating and using estimates and assumptions in preparing our condensed consolidated unaudited financial statements in accordance with generally accepted accounting principles in the United States of America.

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

At April 30, 2019, there were no amounts outstanding under GFE’s credit facility with AgCountry or HLBE’s credit facility with Compeer.  Therefore, at April 30, 2019, we had exposure to interest rate risk only from the amounts outstanding under GFE’s credit facility with Project Hawkeye.  Below is a sensitivity analysis we prepared regarding GFE’s income exposure to changes in interest rates.

The sensitivity analysis below shows the anticipated effect on our income from a 10% adverse change in interest rates for a one-year period.

Outstanding Variable
Rate Debt at	Interest Rate at	Interest Rate Following 10%	Approximate Adverse
April 30, 2019	April 30, 2019	Adverse Change	Change to Income
$7,500,000	5.53%	6.08%	$41,000

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

As of April 30, 2019, GFE had price protection in place for approximately 27.0% and 67.0% of its anticipated corn and natural gas needs, respectively, and approximately 17.0%, 1.0%, and 12.0% of its ethanol, distillers’ grains, and corn oil sales, respectively, for the next 12 months. As of April 30, 2019, HLBE had price protection in place for approximately 21.0% of its anticipated corn and natural gas needs, and approximately 14.0%, 5.0%, and 12.5% of its ethanol, distillers’ grains, and corn oil sales, respectively, for the next 12 months. Through these contracts we hope to minimize risk from future market price fluctuations and basis fluctuations. As input prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for us.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the fair value of our corn and natural gas prices and average ethanol price as of April 30, 2019, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for both of the GFE and HLBE plants for a one year period from April 30, 2019.  The results of this sensitivity analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements		Hypothetical Adverse
	for the next 12 months	Unit of	Change in Price as of	Approximate Adverse
	(net of forward and futures contracts)	Measure	April 30, 2019	Change to Income
Ethanol	111,683,000	Gallons	10%	$13,402,000
Corn	43,350,000	Bushels	10%	$14,662,000
Natural Gas	1,853,000	MMBTU	10%	$599,000

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

Effectiveness of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and General Manager (the principal executive officer), Steve Christensen, along with our Chief Financial Officer (the principal financial officer), Stacie Schuler, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2019. Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Domestic demand for ethanol is driven largely by the RFS, which requires the EPA to annually establish renewable volume obligations, or RVOs, which set forth the number of gallons of different types of renewable fuels that must be used in the U.S. by refineries, blenders, distributors and importers. RVOs for both 2018 and 2019 have been set at 15.0 billion gallons for conventional ethanol. To comply with the RVOs, obligated parties use RINs, which are attached to renewable fuels by producers and detached when the renewable fuel is blended with transportation fuel or traded in the open market. Under the RFS, small refineries may petition for and be granted temporary exemptions from the RVOs if they can demonstrate disproportionate economic hardship. As of May 2019, the EPA reported that approximately 1.82 billion RINs, which is approximately 17.05 billion gallons of gasoline and diesel, have been exempted from meeting the RVOs for the 2017 compliance year. Petitions for waivers for the 2018 compliance year, as well as a remaining petition for the 2017 compliance year, are currently pending. If similar waivers continue to be approved, then domestic demand for our ethanol could decrease, which negatively impacts ethanol prices and our profitability.

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

101

The following financial information from Granite Falls Ethanol, LLC's Quarterly Report on Form 10-Q for the three and six months ended April 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at April 30, 2019 and October 31, 2018; (ii) the Condensed Consolidated Statements of Operations for the three and six months ended April 30, 2019 and 2018; (iii) the Condensed Consolidated Statements of Changes in Members’ Equity for the three and six months ended April 30, 2019 and 2018; (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended April 30, 2019 and 2018; and (iv) Notes to Condensed Consolidated Unaudited Financial Statements.*

*   Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANITE FALLS ENERGY, LLC

Date: June 14, 2019	/s/ Steve Christensen
Steve Christensen
Chief Executive Officer

/s/ Stacie Schuler
Date: June 14, 2019	Stacie Schuler
Chief Financial Officer