Form 10-Q
period 2019-07-31
Granite Falls Energy, LLC
filed 2019-09-16
CIK 1181749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended July 31, 2019

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

(320) 564-3100
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol	Name of each exchange on which registered:
None	N/A	N/A

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

☐Yes    ☒No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of September 16, 2019, there were 30,606 membership units outstanding.

PART IFINANCIAL INFORMATION

Item 1.  Financial Statements

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	July 31, 2019	October 31, 2018
ASSETS	(unaudited)
Current Assets
Cash	$11,891,338	$14,901,091
Restricted cash	113,807	—
Accounts receivable	5,245,713	7,325,203
Inventory	17,747,132	14,916,809
Commodity derivative instruments	453,165	957,938
Prepaid expenses and other current assets	885,316	506,926
Total current assets	36,336,471	38,607,967

Property and Equipment, net	60,035,255	66,675,671

Goodwill	1,372,473	1,372,473

Investments	10,000,000	9,500,000

Other Assets	676,347	704,958

Total Assets	$108,420,546	$116,861,069

LIABILITIES AND MEMBERS' EQUITY
Current Liabilities
Current maturities of long-term debt	$1,212,820	$659,791
Accounts payable	8,256,588	10,033,168
Commodity derivative instruments	61,600	50,360
Accrued expenses	1,054,530	1,388,293
Total current liabilities	10,585,538	12,131,612

Long-Term Debt, less current portion	7,077,920	7,799,410

Commitments and Contingencies

Members' Equity
Members' equity attributable to Granite Falls Energy, LLC consists of 30,606 units authorized, issued, and outstanding at both July 31, 2019 and October 31, 2018	70,267,721	75,083,782
Non-controlling interest	20,489,367	21,846,265
Total members' equity	90,757,088	96,930,047

Total Liabilities and Members' Equity	$108,420,546	$116,861,069

Notes to Condensed Consolidated Unaudited Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

	Three Months Ended July 31,		Nine Months Ended July 31,
	2019	2018	2019	2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues	$56,401,649	$53,220,620	$155,201,136	$161,764,393

Cost of Goods Sold	52,657,354	49,527,078	155,186,219	151,250,420

Gross Profit	3,744,295	3,693,542	14,917	10,513,973

Operating Expenses	1,588,584	1,458,554	4,985,276	4,786,700

Operating Income (Loss)	2,155,711	2,234,988	(4,970,359)	5,727,273

Other Income (Expense):
Other income, net	5,586	2,284	233,251	333,664
Interest income	50,133	44,621	166,844	114,474
Interest expense	(184,280)	(151,742)	(378,469)	(360,228)
Total other income (expense), net	(128,561)	(104,837)	21,626	87,910

Net Income (Loss)	$2,027,150	$2,130,151	$(4,948,733)	$5,815,183

Less: Net (Income) Loss Attributable to Non-controlling Interest	(138,834)	(127,900)	1,356,898	(1,263,725)

Net Income (Loss) Attributable to Granite Falls Energy, LLC	$1,888,316	$2,002,251	$(3,591,835)	$4,551,458

Weighted Average Units Outstanding - Basic and Diluted	30,606	30,606	30,606	30,606

Amounts attributable to Granite Falls Energy, LLC:

Net Income (Loss) Per Unit - Basic and Diluted	$61.70	$65.42	$(117.36)	$148.71

Distributions Per Unit	$—	$—	$40.00	$385.00

Notes to Condensed Consolidated Unaudited Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Members’ Equity

	Members' Equity attributable to
	Granite Falls Energy, LLC	Non-controlling Interest	Total Members' Equity

Balance - October 31, 2018	$ 75,083,782	$ 21,846,265	$ 96,930,047

Member distribution	(1,224,226)	-	(1,224,226)
Net loss attributable to non-controlling interest	-	(967,125)	(967,125)
Net loss attributable to Granite Falls Energy, LLC	(3,577,502)	-	(3,577,502)

Balance - January 31, 2019	$ 70,282,054	$ 20,879,140	$ 91,161,194

Net loss attributable to non-controlling interest	-	(528,607)	(528,607)
Net loss attributable to Granite Falls Energy, LLC	(1,902,649)	-	(1,902,649)

Balance - April 30, 2019	$ 68,379,405	$ 20,350,533	$ 88,729,938

Net income attributable to non-controlling interest	-	138,834	138,834
Net income attributable to Granite Falls Energy, LLC	1,888,316	-	1,888,316

Balance - July 31, 2019	$ 70,267,721	$ 20,489,367	$ 90,757,088

Balance - October 31, 2017	$ 83,998,672	$ 25,645,283	$ 109,643,955

Member distribution	(11,779,102)	(4,311,192)	(16,090,294)
Net income attributable to non-controlling interest	-	473,217	473,217
Net income attributable to Granite Falls Energy, LLC	1,051,606	-	1,051,606

Balance - January 31, 2018	$ 73,271,176	$ 21,807,308	$ 95,078,484

Net income attributable to non-controlling interest	-	662,607	662,607
Net income attributable to Granite Falls Energy, LLC	1,497,602	-	1,497,602

Balance - April 30, 2018	$ 74,768,778	$ 22,469,915	$ 97,238,693

Net income attributable to non-controlling interest	-	127,900	127,900
Net income attributable to Granite Falls Energy, LLC	2,002,251	-	2,002,251

Balance - July 31, 2018	$ 76,771,029	$ 22,597,815	$ 99,368,844

Notes to Condensed Consolidated Unaudited Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended July 31,
	2019	2018
	(unaudited)	(unaudited)
Cash Flows from Operating Activities:
Net income (loss)	$(4,948,733)	$5,815,183
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Depreciation and amortization	7,061,238	6,901,354
Change in fair value of commodity derivative instruments	(1,600,976)	(673,356)
Loss (gain) on sale of assets	4,864	(24,815)
Changes in operating assets and liabilities:
Commodity derivative instruments	2,116,989	393,036
Accounts receivable	2,079,490	4,982,459
Inventory	(2,830,323)	(378,434)
Prepaid expenses and other current assets	(378,390)	(254,229)
Accounts payable	(1,720,158)	(2,689,205)
Accrued expenses	(333,763)	(112,357)
Net Cash Provided by (Used in) Operating Activities	(549,762)	13,959,636

Cash Flows from Investing Activities:
Purchase of investment	(500,000)	(2,000,000)
Payments for capital expenditures	(453,497)	(1,809,052)
Proceeds from disposal of assets	—	24,815
Net Cash Used in Investing Activities	(953,497)	(3,784,237)

Cash Flows from Financing Activities:
Payments on long-term debt	(168,461)	(280,082)
Distributions to non-controlling interests	—	(4,311,192)
Member distributions paid	(1,224,226)	(11,779,102)
Net Cash Used in Financing Activities	(1,392,687)	(16,370,376)

Net Decrease in Cash and Restricted Cash	(2,895,946)	(6,194,977)

Cash and Restricted Cash - Beginning of Period	14,901,091	21,733,611

Cash and Restricted Cash - End of Period	$12,005,145	$15,538,634

Reconciliation of Cash and Restricted Cash
Cash - Balance Sheet	$11,891,338	$15,405,720
Restricted Cash - Balance Sheet	113,807	132,914
Cash and Restricted Cash	$12,005,145	$15,538,634

Supplemental Cash Flow Information
Cash paid during the period for:
Interest expense	$378,469	$360,228

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Capital expenditures and construction in process included in accounts payable	$—	$1,249,128

Notes to Condensed Consolidated Unaudited Financial Statements are an integral part of this Statement.

Granite Falls Energy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

July 31, 2019

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

Basis of Presentation and Principles of Consolidation

The condensed consolidated unaudited financial statements as of July 31, 2019 consolidate the operating results and financial position of GFE, and its approximately 50.7% owned subsidiary, HLBE (through GFE's 100% ownership of Project Viking, LLC). Given the Company’s control over the operations of HLBE and its majority voting interest, the Company consolidates the condensed consolidated unaudited financial statements of HLBE with GFE's condensed consolidated unaudited financial statements. The remaining 49.3% ownership of HLBE is included in the condensed consolidated unaudited financial statements as a non-controlling interest. HLBE, through its wholly owned subsidiary, HLBE Pipeline Company, LLC, owns approximately 73% of Agrinatural. Given HLBE’s control over the operations of Agrinatural and its majority voting interest, HLBE consolidates the financial statements of Agrinatural with its consolidated unaudited financial statements, with the equity and earnings attributed to the remaining approximately 27% noncontrolling interest. All significant intercompany balances and transactions are eliminated in consolidation.

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

July 31, 2019

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

July 31, 2019

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

Investments

On November 1, 2016, GFE subscribed to purchase 1,500 capital units of Ringneck Energy & Feed, LLC (“Ringneck”) at a price of $5,000 per unit for a total of $7,500,000. Ringneck is a South Dakota limited liability company which has constructed an 80 million gallon per year ethanol manufacturing plant outside of Onida, South Dakota in Sully County. Construction has reached substantial completion and the plant commenced operations in June 2019. GFE’s investment is sufficient to secure the Company the right to appoint one director to the board of directors of Ringneck. GFE has appointed Steve Christensen, its CEO, to serve as its appointed director.

Granite Falls Energy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

July 31, 2019

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

On June 10, 2019, GFE subscribed to purchase an additional 100 capital units of Ringneck at a price of $5,000 per unit for a total of an additional $500,000.

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

In November 2016 the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-18, Restricted Cash, which amended Statement of Cash Flows (Topic 230) of the Accounting Standards Codification. The new guidance requires an entity to reconcile and explain the period-over-period change in total cash, cash equivalents, restricted cash and restricted cash equivalents within its statement of cash flows. Effective November 1, 2018, the Company adopted the new standard and has applied it retrospectively. Accordingly, the condensed consolidated statements of cash flows for the periods ended July 31, 2019 and 2018 have been adjusted from amounts previously reported.

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, "Disclosure Update and Simplification," amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of members’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of members’ equity presented in the balance sheet must be provided in a note or separate statement. The analysis must present a reconciliation of the beginning balance to the ending balance for each period for which a statement of comprehensive income is required to be filed. Accordingly, the condensed consolidated statements of changes in members’ equity for the periods ended July 31, 2019 and 2018 have been presented.

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

July 31, 2019

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

The Company, and the ethanol industry as a whole, experienced significant adverse conditions throughout most of 2018 and into 2019 as a result of industry-wide record low ethanol prices due to reduced demand and high industry inventory levels. These factors resulted in prolonged negative operating margins, significantly lower cash flow from operations and substantial net losses. Margins improved slightly for the third fiscal quarter of 2019. The Company believes its cash on hand and available debt from its lender will provide sufficient liquidity to meet its anticipated working capital, debt service and other liquidity needs through the next twelve months.

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

Revenue by Source

All revenues from contracts with customers under ASC Topic 606 are recognized at a point in time. The following table disaggregates revenue by major source for the three and nine months ended July 31, 2019:

	Three Months Ended July 31, 2019
	Ethanol Production	Natural Gas Pipeline	Total
Ethanol	$44,878,975	$—	$44,878,975
Distillers’ Grains	9,018,960	—	9,018,960
Corn Oil	2,083,082	—	2,083,082
Other	320,001	—	320,001
Natural Gas	—	100,631	100,631
Total Revenues	$56,301,018	$100,631	$56,401,649

	Nine Months Ended July 31, 2019
	Ethanol Production	Natural Gas Pipeline	Total
Ethanol	$119,365,896	$—	$119,365,896
Distillers’ Grains	28,240,952	—	28,240,952
Corn Oil	5,676,816	—	5,676,816
Other	844,568	—	844,568
Natural Gas	—	1,072,904	1,072,904
Total Revenues	$154,128,232	$1,072,904	$155,201,136

Granite Falls Energy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

July 31, 2019

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

4.   INVENTORY

Inventories consist of the following:

	July 31, 2019	October 31, 2018
	(unaudited)
Raw materials	$6,165,040	$4,508,297
Supplies	3,201,010	2,957,452
Work in process	1,581,098	1,222,251
Finished goods	6,799,984	6,228,809
Totals	$17,747,132	$14,916,809

The Company performs a lower of cost or net realizable value analysis on inventory to determine if the net realizable values of certain inventories are less than their carrying value, which is attributable primarily to decreases in market prices of corn and ethanol. Based on the lower of cost or net realizable value analysis, as a component of cost of goods sold, the Company recorded a loss on ethanol inventories of approximately $581,000 and $420,000 for the nine months ended July 31, 2019 and 2018, respectively. Based on the lower of cost or net realizable value analysis, as a component of cost of goods sold, the Company recorded a loss on corn inventories of approximately $21,000 for the nine months ended July 31, 2019.

5.   DERIVATIVE INSTRUMENTS

As of July 31, 2019, the total notional amount of GFE’s outstanding corn derivative instruments was approximately 9,465,000 bushels, comprised of long corn futures positions on 1,310,000 bushels that were entered into to hedge forecasted ethanol sales through December 2019, and short corn futures positions on 3,655,000 bushels that were entered into to hedge forecasted corn purchases through December 2021. Additionally, there are corn options positions of 4,500,000 bushels through December 2019. There may be offsetting positions that are not shown on a net basis that could lower the notional amount of positions outstanding.

As of July 31, 2019, the total notional amount of HLBE’s outstanding corn derivative instruments was approximately 7,835,000 bushels, comprised of long futures positions on 1,200,000 bushels that were entered into to hedge forecasted ethanol sales through September 2019 and short corn futures positions on 2,135,000 bushels that were entered into to hedge forecasted corn purchases through December 2020. Additionally, there are corn options positions of 4,500,000 bushels through December 2019. There may be offsetting positions that are not shown on a net basis that could lower the notional amount of positions outstanding.

As of July 31, 2019, GFE had approximately $114,000 of cash collateral (restricted cash) related to derivatives held by a broker.

As of July 31, 2019, HLBE had no cash collateral (restricted cash) related to derivatives held by a broker.

Granite Falls Energy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

July 31, 2019

The following tables provide details regarding the Company's derivative instruments at July 31, 2019, none of which were designated as hedging instruments:

	Consolidated Balance Sheet Location	Assets	Liabilities
Corn contracts - GFE	Commodity derivative instruments	$148,475	$—
Corn contracts - HLBE	Commodity derivative instruments	304,690	—
Ethanol contracts - GFE	Commodity derivative instruments	—	17,850
Ethanol contracts - HLBE	Commodity derivative instruments		43,750
Totals		$453,165	$61,600

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

The following tables provide details regarding the gains (losses) from Company's derivative instruments in the consolidated statements of operations, none of which are designated as hedging instruments:

	Consolidated Statement	Three Months Ended July 31,		Nine Months Ended July 31,
	of Operations Location	2019	2018	2019	2018
Corn contracts	Cost of Goods Sold	$1,019,477	$1,778,570	$1,345,128	$566,959
Ethanol contracts	Revenues	292,681	(286,125)	255,848	107,995
Natural gas contracts	Cost of Goods Sold	—	—	—	(1,598)
Total gain		$1,312,158	$1,492,445	$1,600,976	$673,356

Granite Falls Energy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

July 31, 2019

6.   FAIR VALUE

The following table sets forth, by level, the Company assets that were accounted for at fair value on a recurring basis at July 31, 2019:

			Fair Value Measurement Using
			Quoted Prices	Significant Other	Significant
	Carrying Amount in		in Active Markets	Observable Inputs	Unobservable Inputs
Financial Asset:	Consolidated Balance Sheet	Fair Value	(Level 1)	(Level 2)	(Level 3)
Commodity Derivative Instruments - Corn	$453,165	$453,165	$453,165	$—	$—

Financial Liabilities:
Commodity Derivative Instruments - Ethanol	$61,600	$61,600	$61,600	$—	$—

The following table provides information on those derivative assets and liabilities measured at fair value on a recurring basis at October 31, 2018:

			Fair Value Measurement Using
			Quoted Prices	Significant Other	Significant
	Carrying Amount in		in Active Markets	Observable Inputs	Unobservable Inputs
Financial Asset:	Consolidated Balance Sheet	Fair Value	(Level 1)	(Level 2)	(Level 3)
Commodity Derivative Instruments - Corn	$957,938	$957,938	$957,938	$—	$—

Financial Liabilities:
Commodity Derivative Instruments - Corn	$50,360	$50,360	$—	$50,360	$—

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

Granite Falls Energy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

July 31, 2019

7.  DEBT FACILITIES

Debt financing consists of the following:

	July 31, 2019	October 31, 2018
	(unaudited)
GRANITE FALLS ENERGY:
Seasonal revolving loan, see terms below.	$—	$—
Term note payable to Project Hawkeye, see terms below.	7,500,000	7,500,000

HERON LAKE BIOENERGY:
Amended revolving term note payable to lending institution, see terms below.	—	—
Seasonal line of credit payable to lending institution, see terms below.	—	—
Assessment payable as part of water treatment agreement, due in semi-annual installments of $189,393 with interest at 6.55%, enforceable by statutory lien, with the final payment due in 2021. HLBE made deposits for one years' worth of debt service payments of approximately $364,000, which is included with other assets that are held on deposit to be applied with the final payments of the assessment.	790,740	947,300
Assessment payable as part of water supply agreement, due in monthly installments of $3,942 with interest at 8.73%, enforceable by statutory lien, with the final payment made in February 2019.	—	11,901
Totals	8,290,740	8,459,201
Less: amounts due within one year	1,212,820	659,791
Net long-term debt	$7,077,920	$7,799,410

Granite Falls Energy

Seasonal Revolving Loan

GFE has a credit facility with a lender. This credit facility was originally a revolving term loan facility with an aggregate principal commitment amount of $18,000,000 that reduced by $2,000,000 semi-annually beginning September 1, 2014, until final payment at maturity on March 1, 2018. On September 8, 2017, the revolving term loan was converted to a seasonal revolving loan in the amount of $6,000,000, which matures on October 1, 2019. GFE intends to renew this seasonal revolving loan. GFE had no outstanding balance on the revolving term loan at the time of conversion. There was no outstanding balance on the seasonal revolving loan at July 31, 2019. Therefore, the aggregate principal amount available for borrowing by GFE under this seasonal revolving loan at July 31, 2019 was $6,000,000.

The interest rate on the seasonal revolving loan is based on the bank’s One Month London Interbank Offered Rate (“LIBOR”) Index Rate, plus 2.75%, which was 4.99% and 5.06% at July 31, 2019 and October 31, 2018, respectively.

The credit facility also requires GFE to comply with certain financial covenants, at various times calculated monthly, quarterly, or annually, including restriction of the payment of dividends and maintenance of certain financial ratios including minimum working capital, minimum net worth, and a debt service coverage ratio as defined by the credit facility.  Failure to comply with the protective loan covenants or maintain the required financial ratios may cause acceleration of the outstanding principal balances on the revolving term loan and/or the imposition of fees, charges or penalties and limit GFE’s ability to borrow additional funds.

The credit facility is secured by substantially all assets of GFE. There are no savings account balance collateral requirements as part of this credit facility.

Project Hawkeye Loan

On August 2, 2017, GFE entered into a credit facility with Project Hawkeye to finance its initial investment in Ringneck. Pursuant to this credit facility, GFE borrowed $7.5 million from Project Hawkeye using the Ringneck investment as collateral.  The Project Hawkeye loan bears interest from the date funds are first advanced on the loan

Granite Falls Energy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

July 31, 2019

through maturity, at a rate per annum equal to the sum of the One Month LIBOR Index Rate plus 3.05% per annum, with an interest rate floor of 3.55%, which equated to 5.29% and 5.36% at July 31, 2019 and October 31, 2018 respectively.

The Project Hawkeye loan requires annual interest payments only for the first two years of the loan and monthly principal payments of approximately $89,000 plus interest for years three through nine based on a seven-year amortization period. The monthly amortized payments will be re-amortized following any change in interest rate. The entire outstanding principal balance of the loan, plus any accrued and unpaid interest thereon, is due and payable in full on August 2, 2026. GFE is permitted to voluntarily prepay all or any portion of the outstanding balance of this loan at any time without premium or penalty.

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

As of July 31, 2019, GFE had an outstanding balance of $7.5 million under the Project Hawkeye credit facility to finance the balance of its initial investment in Ringneck.

Heron Lake BioEnergy

Amended Credit Facility

The amended credit facility represents the credit arrangement HLBE entered into as of April 6, 2018, with an effective date of March 29, 2018, which replaced a prior revolving term note. The amended credit facility includes an amended and restated revolving term loan with a $4,000,000 principal commitment and a revolving seasonal line of credit with a $4,000,000 principal commitment.  The loans are secured by substantially all of HLBE’s assets, including a subsidiary guarantee.  The amended credit facility contains customary covenants, including restrictions on the payment of dividends and loans and advances to Agrinatural, and maintenance of certain financial ratios including minimum working capital, minimum net worth and a debt service coverage ratio as defined by the credit facility.  Failure to comply with the protective loan covenants or maintain the required financial ratios may cause acceleration of the outstanding principal balances on the revolving term loan and seasonal line of credit and/or the imposition of fees, charges, or penalties and limit HLBE’s ability to borrow additional funds. In October 2018, HLBE had an event of non-compliance related to the debt service coverage ratio as defined in the amended credit facility. In December 2018, HLBE received a waiver from its lender waiving this event of noncompliance.

As part of the amended credit facility closing, HLBE entered into an amended administrative agency agreement with CoBank, ACP (“CoBank”). As a result, CoBank will continue act as the agent for the lender with respect to the amended credit facility. HLBE agreed to pay CoBank an annual fee of $2,500 for its services as administrative agent.

Amended Revolving Term Note

Under the terms of the amended revolving term loan, HLBE may borrow, repay, and reborrow up to the aggregate principal commitment amount of $4,000,000.  Final payment of amounts borrowed under amended revolving term loan is due December 1, 2021.  Interest on the amended revolving term loan accrues at a variable weekly rate equal to 3.10% above the One-Month London Interbank Offered Rate (“LIBOR”) Index rate, which was 5.34% at July 31, 2019.

HLBE also agreed to pay an unused commitment fee on the unused available portion of the amended revolving term loan commitment at the rate of 0.50% per annum, payable monthly in arrears.

The aggregate principal amount available to HLBE for borrowing under the amended revolving term loan at July 31, 2019 and October 31, 2018 was $4,000,000.

Seasonal Revolving Loan

Under the terms of the seasonal revolving loan, HLBE may borrow, repay, and reborrow up to the aggregate principal commitment amount of $4,000,000 until its maturing on May 1, 2020.  Amounts borrowed under the seasonal

Granite Falls Energy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

July 31, 2019

revolving loan bear interest at a variable weekly rate equal to 2.85% above the rate quoted by LIBOR Index rate, which was 5.09% at July 31, 2019.  The aggregate principal amount available under the seasonal revolving loan was $4,000,000 at both July 31, 2019 and October 31, 2018.

HLBE also agreed to pay an unused commitment fee on the unused portion of the seasonal revolving loan commitment at the rate of 0.250% per annum.

Estimated annual maturities of debt at July 31, 2019, are as follows based on the most recent debt agreements:

2020	$1,212,820
2021	1,412,347
2022	1,201,289
2023	1,071,429
2024	1,071,429
Thereafter	2,321,426
Total debt	$8,290,740

8.   MEMBERS' EQUITY

Granite Falls Energy

GFE has one class of membership units.  The units have no par value and have identical rights, obligations and privileges.  Income and losses are allocated to all members based upon their respective percentage of units held. As of July 31, 2019 and October 31, 2018, GFE had 30,606 membership units authorized, issued, and outstanding.

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

9.  COMMITMENTS AND CONTINGENCIES

Corn Purchases - Members

GFE purchased corn from board members of approximately $2,366,000 and $1,754,000 for the three months ended July 31, 2019 and 2018, respectively, and approximately $4,319,000 and $3,839,000 for the nine months ended July 31, 2019 and 2018, respectively.

HLBE purchased corn from board members of approximately $2,633,000 and $3,382,000 for the three months ended July 31, 2019 and 2018, respectively, and approximately $7,219,000 and $10,479,000 for the nine months ended July 31, 2019 and 2018, respectively.

Granite Falls Energy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

July 31, 2019

Corn Purchase Commitments

At July 31, 2019, GFE had cash and basis contracts for forward corn purchase commitments for approximately 4,468,000 bushels for various delivery periods through December 2021.

At July 31, 2019, HLBE had cash and basis contracts for forward corn purchase commitments for approximately 2,272,000 bushels for various delivery periods through October 2020.

Given the uncertainty of future ethanol and corn prices, GFE or HLBE could incur a loss on the outstanding corn purchase contracts in future periods. Management has evaluated these forward contracts using the lower of cost or net realizable value evaluation, similar to the method used on its inventory, and has determined that GFE had an impairment loss of approximately $41,000 at July 31, 2019 and HLBE had an impairment loss of approximately $145,000 at July 31, 2019. The impairment expense is recorded as a component of cost of goods sold.

Ethanol Contracts

At July 31, 2019, GFE had fixed and basis contracts to sell approximately $15,800,000 of ethanol for various delivery periods through September 2019, which approximates 99% of its anticipated ethanol sales for that period.

At July 31, 2019, HLBE had fixed and basis contracts to sell approximately $13,300,000 of ethanol for various delivery periods through September 2019, which approximates 83% of its anticipated ethanol sales for that period.

Distillers' Grain Contracts

At July 31, 2019, GFE had forward contracts to sell approximately $816,000 of distillers’ grain for delivery periods through August 2019, which approximates 36% of its anticipated distillers’ grain sales during that period.

At July 31, 2019, HLBE had forward contracts to sell approximately $613,000 of distillers’ grains for delivery through August 2019, which approximates 30% of its anticipated distillers’ grain sales during that period.

Corn Oil

At July 31, 2019, GFE had forward contracts to sell approximately $286,000 of corn oil for various delivery periods through August 2019, which approximates 70% of its anticipated corn oil sales for that period.

At July 31, 2019, HLBE had forward contracts to sell approximately $542,000 of corn oil for various delivery periods through December 2019, which approximates 30% of its anticipated corn oil sales for that period.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three and nine months ended July 31, 2019 and 2018. This discussion should be read in conjunction with the condensed consolidated unaudited financial statements and related notes in Item 1 of this report and the information contained in the Company’s annual report on Form 10-K for the fiscal year ended October 31, 2018.

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

On August 2, 2017, GFE made a $7.5 million investment in Ringneck Energy & Feed, LLC (“Ringneck”).  Ringneck has constructed an ethanol plant outside of Onida, South Dakota. Construction has reached substantial completion and the plant commenced operations in June 2019. On June 10, 2019, GFE made an additional $500,000 investment in Ringneck. On June 29, 2018, GFE made a $2.0 million investment in Harvestone Group, LLC (“Harvestone”).  Harvestone is a start-up ethanol marketing, logistics, and trading company headquartered in Franklin, Tennessee.  Details regarding our investment in Ringneck and Harvestone are provided below in the section below titled “Investments.”

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

We expect to have sufficient cash generated by continuing operations and availability on current credit facilities to fund our operations.  However, should unfavorable operating conditions continue in the ethanol industry that prevent us from profitably operating the ethanol plants, we may need to seek additional funding.

Additionally, we expect to continue to conduct routine maintenance and repair activities at our ethanol plants to maintain current plant infrastructure, as well as small capital projects to improve operating efficiency. We anticipate using cash we generate from our operations and our revolving term loan to finance these plant upgrade projects.

Trends and Uncertainties Impacting Our Operations

The principal factors affecting our results of operations and financial conditions are the market prices for corn, ethanol, distillers’ grains and natural gas, as well as governmental programs designed to create incentives for the use of corn-based ethanol.  Other factors that may affect our future results of operation include those risks discussed below and in “PART II - Item 1A. Risk Factors” of this report and in “PART I - Item 1A. Risk Factors” of our quarterly report on Form 10-Q for the three months ended January 31, 2019 and April 30, 2019, and “PART I - Item 1A. Risk Factors” of our annual report on Form 10-K for the fiscal year ended October 31, 2018.

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

Management currently believes that our margins will remain low during the remainder of the fiscal year 2019. Continued large corn supplies and ethanol production capacity increases could have a negative impact on the market price of ethanol which could adversely impact our profitability. This negative impact could worsen if domestic ethanol inventories remain high or grow, or if U.S. exports of ethanol decline. Recent US Energy Information Administration (“EIA”) reports indicate that ethanol stocks remain high and that ethanol production remains steady since the conclusion of fiscal year 2018. In addition, management believes that increased waivers of small refiner renewable volume obligations (“RVOs”) by the US Environmental Protection Agency (“EPA”), as well as uncertainty regarding the potential Renewable Fuels Standard (“RFS”) reset, will contribute to the projected low margins.

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

Increases in the price for crude oil and unleaded gasoline could have a negative impact on the demand for gasoline and impact the market price of ethanol, which could adversely impact our profitability. According to the EIA August 2019 Short Term Energy Outlook, U.S. gasoline demand was approximately 9.3 million barrels per day in 2018 and is expected to stay at that same level in 2019. The EIA forecasts regular gasoline prices to average $2.62 per gallon in 2019 compared to the 2018 average of $2.73 per gallon. The EIA also estimates the summer peak price will gradually decrease from the peak in May at an average of $2.86 per gallon to an average $2.64 per gallon in September. Any increase in the average gallon cost to the public could have a negative impact on the EIA’s forecast.

Continued ethanol production capacity increases could also have a negative impact on the market price of ethanol, which could be further exacerbated if domestic ethanol inventories remain high or grow, or if U.S. exports of ethanol decline. The ethanol industry is currently experiencing growth in production capacity principally through plant optimization and some new construction. Throughout 2019, some U.S. ethanol plants temporarily suspended production due to negative margins and stagnant export projections caused by trade barriers.

In recent years, ethanol demand growth has resulted largely from increased exports.  However, export demand for ethanol is less consistent compared to domestic demand which can lead to ethanol price volatility. Global demand for U.S. ethanol, as reported by the EIA, has increased in recent years, with increased exports to various foreign markets, including Brazil, Canada, Colombia, South Korea, India, Peru, Philippine, United Arab Emirates, and United Kingdom, in response to higher blending mandates and octane demand within the foreign countries.  In April 2018, in response to the tariffs imposed by the Trump administration, China announced an additional retaliatory tariff on ethanol imports of 15%, bringing the total tariff to 45%. Subsequently, in July 2018, China announced an additional tariff on ethanol imports, bringing the total tariff to 70%. As a result, recent exports to China have been negligible. Brazilian demand for U.S. ethanol has remained relatively steady, despite a tariff imposed in 2017. In August 2019, Brazil announced that it raised the quota on U.S. ethanol imports under its tariff rate quota from 600 million liters per year to nearly 750 million liters per year. Any decrease in U.S. ethanol exports could adversely impact the market price of ethanol unless domestic demand increases or foreign markets are developed.

During our third fiscal quarter of 2019, distillers’ grains prices fell, due to lower export demand and weakness in corn and soybean meal prices. In addition to being an animal feed substitute for corn, distillers’ grains are increasingly considered a protein feed substitute for soybean meal. Management currently believes that the impact of the current Chinese imposition of antidumping and countervailing duties on distillers’ grains produced in the U.S. has been absorbed into the market. However, recent trade disputes with China, Mexico and Canada could result in the imposition of additional tariffs on distillers’ grains produced in the United States, which could lead to an oversupply of distillers’ grains domestically and negatively impact distillers’ grains prices. Additionally, domestic feeding margins in cattle and hogs in particular could have a negative impact on total domestic distillers’ grains demand.

Corn oil prices have been slightly positively impacted during the three months ended July 31, 2019 by steady demand.  However, from a historical perspective, corn oil prices over the past few years have been impacted by oversupply of soybeans and the resulting lower price of soybean oil which competes with corn oil for biodiesel production, in addition to increased corn oil production. The impact of lower soybean oil prices and the market’s increase in corn oil production during the last few years will likely continue to impact corn oil prices.

In February 2018, legislation was signed extending the $1.00-per-gallon biodiesel blender tax credit retroactively to January 1, 2017. In February 2019, the Tax Extender and Disaster Relief Act of 2019 was introduced, which would reinstate the $1.00-per-gallon biodiesel blender tax credit retroactively from January 1, 2018 through December 31, 2019. In June 2019, the House Ways and Means Committee advanced the legislation. This legislation has not yet been approved, and, therefore, the tax credit has not yet been renewed. Management cannot predict whether this legislation or other legislation extending the biodiesel tax credit will be passed by Congress. Corn oil prices may decrease if biodiesel producers reduce production and/or demand for corn oil to reduce without extension of the biodiesel blenders tax credit.

Given the inherent volatility in ethanol, distillers’ grains, non-food grade corn oil, grain and natural gas prices, we cannot predict the likelihood that the spread between ethanol, distillers’ grains, non-food grade corn oil, and grain prices in future periods will be consistent compared to historical periods.

Government Supports and Regulation

The Renewable Fuels Standard

The ethanol industry is dependent on several economic incentives to produce ethanol, the most significant of which is the federal Renewable Fuels Standard (“RFS”).  The RFS has been, and we expect will continue to be, a significant factor impacting ethanol usage.  Any adverse ruling on, or legislation affecting, the RFS could have an adverse impact on short-term ethanol prices and our financial performance in the future.

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

On July 5, 2019, the EPA released a preliminary rule proposal for 2020 setting the blending requirements at 20.04 billion gallons, a slight increase from 2019 mandates. Conventional corn-based ethanol levels were left at 15.0 billion gallons, excluding any “hardship” waivers granted by the EPA to small refiners.

Current U.S. ethanol production capacity exceeds the EPA’s 2018 and 2019 RVOs that can be satisfied by corn-based ethanol. Under the RFS, if mandatory renewable fuel volumes are reduced by at least 20% for two consecutive years, the EPA is required to modify, or reset, statutory volumes through 2022. In October 2018, the Office of Management and Budget announced that the 20% thresholds “have been met or are expected to be met in the near future.” As a result, the EPA is proposing a rulemaking that will propose modifying the applicable volumes targets for cellulosic biofuel, advanced biofuel, and total renewable fuels for the years 2020-2022. The rulemaking was scheduled to be proposed in January 2019, but was delayed, likely due to the partial government shutdown in January 2019. However, in May 2019, the EPA delivered the proposed rule to the White House Office of Management and Budget for its review. If the statutory RVOs are reduced as a result of reset, it could have an adverse effect on the market price and demand for ethanol which would negatively impact our financial performance.

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

The EPA assigns individual refiners, blenders, and importers the RVOs they are obligated to use based on their percentage of total fuel sales.  Obligated parties use RINs to show compliance with RVOs.  RINs are attached to renewable fuels by producers and detached when the renewable fuel is blended with transportation fuel or traded in the open market.  The market price of detached RINs affects the price of ethanol in certain markets and influences the purchasing decisions by obligated parties. Under the RFS, small refineries may petition for and be granted temporary exemptions from the RVOs if they can demonstrate that compliance with the RVOs would cause disproportionate economic hardship. The EPA has recently granted a number of these exemptions, whereby such refiners were alleviated of their responsibility to supply RINS for their obligated volumes based upon the grounds of economic hardship.  As of August 2019, the EPA reported that it had received 37 petitions for hardship waivers for the 2017 compliance year. Thirty-five of such petitions have been approved, exempting approximately 1.82 billion RINs, which is approximately 17.05 billion gallons of gasoline and diesel, from meeting the RFS blending targets for the 2017 compliance year. One petition was withdrawn and one petition was denied for the 2017 compliance year. As of August 2019, 42 petitions for waivers have been received by the EPA for compliance year 2018. Thirty-one of such petitions have been approved, six petitions have been denied, three petitions have been withdrawn, and two petitions are currently pending.

Legal challenges are underway to the RFS, including the EPA’s recent reductions in the RFS volume requirements, the 2018 final rule, and the denial of petitions to change the RFS point of obligation. If the EPA’s decision to reduce the volume requirements under the RFS is allowed to stand, if the volume requirements are further reduced, or if the RFS point of obligation were changed, it could have an adverse effect on the market price and demand for ethanol which would negatively impact our financial performance.

On May 1, 2018, the Advanced Biofuel Association submitted a petition with the U.S. Court of Appeals for the D.C. Circuit challenging EPA’s process for granting exemptions from compliance under the RFS to small refineries. The Advanced Biofuel Association petition asks the court to review the EPA’s decision to modify criteria to lower the threshold by which the agency determines whether to grant small refineries an exemption for the RFS for reasons of disproportionate economic hardship. In May 2019, the U.S. Court of Appeals for the D.C. Circuit denied a motion by the Advanced Biofuels Association seeking a preliminary injunction to prevent the EPA from granting any additional small refinery exemptions under the RFS until its pending lawsuit with the agency is resolved. In August 2019, the U.S. Court of Appeals for the D.C. Circuit denied the petition, upholding the EPA’s decisions.

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

Related to the recent lawsuits, the Renewable Fuels Association, American Coalition for Ethanol, Growth Energy, National Biodiesel Board, National Corn Growers Association, Biotechnology Industry Organization, and National Farmers Union petitioned the EPA on June 4, 2018 to change its regulations to account for lost volumes of renewable fuel resulting from the retroactive small refinery exemptions. This petition to EPA seeks a broader, forward-looking remedy to account for the collective lost volumes caused by the recent increase in retroactive small refinery RVO exemptions. In June 2018, the court issued a stay pending further administrative proceedings. On July 30, 2019, the groups petitioned the court to lift such stay. It is unclear what regulatory changes, if any, will emerge from the petition to the EPA.

Further, on July 31, 2018, Producers of Renewables United for Integrity Truth and Transparency filed a petition for review in the U.S. Court of Appeals for the D.C. Circuit, petitioning for review of final agency action by the EPA in its decision to allow the generation of RINs by obligated parties under the RFS that do not represent biofuel production in the year the RIN was generated. In May 2019, the court issued an order dismissing a portion of the lawsuit challenging the

EPA’s timing, due to untimely filing. The order also transferred the RINs issues to the U.S. Court of Appeals for the 10th Circuit.

Also, on August 30, 2018, the RFA and Growth Energy filed a lawsuit in federal district court, alleging that the EPA and U.S. Department of Energy have improperly denied agency records requested by RFA, Growth Energy, and others under the Freedom of Information Act. The requested documents relate to exemptions from Renewable Fuel Standard compliance obligations granted by EPA. Additionally, on February 4, 2019, Growth Energy filed a lawsuit in the U.S. Court of Appeals for the D.C. Circuit against the EPA, challenging the EPA’s “failure” to address small refinery exemptions in its 2019 RVO rulemaking.

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

Results of Operations for the Three Months Ended July 31, 2019 and 2018

The following table shows summary information from the results of our operations and the approximate percentage of revenues, costs of goods sold, operating expenses and other items to total revenues in our unaudited condensed consolidated statements of operations for the three months ended July 31, 2019 and 2018 (amounts in thousands).

	Three Months Ended July 31,
	2019		2018
	(unaudited)		(unaudited)
Statement of Operations Data	Amount	%	Amount	%
Revenues	$56,402	100.0%	$53,221	100.0%
Cost of Goods Sold	52,657	93.4%	49,527	93.1%
Gross Profit	3,745	6.6%	3,694	6.9%
Operating Expenses	1,589	2.8%	1,459	2.7%
Operating Income	2,156	3.8%	2,235	4.2%
Other Expense, net	(129)	(0.2)%	(105)	(0.2)%
Net Income	2,027	3.6%	2,130	4.0%
Less: Net Income Attributable to Non-controlling Interest	(139)	(0.2)%	(128)	(0.2)%
Net Income Attributable to Granite Falls Energy, LLC	$1,888	3.4%	$2,002	3.8%

Revenues

Our consolidated revenue is derived principally from sales of our three primary products: ethanol, distillers’ grains and corn oil. Revenues from these products represented approximately 99.3% and 99.6% of our total revenues for the three months ended July 31, 2019 and 2018, respectively. The remaining approximately 0.7% and 0.4% is attributable to miscellaneous other revenue for the three months ended July 31, 2019 and 2018, respectively, and is made up of incidental sales of corn syrup at HLBE’s plant and revenues from natural gas pipeline operations at Agrinatural, net of intercompany eliminations for distribution fees paid by HLBE to Agrinatural for natural gas transportation services.

The following table shows the sources of our consolidated revenue and the approximate percentage of revenues from those sources to total revenues in our condensed consolidated unaudited statements of operations for the three months ended July 31, 2019:

	Three Months Ended July 31, 2019
	Sales Revenue	% of Total Revenues
Revenue Sources	(in thousands)
Ethanol sales	$44,879	79.6%
Distillers' grains sales	9,019	16.0%
Corn oil sales	2,083	3.7%
Miscellaneous other	421	0.7%
Total Revenues	$56,402	100.0%

The following table shows the sources of our consolidated revenue and the approximate percentage of revenues from those sources to total revenues in our condensed consolidated unaudited statements of operations for the three months ended July 31, 2018:

	Three Months Ended July 31, 2018
	Sales Revenue	% of Total Revenues
Revenue Sources	(in thousands)
Ethanol sales	$40,419	75.9%
Distillers' grains sales	10,514	19.8%
Corn oil sales	2,078	3.9%
Miscellaneous other	210	0.4%
Total Revenues	$53,221	100.0%

Our total consolidated revenues increased by approximately 6.0% for the three months ended July 31, 2019, as compared to the three months ended July 31, 2018.  This increase was due to increases in the average price received for our ethanol and corn oil and an increase in volume sold of our ethanol, which was partially offset by a decrease in the average price received for our distillers’ grains and decreases in volumes sold of our distillers’ grains and corn oil. The following table reflects quantities of our three primary products sold and the average net prices received for the three months ended July 31, 2019 and 2018:

	Three Months Ended July 31, 2019		Three Months Ended July 31, 2018
	Quantity Sold	Avg. Net Price	Quantity Sold	Avg. Net Price
Product	(in thousands)		(in thousands)
Ethanol (gallons)	32,227	$1.39	31,466	$1.28
Distillers' grains (tons)	75	$120.41	80	$131.60
Corn oil (pounds)	8,337	$0.25	8,961	$0.23

Ethanol

Total revenues from sales of ethanol increased by approximately 11.0% for the three months ended July 31, 2019 compared to the same period of 2018 due to an increase of approximately 8.5% in the average price per gallon we received for our ethanol, coupled with an approximately 2.4% increase in aggregate volume sold. The aggregate increase in the number of gallons sold is due to an approximately 5.0% increase in the number of gallons sold at the GFE plant resulting from increased ethanol production at the GFE plant during the 2019 period, which was partially offset by an approximately 0.2% decrease in the volume of ethanol sold at the HLBE plant during the 2019 period. The increase in ethanol prices was primarily due to the increase in corn prices.

From time to time, we engage in hedging activities with respect to our ethanol sales. At July 31, 2019, GFE had fixed and basis contracts for forward ethanol sales for various delivery periods through September 2019 valued at approximately $15.8 million. At July 31, 2019, HLBE had fixed and basis contracts for forward ethanol sales for various delivery periods through September 2019 valued at approximately $13.3 million. Separately, ethanol derivative instruments resulted in a gain of approximately $293,000 for the three months ended July 31, 2019; in comparison, they resulted in a loss of approximately $286,000 for the three months ended July 31, 2018.

Distillers' Grains

Total revenues from sales of distillers’ grains decreased by approximately 14.2% for the three months ended July 31, 2019 compared to the same period of 2018.  This decrease was due to an approximately 8.5% decrease in the average price per ton we received for our distillers’ grains, coupled with an approximately 6.3% decrease in the volumes sold from period to period. We sold fewer tons of distillers’ grains in the three months ended July 31, 2019 as compared to the same period in 2018 due to the timing of shipments. The decrease in the market price of distillers’ grains is due to competition with other feed ingredients, primarily soybean meal.

At July 31, 2019, GFE had forward distillers’ grains sales contracts valued at approximately $816,000 for delivery periods through August 2019 and HLBE had forward distillers’ grains sales contracts valued at approximately $613,000 for delivery periods through August 2019.

Corn Oil

Total revenues from sales of corn oil increased by approximately 0.2% for the three months ended July 31, 2019 compared to the same period of 2018 due to an approximately 8.7% increase in the average price per pound we received for our corn oil from period to period, which was partially offset by an approximately 6.9% decrease in pounds sold from period to period. We sold fewer pounds of corn oil during the three months ended July 31, 2019 as compared to the same period in 2018 due to an approximately 8.0% decrease in pounds sold at GFE’s plant, coupled with an approximately 5.5% decrease in pounds sold at the HLBE plant. The reduced corn oil sales is attributable to reduced slightly decreased oil extraction rates per bushel of corn for the three months ended July 31, 2019 compared to the same period of 2018.

Management attributes the increase in corn oil prices to lower corn oil supply and the potential usage by renewable biodiesel plants. Management expects corn oil prices will remain relatively steady in the near term. However, we may experience lower demand for corn oil from the biodiesel industry as the 2019 RVOs for biodiesel were only up slightly from the 2018 levels, which may result in lower biodiesel production unless the biodiesel tax credit is further extended by Congress. However, lower soybean oil prices could negatively impact corn oil prices.

At July 31 2019, GFE had forward corn oil sales contracts valued at approximately $286,000 for various delivery periods through August 2019. At July 31, 2019, HLBE had forward corn oil sales contracts valued at approximately $542,000 for various delivery periods through December 2019.

Cost of Goods Sold

Our cost of goods sold increased by approximately 6.3% for the three months ended July 31, 2019, as compared to the three months ended July 31, 2018. Additionally, as a percentage of revenues, our cost of goods sold increased to approximately 93.4% for the three months ended July 31, 2019, as compared to approximately 93.1% for the same period in 2018. Approximately 90% of our total costs of goods sold is attributable to our ethanol production. The cost of goods sold per gallon of ethanol sold for the three months ended July 31, 2019 and 2018 was approximately $1.47 and $1.42 per gallon, respectively.

The following table shows the costs of corn and natural gas (our two largest single components of costs of goods sold), as well as all other components of cost of goods sold, which includes processing ingredients, electricity, and wages, salaries and benefits of production personnel, and the approximate percentage of costs of those components to total costs of goods sold in our unaudited condensed consolidated statements of operations for the three months ended July 31, 2019:

	Three Months Ended July 31, 2019
	Cost	% of Cost of Goods Sold
	(in thousands)
Corn costs	$42,309	80.3%
Natural gas costs	2,399	4.6%
All other components of costs of goods sold	7,949	15.1%
Total Cost of Goods Sold	$52,657	100.0%

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

Corn

Our aggregate cost of corn was approximately 15.6% more for the three months ended July 31, 2019 compared to the same period of 2018, due to an approximately 14.6% increase in the average price per bushel paid for corn, coupled with an approximately 0.9% increase in the number of bushels of corn processed from period to period. The corn-ethanol price spread (the difference between the price per gallon of ethanol and the price per bushel of grain divided by 2.8) for the three months ended July 31, 2019 was approximately $0.06 lower than the corn-ethanol price spread we experienced for same period of 2018. Management attributes the increase in corn prices primarily to weather conditions. Management anticipates that corn prices will remain higher and are likely to continue to increase depending on the actual number of bushels of corn harvested in the fall of 2019.

From time to time we enter into forward purchase contracts for our commodity purchases and sales. At July 31, 2019, GFE had approximately 4.5 million bushels of cash and basis contracts for forward corn purchase commitments for various delivery periods through December 2021. At July 31, 2019, HLBE had approximately 2.3 million bushels of cash and basis contracts for forward corn purchase commitments for various delivery periods through October 2020.

Our corn derivative positions resulted in a gain of approximately $1.0 million and $1.8 million for the three months ended July 31, 2019 and 2018, respectively.  We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn in cost of goods sold as the changes occur. As corn prices fluctuate, the value of our derivative instruments is impacted, which affects our financial performance. We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.

Natural Gas

Our cost of goods sold related to natural gas costs decreased approximately 8.7% for the three months ended July 31, 2019, as compared to the three months ended July 31, 2018.  Management attributes this decrease in cost of natural gas from period to period to higher natural gas inventories.

From time to time we enter into forward purchase contracts for our natural gas purchases. We had no gain or loss on natural gas derivative instruments for the three months ended July 31, 2019 and July 31, 2018. We recognize the gains or losses that result from the changes in the value of our derivative instruments from natural gas in cost of goods sold as the changes occur.

Other Components of Costs of Goods Sold

Our costs of goods sold related to all other components decreased approximately 22.8% for the three months ended July 31, 2019 compared to the same period of 2018. Management attributes this decrease in costs from period to period to decreased costs for denaturant and various other chemicals.

Operating Expenses

Operating expenses include wages, salaries and benefits of administrative employees at the plant, insurance, professional fees, property taxes, and similar costs. Our operating expenses increased by approximately 8.9% for the three months ended July 31, 2019 compared to the same period ended 2018 due to higher professional fees and industry association costs.

Operating Income

Our income from operations for the three months ended July 31, 2019 decreased by approximately $79,000 compared to the same period of 2018.  This decrease resulted largely from increases in cost of goods sold and operating expenses during the 2019 period.

Other Expense, Net

We had net other expense of approximately $24,000 higher than the same period of 2018. This increase resulted primarily from more other expense the three months ended July 31, 2019  compared to the same period of 2018 due primarily to interest expense in the 2019 period.

Results of Operations for the Nine Months Ended July 31, 2019 and 2018

The following table shows summary information from the results of our operations and the approximate percentage of revenues, costs of goods sold, operating expenses and other items to total revenues in our unaudited condensed consolidated statements of operations for the nine months ended July 31, 2019 and 2018 (amounts in thousands).

	Nine Months Ended July 31,
	2019		2018
	(unaudited)		(unaudited)
Statement of Operations Data	Amount	%	Amount	%
Revenue	$155,201	100.0%	$161,764	100.0%
Cost of Goods Sold	155,186	100.0%	151,250	93.5%
Gross Profit	15	0.0%	10,514	6.5%
Operating Expenses	4,985	3.2%	4,787	3.0%
Operating Income (Loss)	(4,970)	(3.2)%	5,727	3.5%
Other Income, net	21	0.0%	88	0.1%
Net Income (Loss)	(4,949)	(3.2)%	5,815	3.6%
Less: Net (Income) Loss Attributable to Non-controlling Interest	1,357	0.9%	(1,264)	(0.8)%
Net Income (Loss) Attributable to Granite Falls Energy, LLC	$(3,592)	(2.3)%	$4,551	2.8%

Revenues

Revenues from our three primary products: ethanol, distillers’ grains and corn oil, represented approximately 98.8% and 99.0% of our total consolidated revenues for the nine months ended July 31, 2019 and 2018, respectively.  Miscellaneous other revenues attributable to incidental sales of corn syrup and Agrinatural revenues (net of eliminations) represented 1.2% and 1.0% of our consolidated revenues for the nine months ended July 31, 2019 and 2018, respectively.

The following table shows the sources of our consolidated revenue and the approximate percentage of revenues from those sources to total revenues in our unaudited condensed consolidated statements of operations for the nine months ended July 31, 2019:

	Nine Months Ended July 31, 2019
Revenue Sources	Sales Revenue	% of Total Revenues
Ethanol sales	$119,366	76.9%
Distillers' grains sales	28,241	18.2%
Corn oil sales	5,677	3.7%
Miscellaneous other	1,917	1.2%
Total Revenues	$155,201	100.0%

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

Our total consolidated revenues decreased by approximately 4.1% for the nine months ended July 31, 2019, as compared to same period of 2018, due to a decrease in the average prices received for our ethanol and distillers’ grains, as well as decreased production and sales of ethanol, distillers’ grains and corn oil, which was partially offset by an increase in the average price received for our corn oil.  The following table reflects quantities of our three primary products sold and the average net prices received for the nine months ended July 31, 2019 and 2018:

	Nine Months Ended July 31, 2019		Nine Months Ended July 31, 2018
Product	Quantity Sold	Avg. Net Price	Quantity Sold	Avg. Net Price
Ethanol (gallons)	96,299	$1.24	97,983	$1.25
Distillers' grains (tons)	215	$131.29	235	$131.64
Corn oil (pounds)	22,915	$0.25	26,649	$0.24

Ethanol

Total revenues from sales of ethanol decreased by approximately 2.9% for the nine months ended July 31, 2019 compared to the same period of 2018 due to an approximately 1.7%  decrease in the volume of ethanol sold, coupled with an approximately 0.8% decrease in the average price per gallon we received.  The decrease in gallons of ethanol sold from period to period was primarily due to an approximately 4.4% decrease in the volume sold at the HLBE plant, which was partially offset by an approximately 1.2% increase in the volume of ethanol sold at the GFE plant. The decrease in ethanol prices resulted principally from increased production industry-wide, which exceeded demand, resulting in higher inventories that pushed ethanol prices downward.

Our ethanol derivative instruments resulted in a gain of approximately $256,000 during the nine months ended July 31, 2019.  Comparatively, our derivative positions resulted in a gain of approximately $108,000 during the nine months ended July 31, 2018. Based on the lower of cost or net realizable value analysis, as a component of cost of goods sold, we recorded a loss on ethanol inventories of approximately $581,000 and $420,000 for the nine months ended July 31, 2019 and 2018, respectively.  Based on the lower of cost or net realizable value analysis, as a component of cost of goods sold, we recorded a loss on corn inventories of approximately $21,000 for the nine months ended July 31, 2019.

Distillers' Grains

Total revenues from sales of distillers’ grains decreased by approximately 8.7% for the nine months ended July 31, 2019 compared to the same period of 2018.  This decrease is due to an approximately 8.5% decrease in aggregate tons sold from period to period, coupled with an approximately 0.3% decrease in the average price per ton we received. We sold fewer total tons of distillers grains during the nine months ended July 31, 2019 compared to the nine months ended July 31, 2018 due to decreased ethanol production in the 2019 period. The slight increase in the market price of distillers’ grains is due to a stronger domestic market due to steady export demand.

Corn Oil

Total revenues from sales of corn oil decreased by approximately 10.1% for the nine months ended July 31, 2019 compared to the nine months ended July 31, 2018 due to an approximately 14.0% decrease in pounds sold from period to period, which was slightly mitigated by an approximately 4.2% increase in the average price per pound we received. The decrease in volume sold for the nine months ended July 31, 2019 compared to the same period of 2018 is attributable to decreased ethanol production during the nine months ended July 31, 2019.

Cost of Goods Sold

Our cost of goods sold increased by approximately 2.6% for the nine months ended July 31, 2019, as compared to the nine months ended July 31, 2018.  As a percentage of revenues, our cost of goods sold also increased to approximately 100.0% for the nine months ended July 31, 2019, as compared to approximately 93.5% for the same period in 2018 due to the narrower margin between the price of ethanol and the price of corn from period to period. Approximately 90% of our total costs of goods sold is attributable to our ethanol production. As a result, the cost of goods sold per gallon of ethanol sold for the nine months ended July 31, 2019 and 2018 was approximately $1.45 and $1.39 per gallon, respectively.

The following table shows the costs of corn and natural gas (our two largest single components of costs of goods sold), as well as all other components of cost of goods sold, which includes processing ingredients, electricity, and wages, salaries and benefits of production personnel, and the approximate percentage of costs of those components to total costs of goods sold in our unaudited condensed consolidated statements of operations for the nine months ended July 31, 2019:

	Fiscal Nine Months Ended July 31, 2019
	Cost	% of Cost of Goods Sold
	(in thousands)
Corn costs	$114,624	73.9%
Natural gas costs	9,432	6.1%
All other components of costs of goods sold	31,130	20.0%
Total Cost of Goods Sold	$155,186	100.0%

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

Corn

Our cost of goods sold related to corn was approximately 4.5% more for the nine months ended July 31, 2019 compared to the same period of 2018, due primarily to an approximately 8.8% increase in the average price per bushel paid for corn, which was partially offset by an approximately 4.0% decrease in the number of bushels of corn processed from period to period. For the nine months ended July 31, 2019 and 2018, we processed approximately 32.3 million and 33.6 million bushels of corn, respectively.  The corn-ethanol price spread (the difference between the price per gallon of ethanol and the price per bushel of grain divided by 2.8) for the nine months ended July 31, 2019, was approximately $0.12 lower than the corn-ethanol price spread we experienced for same period of 2018.

We had a gain related to corn derivative instruments of approximately $1.3 million for the nine months ended July 31, 2019, which decreased our costs of goods sold. Comparatively, we had a gain related to corn derivative instruments of approximately $567,000 for the nine months ended July 31, 2018, which decreased our cost of goods sold. Based on the lower of cost or net realizable value analysis, as a component of cost of goods sold, the Company recorded a loss on corn inventories of approximately $21,000 for the nine months ended July 31, 2019. Management has evaluated the outstanding corn forward purchase contracts and its inventories using the lower of cost or net realizable value evaluation, similar to the method used on its inventory, and has determined that GFE had an impairment loss of approximately $41,000 at July 31, 2019 and HLBE had an impairment loss of approximately $145,000 at July 31, 2019. The impairment expense is recorded as a component of cost of goods sold.

Natural Gas

Natural gas costs increased approximately 2.0% for the nine months ended July 31, 2019 as compared to the nine months ended July 31, 2018. The increase in natural gas costs was primarily due to higher production levels and colder weather during the 2019 period.

Our natural gas derivative positions resulted in no gain or loss for the nine months ended July 31, 2019. Comparatively, our natural gas derivative instruments resulted in a loss of approximately $2,000 during the nine months ended July 31, 2018, which increased our cost of goods sold.

Other Components of Costs of Goods Sold

Our costs of goods sold related to all other components decreased approximately 3.6% for the nine months ended July 31, 2019 compared to the same period of 2018. Management attributes this decrease in costs from period to period to decreased costs for denaturant and various other chemicals.

Operating Expenses

Operating expenses for the nine months ended July 31, 2019 increased approximately 4.1% compared to the nine months ended July 31, 2018, due to higher professional fees and industry association costs.  As a percentage of total revenues, operating expenses slightly increased to 3.2% for the nine months ended July 31, 2019, as compared to 3.0% for the nine months ended July 31, 2018.

Operating Income (Loss)

Our income from operations for the nine months ended July 31, 2019 was approximately $10.7 million less compared to the same period of 2018.  This decrease resulted largely from increased prices for corn relative to the price of ethanol, which narrowed our operating margin.

Other Income, Net

We had net other income of approximately $22,000 and $88,000 during the nine months ended July 31, 2019 and 2018, respectively.  We had less other income due to less patronage income during the 2019 period.

Investments

On August 2, 2017, GFE completed a $7.5 million investment in Ringneck, acquiring 1,500 capital units of Ringneck.  GFE financed its investment by borrowing $7.5 million under its credit facility with Project Hawkeye.  Details of the Project Hawkeye credit facility are provided below in the section below entitled “Indebtedness - GFE’s Other Credit Arrangement.” GFE’s investment is sufficient to grant it the right to appoint one director to the board of directors of Ringneck and has appointed Steve Christensen, its CEO, to fill this seat. On June 10, 2019, GFE subscribed to purchase an additional 100 capital units of Ringneck at a price of $5,000 per unit for a total of an additional $500,000.

Ringneck is a South Dakota limited liability company which is constructing an 80 million gallon per year ethanol manufacturing plant outside of Onida, South Dakota in Sully County. Construction has reached substantial completion and the plant commenced operations in June 2019. The units GFE acquired in Ringneck are subject to restrictions on transfer, therefore, this should not be considered a liquid investment.

On June 29, 2018, GFE completed a $2.0 million investment in in Harvestone Group, LLC (“Harvestone”), acquiring 20 preferred membership units of Harvestone.  GFE’s capital contribution was sufficient to secure GFE the right to appoint one advisor to the advisory committee to the managers of Harvestone and has appointed Eric Baukol, its Risk Manager, to serve as its appointed advisor.

Harvestone is a start-up ethanol marketing, logistics, and trading company headquartered in Franklin, Tennessee.  Harvestone is owned by several other ethanol producers and other private investors that expect that its primary business is marketing and trading for member and non-member ethanol producers.

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

Changes in Financial Condition at July 31, 2019 and October 31, 2018

The following table highlights our financial condition at July 31, 2019 and October 31, 2018 (amounts in thousands):

	July 31, 2019	October 31, 2018
	(unaudited)
Current Assets	$36,336	$38,608
Total Assets	$108,421	$116,861
Current Liabilities	$10,586	$12,132
Long-Term Debt, less current portion	$7,078	$7,799
Members' Equity attributable to Granite Falls Energy, LLC	$70,268	$75,084
Non-controlling Interest	$20,489	$21,846

The decrease in total current assets is attributable to a decrease in cash on hand of approximately $3.0 million at July 31, 2019 compared to October 31, 2018.  The decrease in cash was due primarily to payment of distributions to members in January 2019, net cash used in investing activities of approximately $953,000, and net cash used in operations of approximately $550,000. Additionally, we had a decrease in accounts receivable of approximately $2.1 million and the value of commodity derivative instruments of approximately $505,000. Offsetting these decreases were increases in inventory of approximately $2.8 million, prepaid expenses and other current assets of approximately $378,000, and restricted cash of approximately $114,000 at July 31, 2019 compared to October 31, 2018. Contributing to the decrease in total assets was an approximately $6.6 million decrease in property and equipment primarily due to depreciation expense during the 2019 period.

Our current liabilities decreased approximately $1.5 million at July 31, 2019 compared to October 31, 2018, due primarily to a decrease of approximately $1.8 million in accounts payable. Our accounts payable were less at July 31, 2019 compared to October 31, 2018 due to the timing of payments to vendors during the nine months ended July 31, 2019.

Members’ equity attributable to Granite Falls Energy, LLC at July 31, 2019 compared to October 31, 2018 decreased by approximately $4.8 million. The decrease was related to the distribution to our members of approximately $1.2 million during January 2019, coupled with our approximately $3.6 million of net loss attributable to GFE during the nine months ended July 31, 2019.

Non-controlling interest totaled approximately $20.5 million and $21.8 million at July 31, 2019 and October 31, 2018, respectively.  This is directly related to recognition of the 49.3% noncontrolling interest in HLBE.

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

Cash Flows

The following table shows our cash flows for the nine months ended July 31, 2019 and 2018 (amounts in thousands):

	2019	2018
	(unaudited)	(unaudited)
Net cash provided by (used in) operating activities	$(550)	$13,960
Net cash used in investing activities	$(953)	$(3,784)
Net cash used in financing activities	$(1,393)	$(16,371)
Net decrease in cash and restricted cash	$(2,896)	$(6,195)

Operating Cash Flows

During the nine months ended July 31, 2019, operations provided less cash compared to the same period of 2018 primarily due to net loss in the 2019 period. Additionally, changes in various working capital components, including inventory, prepaid expenses and accrued expenses, contributed to the cash used during the 2019 period.

Investing Cash Flows

Cash used in investing activities was approximately $2.8 million less for the nine months ended July 31, 2019, compared to the same period of 2018, due to a $2.0 million investment that occurred in the 2018 period compared to a $500,000 investment that occurred in the 2019 period, and a decrease in capital expenditures during the 2019 period. This was partially offset by proceeds from disposals of assets received in the 2018 period.

Financing Cash Flows

During the nine months ended July 31, 2019, we used cash to make payments of approximately $168,000 on our long-term debt and make payments of approximately $1.2 million in distributions to our unit holders. Comparatively, during the same period of 2018, we made payments of approximately $11.8 million in distributions to our unit holders, approximately $4.3 million in distributions to non-controlling interests, and principal payments of approximately $280,000 on our long-term debt.

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

Under the seasonal revolving loan, GFE may borrow, repay, and re-borrow up to the aggregate principal commitment of $6.0 million until its maturity.  GFE had no outstanding balance on the seasonal revolving loan at July 31, 2019. The aggregate principal amount available to GFE for additional borrowing was $6.0 million at July 31, 2019.

The seasonal revolving loan bears interest from the date funds are first advanced on the loan through maturity, at a rate per annum equal to the sum of (x) the One Month LIBOR Index Rate plus (y) 2.75% per annum. The interest rate was 4.99% and 5.06% at July 31, 2019 and October 31, 2018, respectively.

GFE pays an unused commitment fee on the unused portion of the seasonal revolving loan commitment at the rate of 0.250% per annum. The credit facility with AgCountry is secured by substantially all of GFE’s assets. There are no savings account balance collateral requirements as part of this credit facility.

The credit facility requires GFE to comply with certain financial covenants at various times calculated monthly, quarterly or annually, including restriction of the payment of dividends and maintenance of certain financial ratios including minimum working capital, minimum net worth and a debt service coverage ratio as defined by the credit facility. Based on results for the nine months ended July 31, 2019 and GFE’s current projections for the fiscal year ended October 31, 2019, it is probable GFE will be out of compliance with the debt service coverage ratio as defined in the credit facility at October 31, 2019. In the event of noncompliance, GFE intends to seek a waiver from its lending institution. GFE has engaged in preemptive communications with the administrative agent of the lender regarding the probable noncompliance and corresponding waiver. GFE is permitted to pay distributions to its members up to 75% of its net income for the year in which the distributions are paid provided that immediately prior to the distribution and after giving effect to the distribution, no default exists and GFE is in compliance with all of its loan covenants including compliance with the financial covenants.  Further, GFE agreed not create or incur any indebtedness except for debt to AgCountry, accounts payable to trade creditors, subordinated debt owed to Project Hawkeye, or debt to other lenders in an aggregate amount not exceed $750,000 or make loans or advances or invest in any entity, other than its investments in HLBE and Ringneck, without the consent of CoBank or AgCountry.  CoBank consented to our investment in Harvestone. Failure to comply with the protective loan covenants or maintain the required financial ratios may cause acceleration of the outstanding principal balances on the revolving term loan and/or the imposition of fees, charges or penalties.

As of July 31, 2019, we were in compliance with these financial covenants.  However, if market conditions deteriorate in the future, circumstances may develop which could result in us violating the financial covenants or other terms of GFE’s credit facility. If we fail to comply with the terms of our credit agreement with AgCountry, and AgCountry refuses to waive the non-compliance, AgCountry could terminate the credit facility and any commitment to loan funds to GFE.

GFE’s Other Credit Arrangement

GFE has a credit facility with Project Hawkeye for a $7.5 million loan to finance the balance of its initial subscription in Ringneck.  Interest on the Project Hawkeye loan accrues at a variable rate equal to the sum of the One Month LIBOR Index Rate plus 3.05% per annum, with an interest rate floor of 3.55%, which was 5.29% and 5.36% at July 31, 2019 and October 31, 2018, respectively.

The Project Hawkeye loan requires annual interest payments only for the first two years of the loan and monthly principal payments of approximately $89,000 plus interest for years three through nine based on a seven-year amortization period.  The monthly amortized payments will be re-amortized following any change in interest rate. The entire outstanding principal balance of the loan, plus any accrued and unpaid interest thereon, is due and payable in full on August 2, 2026. GFE is permitted to voluntarily prepay all or any portion of the outstanding balance of this loan at any time without premium or penalty.  As of July 31, 2019 and October 31, 2018, there was $7.5 million outstanding under the Project Hawkeye credit facility.

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

   HLBE’s Compeer Credit Facility

HLBE has a comprehensive credit facility with Compeer Financial, FLCA and Compeer Financial, PCA, collectively formerly known as AgStar Financial Services, FLCA (“Compeer”) for which CoBank, ACP (“CoBank”) serves as the administrative agent.   This credit facility includes an amended and restated revolving term loan with a $4.0 million principal commitment and a revolving seasonal line of credit with a $4.0 million principal commitment.   In exchange for the loans, HLBE granted liens on all property (real and personal, tangible, and intangible) which include, among other things, a mortgage on the property, a security interest on commodity trading accounts, and assignment of material contracts.  Please refer to Item 1 - Financial Statements, Note 7 - Debt Financing for additional details. As of July 31, 2019 and October 31, 2018, there were no amounts outstanding under HLBE’s credit facility with Compeer and the aggregate principal amount available to HLBE for borrowing under each of the amended revolving term loan and seasonal revolving loan was $4.0 million.

The Compeer credit facility contains customary covenants, including restrictions on the payment of dividends and loans and advances to Agrinatural, and maintenance of certain financial ratios including minimum working capital, minimum net worth and a debt service coverage ratio as defined by the credit facility.  Failure to comply with the protective loan covenants or maintain the required financial ratios may cause acceleration of the outstanding principal balances on the revolving term loan and/or the imposition of fees, charges, or penalties. In October 2018, HLBE had an event of non-compliance related to the debt service coverage ratio as defined in the amended credit facility. In December 2018, HLBE received a waiver from its lender waiving this event of noncompliance. Based on results for the nine months ended July 31, 2019 and HLBE’s current projections for the fiscal year ended October 31, 2019, it is probable HLBE will be out of compliance with the debt service coverage ratio as defined in the amended credit facility at October 31, 2019. In the event of noncompliance, HLBE intends to seek a waiver from its lending institution. HLBE has engaged in preemptive communications with the administrative agent of its lender regarding the probable noncompliance and corresponding waiver.

As of July 31, 2019, HLBE was in compliance with these loan covenants. However, if market conditions deteriorate in the future, circumstances may develop which could result in HLBE violating the financial covenants or other terms of its amended credit facility.  If HLBE fails to comply with the terms of its credit facility with Compeer, and Compeer refuses to waive the non-compliance, Compeer could terminate the credit facility and any commitment to loan funds to HLBE.

HLBE’s Other Credit Arrangements

In addition to HLBE's primary credit arrangement with Compeer, HLBE has other material credit arrangements and debt obligations.

In October 2003, HLBE entered into an industrial water supply development and distribution agreement with the City of Heron Lake, Jackson County, and Minnesota Soybean Processors. In consideration of this agreement, HLBE and Minnesota Soybean Processors are allocated equally the debt service on $735,000 in water revenue bonds that were issued by the City to support this project that were to mature in February 2019. The parties agreed that prior to the scheduled expiration of the agreement, they would negotiate in good faith to replace the agreement with a further agreement regarding the wells and related facilities. The agreement has been extended by mutual agreement of the parties. HLBE is currently in discussions with the City of Heron Lake to enter into a new agreement, which management expects to be in substantially the form as currently operating.

In May 2006, HLBE entered into an industrial water supply treatment agreement with the City of Heron Lake and Jackson County. Under this agreement, HLBE pays monthly installments over 24 months starting January 1, 2007 equal to one years’ debt service on approximately $3.6 million in water revenue bonds, which will be returned to HLBE if any funds remain after final payment in full on the bonds and assuming HLBE complies with all payment obligations under the agreement. There was a total of approximately $791,000 and $959,000 in outstanding water revenue bonds at July 31, 2019 and October 31, 2018, respectively. HLBE classifies its obligations under these bonds as assessments payable. The interest rates on the bonds range from 6.55% to 8.73%.

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

Upon the passage of the May 1, 2019 maturity date, Agrinatural went into default on the Original Agrinatural Credit Facility. As noted, HLBE has a security interest in all of Agrinatural’s assets. HLBE expects to be fully paid with regard to the Original Agrinatural Credit Facility. HLBE expects no interruption in the service of natural gas to its ethanol production facility. The balance of this loan was approximately $1.2 million at July 31, 2019 and $1.5 million at October 31, 2018.

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

Upon the passage of the May 1, 2019 maturity date, Agrinatural went into default on the Additional Agrinatural Credit Facility. As noted, HLBE has a security interest in all of Agrinatural’s assets. HLBE expects to be fully paid with regard to the Additional Agrinatural Credit Facility. HLBE expects no interruption in the service of natural gas to its ethanol production facility. The balance of this loan was approximately $1.6 million at July 31, 2019 and $2.0 million at October 31, 2018.

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

At July 31, 2019, our critical accounting estimates continue to include those described in our annual report on Form 10-K for the fiscal year ended October 31, 2018. Management has not changed the method of calculating and using estimates and assumptions in preparing our condensed consolidated unaudited financial statements in accordance with generally accepted accounting principles in the United States of America.

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

At July 31, 2019, there were no amounts outstanding under GFE’s credit facility with AgCountry or HLBE’s credit facility with Compeer.  Therefore, at July 31, 2019, we had exposure to interest rate risk only from the amounts outstanding under GFE’s credit facility with Project Hawkeye.  Below is a sensitivity analysis we prepared regarding GFE’s income exposure to changes in interest rates.

The sensitivity analysis below shows the anticipated effect on our income from a 10% adverse change in interest rates for a one-year period.

Outstanding Variable
Rate Debt at	Interest Rate at	Interest Rate Following 10%	Approximate Adverse
July 31, 2019	July 31, 2019	Adverse Change	Change to Income
$7,500,000	5.29%	5.82%	$40,000

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

As of July 31, 2019, GFE had price protection in place for approximately 30.0% and 60.0% of its anticipated corn and natural gas needs, respectively, and approximately 17.0%, 6.0%, and 12.0% of its ethanol, distillers’ grains, and corn oil sales, respectively, for the next 12 months. As of July 31, 2019, HLBE had price protection in place for approximately 24.0% and 30.0% of its anticipated corn and natural gas needs, respectively, and approximately 14.0%, 6.0%, and 5.0% of its ethanol, distillers’ grains, and corn oil sales, respectively, for the next 12 months. Through these contracts we hope to minimize risk from future market price fluctuations and basis fluctuations. As input prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for us.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the fair value of our corn and natural gas prices and average ethanol price as of July 31, 2019, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for both of the GFE and HLBE plants for a one year period from July 31, 2019.  The results of this sensitivity analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements		Hypothetical Adverse
	for the next 12 months	Unit of	Change in Price as of	Approximate Adverse
	(net of forward and futures contracts)	Measure	July 31, 2019	Change to Income
Ethanol	112,000,000	Gallons	10%	$14,953,000
Corn	38,200,000	Bushels	10%	$15,305,000
Natural Gas	1,850,000	MMBTU	10%	$533,000

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

Effectiveness of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and General Manager (the principal executive officer), Steve Christensen, along with our Chief Financial Officer (the principal financial officer), Stacie Schuler, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2019. Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A.   Risk Factors

The risk factors below should be read in conjunction with the risk factors previously discussed in Item 1A of our Form 10-K for the fiscal year ended October 31, 2018, as supplemented by the risk factors disclosed in Item 1A of our Form 10-Q for the three months ended January 31, 2019 and April 30, 2019. Additional risks and uncertainties, including risks and uncertainties not presently known to us, or that we currently deem immaterial, could also have an adverse effect on our business, financial condition and/or results of operations.

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

Domestic demand for ethanol is driven largely by the RFS, which requires the EPA to annually establish renewable volume obligations, or RVOs, which set forth the number of gallons of different types of renewable fuels that must be used in the U.S. by refineries, blenders, distributors and importers. RVOs for both 2018 and 2019 have been set at 15.0 billion gallons for conventional ethanol. To comply with the RVOs, obligated parties use RINs, which are attached to renewable fuels by producers and detached when the renewable fuel is blended with transportation fuel or traded in the open market. Under the RFS, small refineries may petition for and be granted temporary exemptions from the RVOs if they can demonstrate disproportionate economic hardship. As of August 2019, the EPA reported that it had received 37 petitions for hardship waivers for the 2017 compliance year. Thirty-five of such petitions have been approved, exempting approximately 1.82 billion RINs, which is approximately 17.05 billion gallons of gasoline and diesel, have been exempted from meeting the RVOs for the 2017 compliance year. One petition was withdrawn and one petition was denied for the 2017 compliance year. As of August 2019, 42 petitions for waivers have been received by the EPA for compliance year 2018. Thirty-one of such petitions have been approved, six petitions have been denied, three petitions have been withdrawn, and two petitions are currently pending. If similar waivers continue to be approved, then domestic demand for our ethanol could decrease, which negatively impacts ethanol prices and our profitability.

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

101

The following financial information from Granite Falls Ethanol, LLC's Quarterly Report on Form 10-Q for the three and nine months ended July 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at July 31, 2019 and October 31, 2018; (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended July 31, 2019 and 2018; (iii) the Condensed Consolidated Statements of Changes in Members’ Equity for the three and nine months ended July 31, 2019 and 2018; (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended July 31, 2019 and 2018; and (iv) Notes to Condensed Consolidated Unaudited Financial Statements.*

*   Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANITE FALLS ENERGY, LLC

Date: September 16, 2019	/s/ Steve Christensen
Steve Christensen
Chief Executive Officer

/s/ Stacie Schuler
Date: September 16, 2019	Stacie Schuler
Chief Financial Officer