Form 10-K
period 2019-10-31
Granite Falls Energy, LLC
filed 2020-01-29
CIK 1181749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended October 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

The aggregate market value of the 20,094 membership units held by non-affiliates of the registrant (computed by reference to the most recent offering price of $1,000 per unit of membership units) was $20,094,000 as of April 30, 2019. The membership units are not listed on an exchange or otherwise publicly traded. Additionally, the membership units are subject to significant restrictions on transfer under the registrant’s operating and member control agreement. The value of the membership units for this purpose has been based solely upon the initial offering price of the membership units. In determining this value, the registrant has assumed that all of its governors, chief executive officer, chief financial officer and beneficial owners of 5% or more of its outstanding membership units are affiliates, but this assumption shall not apply to or be conclusive for any other purpose.

As of January 29, 2020, there were 30,606 membership units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant has incorporated by reference into Part III of this Annual Report on Form 10-K portions of its definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Annual Report (October 31, 2019). This proxy statement is referred to in this report as the 2020 Proxy Statement.

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

PART I

When we use the terms “Granite Falls Energy” or “GFE” or similar words in this Annual Report on Form 10-K, unless the context otherwise requires, we are referring to Granite Falls Energy, LLC and our operations at our ethanol production facility located in Granite Falls, Minnesota.  When we use the terms “Heron Lake BioEnergy”, “Heron Lake”, or “HLBE” or similar words, unless the context otherwise requires, we are referring to Heron Lake BioEnergy, LLC and its wholly owned subsidiary, HLBE Pipeline Company, LLC, through which, beginning as of December 11, 2019, HLBE holds a 100% interest in Agrinatural Gas, LLC. At October 31, 2019, HLBE held a 73% controlling interest in Agrinatural. Please refer to “ITEM 8 -FOOTNOTE 18 - SUBSEQUENT EVENT” for additional information. When we use the terms the “Company”, “we”, “us”, “our” or similar words in this Annual Report on Form 10-K, unless the context otherwise requires, we are referring to Granite Falls Energy, LLC and our consolidated wholly- and majority owned subsidiaries.

ITEM 1.BUSINESS

Overview

Granite Falls Energy, LLC is a Minnesota limited liability company formed on December 29, 2000 for the purpose of constructing, owning and operating a fuel-grade ethanol plant located in Granite Falls, Minnesota.

In July 2013, we acquired controlling interest in Heron Lake BioEnergy, LLC (“Heron Lake BioEnergy” or “HLBE”), which owns an ethanol plant located near Heron Lake, Minnesota. As of October 31, 2019, we control approximately 50.7% of HLBE’s outstanding membership units through our wholly owned subsidiary, Project Viking, L.L.C. As a result of our majority ownership, we have the right to appoint five (5) of the nine (9) governors to HLBE’s board of governors under its member control agreement.

On November 1, 2016, we subscribed to purchase 1,500 capital units of Ring-neck Energy & Feed, LLC (“Ringneck”) at a price of $5,000 per unit for a total of $7,500,000 and paid a subscription deposit of $750,000.  By letter dated July 12, 2017, GFE was notified of Ringneck’s acceptance of GFE’s subscription. On August 2, 2017, GFE borrowed $7.5 million under its credit facility with Project Hawkeye, LLC (“Project Hawkeye”), an affiliate of Fagen, Inc., which is a member of GFE, and paid $6,750,000 to Ringneck as payment of the remaining balance of GFE’s subscription. On June 10, 2019, we subscribed to purchase an additional 100 capital units of Ringneck at a price of $5,000 per unit for a total of $500,000. Details regarding our subscription for investment in Ringneck are provided below in the section titled “Investments.”  Details of the Project Hawkeye credit facility are provided below in the section below entitled “ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Indebtedness - Granite Falls Energy - GFE’s Other Credit Arrangement.”

On June 29, 2018, we subscribed to purchase 20 preferred membership units of Harvestone Group, LLC (“Harvestone”) at a price of $100,000 per unit for a total of $2,000,000. We paid the $2,000,000 in connection with our subscription, which is reflected in our investing cash flows. Harvestone is a Delaware limited liability company that provides ethanol marketing, logistics, and trading services. Harvestone’s headquarters are located in Franklin, Tennessee. Harvestone is owned by several other ethanol producers and other private investors and expects that its primary business will be marketing and trading for member and non-member ethanol producers. GFE’s investment was initially sufficient to grant it the right to appoint one advisor to the advisory committee to the managers of Harvestone. In October 2019, Harvestone and its members amended the Limited Liability Company Agreement of Harvestone, which resulted in the removal of GFE’s right to appoint an advisor to the advisory committee to the managers of Harvestone. Details regarding our subscription for investment in Harvestone are provided below in the section titled “Investments.”

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

HLBE is also the sole owner Agrinatural Gas, LLC (“Agrinatural”), through its wholly owned subsidiary, HLBE Pipeline Company, LLC. Agrinatural is a natural gas pipeline company that was formed to construct, own, and operate the natural gas pipeline that provides natural gas to HLBE’s ethanol production facility and other customers through a connection with the natural gas pipeline facilities of Northern Border Pipeline Company in Cottonwood County, Minnesota.  Agrinatural owns approximately 190 miles of natural gas pipeline and provides natural gas to HLBE’s ethanol plant and other commercial, agricultural and residential customers through a connection with the natural gas pipeline facilities of Northern Border Pipeline Company. Agrinatural’s revenues are generated through natural gas distribution fees and sales. HLBE is its largest customer by volume and revenue. On October 18, 2019, HLBE Pipeline Company, LLC entered into an agreement to purchase RES’s 27% non-controlling interest in Agrinatural, which became effective on December 11, 2019. Prior to December 11, 2019, Rural Energy Solutions, LLC (“RES”) owned a 27% non-controlling interest in Agrinatural.

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

Additionally, we also realize relatively immaterial revenue from natural gas pipeline operations at Agrinatural, HLBE’s indirectly wholly owned subsidiary.  Before and after accounting for intercompany eliminations, these revenues from Agrinatural represent less than 1% of our consolidated gross revenues and have little to no impact on the overall performance of the Company.  Therefore, our management does not separately review Agrinatural’s revenues, cost of sales or other operating performance information.  Rather, management reviews Agrinatural’s natural gas pipeline financial data on a consolidated basis with our ethanol production operating segment. Additionally, management believes that the presentation of separate operating performance information for Agrinatural’s natural gas pipeline operations would not provide meaningful information to a reader of the Company’s financial statements and would not achieve the basic principles and objectives of ASC 280.

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

Principal Products

The principal products from ethanol production at GFE’s plant and HLBE’s plant, and from which we derive nearly all our revenue, are fuel-grade ethanol, distillers’ grains, and non-edible corn oil.  In addition, HLBE’s plant also has miscellaneous other revenue generated by sales of corn syrup, a by-product of the ethanol production process, and revenues from Agrinatural’s natural gas pipeline operations.  We did not introduce any new products or services as part of our ethanol production segment during our fiscal year ended October 31, 2019.

The table below shows the approximate percentage of our total revenue which is attributable to each of our principal products for each of the last three fiscal years.

	2019	2018	2017
Ethanol	77.4%	76.0%	81.1%
Distillers' Grains	17.8%	19.0%	13.6%
Corn Oil	3.6%	3.9%	4.5%
Misc. Other Revenue*	1.2%	1.1%	0.8%

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

Ethanol produced in the U.S. is primarily used for blending with unleaded gasoline and other fuel products as an octane enhancer or fuel additive.  Ethanol is most commonly sold as E10 (10% ethanol and 90% gasoline), which is the blend of ethanol approved by the U.S. Environmental Protection Agency (“EPA”) for use in all American automobiles. Increasingly, ethanol is also available as E85, a higher percentage ethanol blend (85% ethanol and 15% gasoline) approved by the EPA for use in flexible fuel vehicles. Additionally, ethanol is available as E15 (15% ethanol and 85% gasoline), which is approved by the EPA for use in model year 2001 and newer cars, light-duty trucks, medium-duty passenger vehicles, and all flex-fuel vehicles.

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

We expect a majority of our ethanol to continue to be marketed and sold domestically. In addition, as domestic production of ethanol continues to expand, we anticipate increased international sales. Over our past fiscal year, exports of ethanol have decreased, with Brazil receiving the largest percentage of ethanol produced in the United States and Canada in second place. India, South Korea, Philippines, Colombia, Peru, and United Arab Emirates have also been top destinations. Ethanol export demand is more unpredictable than domestic demand and tends to fluctuate over time as it is subject to monetary and political forces in other nations. For example, a strong US Dollar is a force that may negatively impact ethanol exports from the United States.  Additionally, the imposition of tariffs and duties on ethanol imported from the U.S., as well as increased production of ethanol and similar fuels in othe countries, can also negatively impact domestic export demand.

Exports to China have been negligible during fiscal year 2019. Additionally, although exports to China increased during 2018 over 2017, China imported comparatively negligible volumes during both 2017 and 2018 to the volumes imported prior to 2017.  This reduction is due to China’s increase of the tariff on ethanol imported from the U.S. to 45% as of April 2, 2018, compared to the previous 30% tariff imposed in 2017, and the subsequent increase of the 45% tariff to

70% as of July 6, 2018. It is unclear when the tariffs will be reduced, if ever, and therefore, this tariff is likely to continue to have a negative impact on the export market demand and prices for ethanol produced in the United States.

On January 15, 2020, President Trump signed a “phase one” trade agreement with China, which is to take effect within 30 days of its signing. The agreement includes a commitment by China to purchase agricultural products over the next two years, including ethanol. While this agreement appears positive for the industry, there is no guarantee that the agreement will be fully implemented, nor is there a guarantee that exports to China return to pre-tariff levels.

During 2017, Brazil also adopted import quotas on imported ethanol, which negatively impacted U.S. exports to Brazil. The import quota imposed a 20% tariff on U.S. ethanol imports in excess of 150 million liters, or 39.6 million gallons per quarter. The tariff was valid for two years, and expired in September 2019. In September 2019, Brazil raised the import quota to 187.5 million liters, or 49.5 million gallons, per quarter, before the imports become subject to the 20% tariff. U.S. exports to Brazil have decreased from our 2018 fiscal year to our 2019 fiscal year. The import quota and tariff may continue to have a negative impact on the export market demand and prices for ethanol produced in the United States.

We transport our ethanol primarily by rail.  In addition to rail, we service certain regional markets by truck from time to time.  We believe that regional pricing tends to follow national pricing less the freight difference.

Distillers’ Grains Markets

We sell distillers’ grains as animal feed for beef and dairy cattle, poultry, and hogs. Most of the distillers’ grains that we sell are in the form of dried distillers’ grains.  Currently, the U.S. ethanol industry exports a significant amount of dried distillers’ grains, which may increase as worldwide acceptance grows. According to the U.S. Grains Council, total U.S. distiller’s grains exports through October 2019 decreased significantly compared to distiller’s grains exports for the same period last year. Top export markets include Mexico, Japan, Canada, Colombia, China, and South Korea.

Historically, the United States ethanol industry exported a significant amount of distillers’ grains to China and Vietnam. However, during 2016, China began an anti-dumping and countervailing duty investigation related to distillers’ grains imported from the U.S. which contributed to a decline in distillers’ grains shipped to China during 2016. In January 2017, the Chinese issued final tariffs on U.S. distillers’ grains. The Chinese distillers’ grains anti-dumping tariffs range from 42.2% to 53.7% and the anti-subsidy tariffs range from 11.2% to 12%. The imposition of these duties has resulted in a significant decline in demand from this top importer requiring U.S. producers to seek out alternative markets. Exports to China are substantially below the pre-tariff export level. There is no guarantee that distillers’ grains exports to China will return to pre-tariff levels.

On January 15, 2020, President Trump signed a “phase one” trade agreement with China, which is to take effect within 30 days of its signing. The agreement includes a commitment by China to purchase agricultural products over the next two years, including distillers’ grains. The agreement will also provide U.S. manufacturers of DDGS with a streamlined process for registration and licensing in order to facilitate U.S. exports to China. While this agreement appears positive for the industry, there is no guarantee that the agreement will be fully implemented, nor is there a guarantee that exports to China return to pre-tariff levels.

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

Our agreements with Eco-Energy expire on December 31, 2020.  However, the agreements provide for automatic renewals for additional consecutive terms of one year unless terminated by either party by providing written notice to the other party at least 90 days prior to the end of the then-current term.

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

Generally, higher corn prices will produce lower profit margins and, therefore, negatively affect our financial performance.  If a period of high corn prices were to be sustained for some time, such pricing may reduce our ability to operate profitably because of the higher cost of operating our plants.  Because the market price of ethanol is not directly related to corn prices, we, like most ethanol producers, are not able to compensate for increases in the cost of corn through adjustments in our prices for our ethanol although we do tend to see increases in the prices of our distillers’ grains during times of higher corn prices. Given that ethanol sales comprise a majority of our revenues, our inability to adjust our ethanol prices can result in a negative impact on our profitability during periods of high corn prices.

Ethanol prices were slightly higher during fiscal year 2019 compared to fiscal year 2018.  Ethanol prices were higher during the fiscal year ended October 31, 2019 due to decreased ethanol stocks compared to the fiscal year ended October 31, 2018.  Management expects additional volatility for the price of ethanol in 2020.  According to EIA forecasts, ethanol production is projected to increase slightly in 2020, and demand is expected to remain steady. However, there is no guarantee that either of these patterns will occur. Due to tariffs and international competition, exports fell in 2019, and it appears unlikely that the export market will improve in 2020. U.S. gas demand decreased slightly year over year in 2019, while ethanol as a percentage of the fuel supply remained steady.  Ethanol consumption is projected to remain flat in 2020; however, there is no guarantee that this projection will be accurate. A decrease in demand for either gasoline or ethanol blends would adversely impact the price of ethanol, which could result in a material adverse effect on our business, results of operations and financial condition.

Sources and Availability of Raw Materials

The primary raw materials used in the production of ethanol at our plants are corn and natural gas. Our plants also require significant and uninterrupted amounts of electricity and water.

Corn

Ethanol production requires substantial amounts of corn. The cost of corn represented approximately 73.4%, 71.4%, and 72.2% of our cost of goods sold for the years ended October 31, 2019, 2018, and 2017, respectively. At GFE’s current production rate of approximately 62.8 million gallons of undenatured ethanol per year, the GFE plant requires approximately 21.0 million bushels of corn per year. The HLBE ethanol plant requires approximately 22.5 million bushels of corn per year to operate at its current production rate of approximately 65 million gallons of undenatured ethanol per year.

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

Since corn is the primary raw material we use to produce our products, the availability and cost of corn can have a significant impact on the profitability of our operations. Corn prices were higher during our 2019 fiscal year, as compared to our 2018 fiscal year, due to adverse weather conditions, which led to less supply. If we continue to experience unfavorable weather conditions during our 2020 fiscal year, the price we pay for corn and the availability of corn near our plants could be negatively impacted. If we experience a localized shortage of corn, we may be forced to purchase corn from producers who are farther away from our ethanol plants which can increase our transportation costs.

Utilities

Natural Gas

Natural gas is a significant input to our manufacturing process. The cost of natural gas represented approximately 5.6%, 6.0%, and 6.3%, of our cost of sales for the years ended October 31, 2019, 2018, and 2017, respectively.

We do not anticipate any problems securing the natural gas we require to continue to operate our plants at capacity during our 2020 fiscal year or beyond.  At GFE’s plant, we pay Center Point Energy/Minnegasco a per unit fee to move the natural gas through the pipeline, and we have guaranteed to move a minimum of 1,500,000 MMBTU annually through December 31, 2025, which is the ending date of the agreement.  GFE also has an agreement with Kinetic Energy Group.  On our behalf, Kinetic Energy Group procures contracts with various natural gas vendors to supply the natural gas necessary to operate the GFE plant.  We determined that sourcing our natural gas from a variety of vendors is more cost-efficient than using an exclusive supplier.

HLBE has a facilities agreement with Northern Border Pipeline Company, which allows HLBE to access an existing interstate natural gas pipeline located approximately 16 miles north from its plant.  HLBE has entered into a firm natural gas transportation agreement with its indirectly wholly owned subsidiary, Agrinatural.  Under the terms of the firm natural gas transportation agreement, Agrinatural will provide natural gas to the HLBE plant with a specified price per MMBTU for a term ending on October 31, 2021, with an automatic renewal option for an additional five year period.  HLBE also has a base agreement for the sale and purchase of natural gas with Constellation NewEnergy—Gas Division, LLC (“Constellation”). HLBE buys all of its natural gas from Constellation and this agreement runs through March 31, 2022.

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

Electricity

Our plants require a continuous supply of electricity.  We have agreements in place to supply electricity to our plants. Our GFE plant obtains electricity from Minnesota Valley Light and Power Cooperative, and our HLBE plant obtains electricity from Federated Rural Electric. We do not anticipate any problems securing the electricity that we require to continue to operate our plants at capacity during our 2020 fiscal year or beyond.

Water

We do not anticipate any problems securing the water that we require to continue to operate our plants at capacity during our 2020 fiscal year or beyond. GFE obtains the water necessary to operate its plant from the Minnesota River with an adjustable gravity-flow intake system.

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

Competition

Ethanol Competition

Domestic Competition

We sell our ethanol in a highly competitive market.  Ethanol is a commodity product where competition in the industry is predominantly based on price. On a national scale, we are in direct competition with numerous other ethanol producers.  According to the Renewable Fuels Association (“RFA”), there are approximately 199 biorefineries with a total nameplate capacity of approximately 16.9 billion gallons of ethanol per year, with an additional four plants under expansion or construction with capacity to produce an additional 183 million gallons.  However, the RFA estimates that approximately 5.4% of the ethanol production capacity in the U.S. was not operating as of its latest available data.

The following table identifies the top five largest ethanol producers in the U.S. along with their production capacities.

Nameplate Capacity
Company	(mmgy)
Valero Renewable Fuels	1,730
Archer Daniels Midland	1,716
Green Plains, Inc.	1,128
POET Biorefining	970
Flint Hills Resources LP	840

Source: Renewable Fuels Association

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

Local Competition

A majority of the U.S. ethanol plants, and therefore, the greatest number of gallons of ethanol production capacity, are concentrated in the corn-producing states of Iowa, Nebraska, Illinois, Indiana, Minnesota, South Dakota, Ohio, Wisconsin, Kansas, and North Dakota.  According to the RFA, Minnesota is one of the top producers of ethanol in the U.S. with 18 ethanol plants producing an aggregate of approximately 1.2 billion gallons of ethanol per year. Therefore, we face increased regional and local competition because of the location of our ethanol plant.

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

Distillers’ grains are primarily used as an animal feed, competing with other feed formulations using corn and soybean meal. As a result, we believe that distillers’ grains prices are positively impacted by increases in corn and soybean prices. In recent years, the U.S. ethanol industry has increased exports of distillers’ grains. However, exports of distillers’ grains fell in 2019 as compared to 2018, due partially to currency devaluation and related issues in Turkey, in addition to Chinese import duties on U.S. distillers’ grains. The decline in exports increases the domestic supply of distillers’ grains, which has a corresponding negative impact on the price of distillers’ grains as compared to a comparable volume of corn.  Continued decreases in distillers’ grains exports could result in increased competition among ethanol producers for sales of distillers’ grains and could negatively impact distillers’ grains prices in the U.S.

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

The RFS sets the statutory RVO for corn-based ethanol at 15 billion gallons beginning in 2016 and each year thereafter through 2022. On December 19, 2019, the EPA announced the final 2020 RVOs, setting the RVOs for conventional ethanol at 15.0 billion gallons, advanced biofules at 5.09 billion gallons and cellulosic ethanol at 0.59 billion gallons, for overall RVOs of 20.09 billion gallons for 2020. Although this final rule achieves the statutory RVO for conventional corn-based ethanol, it reduces the overall RVOs below the overall statutory level of 30 billion gallons.

On November 30, 2018, the EPA announced the final rule for 2019 RVOs, which was set at 15.0 billion gallons for corn-based ethanol. The 2019 final rule also set advanced biofuels at 4.92 billion gallons and cellulosic ethanol at 0.42 billion gallons, for overall RVOs of 19.92 billion gallons for 2019. While the 2019 final rule met the statutory RVO for conventional corn-based ethanol originally set by Congress, it fell substantially below the statutory RVO overall level of 28 billion gallons.

The following chart illustrates the potential U.S. ethanol demand based on the schedule of minimum usage established by the RFS program through the year 2022 (in billions of gallons):

						Maximum Amount of Corn-based
		Total Renewable Fuel	Cellulosic	Biodiesel	Advanced	Ethanol That Can Be Used to
Year	RVO Source	RVO	Ethanol RVO	RVO	Biofuel	Satisfy Total Renewable Fuel RVO
2017	RFS Statute	24.00	5.50	-	9.00	15.00
	EPA Final Rule(1)	19.28	0.31	2.00	4.28	15.00
2018	RFS Statute	26.00	7.00	-	11.00	15.00
	EPA Final Rule(2)	19.29	0.29	2.10	4.29	15.00
2019	RFS Statute	28.00	8.50	-	13.00	15.00
	EPA Final Rule(3)	19.92	0.42	2.10	4.92	15.00
2020	RFS Statute	30.00	10.50	-	15.00	15.00
	EPA Final Rule(4)	20.09	0.59	2.43	5.09	15.00
2021	RFS Statute	33.00	13.50	-	18.00	15.00
2022	RFS Statute	36.00	16.00	-	21.00	15.00

(1)Final EPA RFS RVOs for 2017 issued November 2016.

(2)Final EPA RFS RVOs for 2018 issued November 2017.

(3)Final EPA RFS RVOs for 2019 issued November 2018.

(4)Final EPA RFS RVOs for 2020 issued December 2019.

Ethanol production capacity exceeded the EPA’s 2018 and 2019 RVOs that could be satisfied by corn-based ethanol.  According to the RFS, if mandatory renewable fuel volumes are reduced by at least 20% for two consecutive years, the EPA is required to modify, or reset, statutory volumes through 2022. In October 2018, the Office of Management and Budget announced that the 20% thresholds “have been met or are expected to be met in the near future.” In May 2019, the EPA deliverd a proposed RFS “reset” rule to the Office of Management and Budget. If the statutory RVOs are reduced as a result of reset, it could have an adverse effect on the market price and demand for ethanol which would negatively impact our financial performance.

Beginning in January 2016, various ethanol and agricultural industry groups petitioned a federal appeals court to hear a legal challenge to of the EPA’s decision to reduce the total renewable fuel volume requirements for 2014-2016 through use of its “inadequate domestic supply” waiver authority.  On July 28, 2017, the U.S. Court of Appeals for the D.C. Circuit ruled in favor of the petitioners, concluding that the EPA erred in its exercise of “inadequate domestic supply” waiver authority by considering demand-side constraints. As a result, the Court vacated the EPA’s decision to reduce the total renewable fuel volume requirements for 2016, and remanded to the EPA to address the 2016 total renewable fuels volume requirements. In December 2019, the EPA announced that it is deferring action on this issue until an anticipated date in early 2020. While management believes the decision should benefit the ethanol industry overall by clarifying the EPA's waiver analysis is limited to consideration of supply-side factors only, no direct impact on the Company is expected from the decision.

Management anticipates that there will be further legal challenges to the EPA's reduction in the volume requirements, including the final rules for 2018, 2019, and 2020. However, if the EPA's decision to reduce the volume requirements under the RFS is allowed to stand, or if the volume requirements are further reduced, it could have an adverse effect on the market price and demand for ethanol which would negatively impact our financial performance.

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

Most ethanol that is used in the U.S. is sold in a blend called E10. E10 is a blend of 10% ethanol and 90% gasoline. E10 is approved for use in all standard vehicles. Estimates indicate that gasoline demand in the U.S. is approximately 140 billion gallons per year. Assuming that all gasoline in the U.S. is blended at a rate of 10% ethanol and 90% gasoline, the maximum demand for ethanol is 14.3 billion gallons per year.  This is commonly referred to as the “blend wall,” which represents a theoretical limit where more ethanol cannot be blended into the national gasoline pool. This is a theoretical limit because it is believed that it would not be possible to blend ethanol into every gallon of gasoline that is being used in the U.S. and it discounts the possibility of additional ethanol used in higher percentage blends such as E15 and E85. These higher percentage blends may lead to additional ethanol demand if they become more widely available and accepted by the market.

There is growing availability of E85 for use in flexible fuel vehicles, however it is limited due to lacking infrastructure. In addition, the industry has been working to introduce E15 to the retail market since the EPA approved its use vehicles model year 2001 and newer. However, widespread adoption of E15 is hampered by regulatory and infrastructure hurdles in many states, as well as consumer acceptance. Additionally, sales of E15 may be limited because: (i) it is not approved for use in all vehicles; (ii) the EPA requires a label that management believes may discourage consumers from using E15; and (iii) retailers may choose not to sell E15 due to concerns regarding liability. In addition, different gasoline blendstocks may have been required at certain times of the year in order to use E15 due to federal regulations related to fuel evaporative emissions. This prevented E15 from being used during certain times of the year in various states. However, on May 30, 2019, the EPA issued a final rule which allows E15 to be sold year-round. In June 2019, the American Fuel and Petrochemical Manufacturers association filed a lawsuit in the U.S. Court of Appeals for the District of Columbia challenging the final rule. Additionally, in August 2019, the Small Retailers Coalition filed a lawsuit in the U.S. Court of Appeals for the District of Columbia seeking review of the final rule. There is no guarantee that the final rule will be upheld. Legal challenges could create uncertainty for retailers desiring to implement or expand sales of E15. Additionally, although the year-round E15 rule is now final, there is no guarantee that retailers will implement the sale of year-round E15, nor is there a guarantee that the rule will result in an increase of ethanol sales.

Obligated parties use renewable identification numbers (“RINs”) to show compliance with RFS-mandated volumes. RINs are attached to renewable fuels by producers and detached when the renewable fuel is blended with transportation fuel or traded in the open market. The market price of detached RINs affects the price of ethanol in certain markets and influences the purchasing decisions by obligated parties. Under the RFS, small refineries may petition for and be granted temporary exemptions from the RVOs if they can demonstrate that compliance with the RVOs would cause disproportionate economic hardship. On December 19, 2019, the EPA released data on the number of waivers filed, which indicated that, as of December 19, 2019, 16 petitions for waivers for the 2019 compliance year have been received. For the 2018 compliance year, 42 petitions have been received. To date, the EPA has approved 31 petitions and denied 6 petitions, and 5 petitions have been declared ineligible or withdrawn. The 31 approved petitions have exempted approximately 1.43 billion RINs, which is approximately 13.42 billion gallons of gasoline and diesel, from meeting the RFS blending targets. The 35 approved petitions for compliance year 2017 exempted approximately 1.82 billion RINs, which is approximately 17.05 billion gallons of gasoline and diesel, from meeting the RFS blending targets. It is expected that additional petitions for waivers for the 2019 compliance year will be received by the EPA. It is also expected that the EPA will approve a significant number of these waiver petitions, thereby exempting a substantial number of gallons of gasoline and diesel from meeting the RFS blending targets. These exemptions decrease demand for our products, which negatively impacts ethanol prices and our profitability.

A proposed rule released by the EPA in October 2019 proposed changes intended to project the exempted volume of gasoline and diesel due to small refinery exemptions, regardless of whether such exemptions were actually granted after the annual rulemaking. However, the final rule released by the EPA in December 2019 provides that EPA will project exempt volumes based on a three-year average of the relief recommended by the Department of Energy (“DOE”) for years 2016-2018, rather than based on actual exemptions granted. For the 2016 compliance year, the EPA said the DOE’s recommended relief was approximately 440 million RINs. The EPA, however, actually granted waivers for approximately 790 million RINs. Similarly, the DOE’s 2017 compliance year recommendation was 1.02 billion RINs, as compared to the approximately 1.82 billion RINs granted waivers by the EPA. For the 2018 compliance year, the DOE recommended the EPA approve waivers for 840 million RINs, as compared to the approximately 1.43 billion RINs granted waivers by the EPA. The EPA’s final rule also announced its general policy approach with respect to small refinery waivers on a go-forward basis as consistent with DOE’s recommendations, where appropriate. The final rule fell short of the relief that was urged by ethanol producers. As a result, management expects that small refinery exemptions will continue to have a negative effect on demand for our products, ethanol prices, and our profitability.

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

In the fiscal year ended October 31, 2019, GFE and HLBE incurred costs and expenses of approximately $163,000 and $88,000, respectively, complying with environmental laws.  Although we have been successful in obtaining all of the permits currently required to operate our plants, any retroactive change in environmental regulations, either at the federal or state level, could require us to obtain additional or new permits or spend considerable resources in complying with such regulations. For the fiscal year ended October 31, 2018, GFE and HLBE incurred costs and expenses of approximately $102,000 and 133,000 respectively, and approximately $156,000 and $265,000, respectively, for the fiscal year ended October 31, 2017.

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

Exports to China have been negligible since the imposition of a 70% tariff in July 2018. It is unclear when the tariffs will be reduced, if ever, and therefore, this tariff is likely to continue to have a negative impact on the export market demand and prices for ethanol produced in the United States. Additionally, in September 2019, Brazil set its import quota at 187.5 million liters, or 49.5 million gallons, per quarter, before the imports become subject to the 20% tariff. This quota has resulted in decreases of ethanol exported to Brazil. The import quota and tariff may continue to have a negative impact on the export market demand and prices for ethanol produced in the United States.

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

Financial Information about Geographic Areas

All of our operations are domiciled in the U.S. All of the products sold to our customers for fiscal years 2019, 2018, and 2017 were produced in the U.S. and all of our long-lived assets are domiciled in the U.S.  We have engaged third-party professional marketers who decide where our products are marketed and we have no control over the marketing decisions made by our third-party professional marketers. These third-party marketers may decide to sell our products in countries other than the U.S.  However, we anticipate that our products will primarily be sold in the United States.

Investments

On November 1, 2016, we subscribed to purchase 1,500 capital units of Ring-neck Energy & Feed, LLC (“Ringneck”) at a price of $5,000 per unit for a total of $7,500,000.  We paid a down payment of $750,000 in connection with our subscription, and signed a promissory note for $6,750,000 for the remaining balance of the subscription. By letter dated July 12, 2017, GFE was notified of Ringneck’s acceptance of GFE’s subscription and that payment of the balance of GFE’s subscription due under the promissory note was due no later than August 2, 2017.  On August 2, 2017, GFE borrowed $7.5 million under its credit facility with Project Hawkeye, LLC (“Project Hawkeye”), an affiliate of Fagen, Inc., which is a member of GFE, and paid the remaining balance due on GFE’s subscription of $6,750,000 to Ringneck. Details of the Project Hawkeye credit facility are provided below in the section below entitled “PART II - ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Credit Arrangements.”  On June 10, 2019, we subscribed to purchase an additional 100 capital units of Ringneck at a price of $5,000 per unit for a total of $500,000.

Ringneck is a South Dakota limited liability company that has constructed an 80 million gallon per year ethanol manufacturing plant in outside of Onida, South Dakota in Sully County. Construction has reached substantial completion and the plant commenced operations in June 2019. GFE’s investment is sufficient to grant it the right to appoint one director to the board of directors of Ringneck, and GFE has appointed Steve Christensen, its CEO, to serve as its appointed director. The units we acquired in Ringneck are subject to restrictions on transfer; therefore, this should not be considered a liquid investment.  It may take a significant amount of time before we realize a return on our investment, if we realize a return on the investment at all.

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

On June 29, 2018, we subscribed to purchase 20 preferred membership units of Harvestone Group, LLC (“Harvestone”) at a price of $100,000 per unit for a total of $2,000,000. We paid the $2,000,000 in connection with our subscription, which is reflected in our investing cash flows. Harvestone is a Delaware limited liability company that provides ethanol marketing, logistics, and trading services. Harvestone’s headquarters are located in Franklin, Tennessee. Harvestone is owned by several other ethanol producers and other private investors and expects that its primary business will be marketing and trading for member and non-member ethanol producers. Marketing and trading operations commenced in January 2019. GFE’s investment was initially sufficient to grant it the right to appoint one advisor to the advisory committee to the managers of Harvestone, and GFE had appointed Erik Baukol, its Risk Manager, to serve as its appointed advisor. In October 2019, Harvestone and its members amended the Limited Liability Company Agreement of Harvestone, which resulted in the removal of GFE’s right to appoint an advisor to the advisory committee to the managers of Harvestone.

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

Management expects additional volatility for the price of ethanol in 2020.  Ethanol supply is expected to increase slightly in 2020, and demand is expected to remain steady in 2020, which may lead to market imbalances.  Due to tariffs and international competition, exports fell in 2019, and it appears unlikely that the export market will improve in 2020.  U.S. gas demand decreased slightly year over year in 2019, while ethanol as a percentage of the fuel supply remained steady. A decrease in demand for either gasoline or ethanol blends would adversely impact the price of ethanol, which could result in a material adverse effect on our business, results of operations and financial condition.

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

Historically, sales prices for distillers’ grains have been correlated with prices of corn. However, recently, the price increase for this co-product has lagged behind increases in corn prices. In addition, our distillers’ grains co-product competes with products made from other feedstocks, the cost of which may not have risen as corn prices have risen. Consequently, the price we may receive for distillers’ grains may not rise as corn prices rise, thereby lowering our cost recovery percentage relative to corn.

The prices of ethanol and distillers’ grains may decline as a result of trade barriers imposed by foreign countries with respect to ethanol and distillers’ grains originating in the U.S. and negatively affect our profitability.

An increasing amount of our industry’s products are being exported.  The U.S. ethanol industry was supported during our 2019 fiscal year with exports of ethanol which increased demand for our ethanol. However, these ethanol exports may not continue. If producers and exporters of ethanol and distillers’ grains are subjected to trade barriers when selling products to foreign customers, such as the tariffs and quotas currently in effect, there may be a reduction in the price of these products in the U.S.  Declines in the price we receive for our products will lead to decreased revenues and may result in our inability to operate the ethanol plant profitably.

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

We have a concentration of credit risk because GFE sells all of the ethanol, distillers’ grains, and corn oil produced to two customers and HLBE sells all of its ethanol, distillers’ grains, and corn oil produced to three customers. Although we typically receive payments timely and within the terms of our marketing agreements with these customers, we continually monitor this credit risk exposure. These customers accounted for approximately 100.0% of GFE’s revenue for the years ended October 31, 2019, 2018, and 2017, and approximately 96.8% and 98.0% of GFE’s outstanding accounts receivable balance at October 31, 2019 and 2018, respectively.  At HLBE, these customers accounted for approximately 97.5%, 98.3%, and 99.5% of HLBE’s revenue for the years ended October 31, 2019, 2018, and 2017, respectively, and approximately 98.1% and 95.6% of HLBE’s outstanding accounts receivable balance at October 31, 2019 and 2018, respectively.  The inability of a third party to pay our accounts receivable may cause us to experience losses and may adversely affect our liquidity and our ability to make our payments when due.

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

By statute, the RFS requires that 16.55 billion gallons be sold or dispensed in 2013, increasing to 36.0 billion gallons by 2022, but caps the amount of corn-based ethanol that can be used to meet the renewable fuels blending requirements at 15.0 billion gallons for 2015 and thereafter. On December 19, 2019, the EPA announced final RVO requirements for the RFS for calendar year 2020. The corn-based biofuel requirement was set at 15.0 billion gallons, equating to the statutory requirement level as originally set by Congress when the RFS was enacted. However, the overall RVOs were set at 20.09 billion gallons for 2020, more than 20% below the overall statutory level of 30 billion gallons, due to decreases in the RVOs for cellulosic ethanol and advanced biofuels.  The 2019 and 2018 standards were also more than 20% below the overall statutory level.

According to the RFS, if mandatory renewable fuel volumes are reduced by at least 20% for two consecutive years, the EPA is required to modify, or reset, statutory volumes through 2022. In October 2018, the Office of Management and Budget announced that the 20% thresholds “have been met or are expected to be met in the near future.” In May 2019, the EPA delivered a proposed RFS “reset” rule to the Office of Management and Budget. If the statutory RVOs are reduced as a result of reset, it could have an adverse effect on the market price and demand for ethanol which would negatively impact our financial performance. Current ethanol production capacity exceeds the 2020 RVO standard which can be satisfied by corn-based ethanol. Reduction of blending requirements could reduce the demand for and price of ethanol. If demand for ethanol decreases, it could materially adversely affect our business, results of operations and financial condition.

Additionally, opponents of ethanol such as large oil companies will likely continue their efforts to repeal or reduce the RFS through lawsuits or lobbying of Congress. Successful reduction or repeal of the blending requirements of the RFS could have an adverse effect on the market price and demand for ethanol which would negatively impact our financial performance.

Under the RFS, small refineries may petition for and be granted temporary exemptions from the RVOs if they can demonstrate that compliance with the RVOs would cause disproportionate economic hardship. On December 19, 2019, the EPA released data on the number of waivers filed, which indicated that, as of December 19, 2019, 16 petitions for waivers for the 2019 compliance year have been received. For the 2018 compliance year, 42 petitions have been received. To date, the EPA has approved 31 petitions and denied 6 petitions, and 5 petitions have been declared ineligible or withdrawn. The 31 approved petitions have exempted approximately 1.43 billion RINs, which is approximately 13.42 billion gallons of gasoline and diesel, from meeting the RFS blending targets. The 35 approved petitions for compliance year 2017 exempted approximately 1.82 billion RINs, which is approximately 17.05 billion gallons of gasoline and diesel, from meeting the RFS blending targets. It is expected that additional petitions for waivers for the 2019 compliance year will be received by the EPA. It is also expected that the EPA will approve a significant number of these waiver petitions, thereby exempting a substantial number of gallons of gasoline and diesel from meeting the RFS blending targets. These exemptions decrease demand for our products, which negatively impacts ethanol prices and our profitability.

A proposed rule released by the EPA in October 2019 proposed changes intended to project the exempted volume of gasoline and diesel due to small refinery exemptions, regardless of whether such exemptions were actually granted after the annual rulemaking. However, the final rule released by the EPA in December 2019 provides that EPA will project exempt volumes based on a three-year average of the relief recommended by the Department of Energy (“DOE”) for years

2016-2018, rather than based on actual exemptions granted. For the 2016 compliance year, the EPA said the DOE’s recommended relief was approximately 440 million RINs. The EPA, however, actually granted waivers for approximately 790 million RINs. Similarly, the DOE’s 2017 compliance year recommendation was 1.02 billion RINs, as compared to the approximately 1.82 billion RINs granted waivers by the EPA. For the 2018 compliance year, the DOE recommended the EPA approve waivers for 840 million RINs, as compared to the approximately 1.43 billion RINs granted waivers by the EPA. The EPA’s final rule also announced its general policy approach with respect to small refinery waivers on a go-forward basis as consistent with DOE’s recommendations, where appropriate. The final rule fell short of the relief that was urged by ethanol producers. It is likely that the EPA’s continued granting of small refinery exemptions will continue to have a negative effect on demand for our products, ethanol prices, and our profitability.

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

In addition, different gasoline blendstocks may have been required at certain times of the year in order to use E15 due to federal regulations related to fuel evaporative emissions. This prevented E15 from being used during certain times of the year in various states. However, on May 30, 2019, the EPA issued a final rule which allows E15 to be sold year-round. In June 2019, the American Fuel and Petrochemical Manufacturers association filed a lawsuit in the U.S. Court of Appeals for the District of Columbia challenging the final rule. Additionally, in August 2019, the Small Retailers Coalition filed a lawsuit in the U.S. Court of Appeals for the District of Columbia seeking review of the final rule. There is no guarantee that the final rule will be upheld. Legal challenges could create uncertainty for retailers desiring to implement or expand sales of E15. Additionally, although the year-round E15 rule is now final, there is no guarantee that retailers will implement the sale of year-round E15, nor is there a guarantee that the rule will result in an increase of ethanol sales.

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

ITEM 1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES.

Our Granite Falls ethanol plant is located approximately three miles east of Granite Falls, Minnesota in Chippewa County at the junction of Highways 212 and 23.  The plant’s address is 15045 Highway 23 SE, Granite Falls, Minnesota. The ethanol plant sits on approximately 200 acres. This site includes an administrative building which serves as our headquarters.  The site also includes corn, ethanol, and distillers’ grains handling facilities.  All of our tangible and intangible property, real and personal, serves as the collateral for our credit facilities with AgCountry Farm Credit Services, PCA (“AgCountry”).

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

HLBE’s wholly owned subsidiary’s, Agrinatural, property consists of 190 miles of distribution main pipelines and service pipelines, together with the associated easement and land rights, a town border station, meters and regulators, office and other equipment and construction in process. All of Agrinatural’s real property and assets are subject to mortgages in favor of HLBE as security for loan obligations owed to HLBE.

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

Fiscal Quarter	Low Per Unit Price	High Per Unit Price	Total Units Traded
2018 1st	$2,900	$3,100	26
2018 2nd	$3,130	$3,210	7
2018 3rd	$3,250	$3,500	29
2018 4th	$3,200	$3,200	5
2019 1st	$—	$—	—
2019 2nd	$3,200	$3,200	17
2019 3rd	$—	$—	—
2019 4th	$2,000	$2,400	15

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

Issuer Repurchases of Equity Securities

We did not make any repurchases of our units during fiscal year 2019.

Holders of Record

As of January 29, 2020, there were approximately 991 holders of record of our membership units.

As of October 31, 2019 and January 29, 2020, there were no outstanding options or warrants to purchase, or securities convertible for or into, our units.

Distributions

Granite Falls Energy

Distributions by GFE to its unit holders are in proportion to the number of units held by each unit holder.  A unit holder’s distribution is determined by multiplying the number of units by distribution per unit declared.  GFE’s board of governors has complete discretion over the timing and amount of distributions to our unit holders. However, GFE’s credit facility with AgCountry provides that we may not declare any distributions other than, for each fiscal year, one or more distributions up to an aggregate of 100% of the net profit (determined according to GAAP) for such fiscal year; provided that we are and will remain in compliance with all of the covenants, terms and conditions of the credit facility. If our financial performance and loan covenants permit, we expect to make future cash distributions at times and in amounts that will permit our members to make income tax payments, along with distributions in excess of these amounts. Cash distributions are not assured, however, and in the future, we may not be in a position to make distributions. Under Minnesota law, we cannot make a distribution to a member if, after the distribution, we would not be able to pay our debts as they become due or our liabilities, excluding liabilities to our members on account of their capital contributions, would exceed our assets.

Below is a table representing the cash distributions declared or paid to the members of Granite Falls Energy during the fiscal years ended October 31, 2019, 2018, and 2017. Based on the covenants discussed above, all of the below distributions were approved by our lender prior to distribution. No additional distributions were either declared or paid in 2019.

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

Below is a table representing the cash distributions declared or paid to HLBE’s members, as well as GFE’s share of the same, during the fiscal years ended October 31, 2019, 2018, and 2017. Based on the covenants discussed above, all of the below distributions were approved by HLBE’s lender prior to distribution. No additional distributions were either declared or paid in 2019.

		Distribution	Distributed to HLBE	Total Distribution
Date Declared to HLBE Members of Record:	Total Distribution	Per Unit	Members on:	to GFE:
December 21, 2017(1)	$8,572,532	$0.11	January 29, 2018	$4,342,341

(1)At the record date, GFE owned 24,475,824 Class A membership units and 15,000,000 Class B units of HLBE, or approximately 50.7% of the outstanding membership units of HLBE.

Unregistered Sales of Equity Securities

The Company had no unregistered sales of securities during fiscal year 2019.

Securities Authorized for Issuance Under Equity Compensation Plans

As of the date of this annual report, we had no “equity compensation plans” (including individual equity compensation arrangements) under which any of our equity securities are authorized for issuance.

Performance Graph

The following graph shows a comparison of cumulative total member return since October 31, 2014, calculated on a dividend reinvested basis, for the Company, the NASDAQ Composite Index (the “NASDAQ”) and an index of other companies that have the same SIC code as the Company (the “SIC Code Index”). The graph assumes $100 was invested in each of the Company’s units, the NASDAQ, and the Industry Index on October 31, 2014. Data points on the graph are annual. Note that historic stock price performance is not necessarily indicative of future unit price performance.

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

ITEM 6.  SELECTED FINANCIAL DATA

The following table presents selected consolidated financial and operating data as of the dates and for the periods indicated.  The following information includes consolidated financial and operating data for the fiscal years 2019, 2018, 2017, 2016, and 2015. The selected consolidated balance sheet financial data as of October 31, 2019 and 2018 and the selected consolidated statement of operations data and other financial data for each of the years in the three-year period ended October 31, 2019 have been derived from the audited consolidated financial statements included elsewhere in this Form 10-K.  The selected consolidated balance sheet financial data as of October 31, 2017, 2016 and 2015 and the selected consolidated statement of operations data and other financial data for the years ended October 31, 2016 and 2015 have been derived from our audited consolidated financial statements that are not included in this Form 10-K. The consolidated financial statements consolidate the operating results and financial position of GFE and its wholly owned subsidiary, Project Viking, which owns 50.7% of HLBE at October 31, 2019. The remaining approximately 49.3% ownership of HLBE is included in the consolidated financial statements as a non-controlling interest. This selected consolidated financial data should be read in conjunction with “ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” and the consolidated financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K. Among other things, those financial statements include more detailed information regarding the basis of presentation for the following consolidated financial data (amounts in thousands, except per unit data and unless context otherwise requires).

Statement of Operations Data for the
fiscal year ended October 31,	2019	2018	2017	2016	2015
Revenues	$208,777	$210,312	$215,782	$215,526	$231,255
Cost of Goods Sold	212,560	200,727	194,683	198,627	208,654
Gross Profit (Loss)	(3,783)	9,585	21,099	16,899	22,601
Operating Expenses	6,493	6,284	6,168	5,326	5,176
Operating Income (Loss)	(10,276)	3,301	14,931	11,573	17,425
Other Income (Expense)	(745)	75	190	(345)	(478)
Net Income (Loss)	(11,021)	3,376	15,121	11,228	16,947
Net (Income) Loss Attributable to Non-controlling Interest	2,630	(512)	(3,636)	(2,505)	(3,360)
Net Income (Loss) Attributable to Granite Falls Energy, LLC	$(8,391)	$2,864	$11,485	$8,723	$13,587
Amounts Attributable to Granite Falls Energy, LLC:
Weighted Average Units Outstanding - Basic and Diluted	30,606	30,606	30,606	30,606	30,606
Net Income (Loss) Per Unit - Basic and Diluted	$(274.16)	$93.58	$375.26	$285.00	$443.92
Distributions Per Unit	$40.00	$385.00	$365.00	$315.00	$1,050.00

Balance Sheet Data at October 31,	2019	2018	2017	2016	2015
Current Assets	$36,163	$38,608	$45,203	$40,349	$35,513
Property and Equipment, net	58,269	66,676	72,271	78,968	84,304
Goodwill	1,373	1,372	1,372	1,372	1,372
Investments	9,328	9,500	7,500	—	—
Other Assets	922	705	744	782	822
Total Assets	$106,055	$116,861	$127,090	$121,471	$122,011

Current Liabilities	$13,355	$12,132	$8,980	$14,337	$9,139
Long-Term Debt, less current portion	6,639	7,799	8,466	1,393	6,712
Other Long-Term Liabilities	1,376	—	—	—	—
Members' Equity Attributable to Granite Falls Energy, LLC	65,469	75,084	83,999	83,685	84,603
Non-controlling interest	19,216	21,846	25,645	22,056	21,557
Total Members' Equity	84,685	96,930	109,644	105,741	106,160
Total Liabilities and Members' Equity	$106,055	$116,861	$127,090	$121,471	$122,011

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

We prepared the following discussion and analysis to help readers better understand our financial condition, changes in our financial condition, and results of operations for the fiscal year ended October 31, 2019.  This discussion should be read in conjunction with the consolidated financial statements included herewith and notes to the consolidated financial statements thereto and the risk factors contained herein.

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

Beginning December 11, 2019, HLBE also owns, indirectly, a 100% interest in Agrinatural, which is a natural gas distribution and sales company located in Heron Lake, Minnesota that owns approximately 190 miles of natural gas pipeline and provides natural gas to HLBE’s ethanol plant and other commercial, agricultural and residential customers through a connection with the natural gas pipeline facilities of Northern Border Pipeline Company.  Agrinatural's revenues are generated through natural gas distribution fees and sales. At October 31, 2019, HLBE held a 73% controlling interest in Agrinatural.

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

Plan of Operations Through October 31, 2020

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

The Company, and the ethanol industry as a whole, experienced significant adverse conditions throughout most of 2018 and into 2019 as a result of industry-wide record low ethanol prices due to reduced demand and high industry inventory levels. These factors resulted in prolonged negative operating margins, significantly lower cash flow from operations and substantial net losses. We expect to have sufficient cash generated by continuing operations and availability on our credit facility to fund our operations at our plants.  However, should we experience unfavorable operating conditions in the ethanol industry that prevent us from profitably operating our plants, we may need to seek additional funding.

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

For the fiscal year ended October 31, 2019 compared to fiscal year ended October 31, 2018, our average price per gallon of ethanol sold increased by approximately 2.4%. However, the average price per gallon of ethanol sold for the fiscal year ended October 31, 2019 was approximately 9.4% lower than the average price per gallon of ethanol sold for the fiscal year ended October 31, 2017. There has been decreased production of ethanol, and gasoline demand has been flat. Additionally, the increase in approved economic hardship exemptions from the RVOs has recently effectively lowered the RVOs by a significant number of gallons of domestic demand. If this trend continues, it may continue to negatively impact the U.S. ethanol market. Management believes that the ethanol outlook moving into fiscal year 2020 will remain relatively flat and our margins will remain tight due to higher corn prices and relatively flat gasoline demand.

In recent years, exports of ethanol have been increasing; however, exports fell slightly during the 2019 fiscal year compared to the 2018 fiscal year. Export demand for ethanol is less consistent compared to domestic demand which can lead to ethanol price volatility. During 2017, Brazil and China adopted import quotas and/or tariffs on the importation of ethanol which are expected to continue to negatively impact U.S. exports. China, the number three importer of U.S. ethanol in 2016, has imported negligible volumes since imposing a 30% tariff on U.S. and Brazil fuel ethanol on January 1, 2017 (which was subsequently increased to 45% in April 2018, and then again increased to 70% in July 2018).

On September 1, 2017, Brazil’s Chamber of Foreign Trade imposed a 20% tariff on U.S. ethanol imports in excess of 150 million liters, or 39.6 million gallons, per quarter. The tariff was rewnewed in September 2019, but the import quota was raised to 187.5 million liters, or 49.5 million gallons, per quarter. U.S. exports to Brazil have decreased from our 2018 fiscal year to our 2019 fiscal year. This tariff may continue to have a negative impact on the export market demand and prices for ethanol produced in the United States. Any decrease in U.S. ethanol exports could adversely impact the market price of ethanol unless domestic demand increases or foreign markets are developed.

Corn prices trended upward during fiscal year 2019, but began trending slightly downward during the fourth quarter of fiscal year 2019. The latest estimates of supply and demand provided by the U.S. Department of Agriculture (“USDA”) estimate the 2018-19 ending corn stocks at approximately 2.1 billion bushels, and project the 2019-2020 corn supply at approximately 15.8 billion bushels, which is less than the 2018-2019 supply, with corn consumption for ethanol and co-products steady at approximately 5.3 billion bushels, suggesting higher corn prices into the first half of fiscal 2020. Weather, world supply and demand, current and anticipated stocks, agricultural policy and other factors can contribute to volatility in corn prices. If corn prices rise, it will have a negative effect on our operating margins unless the price of ethanol and distillers grains out paces rising corn prices.

Distillers’ grains prices increased in 2019 over 2018, due to decreased supply as a result of decreased production. Top export markets include Mexico, Japan, Canada, Colombia, China, and South Korea. Of note, however, is that export demand from China, historically one of the largest importers of U.S. produced distillers grains, has significantly declined. In 2017, China imposed significant anti-dumping and anti-subsidies on distillers’ grains imported from the U.S. which resulted in significant declines in exports of U.S. distillers’ grains to China. The anti-dumping tariffs range from 42.2% to 53.7% and the anti-subsidy tariffs range from 11.2% to 12%. The imposition of these duties has resulted in a significant decline in demand from this top importer requiring U.S. producers to seek out alternative markets.  Exports to China are substantially below the pre-tariff export levels. There is no guarantee that distillers’ grains exports to China will return to pre-tariff levels.

Management anticipates distillers’ grains prices will remain steady during our 2020 fiscal year, unless additional domestic demand or other foreign markets develop. Domestic demand for distillers’ grains could remain low if corn prices decline and end-users switch to lower priced alternatives.

Although our corn oil prices improved slightly year over year, corn oil prices as a whole have been adversely impacted during the last few years by oversupply of corn oil due to the substantial increase in corn oil production. Additionally, corn oil prices have been impacted by the oversupply of soybeans and the resulting lower price of soybean oil which competes with corn oil for biodiesel production. In December 2019, legislation was signed extending the $1.00 per-gallon biodiesel blender tax credit retroactively to January 1, 2018, and through December 31, 2022.

Given the inherent volatility in ethanol, distillers’ grains, non-food grade corn oil, grain and natural gas prices, we cannot predict the likelihood that the spread between ethanol, distillers’ grains, non-food grade corn oil and grain prices in future periods will be consistent compared to historical periods.

Results of Operations for the Fiscal Years Ended October 31, 2019 and 2018

The following table shows the results of our operations and the percentage of revenues, costs of goods sold, operating expenses and other items to total revenues in our audited consolidated statements of operations for the fiscal years ended October 31, 2019 and 2018 (amounts in thousands):

	Fiscal Year Ended October 31,
	2019		2018
Statement of Operations Data	Amount	%	Amount	%
Revenue	$208,777	100.0%	$210,312	100.0%
Cost of Goods Sold	212,560	101.8%	200,727	95.4%
Gross Profit (Loss)	(3,783)	(1.8)%	9,585	4.6%
Operating Expenses	6,493	3.1%	6,284	3.0%
Operating Income (Loss)	(10,276)	(4.9)%	3,301	1.6%
Other Income (Expense), net	(745)	(0.4)%	75	—%
Net Income (Loss)	(11,021)	(5.3)%	3,376	1.6%
Less: Net (Income) Loss Attributable to Non-controlling Interest	2,630	1.3%	(512)	(0.2)%
Net Income (Loss) Attributable to Granite Falls Energy, LLC	$(8,391)	(4.0)%	$2,864	1.4%

Revenues

Our revenues from operations come from three primary sources: sales of fuel ethanol, sales of distillers’ grains and sales of corn oil. Our remaining consolidated revenues are attributable to miscellaneous other revenue from incidental sales of corn syrup at HLBE’s plant and revenues generated from natural gas pipeline operations at Agrinatural, of which HLBE owned a 73.0% controlling interest at October 31, 2019.

The following table shows the sources of our consolidated revenue and the approximate percentage of revenues from those sources to total revenues in our audited consolidated statements of operations for the fiscal year ended October 31, 2019 (amounts in thousands):

	Fiscal Year Ended October 31, 2019
Revenue Sources	Sales Revenue	% of Total Revenues
Ethanol sales	$161,590	77.4%
Distillers' grains sales	37,046	17.8%
Corn oil sales	7,586	3.6%
Miscellaneous other	2,555	1.2%
Total Revenues	$208,777	100.0%

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

Our total consolidated revenues decreased by approximately 0.7% for the fiscal year ended October 31, 2019, as compared to the fiscal year 2018, primarily due to decreases in production of ethanol, distillers’ grains, and corn oil and a decrease in average price received for our distillers’ grains, which were partially mitigated by an increase in average price received for our ethanol and corn oil.

 The following table reflects quantities of our three primary products sold and the average net prices received for the fiscal years ended October 31, 2019 and 2018 (quantities in thousands):

	Fiscal Year Ended October 31, 2019		Fiscal Year Ended October 31, 2018
Product	Quantity Sold	Avg. Net Price	Quantity Sold	Avg. Net Price
Ethanol (gallons)	128,262	$1.26	129,935	$1.23
Distillers' grains (tons)	289	$128.25	309	$129.14
Corn oil (pounds)	30,907	$0.25	34,606	$0.24

Ethanol

Total revenues from sales of ethanol increased by approximately 1.0% for fiscal year 2019 compared to the fiscal year 2018 due primarily to an approximately 2.4% increase in the average price per gallon we received for our ethanol, mitigated slightly by an approximately 1.3% decrease in the volumes sold from period to period. We  sold fewer ethanol gallons during fiscal year 2019 as compared to fiscal year 2018 primarily due to decreases in ethanol production at the GFE and HLBE plants. Ethanol production was lower at our plants compared to the prior year as a result of slight production slowdowns due to lower corn supply availability.  We are currently operating our plants above their respective nameplate capacities. Management anticipates relatively stable ethanol production and sales during our 2020 fiscal year.

The increase in the price of ethanol was due to decreased ethanol stocks compared to the fiscal year ended October 31, 2018. In addition, because ethanol prices are typically directionally consistent with changes in corn prices, higher corn prices pushed the price of ethanol slightly higher.

We occasionally engage in hedging activities with respect to our ethanol sales. We recognize the gains or losses that result from the changes in the value of these derivative instruments in revenues as the changes occur. At October 31, 2019, GFE had fixed and basis contracts for forward ethanol sales for various delivery periods through December 2019 valued at approximately $14.9 million, and HLBE had fixed and basis contracts for forward ethanol sales for various delivery periods through December 2019 valued at approximately $13.5 million. Separately, ethanol derivative instruments resulted in a gain of approximately $220,000 during the fiscal year ended October 31, 2019, and a gain of approximately $108,000 during the fiscal year ended October 31, 2018.

Distillers’ Grains

Total revenues from sales of distillers’ grains decreased approximately 7.1% for fiscal year 2019 compared to fiscal year 2018. The decrease in distillers' grains revenues is primarily attributable to an approximately 6.5% decrease in the tons of distillers’ grains sold during fiscal year 2019 compared to fiscal year 2018, coupled with an approximately 0.7% decrease in the average price per ton we received for our distillers’ grains from period to period.

The decrease in the market price of distillers’ grains is due to decreased demand and lower prices in soybean meal, which is a competitive product to distillers’ grains. The decrease in total tons of distillers’ grains sold during fiscal year 2019 compared to the fiscal year 2018 was due to an approximately 10.6% decrease in distillers’ grains produced at HLBE’s plant and an approximately 2.0% decrease in distillers’ grain production at the GFE plant. The decreases in tons produced at both the GFE and HLBE plants was due to overall decreased production at both plants, in addition to improved efficiencies of the conversion of corn into ethanol, leading to less production of co-products such as distillers’ grains at the GFE plant. Management anticipates relatively stable distillers’ grains production going forward.

At October 31, 2019, GFE had forward contracts to sell approximately $972,000 of distillers’ grains for delivery through November 2019, and HLBE had forward contracts to sell approximately $1.3 million of distillers’ grains for delivery through January 2020.

Corn Oil

Separating the corn oil from our distillers’ grains decreases the total tons of distillers’ grains that we sell; however, our corn oil has a higher per ton value than our distillers’ grains. Total revenues from sales of corn oil decreased by approximately 7.9% for fiscal year 2019 compared to the fiscal year 2018. This decrease is attributable to an approximately 10.7% decrease in pounds sold from period to period, mitigated slightly by an approximately 3.1% increase in the average price per pound of corn oil sold from period to period.

Management attributes the decrease in corn oil sales during fiscal year 2019 as compared to 2018 primarily to decreased production at the plants. Management expects our corn oil production will be relatively stable going forward.

Although management believes that corn oil prices will remain relatively steady, prices may decrease if there is an oversupply of corn oil production resulting from increased production rates at ethanol plants or if biodiesel producers begin to utilize lower-priced alternatives such as soybean oil or if biodiesel blenders’ tax credit is not renewed and biodiesel production declines.

At October 31, 2019, GFE had forward corn oil sales contracts to sell approximately $333,000 for delivery through November 2019, and HLBE had forward corn oil sales contracts to sell approximately $468,000 for delivery through December 2019.

Cost of Goods Sold

Our cost of goods sold increased by approximately 5.9% for the fiscal year ended October 31, 2019, as compared to the fiscal year ended October 31, 2018. Cost of goods sold, as a percentage of revenues, also increased to approximately 101.8% for the fiscal year ended October 31, 2019, as compared to approximately 95.4% for the 2018 fiscal year due to a narrower margin between the price of ethanol and the price of corn.  Approximately 90% of our total costs of goods sold is attributable to ethanol production. As a result, the cost of goods sold per gallon of ethanol produced for the fiscal year ended October 31, 2019 was approximately $1.49 per gallon of ethanol sold compared to approximately $1.39 per gallon of ethanol produced for the fiscal year ended October 31, 2018.

The following table shows the costs of corn and natural gas (our two largest single components of costs of goods sold), as well as all other components of cost of goods sold, which includes processing ingredients, electricity, and wages, salaries and benefits of production personnel, and the approximate percentage of costs of those components to total costs of goods sold in our audited consolidated statements of operations for the fiscal year ended October 31, 2019 (amounts in thousands):

	Fiscal Year Ended October 31, 2019
	Cost	% of Cost of Goods Sold
	(in thousands)
Corn costs	$156,120	73.4%
Natural gas costs	11,867	5.6%
All other components of costs of goods sold	44,573	21.0%
Total Cost of Goods Sold	$212,560	100.0%

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

Corn Costs

Our cost of goods sold related to corn increased approximately 8.9% for our 2019 fiscal year compared to our 2018 fiscal year, due primarily to an approximately 12.6% increase in the average price per bushel paid for corn from period to period, which was slightly offset by an approximately 3.3% decrease in the number of bushels of corn processed from period to period. The corn-ethanol price spread (the difference between the price per gallon of ethanol and the price per bushel of grain divided by 2.8) for our 2019 fiscal year was approximately $0.12 less than the corn-ethanol price spread we experienced for same period of 2018.

The increase in our cost per bushel of corn was primarily related to higher market corn prices due to adverse weather conditions and strong demand. Due to projected decreased corn stocks and strong demand, management anticipates that corn prices will remain steady during our first half of the 2020 fiscal year.

For our fiscal years ended October 31, 2019 and 2018, our plants processed approximately 42.9 million and 44.4 million bushels of corn, respectively.  Management anticipates consistent corn consumption during our 2020 fiscal year compared to our 2019 fiscal year provided that we can achieve positive operating margins that allow us to continue to operate the ethanol plants at capacity.

From time to time we enter into forward purchase contracts for our corn purchases. At October 31, 2019, GFE had forward corn purchase contracts for approximately 3.3 million bushels for deliveries through December 2022 and HLBE had forward corn purchase contracts for approximately 740,000 bushels for deliveries through December 2021. Comparatively, at October 31, 2018, GFE had forward corn purchase contracts for approximately 3.2 million bushels for various delivery periods through December 2021, and HLBE had forward corn purchase contracts for approximately 2.3 million bushels for various delivery periods through October 2019.

Our corn derivative positions resulted in gains of approximately $1.1 million and $2.1 million for the fiscal years ended October 31, 2019 and 2018, respectively, which decreased cost of goods sold. We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn in cost of goods sold as the changes occur.  As corn prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance. We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.

Natural Gas Costs

For our 2019 fiscal year, we experienced a decrease of approximately 1.3% in our overall natural gas costs compared to our 2018 fiscal year.  Management attributes the slight decrease in price to increased natural gas supply.  However, management also anticipates higher natural gas prices during the winter months due to the typical seasonal natural gas cost increases experienced during the winter months.

From time to time we enter into forward purchase contracts for our natural gas purchases. Our natural gas derivative positions resulted in no gain or loss for the fiscal year ended October 31, 2019 and a loss of approximately $1,600 for the fiscal year ended October 31, 2018, which had no effect on costs of goods sold and increased cost of goods sold, respectively.  We recognize the gains or losses that result from the changes in the value of our derivative instruments from natural gas in cost of goods sold as the changes occur.

Operating Expense

Operating expenses include wages, salaries and benefits of administrative employees at the plants, insurance, professional fees and similar costs.  Operating expenses as a percentage of revenues rose slightly to 3.1% of revenues for our fiscal year ended October 31, 2019 compared to 3.0% of revenues for our fiscal year ended October 31, 2018. This increase is primarily due to lower revenues.

Our efforts to optimize efficiencies and maximize production may result in a decrease in our operating expenses on a per gallon basis. However, because these expenses generally do not vary with the level of production at the plant, we expect our operating expenses to remain relatively steady throughout the 2020 fiscal year.

Operating Income (Loss)

Our operating income decreased by approximately $13.6 million for our fiscal year ended October 31, 2019 compared to fiscal year 2018. This decrease resulted largely from increased prices for corn and and the narrowing of margins of our ethanol production.

Other Income (Expense), Net

We had net other expense for our fiscal year ended October 31, 2019 of approximately $745,000 compared to net other income of approximately $75,000 for our fiscal year ended October 31, 2018. We had less other income during fiscal year 2019 compared to fiscal year 2018 due primarily to an approximately $672,000 net loss on investments, increased interest expense, and less patronage received during the 2019 fiscal year compared to the 2018 fiscal year.

Results of Operations for the Fiscal Years Ended October 31, 2018 and 2017

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our audited consolidated  statements of operations for the fiscal years ended October 31, 2018 and 2017 (amounts in thousands):

	Fiscal Year Ended October 31,
	2018		2017
Statement of Operations Data	Amount	%	Amount	%
Revenue	$210,312	100.0%	$215,782	100.0%
Cost of Goods Sold	200,727	95.4%	194,683	90.2%
Gross Profit	9,585	4.6%	21,099	9.8%
Operating Expenses	6,284	3.0%	6,168	2.9%
Operating Income	3,301	1.6%	14,931	6.9%
Other Income, net	75	—%	190	0.1%
Net Income	3,376	1.6%	15,121	7.0%
Less: Net Income Attributable to Non-controlling Interest	(512)	(0.2)%	(3,636)	(1.7)%
Net Income Attributable to Granite Falls Energy, LLC	$2,864	1.4%	$11,485	5.3%

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

Our total consolidated revenues decreased by approximately 2.5% for the fiscal year ended October 31, 2018, as compared to the fiscal year 2017, primarily due to decreases in the average price realized for our ethanol and corn oil, which were partially mitigated by increases in average price realized for our distillers’ grains.

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

Ethanol

Total revenues from sales of ethanol decreased by approximately 8.6% for fiscal year 2018 compared to the fiscal year 2017 due primarily to an approximately 11.1% decrease in the average price per gallon we received for our ethanol, mitigated slightly by an approximately 2.8% increase in the volumes sold from period to period. We sold more ethanol gallons during fiscal year 2018 as compared to fiscal year 2017 primarily due to the timing of ethanol shipments and increases in ethanol production at the GFE and HLBE plants. Ethanol production was higher at our plants compared to the prior year due to capital improvements we are making at our plants designed to increase ethanol production.

Our ethanol derivative instruments resulted in a gain of approximately $108,000 during the fiscal year ended October 31, 2018, and a loss of approximately $415,000 during the fiscal yeas ended October 31, 2017.

Distillers’ Grains

Total revenues from sales of distillers’ grains increased approximately 36.3% for fiscal year 2018 compared to fiscal year 2017.  The decline in distillers' grains revenues is primarily attributable to an approximately 35.1% increase in the average price per ton we received for our distillers’ grains from period to period, coupled with an approximately 0.9% increase in the tons of distillers’ grains sold during fiscal year 2018 compared to fiscal year 2017.

The increase in the market price of distillers’ grains was due to higher demand, particularly from Vietnam, the European Union, Thailand, and South Korea. The increase in total tons of distillers’ grains sold during fiscal year 2018 compared to the fiscal year 2017 was due to an approximately 1.4% increase in distillers’ grains produced at HLBE’s plant, offset by an approximately 1.0% decrease in distillers’ grains production at the GFE plant. The decrease in tons produced at the GFE plant was due primarily to improved efficiencies of converting corn into ethanol which leads to less production of co-products such as distillers’ grains. GFE also increased the amount of corn oil it was extracting from our distillers’ grains during our 2018 fiscal year which reduced the total tons of distillers’ grains we had available for sale. The increase in tons produced at the HLBE plant was due primarily to an increase in distillers’ grains yield from period to period.

Corn Oil

Total revenues from sales of corn oil decreased by approximately 15.1% for fiscal year 2018 compared to the fiscal year 2017. This decrease is attributable to an approximately 13.5% decrease in the average price we received per pound of corn oil sold during fiscal year 2018 compared to fiscal year 2017, coupled with an approximately 1.8% decrease in pounds sold from period to period.

Cost of Goods Sold

Our cost of goods sold increased by approximately 3.1% for the fiscal year ended October 31, 2018, as compared to the fiscal year ended October 31, 2017. Our cost of goods sold as a percentage of revenues also increased to approximately 95.4% for the fiscal year ended October 31, 2018, as compared to approximately 90.2% for the 2017 fiscal year due to a wider margin between the price of ethanol and the price of corn.  Approximately 90% of our total costs of goods sold is attributable to ethanol production. As a result, the cost of goods sold per gallon of ethanol produced for the fiscal years ended October 31, 2018 and 2017 was approximately $1.39 per gallon of ethanol sold.

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

Corn Costs

Our cost of goods sold related to corn increased approximately 2.1% for our 2018 fiscal year compared to our 2017 fiscal year, due primarily to an approximate 1.4% increase in the number of bushels of corn processed, coupled with an approximate 0.6% increase in the average price per bushel paid for corn from period to period. The corn-ethanol price spread (the difference between the price per gallon of ethanol and the price per bushel of grain divided by 2.8) for our 2018 fiscal year was approximately $0.16 less than the corn-ethanol price spread we experienced for same period of 2017.

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

Operating Income

Our operating income decreased by approximately $11.6 million for our fiscal year ended October 31, 2018 compared to fiscal year 2017. This decrease resulted largely from decreased prices for our ethanol relative to the price of corn and the narrowing of margins in our ethanol production segment.

Other Income, Net

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

Changes in Financial Condition at October 31, 2019 and 2018

The following table highlights the changes in our financial condition at October 31, 2019 compared to October 31, 2018 (amounts in thousands):

	October 31, 2019	October 31, 2018
Current Assets	$36,163	$38,608
Total Assets	$106,055	$116,861
Current Liabilities	$13,355	$12,132
Long-Term Debt, less current portion	$6,639	$7,799
Other Long-Term Liabilities	$1,376	$—
Members' Equity attributable to Granite Falls Energy, LLC	$65,469	$75,084
Non-controlling Interest	$19,216	$21,846

The decrease in total assets at October 31, 2019 compared to the prior year is primarily due to an approximately $8.4 million decrease in property and equipment and an approximately $2.4 million decrease in current assets, which was primarily due to an approximately $1.4 million decrease in cash on hand and an approximately $1.1 million decrease in inventory.

Total current liabilities increased by approximately $1.2 million at October 31, 2019 compared to October 31, 2018. This increase was mainly due to increases in current maturities of long-term debt of approximately $746,000 and accounts payable of approximately $1.1 million. These increases were partially offset by a decrease in accrued expenses of approximately $607,000.

Long-term debt totaled approximately $6.6 million at October 31, 2019, which is approximately $1.2 million less than our long-term debt at October 31, 2018. The decrease is primarily due to scheduled payments of the Company’s outstanding debt obligations and timing of future scheduled payments.

Our other long-term liabilities increased by approximately $1.4 million at October 31, 2019 compared to October 31, 2018. The increase is due to rail car rehabilitation costs recorded for fiscal year 2019.

Members’ equity attributable to Granite Falls Energy, LLC at October 31, 2019 decreased by approximately $9.6 million compared to October 31, 2018. The decrease was due to net loss attributable to Granite Falls Energy, LLC of approximately $8.4 million, coupled with distributions to our members of approximately $1.2 million during January 2019.

Non-controlling interest totaled approximately $19.2 million at October 31, 2019. This is directly related to recognition of the approximately 49.3% noncontrolling interest in HLBE at October 31, 2019.

Liquidity and Capital Resources

Our principal sources of liquidity consist of cash provided by operations, cash on hand, and available borrowings under our credit facility with AgCountry and Compeer.  Our principal uses of cash are to purchase raw materials necessary to operate the ethanol plants and capital expenditures to maintain and upgrade our plants, and to make distribution payments to our members. GFE’s grain storage expansion project and HLBE’s RTO replacement projects were funded from current earnings from operations.

We do not currently anticipate any significant purchases of property and equipment that would require us to secure additional capital in the next twelve months. For our 2020 fiscal year, we anticipate completion of several small capital projects to maintain current plant infrastructure and improve operating efficiency.  We expect to have sufficient cash generated by continuing operations and current lines of credit to fund our operations and complete our capital expenditures during our 2020 fiscal year and beyond.

Management continues to evaluate conditions in the ethanol industry and explore opportunities to improve the efficiency and profitability of our operations which may require additional capital to supplement cash generated from operations and our current lines of credit.

Year Ended Compared October 31, 2019 to Year Ended October 31, 2018

The following table summarizes our sources and uses of cash and equivalents from our audited consolidated statements of cash flows for the fiscal years ended October 31, 2019 and 2018 (amounts in thousands):

	2019	2018
Net cash provided by operating activities	$1,967	$15,366
Net cash used in investing activities	$(1,655)	$(5,669)
Net cash used in financing activities	$(1,639)	$(16,529)
Net decrease in cash and restricted cash	$(1,327)	$(6,832)

Operating Cash Flows

During the fiscal year ended October 31, 2019, net cash provided by operating activities decreased by approximately $13.4 million compared to the fiscal year ended October 31, 2018. This decrease was due primarily to an approximately $14.4 million decrease in net income.This was partially offset by changes in working capital items that had an approximate $1.0 million positive impact on comparative operating cash flows.

Investing Cash Flows

Cash used in investing activities was approximately $4.0 million less during fiscal year 2019 as compared to fiscal year 2018. During fiscal year 2019, we used approximately $500,000 of cash related to GFE’s subscription for its additional Ringneck investment, approximately $930,000 for capital expenditures at the GFE and HLBE plants, and approximately $225,000 for non-controlling interest redemption deposit. Comparatively, during fiscal year 2018, we used approximately $2.0 million of cash related to GFE’s subscription for its Harvestone investment, approximately $3.8 million for capital expenditures at the GFE and HLBE plants, and received proceeds from the disposal of assets totaling approximately $97,000.

Financing Cash Flows

We used approximately $14.9 million less for financing activities during fiscal year 2019 as compared to fiscal year 2018. For fiscal year 2019, we used cash to make distributions of approximately $1.2 million to our unit holders and to make payments on our-long term debt of approximately $414,000. In comparison, for fiscal year 2018, we used cash to make distributions of approximately $11.8 million to our unit holders, distributions of approximately $4.3 million to non-controlling interests, and payments of approximately $438,000 on HLBE’s long-term debt.

Year Ended October 31, 2018 Compared to Year Ended October 31, 2017

The following table summarizes our sources and uses of cash and equivalents from our consolidated statements of cash flows for the fiscal years ended October 31, 2018 and 2017 (amounts in thousands):

	2018	2017
Net cash provided by operating activities	$15,366	$23,750
Net cash used in investing activities	$(5,669)	$(9,819)
Net cash used in financing activities	$(16,529)	$(6,071)
Net increase (decrease) in cash	$(6,832)	$7,860

Operating Cash Flows

During the fiscal year ended October 31, 2018, net cash provided by operating activities decreased by approximately $8.5 million compared to the fiscal year ended October 31, 2017. This decrease was due primarily to an approximately $11.7 million decrease in net income, as well as decreases of approximately $3.3 million from period to period in various working capital items.

Investing Cash Flows

Cash used in investing activities was approximately $4.1 million less during fiscal year 2018, compared to fiscal year 2017. During fiscal year 2018, we used $2.0 million of cash related to GFE’s subscription for its Harvestone investment, approximately $3.8 million for capital expenditures at the GFE and HLBE plants, and received proceeds from the disposal of assets totaling approximately $97,000. Comparatively, during fiscal year 2017, we used approximately $7.5 million of cash related to GFE’s subscription for its Ringneck investment and approximately $2.3 million for capital expenditures at the GFE and HLBE plants.

Financing Cash Flows

We used approximately $10.5 million more for financing activities during fiscal year 2018 as compared to fiscal year 2017. For fiscal year 2018, we used cash to make distributions of approximately $11.8 million to our unit holders, distributions of approximately $4.3 million to non-controlling interests, and payments of approximately $438,000 on HLBE’s long-term debt.  In comparison, for fiscal year 2017, we used cash to make distributions of approximately $11.2 million to our unit holders, payments of approximately $1.9 million on checks drawn in excess of bank balances, payments of approximately $486,000 on HLBE’s long-term debt, and purchased approximately $47,000 of units in HLBE, which were offset by approximately $7.5 million in proceeds from GFE’s Project Hawkeye loan.

Credit Arrangements

Granite Falls Energy

Credit Arrangements with AgCountry

GFE has a credit facility with AgCountry Farm Credit Services, PCA (“AgCountry”) for which Co-Bank serves as the administrative agent.  The credit facility originally consisted of a long-term revolving term loan, with an aggregate principal commitment amount of $18,000,000 that reduced by $2,000,000 semi-annually beginning September 1, 2014, until final payment at maturity on March 1, 2018.  However, on September 8, 2017, GFE entered into amendment to the master loan agreement with AgCountry to amend the AgCountry credit facility to replace our long-term revolving loan with a seasonal revolving loan. In connection therewith, our revolving term loan was terminated, and we executed a revolving credit supplement to establish the seasonal revolving loan. GFE had no outstanding balance on the revolving term loan at its termination on September 8, 2017.

Under the seasonal revolving loan, GFE may borrow, repay, and re-borrow up to the aggregate principal commitment of $6.0 million until its maturity on October 1, 2020.  GFE had no outstanding balance on the seasonal revolving loan at October 31, 2019.  The aggregate principal amount available to GFE for additional borrowing was $6.0 million at October 31, 2019.

The seasonal revolving loan bears interest from the date funds are first advanced on the loan through maturity, at a rate per annum equal to the sum of (x) the One Month LIBOR Index Rate plus (y) 2.75% per annum. The interest rate was 4.52% at October 31, 2019.

GFE pays an unused commitment fee on the unused portion of the seasonal revolving loan commitment at the rate of 0.250% per annum. The credit facility with AgCountry is secured by substantially all of GFE’s assets.

GFE's credit facility with AgCountry is subject to numerous financial and non-financial covenants that limit distributions and debt and require minimum working capital, minimum local net worth, and debt service coverage ratio, including the following:

•

GFE may not create or incur any indebtedness except for debt to AgCountry, accounts payable to trade creditors, subordinated debt owed to Project Hawkeye, or debt to other lenders in an aggregate amount not exceed $750,000 without the consent of Co-Bank or AgCountry.

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

•

GFE may make member distributions of up to 75% of GFE’s net income without the consent of AgCountry provided GFE remains in compliance with its loan covenants following the distribution.  Any member distributions in excess of 75% of GFE’s net income must be pre-approved by AgCountry.

For the fiscal year ended October 31, 2019, GFE had an event of non-compliance with the debt service coverage ratio as defined in the credit facility. In December 2019, GFE received a waiver from its lender waiving this event of non-compliance. If market conditions deteriorate in the future, circumstances may develop which could result in us violating the financial covenants or other terms of GFE’s credit facility. If we fail to comply with the terms of our credit agreement with AgCountry, and AgCountry refuses to waive the non-compliance, AgCountry could terminate the credit facility and any commitment to loan funds to GFE.

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

On August 2, 2017, the Fagen Energy credit facility was terminated and there were no amounts outstanding at termination. Simultaneously with the termination of the Fagen Energy credit facility, GFE entered into a replacement credit facility with Project Hawkeye. The terms of the replacement credit facility allow GFE to borrow up to $7.5 million of variable-rate, amortizing non-recourse debt from Project Hawkeye using the Ringneck investment as collateral.  On August 2, 2017, GFE borrowed $7.5 million under the Project Hawkeye credit facility to finance the balance of its investment in Ringneck. The outstanding balance on this loan was approximately $7,411,000 at October 31, 2019.

The Project Hawkeye loan bears interest from the date funds are first advanced on the loan through maturity, at a rate per annum equal to the sum of (x) the One Month LIBOR Index Rate plus (y) 3.05% per annum, with an interest rate floor of 3.55%. The interest rate was 4.82% and 5.36% at October 31, 2019 and 2018, respectively.

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

Heron Lake BioEnergy

Revolving Term Note

HLBE had a revolving term note payable to Compeer Financial, formerly known as AgStar Financial Services, FCLA (“Compeer”) under which we could borrow, repay, and re-borrow in an amount up to the original aggregate principal commitment at any time prior to maturity at March 1, 2022.  The original aggregate principal commitment was $28,000,000, which reduced by $3,500,000 annually, starting March 1, 2015 and continuing each anniversary thereafter until maturity.  In December 2017, HLBE and Compeer orally agreed to reduce the aggregate principal commitment of the revolving term loan to $8,000,000.  On April 6, 2018, HLBE finalized loan agreements with an effective date of March 29, 2018 for an amended credit facility with Compeer (the “2018 Credit Facility”). On January 7, 2020, the Company finalized loan agreements for an amended credit facility with its lender (the “2020 Credit Facility”).

2018 Credit Facility with Compeer

 The 2018 Credit Facility includes an amended and restated revolving term loan with a $4.0 million principal commitment and a revolving seasonal line of credit with a $4.0 million principal commitment.  CoBank, ACP (“CoBank”) will continue to act as Compeer's administrative agent with respect to HLBE’s 2018 Credit Facility and has a participation interest in the loans. HLBE agreed to pay CoBank an annual fee of $2,500 for its services as administrative agent.

Under the terms of the amended revolving term loan, HLBE may borrow, repay, and reborrow up to the aggregate principal commitment amount of $4.0 million.  Final payment of amounts borrowed under amended revolving term loan is due December 1, 2021.  Interest on the amended revolving term loan accrues at a variable weekly rate equal to 3.10% above the One-Month London Interbank Offered Rate (“LIBOR”) Index rate, which was 4.87% at October 31, 2019.

HLBE agreed to pay an unused commitment fee on the unused available portion of the amended revolving term loan commitment at the rate of 0.500% per annum, payable monthly in arrears.

The aggregate principal amount available to HLBE for borrowing under the revolving term loan at October 31, 2019 and 2018 was $4.0 million.

Under the terms of the seasonal revolving loan, HLBE may borrow, repay, and reborrow up to the aggregate principal commitment amount of $4.0 million until its maturing on May 1, 2020.  Amounts borrowed under the seasonal revolving loan bear interest at a variable weekly rate equal to 2.85% above the LIBOR Index rate, which was 4.62% at October 31, 2019.

HLBE also agreed to pay an unused commitment fee on the unused portion of the seasonal revolving loan commitment at the rate of 0.250% per annum.

The amended revolving term loan and seasonal revolving loan are secured by substantially all of HLBE’s assets, including a subsidiary guarantee.

Under the 2018 Credit Facility, HLBE is subject to certain financial and non-financial covenants that limit HLBE’s distributions and debt and require minimum working capital, minimum local net worth, and debt service coverage ratio.  HLBE agreed to a debt service coverage ratio of 1.15 to 1.0, to maintain minimum working capital $8.0 million through September 30, 2018 and $10.0 million thereafter, and to maintain net worth of $32.0 million.  HLBE is permitted to pay distributions to its members up to 75% of its net income for the year in which the distributions are paid provided that immediately prior to the distribution and after giving effect to the distribution, no default exists and HLBE is in compliance with all of its loan covenants.  Further, HLBE agreed not to make loans or advances to Agrinatural that exceed an aggregate principal amount of approximately $6.6 million without the consent of Compeer.

In October 2018, HLBE had an event of non-compliance related to the debt service coverage ratio as defined in the 2018 Credit Facility. In December 2018, HLBE received a waiver from its lender waiving this event of noncompliance. In October 2019, HLBE had an event of non-compliance related to the debt service coverage ratio as defined in the 2018 Credit Facility. In December 2019, HLBE received a waiver from its lender waiving this event of noncompliance.  If market conditions deteriorate in the future, circumstances may develop which could result in HLBE violating the financial covenants or other terms of its credit facility. Should unfavorable market conditions result in HLBE’s violation of the terms or covenants of the credit facility and HLBE fails to obtain a waiver of any such term or covenant, Compeer could deem HLBE in default, impose fees, charges and penalties, terminate any commitment to loan funds and require HLBE to immediately repay a significant portion or possibly the entire outstanding balance of the revolving term loan. In the event of a default, Compeer could also elect to proceed with a foreclosure action on HLBE’s plant.

2020 Credit Facility with Compeer

The 2020 Credit Facility includes an amended and restated revolving term loan with an $8,000,000 principal commitment.  The loans are secured by substantially all of the Company’s assets, including a subsidiary guarantee. The 2020 Credit Facility contains customary covenants, including restrictions on the payment of dividends and loans and advances to Agrinatural, and maintenance of certain financial ratios including minimum working capital, minimum net worth and a debt service coverage ratio as defined by the credit facility.  Failure to comply with the protective loan covenants or maintain the required financial ratios may cause acceleration of the outstanding principal balances on the revolving term loan and/or the imposition of fees, charges, or penalties.

Under the terms of the amended and restated revolving term loan, the Company may borrow, repay, and reborrow up to the aggregate principal commitment amount of $8.0 million.  Final payment of amounts borrowed under amended revolving term loan is due December 1, 2022. Interest on the amended and restated revolving term loan accrues at a variable weekly rate equal to 3.10% above the LIBOR Index rate, which was 4.87% at October 31, 2019. We agreed to pay an unused commitment fee on the unused available portion of the amended revolving term loan commitment at the rate of 0.500% per annum, payable monthly in arrears.

As part of the 2020 Credit Facility closing, the Company entered into an amended administrative agency agreement with CoBank.  As a result, CoBank will continue act as the agent for the lender with respect to the 2020 Credit Facility. The Company agreed to pay CoBank an annual fee of $2,500 for its services as administrative agent.

Other HLBE Credit Arrangements

In addition to its primary credit arrangement with Compeer, HLBE has other material credit arrangements and debt obligations.

In October 2003, HLBE entered into an industrial water supply development and distribution agreement with the City of Heron Lake, Jackson County, and Minnesota Soybean Processors, an unrelated company. In consideration of this agreement, HLBE and Minnesota Soybean Processors are allocated equally the debt service on $735,000 in water revenue bonds that were issued by the City to support this project that mature in February 2019. On September 30, 2019, HLBE finalized a new industrial water supply development and distribution agreement with the City of Heron Lake, effective as of February 1, 2019. Under this agreement, HLBE pays flow charges and fixed monthly charges to the City of Heron Lake, in addition to certain excess maintenance costs. The term of this agreement expires February 1, 2029.

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

As of October 31, 2019 and 2018, there was a total of approximately $634,000 and $947,000 in outstanding water revenue bonds, respectively. HLBE classifies its obligations under these bonds as assessments payable. The interest rates on the bonds range from 0.50% to 8.73%.

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

In exchange for the Loan Agreement, the Agrinatural executed a security agreement granting HLBE a first lien security interest in all of Agrinatural’s equipment and assets and a collateral assignment assigning HLBE all of Agrinatural’s interests in its contracts, leases, easements and other agreements. In addition, RES, the former minority owner of Agrinatural, executed a guarantee under which RES guaranteed full payment and performance of 27% of Agrinatural’s obligations to HLBE.

Upon the passage of the May 1, 2019 maturity date, Agrinatural went into default on the Original Agrinatural Credit Facility. As noted, HLBE has a security interest in all of Agrinatural’s assets. No interruption in the service of natural gas to its ethanol production facility occurred as a result of the default. The balance of this loan was approximately $1.1 million and $1.5 million at October 31, 2019 and October 31, 2018, respectively. Subsequent to the closing of HLBE’s indirect acquisition of Agrinatural’s non-controlling interest in December 2019, the parties agreed to forgive the debt related to the Original Agrinatural Credit Facility.

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

Upon the passage of the May 1, 2019 maturity date, Agrinatural went into default on the Additional Agrinatural Credit Facility. As noted, HLBE has a security interest in all of Agrinatural’s assets. No interruption in the service of natural gas to its ethanol production facility occurred as a result of the default. The balance of this loan was approximately $1.5 million at October 31, 2019 and $2.0 million at October 31, 2018. Subsequent to the closing of HLBE’s indirect acquisition of Agrinatural’s non-controlling interest in December 2019, the parties agreed to forgive the debt related to the Additional Agrinatural Credit Facility.

Contractual Obligations

The following table provides information regarding the contractual obligations of the Company as of October 31, 2019 (amounts in thousands):

		Less than	One to	Three to	Greater Than
	Total	One Year	Three Years	Five Years	Five Years
Long-Term Debt Obligations (1)	$9,308	$1,812	$3,066	$2,463	$1,967
Operating Lease Obligations (2)	26,663	4,539	8,782	7,564	5,778
Purchase Obligations (3)	16,445	13,266	3,138	41	—
Total Contractual Obligations	$52,416	$19,617	$14,986	$10,068	$7,745

(1)

Long-term debt obligations include principal and estimated interest under our credit facilities based on the interest rates in effect as of October 31, 2019, assuming contractual maturities. (See Note 9 to the accompanying audited consolidated financial statements).

(2)	Operating lease obligations include GFE’s and HLBE’s rail car leases (See Note 11 to the accompanying audited consolidated financial statements).
(3)

Purchase obligations consist of GFE’s and HLBE’s forward contracted corn deliveries.  The amounts were determined assuming prices, including freight costs, at current market prices as of October 31, 2019 for basis contracts that had not yet been fixed. (See Note 15 to the accompanying audited consolidated financial statements).

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

Revenue Recognition

Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. Our contracts primarily consist of agreements with marketing companies and other customers as described above. Our performance obligations consist of the delivery of ethanol, distillers' grains, and corn oil to our customers. Our customers primarily consist of two distinct marketing companies as described above. The consideration we receive for these products is fixed or determinable based on current observable market prices at the Chicago Mercantile Exchange, generally, and adjusted for local market differentials. Our contracts have specific delivery modes, rail or truck, and dates. Revenue is recognized when the Company delivers the products to the mode of transportation specified in the contract, at the transaction price established in the contract, net of commissions, fees, and freight. We sell each of the products via different marketing channels as described above.

Agrinatural recognizes revenue upon transfer of control of promised products or services to customers in an amount that reflects the consideration Agrinatural expects to receive in exchange for those products or services.

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

Rail Car Rehabilitation Costs

GFE leases 75 hopper rail cars under a multi-year agreement, which ends November 2025. HLBE leases 50 hopper rail cars under a multi-year agreement, which ends in May 2027. Under the agreements, the Company is required to pay to rehabilitate each car for “damage” that is considered to be other than normal wear and tear upon turn in of the car(s) at the termination of the lease. Prior to the year ending October 31, 2019, the Company believed ongoing repairs resulted in an insignificant future rehabilitation expense. During the year ending October 31, 2019, based on new information, we re-evaluated our assumptions and believe that it is probable that we may be assessed for damages incurred. Company management has estimated total costs to rehabilitate the cars at October 31, 2019 to be approximately $852,000 and $551,000 at GFE and HLBE, respectively. During the year ended October 31, 2019, GFE has recorded an expense in cost of goods and a corresponding estimated long-term liability totaling $852,000. HLBE has recorded an expense in cost of goods and a corresponding estimated long-term liability totaling $551,000. The Company accrues the estimated cost of railcar damages over the term of the leases as the damages are incurred. Because the actual cost is not finalized until termination of the leases, it is reasonably possible that there will be a change in estimate in the future.

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

Interest Rate Risk

Exposure to interest rate risk results primarily from our credit facilities with our credit facilities with AgCountry and Fagen Energy and HLBE’s credit facilities with Compeer. The specifics of these credit facilities are discussed in greater detail in “ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Credit Arrangements.”

At October 31, 2019, there were no amounts outstanding under GFE’s credit facility with AgCountry or HLBE’s credit facility with Compeer.  Therefore, at October 31, 2019, we had exposure to interest rate risk only from the amounts outstanding under the Project Hawkeye credit facility. Below is a sensitivity analysis we prepared regarding our income exposure to changes in interest rates. The sensitivity analysis below shows the anticipated effect on our income from a 10% adverse change in interest rates for a one-year period from October 31, 2019.

Outstanding Variable
Rate Debt at	Interest Rate at	Interest Rate Following 10%	Approximate Adverse
October 31, 2019	October 31, 2019	Adverse Change	Change to Income
$7,411,000	4.82%	5.30%	$36,000

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

As of October 31, 2019, GFE had price protection in place for approximately 11% and 36% of GFE’s anticipated corn and natural gas needs, respectively, and 18%, 3% and 7% of GFE’s ethanol, distillers’ grains and corn oil sales, respectively, for the next 12 months.  As of October 31, 2019, HLBE had price protection in place for approximately 3% and 36% of HLBE’s anticipated corn and natural gas needs, respectively, and 16%, 5%, and 13% of its ethanol, distillers’ grains and corn oil sales, respectively for the next 12 months.  As input prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for us.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the spot prices of corn, natural gas, and ethanol as of October 31, 2019, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from October 31, 2019 for both the GFE and HLBE plants. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements		Hypothetical Adverse
	for the next 12 months	Unit of	Change in Price as of	Approximate Adverse
	(net of forward and futures contracts)	Measure	October 31, 2019	Change to Income
Ethanol	107,250,000	Gallons	10%	$15,294,000
Corn	40,100,000	Bushels	10%	$15,469,000
Natural Gas	2,110,000	MMBTU	10%	$774,000

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Governors and

Members of

Granite Falls Energy, LLC and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Granite Falls Energy, LLC and Subsidiaries (the Company) as of October 31, 2019 and 2018, and the related consolidated statements of operations, changes in members’ equity, and cash flows for each of the years in the three-year period ended October 31, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended October 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Minneapolis, Minnesota
January 29, 2020

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES

Consolidated Balance Sheets

	October 31, 2019	October 31, 2018
ASSETS
Current Assets
Cash	$13,521,774	$14,901,091
Restricted cash	52,516	—
Accounts receivable	7,427,895	7,325,203
Inventory	13,803,025	14,916,809
Commodity derivative instruments	823,098	957,938
Prepaid expenses and other current assets	534,948	506,926
Total current assets	36,163,256	38,607,967

Property and Equipment, net	58,269,142	66,675,671

Goodwill	1,372,473	1,372,473

Investments	9,327,584	9,500,000

Other Assets	922,254	704,958

Total Assets	$106,054,709	$116,861,069

LIABILITIES AND MEMBERS' EQUITY
Current Liabilities
Current maturities of long-term debt	$1,405,406	$659,791
Accounts payable	11,168,471	10,033,168
Commodity derivative instruments	—	50,360
Accrued expenses	780,795	1,388,293
Total current liabilities	13,354,672	12,131,612

Long-Term Debt, less current portion	6,639,488	7,799,410

Other Long-Term Liabilities	1,376,000	—

Commitments and Contingencies

Members' Equity
Members' equity attributable to Granite Falls Energy, LLC consists of 30,606 units authorized, issued, and outstanding at both October 31, 2019 and 2018	65,468,635	75,083,782
Non-controlling interest	19,215,914	21,846,265
Total members' equity	84,684,549	96,930,047

Total Liabilities and Members' Equity	$106,054,709	$116,861,069

Notes to the Consolidated Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES

Consolidated Statements of Operations

	Fiscal Year Ended October 31,
	2019	2018	2017

Revenues	$208,777,119	$210,312,407	$215,782,391

Cost of Goods Sold	212,560,274	200,726,921	194,682,913

Gross Profit (Loss)	(3,783,155)	9,585,486	21,099,478

Operating Expenses	6,493,422	6,284,403	6,167,883

Operating Income (Loss)	(10,276,577)	3,301,083	14,931,595

Other Income (Expense):
Other income, net	235,544	409,479	457,275
Interest income	212,445	177,955	56,384
Interest expense	(520,268)	(512,131)	(323,708)
Investment loss	(672,416)	—	—
Total other income (expense), net	(744,695)	75,303	189,951

Net Income (Loss)	$(11,021,272)	$3,376,386	$15,121,546

Less: Net (Income) Loss Attributable to Non-controlling Interest	2,630,351	(512,174)	(3,636,213)

Net Income (Loss) Attributable to Granite Falls Energy, LLC	$(8,390,921)	$2,864,212	$11,485,333

Weighted Average Units Outstanding - Basic and Diluted	30,606	30,606	30,606

Amounts attributable to Granite Falls Energy, LLC:

Net Income (Loss) Per Unit - Basic and Diluted	$(274.16)	$93.58	$375.26

Distributions Per Unit	$40.00	$385.00	$365.00

Notes to the Consolidated Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES

Consolidated Statement of Changes in Members’ Equity

	Members' Equity
	Attributable to
	Granite Falls	Non-controlling	Total Members'
	Energy, LLC	Interest	Equity

Balance - October 31, 2016	$ 83,684,529	$ 22,055,714	$ $ 105,740,243

Distribution	(11,171,190)	-	(11,171,190)
Purchase of subsidiary units attributable to non-controlling interest	-	(46,644)	(46,644)
Net income attributable to non-controlling interest	-	3,636,213	3,636,213
Net income attributable to Granite Falls Energy, LLC	11,485,333	-	11,485,333

Balance - October 31, 2017	83,998,672	25,645,283	109,643,955

Distribution	(11,779,102)	(4,311,192)	(16,090,294)
Net income attributable to non-controlling interest	-	512,174	512,174
Net income attributable to Granite Falls Energy, LLC	2,864,212	-	2,864,212

Balance - October 31, 2018	75,083,782	21,846,265	96,930,047

Distribution	(1,224,226)	-	(1,224,226)
Net loss attributable to non-controlling interest	-	(2,630,351)	(2,630,351)
Net loss attributable to Granite Falls Energy, LLC	(8,390,921)	-	(8,390,921)

Balance - October 31, 2019	$ 65,468,635	$ 19,215,914	$ 84,684,549

Notes to the Consolidated Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Fiscal Year Ended October 31,
	2019	2018	2017
Cash Flows from Operating Activities:
Net income (loss)	$(11,021,272)	$3,376,386	$15,121,546
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation and amortization	9,410,659	9,241,414	9,357,674
Loss on equity method investments	672,416	—	—
Change in fair value of commodity derivative instruments	(1,325,608)	(2,248,438)	(699,536)
(Gain) loss on sale of assets	2,527	(97,315)	(88,340)
Changes in operating assets and liabilities:
Commodity derivative instruments	1,410,088	1,544,775	1,724,547
Accounts receivable	(102,692)	297,398	(967,607)
Inventory	1,113,784	324,283	3,100,321
Prepaid expenses and other current assets	(28,022)	(145,586)	(35,351)
Accounts payable	1,066,539	2,656,513	(3,662,718)
Accrued expenses	(607,498)	416,250	(25,276)
Accrued railcar rehabilitation costs	1,376,000	—	—
Net Cash Provided by Operating Activities	1,966,921	15,365,680	23,825,260

Cash Flows from Investing Activities:
Purchase of investments	(500,000)	(2,000,000)	(7,500,000)
Payments for capital expenditures	(930,189)	(3,766,737)	(2,318,948)
Acquisition of non-controlling interest	(225,000)	—	—
Proceeds from sale of assets	—	97,315	—
Net Cash Used in Investing Activities	(1,655,189)	(5,669,422)	(9,818,948)

Cash Flows from Financing Activities:
Proceeds from long-term debt	—	—	7,500,000
Payments on long-term debt	(414,307)	(438,484)	(486,041)
Checks drawn in excess of bank balance	—	—	(1,866,683)
Purchase of subsidiary units attributable to non-controlling interest	—	—	(46,644)
Distributions to non-controlling interests	—	(4,311,192)	—
Member distributions paid	(1,224,226)	(11,779,102)	(11,171,190)
Net Cash Used in Financing Activities	(1,638,533)	(16,528,778)	(6,070,558)

Net Increase (Decrease) in Cash and Restricted Cash	(1,326,801)	(6,832,520)	7,935,754

Cash and Restricted Cash - Beginning of Period	14,901,091	21,733,611	13,797,857

Cash and Restricted Cash - End of Period	$13,574,290	$14,901,091	$21,733,611

Reconciliation of Cash and Restricted Cash
Cash - Balance Sheet	$13,521,774	$14,901,091	$21,658,422
Restricted Cash - Balance Sheet	52,516	—	75,189
Cash and Restricted Cash	$13,574,290	$14,901,091	$21,733,611

Supplemental Cash Flow Information
Cash paid during the period for:
Interest expense	$520,268	$512,131	$323,708

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Purchase of equipment with trade-in value	$29,000	$—	$146,845
Capital expenditures and construction in process included in accounts payable	$125,186	$56,422	$215,235

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

Principles of Consolidation

The accompanying consolidated financial statements consolidate the operating results and financial position of GFE, and its approximately 50.7% owned subsidiary, HLBE (through GFE’s 100% ownership of Project Viking, L.L.C.).  Given GFE’s control over the operations of HLBE and its majority voting interest, GFE consolidates the financial statements of HLBE with its consolidated financial statements. The remaining approximately 49.3% ownership of HLBE is included in the consolidated financial statements as a non-controlling interest. HLBE, through its wholly owned subsidiary, HLBE Pipeline Company, LLC, owns 73.0% of Agrinatural Gas, LLC (“Agrinatural”). Given HLBE’s control over the operations of Agrinatural and its majority voting interest, HLBE consolidates the financial statements of Agrinatural with its consolidated financial statements, with the remaining approximately 27.0% ownership of HLBE attributed to the non-controlling interest. See Note 18 for subsequent event regarding the acquisition of the non-controlling interest. All intercompany balances and transactions are eliminated in consolidation.  All references to “we”, “us”, “our”, and the “Company” collectively refer to GFE and its wholly owned and majority owned subsidiaries.

Fiscal Reporting Period

The Company’s fiscal year end for reporting financial operations is October 31 for financial reporting purposes.

Accounting Estimates

Management uses estimates and assumptions in preparing these consolidated financial statements in accordance with generally accepted accounting principles in the United States of America. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. The Company uses estimates and assumptions in accounting for the following significant matters, among others: economic lives of property and equipment, valuation of commodity derivatives, inventory, and inventory purchase and sale commitments, evaluation of rail car rehabilitation costs, and the assumptions used in the impairment analysis of long-lived assets, which includes goodwill. Actual results may differ from previously estimated amounts, and such differences may be material to our consolidated financial statements. The Company periodically reviews estimates and assumptions, and the effects of revisions are reflected in the period in which the revision is made.

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

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Cost of Goods Sold

The primary components of cost of goods sold for the production of ethanol and related co-products are corn, energy, raw materials, overhead, depreciation, rail car rehabilitation costs, and direct labor.

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

Accounts receivable are recorded at their estimated net realizable value. Accounts are considered past due if payment is not made on a timely basis in accordance with the Company’s credit terms. Accounts considered uncollectible are written

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

off. The Company follows a policy of providing an allowance for doubtful accounts; however, based on historical experience, and its evaluation of the current status of receivables, the Company is of the belief that such accounts will be collectible in all material respects and thus an allowance was not necessary at October 31, 2019 or 2018. It is at least possible this estimate will change in the future.

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

Other Intangibles

Other intangibles included as a component of other assets on the consolidated balance sheet are stated at cost and include road improvements located near the HLBE plant in which the Company has a beneficial interest in but does not own the road. The Company amortizes the assets over the economic useful life. The Company recorded amortization expense in the amount of approximately $7,700 for the fiscal year ended October 31, 2019, and approximntely $38,000 for each of the fiscal years ended October 31, 2018 and 2017.

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Long-Lived Assets

Long-lived assets, such as property and equipment, and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When determining impairment losses, a long-lived asset should be grouped with other assets or liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets or liabilities.  If circumstances require a long-lived asset be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by an asset to the carrying value of the asset. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including, but not limited to, discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. No impairment expense was recorded during fiscal 2019, 2018, or 2017.

Investments

On November 1, 2016, GFE subscribed to purchase 1,500 capital units of Ringneck Energy & Feed, LLC (“Ringneck”) at a price of $5,000 per unit for a total of $7,500,000.  Ringneck is a South Dakota limited liability company that constructed an 80 million gallon per year ethanol manufacturing plant outside of Onida, South Dakota in Sully County. GFE’s investment is sufficient to secure the Company the right to appoint one director to the board of directors of Ringneck. GFE has appointed Steve Christensen, its CEO, to serve as its appointed director.

GFE paid a down payment of $750,000 in connection with the subscription, and signed a promissory note for $6,750,000 for the remaining balance of the subscription. On August 2, 2017, following notice from Ringneck accepting GFE’s subscription and that payment of the balance of GFE’s subscription and promissory note was due, GFE borrowed $7.5 million under its credit facility with Project Hawkeye, LLC (“Project Hawkeye”) and paid $6,750,000 to Ringneck as payment for the remaining balance of GFE’s subscription.  Project Hawkeye is an affiliate of Fagen, Inc., which is a member of GFE.  See Note 9 below for the terms of GFE’s credit facility with Project Hawkeye.

On June 29, 2018, GFE executed a subscription agreement for investment in Harvestone Group, LLC (“Harvestone”), a Delaware limited liability company, and a Joinder to the Operating Agreement of Harvestone.  In connection with the execution of the subscription agreement and joinder, GFE made a capital contribution of $2.0 million in exchange for twenty (20) preferred membership units. GFE’s investment was initially sufficient to secure GFE the right to appoint one advisor to the advisory committee to the managers of Harvestone. GFE had appointed Eric Baukol, its Risk Manager, to serve as its appointed advisor. In October 2019, Harvestone and its members amended the Limited Liability Company Agreement of Harvestone, which resulted in the removal of GFE’s right to appoint an advisor to the advisory committee to the managers of Harvestone. Harvestone is a start-up ethanol marketing, logistics, and trading company headquartered in Franklin, Tennessee.  Harvestone is owned by several other ethanol producers and other private investors, and expects

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

that its primary business will be marketing and trading for member and non-member ethanol producers. The marketing and trading commenced in January 2019.

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

Summarized financial information of Ringneck is as follows:

	October 31,
	2019	2018
Current Assets	$10,407,345	$133,701
Total Assets	146,986,480	102,887,582
Current Liabilities	7,612,119	16,054,003
Total Liabilities	67,916,222	19,276,879
Members' Equity	79,070,259	83,610,704

	12 Months Ended October 31,
	2019	2018	2017
Revenue	$47,097,524	$-	$-
Gross Loss	(3,114,645)	-	-
Operating Loss	(7,300,582)	(366,913)	(472,743)
Net Loss	(9,892,889)	(272,195)	(297,163)

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

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The level in the fair value hierarchy within which a fair measurement in its entirety falls is based on the lowest level input that is significant to the fair value measurement in its entirety.

Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in our balance sheets, the Company has elected not to record any other assets or liabilities at fair value. No events occurred during the fiscal years ended October 31, 2019, 2018, or 2017 that required adjustment to the recognized balances of assets or liabilities, which are recorded at fair value on a nonrecurring basis.

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

The Company had no significant uncertain tax positions as of October 31, 2019 or 2018 that would require disclosure, primarily due to the partnership tax status. The Company recognizes and measures tax benefits when realization of the benefits is uncertain under a two-step approach. The first step is to determine whether the benefit meets the more-likely-than-not condition for recognition and the second step is to determine the amount to be recognized based on the cumulative probability that exceeds 50%. Primarily due to the Company’s tax status as a partnership, the adoption of this guidance had no material impact on the Company’s financial condition or results of operations.

The Company files income tax returns in the U.S. federal and Minnesota state jurisdictions. For years before 2016, the Company is no longer subject to U.S. Federal or state income tax examinations.

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

Environmental Liabilities

The Company’s operations are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which it operates. These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its location. Accordingly, the Company has adopted policies, practices, and procedures in the areas of pollution control, occupational health, and the production, handling, storage, and use of hazardous materials to prevent material environmental or other damage, and to limit the financial liability, which could result from such events. Environmental liabilities are recorded when the liability is probable and the costs can be reasonably estimated. No expense has been recorded for the fiscal years ended October 31, 2019, 2018, or 2017.

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Goodwill

Goodwill represents the cost in excess of the fair value of net assets acquired. The Company conducts impairment assessments annually or when events indicate a triggering event has occurred. No impairment expense was recorded during 2019, 2018, or 2017.

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

In November 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-18, Restricted Cash, which amended Statement of Cash Flows (Topic 230) of the Accounting Standards Codification. The new guidance requires an entity to reconcile and explain the period-over-period change in total cash, cash equivalents, restricted cash and restricted cash equivalents within its statement of cash flows. Effective November 1, 2018, the Company adopted the new standard and has applied it retrospectively. Accordingly, the consolidated statements of cash flows for the periods ended October 31, 2019, 2018 and 2017 have been adjusted from amounts previously reported.

Recently Issued Accounting Pronouncements

Leases (Evaluating)

In February 2016, the FASB adopted ASU No. 2016-02, Leases (Topic 842), which provides guidance for accounting for leases. The new guidance requires companies to recognize the assets and liabilities for the rights and obligations created by leased assets, initially measured at the present value of the lease payments. The accounting guidance for lessors is largely unchanged. The guidance will be effective for the Company beginning November 1, 2019. It is to be adopted using a modified retrospective approach. The Company is evaluating the impact that the adoption of this guidance will have on its consolidated financial statements and anticipates the new guidance will significantly impact its consolidated financial statements given the Company leases a significant number of rail cars for transporting ethanol and dried distillers grains with solubles to its end customers.

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

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

The Company, and the ethanol industry as a whole, experienced significant adverse conditions throughout most of fiscal 2019 as a result of industry-wide record low ethanol prices due to reduced demand and high industry inventory levels. These factors resulted in prolonged negative operating margins, significantly lower cash flow from operations and substantial net losses. The Company believes its cash on hand and available debt from its lender will provide sufficient liquidity to meet its anticipated working capital, debt service and other liquidity needs through the next twelve months.

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

On December 19, 2019, the EPA announced the final 2020 renewable volume requirements (“RVOs”), for conventional ethanol at 15.0 billion gallons, advanced biofuels at 5.09 billion gallons and cellulosic ethanol at 0.59 billion gallons, for overall RVOs of 20.09 billion gallons for 2020.  Although this final rule achieves the statutory RVO for conventional corn-based ethanol originally set by Congress when the RFS was enacted, it reduces the overall RVOs below the overall statutory level of 30 billion gallons.

Current ethanol production capacity exceeds the EPA’s 2019 and 2020 RVOs that can be satisfied by corn-based ethanol.  According to the RFS, if mandatory renewable fuel volumes are reduced by at least 20% for two consecutive years, the EPA is required to modify, or reset, statutory volumes through 2022. In October 2018, the Office of Management and Budget announced that the 20% thresholds “have been met or are expected to be met in the near future.” In May 2019, the EPA delivered a proposed RFS “reset” rule to the White House Office of Management and Budget. If the statutory RVOs are reduced as a result of such reset, it could have an adverse effect on the market price and demand for ethanol which would negatively impact our financial performance.

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

Revenue by Source

All revenues from contracts with customers under ASC Topic 606 are recognized at a point in time. The following table disaggregates revenue by major source for the fiscal year ended October 31, 2019:

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

	Ethanol Production	Natural Gas Pipeline	Total
Ethanol	$161,590,158	$—	$161,590,158
Distillers’ Grains	37,045,620	—	37,045,620
Corn Oil	7,586,232	—	7,586,232
Other	1,123,217	—	1,123,217
Natural Gas	—	1,431,892	1,431,892
Total Revenues	$207,345,227	$1,431,892	$208,777,119

Payment Terms

The Company has contractual payment terms with each respective marketer that sells ethanol, distillers’ grains and corn oil.  These terms are 10 calendar days after the transfer of control date. The Company has contractual payment terms with the natural gas customers of 20 days.

Shipping and Handling Costs

Shipping and handling costs related to contracts with customers for sale of goods are accounted for as a fulfillment activity and are included in cost of goods sold. Accordingly, amounts billed to customers for such costs are included as a component of revenue.

4. FAIR VALUE

The following table provides information on those derivative assets and liabilities measured at fair value on a recurring basis at October 31, 2019:

			Fair Value Measurement Using
			Quoted Prices	Significant Other	Significant
	Carrying Amount in		in Active Markets	Observable Inputs	Unobservable Inputs
Financial Asset:	Consolidated Balance Sheet	Fair Value	(Level 1)	(Level 2)	(Level 3)
Commodity Derivative Instruments - Corn	$632,773	$632,773	$632,773	$—	$—
Commodity Derivative Instruments - Ethanol	$190,325	$190,325	$190,325	$—	$—

The following table provides information on those derivative assets measured at fair value on a recurring basis at October 31, 2018:

			Fair Value Measurement Using
			Quoted Prices	Significant Other	Significant
	Carrying Amount in		in Active Markets	Observable Inputs	Unobservable Inputs
Financial Asset:	Consolidated Balance Sheet	Fair Value	(Level 1)	(Level 2)	(Level 3)
Commodity Derivative Instruments - Corn	$957,938	$957,938	$957,938	$—	$—

Financial Liabilities:
Commodity Derivative Instruments - Corn	$50,360	$50,360	$—	$50,360	$—

The Company determines the fair value of commodity derivative instruments by obtaining fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes and live trading levels from the Chicago Board of Trade market and New York Mercantile Exchange.  We determine the fair value of corn Level 2 instruments by model-based techniques in which all significant inputs are observable in the markets noted above.

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

5. CONCENTRATIONS

Granite Falls Energy

GFE sold all of the ethanol, distillers’ grains, and corn oil produced at its plant to two customers under marketing agreements during the fiscal years ended October 31, 2019, 2018, and 2017.

The percentage of GFE’s total revenues attributable to each of its two major customers for the fiscal years ended October 31, 2019, 2018, and 2017 were as follows:

	October 31, 2019	October 31, 2018	October 31, 2017
Eco-Energy, Inc. - Ethanol	77.5%	77.1%	81.8%
RPMG, Inc. - Distillers' Grains & Corn Oil	22.3%	23.5%	17.8%

The percentage of GFE’s total accounts receivable attributable to each of its two major customers at October 31, 2019 and 2018 were as follows:

	October 31, 2019	October 31, 2018
Eco-Energy, Inc. - Ethanol	60.7%	75.2%
RPMG, Inc. - Distillers' Grains & Corn Oil	36.1%	22.8%

Heron Lake BioEnergy

HLBE sold all of the ethanol, distillers’ grains, and corn oil produced at its plant to three customers under marketing agreements during the fiscal years ended October 31, 2019, 2018, and 2017.

The percentage of HLBE’s total revenues attributable to each of HLBE’s three major customers for the fiscal years ended October 31, 2019, 2018, and 2017 were as follows:

	October 31, 2019	October 31, 2018	October 31, 2017
Eco-Energy, Inc. - Ethanol	77.3%	76.3%	81.3%
Gavilon Ingredients, LLC - Distillers' Grains	16.9%	18.3%	13.7%
RPMG, Inc. - Corn Oil	3.3%	3.7%	4.5%

The percentage of HLBE’s total accounts receivable attributable to each of HLBE’s three major customers at October 31, 2019 and 2018 were as follows:

	October 31, 2019	October 31, 2018
Eco-Energy, Inc. - Ethanol	80.0%	77.6%
Gavilon Ingredients, LLC - Distillers' Grains	15.3%	15.4%
RPMG, Inc. - Corn Oil	2.8%	2.6%

6.  INVENTORY

Inventory consists of the following at October 31:

	2019	2018
Raw materials	$3,253,361	$4,508,297
Supplies	3,330,513	2,957,452
Work in process	1,434,552	1,222,251
Finished goods	5,784,599	6,228,809
Totals	$13,803,025	$14,916,809

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The Company performs a lower of cost or net realizable value analysis on inventory to determine if the market values of certain inventories are less than their carrying value, which is attributable primarily to decreases in market prices of corn and ethanol. Based on the lower of cost or net realizable value analysis, the Company recorded a loss on ethanol and corn inventories, as a component of cost of goods sold, of approximately $547,000 and $47,000, respectively, for the fiscal year ended October 31, 2019. Based on the lower of cost or net realizable value analysis, the Company recorded a loss on ethanol and corn inventories, as a component of cost of goods sold, of approximately $1,205,000 and $139,000, respectively, for the fiscal year ended October 31, 2018.

7.  DERIVATIVE INSTRUMENTS

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

As of October 31, 2019, the total notional amount of GFE’s outstanding corn derivative instruments was approximately 7,495,000 bushels, comprised of long corn futures positions on 3,345,000 bushels that were entered into to hedge forecasted ethanol sales through July 2020, and short corn futures positions on 4,150,000 bushels that were entered into to hedge forecasted corn purchases through December 2022. Additionally, there are corn options positions of 4,000,000 bushels through March 2020. There may be offsetting positions that are not shown on a net basis that could lower the notional amount of positions outstanding.

As of October 31, 2019, GFE did not have any cash collateral (restricted cash) related to derivatives held by a broker.

As of October 31, 2019, the total notional amount of HLBE’s outstanding corn derivative instruments was approximately 5,398,000 bushels, comprised of long corn futures positions on 2,131,000 bushels that were entered into to hedge forecasted ethanol sales through July 2020, and short corn futures positions on 3,267,000 bushels that were entered into to hedge forecasted corn purchases through December 2021. Additionally, there are corn options positions of 4,000,000 bushels through March 2020. There may be offsetting positions that are not shown on a net basis that could lower the notional amount of positions outstanding.

As of October 31, 2019, HLBE had approximately $52,000 in cash collateral (restricted cash) related to derivatives held by a broker.

The following tables provide details regarding the Company’s derivative instruments at October 31, 2019, none of which were designated as hedging instruments:

	Consolidated Balance Sheet Location	Assets	Liabilities
Corn contracts - GFE	Commodity derivative instruments	$612,713	$—
Corn contracts - HLBE	Commodity derivative instruments	20,060	—
Ethanol contracts - GFE	Commodity derivative instruments	114,562	—
Ethanol contracts - HLBE	Commodity derivative instruments	75,763	—
Totals		$823,098	$—

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

The following tables provide details regarding the gains (losses) from Company’s derivative instruments in statements of operations, none of which are designated as hedging instruments:

	Consolidated Statement	Fiscal Year Ended October 31,
	of Operations Location	2019	2018	2017
Corn contracts	Cost of Goods Sold	$1,105,528	$2,142,041	$1,129,746
Ethanol contracts	Revenues	220,080	107,995	(414,829)
Natural gas contracts	Cost of Goods Sold	—	(1,598)	(15,381)
Total gain		$1,325,608	$2,248,438	$699,536

8.  PROPERTY AND EQUIPMENT

A summary of property and equipment is as follows:

	October 31, 2019	October 31, 2018
Land and improvements	$13,697,790	$13,697,790
Railroad improvements	9,045,112	9,045,112
Process equipment and tanks	134,291,374	132,769,215
Administration building	569,328	569,328
Office equipment	1,083,694	1,085,903
Rolling stock	2,150,700	2,131,733
Construction in progress	58,319	702,904
	160,896,317	160,001,985
Less: accumulated depreciation	(102,627,175)	(93,326,314)
Net property and equipment	$58,269,142	$66,675,671

Depreciation expense totaled approximately $9,403,000, $9,203,000, and $9,320,000 for the fiscal years ended October 31, 2019, 2018, and 2017, respectively.

9.  DEBT FACILITIES

Granite Falls Energy

Seasonal Revolving Loan

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

GFE has a credit facility with a lender. This credit facility was originally a revolving term loan facility with an aggregate principal commitment amount of $18,000,000 that reduced by $2,000,000 semi-annually beginning September 1, 2014, until final payment at maturity on March 1, 2018.  On September 8, 2017, the revolving term loan was converted to a seasonal revolving loan in the amount of $6,000,000. Under the seasonal revolving loan, GFE may borrow, repay, and re-borrow up to the aggregate principal commitment of $6.0 million until its maturity on October 1, 2020.  GFE had no outstanding balance on the revolving term loan at the time of conversion.  There was no outstanding balance on the seasonal revolving loan at October 31, 2019. Therefore, the aggregate principal amount available for borrowing by GFE under this seasonal revolving loan at October 31, 2019 was $6,000,000.

The interest rate on the seasonal revolving loan is based on the bank’s One Month London Interbank Offered Rate (“LIBOR”) Index Rate, plus 2.75%, which was 4.52% and 5.06% at October 31, 2019 and 2018, respectively.

The credit facility requires GFE to comply with certain financial covenants at various times calculated monthly, quarterly or annually, including restriction of the payment of dividends and maintenance of certain financial ratios including minimum working capital, minimum net worth and a debt service coverage ratio as defined by the credit facility. Failure to comply with the protective loan covenants or maintain the required financial ratios may cause acceleration of the outstanding principal balances on the revolving term loan and/or the imposition of fees, charges or penalties. For the fiscal year ended October 31, 2019, GFE had an event of non-compliance with the debt service coverage ratio as defined in the credit facility. In December 2019, GFE received a waiver from its lender waiving this event of non-compliance.

The credit facility is secured by substantially all assets of GFE. There are no savings account balance collateral requirements as part of this credit facility.

Project Hawkeye Loan

On August 2, 2017, GFE entered into a replacement credit facility with Project Hawkeye. The terms of the replacement credit facility allow GFE to borrow up to $7.5 million of variable-rate, amortizing non-recourse debt from Project Hawkeye using the Ringneck investment as collateral.  The Project Hawkeye loan bears interest from date funds are first advanced on the loan through maturity, at a rate per annum equal to the sum of the One Month LIBOR Index Rate plus 3.05% per annum, with an interest rate floor of 3.55% which equated to 4.82% and 5.36% at October 31, 2019 and 2018, respectively.

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

As of October 31, 2019, GFE had an outstanding balance of appoximately $7,411,000 under the Project Hawkeye credit facility to finance the balance of its investment in Ringneck.

Heron Lake BioEnergy

Revolving Term Note

HLBE had a revolving term note payable under which HLBE could borrow, repay, and re-borrow in an amount up to the original aggregate principal commitment at any time prior to maturity at March 1, 2022.  The original aggregate principal commitment was $28,000,000, which reduced by $3,500,000 annually, starting March 1, 2015 and continuing each anniversary thereafter until maturity.  In December 2017, HLBE and its lender orally agreed to reduce the aggregate principal commitment of the revolving term loan to $8,000,000.  On April 6, 2018, HLBE finalized loan agreements with an effective date of March 29, 2018 for an amended credit facility with its lender (the “2018 Credit Facility”). On

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

January 7, 2020, HLBE finalized loan agreements for an amended credit facility with its lender (the “2020 Credit Facility”).

2020 Credit Facility

The 2020 Credit Facility includes an amended and restated revolving term loan with an $8,000,000 principal commitment.  This loan replaces the amended revolving term note and seasonal revolving loan made under the 2018 Credit Facility. The loan is secured by substantially all of HLBE’s assets, including a subsidiary guarantee. The 2020 Credit Facility contains customary covenants, including restrictions on the payment of dividends and loans and advances to Agrinatural, and maintenance of certain financial ratios including minimum working capital, minimum net worth and a debt service coverage ratio as defined by the credit facility. Failure to comply with the protective loan covenants or maintain the required financial ratios may cause acceleration of the outstanding principal balances on the revolving term loan and/or the imposition of fees, charges, or penalties.

Under the terms of the amended and restated revolving term loan, HLBE may borrow, repay, and reborrow up to the aggregate principal commitment amount of $8.0 million.  Final payment of amounts borrowed under amended revolving term loan is due December 1, 2022. Interest on the amended and restated revolving term loan accrues at a variable weekly rate equal to 3.10% above the LIBOR Index rate, which was 4.87% at October 31, 2019. HLBE agreed to pay an unused commitment fee on the unused available portion of the amended revolving term loan commitment at the rate of 0.500% per annum, payable monthly in arrears.

As part of the 2020 Credit Facility closing, HLBE entered into an amended administrative agency agreement with CoBank, ACP (“CoBank”).  As a result, CoBank will continue act as the agent for the lender with respect to the 2020 Credit Facility.  HLBE agreed to pay CoBank an annual fee of $2,500 for its services as administrative agent.

Amended Revolving Term Note

Under the terms of the amended revolving term loan, HLBE may borrow, repay, and reborrow up to the aggregate principal commitment amount of $8,000,000.  Final payment of amounts borrowed under the amended revolving term loan is due December 1, 2022. Interest on the amended revolving term loan accrues at a variable weekly rate equal to 3.10% above the One-Month London Interbank Offered Rate (“LIBOR”) Index rate.

HLBE also agreed to pay an unused commitment fee on the unused available portion of the amended revolving term loan commitment at the rate of 0.500% per annum, payable monthly in arrears.

2018 Credit Facility

The 2018 Credit Facility includes an amended and restated revolving term loan with a $4,000,000 principal commitment and a revolving seasonal line of credit with a $4,000,000 principal commitment.  The loans are secured by substantially all of HLBE’s assets, including a subsidiary guarantee.  The 2018 Credit Facility contains customary covenants, including restrictions on the payment of dividends and loans and advances to Agrinatural, and maintenance of certain financial ratios including minimum working capital, minimum net worth and a debt service coverage ratio as defined by the credit facility.  Failure to comply with the protective loan covenants or maintain the required financial ratios may cause acceleration of the outstanding principal balances on the revolving term loan and/or the imposition of fees, charges, or penalties. In October 2019, HLBE had an event of non-compliance related to the debt service coverage ratio as defined in the amended credit facility. In December 2019, HLBE received a waiver from its lender waiving this event of non-compliance. In October 2018, HLBE had an event of non-compliance related to the debt service coverage ratio as defined in the amended credit facility. In December 2018, HLBE received a waiver from its lender waiving this event of non-compliance.

As part of the amended credit facility closing, HLBE entered into an amended administrative agency agreement with CoBank.  As a result, CoBank will continue act as the agent for the lender with respect to the amended credit facility.  HLBE agreed to pay CoBank an annual fee of $2,500 for its services as administrative agent.

Amended Revolving Term Note

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Under the terms of the amended revolving term loan, HLBE may borrow, repay, and reborrow up to the aggregate principal commitment amount of $4,000,000.  Final payment of amounts borrowed under amended revolving term loan is due December 1, 2021.  Interest on the amended revolving term loan accrues at a variable weekly rate equal to 3.10% above the One-Month London Interbank Offered Rate (“LIBOR”) Index rate, which was 4.87% at October 31, 2019.

HLBE also agreed to pay an unused commitment fee on the unused available portion of the amended revolving term loan commitment at the rate of 0.500% per annum, payable monthly in arrears.

The aggregate principal amount available to the Company for borrowing under the amended revolving term loan at October 31, 2019 and 2018 was $4,000,000.

Seasonal Revolving Loan

Under the terms of the seasonal revolving loan, which was replaced by the 2020 Credit Facility on January 7, 2020, the Company may borrow, repay, and reborrow up to the aggregate principal commitment amount of $4,000,000 until its maturing on May 1, 2020.  Amounts borrowed under the seasonal revolving loan bear interest at a variable weekly rate equal to 2.85% above the rate quoted by LIBOR Index rate, which was 4.62% at October 31, 2019.  The aggregate principal amount available under the seasonal revolving loan was $4,000,000 at October 31, 2019 and 2018.

The Company also agreed to pay an unused commitment fee on the unused portion of the seasonal revolving loan commitment at the rate of 0.250% per annum.

Long-term debt consists of the following:

	October 31, 2019	October 31, 2018
GRANITE FALLS ENERGY:
Revolving term loan, see terms above.	$—	$—
Seasonal revolving loan, see terms above.	—	—
Term note payable to Project Hawkeye, see terms above.	7,410,714	7,500,000

HERON LAKE BIOENERGY:
Amended revolving term note payable to lending institution, see terms above.	—	—
Seasonal line of credit payable to lending institution, see terms above.	—	—
Assessment payable as part of water treatment agreement, due in semi-annual installments of $189,393 with interest at 6.55%, enforceable by statutory lien, with the final payment due in 2021. HLBE made deposits for one years' worth of debt service payments of approximately $364,000, which is included with other assets that are held on deposit to be applied with the final payments of the assessment.	634,180	947,300
Assessment payable as part of water supply agreement, due in monthly installments of $3,942 with interest at 8.73%, enforceable by statutory lien, with the final payment made in 2019.	—	11,901
Totals	8,044,894	8,459,201
Less: amounts due within one year	1,405,406	659,791
Net long-term debt	$6,639,488	$7,799,410

Based on the most recent debt agreements, estimated maturities of long-term debt at October 31, 2019 are as follows:

2020	$1,405,406
2021	1,371,631
2022	1,071,429
2023	1,071,429
2024	1,071,429
Thereafter	2,053,570
Total debt	$8,044,894

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

10. MEMBERS’ EQUITY

Granite Falls Energy

GFE has one class of membership units. The units have no par value and have identical rights, obligations and privileges.  Income and losses are allocated to all members based upon their respective percentage of units held.  As of October 31, 2019, 2018, and 2017, GFE had 30,606 membership units authorized, issued, and outstanding, respectively.

In December 2018, GFE’s Board of Governors declared a cash distribution of $40 per unit or approximately $1,224,000 for GFE unit holders of record as of December 20, 2018 and was paid by GFE in January 2019.

In December 2017, GFE’s Board of Governors declared a cash distribution of $385 per unit or approximately $11,783,000 for GFE unit holders of record as of December 21, 2017 and was paid by GFE in January 2018.

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

11. LEASES

Granite Falls Energy

GFE has long-term lease agreements with leasing companies for 170 rail cars for the transportation of GFE’s ethanol with various maturity dates through January 2027. The rail car lease payments are due monthly in the aggregate amount of approximately $145,000.

GFE has long-term lease agreements with leasing companies for 115 hopper cars to assist with the transport of the distillers’ grains by rail with various maturity dates through November 2025. The rail car lease payments are due monthly in the amount of approximately $76,000.

Rent expense for GFE’s leases was approximately $3,121,000, $3,151,000 and $3,163,000 for the fiscal years ended October 31, 2019, 2018 and 2017, respectively.

Heron Lake BioEnergy

HLBE has long-term lease agreements with leasing companies for 138 rail cars for the transportation of the Company’s ethanol with various maturity dates through January 2027. The rail car lease payments are due monthly in the aggregate amount of approximately $122,000.

HLBE has long-term lease agreements with leasing companies for 110 hopper cars to assist in with the transport of the distillers’ grains by rail with various maturity dates through May 2027.  The rail car lease payments are due monthly in the amount of approximately $64,000.

Rent expense for the HLBE’s leases was approximately $2,374,000, $2,339,000 and $2,170,000 for the fiscal years ended October 31, 2019, 2018, and 2017, respectively.

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

At October 31, 2019, the Company had the following minimum future lease for payments, which at inception had a non-cancelable term of more than one year:

November 1, 2019 to October 31, 2020	$4,539,550
November 1, 2020 to October 31, 2021	4,465,800
November 1, 2021 to October 31, 2022	4,315,800
November 1, 2022 to October 31, 2023	4,089,000
November 1, 2023 to October 31, 2024	3,474,600
Thereafter	5,778,250
Total minimum lease commitments	$26,663,000

12.  EMPLOYEE BENEFIT PLANS

GFE has a defined contribution plan available to all of its qualified employees. GFE contributes a match of 50% of the participant’s salary deferral up to a maximum of 3% of the employee’s salary.  GFE contributions totaled approximately $67,000, $72,000, and $73,000 for the fiscal years ended October 31, 2019, 2018, and 2017, respectively.

HLBE has a defined contribution plan available to all of its qualified employees. HLBE contributes a match of 50% of the participant’s salary deferral up to a maximum of 4% of the employee’s salary.  HLBE contributions totaled approximately $92,000, $98,000, and $90,000 for the fiscal years ended October 31, 2019, 2018, and 2017, respectively.

13. INCOME TAXES

The differences between the consolidated financial statement basis and tax basis of assets are estimated as follows:

		October 31, 2019	October 31, 2018
Financial Statement basis of assets	*	$106,054,709	$116,861,069
Organization & start-up costs capitalized for tax purposes, net		89,389	178,777
Tax depreciation greater than book depreciation		(9,349,983)	(12,461,315)
Unrealized derivatives (gains) losses of commodity derivative instruments		(727,275)	(532,300)
Capitalized inventory		52,927	47,745
Net effect of consolidation of acquired subsidiary		(28,135,408)	(30,163,149)
Income tax basis of assets		$67,984,358	$73,930,827

*The Financial Statement basis of assets is the total assets of GFE and HLBE. See consolidated balance sheet in financial statements.

Financial Statement basis of liabilities		$21,370,160
Accrued rail car maintenance		(825,000)
Other accruals		(84,383)
Net effect of consolidation of acquired subsidiary		(734,890)
Income tax basis of liabilities		$19,725,887

There were no significant differences between the consolidated financial statement basis of liabilities and the income tax basis of liabilities at October 31, 2018.

14. RELATED PARTY TRANSACTIONS

GFE Corn Purchases - Members

GFE purchased corn from members of its Board of Governors of approximately $4,896,000 for the fiscal year ended October 31, 2019, of which $75,000 is included in the accounts payable at October 31, 2019, $4,139,000 for the fiscal year ended October 31, 2018, of which approximately $99,000 is included in accounts payable at October 31, 2018, and

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

$945,000 for the fiscal year ended October 31, 2017, of which approximately $8,000 is included in accounts payable at October 31, 2017.

HLBE Corn Purchases - Members

HLBE purchased corn from members of its Board of Governors of approximately $11,478,000 in fiscal year 2019, of which approximately $470,000 is included in accounts payable at October 31, 2019, $14,483,000 in fiscal year 2018, of which approximately $348,000 is included in accounts payable at October 31, 2018, and $9,811,000 in fiscal year 2017, of which approximately $602,000 is included in accounts payable at October 31, 2017.

15. COMMITMENTS AND CONTINGENCIES

Corn Purchase Commitments

At October 31, 2019, GFE had cash and basis contracts for forward corn purchase commitments for approximately 3,339,000 bushels for deliveries through December 2022.

At October 31, 2019, HLBE had cash and basis contracts for forward corn purchase commitments for approximately 2,740,000 bushels for deliveries through December 2021.

Given the uncertainty of future ethanol and corn prices, the Company could incur a loss on the outstanding corn purchase contracts in future periods. Management has evaluated these forward contracts using the lower of cost or net realizable value evaluation, similar to the method used on its inventory, and has determined that an impairment loss existed at GFE of approximately $200,000, and at HLBE of approximately $323,000, at October 31, 2018, and no impairment losses existed at GFE or HLBE at October 31, 2019 and 2017. The impairment expense is recorded as a component of costs of goods sold.

Swan Engineering

Agrinatural had a management and operating agreement with Swan Engineering, Inc. (“SEI”). SEI, together with an unrelated third party owned Rural Energy Solutions, LLC (“RES”), the 27% minority owner of Agrinatural. Under the management and operating agreement, SEI provided Agrinatural with day-to-day management and operation of Agrinatural’s pipeline distribution business. In exchange for these services, Agrinatural paid SEI an aggregate management fee equal to the fixed monthly base fee plus the variable customer management fee based on the number of customers served on the pipeline less the agreed monthly fee reduction of $4,500.  For the year ended October 31, 2019, the Company paid approximately $28,000 and $111,000 for the monthly base fee and variable customer management fee, respectively.     For the year ended October 31, 2018, the Company paid approximately $38,000 and $161,000 for the monthly base fee and variable customer management fee, respectively. For the year ended October 31, 2017, the Company paid approximately $36,000 and $157,000 for the monthly base fee and variable customer management fee, respectively. The management and operating agreement with SEI expired July 1, 2019. Agrinatural entered into a new five-year management and operating agreement with a third party effective July 1, 2019.

Agrinatural also had a project management agreement with SEI. Pursuant to the project management agreement, SEI supervised all of Agrinatural’s pipeline construction projects. These projects are constructed by unrelated third-party pipeline construction companies. Under the project management agreement, Agrinatural paid SEI a total of 10% of the actual capital expenditures for construction projects approved by Agrinatural’s Board of Directors, excluding capitalized marketing costs. For the year ended October 31, 2019, the Company incurred approximately $45,000 for project management and capital work fees.  For the year ended October 31, 2018, the Company incurred approximately $77,000 for project management and capital work fees. For the year ended October 31, 2017, the Company incurred approximately $44,000 for project management and capital work fees. The project management with SEI expired June 30, 2019.  Agrinatural entered into a new five-year management and operating agreement with a third party effective July 1, 2019.

Ethanol Marketing Agreement

GFE currently has an ethanol marketing agreement with Eco-Energy, Inc., an unrelated party (“Eco-Energy”). Pursuant to this marketing agreement, Eco-Energy purchases the entire ethanol output of GFE’s ethanol plant and arranges for the

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

transportation of ethanol; however, GFE is responsible for securing all of the rail cars necessary for the transport of ethanol by rail except for 43 rail cars leased to GFE by Eco-Energy under the marketing agreement. GFE pays Eco-Energy a marketing fee per gallon of ethanol sold in consideration of Eco-Energy’s services, as well as a fixed lease fee for rail cars leased from Eco-Energy to GFE. During the third quarter of 2016, GFE amended its marketing agreement. As of October 31, 2019, the term of the ethanol marketing agreement expires on December 31, 2020, with automatic renewals for additional consecutive terms of one year unless terminated by either party by providing written notice to the other party at least 90 days prior to the end of the then current term. Additionally, the amendment provides for certain negotiated changes to the marketing fees payable to Eco-Energy by GFE and payment terms based on prevailing market-rate conditions for comparable ethanol marketed services. The changes to the marketing fee and timing of payments by Eco-Energy were negotiated based on prevailing market-rate conditions for comparable ethanol marketing services.

HLBE has an ethanol marketing agreement with Eco-Energy, an unrelated party, for the sale of ethanol (“Eco Agreement”). Under this marketing agreement, Eco-Energy purchases, markets and resells 100% of the ethanol produced at HLBE’s ethanol production facility and arranges for the transportation of ethanol. HLBE pays Eco-Energy a marketing fee per gallon of ethanol sold in consideration of Eco-Energy’s services, as well as a fixed lease fee for rail cars leased from Eco-Energy to HLBE. The marketing fee was negotiated based on prevailing market-rate conditions for comparable ethanol marketing services. The initial term of the Eco Agreement continued through December 31, 2016, with automatic renewals for additional three terms of three-year periods unless terminated by either party by providing written notice to the other party at least three months prior to the end of the then current term. During the third fiscal quarter of 2016, HLBE amended the Eco Agreement. As of October 31, 2019, the term of the Eco Agreement expires on December 31, 2020, with automatic renewals for additional consecutive terms of one year unless either party provides written notice to the other at least 90 days prior to the end of the then-curent term. Additionally, the amended Eco Agreement provides for certain negotiated changes to the marketing fees payable to Eco-Energy and payment terms based on prevailing market-rate conditions for comparable ethanol marketing services.

Total ethanol marketing fees and commissions of GFE and HLBE approximated $1,183,000, $1,181,000 and $1,159,000 for the fiscal years ended October 31, 2019, 2018, and 2017, respectively, and are included net within revenues.

Ethanol Contracts

At October 31, 2019, GFE had fixed and basis contracts to sell approximately $14,946,000 of ethanol for various delivery periods through December 2019, which approximates 100% of its anticipated ethanol sales for this that period.

At October 31, 2019, HLBE had fixed and basis contracts to sell approximately $13,490,000 of ethanol for various delivery periods through December 2019, which approximates 92% of its anticipated ethanol sales for this that period.

Distillers Grain Marketing Agreement

GFE has a distillers’ grains marketing agreement with RPMG, Inc. (“RPMG”), an unrelated party, for the purpose of marketing and selling all distillers’ grains produced by GFE. The contract commenced on February 1, 2011 with an initial term of one year, and will continue to remain in effect until terminated by either party at its unqualified option, by providing written notice of not less than 90 days to the other party. Distillers’ grains commissions to RPMG totaled approximately $287,000, $293,000 and $276,000 for the fiscal years ended October 31, 2019, 2018, and 2017, respectively, and are included net within revenues.

At October 31, 2019, GFE had forward contracts to sell approximately $972,000 of distillers’ grain for deliveries through November 2019, which approximates 40% of its anticipated distillers’ grain sales during that period.

HLBE has a distillers’ grains off-take agreement with Gavilon Ingredients, LLC (“Gavilon”), an unrelated party.  Under this agreement, Gavilon purchases all of the distillers’ grains produced at HLBE’s ethanol plant in exchange for a service fee. The contract commenced on November 1, 2013 with an initial term of six months, and will continue to remain in effect until terminated by either party at its unqualified option, by providing written notice of not less than 60 days to the other party.  Distillers’ grains commissions to Gavilon totaled approximately $287,000, $252,000, and $268,000 for the fiscal years ended October 31, 2019, 2018, and 2017, respectively.

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

At October 31, 2019, HLBE had forward contracts to sell approximately $1,275,000 of distillers’ grains for delivery through January 2020, which approximates 21% of its anticipated distillers’ grains sales during that period.

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

Corn oil commissions totaled approximately $154,000, $173,000 and $176,000 for the fiscal years ended October 31, 2019, 2018, and 2017, respectively, and are included net within revenues.

At October 31, 2019, GFE had forward contracts to sell approximately $333,000 of corn oil for delivery through November 2019, which approximates 80% of its anticipated corn oil sales for that period.

At October 31, 2019, HLBE had forward contracts to sell approximately $468,000 of corn oil for delivery through December 2019, which approximates 75% of its anticipated corn oil sales for that period.

Contract for Natural Gas Pipeline to Plant

GFE has an agreement with an unrelated company for the construction of and maintenance of 9.5 miles of natural gas pipeline that serves the GFE plant. The agreement requires the Company to receive a minimum of 1,400,000 DT of natural gas annually through the term of the agreement. The Company is charged a fee based on the amount of natural gas delivered through the pipeline.

HLBE has a facilities agreement with Northern Border Pipeline Company which allows us access to an existing interstate natural gas pipeline located approximately 16 miles north from the HLBE plant. Agrinatural was formed to own and operate the pipeline and transports gas to HLBE pursuant to a transportation agreement. HLBE also has a base agreement for the sale and purchase of natural gas with Constellation NewEnergy-Gas Division, LLC (“Constellation”).  This agreement runs until March 31, 2022.

Letter of Credit Promissory Note

In September 2019, GFE entered into a letter of credit promissory note with AgCountry Farm Credit Services, PCA to allow GFE to open irrevocable letters of credit to secure payments for its natural gas obligations. Under the terms of the note, the Company may borrow, repay, and reborrow up to the aggregate principal commitment of $500,000 until its maturing on December 1, 2021. Amounts borrowed under the note bear interest at a variable weekly rate equal to 2.75% above the rate quoted by LIBOR Index rate, which was 4.52% at October 31, 2019. The aggregate principal amount available under the letter of credit promissory note was $500,000 at October 31, 2019.

Water Agreements

In September 2019, HLBE entered into an industrial water supply development and distribution agreement, effective as of February 1, 2019, with the City of Heron Lake for 10 years.  HLBE has the exclusive rights to the first 600 gallons per minute of capacity that is available from the well.  In consideration, HLBE will pay flow charges at a rate of $0.60 cents per thousand gallons of water, in addition to a fixed monthly charge of $1,500 per month.  The flow charges are placed into a dedicated fund for operation and maintenance of the well, and are capped at $300,000 at the end of each year. HLBE is also responsible for paying 55% of operation and maintenance costs in excess of the $300,000 cap, in the first two years of the agreement. Thereafter, the percentage payable by HLBE is determined based on a two-year average of HLBE’s usage compared to the total amount of industrial water supplied to HLBE and a third-party customer of the City of Heron Lake.

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Under the previous industrial water supply development and distribution agreement with the City of Heron Lake, HLBE paid one half of the City of Heron Lake’s water well bond payments of $735,000, plus a 5% administrative fee, totaling approximately $594,000, and operating costs, relative to HLBE’s water usage, plus a 10% profit. HLBE recorded an assessment of approximately $367,000 with long-term debt as described in Note 9. HLBE paid operating and administrative expenses of approximately $12,000 per year.

In May 2006, HLBE entered into a water treatment agreement with the City of Heron Lake and Jackson County for 30 years. HLBE will pay for operating and maintenance costs of the plant in exchange for receiving treated water.  In addition, HLBE agreed to an assessment for a portion of the capital costs of the water treatment plant.

HLBE recorded assessments with long-term debt of $500,000 and $3,550,000 in fiscal 2007 and 2006, respectively, as described in Note 9.  HLBE paid operating and maintenance expenses of approximately $52,000, $92,000, and $24,000 in fiscal 2019, 2018, and 2017, respectively.

Rail Car Rehabilitation Costs

GFE leases 75 hopper rail cars under a multi-year agreement, which ends November 2025. HLBE leases 50 hopper rail cars under a multi-year agreement which ends in May 2027. Under the agreements, the Company is required to pay to rehabilitate each car for "damage" that is considered to be other than normal wear and tear upon turn in of the car(s) at the termination of the lease. Prior to the year ending October 31, 2019, the Company believed ongoing repairs results in an insignificant future rehabilitation expense. During the year ending October 31, 2019, based on new information, we re-evaluated our assumptions and believe that it is probable that we may be assessed for damages incurred. Company management has estimated total costs to rehabilitate the cars at October 31, 2019, to be approximately $825,000 and $551,000, respectively. During the year ended October 31, 2019, GFE has recorded an expense in cost of goods and a corresponding estimated long-term liability totaling $825,000. HLBE has recorded an expense in cost of goods and a corresponding estimated long-term liability totaling $551,000. The Company accrues the estimated cost of rail car damages over the term of the leases as the damages are incurred.

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

17.  QUARTERLY FINANCIAL DATA (UNAUDITED)

Summary quarterly results are as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Fiscal year ended October 31, 2019
Revenues	$49,375,097	$49,424,390	$56,401,649	$53,575,983
Gross profit (loss)	(2,735,525)	(993,853)	3,744,295	(3,798,072)
Operating income (loss)	(4,505,698)	(2,620,372)	2,155,711	(5,306,218)
Net income (loss) attributable to GFE	(3,577,502)	(1,902,649)	1,888,316	(4,799,086)
Basic and diluted earnings (loss) per unit attributable to GFE	$(116.89)	$(62.17)	$61.70	$(156.80)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Fiscal year ended October 31, 2018
Revenues	$52,993,499	$55,550,274	$53,220,620	$48,548,014
Gross profit (loss)	3,004,992	3,815,439	3,693,542	(928,487)
Operating income (loss)	1,324,849	2,167,436	2,234,988	(2,426,190)
Net income (loss) attributable to GFE	1,051,606	1,497,602	2,002,251	(1,687,247)

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Basic and diluted earnings (loss) per unit attributable to GFE	$34.36	$48.93	$65.42	$(55.13)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Fiscal year ended October 31, 2017
Revenues	$54,576,064	$52,802,058	$54,250,994	$54,153,275
Gross profit	6,844,907	3,956,500	4,203,141	6,094,930
Operating income	5,237,686	2,371,966	2,740,127	4,581,816
Net income attributable to GFE	4,159,791	1,847,477	2,049,621	3,428,444
Basic and diluted earnings per unit attributable to GFE	$135.91	$60.36	$66.97	$112.02

The above quarterly financial data is unaudited, but in the opinion of management, all adjustments necessary for a fair presentation of the selected data for these periods presented have been included.

18. SUBSEQUENT EVENT

On December 11, 2019, HLBE Pipeline Company, LLC, which is a wholly owned subsidiary of Heron Lake Bioenergy, acquired the remaining non-controlling interest of Agrinatural for a total price of $2.225 million. A deposit of $225,000 was paid in October 2019 and recorded within other assets at October 31, 2019. The change of interest will be recorded as an equity transaction in accordance with ASC 805 during fiscal year 2020.

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

Our management, including our Chief Executive Officer and General Manager (the principal executive officer), Steve Christensen, along with our Chief Financial Officer (the principal financial officer), Stacie Schuler, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2019. Based upon this review and evaluation, these officers have concluded that our consolidated disclosure controls and procedures are effective as of October 31, 2019.

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

Under the supervision of our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of October 31, 2019.

An attestation report from our accounting firm on our internal control over financial reporting is not included in this annual report because an attestation report is only required under the regulations of the Securities and Exchange Commission for accelerated filers and large accelerated filers.

(c)Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fourth fiscal quarter ended October 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.OTHER INFORMATION

None.

PART III

Pursuant to General Instruction G(3), we omit Part III, Items 10, 11, 12, 13 and 14 and incorporate such items by reference to an amendment to this Annual Report on Form 10-K or to a definitive proxy statement (the “2020 Proxy Statement”) to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Annual Report (October 31, 2019).

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Information required by this Item is incorporated by reference to the 2020 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

The Information required by this Item is incorporated by reference to the 2020 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The Information required by this Item is incorporated by reference to the 2020 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Information required by this Item is incorporated by reference to the 2020 Proxy Statement.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The Information required by this Item is incorporated by reference to the 2020 Proxy Statement.

PART IV

ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits Filed as Part of this Report and Exhibits Incorporated by Reference.

The following exhibits and financial statements are filed as part of, or are incorporated by reference into, this report:

(1)	Financial Statements

The financial statements appear beginning at page 57 of this report.

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

Exhibit 10.1 to the registrant’s Form 10-Q filed with the Commission on September 14, 2017 (File No. 000-51277).
10.38	Promissory Note issued August 2, 2017 by Granite Falls Energy, LLC as borrower to Project Hawkeye, LLC as lender in principal amount of $7,500,000.	Exhibit 10.2 to the registrant’s Form 10-Q filed with the Commission on September 14, 2017 (File No. 000-51277).
10.39	Pledge Agreement Dated August 2, 2017 between Granite Falls Energy, LLC and Project Hawkeye, LLC	Exhibit 10.3 to the registrant’s Form 10-Q filed with the Commission on September 14, 2017 (File No. 000-51277).
10.40	Amendment to Master Loan Agreement between AgCounty Farm Credit Services, PCA, successor by merger to United FCS, PCA and Granite Falls Energy, LLC dated September 8, 2017.	Exhibit 10.40 to the registrant’s Form 10-K filed with the Commission on January 29, 2018 (File No. 000-51277).
10.41	Revolving Credit Supplement dated September 8, 2017 between AgCounty Farm Credit Services, PCA, successor by merger to United FCS, PCA and Granite Falls Energy, LLC.	Exhibit 10.41 to the registrant’s Form 10-K filed with the Commission on January 29, 2018 (File No. 000-51277).
10.42	Subscription Agreement for Harvestone Group, LLC dated June 29, 2018 between Granite Falls Energy, LLC and Harvestone Group, LLC	Exhibit 10.1 to the registrant’s Form 10-Q filed with the Commission on September 14, 2018 (File No. 000-51277).
10.43	Industrial Water Supply and Distribution Agreement dated September 25, 2019 by and among Heron Lake BioEnergy, LLC (f/k/a Generation II Ethanol, LLC) and City of Heron Lake, Minnesota	Exhibit 10.32 to HLBE’s Form 10-K filed with the Commission on January 29, 2019 (File No. 000-51825).
10.44	Membership Interest Purchase Agreement dated October 18, 2019 by and among Rural Energy Solutions, LLC, HLBE Pipeline Company, LLC, Swan Engineering, Inc., Mychael Swan, and Agrinatural Gas, LLC	Exhibit 10.33 to HLBE’s Form 10-K filed with the Commission on January 29, 2019 (File No. 000-51825).
10.45	Amendment No. 2 dated October 28, 2019 to the Ethanol Marketing Agreement dated September 17, 2018 by and among Heron Lake BioEnergy, LLC and Eco-Energy, LLC (ɷ)	Exhibit 10.34 to HLBE’s Form 10-K filed with the Commission on January 29, 2019 (File No. 000-51825).
10.46	Amendment No. 5 dated September 26, 2019 to the Ethanol Marketing Agreement dated December 24, 2008 by and among Eco-Energy, LLC and Granite Falls Energy, LLC (ɷ) (**)	Filed herewith.
14.1	Code of Ethics.	Exhibit 14.1 to the registrant’s Form 10-KSB filed with the Commission on March 30, 2004 (File No. 000-51277).
21.1	Subsidiaries of the registrant.	Exhibit 21.1 to the registrant’s Form 10-K filed with the Commission on January 29, 2014 (File No. 000-51277).

31.1	Certification of Chief Executive Officer pursuant to 17 CFR 240.13a-14(a). (**)	Exhibit 31.1 to the registrant’s Form 10-K filed with the Commission on January 29, 2019 (File No. 000-51277).
31.2	Certification of Chief Financial Officer pursuant to 17 CFR 240.13a-14(a). (**)	Exhibit 31.2 to the registrant’s Form 10-K filed with the Commission on January 29, 2019 (File No. 000-51277).
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350. (**)	Exhibit 32.1 to the registrant’s Form 10-K filed with the Commission on January 29, 2019 (File No. 000-51277).
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350. (**)	Exhibit 32.2 to the registrant’s Form 10-K filed with the Commission on January 29, 2019 (File No. 000-51277).
101

The following financial information from Granite Falls Ethanol, LLC’s Annual Report on Form 10-K for the fiscal year ended October 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of October 31, 2019 and October 31, 2018, (ii) the Consolidated Statements of Operations for the fiscal years ended October 31, 2019, 2018, and 2017, (iii) the Consolidated Statement of Changes in Members’ Equity for the fiscal years ended October 31, 2019, 2018, and 2017; (iv) the Consolidated Statements of Cash Flows for the fiscal years ended October 31, 2019, 2018, and 2017, and (v) the Notes to the Consolidated Financial Statements. (**)

(*)Indicates compensatory agreement.

(+)Certain portions of this exhibit have been redacted and filed on a confidential basis with the Commission pursuant to a request for confidential treatment under Rule 24b-2 of under the Exchange Act. Spaces corresponding to the deleted portions are represented by brackets with asterisks [* * *].

(**)Filed herewith

(ɷ)  Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) as they are both not material and would likely cause competitive harm to the Company if publicly disclosed. Spaces corresponding to the deleted portions are represented by brackets with asterisks [* * *].

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRANITE FALLS ENERGY, LLC

Date:	January 29, 2020	/s/ Steve Christensen
Steve Christensen
Chief Executive Officer

Date:	January 29, 2020	/s/ Stacie Schuler
Stacie Schuler
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	January 29, 2020	/s/ Steve Christensen
Steve Christensen, Chief Executive Officer and General Manager
(Principal Executive Officer)

Date:	January 29, 2020	/s/ Stacie Schuler
Stacie Schuler, Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	January 29, 2020	/s/ Paul Enstad
Paul Enstad, Governor and Chairman

Date:	January 29, 2020	/s/ Rodney R. Wilkison
Rodney R. Wilkison, Governor and Vice Chairman

Date:	January 29, 2020	/s/ Dean Buesing
Dean Buesing, Governor and Secretary

Date:	January 29, 2020	/s/ Marten Goulet
Marten Goulet, Governor

Date:	January 29, 2020	/s/ Kenton Johnson
Kenton Johnson, Governor

Date:	January 29, 2020	/s/ Sherry Jean Larson
Sherry Jean Larson, Governor

Date:	January 29, 2020	/s/ Bruce LaVigne
Bruce LaVigne, Governor

Date:	January 29, 2020	/s/ Michael Lund
Michael Lund, Governor

Date:	January 29, 2020	/s/ Robin Spaude
Robin Spaude, Governor

Date:	January 29, 2020	/s/ Marty Seifert
Marty Seifert, Alternate Governor