Form 10-Q
period 2020-01-31
Granite Falls Energy, LLC
filed 2020-03-16
CIK 1181749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended January 31, 2020

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

☐Yes    ☒No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of March 16, 2020, there were 30,606 membership units outstanding.

PART IFINANCIAL INFORMATION

Item 1.  Financial Statements

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	January 31, 2020	October 31, 2019
ASSETS	(unaudited)
Current Assets
Cash	$8,426,643	$13,521,774
Restricted cash	42,221	52,516
Accounts receivable	1,961,046	7,427,895
Inventory	18,254,904	13,803,025
Commodity derivative instruments	571,198	823,098
Prepaid expenses and other current assets	1,060,639	534,948
Total current assets	30,316,651	36,163,256

Property and Equipment, net	55,986,043	58,269,142

Goodwill	1,372,473	1,372,473

Investments	9,426,269	9,327,584

Operating lease right of use asset	22,163,764	—

Other Assets	697,254	922,254

Total Assets	$119,962,454	$106,054,709

LIABILITIES AND MEMBERS' EQUITY
Current Liabilities
Current maturities of long-term debt	$1,405,406	$1,405,406
Checks drawn in excess of bank balances	724,292	—
Accounts payable	7,058,001	11,168,471
Commodity derivative instruments	17,175	—
Accrued expenses	991,254	780,795
Operating lease, current liabilities	3,575,612	—
Total current liabilities	13,771,740	13,354,672

Long-Term Debt, less current portion	6,441,602	6,639,488

Operating Lease, long-term liabilities	18,588,152	—

Other Long-Term Liabilities	1,387,481	1,376,000

Commitments and Contingencies

Members' Equity
Members' equity attributable to Granite Falls Energy, LLC consists of 30,606 units authorized, issued, and outstanding at both January 31, 2020 and October 31, 2019	63,889,119	65,468,635
Non-controlling interest	15,884,360	19,215,914
Total members' equity	79,773,479	84,684,549

Total Liabilities and Members' Equity	$119,962,454	$106,054,709

Notes to Condensed Consolidated Unaudited Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

	Three Months Ended January 31,
	2020	2019
	(unaudited)	(unaudited)

Revenues	$53,356,326	$49,375,097

Cost of Goods Sold	54,298,819	52,110,622

Gross Loss	(942,493)	(2,735,525)

Operating Expenses	1,773,688	1,770,173

Operating Loss	(2,716,181)	(4,505,698)

Other Income (Expense):
Other income (expense), net	(54)	1,459
Interest income	35,478	73,275
Interest expense	(103,998)	(113,663)
Investment income	98,685	—
Total other income (expense), net	30,111	(38,929)

Net Loss	$(2,686,070)	$(4,544,627)

Less: Net Loss Attributable to Non-controlling Interest	1,185,371	967,125

Net Loss Attributable to Granite Falls Energy, LLC	$(1,500,699)	$(3,577,502)

Weighted Average Units Outstanding - Basic and Diluted	30,606	30,606

Amounts attributable to Granite Falls Energy, LLC:

Net Loss Per Unit - Basic and Diluted	$(49.03)	$(116.89)

Distributions Per Unit	$—	$40.00

Notes to Condensed Consolidated Unaudited Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Members’ Equity

	Members' Equity attributable to
	Granite Falls Energy, LLC	Non-controlling Interest	Total Members' Equity

Balance - October 31, 2019	$ 65,468,635	$ 19,215,914	$ 84,684,549

Acquisition of non-controlling interest	(78,817)	(2,146,183)	(2,225,000)
Net loss attributable to non-controlling interest	-	(1,185,371)	(1,185,371)
Net loss attributable to Granite Falls Energy, LLC	(1,500,699)	-	(1,500,699)

Balance - January 31, 2020	$ 63,889,119	$ 15,884,360	$ 79,773,479

Balance - October 31, 2018	$ 75,083,782	$ 21,846,265	$ 96,930,047

Member distribution	(1,196,000)	-	(1,196,000)
Net loss attributable to non-controlling interest	-	(967,125)	(967,125)
Net loss attributable to Granite Falls Energy, LLC	(3,577,502)	-	(3,577,502)

Balance - January 31, 2019	$ 70,310,280	$ 20,879,140	$ 91,189,420

Notes to Condensed Consolidated Unaudited Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	Three Months Ended January 31,
	2020	2019
	(unaudited)	(unaudited)
Cash Flows from Operating Activities:
Net loss	$(2,686,070)	$(4,544,627)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	2,366,198	2,351,722
Change in fair value of derivative instruments	370,611	(44,228)
Gain on equity method investments	(98,685)	—
Changes in operating assets and liabilities:
Commodity derivative instruments	(101,536)	735,556
Accounts receivable	5,466,849	1,611,324
Inventory	(4,451,879)	84,362
Prepaid expenses and other current assets	(525,691)	(538,574)
Accounts payable	(3,985,284)	(5,789,620)
Accrued expenses	210,459	(37,320)
Accrued railcar rehabilitation costs	11,481	—
Net Cash Used In Operating Activities	(3,423,547)	(6,171,405)

Cash Flows from Investing Activities:
Payments for capital expenditures	(208,285)	(332,814)
Net Cash Used in Investing Activities	(208,285)	(332,814)

Cash Flows from Financing Activities:
Checks drawn in excess of bank balances	724,292	—
Proceeds from long-term debt	7,039,706	—
Payments on long-term debt	(7,237,592)	(7,763)
Acquisition of non-controlling interest	(2,000,000)	—
Member distributions paid	—	(1,196,000)
Net Cash Used in Financing Activities	(1,473,594)	(1,203,763)

Net Decrease in Cash and Restricted Cash	(5,105,426)	(7,707,982)

Cash and Restricted Cash - Beginning of Period	13,574,290	14,901,091

Cash and Restricted Cash - End of Period	$8,468,864	$7,193,109

Reconciliation of Cash and Restricted Cash
Cash - Balance Sheet	$8,426,643	$6,902,900
Restricted Cash - Balance Sheet	42,221	290,209
Cash and Restricted Cash	$8,468,864	$7,193,109

Supplemental Cash Flow Information
Cash paid during the period for:
Interest expense	$103,998	$113,663

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Capital expenditures and construction in process included in accounts payable	$—	$18,291

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

Additionally, GFE owns a majority interest in Heron Lake BioEnergy, LLC (“HLBE”). HLBE is a Minnesota limited liability company currently producing fuel-grade ethanol, distillers' grains, and crude corn oil near Heron Lake, Minnesota and sells these products, pursuant to marketing agreements, throughout the continental United States. HLBE's plant has an approximate annual production capacity of 60 million gallons, but is permitted to produce approximately 72.3 million gallons of undenatured ethanol on a twelve-month rolling sum basis. Beginning December 11, 2019, HLBE owns a 100% interest in Agrinatural Gas, LLC (“Agrinatural”), which operates a natural gas pipeline that provides natural gas to HLBE's ethanol production facility and other customers. At October 31, 2019, HLBE held a 73% interest in Agrinatural.

All references to “we”, “us”, “our”, and the “Company” collectively refer to GFE and its wholly-owned and majority-owned subsidiaries.

Basis of Presentation and Principles of Consolidation

The condensed consolidated unaudited financial statements as of January 31, 2020 consolidate the operating results and financial position of GFE, and its approximately 50.7% owned subsidiary, HLBE (through GFE's 100% ownership of Project Viking, LLC). Given the Company’s control over the operations of HLBE and its majority voting interest, the Company consolidates the condensed consolidated unaudited financial statements of HLBE with GFE's condensed consolidated unaudited financial statements. The remaining 49.3% ownership of HLBE is included in the condensed consolidated unaudited financial statements as a non-controlling interest. HLBE, through its wholly owned subsidiary, HLBE Pipeline Company, LLC, owned approximately 73% of Agrinatural as of October 31, 2019. Given HLBE’s control over the operations of Agrinatural and its majority voting interest, HLBE consolidates the financial statements of Agrinatural with its consolidated unaudited financial statements, with the equity and earnings attributed to the remaining approximately 27% noncontrolling interest through December 11, 2019 when the remaining non-controlling interest was acquired. All significant intercompany balances and transactions are eliminated in consolidation.

The accompanying condensed consolidated unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s audited consolidated financial statements for the year ended October 31, 2019, contained in the Company’s annual report on Form 10-K.

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

Additionally, the Company also realizes relatively immaterial revenue from natural gas pipeline operations at Agrinatural, HLBE’s owned subsidiary. Before and after accounting for intercompany eliminations, these revenues from Agrinatural represent less than less than 1% of our consolidated revenues and have little to no impact on the overall performance of the Company. Therefore, the Company does not separately review Agrinatural’s revenues, cost of sales or other operating performance information. Rather, the Company reviews Agrinatural’s natural gas pipeline financial data on a consolidated basis with the Company’s ethanol production operating segment. The Company believes that the presentation of separate operating performance information for Agrinatural’s natural gas pipeline operations would not provide meaningful information to a reader of the Company’s consolidated financial statements and would not achieve the basic principles and objectives of ASC 280.

Accounting Estimates

Management uses estimates and assumptions in preparing these condensed consolidated unaudited financial statements in accordance with generally accepted accounting principles in the United States of America. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. The Company uses estimates and assumptions in accounting for the following significant matters, among others: economic lives of property and equipment, valuation of commodity derivatives, inventory, inventory purchase and sale commitments, evaluation of railcar rehabilitation costs, and the assumptions used in the impairment analysis of long-lived assets, which includes goodwill. Actual results may differ from previously estimated amounts, and such differences may be material to our condensed consolidated unaudited financial statements. The Company periodically reviews estimates and assumptions, and the effects of revisions are reflected in the period in which the revision is made.

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

•

Distillers’ grains. The Company engages another third-party marketing company, RPMG, Inc., to sell one hundred percent of the distillers grains it produces at the plant. RPMG takes title and control once a rail car is released to the railroad or a truck is released from the Company's scales. Prices are agreed upon between RPMG and the Company.  Our performance obligations consist of our obligation to deliver corn oil to our customers. Our customer contracts consist of orders received from the customer pursuant to a marketing agreement. Revenue is recognized net of commissions, freight and fees.

•

Distillers’ corn oil (corn oil). The Company sells one hundred percent of its corn oil production to RPMG, Inc.  The process for selling corn oil is the same as our distillers’ grains. RPMG takes title and control once a rail car is released to the railroad or a truck is released from the Company's scales. Prices are agreed upon between RPMG and the Company. Our performance obligations consist of our obligation to deliver corn oil to our customers. Our customer contracts consist of orders received from the customer pursuant to a marketing agreement. Revenue is recognized net of commissions, freight and fees.

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

Investments

The Company has investment interests in two companies in related industries. The investments are accounted for by the equity method, under which the Company’s share of the net income of the investee is recognized as income in the Company’s Condensed Consolidated Statements of Operations and added to the investment account, and distributions received from the affiliates are treated as a reduction of the investment.

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued new guidance on accounting for leases under Accounting Standards Codification 842 (ASC 842). Under the new guidance, lessees are required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted cash flow basis; and (2) a “right of use” asset, which is an asset that represents the lessee’s right to use the specified asset for the lease term. Lease expense under the new guidance is substantially the same as prior to the adoption. See Note 8 for further information.

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

The Company's operating and financial performance is largely driven by the prices at which they sell ethanol and the net expense of corn. The price of ethanol is influenced by factors such as supply and demand, the weather, government policies and programs, and unleaded gasoline prices and the petroleum markets as a whole. Excess ethanol supply in the market, in particular, puts downward pressure on the price of ethanol. The Company’s largest cost of production is corn. The cost of corn is generally impacted by factors such as supply and demand, the weather, government policies and programs, and a risk management program used to protect against the price volatility of these commodities. Market fluctuations in the price of and demand for these products may have a significant adverse effect on the Company’s operations, profitability and the availability and adequacy of cash flow to meet the Company’s working capital requirements. The Company’s risk management program is used to protect against the price volatility of these commodities.

The Company, and the ethanol industry as a whole, experienced significant adverse conditions throughout most of 2019 and into 2020 as a result of industry-wide record low ethanol prices due to reduced demand and high industry inventory levels. These factors resulted in prolonged negative operating margins, significantly lower cash flow from operations and substantial net losses. The Company believes its cash on hand and available debt from its lender will provide sufficient liquidity to meet its anticipated working capital, debt service and other liquidity needs through the next twelve months.

3.   REVENUE

Revenue by Source

All revenues from contracts with customers under ASC Topic 606 are recognized at a point in time. The following table disaggregates revenue by major source for the three months ended January 31, 2020 and 2019:

	Three Months Ended January 31, 2020
	Ethanol Production	Natural Gas Pipeline	Total
Ethanol	$40,851,988	$—	$40,851,988
Distillers’ Grains	9,631,292	—	9,631,292
Corn Oil	1,887,852	—	1,887,852
Other	295,917	—	295,917
Natural Gas	—	689,277	689,277
Total Revenues	$52,667,049	$689,277	$53,356,326

	Three Months Ended January 31, 2019
	Ethanol Production	Natural Gas Pipeline	Total
Ethanol	$35,965,285	$—	$35,965,285

Distillers’ Grains	10,566,874	—	10,566,874
Corn Oil	1,993,336	—	1,993,336
Other	264,303	—	264,303
Natural Gas	—	585,299	585,299
Total Revenues	$48,789,798	$585,299	$49,375,097

Payment Terms

The Company has contractual payment terms with each respective marketer that sells ethanol, distillers’ grains and corn oil. These terms are 10 calendar days after the transfer of control date. The Company has contractual payment terms with natural gas customers of 20 days.

Shipping and Handling Costs

Shipping and handling costs related to contracts with customers for sale of goods are accounted for as a fulfillment activity and are included in cost of goods sold. Accordingly, amounts billed to customers for such costs are included as a component of revenue.

4.   INVENTORY

Inventories consist of the following:

	January 31, 2020	October 31, 2019
	(unaudited)
Raw materials	$6,152,060	$3,253,361
Supplies	3,288,976	3,330,513
Work in process	1,434,157	1,434,552
Finished goods	7,379,711	5,784,599
Totals	$18,254,904	$13,803,025

The Company performs a lower of cost or net realizable value analysis on inventory to determine if the net realizable values of certain inventories are less than their carrying value, which is attributable primarily to decreases in market prices of corn and ethanol. Based on the lower of cost or net realizable value analysis, as a component of cost of goods sold, the Company recorded a loss on ethanol inventories of approximately $1,202,000 and $1,488,000 for the three months ended January 31, 2020 and 2019, respectively. Based on the lower of cost or net realizable value analysis, as a component of cost of goods sold, the Company recorded a loss on corn inventories of approximately $126,000 and $24,000 for the three months ended January 31, 2020 and 2019, respectively.

5.   DERIVATIVE INSTRUMENTS

As of January 31, 2020, the total notional amount of GFE’s outstanding corn derivative instruments was approximately 8,120,000 bushels, comprised of long corn futures positions on 675,000 bushels that were entered into to hedge forecasted ethanol sales through July 2020, and short corn futures positions on 3,445,000 bushels that were entered into to hedge forecasted corn purchases through December 2022. Additionally, there are corn options positions of 4,000,000 bushels through July 2020. There may be offsetting positions that are not shown on a net basis that could lower the notional amount of positions outstanding.

As of January 31, 2020, the total notional amount of HLBE’s outstanding corn derivative instruments was approximately 5,528,000 bushels, comprised of long futures positions on 391,000 bushels that were entered into to hedge forecasted ethanol sales through July 2020 and short corn futures positions on 1,607,000 bushels that were entered into to hedge forecasted corn purchases through December 2021. Additionally, there are corn options positions of 3,530,000 bushels through July 2020. There may be offsetting positions that are not shown on a net basis that could lower the notional amount of positions outstanding.

As of January 31, 2020, GFE did not have any cash collateral (restricted cash) related to derivatives held by a broker.

As of January 31, 2020, HLBE had approximately $42,000 of cash collateral (restricted cash) related to derivatives held by a broker.

The following tables provide details regarding the Company's derivative instruments at January 31, 2020, none of which were designated as hedging instruments:

	Consolidated Balance Sheet Location	Assets	Liabilities
Corn contracts - GFE	Commodity derivative instruments	$426,788	$—
Corn contracts - HLBE	Commodity derivative instruments	144,410	—
Ethanol contracts - GFE	Commodity derivative instruments	—	4,263
Ethanol contracts - HLBE	Commodity derivative instruments	—	12,912
Totals		$571,198	$17,175

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

The following tables provide details regarding the Company's derivative instruments at October 31, 2019, none of which were designated as hedging instruments:

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

The following tables provide details regarding the gains (losses) from Company's derivative instruments in the consolidated statements of operations, none of which are designated as hedging instruments:

	Consolidated Statement	Three Months Ended January 31,
	of Operations Location	2020	2019
Corn contracts	Cost of Goods Sold	$(160,218)	$44,228
Ethanol contracts	Revenues	(210,393)	—
Total gain		$(370,611)	$44,228

6.   FAIR VALUE

The following table sets forth, by level, the Company assets that were accounted for at fair value on a recurring basis at January 31, 2020:

			Fair Value Measurement Using
			Quoted Prices	Significant Other	Significant
	Carrying Amount in		in Active Markets	Observable Inputs	Unobservable Inputs
Financial Assets:	Consolidated Balance Sheet	Fair Value	(Level 1)	(Level 2)	(Level 3)
Commodity Derivative Instruments - Corn	$571,198	$571,198	$571,198	$—	$—

Financial Liabilities:
Commodity Derivative Instruments - Ethanol	$17,175	$17,175	$17,175	$—	$—

The following table provides information on those derivative assets and liabilities measured at fair value on a recurring basis at October 31, 2019:

			Fair Value Measurement Using
			Quoted Prices	Significant Other	Significant
	Carrying Amount in		in Active Markets	Observable Inputs	Unobservable Inputs
Financial Assets:	Consolidated Balance Sheet	Fair Value	(Level 1)	(Level 2)	(Level 3)
Commodity Derivative Instruments - Corn	$632,773	$632,773	$632,773	$—	$—
Commodity Derivative Instruments - Ethanol	$190,325	$190,325	$190,325	$—	$—

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

7.  DEBT FACILITIES

Debt financing consists of the following:

	January 31, 2020	October 31, 2019
	(unaudited)
GRANITE FALLS ENERGY:
Seasonal revolving loan, see terms below.	—	—
Term note payable to Project Hawkeye, see terms below.	7,142,857	7,410,714

HERON LAKE BIOENERGY:
Amended revolving term note payable to lending institution, see terms below.	69,971	—
Assessment payable as part of water treatment agreement, due in semi-annual installments of $189,393 with interest at 6.55%, enforceable by statutory lien, with the final payment due in 2021. HLBE made deposits for one years' worth of debt service payments of approximately $364,000, which is included with other assets that are held on deposit to be applied with the final payments of the assessment.	634,180	634,180
Totals	7,847,008	8,044,894
Less: amounts due within one year	1,405,406	1,405,406
Net long-term debt	$6,441,602	$6,639,488

Granite Falls Energy

Seasonal Revolving Loan

GFE has a credit facility with a lender. This credit facility was originally a revolving term loan facility with an aggregate principal commitment amount of $18,000,000 that reduced by $2,000,000 semi-annually beginning September 1, 2014, until final payment at maturity on March 1, 2018. On September 8, 2017, the revolving term loan was converted to a seasonal revolving loan in the amount of $6,000,000. GFE had no outstanding balance on the revolving term loan at the time of conversion. There was no outstanding balance on the seasonal revolving loan at January 31, 2020. Therefore, the aggregate principal amount available for borrowing by GFE under this seasonal revolving loan at January 31, 2020 was $6,000,000.

The interest rate on the seasonal revolving loan is based on the bank’s One Month London Interbank Offered Rate (“LIBOR”) Index Rate, plus 2.75%, which was 4.41% and 4.52% at January 31, 2020 and October 31, 2019, respectively.

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

Project Hawkeye Loan

On August 2, 2017, GFE entered into a credit facility with Project Hawkeye to finance its investment in Ringneck. Pursuant to this credit facility, GFE borrowed $7.5 million from Project Hawkeye using the Ringneck investment as collateral.  The Project Hawkeye loan bears interest from the date funds are first advanced on the loan through maturity, at a rate per annum equal to the sum of the One Month LIBOR Index Rate plus 3.05% per annum, with an interest rate floor of 3.55%, which equated to 4.78% and 4.82% at January 31, 2020 and October 31, 2019 respectively.

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

Heron Lake BioEnergy

Amended Credit Facility

The 2020 Credit Facility includes an amended and restated revolving term loan with an $8,000,000 principal commitment. This loan replaces the amended revolving term note and seasonal revolving loan made under the 2018 Credit Facility. The loan is secured by substantially all of HLBE’s assets, including a subsidiary guarantee.  The 2020 Credit Facility contains customary covenants, including restrictions on the payment of dividends and loans and advances to Agrinatural, and maintenance of certain financial ratios including minimum working capital, minimum net worth and a debt service coverage ratio as defined by the credit facility.  Failure to comply with the protective loan covenants or maintain the required financial ratios may cause acceleration of the outstanding principal balances on the revolving term loan and seasonal line of credit and/or the imposition of fees, charges, or penalties.

As part of the 2020 Credit Facility closing, HLBE entered into an amended administrative agency agreement with CoBank, ACP (“CoBank”). As a result, CoBank will continue act as the agent for the lender with respect to the amended credit facility. HLBE agreed to pay CoBank an annual fee of $2,500 for its services as administrative agent.

Under the terms of the amended revolving term loan, HLBE may borrow, repay, and reborrow up to the aggregate principal commitment amount of $8,000,000.  Final payment of amounts borrowed under the amended revolving term loan is due December 1, 2022.  Interest on the amended revolving term loan accrues at a variable weekly rate equal to 3.10% above the One-Month London Interbank Offered Rate (“LIBOR”) Index rate, which totaled 4.76% at January 31, 2020.

HLBE also agreed to pay an unused commitment fee on the unused available portion of the amended revolving term loan commitment at the rate of 0.500% per annum, payable monthly in arrears.

Estimated annual maturities of debt at January 31, 2020, are as follows based on the most recent debt agreements:

2021	$1,405,406
2022	1,371,632
2023	1,141,400
2024	1,071,428
2025	1,071,428
Thereafter	1,785,714
Total debt	$7,847,008

8. LEASES

Adoption of ASC 842

As discussed in Note 1, on November 1, 2019, the Company adopted the provisions of ASC 842 using the modified retrospective approach, which applies the provisions of ASC 842 upon adoption, with no change to prior periods. This adoption resulted in the Company recognizing initial right of use assets and lease liabilities of approximately $23.6 million at November 1, 2019. The adoption did not have a significant impact on the Company’s statement of operations.

Upon the initial adoption of ASC 842, the Company elected the following practical expedients allowable under the guidance: not to reassess whether any expired or existing contracts are or contain leases; not to reassess the lease classification for any expired or existing leases; not to reassess initial direct costs for any existing leases. Additionally, the Company elected the short-term lease exemption policy, applying the requirements of ASC 842 to only long-term (greater than one year) leases.

The Company leases rail cars for its facility to transport ethanol and dried distillers’ grains to its end customers. Operating lease right of use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company uses its estimated incremental borrowing rate, unless an implicit rate is readily determinable, as the discount rate for each lease in determining the present value of lease payments. For the three months ended January 31, 2020, the Company’s weighted average discount rate was 4.87%.  Operating lease expense is recognized on a straight-line basis over the lease term.

The Company determines if an arrangement is a lease or contains a lease at inception. The Company’s leases have remaining terms of approximately one to seven years. For the three months ended January 31, 2020, the weighted average remaining lease term was four years.

The Company elected to use a portfolio approach for lease classification, which allows for an entity to group together leases with similar characteristics provided that its application does not create a material difference when compared to accounting for the leases at a contract level. For railcar leases, the Company elected to combine the railcars within each rider and account for each rider as an individual lease.

The following table summarizes the remaining annual maturities of the Company’s operating lease liabilities as of January 31, 2020:

2021	$4,537,800
2022	4,410,300
2023	4,315,800
2024	3,949,800
2025	3,293,400
Thereafter	5,019,700
Totals	25,526,800
Less: Amount representing interest	3,363,036
Lease liabilities	$22,163,764

For the three months ended January 31, 2020, GFE recorded operating lease costs of approximately $778,000 in cost of goods sold in the Company’s statement of operations, which approximates cash paid for the period.

For the three months ended January 31, 2020, HLBE recorded operating lease costs of approximately $575,000 in cost of goods sold in the Company’s statement of operations, which approximates cash paid for the period.

9.   MEMBERS' EQUITY

Granite Falls Energy

GFE has one class of membership units.  The units have no par value and have identical rights, obligations and privileges.  Income and losses are allocated to all members based upon their respective percentage of units held. As of January 31, 2020 and October 31, 2019, GFE had 30,606 membership units authorized, issued, and outstanding.

In December 2018, GFE’s Board of Governors declared a cash distribution of $40 per unit or approximately $1,224,000 for GFE unit holders of record as of December 20, 2018 and was paid by GFE in January 2019.

Heron Lake BioEnergy

On December 11, 2019, HLBE Pipeline Company acquired the remaining non-controlling interest of Agrinatural for a total price of $2.225 million. A deposit of $225,000 was paid in October 2019 and recorded within other assets at October 31, 2019, and the remaining amount was paid on December 11, 2019. The change of interest is recorded as an equity transaction in accordance with ASC 805.

10.  COMMITMENTS AND CONTINGENCIES

Corn Purchases - Members

GFE purchased corn from board members of approximately $314,000 and $1,439,000 for the three months ended January 31, 2020 and 2019, respectively.

HLBE purchased corn from board members of approximately $5,065,000 and $1,949,000 for the three months ended January 31, 2020 and 2019, respectively.

Corn Forward Contracts

At January 31, 2020, GFE had cash and basis contracts for forward corn purchase commitments for approximately 4,863,000 bushels for deliveries through December 2022.

At January 31, 2020, HLBE had cash and basis contracts for forward corn purchase commitments for approximately 7,966,000 bushels for deliveries through December 2021.

Ethanol Forward Contracts

At January 31, 2020, GFE had fixed and basis contracts to sell approximately $11,045,000 of ethanol for various delivery periods through March 2020, which approximates 82% of its anticipated ethanol sales for that period.

At January 31, 2020, HLBE had fixed and basis contracts to sell approximately $11,566,000 of ethanol for various delivery periods through March 2020, which approximates 85% of its anticipated ethanol sales for that period.

Given the uncertainty of future ethanol and corn prices, the Company could incur a loss on the outstanding corn purchase contracts in future periods. Management has evaluated these forward contracts using the lower of cost or net realizable value evaluation, similar to the method used on its inventory, and has determined that no impairment losses existed at GFE or HLBE at January 31, 2020 or October 31, 2019.

Distillers' Grain Forward Contracts

At January 31, 2020, GFE had forward contracts to sell approximately $877,000 of distillers’ grain for deliveries through February 2020, which approximates 40% of its anticipated distillers’ grain sales during that period.

At January 31, 2020, HLBE had forward contracts to sell approximately $2,211,000 of distillers’ grains for delivery through March 2020, which approximates 55% of its anticipated distillers’ grain sales during that period.

Corn Oil Forward Contracts

At January 31, 2020, GFE had forward contracts to sell approximately $495,000 of corn oil for various delivery periods through February 2020, which approximates 100% of its anticipated corn oil sales for that period.

At January 31, 2020, HLBE had forward contracts to sell approximately $289,000 of corn oil for various delivery periods through February 2020, which approximates 75% of its anticipated corn oil sales for that period.

Rail Car Rehabilitation Costs

GFE leases 75 hopper rail cars under a multi-year agreement which ends in November 2025. Under the agreement, GFE is required to pay to rehabilitate each car for “damage” that is considered to be other than normal wear and tear upon turn in of the car(s) at the termination of the lease. Prior to the year ending October 31, 2019, GFE believed ongoing repairs resulted in an insignificant future rehabilitation expense. During the year ending October 31, 2019, based on new information, we re-evaluated our assumptions and believe that it is probable that we may be assessed for damages incurred. At January 31, 2020 and October 31, 2019 GFE has recorded an estimated liability totaling $825,000. GFE accrues the estimated cost of railcar damages over the term of the lease as the cost of damages are incurred.

HLBE leases 50 hopper rail cars under a multi-year agreement which ends in May 2027. Under the agreement, HLBE is required to pay to rehabilitate each car for “damage” that is considered to be other than normal wear and tear upon turn in of the car(s) at the termination of the lease. Prior to the year ending October 31, 2019, the Company believed ongoing repairs resulted in an insignificant future rehabilitation expense. During the year ending October 31, 2019, based on new information, we re-evaluated our assumptions and believe that it is probable that we may be assessed for damages incurred. At January 31, 2020 and October 31, 2019 HLBE has recorded an estimated liability totaling $562,000 and $551,000, respectively. HLBE accrues the estimated cost of railcar damages over the term of the lease as the damages are incurred. Company management has estimated total costs to rehabilitate the cars at January 31, 2020 to be approximately $562,000. During the quarter ended January 31, 2020, HLBE has recorded an expense in cost of goods of approximately $11,000.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three months ended January 31, 2020 and 2019. This discussion should be read in conjunction with the condensed consolidated unaudited financial statements and related notes in Item 1 of this report and the information contained in the Company’s annual report on Form 10-K for the fiscal year ended October 31, 2019.

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

Forward-looking statements are subject to a number of known and unknown risks, uncertainties and other factors, many of which may be beyond our control, and may cause actual results, performance or achievements to differ materially from those projected in, expressed or implied by forward-looking statements. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us are described more particularly in the “Risk Factors” section of our annual report on Form 10-K for the year ended October 31, 2019. These risks and uncertainties include, but are not limited to, the following:

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

Overview

Granite Falls Energy, LLC (“Granite Falls Energy” or “GFE”) is a Minnesota limited liability company that owns and operates a dry mill corn-based, natural gas fired ethanol plant in Granite Falls, Minnesota.  Additionally, through Project Viking, L.L.C., a wholly owned subsidiary (“Project Viking”), GFE owns an approximately 50.7% controlling interest of Heron Lake BioEnergy, LLC (“Heron Lake BioEnergy” or “HLBE”).  HLBE is a Minnesota limited liability company that owns and operates a dry mill corn-based, natural gas fired ethanol plant near Heron Lake, Minnesota.  Additionally, through its wholly owned subsidiary, HLBE Pipeline Company, LLC (“HLBE Pipeline Company”), HLBE is the sole owner of Agrinatural Gas, LLC (“Agrinatural”), which operates a natural gas pipeline. Beginning as of December 11, 2019, HLBE holds a 100% interest in Agrinatural. At October 31, 2019, HLBE held a 73% interest in Agrinatural.

When we use the terms “Heron Lake BioEnergy,” “Heron Lake,” or “HLBE” or similar words, unless the context otherwise requires, we are referring to Heron Lake BioEnergy and its wholly owned subsidiary, HLBE Pipeline Company, LLC, and its wholly owned subsidiary Agrinatural. When we use the terms “Granite Falls Energy” or “GFE” or similar words, unless the context otherwise requires, we are referring to Granite Falls Energy, LLC and our operations at our ethanol production facility located in Granite Falls, Minnesota. When we use the terms the “Company,” “we,” “us,” “our” or similar, unless the context otherwise requires, we are referring to Granite Falls Energy, LLC and our consolidated wholly and majority owned subsidiaries.

Our business consists primarily of the production and sale of ethanol and its co-products (wet, modified wet and dried distillers’ grains, corn oil and corn syrup) locally, and throughout the continental U.S.  Our production operations are carried out at GFE’s ethanol plant located in Granite Falls, Minnesota and at HLBE’s ethanol plant near Heron Lake, Minnesota.

GFE’s ethanol plant has an approximate annual production capacity of 60 million gallons of denatured ethanol, but has obtained EPA pathway approval and permits from the Minnesota Pollution Control Authority (“MPCA”) to increase its production capacity to approximately 70 million gallons of undenatured ethanol on a twelve-month rolling sum basis. HLBE’s plant has an approximate annual production capacity of 60 million gallons of denatured ethanol, but has obtained EPA pathway approval and permits from the MPCA to increase its production capacity to approximately 72 million gallons of undenatured ethanol on a twelve month rolling sum basis.  We intend to continue working toward increasing production at plants to take advantage of the additional production allowed pursuant to their respective permits so long as we believe it is profitable to do so.

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

HLBE has a facilities agreement with Northern Border Pipeline Company, which allows HLBE to access an existing interstate natural gas pipeline located approximately 16 miles north of its plant.  HLBE has entered into a firm natural gas transportation agreement with its wholly owned subsidiary, Agrinatural.  HLBE also has an agreement with Constellation NewEnergy—Gas Division, LLC to supply the natural gas necessary to operate the Heron Lake plant.

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

As of December 11, 2019, HLBE owns a 100% interest in Agrinatural, a natural gas distribution and sales company located in Heron Lake, Minnesota.  Agrinatural owns approximately 190 miles of natural gas pipeline and provides natural gas to HLBE’s ethanol plant and other commercial, agricultural and residential customers through a connection with the natural gas pipeline facilities of Northern Border Pipeline Company.  Agrinatural’s revenues are generated through natural gas distribution fees and sales.

We have a natural gas local distribution company management agreement with Agrinatural pursuant to which our chief executive officer and chief financial officer also hold those same offices with Agrinatural. The agreement automatically renews for successive one-year terms unless either Agrinatural or GFE gives the other party written notice of termination prior to expiration of the then current term. The agreement may also be terminated by either party for cause under certain circumstances.

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

Trends and Uncertainties Impacting Our Operations

The principal factors affecting our results of operations and financial conditions are the market prices for corn, ethanol, distillers’ grains and natural gas, as well as governmental programs designed to create incentives for the use of corn-based ethanol.  Other factors that may affect our future results of operation include those risks discussed below and in “PART II - Item 1A. Risk Factors” of this report and “PART I - Item 1A. Risk Factors” of our annual report on Form 10-K for the fiscal year ended October 31, 2019.

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

Management currently believes that our margins will remain negative or low during the remainder of the fiscal year 2020. Continued large corn supplies and ethanol production capacity increases could have a negative impact on the market price of ethanol which could adversely impact our profitability. This negative impact could worsen if domestic ethanol inventories remain high or grow, or if U.S. exports of ethanol decline. Recent US Energy Information Administration (“EIA”) reports indicate that ethanol stocks remain high and that ethanol production remains steady since the conclusion of fiscal year 2019. In addition, management believes that increased waivers of small refiner renewable volume obligations (“RVOs”) by the US Environmental Protection Agency (“EPA”), as well as uncertainty regarding the potential Renewable Fuels Standard (“RFS”) reset, will contribute to the projected negative or low margins.

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

Increases in the price for crude oil and unleaded gasoline could have a negative impact on the demand for gasoline and impact the market price of ethanol, which could adversely impact our profitability. According to the EIA February 2020 Short Term Energy Outlook, U.S. gasoline demand was approximately 9.3 million barrels per day in 2019 and is expected to stay at that same level in 2020. The EIA forecasts regular gasoline prices to average $2.60 per gallon in 2020 compared to the 2019 average of $2.73 per gallon. The EIA also estimates the summer peak price will gradually decrease from the peak in August at an average of $2.68 per gallon to an average $2.53 per gallon in December. Any increase in the average gallon cost to the public could have a negative impact on the EIA’s forecast.

In addition, crude oil prices have fallen sharply in March 2020, as a result of market reaction to the coronavirus pandemic, which has caused global demand to decline, and international price wars. Such marked decreases in crude oil prices are likely to have a negative impact on the demand for ethanol, which are likely to be exacerbated by overall lessened global energy demand as a result of the coronavirus pandemic.

Continued ethanol production capacity increases could also have a negative impact on the market price of ethanol, which could be further exacerbated if domestic ethanol inventories remain high or grow, or if U.S. exports of ethanol decline. Throughout 2019, some U.S. ethanol plants temporarily suspended production due to negative margins and stagnant export projections caused by trade barriers.

In recent years, exports of ethanol have increased; however exports fell slightly during the 2019 fiscal year compared to the 2018 fiscal year. Export demand for ethanol is less consistent compared to domestic demand which can lead to ethanol price volatility. In April 2018, in response to the tariffs imposed by the Trump administration, China announced an additional retaliatory tariff on ethanol imports of 15%, bringing the total tariff to 45%. Subsequently, in July 2018, China announced an additional tariff on ethanol imports, bringing the total tariff to 70%. As a result, recent exports to China have been negligible. Brazilian demand for U.S. ethanol has remained relatively steady, despite a tariff imposed in 2017. In August 2019, Brazil announced that it raised the quota on U.S. ethanol imports under its tariff rate quota from 600 million liters per year to nearly 750 million liters per year. Any decrease in U.S. ethanol exports could adversely impact the market price of ethanol unless domestic demand increases or foreign markets are developed.

During our first fiscal quarter of 2020, distillers’ grains prices fell, due to lower export demand and weakness in corn and soybean meal prices. In addition to being an animal feed substitute for corn, distillers’ grains are increasingly considered a protein feed substitute for soybean meal. Management currently believes that the impact of the current Chinese imposition of antidumping and countervailing duties on distillers’ grains produced in the U.S. has been absorbed into the market. However, recent trade disputes with China, Mexico and Canada could result in the imposition of additional tariffs on distillers’ grains produced in the United States, which could lead to an oversupply of distillers’ grains domestically and negatively impact distillers’ grains prices. Additionally, domestic feeding margins in cattle and hogs in particular could have a negative impact on total domestic distillers’ grains demand.

Corn oil prices have been slightly negatively impacted during the three months ended January 31, 2020, in line with the recent historic perspective, which has seen corn oil prices over the past few years be impacted by oversupply of soybeans and the resulting lower price of soybean oil which competes with corn oil for biodiesel production, in addition to increased corn oil production. The impact of lower soybean oil prices and the market’s increase in corn oil production during the last few years will likely continue to impact corn oil prices.

In December 2019, legislation was signed extending the $1.00 per-gallon biodiesel blender tax credit retroactively to January 1, 2018 through December 31, 2022. However, corn oil prices may decrease if biodiesel producers reduce production and/or demand for corn oil is reduced without extension of the biodiesel blenders tax credit.

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

Under the provisions of the RFS, the EPA must publish an annual rule that establishes the number of gallons of different types of renewable fuels, including corn-based ethanol, that must be blended with gasoline in the U.S. by refineries, blenders, distributors, and importers, which affects the domestic market for ethanol.  In December 2019, the EPA released the final renewable volume obligations (“RVOs”), which included an overall blending requirement of 20.09 billion gallons for 2020, a slight increase from 2019 mandates. Conventional corn-based ethanol levels were left at 15.0 billion gallons, excluding any waivers granted by the EPA to small refiners for “hardship.”

U.S. ethanol production capacity exceeded the EPA’s 2018 and 2019 RVOs that can be satisfied by corn-based ethanol. Under the RFS, if mandatory renewable fuel volumes are reduced by at least 20% for two consecutive years, the EPA is required to modify, or reset, statutory volumes through 2022. In October 2018, the Office of Management and Budget announced that the 20% thresholds “have been met or are expected to be met in the near future.” In May 2019, the EPA delivered the proposed RFS “reset” rule to the White House Office of Management and Budget for its review. If the statutory RVOs are reduced as a result of reset, it could have an adverse effect on the market price and demand for ethanol which would negatively impact our financial performance.

There is growing availability of E85 for use in flexible fuel vehicles; however, it is limited due to lacking infrastructure. In addition, the industry has been working to introduce E15 to the retail market since the EPA approved its use in vehicles model year 2001 and newer. However, widespread adoption of E15 has been hampered by regulatory and infrastructure hurdles in many states, as well as consumer acceptance. Additionally, sales of E15 may have been limited because (i) it is not approved for use in all vehicles, (ii) the EPA requires a label that management believes may discourage consumers from using E15, and (iii) retailers may choose not to sell E15 due to concerns regarding liability. In addition, different gasoline blendstocks may have been required at certain times of the year in order to use E15 due to federal regulations related to fuel evaporative emissions. This may have prevented E15 from being used during certain times of the year in various states. However, on May 30, 2019, the EPA issued a final rule which allows E15 to be sold year-round. In June 2019, the American Fuel and Petrochemical Manufacturers association filed a lawsuit in the U.S. Court of Appeals for the District of Columbia challenging the final rule. Additionally, in August 2019, the Small Retailers Coalition filed a lawsuit in the U.S. Court of Appeals for the District of Columbia seeking review of the final rule. There is no guarantee that the final rule will be upheld. Legal challenges could create uncertainty for retailers desiring to implement or expand sales of E15. Additionally, although the year-round E15 rule is now final, there is no guarantee that retailers will implement the sale of year-round E15, nor is there a guarantee that the rule will result in an increase of ethanol sales.

The EPA assigns individual refiners, blenders, and importers the RVOs they are obligated to use based on their percentage of total fuel sales.  Obligated parties use RINs to show compliance with RVOs.  RINs are attached to renewable fuels by producers and detached when the renewable fuel is blended with transportation fuel or traded in the open market.  The market price of detached RINs affects the price of ethanol in certain markets and influences the purchasing decisions by obligated parties. Under the RFS, small refineries may petition for and be granted temporary exemptions from the

RVOs if they can demonstrate that compliance with the RVOs would cause disproportionate economic hardship. The EPA has recently granted a number of these exemptions, whereby such refiners were alleviated of their responsibility to supply RINS for their obligated volumes based upon the grounds of economic hardship.  On February 20, 2020, the EPA released data on the number of waivers filed, which indicated that 23 petitions for waivers for the 2019 compliance year have been received. For the 2018 compliance year, 42 petitions have been received. To date, the EPA has approved 31 petitions and denied 6 petitions, and 5 petitions have been declared ineligible or withdrawn. The 31 approved petitions have exempted approximately 1.43 billion RINs, which is approximately 13.42 billion gallons of gasoline and diesel, from meeting the RFS blending targets. The 37 approved petitions for compliance year 2017 exempted approximately 1.82 billion RINs, which is approximately 17.05 billion gallons of gasoline and diesel, from meeting the RFS blending targets. It is expected that additional petitions for waivers for the 2019 compliance year will be received by the EPA. It is also expected that the EPA will approve a significant number of these waiver petitions, thereby exempting a substantial number of gallons of gasoline and diesel from meeting the RFS blending targets. These exemptions decrease demand for our products, which negatively impacts ethanol prices and our profitability.

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

Additionally, on May 29, 2018, the National Corn Growers Association, National Farmers Union, and the Renewable Fuels Association (“RFA”) filed a petition with the U.S. Court of Appeals for the 10th Circuit challenging the EPA’s grant of waivers to three specific refineries.  The petitioners are asking the U.S. Court of Appeals for the 10th Circuit to reject the waivers granted to three refineries located in Wynnewood, Oklahoma, Cheyenne, Wyoming, and Woods Cross, Utah as an abuse of EPA authority.  These waived gallons are not redistributed to obligated parties, and in effect, reduce the aggregate RVOs under the RFS. In January 2020, the court struck down the exemptions as improperly issued by the EPA. The court interpreted the RFS statute to require that any exemption granted to a small refinery after 2010 must take the form of an “extension,” which would require a small refinery exemption in prior years to prolong, enlarge or add to. The court approved a 15-day extension of the deadline to file a petition for rehearing, which sets the deadline at March 24, 2020. It is unclear what the effect of this ruling would be on the EPA’s future granting of small refinery hardship waivers, if any. If the specific waivers granted by the EPA and/or its lower criteria for granting small refinery waivers under the RFS are allowed to stand, or if the volume requirements are further reduced, it could have an adverse effect on the market price and demand for ethanol which would negatively impact our financial performance.

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

Although the maintenance of the 15.0 billion gallon threshold for volume requirements that may be met with corn-based ethanol in the 2020 final rule, in addition to the year-round E15 rule, signals support from the EPA and the Trump administration for domestic ethanol production, the Trump administration could still elect to materially modify, repeal, or otherwise invalidate the RFS.  Any such reform could adversely affect the demand and price for ethanol and the Company's profitability.

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

Results of Operations for the Three Months Ended January 31, 2020 and 2019

The following table shows summary information from the results of our operations and the approximate percentage of revenues, costs of goods sold, operating expenses and other items to total revenues in our unaudited condensed consolidated statements of operations for the three months ended January 31, 2020 and 2019 (amounts in thousands).

	Three Months Ended January 31,
	2020		2019
	(unaudited)		(unaudited)
Statement of Operations Data	Amount	%	Amount	%
Revenues	$53,356	100.0%	$49,375	100.0%
Cost of Goods Sold	54,299	101.8%	52,111	105.5%
Gross Loss	(943)	(1.8)%	(2,736)	(5.5)%
Operating Expenses	1,773	3.3%	1,770	3.6%
Operating Loss	(2,716)	(5.1)%	(4,506)	(9.1)%
Other Income (Expense), net	30	0.1%	(39)	(0.1)%
Net Loss	(2,686)	(5.0)%	(4,545)	(9.2)%
Less: Net Loss Attributable to Non-controlling Interest	1,185	2.2%	967	2.0%
Net Loss Attributable to Granite Falls Energy, LLC	$(1,501)	(2.8)%	$(3,578)	(7.2)%

Revenues

Our consolidated revenue is derived principally from sales of our three primary products: ethanol, distillers’ grains and corn oil. Revenues from these products represented approximately 98.2% and 98.3% of our total revenues for the three months ended January 31, 2020 and 2019, respectively. The remaining approximately 1.8% and 1.7% is attributable to miscellaneous other revenue for the three months ended January 31, 2020 and 2019, respectively, and is made up of incidental sales of corn syrup at HLBE’s plant and revenues from natural gas pipeline operations at Agrinatural, net of intercompany eliminations for distribution fees paid by HLBE to Agrinatural for natural gas transportation services.

The following table shows the sources of our consolidated revenue and the approximate percentage of revenues from those sources to total revenues in our condensed consolidated unaudited statements of operations for the three months ended January 31, 2020:

	Three Months Ended January 31, 2020
	Sales Revenue
Revenue Sources	(in thousands)	% of Total Revenues
Ethanol sales	$40,852	76.6%
Distillers' grains sales	9,631	18.1%
Corn oil sales	1,888	3.5%
Miscellaneous other	985	1.8%
Total Revenues	$53,356	100.0%

The following table shows the sources of our consolidated revenue and the approximate percentage of revenues from those sources to total revenues in our condensed consolidated unaudited statements of operations for the three months ended January 31, 2019:

	Three Months Ended January 31, 2019
	Sales Revenue
Revenue Sources	(in thousands)	% of Total Revenues
Ethanol sales	$35,965	72.9%
Distillers' grains sales	10,567	21.4%
Corn oil sales	1,993	4.0%
Miscellaneous other	850	1.7%
Total Revenues	$49,375	100.0%

Our total consolidated revenues increased by approximately 8.1% for the three months ended January 31, 2020, as compared to the three months ended January 31, 2019.  This increase was due to increases in the average price received for our ethanol and an increase in volume sold of our corn oil, which was partially offset by decreases in the average price received for our distillers’ grains and corn oil and decreases in volumes sold of our ethanol and distillers’ grains. The following table reflects quantities of our three primary products sold and the average net prices received for the three months ended January 31, 2020 and 2019:

	Three Months Ended January 31, 2020		Three Months Ended January 31, 2019
	Quantity Sold	Avg. Net Price	Quantity Sold	Avg. Net Price
Product	(in thousands)		(in thousands)
Ethanol (gallons)	31,004	$1.32	32,466	$1.11
Distillers' grains (tons)	71	$135.51	76	$139.90
Corn oil (pounds)	8,373	$0.22	8,040	$0.25

Ethanol

Total revenues from sales of ethanol increased by approximately 13.6% for the three months ended January 31, 2020 compared to the same period of 2019 due to an increase of approximately 18.9% in the average price per gallon we received for our ethanol, partially offset by an approximately 4.5% decrease in aggregate volume sold. The aggregate decrease in the number of gallons sold is due to an approximately 2.1% decrease in the number of gallons sold at the GFE plant resulting from decreased ethanol production at the GFE plant during the 2020 period, coupled with an approximately 6.8% decrease in the volume of ethanol sold at the HLBE plant during the 2020 period. The increase in ethanol prices was primarily due to the increase in corn prices.

From time to time, we engage in hedging activities with respect to our ethanol sales. At January 31, 2020, GFE had fixed and basis contracts for forward ethanol sales for various delivery periods through March 2020 valued at approximately $11.0 million. At January 31, 2020, HLBE had fixed and basis contracts for forward ethanol sales for various delivery periods through March 2020 valued at approximately $11.6 million. Separately, ethanol derivative instruments resulted in a loss of approximately $210,000 for the three months ended January 31, 2020; in comparison, they resulted in no gain or loss for the three months ended January 31, 2019.

Distillers' Grains

Total revenues from sales of distillers’ grains decreased by approximately 8.9% for the three months ended January 31, 2020 compared to the same period of 2019.  This decrease was due to an approximately 3.1% decrease in the average price per ton we received for our distillers’ grains, coupled with an approximately 6.6% decrease in the volumes sold from period to period. We sold fewer tons of distillers’ grains in the three months ended January 31, 2020 as compared to the same period in 2019 due to the timing of shipments and less production. The decrease in the market price of distillers’ grains is due to competition with other feed ingredients, primarily soybean meal.

At January 31, 2020, GFE had forward distillers’ grains sales contracts valued at approximately $877,000 for delivery periods through February 2020 and HLBE had forward distillers’ grains sales contracts valued at approximately $2,211,000 for delivery periods through March 2020.

Corn Oil

Total revenues from sales of corn oil decreased by approximately 5.3% for the three months ended January 31, 2020 compared to the same period of 2019 due to an approximately 12.0% decrease in the average price per pound we received for our corn oil from period to period, which was partially offset by an approximately 4.1% increase in pounds sold from period to period. We sold more pounds of corn oil during the three months ended January 31, 2020 as compared to the same period in 2019 due to an approximately 4.6% increase in pounds sold at GFE’s plant, coupled with an approximately 3.6% increase in pounds sold at the HLBE plant. The reduced corn oil sales is attributable to reduced slightly decreased oil extraction rates per bushel of corn for the three months ended January 31, 2020 compared to the same period of 2019.

Management expects corn oil prices will remain relatively steady in the near term. However, we may experience lower demand for corn oil from the biodiesel industry as the 2020 RVOs for biodiesel were only up slightly from the 2019 levels, which may result in lower biodiesel production. Additionally, lower soybean oil prices could negatively impact corn oil prices.

At January 31 2020, GFE had forward corn oil sales contracts valued at approximately $495,000 for various delivery periods through February 2020. At January 31, 2020, HLBE had forward corn oil sales contracts valued at approximately $289,000 for various delivery periods through February 2020.

Cost of Goods Sold

Our cost of goods sold increased by approximately 4.2% for the three months ended January 31, 2020, as compared to the three months ended January 31, 2019. However, as a percentage of revenues, our cost of goods sold decreased to approximately 101.8% for the three months ended January 31, 2020, as compared to approximately 105.5% for the same period in 2019. Approximately 90% of our total costs of goods sold is attributable to our ethanol production. The cost of goods sold per gallon of ethanol sold for the three months ended January 31, 2020 and 2019 was approximately $1.58 and $1.44 per gallon, respectively.

The following table shows the costs of corn and natural gas (our two largest single components of costs of goods sold), as well as all other components of cost of goods sold, which includes processing ingredients, electricity, and wages, salaries and benefits of production personnel, and the approximate percentage of costs of those components to total costs of goods sold in our unaudited condensed consolidated statements of operations for the three months ended January 31, 2020:

	Three Months Ended January 31, 2020
	Cost	% of Cost of Goods Sold
	(in thousands)
Corn costs	$41,974	77.3%
Natural gas costs	3,442	6.3%
All other components of costs of goods sold	8,883	16.4%
Total Cost of Goods Sold	$54,299	100.0%

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

Corn

Our aggregate cost of corn was approximately 8.9% more for the three months ended January 31, 2020 compared to the same period of 2019, due to an approximately 11.6% increase in the average price per bushel paid for corn, partially offset by an approximately 2.4% decrease in the number of bushels of corn processed from period to period. The corn-ethanol price spread (the difference between the price per gallon of ethanol and the price per bushel of grain divided by 2.8) for the three months ended January 31, 2020 was approximately $0.07 higher than the corn-ethanol price spread we experienced for same period of 2019. Management attributes the increase in corn prices primarily to weather conditions. Management anticipates that corn prices will remain higher in fiscal year 2020.

From time to time we enter into forward purchase contracts for our commodity purchases and sales. At January 31, 2020, GFE had approximately 4.9 million bushels of cash and basis contracts for forward corn purchase commitments for various delivery periods through December 2022. At January 31, 2020, HLBE had approximately 8.0 million bushels of cash and basis contracts for forward corn purchase commitments for various delivery periods through December 2021.

Our corn derivative positions resulted in a loss of approximately $160,000 for the three months ended January 31, 2020 and a gain of approximately $44,000 for the three months ended January 31, 2019.  We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn in cost of goods sold as the changes occur. As corn prices fluctuate, the value of our derivative instruments is impacted, which affects our financial performance. We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.

Natural Gas

Our cost of goods sold related to natural gas costs decreased approximately 13.1% for the three months ended January 31, 2020, as compared to the three months ended January 31, 2019.  Management attributes this decrease in cost of natural gas from period to period to higher natural gas inventories.

From time to time we enter into forward purchase contracts for our natural gas purchases. We had no gain or loss on natural gas derivative instruments for the three months ended January 31, 2020 and January 31, 2019. We recognize the gains or losses that result from the changes in the value of our derivative instruments from natural gas in cost of goods sold as the changes occur.

Other Components of Costs of Goods Sold

Our costs of goods sold related to all other components decreased approximately 7.6% for the three months ended January 31, 2020 compared to the same period of 2019. Management attributes this decrease in costs from period to period to lower costs for repairs and maintenance.

Operating Expenses

Operating expenses include wages, salaries and benefits of administrative employees at the plant, insurance, professional fees, property taxes, and similar costs. Our operating expenses increased by approximately 0.2% for the three months ended January 31, 2020 compared to the same period ended 2019.

Operating Loss

Our operating loss for the three months ended January 31, 2020 decreased by approximately $1.8 million compared to the same period of 2019.  This decrease resulted largely from lower revenues in the 2019 period compared to the 2020 period.

Other Income (Expense), Net

We had net other income of approximately $30,000 and net other expense of approximately $39,000 for the three months ended January 31, 2020 and 2019, respectively. This increase in net other income resulted primarily from investment income received in the 2020 period.

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

On June 29, 2018, GFE completed a $2.0 million investment in in Harvestone Group, LLC (“Harvestone”), acquiring 20 preferred membership units of Harvestone.  GFE’s capital contribution was initially sufficient to secure GFE the right to appoint one advisor to the advisory committee to the managers of Harvestone, and GFE had appointed Eric Baukol, its Risk Manager, to serve as its appointed advisor. In October 2019, Harvestone and its members amended the Limited Liability Company Agreement of Harvestone, which resulted in the removal of GFE’s right to appoint an advisor to the advisory committee to the managers of Harvestone.

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

Changes in Financial Condition at January 31, 2020 and October 31, 2019

The following table highlights our financial condition at January 31, 2020 and October 31, 2019 (amounts in thousands):

	January 31, 2020	October 31, 2019
	(unaudited)
Current Assets	$30,317	$36,163
Total Assets	$119,962	$106,055
Current Liabilities	$13,772	$13,355
Long-Term Debt, less current portion	$6,442	$6,639
Operating lease, long-term liabilities	$18,588	$—
Other Long-Term Liabilities	$1,387	$1,376
Members' Equity attributable to Granite Falls Energy, LLC	$63,889	$65,469
Non-controlling Interest	$15,884	$19,216

The decrease in total current assets is attributable to a decrease in cash on hand of approximately $5.1 million at January 31, 2020 compared to October 31, 2019.  The decrease in cash was due primarily to timing of payments for corn purchases in the 2020 period. Additionally, we had a decrease in accounts receivable of approximately $5.5 million. Offsetting this decrease was an increase in inventory of approximately $4.5 million at January 31, 2020 compared to October 31, 2019.

Contributing to the increase in total assets was the recognition of our operating lease right of use asset in the 2020 period, offset by depreciation of fixed assets of approximately $2.4 million.

Our current liabilities increased approximately $417,000 at January 31, 2020 compared to October 31, 2019, due primarily to the recognition of our operating lease liabilities during the 2020 period, an increase of approximately $724,000  in checks drawn in excess of bank balances, approximately $210,000 in accrued expenses, partially offset by a decrease of approximately $4.1 million of accounts payable at January 31, 2020 compared to October 31, 2019 due to the timing of payments to vendors during the three months ended January 31, 2020.

Members’ equity attributable to Granite Falls Energy, LLC at January 31, 2020 compared to October 31, 2019 decreased by approximately $1.6 million. The decrease was related primarily to our approximately $1.5 million net loss attributable to GFE during the three months ended January 31, 2020.

Non-controlling interest totaled approximately $15.9 million and $19.2 million at January 31, 2020 and October 31, 2019, respectively.  This is directly related to recognition of the 49.3% non-controlling interest in HLBE.

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

Cash Flows

The following table shows our cash flows for the three months ended January 31, 2020 and 2019 (amounts in thousands):

	2020	2019
	(unaudited)	(unaudited)
Net cash used in operating activities	$(3,423)	$(6,171)
Net cash used in investing activities	$(208)	$(333)
Net cash used in financing activities	$(1,474)	$(1,204)
Net decrease in cash and restricted cash	$(5,105)	$(7,708)

Operating Cash Flows

During the three months ended January 31, 2020, we used less cash in operating activities compared to the same period of 2019 primarily due to more net loss in the 2019 period. Additionally, changes in various working capital components, including accounts receivable, accounts payable and accrued expenses, contributed to the higher cash used during the 2019 period.

Investing Cash Flows

Cash used in investing activities was approximately $125,000 less for the three months ended January 31, 2020, compared to the same period of 2019, due to decreased capital expenditures during the 2020 period.

Financing Cash Flows

During the three months ended January 31, 2020, we used cash to make payments of approximately $7.2 million on our long-term debt and to acquire non-controlling interest in the amount of $2.0 million, which were offset by proceeds from long-term debt of approximately $7.0 million and checks in excess of bank balances of approximately $0.8 million. Comparatively, during the same period of 2019, we made payments of approximately $1.2 million in distributions to our unit holders and principal payments of approximately $8,000 on our long-term debt.

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

Under the seasonal revolving loan, GFE may borrow, repay, and re-borrow up to the aggregate principal commitment of $6.0 million until its maturity.  GFE had no outstanding balance on the seasonal revolving loan at January 31, 2020. The aggregate principal amount available to GFE for additional borrowing was $6.0 million at January 31, 2020.

The seasonal revolving loan bears interest from the date funds are first advanced on the loan through maturity, at a rate per annum equal to the sum of (x) the One Month LIBOR Index Rate plus (y) 2.75% per annum. The interest rate was 4.41% and 4.52% at January 31, 2020 and October 31, 2019, respectively.

GFE pays an unused commitment fee on the unused portion of the seasonal revolving loan commitment at the rate of 0.250% per annum. The credit facility with AgCountry is secured by substantially all of GFE’s assets. There are no savings account balance collateral requirements as part of this credit facility.

The credit facility requires GFE to comply with certain financial covenants at various times calculated monthly, quarterly or annually, including restriction of the payment of dividends and maintenance of certain financial ratios including minimum working capital, minimum net worth and a debt service coverage ratio as defined by the credit facility. GFE is permitted to pay distributions to its members up to 75% of its net income for the year in which the distributions are paid provided that immediately prior to the distribution and after giving effect to the distribution, no default exists and GFE is in compliance with all of its loan covenants including compliance with the financial covenants.  Further, GFE agreed not to create or incur any indebtedness except for debt to AgCountry, accounts payable to trade creditors, subordinated debt owed to Project Hawkeye, or debt to other lenders in an aggregate amount not exceed $750,000 or make loans or advances or invest in any entity, other than its investments in HLBE and Ringneck, without the consent of CoBank or AgCountry.  CoBank consented to our investment in Harvestone. Failure to comply with the protective loan covenants or maintain the required financial ratios may cause acceleration of the outstanding principal balances on the revolving term loan and/or the imposition of fees, charges or penalties. For the fiscal year ended October 31, 2019, GFE had an event of non-compliance with the debt service coverage ratio as defined in the credit facility. In December 2019, GFE received a waiver from its lender waiving this event of non-compliance. If market conditions deteriorate in the future, circumstances may develop which could result in GFE violating the financial covenants or other terms of its credit facility. Should unfavorable market conditions result in our violation of the terms or covenants of the credit facility and we fail to obtain a waiver of any such term or covenant, AgCountry could deem GFE in default, impose fees, charges and penalties, terminate any commitment to loan funds and require GFE to immediately repay a significant portion or possibly the entire outstanding balance of the revolving term loan. In the event of a default, AgCountry could also elect to proceed with a foreclosure action on our plant.

As of January 31, 2020, we were in compliance with these financial covenants.  However, if market conditions deteriorate in the future, circumstances may develop which could result in us violating the financial covenants or other terms of GFE’s credit facility. If we fail to comply with the terms of our credit agreement with AgCountry, and AgCountry refuses to waive the non-compliance, AgCountry could terminate the credit facility and any commitment to loan funds to GFE.

GFE’s Other Credit Arrangement

GFE has a credit facility with Project Hawkeye for a $7.5 million loan to finance the balance of its initial subscription in Ringneck.  Interest on the Project Hawkeye loan accrues at a variable rate equal to the sum of the One Month LIBOR Index Rate plus 3.05% per annum, with an interest rate floor of 3.55%, which was 4.78% and 4.82% at January 31, 2020 and October 31, 2019, respectively.

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

   HLBE’s Compeer Credit Facility

HLBE has a 2020 Credit Facility with Compeer Financial, formerly known as AgStar Financial Services, FCLA (“Compeer”), which includes an amended and restated revolving term loan with an $8,000,000 principal commitment. This loan replaces the amended revolving term note and seasonal revolving loan made under the 2018 Credit Facility. The loan is secured by substantially all of HLBE’s assets, including a subsidiary guarantee. The 2020 Credit Facility contains customary covenants, including restrictions on the payment of dividends and loans and advances to Agrinatural, and maintenance of certain financial ratios including minimum working capital, minimum net worth and a debt service coverage ratio as defined by the credit facility.  Failure to comply with the protective loan covenants or maintain the required financial ratios may cause acceleration of the outstanding principal balances on the revolving term loan and/or the imposition of fees, charges, or penalties.

As part of the 2020 Credit Facility closing, HLBE entered into an amended administrative agency agreement with CoBank, ACP (“CoBank”).  As a result, CoBank will continue act as the agent for the lender with respect to the 2020 Credit Facility.  HLBE agreed to pay CoBank an annual fee of $2,500 for its services as administrative agent.

Under the terms of the amended revolving term loan, HLBE may borrow, repay, and reborrow up to the aggregate principal commitment amount of $8,000,000.  Final payment of amounts borrowed under the amended revolving term loan is due December 1, 2022.  Interest on the amended revolving term loan accrues at a variable weekly rate equal to 3.10% above the One-Month LIBOR Index rate, which totaled 4.76% at January 31, 2020.

HLBE also agreed to pay an unused commitment fee on the unused available portion of the amended revolving term loan commitment at the rate of 0.500% per annum, payable monthly in arrears.

In October 2019, HLBE had an event of non-compliance related to the debt service coverage ratio as defined in the 2018 Credit Facility. In December 2019, HLBE received a waiver from its lender waiving this event of noncompliance. If market conditions deteriorate in the future, circumstances may develop which could result in HLBE violating the financial covenants or other terms of its 2020 Credit Facility. Should unfavorable market conditions result in HLBE’s violation of the terms or covenants of the 2020 Credit Facility and HLBE fails to obtain a waiver of any such term or covenant, Compeer could deem HLBE in default, impose fees, charges and penalties, terminate any commitment to loan funds and require HLBE to immediately repay a significant portion or possibly the entire outstanding balance of the revolving term loan. In the event of a default, Compeer could also elect to proceed with a foreclosure action on HLBE’s plant.

As of January 31, 2020, HLBE was in compliance with these loan covenants. However, if market conditions deteriorate in the future, circumstances may develop which could result in HLBE violating the financial covenants or other terms of its credit facility. If HLBE fails to comply with the terms of its credit facility with Compeer, and Compeer refuses to waive the non-compliance, Compeer could terminate the credit facility and any commitment to loan funds to HLBE.

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

In May 2006, HLBE entered into an industrial water supply treatment agreement with the City of Heron Lake and Jackson County. Under this agreement, HLBE pays monthly installments over 24 months starting January 1, 2007 equal to one years’ debt service on approximately $3.6 million in water revenue bonds, which will be returned to HLBE if any funds remain after final payment in full on the bonds and assuming HLBE complies with all payment obligations under the agreement. There was a total of approximately $634,000 and $951,000 in outstanding water revenue bonds at

January 31, 2020 and October 31, 2019, respectively. HLBE classifies its obligations under these bonds as assessments payable. The interest rates on the bonds range from 6.55% to 8.73%.

Agrinatural Credit Facilities

In July 2014, HLBE extended a five-year term loan to Agrinatural in an aggregate principal amount of approximately $3.05 million (the “Original Agrinatural Credit Facility”).  The Original Agrinatural Credit Facility requires monthly principal payments of $36,000, plus accrued interest.  Interest on the Original Agrinatural Credit Facility accrues at a variable rate equal to the One-Month LIBOR rate plus 4.0%, with the interest rate capped and not to exceed 6.0% per annum.   Final payment of amounts borrowed under Original Agrinatural Credit Facility was due and payable in full on May 1, 2019.

The Original Agrinatural Credit Facility contains customary financial and non-financial affirmative covenants and negative covenants for loans of this type and size.  The Original Agrinatural Credit Facility is secured by all of Agrinatural’s equipment and assets and a collateral assignment assigning the Company all of Agrinatural’s interests in its contracts, leases, easements, and other agreements. In addition, Rural Energy Solutions, LLC, the former minority owner of Agrinatural (“RES”), executed a guarantee under which RES guaranteed full payment and performance of 27% of Agrinatural’s obligations to HLBE.

Upon the passage of the May 1, 2019 maturity date, Agrinatural went into default on the Original Agrinatural Credit Facility. As noted, HLBE has a security interest in all of Agrinatural’s assets. No interruption in the service of natural gas to our ethanol production facility occurred as a result of the default. The balance of this loan was $0 at January 31, 2020 and approximately $1.1 million at October 31, 2019. Subsequent to the closing of HLBE’s indirect acquisition of Agrinatural’s non-controlling interest in December 2019, the parties agreed to forgive the debt related to the Original Agrinatural Credit Facility.

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

Upon the passage of the May 1, 2019 maturity date, Agrinatural went into default on the Additional Agrinatural Credit Facility. As noted, HLBE has a security interest in all of Agrinatural’s assets. No interruption in the service of natural gas to our ethanol production facility occurred as a result of the default. The balance of this loan was $0 at January 31, 2020 and approximately $1.5 million at October 31, 2019. Subsequent to the closing of HLBE’s indirect acquisition of Agrinatural’s non-controlling interest in December 2019, the parties agreed to forgive the debt related to the Additional Agrinatural Credit Facility.

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

At January 31, 2020, our critical accounting estimates continue to include those described in our annual report on Form 10-K for the fiscal year ended October 31, 2019. Management has not changed the method of calculating and using estimates and assumptions in preparing our condensed consolidated unaudited financial statements in accordance with generally accepted accounting principles in the United States of America.

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

At January 31, 2020, there were no amounts outstanding under GFE’s credit facility with AgCountry or HLBE’s credit facility with Compeer.  Therefore, at January 31, 2020, we had exposure to interest rate risk only from the amounts outstanding under GFE’s credit facility with Project Hawkeye.  Below is a sensitivity analysis we prepared regarding GFE’s income exposure to changes in interest rates.

The sensitivity analysis below shows the anticipated effect on our income from a 10% adverse change in interest rates for a one-year period.

Outstanding Variable
Rate Debt at	Interest Rate at	Interest Rate Following 10%	Approximate Adverse
January 31, 2020	January 31, 2020	Adverse Change	Change to Income
$7,143,000	4.78%	5.26%	$34,000

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

As of January 31, 2020, GFE had price protection in place for approximately 20% and 60% of its anticipated corn and natural gas needs, respectively, and approximately 17%, 4%, and 8% of its ethanol, distillers’ grains, and corn oil sales, respectively, for the next 12 months. As of January 31, 2020, HLBE had price protection in place for approximately 35% and 30% of its anticipated corn and natural gas needs, respectively, and approximately 17%, 5%, and 6% of its ethanol, distillers’ grains, and corn oil sales, respectively, for the next 12 months. Through these contracts we hope to minimize risk from future market price fluctuations and basis fluctuations. As input prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for us.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the fair value of our corn and natural gas prices and average ethanol price as of January 31, 2020, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for both of the GFE and HLBE plants for a one year period from January 31, 2020.  The results of this sensitivity analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements		Hypothetical Adverse
	for the next 12 months	Unit of	Change in Price as of	Approximate Adverse
	(net of forward and futures contracts)	Measure	January 31, 2020	Change to Income
Ethanol	109,820,000	Gallons	10%	$13,670,000
Corn	32,000,000	Bushels	10%	$11,924,000
Natural Gas	2,210,000	MMBTU	10%	$622,000

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

Effectiveness of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and General Manager (the principal executive officer), Steve Christensen, along with our Chief Financial Officer (the principal financial officer), Stacie Schuler, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2020. Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A.   Risk Factors

The risk factors below should be read in conjunction with the risk factors previously discussed in Item 1A of our Form 10-K for the fiscal year ended October 31, 2019. Additional risks and uncertainties, including risks and uncertainties not presently known to us, or that we currently deem immaterial, could also have an adverse effect on our business, financial condition and/or results of operations.

Our business, and our industry as a whole, could be adversely affected by an outbreak of disease, epidemic or pandemic, such as the global coronavirus pandemic, or similar public threat, or fear of such an event.

The recent global outbreak of the coronavirus pandemic could have a negative impact on our revenues and operating results. This outbreak could result in disruptions and damage to our business, caused by both the negative impact to our ability to obtain cost effective raw materials, supplies and component parts necessary to operate our ethanol, distillers’ grains, corn oil, or natural gas business and the negative impact on our ability to operate our facility should the coronavirus spread more broadly within Minnesota or the Midwest, thereby creating an increased risk of exposure to our workforce which cannot operate our facility remotely. Mitigation efforts will not completely prevent our business from being adversely affected, and the longer the pandemic impacts supply and demand and the more broadly the pandemic spreads, it is more likely that the impact on our business, revenues and operating results will become increasingly negative.

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

101

The following financial information from Granite Falls Ethanol, LLC's Quarterly Report on Form 10-Q for the three months ended January 31, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at January 31, 2020 and October 31, 2019; (ii) the Condensed Consolidated Statements of Operations for the three months ended January 31, 2020 and 2019; (iii) the Condensed Consolidated Statements of Changes in Members’ Equity for the three months ended January 31, 2020 and 2019; (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended January 31, 2020 and 2019; and (iv) Notes to Condensed Consolidated Unaudited Financial Statements.*

*   Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANITE FALLS ENERGY, LLC

Date: March 16, 2020	/s/ Steve Christensen
Steve Christensen
Chief Executive Officer

/s/ Stacie Schuler
Date: March 16, 2020	Stacie Schuler
Chief Financial Officer