Form 10-Q
period 2020-04-30
Granite Falls Energy, LLC
filed 2020-06-15
CIK 1181749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended April 30, 2020

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

☐Yes    ☒No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of June 15, 2020, there were 30,606 membership units outstanding.

PART IFINANCIAL INFORMATION

Item 1.  Financial Statements

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	April 30, 2020	October 31, 2019
ASSETS	(unaudited)
Current Assets
Cash	$5,868,761	$13,521,774
Restricted cash	351,068	52,516
Accounts receivable	159,793	7,427,895
Inventory	13,535,362	13,803,025
Commodity derivative instruments	359,269	823,098
Prepaid expenses and other current assets	1,093,065	534,948
Total current assets	21,367,318	36,163,256

Property and Equipment, net	54,080,658	58,269,142

Goodwill	1,372,473	1,372,473

Investments	8,736,095	9,327,584

Operating lease right of use asset	21,173,883	—

Other Assets	697,254	922,254

Total Assets	$107,427,681	$106,054,709

LIABILITIES AND MEMBERS' EQUITY
Current Liabilities
Current maturities of long-term debt	$1,405,406	$1,405,406
Checks drawn in excess of bank balances	807,756	—
Accounts payable	1,666,116	11,168,471
Commodity derivative instruments	241,650	—
Accrued expenses	2,469,394	780,795
Operating lease, current liabilities	3,622,457	—
Total current liabilities	10,212,779	13,354,672

Long-Term Debt, less current portion	13,534,447	6,639,488

Operating Lease, long-term liabilities	17,551,426	—

Other Long-Term Liabilities	1,398,962	1,376,000

Commitments and Contingencies

Members' Equity
Members' equity attributable to Granite Falls Energy, LLC consists of 30,606 units authorized, issued, and outstanding at both April 30, 2020 and October 31, 2019	52,005,932	65,468,635
Non-controlling interest	12,724,135	19,215,914
Total members' equity	64,730,067	84,684,549

Total Liabilities and Members' Equity	$107,427,681	$106,054,709

Notes to Condensed Consolidated Unaudited Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

	Three Months Ended April 30,		Six Months Ended April 30,
	2020	2019	2020	2019
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues	$33,106,922	$49,424,390	$86,463,248	$98,799,487

Cost of Goods Sold	45,653,163	50,418,243	99,951,982	102,528,865

Gross Loss	(12,546,241)	(993,853)	(13,488,734)	(3,729,378)

Operating Expenses	1,909,655	1,626,519	3,683,343	3,396,692

Operating Loss	(14,455,896)	(2,620,372)	(17,172,077)	(7,126,070)

Other Income (Expense):
Other income, net	207,581	226,206	207,527	227,665
Interest income	8,191	43,436	43,669	116,711
Interest expense	(113,114)	(80,526)	(217,112)	(194,189)
Investment loss	(690,174)	—	(591,489)	—
Total other income (expense), net	(587,516)	189,116	(557,405)	150,187

Net Loss	$(15,043,412)	$(2,431,256)	$(17,729,482)	$(6,975,883)

Less: Net Loss Attributable to Non-controlling Interest	3,160,225	528,607	4,345,596	1,495,732

Net Loss Attributable to Granite Falls Energy, LLC	$(11,883,187)	$(1,902,649)	$(13,383,886)	$(5,480,151)

Weighted Average Units Outstanding - Basic and Diluted	30,606	30,606	30,606	30,606

Amounts attributable to Granite Falls Energy, LLC:

Net Loss Per Unit - Basic and Diluted	$(388.26)	$(62.17)	$(437.30)	$(179.05)

Distributions Per Unit	$—	$—	$—	$40.00

Notes to Condensed Consolidated Unaudited Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Members’ Equity

	Members' Equity attributable to
	Granite Falls Energy, LLC	Non-controlling Interest	Total Members' Equity

Balance - October 31, 2019	$ 65,468,635	$ 19,215,914	$ 84,684,549

Acquisition of non-controlling interest	(78,817)	(2,146,183)	(2,225,000)
Net loss attributable to non-controlling interest	-	(1,185,371)	(1,185,371)
Net loss attributable to Granite Falls Energy, LLC	(1,500,699)	-	(1,500,699)

Balance - January 31, 2020	63,889,119	15,884,360	79,773,479

Net loss attributable to non-controlling interest	-	(3,160,225)	(3,160,225)
Net loss attributable to Granite Falls Energy, LLC	(11,883,187)	-	(11,883,187)

Balance - April 30, 2020	$ 52,005,932	$ 12,724,135	$ 64,730,067

Balance - October 31, 2018	$ 75,083,782	$ 21,846,265	$ 96,930,047

Member Distribution	(1,224,226)	-	(1,224,226)
Net loss attributable to non-controlling interest	-	(967,125)	(967,125)
Net loss attributable to Granite Falls Energy, LLC	(3,577,502)	-	(3,577,502)

Balance - January 31, 2019	70,282,054	20,879,140	91,161,194

Net loss attributable to non-controlling interest	-	(528,607)	(528,607)
Net loss attributable to Granite Falls Energy, LLC	(1,902,649)	-	(1,902,649)

Balance - April 30, 2019	$ 68,379,405	$ 20,350,533	$ 88,729,938

Notes to Condensed Consolidated Unaudited Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	Six Months Ended April 30,
	2020	2019
	(unaudited)	(unaudited)
Cash Flows from Operating Activities:
Net loss	$(17,729,482)	$(6,975,883)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	4,690,652	4,720,009
Change in fair value of derivative instruments	1,140,186	(288,819)
Loss on equity method investments	591,489	—
Changes in operating assets and liabilities:
Commodity derivative instruments	(434,707)	1,225,222
Accounts receivable	7,268,102	(18,682)
Inventory	267,663	2,589,078
Prepaid expenses and other current assets	(558,117)	(561,142)
Accounts payable	(9,390,656)	(5,314,204)
Accrued expenses	1,688,599	12,860
Accrued railcar rehabilitation costs	22,962	—
Net Cash Used In Operating Activities	(12,443,309)	(4,611,561)

Cash Flows from Investing Activities:
Payments for capital expenditures	(613,867)	(392,707)
Net Cash Used in Investing Activities	(613,867)	(392,707)

Cash Flows from Financing Activities:
Checks drawn in excess of bank balances	807,756	—
Proceeds from paycheck protection program loan	1,299,593	—
Proceeds from long-term debt	17,786,740	—
Payments on long-term debt	(12,191,374)	(11,901)
Acquisition of non-controlling interest	(2,000,000)	—
Member distributions paid	—	(1,224,226)
Net Cash Provided by (Used in) Financing Activities	5,702,715	(1,236,127)

Net Decrease in Cash and Restricted Cash	(7,354,461)	(6,240,395)

Cash and Restricted Cash - Beginning of Period	13,574,290	14,901,091

Cash and Restricted Cash - End of Period	$6,219,829	$8,660,696

Reconciliation of Cash and Restricted Cash
Cash - Balance Sheet	$5,868,761	$8,260,821
Restricted Cash - Balance Sheet	351,068	399,875
Cash and Restricted Cash	$6,219,829	$8,660,696

Supplemental Cash Flow Information
Cash paid during the period for:
Interest expense	$217,112	$194,189

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Capital expenditures and construction in process included in accounts payable	$13,487	$29,464

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

Basis of Presentation and Principles of Consolidation

The condensed consolidated unaudited financial statements as of April 30, 2020 consolidate the operating results and financial position of GFE, and its approximately 50.7% owned subsidiary, HLBE (through GFE's 100% ownership of Project Viking, LLC). Given the Company’s control over the operations of HLBE and its majority voting interest, the Company consolidates the condensed consolidated unaudited financial statements of HLBE with GFE's condensed consolidated unaudited financial statements. The remaining 49.3% ownership of HLBE is included in the condensed consolidated unaudited financial statements as a non-controlling interest. HLBE, through its wholly owned subsidiary, HLBE Pipeline Company, LLC, owned approximately 73% of Agrinatural as of October 31, 2019. Given HLBE’s control over the operations of Agrinatural and its majority voting interest, HLBE consolidates the financial statements of Agrinatural with its consolidated unaudited financial statements, with the equity and earnings attributed to the remaining approximately 27% noncontrolling interest through December 11, 2019 when the remaining non-controlling interest was acquired. All significant intercompany balances and transactions are eliminated in consolidation.

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

Revenue Recognition

Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. Our contracts primarily consist of agreements with marketing companies and other customers as described below. Our performance obligations consist of the delivery of ethanol, distillers' grains, and corn oil to our customers. Our customers primarily consist of two distinct marketing companies as described below. The consideration we receive for these products reflects an amount that the Company expects to be entitled to in exchange for those products, based on current observable market prices at the Chicago Mercantile Exchange, generally, and adjusted for local market differentials. Our contracts have specific delivery modes, rail or truck, and dates. Revenue is recognized when the Company delivers the products to the mode of transportation specified in the contract, at the transaction price established in the contract, net of commissions, fees, and freight. We sell each of the products via different marketing channels as described below.

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

•

Distillers’ grains. The Company engages another third-party marketing company, RPMG, Inc., to sell one hundred percent of the distillers’ grains it produces at the plant. RPMG takes title and control once a rail car is released to the railroad or a truck is released from the Company's scales. Prices are agreed upon between RPMG and the Company.  Our performance obligations consist of our obligation to deliver corn oil to our customers. Our customer contracts consist of orders received from the customer pursuant to a marketing agreement. Revenue is recognized net of commissions, freight and fees.

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

The Company, and the ethanol industry as a whole, experienced significant adverse conditions throughout most of 2018 and 2019, and thus far into 2020, as a result of industry-wide record low ethanol prices due to reduced demand and high industry inventory levels. These factors, which are compounded by the recent impact of the novel coronavirus (“COVID-19”), resulted and continue to result in negative operating margins, lower cash flow from operations and net operating losses, which included write downs of inventory and impairment of corn forward purchase contracts of approximately $179,000 for the six months ended April 30, 2020. In response to the low margin environment, GFE idled its ethanol production from on or about April 3, 2020 through approximately May 18, 2020. The Company continues to monitor COVID-19 developments in order to determine whether further adjustments to production are warranted. The Company believes its cash on hand, available debt from its lender, and additional debt with its current lender will provide sufficient liquidity to meets its anticipated working capital, debt service and other liquidity needs through the next twelve months. If market conditions worsen affecting our ability to profitably operate the plant or if we are unable to transport ethanol, we may be forced to further idle ethanol production altogether.

3.   REVENUE

Revenue by Source

All revenues from contracts with customers under ASC Topic 606 are recognized at a point in time. The following table disaggregates revenue by major source for the three and six months ended April 30, 2020 and 2019:

	Three Months Ended April 30, 2020
	Ethanol Production	Natural Gas Pipeline	Total
Ethanol	$23,753,704	$—	$23,753,704
Distillers’ Grains	7,389,829	—	7,389,829
Corn Oil	1,534,832	—	1,534,832
Other	191,806	—	191,806
Natural Gas	—	236,751	236,751
Total Revenues	$32,870,171	$236,751	$33,106,922

	Three Months Ended April 30, 2019
	Ethanol Production	Natural Gas Pipeline	Total
Ethanol	$38,521,636	$—	$38,521,636
Distillers’ Grains	8,651,733	—	8,651,733
Corn Oil	1,600,398	—	1,600,398
Other	260,264	—	260,264
Natural Gas	—	390,359	390,359
Total Revenues	$49,034,031	$390,359	$49,424,390

	Six Months Ended April 30, 2020
	Ethanol Production	Natural Gas Pipeline	Total
Ethanol	$64,605,693	$—	$64,605,693
Distillers’ Grains	17,021,121	—	17,021,121
Corn Oil	3,422,683	—	3,422,683
Other	487,723	—	487,723
Natural Gas	—	926,028	926,028
Total Revenues	$85,537,220	$926,028	$86,463,248

	Six Months Ended April 30, 2019
	Ethanol Production	Natural Gas Pipeline	Total
Ethanol	$74,486,921	$—	$74,486,921
Distillers’ Grains	19,221,992	—	19,221,992
Corn Oil	3,593,734	—	3,593,734
Other	524,567	—	524,567
Natural Gas	—	972,273	972,273
Total Revenues	$97,827,214	$972,273	$98,799,487

Payment Terms

The Company has contractual payment terms with each respective marketer that sells ethanol, distillers’ grains, and corn oil. These terms are 10 calendar days after the transfer of control date. The Company has contractual payment terms with natural gas customers of 20 days.

Shipping and Handling Costs

Shipping and handling costs related to contracts with customers for sale of goods are accounted for as a fulfillment activity and are included in cost of goods sold. Accordingly, amounts billed to customers for such costs are included as a component of revenue.

4.   INVENTORY

Inventories consist of the following:

	April 30, 2020	October 31, 2019
	(unaudited)
Raw materials	$4,135,879	$3,253,361
Supplies	3,203,833	3,330,513
Work in process	1,083,206	1,434,552
Finished goods	5,112,444	5,784,599
Totals	$13,535,362	$13,803,025

The Company performs a lower of cost or net realizable value analysis on inventory to determine if the net realizable values of certain inventories are less than their carrying value, which is attributable primarily to decreases in market prices of corn and ethanol. Based on the lower of cost or net realizable value analysis, as a component of cost of goods sold, the Company recorded a loss on ethanol inventories of approximately $949,000 and $1,488,000 for the three months ended April 30, 2020 and 2019, respectively, and approximately $2,151,000 and $765,000 for the six months ended April 30, 2020 and 2019, respectively. Based on the lower of cost or net realizable value analysis, as a component of cost of goods sold, the Company recorded a loss on corn inventories of approximately $1,087,000 and $71,000 for the three months ended April 30, 2020 and 2019, respectively, and approximately $1,213,000 and $95,000 for the six months ended April 30, 2020 and 2019, respectively.

5.   DERIVATIVE INSTRUMENTS

As of April 30, 2020, the total notional amount of GFE’s outstanding corn derivative instruments was approximately 2,640,000 bushels, comprised of long corn futures positions on 150,000 bushels that were entered into to hedge forecasted ethanol sales through July 2020, and short corn futures positions on 1,185,000 bushels that were entered into to hedge forecasted corn purchases through December 2022. Additionally, there are corn options positions of 1,305,000 bushels through December 2020. There may be offsetting positions that are not shown on a net basis that could lower the notional amount of positions outstanding.

As of April 30, 2020, the total notional amount of HLBE’s outstanding corn derivative instruments was approximately 1,246,000 bushels, comprised of long futures positions on 50,000 bushels that were entered into to hedge forecasted ethanol sales through July 2020 and short corn futures positions on 246,000 bushels that were entered into to hedge forecasted corn purchases through December 2021. Additionally, there are corn options positions of 950,000 bushels through December 2020. There may be offsetting positions that are not shown on a net basis that could lower the notional amount of positions outstanding.

As of April 30, 2020, GFE had approximately $40,000 due to derivatives held by a broker recorded as a component of accounts payable and did not have any cash collateral (restricted cash) related to derivatives held by a broker.

As of April 30, 2020, HLBE had approximately $351,000 of cash collateral (restricted cash) related to derivatives held by a broker.

The following tables provide details regarding the Company's derivative instruments at April 30, 2020, none of which were designated as hedging instruments:

	Consolidated Balance Sheet Location	Assets	Liabilities
Corn contracts - GFE	Commodity derivative instruments	$359,269	$—
Corn contracts - HLBE	Commodity derivative instruments	—	227,550
Ethanol contracts - HLBE	Commodity derivative instruments	—	14,100
Totals		$359,269	$241,650

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

The following tables provide details regarding the gains (losses) from Company's derivative instruments in the consolidated statements of operations, none of which are designated as hedging instruments:

	Consolidated Statement	Three Months Ended April 30,		Six Months Ended April 30,
	of Operations Location	2020	2019	2020	2019
Corn contracts	Cost of Goods Sold	$(563,645)	$281,424	$(723,863)	$325,652
Ethanol contracts	Revenues	(205,930)	(36,833)	(416,323)	(36,833)
Total gain (loss)		$(769,575)	$244,591	$(1,140,186)	$288,819

6.   FAIR VALUE

The following table sets forth, by level, the Company assets that were accounted for at fair value on a recurring basis at April 30, 2020:

			Fair Value Measurement Using
			Quoted Prices	Significant Other	Significant
	Carrying Amount in		in Active Markets	Observable Inputs	Unobservable Inputs
Financial Assets:	Consolidated Balance Sheet	Fair Value	(Level 1)	(Level 2)	(Level 3)
Commodity Derivative Instruments - Corn	$359,269	$359,269	$359,269	$—	$—

Financial Liabilities:
Commodity Derivative Instruments - Ethanol	$14,100	$14,100	$14,100	$—	$—
Commodity Derivative Instruments - Corn	$227,550	$227,550	$227,550	$—	$—

The following table provides information on those derivative assets and liabilities measured at fair value on a recurring basis at October 31, 2019:

			Fair Value Measurement Using
			Quoted Prices	Significant Other	Significant
	Carrying Amount in		in Active Markets	Observable Inputs	Unobservable Inputs
Financial Assets:	Consolidated Balance Sheet	Fair Value	(Level 1)	(Level 2)	(Level 3)
Commodity Derivative Instruments - Corn	$632,773	$632,773	$632,773	$—	$—
Commodity Derivative Instruments - Ethanol	$190,325	$190,325	$190,325	$—	$—

The Company determines the fair value of commodity derivative instruments by obtaining fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes and live trading levels from the Chicago Board of Trade market and New York Mercantile Exchange.

7.  DEBT FACILITIES

Debt financing consists of the following:

	April 30, 2020	October 31, 2019
	(unaudited)
GRANITE FALLS ENERGY:
Seasonal revolving loan, see terms below.	—	—
Term note payable to Project Hawkeye, see terms below.	6,875,000	7,410,714
SBA Paycheck Protection Loan	703,900	—

HERON LAKE BIOENERGY:
Amended revolving term note payable to lending institution, see terms below.	6,131,080	—
Assessment payable as part of water treatment agreement, due in semi-annual installments of $189,393 with interest at 6.55%, enforceable by statutory lien, with the final payment due in 2021. HLBE made deposits for one years' worth of debt service payments of approximately $364,000, which is included with other assets that are held on deposit to be applied with the final payments of the assessment.	634,180	634,180
SBA Paycheck Protection Loan	595,693	—
Totals	14,939,853	8,044,894
Less: amounts due within one year	1,405,406	1,405,406
Net long-term debt	$13,534,447	$6,639,488

Granite Falls Energy

Seasonal Revolving Loan

GFE has a credit facility with a lender. This credit facility was originally a revolving term loan facility with an aggregate principal commitment amount of $18,000,000 that reduced by $2,000,000 semi-annually beginning September 1, 2014, until final payment at maturity on March 1, 2018. On September 8, 2017, the revolving term loan was converted to a seasonal revolving loan in the amount of $6,000,000. GFE had no outstanding balance on the revolving term loan at the time of conversion. There was no outstanding balance on the seasonal revolving loan at April 30, 2020. Therefore, the aggregate principal amount available for borrowing by GFE under this seasonal revolving loan at April 30, 2020 was $6,000,000.

The interest rate on the seasonal revolving loan is based on the bank’s One Month London Interbank Offered Rate (“LIBOR”) Index Rate, plus 2.75%, which was 3.08% and 4.52% at April 30, 2020 and October 31, 2019, respectively.

The credit facility also requires GFE to comply with certain financial covenants, at various times calculated monthly, quarterly, or annually, including restriction of the payment of dividends and maintenance of certain financial ratios including minimum working capital, minimum net worth, and a debt service coverage ratio as defined by the credit facility. During the second fiscal quarter of 2020, the credit facility was amended to reduce the working capital covenant to $9 million, from the original $10 million working capital covenant, during the period from March 31, 2020 through September 30, 2020, and increasing to $10 million beginning October 1, 2020. Additionally, the current portion of leases will be excluded from the calculation of current liabilities.  Failure to comply with the protective loan covenants or maintain the required financial ratios may cause acceleration of the outstanding principal balances on the revolving term loan and/or the imposition of fees, charges or penalties. For the fiscal year ended October 31, 2019, GFE had an event of non-compliance with the debt service coverage ratio as defined in the credit facility. In December 2019, GFE received a waiver from its lender waiving this event of non-compliance. In March 2020 and April 2020, GFE had events of non-compliance related to the minimum working capital requirement as defined in the credit facility. Additionally, the Company anticipates an event of non-compliance for the period ended May 31, 2020. The Company has obtained a waiver from its lender for the event of non-compliance for the month ended March 31, 2020. The Company is working with its lender to obtain a waiver related to the event of non-compliance for the month ended April 30, 2020 and the expected event of non-compliance for the month ended May 31, 2020 and expects to receive such waivers.

The credit facility is secured by substantially all assets of GFE. There are no savings account balance collateral requirements as part of this credit facility.

Project Hawkeye Loan

On August 2, 2017, GFE entered into a credit facility with Project Hawkeye to finance its investment in Ringneck. Pursuant to this credit facility, GFE borrowed $7.5 million from Project Hawkeye using the Ringneck investment as collateral.  The Project Hawkeye loan bears interest from the date funds are first advanced on the loan through maturity, at a rate per annum equal to the sum of the One Month LIBOR Index Rate plus 3.05% per annum, with an interest rate floor of 3.55%, which equated to 3.55% and 4.82% at April 30, 2020 and October 31, 2019 respectively.

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

SBA Paycheck Protection Program Loan

In March 2020, Congress passed the Paycheck Protection Program, authorizing loans to small businesses for use in paying employees that they continue to employ throughout the COVID-19 pandemic and for rent, utilities and interest on mortgages. Loans obtained through the Paycheck Protection Program are eligible to be forgiven as long as the proceeds are used for qualifying purposes and certain other conditions are met. On April 17, 2020, the Company received a loan in the amount of $703,900 through the Paycheck Protection Program. Management expects that the entire loan will be used for payroll, utilities and interest; therefore, management anticipates that the loan will be substantially forgiven. To the extent it is not forgiven, the Company would be required to repay that portion at an interest rate of 1% over a period of two years, beginning November 2020 with a final installment in April 2022.

Heron Lake BioEnergy

Amended Credit Facility

The 2020 Credit Facility includes an amended and restated revolving term loan with an $8,000,000 principal commitment. This loan replaces the amended revolving term note and seasonal revolving loan made under the 2018 Credit Facility. The loan is secured by substantially all of HLBE’s assets, including a subsidiary guarantee.  The 2020 Credit Facility contains customary covenants, including restrictions on the payment of dividends and loans and advances to Agrinatural, and maintenance of certain financial ratios including minimum working capital, minimum net worth and a debt service coverage ratio as defined by the credit facility. During the second fiscal quarter of 2020, the 2020 Credit Facility was amended to reduce the working capital covenant to $8 million, from the original $10 million working capital covenant, through the period ending December 31, 2020, and increasing to $10 million beginning January 1, 2021. Additionally, the current portion of leases will be excluded from the calculation of current liabilities. Failure to comply with the protective loan covenants or maintain the required financial ratios may cause acceleration of the outstanding principal balances on the revolving term loan and seasonal line of credit and/or the imposition of fees, charges, or penalties. In March 2020 and April 2020, HLBE had events of non-compliance related to the minimum working capital requirement as defined in the 2020 Credit Facility. Additionally, HLBE anticipates an event of non-compliance for the period ended May 31, 2020. HLBE has obtained waivers from its lender for these events of noncompliance.

As part of the 2020 Credit Facility closing, HLBE entered into an amended administrative agency agreement with CoBank, ACP (“CoBank”). As a result, CoBank will continue act as the agent for the lender with respect to the amended credit facility. HLBE agreed to pay CoBank an annual fee of $2,500 for its services as administrative agent.

Under the terms of the amended revolving term loan, HLBE may borrow, repay, and reborrow up to the aggregate principal commitment amount of $8,000,000.  Final payment of amounts borrowed under the amended revolving term loan is due December 1, 2022.  Interest on the amended revolving term loan accrues at a variable weekly rate equal to 3.10% above the One-Month London Interbank Offered Rate (“LIBOR”) Index rate, which totaled 3.43% at April 30, 2020.

HLBE also agreed to pay an unused commitment fee on the unused available portion of the amended revolving term loan commitment at the rate of 0.500% per annum, payable monthly in arrears.

SBA Paycheck Protection Program Loan

In March 2020, Congress passed the Paycheck Protection Program, authorizing loans to small businesses for use in paying employees that they continue to employ throughout the COVID-19 pandemic and for rent, utilities and interest on mortgages. Loans obtained through the Paycheck Protection Program are eligible to be forgiven as long as the proceeds are used for qualifying purposes and certain other conditions are met. On April 18, 2020, HLBE received a loan in the amount of $595,693 through the Paycheck Protection Program. Management expects that the entire loan will be used for payroll, utilities and interest; therefore, management anticipates that the loan will be substantially forgiven. To the extent it is not forgiven, HLBE would be required to repay that portion at an interest rate of 1% over a period of two years, with principal repayment installments in May 2021 with a final installment in May 2022.

Estimated annual maturities of debt at April 30, 2020, are as follows based on the most recent debt agreements:

2021	$1,405,406
2022	8,802,305
2023	1,071,428
2024	1,071,428
2025	1,071,429
Thereafter	1,517,857
Total debt	$14,939,853

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

The Company leases rail cars for its facility to transport ethanol and dried distillers’ grains to its end customers. Operating lease right of use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company uses its estimated incremental borrowing rate, unless an implicit rate is readily determinable, as the discount rate for each lease in determining the present value of lease payments. For the three months ended April 30, 2020, the Company’s weighted average discount rate was 4.87%.  Operating lease expense is recognized on a straight-line basis over the lease term.

The Company determines if an arrangement is a lease or contains a lease at inception. The Company’s leases have remaining terms of approximately one to seven years. For the six months ended April 30, 2020, the weighted average remaining lease term was four years.

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

The following table summarizes the remaining annual maturities of the Company’s operating lease liabilities as of April 30, 2020:

2021	$4,537,800
2022	4,348,300
2023	4,251,000
2024	3,759,000
2025	3,163,800
Thereafter	4,194,550
Totals	24,254,450
Less: Amount representing interest	3,080,567
Lease liabilities	$21,173,883

For the three and six months ended April 30, 2020, GFE recorded operating lease costs for these leases of approximately $638,000 and $1,279,000, respectively, in cost of goods sold in the Company’s statement of operations, which approximates the cash paid for the period.

For the three and six months ended April 30, 2020, HLBE recorded operating lease costs for these leases of approximately $490,000 and $1,021,000, respectively, in cost of goods sold in the Company’s statement of operations, which approximates the cash paid for the period.

9.   MEMBERS' EQUITY

Granite Falls Energy

GFE has one class of membership units.  The units have no par value and have identical rights, obligations and privileges.  Income and losses are allocated to all members based upon their respective percentage of units held. As of April 30, 2020 and October 31, 2019, GFE had 30,606 membership units authorized, issued, and outstanding.

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

10.  COMMITMENTS AND CONTINGENCIES

Corn Purchases - Members

GFE purchased corn from board members of approximately $526,000 and $605,000 for the three months ended April 30, 2020 and 2019, respectively, and approximately $840,000 and $1,954,000 for the six months ended April 30, 2020 and 2019, respectively.

HLBE purchased corn from board members of approximately $750,000 and $2,636,000 for the three months ended April 30, 2020 and 2019, respectively, and approximately $5,815,000 and $4,585,000 for the six months ended April 30, 2020 and 2019, respectively.

Corn Forward Contracts

At April 30, 2020, GFE had cash and basis contracts for forward corn purchase commitments for approximately 3,338,000 bushels for deliveries through December 2022.

Given the uncertainty of future ethanol and corn prices, GFE could incur a loss on the outstanding corn purchase contracts in future periods. Management has evaluated these forward contracts and its inventories using the lower of cost or net realizable value evaluation, similar to the method used on its inventory, and has determined that, with respect to GFE, an impairment loss of $179,000 existed at April 30, 2020, and no impairment loss existed at or October 31, 2019.

At April 30, 2020, HLBE had cash and basis contracts for forward corn purchase commitments for approximately 5,613,000 bushels for deliveries through December 2021.

Given the uncertainty of future ethanol and corn prices, HLBE could incur a loss on the outstanding corn purchase contracts in future periods. Management has evaluated these forward contracts and its inventories using the lower of cost or net realizable value evaluation, similar to the method used on its inventory, and has determined that, with respect to HLBE, an impairment loss of $83,000 existed at April 30, 2020, and no impairment loss existed at or October 31, 2019.

Ethanol Forward Contracts

At April 30, 2020, GFE had fixed and basis contracts to sell approximately $4,626,000 of ethanol for various delivery periods through June 2020, which approximates 48% of its anticipated ethanol sales for that period.

At April 30, 2020, HLBE had no fixed or basis contracts to sell ethanol.

Distillers' Grain Forward Contracts

At April 30, 2020, GFE had forward contracts to sell approximately $1,467,000 of distillers’ grain for deliveries through June 2020.

At April 30, 2020, HLBE had forward contracts to sell approximately $557,000 of distillers’ grains for delivery through June 2020.

Corn Oil Forward Contracts

At April 30, 2020, GFE had forward contracts to sell approximately $111,000 of corn oil for delivery through May 2020.

At April 30, 2020, HLBE had forward contracts to sell approximately $131,000 of corn oil for delivery through May 2020.

Rail Car Rehabilitation Costs

GFE leases 75 hopper rail cars under a multi-year agreement which ends in November 2025. Under the agreement, GFE is required to pay to rehabilitate each car for “damage” that is considered to be other than normal wear and tear upon turn in of the car(s) at the termination of the lease. Prior to the year ending October 31, 2019, GFE believed ongoing repairs resulted in an insignificant future rehabilitation expense. During the year ending October 31, 2019, based on new information, we re-evaluated our assumptions and believe that it is probable that we may be assessed for damages incurred. At April 30, 2020 and October 31, 2019 GFE has recorded an estimated liability totaling $825,000. GFE accrues the estimated cost of railcar damages over the term of the lease as the cost of damages are incurred.

HLBE leases 50 hopper rail cars under a multi-year agreement which ends in May 2027. Under the agreement, HLBE is required to pay to rehabilitate each car for “damage” that is considered to be other than normal wear and tear upon turn in of the car(s) at the termination of the lease. Prior to the year ending October 31, 2019, the Company believed ongoing repairs resulted in an insignificant future rehabilitation expense. During the year ending October 31, 2019, based on new information, we re-evaluated our assumptions and believe that it is probable that we may be assessed for damages incurred. Company management has estimated total costs to rehabilitate the cars at April 30, 2020 to be approximately $574,000. During the three and six months ended April 30, 2020, the Company has recorded an expense in cost of goods of approximately $12,000 and $23,000, respectively.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three and six months ended April 30, 2020 and 2019. This discussion should be read in conjunction with the condensed consolidated unaudited financial statements and related notes in Item 1 of this report and the information contained in the Company’s annual report on Form 10-K for the fiscal year ended October 31, 2019.

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

•	Any impairment of the transportation, storage and blending infrastructure that prevents ethanol from reaching markets;
•	Any effect on prices and demand for our products resulting from actions in international markets, particularly imposition of tariffs;
•	Changes in our business strategy, capital improvements or development plans;
•	Effect of our risk mitigation strategies and hedging activities on our financial performance and cash flows;
•	Competition from alternative fuels and alternative fuel additives;
•	Changes or advances in plant production capacity or technical difficulties in operating the plant;
•	Our reliance on key management personnel; and
•	A slowdown in global and regional economic activity, demand for our products and the potential for labor shortages and shipping disruptions resulting from COVID-19.

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

Plan of Operations for the Next Twelve Months

The Company, and the ethanol industry as a whole, experienced significant adverse conditions throughout most of 2019 and so far in 2020 as a result of industry-wide record low ethanol prices due to reduced demand and high industry inventory levels, exacerbated in 2020 by the COVID-19 pandemic. These factors resulted and continue to result in prolonged negative operating margins, lower cash flow from operations and substantial net operating losses. We expect to have sufficient cash generated by continuing operations, availability on our credit facility, and additional debt with the Company’s current lenders to fund our operations.  However, should unfavorable operating conditions continue or worsen in the ethanol industry that prevent us from profitably operating our plant, we may need to seek additional funding or further idle ethanol production altogether.

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

Trends and Uncertainties Impacting Our Operations

The principal factors affecting our results of operations and financial conditions are the market prices for corn, ethanol, distillers’ grains and natural gas, as well as governmental programs designed to create incentives for the use of corn-based ethanol.  Other factors that may affect our future results of operation include those risks discussed below and in “PART II - Item 1A. Risk Factors” of this report, “PART II - Item 1A. Risk Factors” of our quarterly report on Form 10-Q for the three months ended January 31, 2020, and “PART I - Item 1A. Risk Factors” of our annual report on Form 10-K for the fiscal year ended October 31, 2019.

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

Management currently believes that our margins will remain negative or low during the remainder of the fiscal year 2020. The negative market effects of the COVID-19 pandemic will likely continue to negatively impact our profitability. Due to the market risks and uncertainties related to the pandemic and its ramifications, HLBE idled its ethanol production from on or about March 30, 2020 through approximately May 31, 2020 and GFE temporarily idled its operations from on or about April 3, 2020 through approximately May 18, 2020. Additionally, continued large corn supplies and ethanol production capacity increases could have a negative impact on the market price of ethanol which could adversely impact our profitability. This negative impact could worsen if domestic ethanol inventories remain high or grow, or if U.S. exports of ethanol decline. Recent US Energy Information Administration (“EIA”) reports indicate that ethanol stocks remain high and that ethanol production remains steady since the conclusion of fiscal year 2019. In addition, management believes that increased waivers of small refiner renewable volume obligations (“RVOs”) by the US Environmental Protection Agency (“EPA”), as well as uncertainty regarding the potential Renewable Fuels Standard (“RFS”) reset, will contribute to the projected negative or low margins.

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

Changes in the price for crude oil and unleaded gasoline could have a negative impact on the demand for gasoline and impact the market price of ethanol, which could adversely impact our profitability. According to the EIA May 2020 Short Term Energy Outlook, EIA expects U.S. gasoline consumption to fall from 8.6 million barrels per day in the first quarter of 2020 to an average of 7.0 million barrels per day in the second quarter, before gradually increasing to 8.7 million barrels per day in the second half of the year. For all of 2020, EIA forecasts that U.S. gasoline consumption will average 8.3 million barrels per day, a decrease of 11% compared with 2019. The EIA forecasts regular gasoline prices to average $1.91 per gallon in the second quarter of 2020 compared to the 2019 average of $2.73 per gallon, largely due to restrictions related to COVID-19 and reflective of a drop in crude oil prices. The EIA also generally expects U.S. average gasoline prices to remain lower than $2.00 per gallon until March 2021.

In addition, crude oil prices fell sharply in March and April 2020 and remains low into June 2020, as a result of market reaction to the COVID-19 pandemic, which caused global demand to decline, and international price wars. Such marked decreases in crude oil prices have had a negative impact on the demand for ethanol, which are likely to be exacerbated by overall lessened global energy demand as a result of the COVID-19 pandemic.

Continued ethanol production capacity increases could also have a negative impact on the market price of ethanol, which could be further exacerbated if domestic ethanol inventories remain high or grow, or if U.S. exports of ethanol decline. Throughout 2019 and 2020, some U.S. ethanol plants temporarily suspended production due to negative margins, largely resulting from the COVID-19 pandemic, and stagnant export projections caused by trade barriers.

During our first fiscal quarter of 2020, distillers’ grains prices rose, due to strong demand and unexpected supply disruptions. In addition to being an animal feed substitute for corn, distillers’ grains are increasingly considered a protein feed substitute for soybean meal. Management currently believes that the impact of the current Chinese imposition of antidumping and countervailing duties on distillers’ grains produced in the U.S. has been absorbed into the market. However, recent trade disputes with China, Mexico and Canada could result in the imposition of additional tariffs on distillers’ grains produced in the United States, which could lead to an oversupply of distillers’ grains domestically and negatively impact distillers’ grains prices. Additionally, domestic feeding margins in cattle and hogs in particular could have a negative impact on total domestic distillers’ grains demand.

Corn oil prices have been slightly positively impacted during the three months ended April 30, 2020, opposite the recent historic perspective, which has seen corn oil prices over the past few years be impacted by oversupply of soybeans and the resulting lower price of soybean oil which competes with corn oil for biodiesel production, in addition to increased corn oil production. The impact of lower soybean oil prices and the market’s increase in corn oil production during the last few years will likely continue to impact corn oil prices.

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

The EPA assigns individual refiners, blenders, and importers the RVOs they are obligated to use based on their percentage of total fuel sales.  Obligated parties use RINs to show compliance with RVOs.  RINs are attached to renewable fuels by producers and detached when the renewable fuel is blended with transportation fuel or traded in the open market.  The market price of detached RINs affects the price of ethanol in certain markets and influences the purchasing decisions by obligated parties. Under the RFS, small refineries may petition for and be granted temporary exemptions from the RVOs if they can demonstrate that compliance with the RVOs would cause disproportionate economic hardship. The EPA has recently granted a number of these exemptions, whereby such refiners were alleviated of their responsibility to supply RINS for their obligated volumes based upon the grounds of economic hardship.  On May 21, 2020, the EPA released data on the number of waivers filed, which indicated that 27 petitions for waivers for the 2019 compliance year have been received, in addition to one petition for a waiver for the 2020 compliance year. For the 2018 compliance year, 42 petitions have been received. To date, with respect to the 2018 compliance year, the EPA has approved 31 petitions and denied 6 petitions, and 5 petitions have been declared ineligible or withdrawn. The 31 approved petitions have exempted approximately 1.43 billion RINs, which is approximately 13.42 billion gallons of gasoline and diesel, from meeting the RFS blending targets. The 37 approved petitions for compliance year 2017 exempted approximately 1.82 billion RINs, which is approximately 17.05 billion gallons of gasoline and diesel, from meeting the RFS blending targets. It is expected that additional petitions for waivers for the 2019 and 2020 compliance years will be received by the EPA. It is also expected that the EPA will approve a significant number of these waiver petitions, thereby exempting a substantial number of gallons of gasoline and diesel from meeting the RFS blending targets. These exemptions decrease demand for our products, which negatively impacts ethanol prices and our profitability.

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

Beginning in January 2016, various ethanol and agricultural industry groups petitioned a federal appeals court to hear a legal challenge to of the EPA’s decision to reduce the total renewable fuel volume requirements for 2014-2016 through use of its “inadequate domestic supply” waiver authority.  On July 28, 2017, the U.S. Court of Appeals for the D.C. Circuit ruled in favor of the petitioners, concluding that the EPA erred in its exercise of “inadequate domestic supply” waiver authority by considering demand-side constraints. As a result, the Court vacated the EPA’s decision to reduce the total renewable fuel volume requirements for 2016, and remanded to the EPA to address the 2016 total renewable fuels volume requirements. In December 2019, the EPA announced that it is deferring action on this issue until an anticipated date in 2020. While management believes the decision should benefit the ethanol industry overall by clarifying the EPA’s waiver analysis is limited to consideration of supply-side factors only, no direct impact on the Company is expected from the decision.

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

Additionally, on May 29, 2018, the National Corn Growers Association, National Farmers Union, and the Renewable Fuels Association (“RFA”) filed a petition with the U.S. Court of Appeals for the 10th Circuit challenging the EPA’s grant of waivers to three specific refineries.  The petitioners are asking the U.S. Court of Appeals for the 10th Circuit to reject the waivers granted to three refineries located in Wynnewood, Oklahoma, Cheyenne, Wyoming, and Woods Cross, Utah as an abuse of EPA authority.  These waived gallons are not redistributed to obligated parties, and in effect, reduce the aggregate RVOs under the RFS. In January 2020, the court struck down the exemptions as improperly issued by the EPA. The court interpreted the RFS statute to require that any exemption granted to a small refinery after 2010 must take the form of an “extension,” which would require a small refinery exemption in prior years to prolong, enlarge or add to. The court approved a 15-day extension of the deadline to file a petition for rehearing, which sets the deadline at March 24, 2020. Three small refiners filed an appeal, but because the Department of Justice did not file an appeal, the agency is set to implement the decision nationwide.

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

Although the maintenance of the 15.0 billion gallon threshold for volume requirements that may be met with corn-based ethanol in the 2020 final rule, in addition to the year-round E15 rule, signals support from the EPA and the Trump administration for domestic ethanol production, the Trump administration could still elect to materially modify, repeal, or otherwise invalidate the RFS.  Any such reform could adversely affect the demand and price for ethanol and the Company’s profitability.

Potential Legislation

A fourth COVID-19 stimulus package known as the HEROES Act was introduced in the U.S. House of Representatives on May 12, 2020. The bill includes dedicated relief for biofuels producers by establishing the Renewable Fuel Reimbursement Program. The program, if passed, would provide a 45 cent per gallon payment for qualified fuel produced by eligible producers from January 1, 2020 through May 1, 2020. Qualified fuel would include any renewable fuel or advanced biofuel that qualifies as biofuel under the Renewable Fuel Standard, including corn ethanol. Eligible entities are defined as any domestic facility that produced renewable fuel or advanced biofuel in calendar year 2019.

Results of Operations for the Three Months Ended April 30, 2020 and 2019

The following table shows summary information from the results of our operations and the approximate percentage of revenues, costs of goods sold, operating expenses and other items to total revenues in our unaudited condensed consolidated statements of operations for the three months ended April 30, 2020 and 2019 (amounts in thousands).

	Three Months Ended April 30,
	2020		2019
	(unaudited)		(unaudited)
Statement of Operations Data	Amount	%	Amount	%
Revenues	$33,107	100.0%	$49,424	100.0%
Cost of Goods Sold	45,653	137.9%	50,418	102.0%
Gross Loss	(12,546)	(37.9)%	(994)	(2.0)%
Operating Expenses	1,910	5.8%	1,626	3.3%
Operating Loss	(14,456)	(43.7)%	(2,620)	(5.3)%
Other Income (Expense), net	(587)	(1.7)%	189	0.4%
Net Loss	(15,043)	(45.4)%	(2,431)	(4.9)%
Less: Net Loss Attributable to Non-controlling Interest	3,160	9.5%	529	1.1%
Net Loss Attributable to Granite Falls Energy, LLC	$(11,883)	(35.9)%	$(1,902)	(3.8)%

Revenues

Our consolidated revenue is derived principally from sales of our three primary products: ethanol, distillers’ grains and corn oil. Revenues from these products represented approximately 98.7% and 98.6% of our total revenues for the three months ended April 30, 2020 and 2019, respectively. The remaining approximately 1.3% and 1.4% is attributable to miscellaneous other revenue for the three months ended April 30, 2020 and 2019, respectively, and is made up of incidental sales of corn syrup at HLBE’s plant and revenues from natural gas pipeline operations at Agrinatural, net of intercompany eliminations for distribution fees paid by HLBE to Agrinatural for natural gas transportation services.

The following table shows the sources of our consolidated revenue and the approximate percentage of revenues from those sources to total revenues in our condensed consolidated unaudited statements of operations for the three months ended April 30, 2020:

	Three Months Ended April 30, 2020
	Sales Revenue	% of Total Revenues
Revenue Sources	(in thousands)
Ethanol sales	$23,754	71.8%
Distillers' grains sales	7,390	22.3%

Corn oil sales	1,535	4.6%
Miscellaneous other	428	1.3%
Total Revenues	$33,107	100.0%

The following table shows the sources of our consolidated revenue and the approximate percentage of revenues from those sources to total revenues in our condensed consolidated unaudited statements of operations for the three months ended April 30, 2019:

	Three Months Ended April 30, 2019
	Sales Revenue	% of Total Revenues
Revenue Sources	(in thousands)
Ethanol sales	$38,522	77.9%
Distillers' grains sales	8,652	17.5%
Corn oil sales	1,600	3.2%
Miscellaneous other	650	1.4%
Total Revenues	$49,424	100.0%

Our total consolidated revenues decreased by approximately 33.0% for the three months ended April 30, 2020, as compared to the three months ended April 30, 2019.  This decrease was due to decrease in the average price received for our ethanol and a decrease in volumes sold of our ethanol, distillers’ grains, and corn oil, which was partially offset by increases in the average price received for our distillers’ grains and corn oil. The following table reflects quantities of our three primary products sold and the average net prices received for the three months ended April 30, 2020 and 2019:

	Three Months Ended April 30, 2020		Three Months Ended April 30, 2019
	Quantity Sold	Avg. Net Price	Quantity Sold	Avg. Net Price
Product	(in thousands)		(in thousands)
Ethanol (gallons)	23,175	$1.02	31,606	$1.22
Distillers' grains (tons)	52	$142.76	65	$133.77
Corn oil (pounds)	5,966	$0.26	6,538	$0.24

Ethanol

Total revenues from sales of ethanol decreased by approximately 38.3% for the three months ended April 30, 2020 compared to the same period of 2019 due to a decrease of approximately 15.9% decrease in the average price per gallon we received for our ethanol, coupled with an approximately 26.7% decrease in aggregate volume sold. The aggregate decrease in the number of gallons sold is due to an approximately 37.9% decrease in the number of gallons sold at the HLBE plan resulting from decreased ethanol production during the three months ended April 30, 2020, coupled with an approximately 14.5% decrease in the volume of ethanol sold at the GFE plant during the same three month period as production was idled during April 2020. The decrease in ethanol prices was primarily due to higher supply and lower demand for ethanol and liquid fuels generally.

From time to time, we engage in hedging activities with respect to our ethanol sales. At April 30, 2020, GFE had fixed and basis contracts for forward ethanol sales for various delivery periods through June 2020 valued at approximately $4.6 million. At April 30, 2020, HLBE had no fixed and basis contracts to sell ethanol. Separately, ethanol derivative instruments resulted in a loss of approximately $206,000 for the three months ended April 30, 2020; in comparison, they resulted in a loss of approximately $37,000 for the three months ended April 30, 2019.

Distillers' Grains

Total revenues from sales of distillers’ grains decreased by approximately 14.6% for the three months ended April 30, 2020 compared to the same period of 2019.  This decrease was due to an approximately 20.0% decrease in the volumes sold from period to period, which was partially offset by an approximately 6.7% increase in the average price per ton we received for our distillers’ grains. We sold fewer tons of distillers’ grains in the three months ended April 30, 2020 as compared to the same period in 2019 due to less production as the plants were idled during April 2020. The increase in the market price of distillers’ grains is due to strong demand and unexpected supply disruptions.

At April 30, 2020, GFE had forward distillers’ grains sales contracts valued at approximately $1.5 million for delivery through June 2020, and HLBE had forward distillers’ grains sales contracts valued at approximately $557,000 for delivery through June 2020.

Corn Oil

Total revenues from sales of corn oil decreased by approximately 4.1% for the three months ended April 30, 2020 compared to the same period of 2019 due to an approximately 8.7% decrease in pounds sold from period to period, which was partially offset by an approximately 5.1% increase in the average price per pound we received for our corn oil from period to period. We sold fewer pounds of corn oil during the three months ended April 30, 2020 as compared to the same period in 2019 due to less production as the plants were idled during April 2020.

Management expects corn oil prices will remain relatively steady in the near term. However, we may experience lower demand for corn oil from the biodiesel industry as the 2020 RVOs for biodiesel were only up slightly from the 2019 levels, which may result in lower biodiesel production. Additionally, lower soybean oil prices could negatively impact corn oil prices.

At April 30 2020, GFE had forward corn oil sales contracts valued at approximately $111,000 for delivery through May 2020. At April 30, 2020, HLBE had forward corn oil sales contracts valued at approximately $131,000 for delivery through May 2020.

Cost of Goods Sold

Our cost of goods sold decreased by approximately 9.5% for the three months ended April 30, 2020, as compared to the three months ended April 30, 2019. However, as a percentage of revenues, our cost of goods sold increased to approximately 137.9% for the three months ended April 30, 2020, as compared to approximately 102.0% for the same period in 2019. Approximately 90% of our total costs of goods sold is attributable to our ethanol production. The cost of goods sold per gallon of ethanol sold for the three months ended April 30, 2020 and 2019 was approximately $1.77 and $1.44 per gallon, respectively.

The following table shows the costs of corn and natural gas (our two largest single components of costs of goods sold), as well as all other components of cost of goods sold, which includes processing ingredients, electricity, and wages, salaries and benefits of production personnel, and the approximate percentage of costs of those components to total costs of goods sold in our unaudited condensed consolidated statements of operations for the three months ended April 30, 2020:

	Three Months Ended April 30, 2020
	Cost	% of Cost of Goods Sold
	(in thousands)
Corn costs	$31,382	68.7%
Natural gas costs	2,535	5.6%
All other components of costs of goods sold	11,736	25.7%
Total Cost of Goods Sold	$45,653	100.0%

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

Corn

Our aggregate cost of corn was approximately 7.1% less for the three months ended April 30, 2020 compared to the same period of 2019, due to an approximately 21.2% decrease in the number of bushels of corn processed from period to period, partially offset by an approximately 17.9% increase in the average price per bushel paid for corn. The corn-ethanol price spread (the difference between the price per gallon of ethanol and the price per bushel of grain divided by 2.8) for the three months ended April 30, 2020 was approximately $0.41 lower than the corn-ethanol price spread we experienced for same period of 2019. Management attributes the increase in corn prices primarily to weather conditions. Management anticipates that corn prices will remain higher in fiscal year 2020.

From time to time we enter into forward purchase contracts for our commodity purchases and sales. At April 30, 2020, GFE had approximately 3.3 million bushels of cash and basis contracts for forward corn purchase commitments for various delivery periods through December 2022. At April 30, 2020, HLBE had approximately 5.6 million bushels of cash and basis contracts for forward corn purchase commitments for various delivery periods through December 2021.

Our corn derivative positions resulted in a loss of approximately $564,000 for the three months ended April 30, 2020 and a gain of approximately $281,000 for the three months ended April 30, 2019.  We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn in cost of goods sold as the changes occur. As corn prices fluctuate, the value of our derivative instruments is impacted, which affects our financial performance. We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.

Natural Gas

Our cost of goods sold related to natural gas costs decreased approximately 17.5% for the three months ended April 30, 2020, as compared to the three months ended April 30, 2019.  Management attributes this decrease in cost of natural gas from period to period to less ethanol production and higher natural gas inventories.

Other Components of Costs of Goods Sold

Our costs of goods sold related to all other components decreased approximately 13.5% for the three months ended April 30, 2020 compared to the same period of 2019. Management attributes this decrease in costs from period to period to decreased production.

Operating Expenses

Operating expenses include wages, salaries and benefits of administrative employees at the plant, insurance, professional fees, property taxes, and similar costs. Our operating expenses increased by approximately 17.5% for the three months ended April 30, 2020 compared to the same period ended 2019 due primarily to increases in insurance costs and professional fees.

Operating Loss

Our operating loss for the three months ended April 30, 2020 increased by approximately $11.8 million compared to the same period of 2019.  This increase resulted largely from lower revenues in the 2020 period compared to the 2019 period.

Other Income (Expense), Net

We had net other expense of approximately $587,000 and net other income of approximately $189,000 for the three months ended April 30, 2020 and 2019, respectively. This decrease in net other income resulted primarily from higher interest expense and investment loss in the three-month 2020 period.

Results of Operations for the Six Months Ended April 30, 2020 and 2019

The following table shows summary information from the results of our operations and the approximate percentage of revenues, costs of goods sold, operating expenses and other items to total revenues in our unaudited condensed consolidated statements of operations for the six months ended April 30, 2020 and 2019 (amounts in thousands).

	Six Months Ended April 30,
	2020		2019
	(unaudited)		(unaudited)
Statement of Operations Data	Amount	%	Amount	%
Revenue	$86,463	100.0%	$98,800	100.0%
Cost of Goods Sold	99,952	115.6%	102,529	103.8%
Gross Loss	(13,489)	(15.6)%	(3,729)	(3.8)%
Operating Expenses	3,683	4.3%	3,397	3.4%
Operating Loss	(17,172)	(19.9)%	(7,126)	(7.2)%
Other Income (Expense), net	(557)	(0.6)%	150	0.2%
Net Loss	(17,729)	(20.5)%	(6,976)	(7.0)%
Less: Net Loss Attributable to Non-controlling Interest	4,346	5.0%	1,496	1.5%
Net Loss Attributable to Granite Falls Energy, LLC	$(13,383)	(15.5)%	$(5,480)	(5.5)%

Revenues

Revenues from our three primary products: ethanol, distillers’ grains and corn oil, represented approximately 98.4% and 98.5% of our total consolidated revenues for the six months ended April 30, 2020 and 2019, respectively.  Miscellaneous other revenues attributable to incidental sales of corn syrup and Agrinatural revenues (net of eliminations) represented 1.6% and 1.5% of our consolidated revenues for the six months ended April 30, 2020 and 2019, respectively.

The following table shows the sources of our consolidated revenue and the approximate percentage of revenues from those sources to total revenues in our unaudited condensed consolidated statements of operations for the six months ended April 30, 2020:

	Six Months Ended April 30, 2020
Revenue Sources	Sales Revenue	% of Total Revenues
Ethanol sales	$64,606	74.7%
Distillers' grains sales	17,021	19.7%
Corn oil sales	3,423	4.0%
Miscellaneous other	1,413	1.6%
Total Revenues	$86,463	100.0%

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

Our total consolidated revenues decreased by approximately 12.5% for the six months ended April 30, 2020, as compared to same period of 2019, due to a decrease in the average price received for our ethanol, as well as decreased production and sales of ethanol, distillers’ grains and corn oil, which was partially offset by an increase in the average price received for our distillers’ grains. The following table reflects quantities of our three primary products sold and the average net prices received for the six months ended April 30, 2020 and 2019:

	Six Months Ended April 30, 2020		Six Months Ended April 30, 2019
Product	Quantity Sold	Avg. Net Price	Quantity Sold	Avg. Net Price

Ethanol (gallons)	54,180	$1.19	64,072	$1.16
Distillers' grains (tons)	123	$138.57	140	$137.06
Corn oil (pounds)	14,338	$0.24	14,577	$0.25

Ethanol

Total revenues from sales of ethanol decreased by approximately 13.3% for the six months ended April 30, 2020 compared to the same period of 2019 due to an approximately 2.6% decrease in the average price per gallon we received, coupled with an approximately 15.4%  decrease in the volume of ethanol sold. The decrease in gallons of ethanol sold from period to period was primarily due to an approximately 22.2% decrease in the volume sold at the HLBE plant, coupled with an approximately 7.1% decrease in the volume of ethanol sold at the GFE plant, both attributable to lower production during the 2020 period. The decrease in ethanol prices resulted principally from production exceeding demand industry-wide, resulting in higher inventories, coupled with overall decreased demand that pushed ethanol prices downward.

Our ethanol derivative instruments resulted in a loss of approximately $416,000 during the six months ended April 30, 2020.  Comparatively, our derivative positions resulted in a loss of approximately $37,000 during the six months ended April 30, 2019. Based on the lower of cost or net realizable value analysis, as a component of cost of goods sold, we recorded a loss on ethanol inventories of approximately $2,150,000 and $765,000 for the six months ended April 30, 2020 and 2019, respectively.

Distillers' Grains

Total revenues from sales of distillers’ grains decreased by approximately 11.5% for the six months ended April 30, 2020 compared to the same period of 2019.  This decrease is due to an approximately 12.4% decrease in aggregate tons sold from period to period, which was partially offset by an approximately 1.1% increase in the average price per ton we received. We sold fewer total tons of distillers grains during the six months ended April 30, 2020 compared to the six months ended April 30, 2019 due to decreased ethanol production in the 2020 period. The increase in the market price of distillers’ grains is due to strong demand and unexpected supply disruptions.

Corn Oil

Total revenues from sales of corn oil decreased by approximately 4.8% for the six months ended April 30, 2020 compared to the six months ended April 30, 2019 due to an approximately 1.6% decrease in pounds sold from period to period and an approximately 4.0% decrease in price per pound sold. The decrease in volume sold for the six months ended April 30, 2020 compared to the same period of 2019 is attributable to decreased ethanol production during the six months ended April 30, 2020.

Cost of Goods Sold

Our cost of goods sold decreased by approximately 2.5% for the six months ended April 30, 2020, as compared to the six months ended April 30, 2019.  However, as a percentage of revenues, our cost of goods sold increased to approximately 115.6% for the six months ended April 30, 2020, as compared to approximately 103.8% for the same period in 2019 due to the negative margin between the price of ethanol and the price of corn from period to period.  The cost of goods sold per gallon of ethanol sold for the six months ended April 30, 2020 and 2019 was approximately $1.66 and $1.44 per gallon, respectively.

The following table shows the costs of corn and natural gas (our two largest single components of costs of goods sold), as well as all other components of cost of goods sold, which includes processing ingredients, electricity, and wages, salaries and benefits of production personnel, and the approximate percentage of costs of those components to total costs of goods sold in our unaudited condensed consolidated statements of operations for the six months ended April 30, 2020:

	Six Months Ended April 30, 2020
	Cost	% of Cost of Goods Sold
	(in thousands)
Corn costs	$73,356	73.4%
Natural gas costs	5,976	6.0%

All other components of costs of goods sold	20,620	20.6%
Total Cost of Goods Sold	$99,952	100.0%

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

Corn

Our cost of goods sold related to corn was approximately 1.4% more for the six months ended April 30, 2020 compared to the same period of 2019, due primarily to an approximately 14.0% increase in the average price per bushel paid for corn from period to period, which was partially offset by an approximately 11.1% decrease in the number of bushels of corn processed. For the six months ended April 30, 2020 and 2019, we processed approximately 18.7 million and 21.0 million bushels of corn, respectively.  The corn-ethanol price spread (the difference between the price per gallon of ethanol and the price per bushel of grain divided by 2.8) for the six months ended April 30, 2020, was approximately $0.14 lower than the corn-ethanol price spread we experienced for same period of 2019.

We had a loss related to corn derivative instruments of approximately $724,000 for the six months ended April 30, 2020, which increased our costs of goods sold. Comparatively, we had a gain related to corn derivative instruments of approximately $326,000 for the six months ended April 30, 2019, which decreased our cost of goods sold. Based on the lower of cost or net realizable value analysis, as a component of cost of goods sold, the Company recorded a loss on corn inventories of approximately $1,213,000 and $95,000 for the six months ended April 30, 2020 and 2019, respectively. Management has evaluated the outstanding corn forward purchase contracts and its inventories using the lower of cost or net realizable value evaluation, similar to the method used on its inventory, and has determined that GFE had an impairment loss of approximately $179,000 at April 30, 2020 and HLBE had an impairment loss of approximately $83,000 at April 30, 2020. The impairment expense is recorded as a component of cost of goods sold.

Natural Gas

Natural gas costs decreased approximately 15.0% for the six months ended April 30, 2020 as compared to the six months ended April 30, 2019. The decrease in natural gas costs was primarily due to decreased production levels during the 2020 period.

Operating Expenses

Operating expenses for the six months ended April 30, 2020 increased approximately 8.4% compared to the six months ended April 30, 2019 due primarily to increases in insurance costs and professional fees.  As a percentage of total revenues, operating expenses slightly increased to approximately 4.3% for the six months ended April 30, 2020, as compared to 3.4% for the six months ended April 30, 2019.

Operating Loss

Our operating loss for the six months ended April 30, 2020 was approximately $10.0 million more compared to the same period of 2019.  This increase resulted largely from increased prices for corn relative to the price of ethanol and negative operating margin.

Other Income, Net

We had net other expense of approximately $557,000 and net other income of approximately $150,000 during the six months ended April 30, 2020 and 2019, respectively. We had less other income primarily due to less interest income, investment loss and more interest expense in the 2020 period as compared to the 2019 period.

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

Harvestone is a start-up ethanol marketing, logistics, and trading company headquartered in Franklin, Tennessee.  Harvestone is owned by several other ethanol producers and other private investors. Its primary business is marketing and trading for member and non-member ethanol producers.

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

Changes in Financial Condition at April 30, 2020 and October 31, 2019

The following table highlights our financial condition at April 30, 2020 and October 31, 2019 (amounts in thousands):

	April 30, 2020	October 31, 2019
	(unaudited)
Current Assets	$21,367	$36,163
Total Assets	$107,428	$106,055
Current Liabilities	$10,213	$13,355
Long-Term Debt, less current portion	$13,534	$6,639
Operating lease, long-term liabilities	$17,551	$—
Other Long-Term Liabilities	$1,399	$1,376
Members' Equity attributable to Granite Falls Energy, LLC	$52,006	$65,469
Non-controlling Interest	$12,724	$19,216

The decrease in current assets is attributable to a decrease in cash on hand of approximately $7.7 million at April 30, 2020 compared to October 31, 2019.  The decrease in cash was due primarily to increased net loss and timing of payments for corn purchases in the 2020 period. Additionally, we had decreases in accounts receivable of approximately

$7.3 million. Offsetting these decreases were increases in restricted cash of approximately $299,000 and in prepaid expenses of approximately $558,000 at April 30, 2020 compared to October 31, 2019.

Contributing to the increase in total assets was the recognition of our operating lease right of use asset in the 2020 period, offset by depreciation of fixed assets of approximately $4.7 million.

Our current liabilities decreased approximately $3.2 million at April, 30, 2020 compared to October 31, 2019, due primarily to a decrease in accounts payable of approximately $9.5 million due to the timing of payments to vendors, partially offset by increases in checks drawn in excess of bank balances of approximately $808,000, commodity derivative instruments of approximately $242,000, accrued expenses of approximately $1.7 million, and current liabilities related to our operating lease of approximately $3.6 million.

Our long-term debt increased approximately $6.9 million at April 30, 2020 compared to October 31, 2019, due primarily to HLBE’s borrowing under its 2020 Credit Facility with Compeer.

Members’ equity attributable to Granite Falls Energy, LLC at April 30, 2020 compared to October 31, 2019 decreased by approximately $13.5 million. The decrease was related primarily to our approximately $15.0 million net loss attributable to GFE during the three months ended April 30, 2020.

Non-controlling interest totaled approximately $12.7 million and $19.2 million at April 30, 2020 and October 31, 2019, respectively.  This decrease is a result of the acquisition of Agrinatural’s non-controlling interest in December 2019 and increased net loss attributable to non-controlling interest in the 2020 period.

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

Cash Flows

The following table shows our cash flows for the six months ended April 30, 2020 and 2019 (amounts in thousands):

	2020	2019
	(unaudited)	(unaudited)
Net cash used in operating activities	$(12,443)	$(4,611)
Net cash used in investing activities	$(614)	$(393)
Net cash provided by (used in) financing activities	$5,703	$(1,236)
Net decrease in cash and restricted cash	$(7,354)	$(6,240)

Operating Cash Flows

During the six months ended April 30, 2020, we used more cash in operating activities compared to the same period of 2019 primarily due to more net loss in the 2020 period. Additionally, changes in various working capital components, including the value of commodity derivative instruments, inventory, and accounts payable, contributed to the higher cash used during the 2020 period.

Investing Cash Flows

Cash used in investing activities was approximately $221,000 more for the six months ended April 30, 2020, compared to the same period of 2019, due to increased capital expenditures during the 2020 period.

Financing Cash Flows

During the six months ended April 30, 2020, we borrowed $7.0 million from long-term debt, net of repayments, and increased checks in excess of bank balances of approximately $0.8 million. This was partially offset by approximately $2.0 million used to acquire non-controlling interest. Comparatively, during the same period of 2019, we made payments of approximately $1.2 million in distributions to our unit holders and principal payments of approximately $12,000 on our long-term debt.

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

Under the seasonal revolving loan, GFE may borrow, repay, and re-borrow up to the aggregate principal commitment of $6.0 million until its maturity.  GFE had no outstanding balance on the seasonal revolving loan at April 30, 2020. The aggregate principal amount available to GFE for additional borrowing was $6.0 million at April 30, 2020.

The seasonal revolving loan bears interest from the date funds are first advanced on the loan through maturity, at a rate per annum equal to the sum of (x) the One Month LIBOR Index Rate plus (y) 2.75% per annum. The interest rate was 3.19% and 4.52% at April 30, 2020 and October 31, 2019, respectively.

GFE pays an unused commitment fee on the unused portion of the seasonal revolving loan commitment at the rate of 0.250% per annum. The credit facility with AgCountry is secured by substantially all of GFE’s assets. There are no savings account balance collateral requirements as part of this credit facility.

The credit facility requires GFE to comply with certain financial covenants at various times calculated monthly, quarterly or annually, including restriction of the payment of dividends and maintenance of certain financial ratios including minimum working capital, minimum net worth and a debt service coverage ratio as defined by the credit facility. GFE is permitted to pay distributions to its members up to 75% of its net income for the year in which the distributions are paid provided that immediately prior to the distribution and after giving effect to the distribution, no default exists and GFE is in compliance with all of its loan covenants including compliance with the financial covenants.  Further, GFE agreed not to create or incur any indebtedness except for debt to AgCountry, accounts payable to trade creditors, subordinated debt owed to Project Hawkeye, or debt to other lenders in an aggregate amount not exceed $750,000 or make loans or advances or invest in any entity, other than its investments in HLBE and Ringneck, without the consent of CoBank or AgCountry.  CoBank consented to our investment in Harvestone. During the second fiscal quarter of 2020, the credit facility was amended to reduce the working capital covenant to $9 million, from the original $10 million working capital covenant, during the period from March 31, 2020 through September 30, 2020, and increasing to $10 million beginning October 1, 2020. Additionally, the current portion of leases will be excluded from the calculation of current liabilities. Failure to comply with the protective loan covenants or maintain the required financial ratios may cause acceleration of the outstanding principal balances on the revolving term loan and/or the imposition of fees, charges or penalties. For the fiscal year ended October 31, 2019, GFE had an event of non-compliance with the debt service coverage ratio as defined in the credit facility. In December 2019, GFE received a waiver from its lender waiving this event of non-compliance. If market conditions deteriorate in the future, circumstances may develop which could result in GFE violating the financial covenants or other terms of its credit facility. Should unfavorable market conditions result in our violation of the terms or covenants of the credit facility and we fail to obtain a waiver of any such term or covenant, AgCountry could deem GFE in default, impose fees, charges and penalties, terminate any commitment to loan funds and require GFE to immediately repay a significant portion or possibly the entire outstanding balance of the revolving term loan. In the event of a default, AgCountry could also elect to proceed with a foreclosure action on our plant.

In March 2020 and April 2020, GFE had events of non-compliance related to the minimum working capital requirement as defined in the credit facility. Additionally, the Company anticipates an event of non-compliance for the period ended May 31, 2020. The Company has obtained a waiver from its lender for the event of non-compliance for the month ended March 31, 2020. The Company is working with its lender to obtain a waiver related to the event of non-compliance for the month ended April 30, 2020 and the expected event of non-compliance for the month ended May 31, 2020 and expects to receive such waivers.

If market conditions deteriorate in the future, circumstances may develop which could result in us violating the financial covenants or other terms of GFE’s credit facility. If we fail to comply with the terms of our credit agreement with AgCountry, and AgCountry refuses to waive the non-compliance, AgCountry could terminate the credit facility and any commitment to loan funds to GFE.

GFE’s Other Credit Arrangement

GFE has a credit facility with Project Hawkeye for a $7.5 million loan to finance the balance of its initial subscription in Ringneck.  Interest on the Project Hawkeye loan accrues at a variable rate equal to the sum of the One Month LIBOR Index Rate plus 3.05% per annum, with an interest rate floor of 3.55%, which was 3.55% and 4.82% at April 30, 2020 and October 31, 2019, respectively.

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

GFE’s SBA Paycheck Protection Program Loan

In March 2020, Congress passed the Paycheck Protection Program, authorizing loans to small businesses for use in paying employees that they continue to employ throughout the COVID-19 pandemic and for rent, utilities and interest on mortgages. Loans obtained through the Paycheck Protection Program are eligible to be forgiven as long as the proceeds are used for qualifying purposes and certain other conditions are met. On April 17, 2020, the Company received a loan in the amount of $703,900 through the Paycheck Protection Program. Management expects that the entire loan will be used for payroll, utilities and interest; therefore, management anticipates that the loan will be substantially forgiven. To the extent it is not forgiven, the Company would be required to repay that portion at an interest rate of 1% over a period of two years, beginning November 2020 with a final installment in April 2022.

   HLBE’s Compeer Credit Facility

HLBE has a 2020 Credit Facility with Compeer Financial, formerly known as AgStar Financial Services, FCLA (“Compeer”), which includes an amended and restated revolving term loan with an $8,000,000 principal commitment. This loan replaces the amended revolving term note and seasonal revolving loan made under the 2018 Credit Facility. The loan is secured by substantially all of HLBE’s assets, including a subsidiary guarantee. The 2020 Credit Facility contains customary covenants, including restrictions on the payment of dividends and loans and advances to Agrinatural, and maintenance of certain financial ratios including minimum working capital, minimum net worth and a debt service coverage ratio as defined by the credit facility. During the second fiscal quarter of 2020, the 2020 Credit Facility was amended to reduce the working capital covenant to $8 million, from the original $10 million working capital covenant, through the period ending December 31, 2020, and increasing to $10 million beginning January 1, 2021. Additionally, the current portion of leases will be excluded from the calculation of current liabilities. Failure to comply with the protective loan covenants or maintain the required financial ratios may cause acceleration of the outstanding principal balances on the revolving term loan and/or the imposition of fees, charges, or penalties.

As part of the 2020 Credit Facility closing, HLBE entered into an amended administrative agency agreement with CoBank, ACP (“CoBank”).  As a result, CoBank will continue act as the agent for the lender with respect to the 2020 Credit Facility.  HLBE agreed to pay CoBank an annual fee of $2,500 for its services as administrative agent.

Under the terms of the amended revolving term loan, HLBE may borrow, repay, and reborrow up to the aggregate principal commitment amount of $8,000,000.  Final payment of amounts borrowed under the amended revolving term loan is due December 1, 2022.  Interest on the amended revolving term loan accrues at a variable weekly rate equal to 3.10% above the One-Month LIBOR Index rate, which totaled 3.43% at April 30, 2020.

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

In March 2020 and April 2020, HLBE had events of non-compliance related to the minimum working capital requirement as defined in the 2020 Credit Facility. Additionally, HLBE anticipates an event of non-compliance for the period ended May 31, 2020. HLBE has obtained waivers from its lender for these events of noncompliance.  However, if market conditions deteriorate in the future, circumstances may develop which could result in HLBE violating the financial covenants or other terms of its credit facility. If HLBE fails to comply with the terms of its credit facility with Compeer, and Compeer refuses to waive the non-compliance, Compeer could terminate the credit facility and any commitment to loan funds to HLBE.

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

In May 2006, HLBE entered into an industrial water supply treatment agreement with the City of Heron Lake and Jackson County. Under this agreement, HLBE pays monthly installments over 24 months starting January 1, 2007 equal to one years’ debt service on approximately $3.6 million in water revenue bonds, which will be returned to HLBE if any funds remain after final payment in full on the bonds and assuming HLBE complies with all payment obligations under the agreement. There was a total of approximately $634,000 in outstanding water revenue bonds at April 30, 2020 and October 31, 2019. HLBE classifies its obligations under these bonds as assessments payable. The interest rates on the bonds range from 6.55% to 8.73%.

HLBE’s SBA Paycheck Protection Program Loan

In March 2020, Congress passed the Paycheck Protection Program, authorizing loans to small businesses for use in paying employees that they continue to employ throughout the COVID-19 pandemic and for rent, utilities and interest on mortgages. Loans obtained through the Paycheck Protection Program are eligible to be forgiven as long as the proceeds are used for qualifying purposes and certain other conditions are met. On April 18, 2020, HLBE received a loan in the amount of $595,693 through the Paycheck Protection Program. Management expects that the entire loan will be used for payroll, utilities and interest; therefore, management anticipates that the loan will be substantially forgiven. To the extent it is not forgiven, HLBE would be required to repay that portion at an interest rate of 1% over a period of two years, beginning May 2021 with a final installment in May 2022.

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

At April 30, 2020, our critical accounting estimates continue to include those described in our annual report on Form 10-K for the fiscal year ended October 31, 2019. Management has not changed the method of calculating and using estimates and assumptions in preparing our condensed consolidated unaudited financial statements in accordance with generally accepted accounting principles in the United States of America.

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

At April 30, 2020, there were no amounts outstanding under GFE’s credit facility with AgCountry. Therefore, at April 30, 2020, we had exposure to interest rate risk only from the amounts outstanding under GFE’s credit facility with Project Hawkeye and HLBE’s credit facility with Compeer.  Below is a sensitivity analysis we prepared regarding GFE’s and HLBE’s income exposure to changes in interest rates.

The sensitivity analysis below shows the anticipated effect on our income from a 10% adverse change in interest rates for a one-year period.

Outstanding Variable
Rate Debt at	Interest Rate at	Interest Rate Following 10%	Approximate Adverse
April 30, 2020	April 30, 2020	Adverse Change	Change to Income
$6,875,000	3.38%	3.72%	$23,000
$6,161,000	3.43%	3.77%	$21,132

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

As of April 30, 2020, GFE had price protection in place for approximately 25% and 25% of its anticipated corn and natural gas needs, respectively, and approximately 13%, 0%, and 1% of its ethanol, distillers’ grains, and corn oil sales, respectively, for the next 12 months. As of April 30, 2020, HLBE had price protection in place for approximately 25% and 23% of its anticipated corn and natural gas needs, respectively, and approximately 0%, 4%, and 1% of its ethanol, distillers’ grains, and corn oil sales, respectively, for the next 12 months. Through these contracts we hope to minimize risk from future market price fluctuations and basis fluctuations. As input prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for us.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the fair value of our corn and natural gas prices and average ethanol price as of April 30, 2020, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for both of the GFE and HLBE plants for a one year period from April 30, 2020.  The results of this sensitivity analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements		Hypothetical Adverse
	for the next 12 months	Unit of	Change in Price as of	Approximate Adverse
	(net of forward and futures contracts)	Measure	April 30, 2020	Change to Income
Ethanol	104,280,000	Gallons	10%	$9,385,000
Corn	31,000,000	Bushels	10%	$8,457,000
Natural Gas	2,100,000	MMBTU	10%	$544,000

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

Effectiveness of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and General Manager (the principal executive officer), Steve Christensen, along with our Chief Financial Officer (the principal financial officer), Stacie Schuler, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2020. Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

The recent global outbreak of the COVID-19 pandemic has had a negative impact on our revenues and operating results, which could worsen and/or continue for a significant period of time. This outbreak has resulted in disruptions and damage to our business, caused by the negative impact to our ability to obtain cost effective raw materials, supplies and component parts necessary to operate our ethanol, distillers’ grains, corn oil, or natural gas business, the negative impact on our ability to operate our facility should COVID-19 spread more broadly within Minnesota or the Midwest, thereby creating an increased risk of exposure to our workforce which cannot operate our facility remotely, and the negative impact to our ability to market and sell our products to markets which have slowed or shut down altogether. It is likely that effect such as these will continue to negatively impact our revenues, operating results, and business as a whole. Mitigation efforts have not and will not completely prevent our business from being adversely affected, and the longer the pandemic impacts supply and demand and the more broadly the pandemic spreads, it is more likely that the impact on our business, revenues and operating results will become increasingly negative.

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

101

The following financial information from Granite Falls Ethanol, LLC's Quarterly Report on Form 10-Q for the three and six months ended April 30, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at April 30, 2020 and October 31, 2019; (ii) the Condensed Consolidated Statements of Operations for the three and six months ended April 30, 2020 and 2019; (iii) the Condensed Consolidated Statements of Changes in Members’ Equity for the three and six months ended April 30, 2020 and 2019; (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended April 30, 2020 and 2019; and (iv) Notes to Condensed Consolidated Unaudited Financial Statements.*

*   Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANITE FALLS ENERGY, LLC

Date: June 15, 2020	/s/ Steve Christensen
Steve Christensen
Chief Executive Officer

/s/ Stacie Schuler
Date: June 15, 2020	Stacie Schuler
Chief Financial Officer