Form 10-Q
period 2020-07-31
Granite Falls Energy, LLC
filed 2020-09-14
CIK 1181749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended July 31, 2020

OR

◻Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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

⌧Yes    ◻No

Indicate by checkmark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

⌧Yes    ◻No

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

◻Yes    ⌧No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of September 14, 2020, there were 30,606 membership units outstanding.

PART IFINANCIAL INFORMATION

Item 1.  Financial Statements

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	July 31, 2020	October 31, 2019
ASSETS	(unaudited)
Current Assets
Cash	$6,813,710	$13,521,774
Restricted cash	273,892	52,516
Accounts receivable	1,475,409	7,427,895
Inventory	11,051,145	13,803,025
Commodity derivative instruments	423,773	823,098
Prepaid expenses and other current assets	841,736	534,948
Total current assets	20,879,665	36,163,256

Property and Equipment, net	53,376,111	58,269,142

Goodwill	1,372,473	1,372,473

Investments	9,271,149	9,327,584

Operating lease right of use asset	20,290,101	—

Other Assets	697,254	922,254

Total Assets	$105,886,753	$106,054,709

LIABILITIES AND MEMBERS' EQUITY
Current Liabilities
Current maturities of long-term debt	$2,703,479	$1,405,406
Checks drawn in excess of bank balances	685,724	—
Accounts payable	4,497,160	11,168,471
Commodity derivative instruments	64,326	—
Accrued expenses	1,873,836	780,795
Operating lease, current liabilities	3,628,283	—
Total current liabilities	13,452,808	13,354,672

Long-Term Debt, less current portion	10,941,541	6,639,488

Operating Lease, long-term liabilities	16,661,818	—

Other Long-Term Liabilities	1,410,443	1,376,000

Commitments and Contingencies

Members' Equity
Members' equity attributable to Granite Falls Energy, LLC consists of 30,606 units authorized, issued, and outstanding at both July 31, 2020 and October 31, 2019	52,723,707	65,468,635
Non-controlling interest	10,696,436	19,215,914
Total members' equity	63,420,143	84,684,549

Total Liabilities and Members' Equity	$105,886,753	$106,054,709

Notes to Condensed Consolidated Unaudited Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

	Three Months Ended July 31,		Nine Months Ended July 31,
	2020	2019	2020	2019
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues	$34,131,600	$56,401,649	$120,594,848	$155,201,136

Cost of Goods Sold	34,426,573	52,657,354	134,378,555	155,186,219

Gross Profit (Loss)	(294,973)	3,744,295	(13,783,707)	14,917

Operating Expenses	1,483,782	1,588,584	5,167,125	4,985,276

Operating Income (Loss)	(1,778,755)	2,155,711	(18,950,832)	(4,970,359)

Other Income (Expense):
Other income, net	69,134	5,586	276,661	233,251
Interest income	1,181	50,133	44,850	166,844
Interest expense	(136,538)	(184,280)	(353,650)	(378,469)
Investment income (loss)	535,054	—	(56,435)	—
Total other income (expense), net	468,831	(128,561)	(88,574)	21,626

Net Income (Loss)	$(1,309,924)	$2,027,150	$(19,039,406)	$(4,948,733)

Less: Net (Income) Loss Attributable to Non-controlling Interest	2,027,699	(138,834)	6,373,295	1,356,898

Net Income (Loss) Attributable to Granite Falls Energy, LLC	$717,775	$1,888,316	$(12,666,111)	$(3,591,835)

Weighted Average Units Outstanding - Basic and Diluted	30,606	30,606	30,606	30,606

Amounts attributable to Granite Falls Energy, LLC:

Net Income (Loss) Per Unit - Basic and Diluted	$23.45	$61.70	$(413.84)	$(117.36)

Distributions Per Unit	$—	$—	$—	$40.00

Notes to Condensed Consolidated Unaudited Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Members’ Equity (Unaudited)

	Members' Equity attributable to
	Granite Falls Energy, LLC	Non-controlling Interest	Total Members' Equity

Balance - October 31, 2019	$ 65,468,635	$ 19,215,914	$ 84,684,549

Acquisition of non-controlling interest	(78,817)	(2,146,183)	(2,225,000)
Net loss attributable to non-controlling interest	-	(1,185,371)	(1,185,371)
Net loss attributable to Granite Falls Energy, LLC	(1,500,699)	-	(1,500,699)

Balance - January 31, 2020	63,889,119	15,884,360	79,773,479

Net loss attributable to non-controlling interest	-	(3,160,225)	(3,160,225)
Net loss attributable to Granite Falls Energy, LLC	(11,883,187)	-	(11,883,187)

Balance - April 30, 2020	$ 52,005,932	$ 12,724,135	$ 64,730,067

Net loss attributable to non-controlling interest	-	(2,027,699)	(2,027,699)
Net income attributable to Granite Falls Energy, LLC	717,775	-	717,775

Balance - July 31, 2020	$ 52,723,707	$ 10,696,436	$ 63,420,143

Balance - October 31, 2018	$ 75,083,782	$ 21,846,265	$ 96,930,047

Member Distribution	(1,224,226)	-	(1,224,226)
Net loss attributable to non-controlling interest	-	(967,125)	(967,125)
Net loss attributable to Granite Falls Energy, LLC	(3,577,502)	-	(3,577,502)

Balance - January 31, 2019	70,282,054	20,879,140	91,161,194

Net loss attributable to non-controlling interest	-	(528,607)	(528,607)
Net loss attributable to Granite Falls Energy, LLC	(1,902,649)	-	(1,902,649)

Balance - April 30, 2019	$ 68,379,405	$ 20,350,533	$ 88,729,938

Net income attributable to non-controlling interest	-	138,834	138,834
Net income attributable to Granite Falls Energy, LLC	1,888,316	-	1,888,316

Balance - July 31, 2019	$ 70,267,721	$ 20,489,367	$ 90,757,088

Notes to Condensed Consolidated Unaudited Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended July 31,
	2020	2019
	(unaudited)	(unaudited)
Cash Flows from Operating Activities:
Net loss	$(19,039,406)	$(4,948,733)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	7,023,813	7,061,238
Change in fair value of derivative instruments	1,510,499	(1,600,976)
(Gain) loss on sale of assets	(2,000)	4,864
Loss on equity method investments	56,435	—
Changes in operating assets and liabilities:
Commodity derivative instruments	(1,046,848)	2,116,989
Accounts receivable	5,952,486	2,079,490
Inventory	2,751,880	(2,830,323)
Prepaid expenses and other current assets	(306,788)	(378,390)
Accounts payable	(6,547,734)	(1,720,158)
Accrued expenses	1,093,041	(333,763)
Accrued railcar rehabilitation costs	34,443	—
Net Cash Used In Operating Activities	(8,520,179)	(549,762)

Cash Flows from Investing Activities:
Purchase of investment	—	(500,000)
Payments for capital expenditures	(2,252,359)	(453,497)
Net Cash Used in Investing Activities	(2,252,359)	(953,497)

Cash Flows from Financing Activities:
Checks drawn in excess of bank balances	685,724	—
Proceeds from long-term debt	22,070,984	—
Payments on long-term debt	(17,770,451)	(168,461)
Proceeds from Paycheck Protection Program loan	1,299,593	—
Acquisition of non-controlling interest	(2,000,000)	—
Member distributions paid	—	(1,224,226)
Net Cash Provided by (Used in) Financing Activities	4,285,850	(1,392,687)

Net Decrease in Cash and Restricted Cash	(6,486,688)	(2,895,946)

Cash and Restricted Cash - Beginning of Period	13,574,290	14,901,091

Cash and Restricted Cash - End of Period	$7,087,602	$12,005,145

Reconciliation of Cash and Restricted Cash
Cash - Balance Sheet	$6,813,710	$11,891,338
Restricted Cash - Balance Sheet	273,892	113,807
Cash and Restricted Cash	$7,087,602	$12,005,145

Supplemental Cash Flow Information
Cash paid during the period for:
Interest expense	$353,650	$378,469

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Capital expenditures and construction in process included in accounts payable	$1,609	$—

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

Basis of Presentation and Principles of Consolidation

The condensed consolidated unaudited financial statements as of July 31, 2020 consolidate the operating results and financial position of GFE, and its approximately 50.7% owned subsidiary, HLBE (through GFE's 100% ownership of Project Viking, LLC). Given the Company’s control over the operations of HLBE and its majority voting interest, the Company consolidates the condensed consolidated unaudited financial statements of HLBE with GFE's condensed consolidated unaudited financial statements. The remaining 49.3% ownership of HLBE is included in the condensed consolidated unaudited financial statements as a non-controlling interest. HLBE, through its wholly owned subsidiary, HLBE Pipeline Company, LLC, owned approximately 73% of Agrinatural as of October 31, 2019. Given HLBE’s control over the operations of Agrinatural and its majority voting interest, HLBE consolidates the financial statements of Agrinatural with its consolidated unaudited financial statements, with the equity and earnings attributed to the remaining approximately 27% noncontrolling interest through December 11, 2019 when the remaining non-controlling interest was acquired. All significant intercompany balances and transactions are eliminated in consolidation.

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

●	Ethanol. The Company sells its ethanol via a marketing agreement with Eco-Energy, Inc. Eco-Energy sells one hundred percent of the Company's ethanol production based on agreements with end users at prices agreed upon mutually among the end user, Eco-Energy and the Company. Our performance obligations consist of our obligation to deliver ethanol to our customers. Our customer contracts consist of orders received from the customer pursuant to a marketing agreement. The marketing agreement calls for control and title to pass to Eco-Energy once a rail car is released to the railroad or a truck is released from the Company's scales. Revenue is recognized then at the price in the agreement with the end user, net of commissions, freight, and fees.

●	Distillers’ grains. The Company engages another third-party marketing company, RPMG, Inc., to sell one hundred percent of the distillers’ grains it produces at the plant. RPMG takes title and control once a rail car is released to the railroad or a truck is released from the Company's scales. Prices are agreed upon between RPMG and the Company. Our performance obligations consist of our obligation to deliver corn oil to our customers. Our customer contracts consist of orders received from the customer pursuant to a marketing agreement. Revenue is recognized net of commissions, freight and fees.

●	Distillers’ corn oil (corn oil). The Company sells one hundred percent of its corn oil production to RPMG, Inc. The process for selling corn oil is the same as our distillers’ grains. RPMG takes title and control once a rail car is released to the railroad or a truck is released from the Company's scales. Prices are agreed upon between RPMG and the Company. Our performance obligations consist of our obligation to deliver corn oil to our customers. Our customer contracts consist of orders received from the customer pursuant to a marketing agreement. Revenue is recognized net of commissions, freight and fees.

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

Property and Equipment

In July 2020, HLBE experienced major issues with its boiler, which negatively impacted production. HLBE ordered a temporary boiler, which allowed operations to continue in August 2020 until repair or replacement of the boiler could be completed. HLBE determined that the purchase and installation of a new boiler would be more economical and efficient than attempted repairs to the failing boiler. The new boiler is expected to be installed in October 2020. On September 2, 2020, HLBE received notice of approval of the new boiler from the Minnesota Pollution Control Agency. As a result, HLBE abandoned the failing boiler, is currently operating with the temporary boiler, and plans to operate with the new boiler upon its completed installation. HLBE will record the cost for the abandonment during the fourth fiscal quarter once it has determined the asset value, and what, if any, of the existing equipment can be salvaged. HLBE anticipates a loss of approximately $1.8 million in the fourth fiscal quarter of 2020 due to the abandonment of the failing boiler. The estimated cost of the new boiler is approximately $5.2 million.

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

The Company, and the ethanol industry as a whole, experienced significant adverse conditions throughout most of 2018 and 2019, and thus far into 2020, as a result of industry-wide record low ethanol prices due to reduced demand and high industry inventory levels. These factors, which are compounded by the recent impact of the novel coronavirus (“COVID-19”), resulted and continue to result in negative operating margins, lower cash flow from operations and net operating losses, which included write downs of inventory and impairment of corn forward purchase contracts of approximately $207,000 for the nine months ended July 31, 2020. In response to the low margin environment, GFE idled its ethanol production from on or about April 3, 2020 through approximately May 18, 2020. The Company continues to monitor COVID-19 developments in order to determine whether further adjustments to production are warranted. The Company believes its cash on hand, available debt from its lender, and additional debt with its current lender will provide sufficient liquidity to meets its anticipated working capital, debt service and other liquidity needs through the next twelve months. If market conditions worsen affecting our ability to profitably operate the plant or if we are unable to transport ethanol, we may be forced to further idle ethanol production altogether.

3.   REVENUE

Revenue by Source

All revenues from contracts with customers under ASC Topic 606 are recognized at a point in time. The following table disaggregates revenue by major source for the three and nine months ended July 31, 2020 and 2019:

	Three Months Ended July 31, 2020
	Ethanol Production	Natural Gas Pipeline	Total
Ethanol	$27,592,807	$—	$27,592,807
Distillers’ Grains	5,019,310	—	5,019,310
Corn Oil	1,321,973	—	1,321,973
Other	71,519	—	71,519
Natural Gas	—	125,991	125,991
Total Revenues	$34,005,609	$125,991	$34,131,600

	Nine Months Ended July 31, 2020
	Ethanol Production	Natural Gas Pipeline	Total
Ethanol	$92,198,500	$—	$92,198,500
Distillers’ Grains	22,040,430	—	22,040,430
Corn Oil	4,744,656	—	4,744,656
Other	559,242	—	559,242
Natural Gas	—	1,052,020	1,052,020
Total Revenues	$119,542,828	$1,052,020	$120,594,848

	Three Months Ended July 31, 2019
	Ethanol Production	Natural Gas Pipeline	Total
Ethanol	$44,878,975	$—	$44,878,975
Distillers’ Grains	9,018,960	—	9,018,960
Corn Oil	2,083,082	—	2,083,082
Other	320,001	—	320,001
Natural Gas	—	100,631	100,631
Total Revenues	$56,301,018	$100,631	$56,401,649

	Nine Months Ended July 31, 2019
	Ethanol Production	Natural Gas Pipeline	Total
Ethanol	$119,365,896	$—	$119,365,896
Distillers’ Grains	28,240,952	—	28,240,952
Corn Oil	5,676,816	—	5,676,816
Other	844,568	—	844,568
Natural Gas	—	1,072,904	1,072,904
Total Revenues	$154,128,232	$1,072,904	$155,201,136

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

4.   INVENTORY

Inventories consist of the following:

	July 31, 2020	October 31, 2019
	(unaudited)
Raw materials	$4,402,303	$3,253,361
Supplies	3,235,947	3,330,513
Work in process	1,150,662	1,434,552
Finished goods	2,262,233	5,784,599
Totals	$11,051,145	$13,803,025

The Company performs a lower of cost or net realizable value analysis on inventory to determine if the net realizable values of certain inventories are less than their carrying value, which is attributable primarily to decreases in market prices of corn and ethanol. Based on the lower of cost or net realizable value analysis, as a component of cost of goods sold, the Company recorded a loss of approximately $648,000 and $581,000 for the nine months ended July 31, 2020 and 2019, respectively. Based on the lower of cost or net realizable value analysis, as a component of cost of goods sold, the Company recorded a loss on corn inventories of approximately $184,000 and $21,000 for the nine months ended July 31, 2020 and 2019, respectively.

5.   DERIVATIVE INSTRUMENTS

As of July 31, 2020, the total notional amount of GFE’s outstanding corn derivative instruments was approximately 5,995,000 bushels, comprised of long corn futures positions on 2,215,000 bushels that were entered into to hedge forecasted ethanol sales through September 2020, and short corn futures positions on 2,015,000 bushels that were entered into to hedge forecasted corn purchases through December 2022. Additionally, there are corn options positions of 1,765,000 bushels through December 2020. There may be offsetting positions that are not shown on a net basis that could lower the notional amount of positions outstanding.

As of July 31, 2020, the total notional amount of HLBE’s outstanding corn derivative instruments was approximately 3,355,000 bushels, comprised of long corn futures positions on 2,055,000 bushels that were entered into to hedge forecasted ethanol sales through December 2020 and short corn futures positions on 1,085,000 bushels that were entered into to hedge forecasted corn purchases through December 2021. Additionally, there are corn options positions of 215,000 bushels through December 2020. There may be offsetting positions that are not shown on a net basis that could lower the notional amount of positions outstanding.

As of July 31, 2020, GFE had approximately $46,000 of cash collateral (restricted cash) related to derivatives held by a broker.

As of July 31, 2020, HLBE had approximately $228,000 of cash collateral (restricted cash) related to derivatives held by a broker.

The following tables provide details regarding the Company's derivative instruments at July 31, 2020, none of which were designated as hedging instruments:

	Consolidated Balance Sheet Location	Assets	Liabilities
Corn contracts - GFE	Commodity derivative instruments	$395,281	$—
Corn contracts - HLBE	Commodity derivative instruments	28,492	—
Ethanol contracts - GFE	Commodity derivative instruments	—	32,500
Ethanol contracts - HLBE	Commodity derivative instruments	—	31,826
Totals		$423,773	$64,326

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

The following tables provide details regarding the gains (losses) from Company's derivative instruments in the consolidated statements of operations, none of which are designated as hedging instruments:

	Consolidated Statement	Three Months Ended July 31,		Nine Months Ended July 31,
	of Operations Location	2020	2019	2020	2019
Corn contracts	Cost of Goods Sold	$(297,465)	$1,019,477	$(1,021,328)	$1,345,128
Ethanol contracts	Revenues	(72,848)	292,681	(489,171)	255,848
Total gain (loss)		$(370,313)	$1,312,158	$(1,510,499)	$1,600,976

6.   FAIR VALUE

The following table sets forth, by level, the Company assets that were accounted for at fair value on a recurring basis at July 31, 2020:

			Fair Value Measurement Using
			Quoted Prices	Significant Other	Significant
	Carrying Amount in		in Active Markets	Observable Inputs	Unobservable Inputs
Financial Assets:	Consolidated Balance Sheet	Fair Value	(Level 1)	(Level 2)	(Level 3)
Commodity Derivative Instruments - Corn	$423,773	$423,773	$423,773	$—	$—

Financial Liabilities:
Commodity Derivative Instruments - Ethanol	$64,326	$64,326	$64,326	$—	$—

The following table sets forth, by level, the Company assets that were accounted for at fair value on a recurring basis at October 31, 2019:

			Fair Value Measurement Using
			Quoted Prices	Significant Other	Significant
	Carrying Amount in		in Active Markets	Observable Inputs	Unobservable Inputs
Financial Assets:	Consolidated Balance Sheet	Fair Value	(Level 1)	(Level 2)	(Level 3)
Commodity Derivative Instruments - Corn	$632,773	$632,773	$632,773	$—	$—
Commodity Derivative Instruments - Ethanol	$190,325	$190,325	$190,325	$—	$—

The Company determines the fair value of commodity derivative instruments by obtaining fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes and live trading levels from the Chicago Board of Trade market and New York Mercantile Exchange.

7.  DEBT FACILITIES

Debt financing consists of the following:

	July 31, 2020	October 31, 2019
	(unaudited)
GRANITE FALLS ENERGY:
Seasonal revolving loan, see terms below.	—	—
Term note payable to Project Hawkeye, see terms below.	6,607,143	7,410,714
SBA Paycheck Protection Program Loan	703,900	—

HERON LAKE BIOENERGY:
Amended revolving term note payable to lending institution, see terms below.	2,270,918	—
Single advance term note payable to lending institution, see terms below.	3,000,000	—
Assessment payable as part of water treatment agreement, due in semi-annual installments of $189,393 with interest at 6.55%, enforceable by statutory lien, with the final payment due in 2021. HLBE made deposits for one years' worth of debt service payments of approximately $364,000, which is included with other assets that are held on deposit to be applied with the final payments of the assessment.	467,366	634,180
SBA Paycheck Protection Program Loan	595,693	—
Totals	13,645,020	8,044,894
Less: amounts due within one year	2,703,479	1,405,406
Net long-term debt	$10,941,541	$6,639,488

Granite Falls Energy

Seasonal Revolving Loan

GFE has a credit facility with a lender. This credit facility was originally a revolving term loan facility with an aggregate principal commitment amount of $18,000,000 that reduced by $2,000,000 semi-annually beginning September 1, 2014, until final payment at maturity on March 1, 2018. On September 8, 2017, the revolving term loan was converted to a seasonal revolving loan in the amount of $6,000,000. GFE had no outstanding balance on the revolving term loan at the time of conversion. There was no outstanding balance on the seasonal revolving loan at July 31, 2020. Therefore, the aggregate principal amount available for borrowing by GFE under this seasonal revolving loan at July 31, 2020 was $6,000,000.

The interest rate on the seasonal revolving loan is based on the bank’s One Month London Interbank Offered Rate (“LIBOR”) Index Rate, plus 2.75%, which was 2.90% and 4.52% at July 31, 2020 and October 31, 2019, respectively.

The credit facility also requires GFE to comply with certain financial covenants, at various times calculated monthly, quarterly, or annually, including restriction of the payment of dividends and maintenance of certain financial ratios including minimum working capital, minimum net worth, and a debt service coverage ratio as defined by the credit facility. During the second fiscal quarter of 2020, the credit facility was amended to reduce the working capital covenant to $9 million, from the original $10 million working capital covenant, during the period from March 31, 2020 through September 30, 2020, and increasing to $10 million beginning October 1, 2020. Additionally, the current portion of leases will be excluded from the calculation of current liabilities.   Failure to comply with the protective loan covenants or maintain the required financial ratios may cause acceleration of the outstanding principal balances on the revolving term loan and/or the imposition of fees, charges or penalties. For the fiscal year ended October 31, 2019, GFE had an event of non-compliance with the debt service coverage ratio as defined in the credit facility. In December 2019, GFE received a waiver from its lender waiving this event of non-compliance. In May 2020, GFE had an event of non-compliance related to the minimum working capital requirement as defined in the credit facility. The Company has obtained a waiver from its lenders for these this of non-compliance. The Company was in compliance with all covenants on July 31, 2020. However, the Company anticipates an event of non-compliance with respect to our debt service coverage ratio for the period ended October 31, 2020. The Company intends to obtain a waiver from its lender for this anticipated event of noncompliance.

The credit facility is secured by substantially all assets of GFE. There are no savings account balance collateral requirements as part of this credit facility.

Project Hawkeye Loan

On August 2, 2017, GFE entered into a credit facility with Project Hawkeye to finance its investment in Ringneck. Pursuant to this credit facility, GFE borrowed $7.5 million from Project Hawkeye using the Ringneck investment as collateral.  The Project Hawkeye loan bears interest from the date funds are first advanced on the loan through maturity, at a rate per annum equal to the sum of the One Month LIBOR Index Rate plus 3.05% per annum, with an interest rate floor of 3.55%, which equated to 3.55% and 4.82% at July 31, 2020 and October 31, 2019 respectively.

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

Heron Lake BioEnergy

Revolving Term Note

The 2020 Credit Facility includes an amended and restated revolving term loan with an $8,000,000 principal commitment, which was increased to a $13,000,000 principal commitment in June 2020. This loan replaces the amended revolving term note and seasonal revolving loan made under the 2018 Credit Facility. The loan is secured by substantially all of HLBE’s assets, including a subsidiary guarantee.  The 2020 Credit Facility contains customary covenants, including restrictions on the payment of dividends and loans and advances to Agrinatural, and maintenance of certain financial ratios including minimum working capital, minimum net worth and a debt service coverage ratio as defined by the credit facility. During the second fiscal quarter of 2020, the 2020 Credit Facility was amended to reduce the working capital covenant to $8 million, from the original $10 million working capital covenant, for the period of April 30, 2020 through December 31, 2020, and increasing to $10 million beginning January 1, 2021. Additionally, the current portion of leases will be excluded from the calculation of current liabilities. Failure to comply with the protective loan covenants or maintain the required financial ratios may cause acceleration of the outstanding principal balances on the revolving term loan and/or the imposition of fees, charges, or penalties. In May 2020, HLBE had an event of non-compliance related to the minimum working capital requirement as defined in the 2020 Credit Facility. HLBE was in compliance with all covenants on July 31, 2020. However, HLBE anticipates an event of non-compliance with respect to our debt service coverage ratio for the period ended October 31, 2020. HLBE intends to obtain a waiver from its lender for this anticipated event of noncompliance.

As part of the 2020 Credit Facility closing, HLBE entered into an amended administrative agency agreement with CoBank, ACP (“CoBank”). As a result, CoBank will continue to act as the agent for the lender with respect to the 2020 Credit Facility. HLBE agreed to pay CoBank an annual fee of $2,500 for its services as administrative agent.

Under the terms of the amended revolving term loan, HLBE may borrow, repay, and reborrow up to the aggregate principal commitment amount of $13,000,000.  Final payment of amounts borrowed under the amended revolving term loan is due December 1, 2022.  Interest on the amended revolving term loan accrues at a variable weekly rate equal to 3.35% above the higher of 0.00% or the One-Month London Interbank Offered Rate (“LIBOR”) Index rate, which totaled 3.50% at July 31, 2020.

HLBE also agreed to pay an unused commitment fee on the unused available portion of the amended revolving term loan commitment at the rate of 0.500% per annum, payable monthly in arrears.

Single Advance Term Note

In June 2020, HLBE entered into a single advance term note with a $3,000,000 principal commitment, with the purpose to finance the construction of a new grain bin and provide principal reduction on the Revolving Term Note.  The interest rate is fixed at 3.80%.  Principal with interest is to be paid in 10 consecutive, semi-annual installments, with the first installment due on December 20, 2020 and the last installment due on June 20, 2025.  The note is secured as provided in the 2020 Credit Facility.

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

Estimated annual maturities of debt at July 31, 2020, are as follows based on the most recent debt agreements:

2021	$2,703,479
2022	4,677,256
2023	1,671,429
2024	1,671,429
2025	1,671,429
Thereafter	1,249,998
Total debt	$13,645,020

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

The Company leases rail cars for its facility to transport ethanol and dried distillers’ grains to its end customers. Operating lease right of use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company uses its estimated incremental borrowing rate, unless an implicit rate is readily determinable, as the discount rate for each lease in determining the present value of lease payments. For the three months ended July 31, 2020, the Company’s weighted average discount rate was 4.87%.  Operating lease expense is recognized on a straight-line basis over the lease term.

The Company determines if an arrangement is a lease or contains a lease at inception. The Company’s leases have remaining terms of approximately one to seven years. For the nine months ended July 31, 2020, the weighted average remaining lease term was four years.

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

The following table summarizes the remaining annual maturities of the Company’s operating lease liabilities as of July 31, 2020:

2021	$4,501,800
2022	4,335,300
2023	4,153,800
2024	3,633,000
2025	3,066,600
Thereafter	3,436,000
Totals	23,126,500
Less: Amount representing interest	2,836,399
Lease liabilities	$20,290,101

For the three and nine months ended July 31, 2020, GFE recorded operating lease costs for these leases of approximately $803,000 and $2,375,000, respectively, in cost of goods sold in the Company’s statement of operations, which approximates the cash paid for the period.

For the three and nine months ended July 31, 2020, HLBE recorded operating lease costs for these leases of approximately $591,000 and $1,731,000, respectively, in cost of goods sold in the Company’s statement of operations, which approximates the cash paid for the period.

9.   MEMBERS' EQUITY

Granite Falls Energy

GFE has one class of membership units.  The units have no par value and have identical rights, obligations and privileges.  Income and losses are allocated to all members based upon their respective percentage of units held. As of July 31, 2020 and October 31, 2019, GFE had 30,606 membership units authorized, issued, and outstanding.

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

10.  COMMITMENTS AND CONTINGENCIES

Corn Purchases - Members

GFE purchased corn from board members of approximately $1,482,000 and $2,366,000 for the three months ended July 31, 2020 and 2019, respectively, and approximately $2,323,000 and $4,319,000 for the nine months ended July 31, 2020 and 2019, respectively.

HLBE purchased corn from board members of approximately $57,000 and $2,633,000 for the three months ended July 31, 2020 and 2019, respectively, and approximately $5,872,000 and $7,219,000 for the nine months ended July 31, 2020 and 2019, respectively.

Corn Forward Contracts

At July 31, 2020, GFE had cash and basis contracts for forward corn purchase commitments for approximately 3,085,000 bushels for deliveries through December 2022.

Given the uncertainty of future ethanol and corn prices, GFE could incur a loss on the outstanding corn purchase contracts in future periods. Management has evaluated these forward contracts and its inventories using the lower of cost or net realizable value evaluation, similar to the method used on its inventory, and has determined that, with respect to GFE, an impairment loss of $207,000 existed at July 31, 2020, and no impairment loss existed at October 31, 2019.

At July 31, 2020, HLBE had cash and basis contracts for forward corn purchase commitments for approximately 4,613,000 bushels for deliveries through March 2021.

Given the uncertainty of future ethanol and corn prices, HLBE could incur a loss on the outstanding corn purchase contracts in future periods. Management has evaluated these forward contracts and its inventories using the lower of cost or net realizable value evaluation, similar to the method used on its inventory, and has determined that, with respect to HLBE, an impairment loss of $824,000 existed at July 31, 2020, and no impairment loss existed at October 31, 2019.

Ethanol Forward Contracts

At July 31, 2020, GFE had fixed and basis contracts to sell approximately $10,800,000 of ethanol for various delivery periods through September 2020, which approximates 97% of its anticipated ethanol sales for that period.

At July 31, 2020, HLBE had forward contracts to sell approximately $6,069,000 of ethanol for various periods through September 2020, which approximates 48% of its anticipated ethanol sales for that period.

Distillers' Grain Forward Contracts

At July 31, 2020, GFE had forward contracts to sell approximately $1,608,000 of distillers’ grain for deliveries through September 2020.

At July 31, 2020, HLBE had forward contracts to sell approximately $325,000 of distillers’ grains for delivery through December 2020.

Corn Oil Forward Contracts

At July 31, 2020, GFE had forward contracts to sell approximately $504,000 of corn oil for delivery through September 2020.

At July 31, 2020, HLBE had forward contracts to sell approximately $701,000 of corn oil for delivery through September 2020.

Rail Car Rehabilitation Costs

GFE leases 75 hopper rail cars under a multi-year agreement which ends in December 2026. Under the agreement, GFE is required to pay to rehabilitate each car for “damage” that is considered to be other than normal wear and tear upon turn in of the car(s) at the termination of the lease. Prior to the year ending October 31, 2019, GFE believed ongoing repairs resulted in an insignificant future rehabilitation expense. During the year ending October 31, 2019, based on new information, we re-evaluated our assumptions and believe that it is probable that we may be assessed for damages incurred. At July 31, 2020 and October 31, 2019 GFE has recorded an estimated liability totaling $825,000. GFE accrues the estimated cost of railcar damages over the term of the lease as the cost of damages are incurred.

HLBE leases 50 hopper rail cars under a multi-year agreement which ends in May 2027. Under the agreement, HLBE is required to pay to rehabilitate each car for “damage” that is considered to be other than normal wear and tear upon turn in of the car(s) at the termination of the lease. Prior to the year ending October 31, 2019, the Company believed ongoing repairs resulted in an insignificant future rehabilitation expense. During the year ending October 31, 2019, based on new information, we re-evaluated our assumptions and believe that it is probable that we may be assessed for damages incurred. Company management has estimated total costs to rehabilitate the cars at July 31, 2020 and October 31, 2019 to be approximately $585,000 and $551,000, respectively. During the three and nine months ended July 31, 2020, the Company has recorded an expense in cost of goods of approximately $16,000 and $70,000, respectively.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three and nine months ended July 31, 2020 and 2019. This discussion should be read in conjunction with the condensed consolidated unaudited financial statements and related notes in Item 1 of this report and the information contained in the Company’s annual report on Form 10-K for the fiscal year ended October 31, 2019.

Disclosure Regarding Forward-Looking Statements

The Securities and Exchange Commission (“SEC”) encourages companies to disclose forward-looking information so investors can better understand future prospects and make informed investment decisions. As such, we have historical information, as well as forward-looking statements regarding our business, financial condition, results of operations, performance and prospects in this report.  All statements that are not historical or current facts are forward-

looking statements. In some cases,  you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” and similar expressions.

Forward-looking statements are subject to a number of known and unknown risks, uncertainties and other factors, many of which may be beyond our control, and may cause actual results, performance or achievements to differ materially from those projected in, expressed or implied by forward-looking statements. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us are described more particularly in the “Risk Factors” section of our annual report on Form 10-K for the year ended October 31, 2019. These risks and uncertainties include, but are not limited to, the following:

●	Fluctuations in the price of ethanol as a result of a number of factors, including: the price and availability of competing fuels; the overall supply and demand for ethanol and corn; the price of gasoline, crude oil and corn; and government policies;
●	Fluctuations in the price of crude oil and gasoline and the impact of lower oil and gasoline prices on ethanol prices and demand;
●	Fluctuations in the availability and price of corn, resulting from factors such as domestic stocks, demand from corn-consuming industries, such as the ethanol industry, prices for alternative crops, increasing input costs, changes in government policies, shifts in global markets or damaging growing conditions, such as plant disease or adverse weather, including drought;
●	Fluctuations in the availability and price of natural gas, which may be affected by factors such as weather, drilling economics, overall economic conditions, and government regulations;
●	Negative operating margins which may result from lower ethanol and/or high corn prices;
●	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;
●	Overcapacity and oversupply in the ethanol industry;
●	Ethanol trading at a premium to gasoline at times, which may act as a disincentive for discretionary blending of ethanol beyond RFS requirements and consequently negatively impacting ethanol prices and demand;
●	Changes in federal and/or state laws and environmental regulations including elimination, waiver or reduction of corn-based ethanol volume obligations under the RFS and legislative acts taken by state governments such as California related to low-carbon fuels, may have an adverse effect on our business;
●	Any impairment of the transportation, storage and blending infrastructure that prevents ethanol from reaching markets;
●	Any effect on prices and demand for our products resulting from actions in international markets, particularly imposition of tariffs;
●	Changes in our business strategy, capital improvements or development plans;
●	Effect of our risk mitigation strategies and hedging activities on our financial performance and cash flows;
●	Competition from alternative fuels and alternative fuel additives;
●	Changes or advances in plant production capacity or technical difficulties in operating the plant;
●	Our reliance on key management personnel; and
●	A slowdown in global and regional economic activity, demand for our products and the potential for labor shortages and shipping disruptions resulting from COVID-19.

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

In July 2020, HLBE experienced major issues with its boiler, which negatively impacted production. HLBE ordered a temporary boiler, which allowed operations to continue in August 2020 until repair or replacement of the boiler could be completed. HLBE determined that the purchase and installation of a new boiler would be more economical and efficient than attempted repairs to the failing boiler. The new boiler is expected to be installed in October 2020. On September 2, 2020, HLBE received notice of approval of the new boiler from the Minnesota Pollution Control Agency. As a result, HLBE abandoned the failing boiler, is currently operating with the temporary boiler, and plans to operate with the new boiler upon its completed installation. HLBE will record the cost for the abandonment during the fourth fiscal quarter once it has determined the asset value, and what, if any, of the existing equipment can be salvaged. HLBE anticipates a loss of approximately $1.8 million in the fourth fiscal quarter of 2020 due to the abandonment of the failing boiler. The estimated cost of the new boiler is approximately $5.2 million.

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

Plan of Operations for the Next Twelve Months

The Company, and the ethanol industry as a whole, experienced significant adverse conditions throughout most of 2019 and so far in 2020 as a result of industry-wide record low ethanol prices due to reduced demand and high industry inventory levels, exacerbated in 2020 by the COVID-19 pandemic. These factors resulted and continue to result in prolonged negative operating margins, lower cash flow from operations and substantial net losses. We expect to have sufficient cash generated by continuing operations, availability on our credit facility, and additional debt with the

Company’s current lenders to fund our operations.  However, should unfavorable operating conditions continue or worsen in the ethanol industry that prevent us from profitably operating our plant, we may need to seek additional funding or further idle ethanol production altogether.

Over the next twelve months, we will continue our focus on operational improvements at our plants. These operational improvements include replacing the boiler at HLBE, exploring methods to improve ethanol yield per bushel and increasing production output at our plants to take full advantage of our permitted production capacities, reducing our operating costs, and optimizing our margin opportunities through prudent risk-management policies. Additionally, we expect to continue to conduct routine maintenance and repair activities at our ethanol plants to maintain current plant infrastructure, as well as small capital projects to improve operating efficiency. We anticipate using cash from our revolving term loans to finance these plant upgrade projects.

Trends and Uncertainties Impacting Our Operations

The principal factors affecting our results of operations and financial conditions are the market prices for corn, ethanol, distillers’ grains and natural gas, as well as governmental programs designed to create incentives for the use of corn-based ethanol.  Other factors that may affect our future results of operation include those risks discussed below and in “PART II - Item 1A. Risk Factors” of this report, “PART II - Item 1A. Risk Factors” of our quarterly report on Form 10-Q for the three months ended January 31, 2020 and the three months ended April 30, 2020, and “PART I - Item 1A. Risk Factors” of our annual report on Form 10-K for the fiscal year ended October 31, 2019.

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

Management currently believes that our margins will remain negative or low during the remainder of the fiscal year 2020. The negative market effects of the COVID-19 pandemic will likely continue to negatively impact our profitability. Due to the market risks and uncertainties related to the pandemic and its ramifications, HLBE idled its ethanol production from on or about March 30, 2020 through approximately May 31, 2020 and GFE temporarily idled its operations from on or about April 3, 2020 through approximately May 18, 2020. June and July also saw lower than normal ethanol production levels at HLBE, due primarily to issues with HLBE’s boilers. Additionally, continued large corn supplies and ethanol production capacity increases could have a negative impact on the market price of ethanol which could adversely impact our profitability. This negative impact could worsen if domestic ethanol inventories remain high or grow, or if U.S. exports of ethanol decline. Recent US Energy Information Administration (“EIA”) reports indicate that ethanol stocks remain high since the conclusion of fiscal year 2019. Further, while ethanol production briefly significantly declined during the second fiscal quarter of 2020, ethanol production has mostly rebounded during the third fiscal quarter of 2020. In addition, management believes that increased waivers of small refiner renewable volume obligations (“RVOs”) by the U.S. Environmental Protection Agency (“EPA”), as well as uncertainty regarding the Renewable Fuels Standard (“RFS”) reset, will contribute to the projected negative or low margins.

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

Changes in the price for crude oil and unleaded gasoline could have a negative impact on the demand for gasoline and impact the market price of ethanol, which could adversely impact our profitability. According to the EIA August 2020 Short Term Energy Outlook, EIA estimates that U.S. gasoline consumption in the second quarter of 2020 averaged approximately 7.2 million barrels per day, compared to approximately 9.5 million barrels per day in the second quarter of 2019. Additionally, EIA estimates that U.S. gasoline consumption in the third quarter of 2020 will average approximately 8.8 million barrels per day, compared to approximately 9.5 million barrels per day in the third quarter of 2019. For all of 2020, EIA forecasts that U.S. gasoline consumption will average approximately 8.4 million barrels per day, a decrease of approximately 10% compared with 2019. U.S. gasoline prices averaged $2.18 per gallon in July 2020, an increase of 10 cents per gallon from June 2020, but 56 cents per gallon lower than June 2019. The EIA forecasts regular gasoline prices to average $1.99 per gallon in the fourth quarter of 2020, largely due to decreases in travel due to COVID-19 and reflective of a drop in crude oil prices. The EIA projects that U.S. gasoline prices will average $2.23 per gallon in 2021, compared with an average of $2.12 per gallon in 2020.

In addition, crude oil prices fell sharply in March and April 2020, remaining low in June and July 2020 but rebounding slightly, as a result of market reaction to the COVID-19 pandemic, which caused global demand to decline, and international price wars. Such marked decreases in crude oil prices have had a negative impact on the demand for ethanol, which are likely to be exacerbated by overall lessened global energy demand as a result of the COVID-19 pandemic.

Continued ethanol production capacity increases could also have a negative impact on the market price of ethanol, which could be further exacerbated if domestic ethanol inventories remain high or grow, or if U.S. exports of ethanol decline. Throughout 2019 and 2020, some U.S. ethanol plants temporarily suspended production due to negative margins, largely resulting from the COVID-19 pandemic, and stagnant export projections caused by trade barriers and decreased global demand in connection with the COVID-19 pandemic.

During our third fiscal quarter of 2020, distillers’ grains prices fell, due to a combination of decreased seasonal demand as well as an increase in supply, as many ethanol plants resumed production after the shutdowns caused by the COVID-19 pandemic. In addition to being an animal feed substitute for corn, distillers’ grains are increasingly considered a protein feed substitute for soybean meal. Management currently believes that the impact of the current Chinese imposition of antidumping and countervailing duties on distillers’ grains produced in the U.S. has been absorbed into the market. However, recent trade disputes with China, Mexico and Canada could result in the imposition of additional tariffs on distillers’ grains produced in the United States, which could lead to an oversupply of distillers’ grains domestically and negatively impact distillers’ grains prices. Additionally, domestic feeding margins in cattle and hogs in particular could have a negative impact on total domestic distillers’ grains demand.

Corn oil prices have been slightly negatively impacted during the three months ended July 31, 2020, which aligns with the recent historic perspective, which has seen corn oil prices over the past few years be impacted by oversupply of soybeans and the resulting lower price of soybean oil which competes with corn oil for biodiesel production, in addition to increased corn oil production. The impact of lower soybean oil prices and the market’s increase in corn oil production during the last few years will likely continue to impact corn oil prices.

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

Impact of COVID-19 on the Company

Operations

The Company, and the ethanol industry as a whole, experienced significant adverse conditions throughout most of 2019 and so far in 2020 as a result of industry-wide record low ethanol prices due to reduced demand and high industry inventory levels. These factors, which have been compounded by the impact of COVID-19 in 2020, resulted and continue to result in negative operating margins, significantly lower cash flow from operations and substantial net losses. In response to these adverse market conditions, HLBE idled its ethanol production from on or about March 30, 2020 through approximately May 31, 2020 and GFE temporarily idled its operations from on or about April 3, 2020 through approximately May 18, 2020. This strategy during our third quarter reduced ethanol production levels by approximately 13.9% as compared to the first half of 2020 production levels. Management believes that this reduction is warranted due to current negative margins in the ethanol industry resulting in part from a slowdown in global and regional economic activity and decreased ethanol demand due to the COVID-19 pandemic. Limiting ethanol production also results in a corresponding decrease in distillers’ grains and corn oil production. The Company continues to monitor COVID-19 developments in order to determine whether further adjustments to production are warranted.

Employees

The Company has enacted appropriate safety measures to protect the health and safety of our employees, customers, partners and suppliers, and we may take further actions as government authorities require or recommend or as we determine to be in the best interests of our employees, customers, partners and suppliers.

Supply and Demand

Although we continue to regularly monitor the financial health of companies in our supply chain, financial hardship on our suppliers caused by the COVID-19 pandemic could cause a disruption in our ability to obtain raw materials or components required to produce our products, adversely affecting our operations, even when operating at reduced production levels. Additionally, restrictions or disruptions of transportation, such as reduced availability of truck, rail or air transport, port closures and increased border controls or closures, may result in higher costs and delays, both with respect to obtaining raw materials and shipping finished products to customers, which could harm our profitability, make our products less competitive, or cause our customers to seek alternative suppliers. Additionally, the COVID-19 pandemic has significantly increased economic and demand uncertainty. The pandemic has caused a global economic slowdown, and it is possible that it could cause a global recession. In the event of a recession, demand for our products would decline further and our business would be further adversely effected.

PPP Loans

On April 17, 2020, GFE received a loan in the amount of $703,900 through the Paycheck Protection Program. Additionally, on April 18, 2020 HLBE received a loan in the amount of $595,693 through the Paycheck Protection Program. Management expects that the entirety of both loans will be used for payroll, utilities and interest; therefore, management anticipates that both loans will be substantially forgiven. To the extent GFE’s loan is not forgiven, the Company would be required to repay that portion at an interest rate of 1% over a period of two years, beginning November 2020 with a final installment in April 2022. To the extent HLBE’s loan is not forgiven, the Company would be required to repay that portion at an interest rate of 1% over a period of two years, beginning May 2021 with a final installment in May 2022.

Outlook

Although there is uncertainty related to the anticipated impact of the COVID-19 pandemic on our future results, we believe our current cash reserves, cash generated from our operations, our Paycheck Protection Program loans and the available cash under our revolving loans leave us well-positioned to manage our business through this crisis as it continues to unfold. However, the impacts of the COVID-19 pandemic are broad-reaching, and the financial impacts associated with the COVID-19 pandemic include, but are not limited to, reduced production levels, lower net sales and potential incremental costs associated with mitigating the effects of the pandemic, including storage and logistics costs and other expenses. As a result, although we were in compliance with our financial covenants set forth in GFE’s Seasonal Revolving Loan and HLBE’s 2020 Credit Facility as of July 31, 2020, the impact the COVID-19 pandemic could have an adverse impact on our operating results which could result in our inability to comply with certain of these financial covenants and require our lenders to waive compliance with, or agree to amend, any such covenant to avoid a default.

The COVID-19 pandemic is ongoing, and its dynamic nature, including uncertainties relating to the ultimate geographic spread of the virus, the severity of the disease, the duration of the pandemic, and actions that would be taken by governmental authorities to contain the pandemic or to treat its impact, makes it difficult to forecast any effects on our 2020 fiscal year results. However, the challenges posed by the COVID-19 pandemic on the global economy increased significantly as the third fiscal quarter of 2020 progressed, and as of the date of this filing, management does not anticipate material improvement in the macroeconomic environment, and, as a result, our results for the 2020 fiscal year may be significantly affected.

Despite the economic uncertainty resulting from the COVID-19 pandemic, we intend to continue to focus on strategic initiatives designed to improve on our operational efficiencies, which is critical in order to drive positive results in a low-margin environment.

We continue to monitor the rapidly evolving situation and guidance from international and domestic authorities, including federal, state and local public health authorities and may take additional actions based on their recommendations. In these circumstances, there may be developments outside our control requiring us to adjust our operating plan. As such, given the dynamic nature of this situation, we cannot reasonably estimate the impacts of the COVID-19 pandemic on our financial condition, results of operations or cash flows in the future.

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

U.S. ethanol production capacity exceeded the EPA’s 2018 and 2019 RVOs that can be satisfied by corn-based ethanol. Under the RFS, if mandatory renewable fuel volumes are reduced by at least 20% for two consecutive years, the EPA is required to modify, or reset, statutory volumes through 2022. In October 2018, the Office of Management and Budget announced that the 20% thresholds “have been met or are expected to be met in the near future.” In May 2019, the EPA delivered the proposed RFS “reset” rule to the White House Office of Management and Budget for its review. The EPA is expected to propose rules modifying the applicable statutory volume targets for cellulosic biofuel, advanced biofuel, and total renewable fuel for the years 2020-2022. The proposed rules are also expected to include proposed diesel renewable volume obligations for 2021 and 2022. If the statutory RVOs are reduced as a result of reset, it could have an adverse effect on the market price and demand for ethanol which would negatively impact our financial performance.

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

The EPA assigns individual refiners, blenders, and importers the RVOs they are obligated to use based on their percentage of total fuel sales.  Obligated parties use RINs to show compliance with RVOs.  RINs are attached to renewable fuels by producers and detached when the renewable fuel is blended with transportation fuel or traded in the open market.  The market price of detached RINs affects the price of ethanol in certain markets and influences the purchasing decisions by obligated parties. On April 15, 2020, governors of five states asked the EPA for a refiner waiver from the RFS, contending that refiners in their respective states face financial burdens due to the COVID-19 economic downturn. In June 2020, attorneys general of seven states joined in such request. The EPA has stated that it is “watching the situation closely, and reviewing the” request.

Under the RFS, small refineries may petition for and be granted temporary exemptions from the RVOs if they can demonstrate that compliance with the RVOs would cause disproportionate economic hardship. The EPA has recently granted a number of these exemptions, whereby such refiners were alleviated of their responsibility to supply RINS for their obligated volumes based upon the grounds of economic hardship.  On August 20, 2020, the EPA released data on the number of waivers filed, which indicated that 28 petitions for waivers for the 2019 compliance year have been received, in addition to three petitions for a waiver for the 2020 compliance year. For the 2018 compliance year, 44 petitions have been received. To date, with respect to the 2018 compliance year, the EPA has approved 31 petitions and denied 6 petitions, 5 petitions have been declared ineligible or withdrawn, and 2 petitions are pending. The 31 approved petitions have exempted approximately 1.43 billion RINs, which is approximately 13.42 billion gallons of gasoline and diesel, from meeting the RFS blending targets. The 37 approved petitions for compliance year 2017 exempted approximately 1.82 billion RINs, which is approximately 17.05 billion gallons of gasoline and diesel, from meeting the RFS blending targets. It is expected that additional petitions for waivers for the 2019 and 2020 compliance years will be received by the EPA. It is also expected that the EPA will approve a significant number of these waiver petitions, thereby exempting a substantial number of gallons of gasoline and diesel from meeting the RFS blending targets. These exemptions decrease demand for our products, which negatively impacts ethanol prices and our profitability.

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

Related to the recent lawsuits, the Renewable Fuels Association, American Coalition for Ethanol, Growth Energy, National Biodiesel Board, National Corn Growers Association, Biotechnology Industry Organization, and National Farmers Union petitioned the EPA on June 4, 2018 to change its regulations to account for lost volumes of renewable fuel resulting from the retroactive small refinery exemptions. This petition to EPA seeks a broader, forward-looking remedy to account for the collective lost volumes caused by the recent increase in retroactive small refinery RVO exemptions. In June 2018, the court issued a stay pending further administrative proceedings. On July 30, 2019, the groups petitioned the court to lift such stay. It is unclear what regulatory changes, if any, will emerge from the petition to the EPA. The EPA has not reallocated volume exemptions in prior years, and continued to approve 31 new requests in 2019. On October 29, 2019, the U.S. House of Representatives Committee on Energy and Commerce met to examine the effects of the small refinery exemptions on biofuels and agriculture since 2016. Companies were seeking the EPA to make available more information on refinery exemptions.

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

Also, on August 30, 2018, the RFA and Growth Energy filed a lawsuit in federal district court, alleging that the EPA and U.S. Department of Energy have improperly denied agency records requested by RFA, Growth Energy, and others under the Freedom of Information Act. The requested documents relate to exemptions from Renewable Fuel Standard compliance obligations granted by EPA. Additionally, on February 4, 2019, Growth Energy filed a lawsuit in the U.S. Court of Appeals for the D.C. Circuit against the EPA, challenging the EPA’s “failure” to address small refinery exemptions in its 2019 RVO rulemaking. An administrative stay has been granted to research the contents of the lawsuit.

Biofuels groups have filed a lawsuit in the U.S. Federal District Court for the D.C. Circuit, challenging the Final 2019 Rule over the EPA’s failure to address small refinery exemptions in the rulemaking. This is the first RFS rulemaking since the expanded use of the exemptions came to light, however the EPA has refused to cap the number of waivers it grants or how it accounts for the retroactive waivers in its percentage standard calculations. The EPA has a statutory mandate to ensure the volume requirements are met, which are achieved by setting the percentage standards for obligated parties. The EPA’s current approach runs counter to this statutory mandate and undermines Congressional intent. Biofuels groups argue the EPA must therefore adjust its percentage standard calculations to make up for past retroactive waivers and adjust the standards to account for any waivers it reasonably expects to grant in the future.

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

COVID-19 Legislation

In response to the COVID-19 pandemic, Congress passed the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) in March 2020 in an attempt to offset some of the economic damage arising from the COVID-19 pandemic. The CARES Act created and funded multiple programs that have impacted or could impact our industry. The USDA was given additional resources for the Commodity Credit Corporation (CCC), which it is using to provide direct payments to farmers, including corn farmers from whom we purchase most of our feedstock for ethanol production. Similar to the trade aid payments made by the USDA over the past two years, this cash injection for farmers could cause them to delay marketing decisions and increase the price we have to pay to purchase the corn. The USDA did not include any CCC funds for ethanol plants as of this filing.

The CARES Act also provided for the Small Business Administration to assist companies that constitute small business and keep them from laying off workers. The Paycheck Protection Program (the “PPP”) was created and quickly paid out all of the funds appropriated, including some to farmers and to ethanol plants. Although we received our PPP Loan under the CARES Act, as discussed above, the receipt of PPP funds by farmers could, like the CCC funds, incentivize them to delay marketing corn which could increase the price of corn.

Results of Operations for the Three Months Ended July 31, 2020 and 2019

The following table shows summary information from the results of our operations and the approximate percentage of revenues, costs of goods sold, operating expenses and other items to total revenues in our unaudited condensed consolidated statements of operations for the three months ended July 31, 2020 and 2019 (amounts in thousands).

	Three Months Ended July 31,
	2020		2019
	(unaudited)		(unaudited)
Statement of Operations Data	Amount	%	Amount	%
Revenues	$34,132	100.0%	$56,402	100.0%
Cost of Goods Sold	34,427	100.9%	52,657	93.4%
Gross Profit (Loss)	(295)	(0.9)%	3,745	6.6%
Operating Expenses	1,484	4.3%	1,589	2.8%
Operating Income (Loss)	(1,779)	(5.2)%	2,156	3.8%
Other Income (Expense), net	469	1.4%	(129)	(0.2)%
Net Income (Loss)	(1,310)	(3.8)%	2,027	3.6%
Less: Net (Income) Loss Attributable to Non-controlling Interest	2,028	5.9% %	(139)	(0.2)%
Net Income Attributable to Granite Falls Energy, LLC	$718	2.1%	$1,888	3.4%

Revenues

Our consolidated revenue is derived principally from sales of our three primary products: ethanol, distillers’ grains and corn oil. Revenues from these products represented approximately 99.4% and 99.3% of our total revenues for the three months ended July 31, 2020 and 2019, respectively. The remaining approximately 0.6% and 0.7% is attributable to miscellaneous other revenue for the three months ended July 31, 2020 and 2019, respectively, and is made up of incidental sales of corn syrup at HLBE’s plant and revenues from natural gas pipeline operations at Agrinatural, net of intercompany eliminations for distribution fees paid by HLBE to Agrinatural for natural gas transportation services.

The following table shows the sources of our consolidated revenue and the approximate percentage of revenues from those sources to total revenues in our condensed consolidated unaudited statements of operations for the three months ended July 31, 2020:

	Three Months Ended July 31, 2020
	Sales Revenue	% of Total Revenues
Revenue Sources	(in thousands)
Ethanol sales	$27,592	80.8%
Distillers' grains sales	5,021	14.7%
Corn oil sales	1,322	3.9%
Miscellaneous other	197	0.6%
Total Revenues	$34,132	100.0%

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

Our total consolidated revenues decreased by approximately 39.5% for the three months ended July 31, 2020, as compared to the three months ended July 31, 2019.  This decrease was due to decreases in the average price received for our ethanol, distillers’ grains, and corn oil, coupled with decreases in volumes sold of our ethanol, distillers’ grains, and corn oil. The following table reflects quantities of our three primary products sold and the average net prices received for the three months ended July 31, 2020 and 2019:

	Three Months Ended July 31, 2020		Three Months Ended July 31, 2019
	Quantity Sold	Avg. Net Price	Quantity Sold	Avg. Net Price
Product	(in thousands)		(in thousands)
Ethanol (gallons)	23,315	$1.18	32,227	$1.39
Distillers' grains (tons)	44	$114.82	75	$120.41
Corn oil (pounds)	5,403	$0.24	8,337	$0.25

Ethanol

Total revenues from sales of ethanol decreased by approximately 38.5% for the three months ended July 31, 2020 compared to the same period of 2019 due to a decrease of approximately 15.0% in the average price per gallon we received for our ethanol, coupled with an approximately 27.7% decrease in aggregate volume sold. The aggregate decrease in the number of gallons sold is due to an approximately 33.1% decrease in the number of gallons sold at the HLBE plan resulting from decreased ethanol production during the three months ended July 31, 2020, coupled with an approximately 22.5% decrease in the volume of ethanol sold at the GFE plant during the same three month period as production was idled at both plants during May 2020 and for a portion of July 2020 at HLBE. The decrease in ethanol prices was primarily due to lower demand for ethanol and liquid fuels generally and significantly lower gasoline prices.

From time to time, we engage in hedging activities with respect to our ethanol sales. At July 31, 2020, GFE had fixed and basis contracts for forward ethanol sales for various delivery periods through September 2020 valued at approximately $10.8 million. At July 31, 2020, HLBE had forward ethanol sales contracts valued at approximately $6.1 million for various periods through September 2020. Separately, ethanol derivative instruments resulted in a loss of approximately $73,000 for the three months ended July 31, 2020; in comparison, they resulted in a gain of approximately $293,000 for the three months ended July 31, 2019.

Distillers' Grains

Total revenues from sales of distillers’ grains decreased by approximately 44.3% for the three months ended July 31, 2020 compared to the same period of 2019.  This decrease was due to an approximately 41.6% decrease in the volumes sold from period to period, coupled with an approximately 4.6% decrease in the average price per ton we received for our distillers’ grains. We sold fewer tons of distillers’ grains in the three months ended July 31, 2020 as compared to the same period in 2019 due to less production as both plants were idled during May 2020 and HLBE was idled for a portion of July 2020. The decrease in the market price of distillers’ grains is due to a combination of decreased seasonal demand as well as an increase in supply as many ethanol resumed production after the shutdowns caused by the COVID-19 pandemic.

At July 31, 2020, GFE had forward distillers’ grains sales contracts valued at approximately $1.6 million for delivery through September 2020, and HLBE had forward distillers’ grains sales contracts valued at approximately $325,000 for delivery through December 2020.

Corn Oil

Total revenues from sales of corn oil decreased by approximately 36.5% for the three months ended July 31, 2020 compared to the same period of 2019 due to an approximately 35.2% decrease in pounds sold from period to period, coupled with an approximately 4.0% decrease in the average price per pound we received for our corn oil from period to period. We sold fewer pounds of corn oil during the three months ended July 31, 2020 as compared to the same period in 2019 due to less production as both plants were idled during May 2020 and HLBE was idled for a portion of July 2020.

Management expects corn oil prices will remain relatively steady in the near term. However, we may experience lower demand for corn oil from the biodiesel industry as the 2020 RVOs for biodiesel were only up slightly from the 2019 levels, which may result in lower biodiesel production. Additionally, lower soybean oil prices could negatively impact corn oil prices.

At July 31, 2020, GFE had forward corn oil sales contracts valued at approximately $504,000 for delivery through September 2020. At July 31, 2020, HLBE had forward corn oil sales contracts valued at approximately $701,000 for delivery through September 2020.

Cost of Goods Sold

Our cost of goods sold decreased by approximately 34.6% for the three months ended July 31, 2020, as compared to the three months ended July 31, 2019. However, as a percentage of revenues, our cost of goods sold increased to approximately 100.9% for the three months ended July 31, 2020, as compared to approximately 93.4% for the same period in 2019. Approximately 90% of our total costs of goods sold is attributable to our ethanol production. The cost of goods sold per gallon of ethanol sold for the three months ended July 31, 2020 and 2019 was approximately $1.33 and $1.47 per gallon, respectively.

The following table shows the costs of corn and natural gas (our two largest single components of costs of goods sold), as well as all other components of cost of goods sold, which includes processing ingredients, electricity, and wages, salaries and benefits of production personnel, and the approximate percentage of costs of those components to total costs of goods sold in our unaudited condensed consolidated statements of operations for the three months ended July 31, 2020:

Three Months Ended July 31, 2020
Cost	% of Cost of Goods Sold

	(in thousands)
Corn costs	$21,282	61.8%
Natural gas costs	1,450	4.2%
All other components of costs of goods sold	11,695	34.0%
Total Cost of Goods Sold	$34,427	100.0%

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

Corn

Our aggregate cost of corn was approximately 49.7% less for the three months ended July 31, 2020 compared to the same period of 2019, due to an approximately 39.5% decrease in the number of bushels of corn processed from period to period due to plant idles in May 2020 and a period of July 2020 at HLBE, coupled with an approximately 16.9% decrease in the average price per bushel paid for corn. The corn-ethanol price spread (the difference between the price per gallon of ethanol and the price per bushel of grain divided by 2.8) for the three months ended July 31, 2020 was approximately $0.02 higher than the corn-ethanol price spread we experienced for same period of 2019. Management attributes the decrease in corn prices primarily to decreased demand.

From time to time we enter into forward purchase contracts for our commodity purchases and sales. At July 31, 2020, GFE had approximately 3.1 million bushels of cash and basis contracts for forward corn purchase commitments for various delivery periods through December 2022. At July 31, 2020, HLBE had approximately 4.6 million bushels of cash and basis contracts for forward corn purchase commitments for various delivery periods through March 2021.

Our corn derivative positions resulted in a loss of approximately $297,000 for the three months ended July 31, 2020 and a gain of approximately $1.0 million for the three months ended July 31, 2019.  We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn in cost of goods sold as the changes occur. As corn prices fluctuate, the value of our derivative instruments is impacted, which affects our financial performance. We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.

Natural Gas

Our cost of goods sold related to natural gas costs decreased approximately 39.5% for the three months ended July 31, 2020, as compared to the three months ended July 31, 2019.  Management attributes this decrease in cost of natural gas from period to period to less ethanol production and higher natural gas inventories.

Other Components of Costs of Goods Sold

Our costs of goods sold related to all other components increased approximately 47.1% for the three months ended July 31, 2020 compared to the same period of 2019. Management attributes this increase in costs from period to period to changes in inventory values in the 2020 period.

Operating Expenses

Operating expenses include wages, salaries and benefits of administrative employees at the plant, insurance, professional fees, property taxes, and similar costs. Our operating expenses decreased by approximately 6.6% for the three months ended July 31, 2020 compared to the same period ended 2019 due primarily to timing of payments related to administrative expenses, including professional fees, trade association dues, and consulting fees.

Operating Income (Loss)

Our operating loss for the three months ended July 31, 2020 increased by approximately $3.9 million compared to the same period of 2019.  This increase resulted largely from lower revenues in the 2020 period compared to the 2019 period.

Other Income (Expense), Net

We had net other income of approximately $469,000 and net other expense of approximately $129,000 for the three months ended July 31, 2020 and 2019, respectively. This increase in net other income resulted primarily from higher investment income in the three-month 2020 period.

Results of Operations for the Nine Months Ended July 31, 2020 and 2019

The following table shows summary information from the results of our operations and the approximate percentage of revenues, costs of goods sold, operating expenses and other items to total revenues in our unaudited condensed consolidated statements of operations for the nine months ended July 31, 2020 and 2019 (amounts in thousands).

	Nine Months Ended July 31,
	2020		2019
	(unaudited)		(unaudited)
Statement of Operations Data	Amount	%	Amount	%
Revenue	$120,595	100.0%	$155,201	100.0%
Cost of Goods Sold	134,379	111.4%	155,186	100.0%
Gross Profit (Loss)	(13,784)	(11.4)%	15	0.0%
Operating Expenses	5,167	4.3%	4,985	3.2%
Operating Loss	(18,951)	(15.7)%	(4,970)	(3.2)%
Other Income (Expense), net	(88)	(0.1)%	21	0%
Net Loss	(19,039)	(15.8)%	(4,949)	(3.2)%
Less: Net Loss Attributable to Non-controlling Interest	6,373	5.3%	1,357	0.9%
Net Loss Attributable to Granite Falls Energy, LLC	$(12,666)	(10.5)%	$(3,592)	(2.3)%

Revenues

Revenues from our three primary products: ethanol, distillers’ grains and corn oil, represented approximately 98.7% and 98.8% of our total consolidated revenues for the nine months ended July 31, 2020 and 2019, respectively.  Miscellaneous other revenues attributable to incidental sales of corn syrup and Agrinatural revenues (net of eliminations) represented 1.3% and 1.2% of our consolidated revenues for the nine months ended July 31, 2020 and 2019, respectively.

The following table shows the sources of our consolidated revenue and the approximate percentage of revenues from those sources to total revenues in our unaudited condensed consolidated statements of operations for the nine months ended July 31, 2020:

	Nine Months Ended July 31, 2020
Revenue Sources	Sales Revenue	% of Total Revenues
Ethanol sales	$92,197	76.5%
Distillers' grains sales	22,042	18.3%
Corn oil sales	4,745	3.9%
Miscellaneous other	1,611	1.3%
Total Revenues	$120,595	100.0%

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

Our total consolidated revenues decreased by approximately 22.3% for the nine months ended July 31, 2020, as compared to same period of 2019, due to decreases in the average price received for our ethanol and corn oil, as well as decreased production and sales of ethanol, distillers’ grains, and corn oil, which was partially offset by an increase in the average price received for our distillers’ grains. The following table reflects quantities of our three primary products sold and the average net prices received for the nine months ended July 31, 2020 and 2019:

	Nine Months Ended July 31, 2020		Nine Months Ended July 31, 2019
Product	Quantity Sold	Avg. Net Price	Quantity Sold	Avg. Net Price
Ethanol (gallons)	77,495	$1.19	96,299	$1.24
Distillers' grains (tons)	167	$132.33	215	$131.29
Corn oil (pounds)	19,741	$0.24	22,915	$0.25

Ethanol

Total revenues from sales of ethanol decreased by approximately 22.8% for the nine months ended July 31, 2020 compared to the same period of 2019 due to an approximately 4.0% decrease in the average price per gallon we received, coupled with an approximately 19.5% decrease in the volume of ethanol sold. The decrease in gallons of ethanol sold from period to period was primarily due to an approximately 25.7% decrease in the volume sold at the HLBE plant, coupled with an approximately 13.2% decrease in the volume of ethanol sold at the GFE plant, both attributable to lower production during the 2020 period. The decrease in ethanol prices resulted principally from a decrease in demand for ethanol and significantly lower gasoline prices. The decrease in volume sold was primarily due to idling of the plants through May 2020 and for a portion of July 2020 at HLBE.

Our ethanol derivative instruments resulted in a loss of approximately $489,000 during the nine months ended July 31, 2020.  Comparatively, our derivative positions resulted in a gain of approximately $256,000 during the nine months ended July 31, 2019. Based on the lower of cost or net realizable value analysis, as a component of cost of goods sold, we recorded a loss on ethanol inventories of approximately $648,000 for the nine months ended July 31, 2020 and a loss of approximately $581,000 for the nine months ended July 31, 2019.

Distillers' Grains

Total revenues from sales of distillers’ grains decreased by approximately 22.0% for the nine months ended July 31, 2020 compared to the same period of 2019.  This decrease is due to an approximately 22.6% decrease in aggregate tons sold from period to period, which was partially offset by an approximately 0.8% increase in the average price per ton we received. We sold fewer total tons of distillers grains during the nine months ended July 31, 2020 compared to the nine months ended July 31, 2019 due to decreased ethanol production in the 2020 period. The increase in the market price of distillers’ grains is due to strong demand and unexpected supply disruptions.

Corn Oil

Total revenues from sales of corn oil decreased by approximately 16.4% for the nine months ended July 31, 2020 compared to the nine months ended July 31, 2019 due to an approximately 13.8% decrease in pounds sold from period to period and an approximately 4.0% decrease in price per pound sold. The decrease in volume sold for the nine months ended July 31, 2020 compared to the same period of 2019 is attributable to decreased ethanol production during the nine months ended July 31, 2020.

Cost of Goods Sold

Our cost of goods sold decreased by approximately 13.4% for the nine months ended July 31, 2020, as compared to the nine months ended July 31, 2019.  However, as a percentage of revenues, our cost of goods sold increased to approximately 111.4% for the nine months ended July 31, 2020, as compared to approximately 100.0% for the same period in 2019 due to the negative margin between the price of ethanol and the price of corn from period to period.  The cost of goods sold per gallon of ethanol sold for the nine months ended July 31, 2020 and 2019 was approximately $1.56 and $1.45 per gallon, respectively.

The following table shows the costs of corn and natural gas (our two largest single components of costs of goods sold), as well as all other components of cost of goods sold, which includes processing ingredients, electricity, and wages, salaries and benefits of production personnel, and the approximate percentage of costs of those components to total costs of goods sold in our unaudited condensed consolidated statements of operations for the nine months ended July 31, 2020:

	Nine months ended July 31, 2020
	Cost	% of Cost of Goods Sold
	(in thousands)
Corn costs	$94,637	70.4%
Natural gas costs	7,427	5.5%
All other components of costs of goods sold	32,315	24.1%
Total Cost of Goods Sold	$134,379	100.0%

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

Corn

Our cost of goods sold related to corn was approximately 17.6% less for the nine months ended July 31, 2020 compared to the same period of 2019, due primarily to an approximately 20.9% decrease in the number of bushels of corn processed, which was partially offset by an approximately 4.5% increase in the average price per bushel paid for corn from period to period. For the nine months ended July 31, 2020 and 2019, we processed approximately 25.5 million and 32.2 million bushels of corn, respectively.  The corn-ethanol price spread (the difference between the price per gallon of ethanol and the price per bushel of grain divided by 2.8) for the nine months ended July 31, 2020, was approximately $0.11 lower than the corn-ethanol price spread we experienced for same period of 2019.

We had a loss related to corn derivative instruments of approximately $1.0 million for the nine months ended July 31, 2020, which increased our costs of goods sold. Comparatively, we had a gain related to corn derivative instruments of approximately $1.3 million for the nine months ended July 31, 2019, which decreased our cost of goods sold. Based on the lower of cost or net realizable value analysis, as a component of cost of goods sold, the Company recorded a loss on corn inventories of approximately $184,000 and $21,000 for the nine months ended July 31, 2020 and 2019, respectively. Management has evaluated the outstanding corn forward purchase contracts and its inventories using the lower of cost or net realizable value evaluation, similar to the method used on its inventory, and has determined that GFE had an impairment loss of approximately $207,000 at July 31, 2020 and HLBE had an impairment loss of approximately $824,000 at July 31, 2020. The impairment expense is recorded as a component of cost of goods sold.

Natural Gas

Natural gas costs decreased approximately 21.3% for the nine months ended July 31, 2020 as compared to the nine months ended July 31, 2019. The decrease in natural gas costs was primarily due to decreased production levels during the 2020 period.

Operating Expenses

Operating expenses for the nine months ended July 31, 2020 increased approximately 3.7% compared to the nine months ended July 31, 2019 due primarily to increases in property taxes, insurance, and professional fees.  As a percentage of total revenues, operating expenses slightly increased to approximately 4.3% for the nine months ended July 31, 2020, as compared to 3.2% for the nine months ended July 31, 2019.

Operating Loss

Our operating loss for the nine months ended July 31, 2020 was approximately $14.0 million more compared to the same period of 2019.  This increase resulted largely from increased prices for corn relative to the price of ethanol and negative operating margin.

Other Income (Expense), Net

We had net other expense of approximately $88,000 and net other income of approximately $21,000 during the nine months ended July 31and 2019, respectively. We had less other income primarily due to less interest income and investment loss in the 2020 period as compared to the 2019 period.

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

Changes in Financial Condition at July 31, 2020 and October 31, 2019

The following table highlights our financial condition at July 31, 2020 and October 31, 2019 (amounts in thousands):

	July 31, 2020	October 31, 2019
	(unaudited)
Current Assets	$20,880	$36,163
Total Assets	$105,887	$106,055
Current Liabilities	$13,453	$13,355
Long-Term Debt, less current portion	$10,942	$6,639
Operating lease, long-term liabilities	$16,662	$—
Other Long-Term Liabilities	$1,410	$1,376
Members' Equity attributable to Granite Falls Energy, LLC	$52,724	$65,469
Non-controlling Interest	$10,696	$19,216

The decrease in current assets is attributable to a decrease in cash on hand of approximately $6.5 million at July 31, 2020 compared to October 31, 2019.  The decrease in cash was due primarily to increased net loss in the 2020 period. Additionally, we had decreases in accounts receivable of approximately $6.0 million. Offsetting these decreases were increases in restricted cash of approximately $221,000 and in prepaid expenses of approximately $307,000 at July 31, 2020 compared to October 31, 2019.

Our current liabilities increased approximately $98,000 at July 31, 2020 compared to October 31, 2019, due primarily to increases in checks drawn in excess of bank balances of approximately $686,000, current maturities of long-term debt of approximately $1.3 million, accrued expenses of approximately $1.1 million, and current liabilities related to our operating lease of approximately $3.6 million, partially offset by decreases in accounts payable of approximately $6.7 million due to the timing of payments to vendors.

Our long-term debt increased approximately $4.3 million at July 31, 2020 compared to October 31, 2019, due primarily to HLBE’s borrowing under its 2020 Credit Facility with Compeer.

Members’ equity attributable to Granite Falls Energy, LLC at July 31, 2020 compared to October 31, 2019 decreased by approximately $12.7 million. The decrease was related primarily to our approximately $19.0 million net loss attributable to GFE during the nine months ended July 31, 2020.

Non-controlling interest totaled approximately $10.7 million and $19.2 million at July 31, 2020 and October 31, 2019, respectively.  This decrease is a result of the acquisition of Agrinatural’s non-controlling interest in December 2019 and increased net loss attributable to non-controlling interest in the 2020 period.

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

Cash Flows

The following table shows our cash flows for the nine months ended July 31, 2020 and 2019 (amounts in thousands):

	2020	2019
	(unaudited)	(unaudited)
Net cash used in operating activities	$(8,520)	$(550)
Net cash used in investing activities	$(2,252)	$(953)
Net cash provided by (used in) financing activities	$4,285	$(1,393)
Net decrease in cash and restricted cash	$(6,487)	$(2,896)

Operating Cash Flows

During the nine months ended July 31, 2020, we used more cash in operating activities compared to the same period of 2019 primarily due to more net loss in the 2020 period. Additionally, changes in various working capital components, including the value of commodity derivative instruments and accounts payable, contributed to the higher cash used during the 2020 period.

Investing Cash Flows

Cash used in investing activities was approximately $1.3 million more for the nine months ended July 31, 2020, compared to the same period of 2019, due to an increase in capital expenditures for general plant improvements and for construction of a grain bin at HLBE.

Financing Cash Flows

During the nine months ended July 31, 2020, we borrowed approximately $4.3 million from long-term debt, net of repayments, and increased checks in excess of bank balances of approximately $0.7 million. This was partially offset by approximately $2.0 million used to acquire non-controlling interest. Comparatively, during the same period of 2019, we made payments of approximately $1.2 million in distributions to our unit holders and principal payments of approximately $168,000 on our long-term debt.

Indebtedness

GFE’s Credit Arrangements with AgCountry

GFE has a credit facility with AgCountry Farm Credit Services, PCA, formerly known as United FCS (“AgCountry”) for which Co-Bank serves as the administrative agent.  The credit facility originally consisted of a long-term revolving term loan, with an aggregate principal commitment amount of $18,000,000 that reduced by $2,000,000 semi-annually beginning September 1, 2014, until final payment at maturity on March 1, 2018.  However, on September 8, 2017, GFE entered into amendment to the master loan agreement to amend the credit facility to replace our long-term revolving loan with a seasonal revolving loan in the amount of $6,000,000. In connection therewith, our revolving term loan was terminated, and we executed a revolving credit supplement to establish the seasonal revolving loan. GFE had no outstanding balance on the revolving term loan at its termination on September 8, 2017.

Under the seasonal revolving loan, GFE may borrow, repay, and re-borrow up to the aggregate principal commitment of $6.0 million until its maturity.  GFE had no outstanding balance on the seasonal revolving loan at July 31, 2020. The aggregate principal amount available to GFE for additional borrowing was $6.0 million at July 31, 2020.

The seasonal revolving loan bears interest from the date funds are first advanced on the loan through maturity, at a rate per annum equal to the sum of (x) the One Month LIBOR Index Rate plus (y) 2.75% per annum. The interest rate was 2.90% and 4.52% at July 31, 2020 and October 31, 2019, respectively.

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

In May 2020, GFE had an event of non-compliance related to the minimum working capital requirement as defined in the credit facility. The Company has obtained a waiver from its lender for this event of non-compliance. The Company was in compliance with all covenants on July 31, 2020. However, the Company anticipates an event of non-compliance with respect to our debt service coverage ratio for the period ended October 31, 2020. The Company intends to obtain a waiver from its lender for this anticipated event of noncompliance.

If market conditions deteriorate in the future, circumstances may develop which could result in us violating the financial covenants or other terms of GFE’s credit facility. If we fail to comply with the terms of our credit agreement with AgCountry, and AgCountry refuses to waive the non-compliance, AgCountry could terminate the credit facility and any commitment to loan funds to GFE.

GFE’s Other Credit Arrangement

GFE has a credit facility with Project Hawkeye for a $7.5 million loan to finance the balance of its initial subscription in Ringneck.  Interest on the Project Hawkeye loan accrues at a variable rate equal to the sum of the One Month LIBOR Index Rate plus 3.05% per annum, with an interest rate floor of 3.55%, which was 3.55% and 4.82% at July 31, 2020 and October 31, 2019, respectively.

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

 HLBE’s Compeer Credit Facility

HLBE has a 2020 Credit Facility with Compeer Financial, formerly known as AgStar Financial Services, FCLA (“Compeer”), which includes an amended and restated revolving term loan with an $8,000,000 principal commitment, which was increased to a $13,000,000 principal commitment in June 2020. This loan replaces the amended revolving term note and seasonal revolving loan made under the 2018 Credit Facility. The loan is secured by substantially all of HLBE’s assets, including a subsidiary guarantee. The 2020 Credit Facility contains customary covenants, including restrictions on the payment of dividends and loans and advances to Agrinatural, and maintenance of certain financial ratios including minimum working capital, minimum net worth and a debt service coverage ratio as defined by the credit facility. During the second fiscal quarter of 2020, the 2020 Credit Facility was amended to reduce the working capital covenant to $8 million, from the original $10 million working capital covenant, through the period ending December 31, 2020, and increasing to $10 million beginning January 1, 2021. Additionally, the current portion of leases will be excluded from the calculation of current liabilities. Failure to comply with the protective loan covenants or maintain the required financial ratios may cause acceleration of the outstanding principal balances on the revolving term loan and/or the imposition of fees, charges, or penalties. In May 2020, HLBE had an event of non-compliance related to the minimum working capital requirement as defined in the 2020 Credit Facility. HLBE was in compliance with all covenants on July 31, 2020. However, HLBE anticipates an event of non-compliance with respect to our debt service coverage ratio for the period ended October 31, 2020. HLBE intends to obtain a waiver from its lender for this anticipated event of noncompliance.

As part of the 2020 Credit Facility closing, HLBE entered into an amended administrative agency agreement with CoBank, ACP (“CoBank”).  As a result, CoBank will continue act as the agent for the lender with respect to the 2020 Credit Facility.  HLBE agreed to pay CoBank an annual fee of $2,500 for its services as administrative agent.

Under the terms of the amended revolving term loan, HLBE may borrow, repay, and reborrow up to the aggregate principal commitment amount of $13,000,000.  Final payment of amounts borrowed under the amended revolving term loan is due December 1, 2022.  Interest on the amended revolving term loan accrues at a variable weekly rate equal to 3.35% above the One-Month LIBOR Index rate, which totaled 3.50% at July 31, 2020.

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

In May 2006, HLBE entered into an industrial water supply treatment agreement with the City of Heron Lake and Jackson County. Under this agreement, HLBE pays monthly installments over 24 months starting January 1, 2007 equal to one years’ debt service on approximately $3.6 million in water revenue bonds, which will be returned to HLBE if any funds remain after final payment in full on the bonds and assuming HLBE complies with all payment obligations under the agreement. There was a total of approximately $467,000 and $634,000 in outstanding water revenue bonds at July 31, 2020 and October 31, 2019, respectively. HLBE classifies its obligations under these bonds as assessments payable. The interest rates on the bonds range from 0.50% to 8.73%.

HLBE’s Single Advance Term Note

In June 2020, HLBE entered into a single advance term note with a $3,000,000 principal commitment, with the purpose to finance the construction of a new grain bin and provide principal reduction on its Revolving Term Note.  The interest rate is fixed at 3.80%.  Principal with interest is to be paid in 10 consecutive, semi-annual installments, with the first installment due on December 20, 2020 and the last installment due on June 20, 2025. The note is secured as provided in HLBE’s 2020 Credit Facility.

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

At July 31, 2020, our critical accounting estimates continue to include those described in our annual report on Form 10-K for the fiscal year ended October 31, 2019. Management has not changed the method of calculating and using estimates and assumptions in preparing our condensed consolidated unaudited financial statements in accordance with generally accepted accounting principles in the United States of America.

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

At July 31, 2020, there were no amounts outstanding under GFE’s credit facility with AgCountry. Therefore, at July 31, 2020, we had exposure to interest rate risk only from the amounts outstanding under GFE’s credit facility with Project Hawkeye and HLBE’s credit facility with Compeer.  Below is a sensitivity analysis we prepared regarding GFE’s and HLBE’s income exposure to changes in interest rates.

The sensitivity analysis below shows the anticipated effect on our income from a 10% adverse change in interest rates for a one-year period.

Outstanding Variable
Rate Debt at	Interest Rate at	Interest Rate Following 10%	Approximate Adverse
July 31, 2020	July 31, 2020	Adverse Change	Change to Income

$6,607,000	3.55%	3.91%	$23,000
$2,271,000	3.50%	3.85%	$7,949

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

As of July 31, 2020, GFE had price protection in place for approximately 10% and 23% of its anticipated corn and natural gas needs, respectively, and approximately 17%, 7%, and 1% of its ethanol, distillers’ grains, and corn oil sales, respectively, for the next 12 months. As of July 31, 2020, HLBE had price protection in place for approximately 16% and 6% of its anticipated corn and natural gas needs, respectively, and approximately 8%, 1%, and 2% of its ethanol, distillers’ grains, and corn oil sales, respectively, for the next 12 months. Through these contracts we hope to minimize risk from future market price fluctuations and basis fluctuations. As input prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for us.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the fair value of our corn and natural gas prices and average ethanol price as of July 31, 2020, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for both of the GFE and HLBE plants for a one year period from July 31, 2020.  The results of this sensitivity analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements		Hypothetical Adverse
	for the next 12 months	Unit of	Change in Price as of	Approximate Adverse
	(net of forward and futures contracts)	Measure	July 31, 2020	Change to Income
Ethanol	109,500,000	Gallons	10%	$11,440,000
Corn	35,500,000	Bushels	10%	$9,657,000
Natural Gas	2,550,000	MMBTU	10%	$589,000

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

Effectiveness of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and General Manager (the principal executive officer), Steve Christensen, along with our Chief Financial Officer (the principal financial officer), Stacie Schuler, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2020. Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

101

The following financial information from Granite Falls Ethanol, LLC's Quarterly Report on Form 10-Q for the three and nine months ended July 31, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at July 31, 2020 and October 31, 2019; (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended July 31, 2020 and 2019; (iii) the Condensed Consolidated Statements of Changes in Members’ Equity for the three and nine months ended July 31, 2020 and 2019; (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended July 31, 2020 and 2019; and (iv) Notes to Condensed Consolidated Unaudited Financial Statements.*

*   Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANITE FALLS ENERGY, LLC

Date: September 14, 2020	/s/ Steve Christensen
Steve Christensen
Chief Executive Officer

/s/ Stacie Schuler
Date: September 14, 2020	Stacie Schuler
Chief Financial Officer