Form 10-K
period 2020-10-31
Granite Falls Energy, LLC
filed 2021-02-16
CIK 1181749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

⌧Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended October 31, 2020

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ◻ Yes ⌧ No

Indicated by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ◻ Yes ⌧ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ⌧  Yes    ◻  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   ⌧  Yes    ◻  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer ◻	Accelerated Filer ◻
Non-Accelerated Filer ⌧	Smaller Reporting Company ⌧
Emerging Growth Company ◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ◻  Yes    ⌧  No

The aggregate market value of the 20,094 membership units held by non-affiliates of the registrant (computed by reference to the most recent offering price of $1,000 per unit of membership units) was $20,094,000 as of April 30, 2020. The membership units are not listed on an exchange or otherwise publicly traded. Additionally, the membership units are subject to significant restrictions on transfer under the registrant’s operating and member control agreement. The value of the membership units for this purpose has been based solely upon the initial offering price of the membership units. In determining this value, the registrant has assumed that all of its governors, chief executive officer, chief financial officer and beneficial owners of 5% or more of its outstanding membership units are affiliates, but this assumption shall not apply to or be conclusive for any other purpose.

As of February 16, 2021, there were 30,606 membership units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant has incorporated by reference into Part III of this Annual Report on Form 10-K portions of its definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Annual Report (October 31, 2020). This proxy statement is referred to in this report as the 2021 Proxy Statement.

CAUTION REGARDING FORWARD LOOKING STATEMENTS

This annual report contains historical information, as well as forward-looking statements regarding our business, financial condition, results of operations, performance and prospects. All statements that are not historical or current facts are forward-looking statements and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks and relate to future events, our future financial performance, or our expected future operations and actions. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “intend,” “could,” “hope,” “predict,” “target,” “potential,” or “continue” or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions based on current information and involve numerous assumptions, risks and uncertainties, including, but not limited to the following:

●	Fluctuations in the prices of grain, utilities and ethanol, which are affected by various factors including weather, production levels, supply, demand, and availability of production inputs;
●	Changes in the availability and price of corn and natural gas;
●	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;
●	Fluctuations in the price of crude oil and gasoline;
●	Ethanol may trade at a premium to gasoline at times, causing a disincentive for discretionary blending of ethanol beyond the requirements of the federal Renewable Fuel Standard (“RFS”) and resulting in a negative impact on ethanol prices and demand;
●	Changes in federal and/or state laws and environmental regulations including elimination, waiver or reduction of the Renewable Fuels Standard, may have an adverse effect on our business;
●	Any impairment of the transportation, storage and blending infrastructure that prevents ethanol from reaching markets;
●	Changes in fuel consumption due to decreased vehicle travel as a result of the COVID-19 or other factors.
●	Challenges created by the COVID-19 pandemic, including increased production costs, market barriers, and decreased demand for fuel.
●	Any effect on prices of distillers’ grains and ethanol resulting from actions in international markets;
●	Changes in our business strategy, capital improvements or development plans;
●	The effect of our risk mitigation strategies and hedging activities on our financial performance and cash flows;
●	Alternative fuel additives may be developed that are superior to, or cheaper than ethanol;
●	Changes or advances in plant production capacity or technical difficulties in operating our plants;
●	Our ability to profitably operate our ethanol plants and maintain positive margins and generate free cash flow, which may impact our ability to meet current obligations, invest in our business, service our debt and satisfy the financial covenants contained in our credit agreement with our lender;
●	Changes in interest rates or the lack of credit availability;
●	Our ability to make distributions in light of financial covenants in our credit facility;
●	Our ability to retain key employees and maintain labor relations;
●	The supply of ethanol rail cars in the market has fluctuated in recent years and may affect our ability to obtain new tanker cars or negotiate new leases at a reasonable fee when our current leases expire;
●	Any delays in shipping our products by rail and corresponding decreases in our sales or production as a result of shipping delay and ethanol storage constraints;
●	Our units are subject to a number of transfer restrictions, no public market exists for our units, and we do not expect one to develop.

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

PART I

When we use the terms “Granite Falls Energy” or “GFE” or similar words in this Annual Report on Form 10-K, unless the context otherwise requires, we are referring to Granite Falls Energy, LLC and our operations at our ethanol production facility located in Granite Falls, Minnesota.  When we use the terms “Heron Lake BioEnergy”, “Heron Lake”, or “HLBE” or similar words, unless the context otherwise requires, we are referring to Heron Lake BioEnergy, LLC and its wholly owned subsidiary, HLBE Pipeline Company, LLC, through which, HLBE holds a 100% interest in Agrinatural Gas, LLC. When we use the terms the “Company,” “we,” “us,” “our” or similar words in this Annual Report on Form 10-K, unless the context otherwise requires, we are referring to Granite Falls Energy, LLC and our consolidated wholly- and majority-owned subsidiaries.

ITEM 1.BUSINESS

Overview

Granite Falls Energy, LLC is a Minnesota limited liability company formed on December 29, 2000 for the purpose of constructing, owning and operating a fuel-grade ethanol plant located in Granite Falls, Minnesota.

In July 2013, we acquired controlling interest in Heron Lake BioEnergy, LLC (“Heron Lake BioEnergy” or “HLBE”), which owns an ethanol plant located near Heron Lake, Minnesota. As of October 31, 2020, we control approximately 50.7% of HLBE’s outstanding membership units through our wholly owned subsidiary, Project Viking, L.L.C. As a result of our majority ownership, we have the right to appoint five (5) of the nine (9) governors to HLBE’s board of governors under its member control agreement.

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

The Company, and the ethanol industry as a whole, experienced significant adverse conditions throughout 2019 and 2020 as a result of industry-wide record low ethanol prices due to reduced demand and high industry inventory levels. These conditions were exacerbated by the COVID-19 pandemic and its ramifications. Due to the market risks and uncertainties related to the COVID-19 pandemic, HLBE extended its regularly scheduled idle of ethanol production operations to cover the period beginning on or about March 30, 2020 through approximately May 31, 2020, and GFE extended its regularly scheduled idle of ethanol production operations to cover the period beginning on or about April 3, 2020 through approximately May 18, 2020. Additionally, in July 2020, HLBE experienced major issues with its boiler, which negatively impacted production. HLBE ordered a temporary boiler, which allowed operations to continue in August 2020 until January 2021, when HLBE’s new boiler was placed in service. Market conditions, coupled with the idle of our plants, resulted in lower production, negative operating margins, significantly lower cash flow from operations and substantial net losses. We expect to have sufficient cash generated by continuing operations and availability on our credit facilities and other loans to fund our operations.  However, should unfavorable operating conditions continue in the ethanol industry that prevent us from profitably operating our plant, we may need to seek additional debt or equity funding or further idle ethanol production altogether.

HLBE was out of compliance with its debt covenats at its fiscal year end.  Although the lender waived this event, additional noncompliance and forecasted probable future noncompliance has resulted in the reclassification of approximately $10,300,000 of long term debt as current maturities.  To stay in business, HLBE will need to obtain either additional equity or debt financing.   There is a risk that CoBank, as the administrative agent for our lender Compeer, may seek to enforce its security interests and take control of HLBE’s assets.  If that were to happen, HLBE may be faced with the prospects of either ceasing operations or seeking Chapter 11 “reorganization” bankruptcy protection.

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

Additionally, we also realize relatively immaterial revenue from natural gas pipeline operations at Agrinatural, HLBE’s wholly owned subsidiary.  Before and after accounting for intercompany eliminations, these revenues from Agrinatural represent less than 1% of our consolidated gross revenues and have little to no impact on the overall performance of the Company.  Therefore, our management does not separately review Agrinatural’s revenues, cost of sales or other operating performance information.  Rather, management reviews Agrinatural’s natural gas pipeline financial data on a consolidated basis with our ethanol production operating segment. Additionally, management believes that the presentation of separate operating performance information for Agrinatural’s natural gas pipeline operations would not provide meaningful information to a reader of the Company’s financial statements and would not achieve the basic principles and objectives of ASC 280.

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

Principal Products

The principal products from ethanol production at GFE’s plant and HLBE’s plant, and from which we derive nearly all our revenue, are fuel-grade ethanol, distillers’ grains, and non-edible corn oil.  In addition, HLBE’s plant also has miscellaneous other revenue generated by sales of corn syrup, a by-product of the ethanol production process, and revenues from Agrinatural’s natural gas pipeline operations.  We did not introduce any new products or services as part of our ethanol production segment during our fiscal year ended October 31, 2020.

The table below shows the approximate percentage of our total revenue which is attributable to each of our principal products for each of the last two fiscal years.

	2020	2019
Ethanol	76.8%	77.4%
Distillers' Grains	17.9%	17.8%
Corn Oil	4.0%	3.6%
Misc. Other Revenue*	1.3%	1.2%

*

Includes incidental sales of corn syrup at HLBE’s plant and revenues from natural gas pipeline operations at Agrinatural, net of intercompany eliminations for distribution fees paid by HLBE to Agrinatural for natural gas transportation services.

Ethanol

Ethanol is a type of alcohol produced in the U.S. principally from corn.  Ethanol is ethyl alcohol, a fuel component made primarily from corn in the U.S. but can also be produced from various other grains. Ethanol is primarily used as:

●	an octane enhancer in fuels;
●	an oxygenated fuel additive that can reduce ozone and carbon monoxide vehicle emissions;
●	a non-petroleum-based gasoline substitute; and
●	as a renewable fuel to displace consumption of imported oil.

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

Ethanol Markets

The success of our sales efforts in the ethanol markets will depend primarily upon the efforts of Eco-Energy, Inc. (“Eco-Energy”), which buys and markets our ethanol. There are local, regional, national, and international markets for ethanol.  The principal markets for our ethanol are petroleum terminals in the continental U.S.  The principal purchasers of ethanol are generally wholesale gasoline distributors or blenders.

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

We expect a majority of our ethanol to continue to be marketed and sold domestically. Over our past fiscal year, exports of ethanol have increased slightly, with Canada receiving the largest percentage of ethanol produced in the United States and Brazil in second place. India, Korea, Netherlands, Colombia, Mexico, and Philippines were also top destinations. Ethanol export demand is more unpredictable than domestic demand and tends to fluctuate over time as it is subject to monetary and political forces in other nations. For example, a strong U.S. dollar is a force that may negatively impact ethanol exports from the United States.  Additionally, the imposition of tariffs and duties on ethanol imported from the U.S., as well as increased production of ethanol and similar fuels in other countries, can also negatively impact domestic export demand.

Due to the ongoing COVID-19 pandemic demand for transportation fuels including the fuel ethanol we manufacture substantially decreased in 2020.  Lockdowns, closures, and other social distancing measures imposed in response to the pandemic caused many individuals to work from home, forego travel, and otherwise reduce fuel consumption. Between March and November 2020, the ethanol industry experienced an estimated production decline of 2 billion gallons. Economists estimated the ethanol industry suffered $8 billion in losses in 2020 due, in large part, to the effects of the pandemic. We were not immune from these conditions and experienced decrease demand and high inventory levels of ethanol. In 2020, we experienced a 26.4% decrease in the volume of ethanol sold, year-over-year.  We expect ethanol demand to increase in 2021, however there is no guarantee this will occur.

Exports to China have been negligible during fiscal years 2020 and 2019. This reduction is due to China’s increase of the tariff on ethanol imported from the U.S. to 45% as of April 2, 2018, compared to the previous 30% tariff imposed in 2017, and the subsequent increase of the 45% tariff to 70% as of July 6, 2018. It is unclear when the tariffs will be reduced, if ever, and therefore, this tariff is likely to continue to have a negative impact on the export market demand and prices for ethanol produced in the United States.

On January 15, 2020, President Trump signed a “phase one” trade agreement with China. The agreement includes a commitment by China to purchase agricultural products over the course of two years, including ethanol. While this agreement appeared positive for the industry, exports to China remained negligible during fiscal year 2020. There is no guarantee that the agreement will be fully implemented, nor is there a guarantee that exports to China return to pre-tariff levels.  Joe Biden became the President on January 20, 2021.  He is believed to be evaluating whether and how to continue various tariffs including those levied against certain Chinese imports to the United States.  Although U.S. trade policy towards China may change, we cannot now predict whether or how China may consider changing its tariffs against our products.

In December 2020, Brazil’s import quota on imported ethanol expired. As a result, imports of U.S. ethanol are subject to a 20% tariff. Under the original, expired import quota, the 20% tariff on U.S. ethanol imports was levied only after the import level exceeded 150 million liters, or 39.6 million gallons per quarter. The import quota was initially set to expire in September 2019. In September 2019, Brazil raised the import quota to 187.5 million liters, or 49.5 million gallons, per quarter, before the imports become subject to the 20% tariff. U.S. exports to Brazil have decreased from our 2019 fiscal year to our 2020 fiscal year. The tariff has had and likely will continue to have a negative impact on the export market demand and prices for ethanol produced in the United States.

We transport our ethanol primarily by rail.  In addition to rail, we service certain regional markets by truck from time to time.  We believe that regional pricing tends to follow national pricing less the freight difference.

Distillers’ Grains Markets

We sell distillers’ grains as animal feed for beef and dairy cattle, poultry, and hogs. Most of the distillers’ grains that we sell are in the form of dried distillers’ grains.  Currently, the U.S. ethanol industry exports a significant amount of dried distillers’ grains, which may increase as worldwide acceptance grows. According to the U.S. Grains Council, total

U.S. distiller’s grains exports through October 2020 increased compared to distiller’s grains exports for the same period last year. Top export markets include Mexico, Vietnam, Korea, Indonesia, Turkey, Thailand, and the European Union and United Kingdom.

Historically, the United States ethanol industry exported a significant amount of distillers’ grains to China and Vietnam. However, during 2016, China began an anti-dumping and countervailing duty investigation related to distillers’ grains imported from the U.S. which contributed to a decline in distillers’ grains shipped to China during 2016. In January 2017, the Chinese issued final tariffs on U.S. distillers’ grains. The Chinese distillers’ grains anti-dumping tariffs range from 42.2% to 53.7% and the anti-subsidy tariffs range from 11.2% to 12%. The imposition of these duties has resulted in a significant decline in demand from this top importer requiring U.S. producers to seek out alternative markets. While exports to China increased during fiscal year 2020 compared to fiscal year 2019, exports to China remain substantially below the pre-tariff export levels. There is no guarantee that distillers’ grains exports to China will return to pre-tariff levels.

On January 15, 2020, President Trump signed a “phase one” trade agreement with China. The agreement includes a commitment by China to purchase agricultural products over two years, including distillers’ grains. The agreement will also provide U.S. manufacturers of DDGS with a streamlined process for registration and licensing in order to facilitate U.S. exports to China. While this agreement appears positive for the industry, there is no guarantee that the agreement will be fully implemented, nor is there a guarantee that exports to China return to pre-tariff levels.

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

The term of our agreements with Eco-Energy originally expired on December 31, 2020.  The term of our agreements with Eco-Energy agreements were automatically extended for one year, pursuant to a provision in the agreements which provide for automatic renewals for additional consecutive terms of one year unless either party provides written notice to the other party at least 90 days prior to the end of the then-current term.

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

Generally, higher corn prices will produce lower profit margins and, therefore, negatively affect our financial performance.  If a period of high corn prices were to be sustained for some time, such pricing may reduce our ability to operate profitably because of the higher cost of operating our plants.  Corn prices have trended higher during December 2020 and January 2021, in part due to large purchases by China in the world and U.S. marketplaces. Because the market price of ethanol is not directly related to corn prices, we, like most ethanol producers, are not able to compensate for increases in the cost of corn through adjustments in our prices for our ethanol although we do tend to see increases in the prices of our distillers’ grains during times of higher corn prices. Given that ethanol sales comprise a majority of our revenues, our inability to adjust our ethanol prices can result in a negative impact on our profitability during periods of high corn prices.

Ethanol prices were lower during fiscal year 2020 compared to fiscal year 2019.  Ethanol prices were lower during the fiscal year ended October 31, 2020 due primarily to effects of the COVID-19 pandemic, which resulted in reduced demand and high inventory levels.  Management expects additional volatility for the price of ethanol in 2021.  According to EIA forecasts, ethanol production is projected to increase slightly in 2021, and demand is also expected to increase slightly. However, there is no guarantee that either of these forecasts will occur. While exports improved slightly in 2020, tariffs and international competition continued to adversely affect the export market, and there is no guarantee that the export market will improve in 2021. U.S. gas demand decreased significantly year over year in 2020, due primarily to the COVID-19 pandemic.  Ethanol consumption is projected to increase slightly in 2021; however, there is no guarantee that this projection will be accurate. A continued or further decrease in demand for either gasoline or ethanol blends would adversely impact the price of ethanol, which could result in a material adverse effect on our business, results of operations and financial condition.

Sources and Availability of Raw Materials

The primary raw materials used in the production of ethanol at our plants are corn and natural gas. Our plants also require significant and uninterrupted amounts of electricity and water.

Corn

Ethanol production requires substantial amounts of corn. The cost of corn represented approximately 71.6% and 73.4% of our cost of goods sold for the years ended October 31, 2020 and 2019, respectively. At GFE’s current production rate of approximately 56.2 million gallons of undenatured ethanol per year, the GFE plant requires approximately 19.1 million bushels of corn per year. The HLBE ethanol plant requires approximately 16.3 million bushels of corn per year to operate at its current production rate of approximately 47.9 million gallons of undenatured ethanol per year.

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

Since corn is the primary raw material we use to produce our products, the availability and cost of corn can have a significant impact on the profitability of our operations. Corn prices were slightly lower during our 2020 fiscal year, as compared to our 2019 fiscal year. If we or the industry experience unfavorable conditions during our 2021 fiscal year, the price we pay for corn and the availability of corn near our plants could be negatively impacted. If we experience a localized shortage of corn, we may be forced to purchase corn from producers who are farther away from our ethanol plants which can increase our transportation costs.

Utilities

Natural Gas

Natural gas is a significant input to our manufacturing process. The cost of natural gas represented approximately 5.2% and 5.6% of our cost of sales for the years ended October 31, 2020 and 2019, respectively.

We do not anticipate any problems securing the natural gas we require to continue to operate our plants at capacity during our 2021 fiscal year or beyond.  At GFE’s plant, we pay Center Point Energy/Minnegasco a per unit fee to move the natural gas through the pipeline, and we have guaranteed to move a minimum of 1,500,000 MMBTU annually through December 31, 2025, which is the ending date of the agreement.  GFE also has an agreement with Kinetic Energy Group.  On our behalf, Kinetic Energy Group procures contracts with various natural gas vendors to supply the natural gas necessary to operate the GFE plant.  We determined that sourcing our natural gas from a variety of vendors is more cost-efficient than using an exclusive supplier.

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

Electricity

Our plants require a continuous supply of electricity.  We have agreements in place to supply electricity to our plants. Our GFE plant obtains electricity from Minnesota Valley Light and Power Cooperative, and our HLBE plant obtains electricity from Federated Rural Electric. We do not anticipate any problems securing the electricity that we require to continue to operate our plants at capacity during our 2021 fiscal year or beyond.

Water

We do not anticipate any problems securing the water that we require to continue to operate our plants at capacity during our 2021 fiscal year or beyond. GFE obtains the water necessary to operate its plant from the Minnesota River with an adjustable gravity-flow intake system.

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

Competition

Ethanol Competition

Domestic Competition

We sell our ethanol in a highly competitive market.  Ethanol is a commodity product where competition in the industry is predominantly based on price. On a national scale, we are in direct competition with numerous other ethanol producers.  According to the Renewable Fuels Association (“RFA”), there are approximately 210 biorefineries with a total nameplate capacity of approximately 17.6 billion gallons of ethanol per year, with an additional plant under expansion or construction with capacity to produce an additional 16 million gallons.

The following table identifies the top five largest ethanol producers in the U.S. along with their production capacities.

Nameplate Capacity
Company	(mmgy)
POET Biorefining	1,794
Valero Renewable Fuels	1,730
Archer Daniels Midland	1,716
Green Plains, Inc.	1,128
Flint Hills Resources LP	840

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

Local Competition

A majority of the U.S. ethanol plants, and therefore, the greatest number of gallons of ethanol production capacity, are concentrated in the corn-producing states of Iowa, Nebraska, Illinois, Indiana, Minnesota, South Dakota, Ohio, Wisconsin, Kansas, and North Dakota.  According to the RFA, Minnesota is one of the top producers of ethanol in the U.S. with 19 ethanol plants producing an aggregate of approximately 1.4 billion gallons of ethanol per year. Therefore, we face increased regional and local competition because of the location of our ethanol plant.

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

International Competition

In addition to intense competition with domestic producers of ethanol, we have faced increased competition from ethanol produced in foreign countries. Depending on feedstock prices, ethanol imported from foreign countries may be less expensive than domestically-produced ethanol.  However, foreign demand, transportation costs and infrastructure constraints may temper the market impact on the United States. Ethanol imports have been lower in recent years and ethanol exports have been higher. However, if demand for imported ethanol were to increase again, demand for domestic ethanol may be reduced, which could lead to lower domestic prices and lower operating margins. Large international companies with much greater resources than ours have developed, or are developing, increased foreign ethanol production capacities. Many international suppliers produce ethanol primarily from inputs other than corn, such as sugar cane, and have cost structures that may be substantially lower than U.S. based ethanol producers including us. Many of these international suppliers are companies with much greater resources than us with greater production capacities.

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

Distillers’ grains are primarily used as an animal feed, competing with other feed formulations using corn and soybean meal. As a result, we believe that distillers’ grains prices are positively impacted by increases in corn and soybean prices. In fiscal year 2020, the U.S. ethanol industry increased exports of distillers’ grains. However, exports of distillers’ grains fell in 2019 as compared to 2018, and the 2020 export levels remain below pre-2018 levels. The decline in exports increases the domestic supply of distillers’ grains, which has a corresponding negative impact on the price of distillers’ grains as compared to a comparable volume of corn.  Continued decreases in distillers’ grains exports could result in increased competition among ethanol producers for sales of distillers’ grains and could negatively impact distillers’ grains prices in the U.S.

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

The RFS sets the statutory RVO for corn-based ethanol at 15 billion gallons beginning in 2016 and each year thereafter through 2022. In May 2020, the EPA delivered its proposed rule to the White House Office of Management and Budget (“OMB”) to set 2021 RVOs. OMB is required to review the proposed rule before releasing it for public comment. The proposed 2021 RVOs are still undergoing OMB review, and therefore, the proposed rule has neither been released for public comment or finalized. As a result, the statutory November 30 deadline was not met. The EPA Administrator has stated that the COVID-19 pandemic resulted in significant delays and that the EPA is analyzing various factors in setting 2021 RVOs in light of the pandemic.

On December 19, 2019, the EPA announced the final 2020 RVOs, setting the RVOs for conventional ethanol at 15.0 billion gallons, advanced biofuels at 5.09 billion gallons and cellulosic ethanol at 0.59 billion gallons, for overall RVOs of 20.09 billion gallons for 2020. Although this final rule achieves the statutory RVO for conventional corn-based ethanol, it reduces the overall RVOs below the overall statutory level of 30 billion gallons.

The following chart illustrates the potential U.S. ethanol demand based on the schedule of minimum usage established by the RFS program through the year 2022 (in billions of gallons):

						Maximum Amount of Corn-based
		Total Renewable Fuel	Cellulosic	Biodiesel	Advanced	Ethanol That Can Be Used to
Year	RVO Source	RVO	Ethanol RVO	RVO	Biofuel	Satisfy Total Renewable Fuel RVO
2017	RFS Statute	24.00	5.50	—	9.00	15.00
	EPA Final Rule(1)	19.28	0.31	2.00	4.28	15.00
2018	RFS Statute	26.00	7.00	—	11.00	15.00
	EPA Final Rule(2)	19.29	0.29	2.10	4.29	15.00
2019	RFS Statute	28.00	8.50	—	13.00	15.00
	EPA Final Rule(3)	19.92	0.42	2.10	4.92	15.00
2020	RFS Statute	30.00	10.50	—	15.00	15.00
	EPA Final Rule(4)	20.09	0.59	2.43	5.09	15.00
2021	RFS Statute	33.00	13.50	—	18.00	15.00
2022	RFS Statute	36.00	16.00	—	21.00	15.00

(1)	Final EPA RFS RVOs for 2017 issued November 2016.
(2)	Final EPA RFS RVOs for 2018 issued November 2017.
(3)	Final EPA RFS RVOs for 2019 issued November 2018.
(4)	Final EPA RFS RVOs for 2020 issued December 2019.

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

Management anticipates that there will be further legal challenges to the EPA's reduction in the volume requirements, including the final rules for 2019 and 2020. However, if the EPA's decision to reduce the volume requirements under the RFS is allowed to stand, or if the volume requirements are further reduced, it could have an adverse effect on the market price and demand for ethanol which would negatively impact our financial performance.

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

There is growing availability of E85 for use in flexible fuel vehicles, however it is limited due to lacking infrastructure. In addition, the industry has been working to introduce E15 to the retail market since the EPA approved its use vehicles model year 2001 and newer. However, widespread adoption of E15 has been hampered by regulatory and infrastructure hurdles in many states, as well as consumer acceptance. Additionally, sales of E15 may be limited because: (i) it is not approved for use in all vehicles; (ii) the EPA requires a label that management believes may discourage consumers from using E15; and (iii) retailers may choose not to sell E15 due to concerns regarding liability. In addition, different gasoline blendstocks may have been required at certain times of the year in order to use E15 due to federal regulations related to fuel evaporative emissions. This prevented E15 from being used during certain times of the year in various states. However, on May 30, 2019, the EPA issued a final rule which allows E15 to be sold year-round. In June 2019, the American Fuel and Petrochemical Manufacturers association filed a lawsuit in the U.S. Court of Appeals for the District of Columbia challenging the final rule. Additionally, in August 2019, the Small Retailers Coalition filed a lawsuit in the U.S. Court of Appeals for the District of Columbia seeking review of the final rule. These legal challenges remain pending, and there is no guarantee that the final rule will be upheld. Legal challenges could create uncertainty for retailers desiring to implement or expand sales of E15. Additionally, although the year-round E15 rule is now final, there is no guarantee that retailers will implement the sale of year-round E15, nor is there a guarantee that the rule will result in an increase of ethanol sales.

Obligated parties use renewable identification numbers (“RINs”) to show compliance with RFS-mandated volumes. RINs are attached to renewable fuels by producers and detached when the renewable fuel is blended with transportation fuel or traded in the open market. The market price of detached RINs affects the price of ethanol in certain markets and influences the purchasing decisions by obligated parties. Under the RFS, small refineries may petition for and be granted temporary exemptions from the RVOs if they can demonstrate that compliance with the RVOs would cause disproportionate economic hardship. On December 17, 2020, the EPA released data on the number of waivers filed, which indicated that, as of December 17, 2020, 14 petitions for waivers for the 2020 compliance year have been received. For the 2019 compliance year, 32 petitions have been received. To date, all of the petitions received for both compliance years 2020 and 2019 remain pending. Further, some petitions remain pending from previous compliance years. Additionally, 44 petitions have been received by the EPA for the 2018 compliance year. To date, 31 petitions have been approved, which have exempted approximately 1.43 billion RINs, which is approximately 13.42 billion gallons of gasoline and diesel, from meeting the RFS blending targets. It is expected that additional petitions for waivers for the 2020 compliance year will be received by the EPA. It is also expected that the EPA will approve a significant number of these waiver petitions, thereby exempting a substantial number of gallons of gasoline and diesel from meeting the RFS blending targets. These exemptions decrease demand for our products, which negatively impacts ethanol prices and our profitability.

On May 29, 2018, the National Corn Growers Association, National Farmers Union, and the RFA filed a petition with the U.S. Court of Appeals for the 10th Circuit challenging the EPA’s grant of waivers to three specific refineries.  The petitioners are asking the U.S. Court of Appeals for the 10th Circuit to reject the waivers granted to three refineries located in Wynnewood, Oklahoma, Cheyenne, Wyoming, and Woods Cross, Utah as an abuse of EPA authority. These waived gallons are not redistributed to obligated parties, and in effect, reduce the aggregate RVOs under the RFS.  In January 2020, the court struck down the exemptions as improperly issued by the EPA. The court interpreted the RFS statute to provide that refineries are only eligible for relief if they have received uninterrupted, continuous extensions of the exemptions. Consistent with the ruling, the EPA denied certain small refinery exemption petitions filed by oil refineries in 2020 seeking retroactive relief from their ethanol use requirements for prior years. However, HollyFrontier and Wynnewood Refining filed a petition in the U.S. Supreme Court in September 2020 seeking review of the January 2020 ruling. In January 2021, the Supreme Court agreed to hear the appeal. Oral arguments are expected to be scheduled in spring of 2021. The Supreme Court’s decision could result in the overturning of the EPA’s denial of certain small refinery exemption petitions. Such a decision could have sweeping negative effects on the ethanol industry and our profitability.

An EPA final rule released in December 2019 provides that EPA will project exempt volumes based on a three-year average of the relief recommended by the Department of Energy (“DOE”) for years 2016-2018, rather than based on actual exemptions granted. For the 2016 compliance year, the EPA said the DOE’s recommended relief was approximately 440 million RINs. The EPA, however, actually granted waivers for approximately 790 million RINs. Similarly, the DOE’s 2017 compliance year recommendation was 1.02 billion RINs, as compared to the approximately 1.82 billion RINs granted waivers by the EPA. For the 2018 compliance year, the DOE recommended the EPA approve waivers for 840 million RINs, as compared to the approximately 1.43 billion RINs granted waivers by the EPA. The EPA’s final rule also announced its general policy approach with respect to small refinery waivers on a go-forward basis as consistent with DOE’s recommendations, where appropriate. The final rule fell short of the relief that was urged by ethanol producers. As a result, management expects that small refinery exemptions will continue to have a negative effect on demand for our products, ethanol prices, and our profitability.

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

In the fiscal year ended October 31, 2020, GFE and HLBE incurred costs and expenses of approximately $200,000 and $156,000, respectively, complying with environmental laws.  Although we have been successful in obtaining all of the permits currently required to operate our plants, any retroactive change in environmental regulations, either at the federal or state level, could require us to obtain additional or new permits or spend considerable resources in complying with such regulations. For the fiscal year ended October 31, 2019, GFE and HLBE incurred costs and expenses of approximately $163,000 and $88,000 respectively.

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

Exports to China have been negligible since the imposition of a 70% tariff in July 2018. It is unclear when the tariffs will be reduced, if ever, and therefore, this tariff is likely to continue to have a negative impact on the export market demand and prices for ethanol produced in the United States. Additionally, in December 2020, Brazil’s import quota exempting certain volumes of U.S. ethanol imports from a 20% tariff expired, which resulted in all imports of U.S. ethanol becoming subject to the 20% tariff. The import quota had already resulted in decreases of ethanol exported to Brazil, and the expiration of the import quota will likely result in further decreases. The tariff and/or import quota has had and likely will continue to have a negative impact on the export market demand and prices for ethanol produced in the United States.

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

As of the date of this report, we have 82 full-time employees at our two consolidated ethanol plants, of which 42 are employed at the GFE plant and 40 are employed at the HLBE plant.  Of our total employees, 17 are involved primarily in management and administration with 10 employees at the GFE plant and 7 at the HLBE plant. The remaining employees are involved primarily in plant operations.  We do not currently anticipate any significant change in the number of employees at our plants.

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

Financial Information about Geographic Areas

All of our operations are domiciled in the U.S. All of the products sold to our customers for fiscal years 2020 and 2019 were produced in the U.S. and all of our long-lived assets are domiciled in the U.S.  We have engaged third-party professional marketers who decide where our products are marketed and we have no control over the marketing decisions made by our third-party professional marketers. These third-party marketers may decide to sell our products in countries other than the U.S.  However, we anticipate that our products will primarily be sold in the United States.

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

Management expects additional volatility for the price of ethanol in 2021.  Ethanol production and demand are expected to increase slightly in 2021, but there is no guarantee that either projection will be accurate.  While exports rose slightly in 2020, due to tariffs and international competition, exports have fallen overall in recent years, and it appears unlikely that the export market will improve in 2021.  U.S. gas demand decreased substantially year over year in 2020, due primarily to the COVID-19 pandemic. A continued or further decrease in demand for either gasoline or ethanol blends would adversely impact the price of ethanol, which could result in a material adverse effect on our business, results of operations and financial condition.

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

An increasing amount of our industry’s products are being exported.  The U.S. ethanol industry was supported during our 2020 fiscal year with exports of ethanol which increased demand for our ethanol. However, export levels still remain lower than previous years’ levels, and there is no guarantee that export levels will improve or remain steady. If producers and exporters of ethanol and distillers’ grains are subjected to trade barriers when selling products to foreign customers, such as the tariffs and quotas currently in effect, there may be a reduction in the price of these products in the U.S.  Declines in the price we receive for our products will lead to decreased revenues and may result in our inability to operate the ethanol plant profitably.

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

Competition in the ethanol industry is intense. We face formidable competition in every aspect of our business from both larger and smaller producers of ethanol and distillers’ grains. Some larger producers of ethanol, such as Archer Daniels Midland, POET Biorefining, Cargill, Inc., Valero Energy Corporation, and Green Plains, Inc. have substantially greater financial, operational, procurement, marketing, distribution and technical resources than we have. We may not be able to compete with these larger entities. These larger ethanol producers may be able to affect the ethanol market in ways that are not beneficial to us which could affect our financial performance.

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

In addition, lack of this infrastructure prevents the use of ethanol in certain areas where there might otherwise be demand and results in excess ethanol supply in areas with more established ethanol infrastructure, depressing ethanol prices in those areas. In order for the ethanol industry to grow and expand into additional markets and for our ethanol to be sold in these new markets, there must be substantial development of infrastructure including:

●	additional rail capacity;
●	additional storage facilities for ethanol;
●	increases in truck fleets capable of transporting ethanol within localized markets;
●	expansion of refining and blending facilities to handle ethanol; and
●	growth in service stations equipped to handle ethanol fuels.

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

Our business, and our industry as a whole, could be adversely affected by an outbreak of disease, epidemic or pandemic, such as the global COVID-19 pandemic, or similar public threat, or fear of such an event.

The global outbreak of the COVID-19 pandemic has had a negative impact on our revenues and operating results, which could worsen and/or continue for a significant period of time. This outbreak has resulted in disruptions and damage to our business, caused by the negative impact to our ability to obtain cost effective raw materials, supplies and component parts necessary to operate our ethanol, distillers’ grains, corn oil, or natural gas business, the negative impact on our ability to operate our facility should COVID-19 spread more broadly within Minnesota or the Midwest, thereby creating an increased risk of exposure to our workforce which cannot operate our facility remotely, and the negative impact to our ability to market and sell our products to markets which have slowed or shut down altogether. It is likely that effect such as these will continue to negatively impact our revenues, operating results, and business as a whole. Mitigation efforts have not and will not completely prevent our business from being adversely affected, and the longer the pandemic impacts supply and demand and the more broadly the pandemic spreads, it is more likely that the impact on our business, revenues and operating results will become increasingly negative.

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

We have a concentration of credit risk because GFE sells all of the ethanol, distillers’ grains, and corn oil produced to two customers and HLBE sells all of its ethanol, distillers’ grains, and corn oil produced to three customers. Although we typically receive payments timely and within the terms of our marketing agreements with these customers, we continually monitor this credit risk exposure. These customers accounted for approximately 100.0% of GFE’s revenue for the years ended October 31, 2020 and 2019, and approximately 96.7% and 96.8% of GFE’s outstanding accounts receivable balance at October 31, 2020 and 2019, respectively.  At HLBE, these customers accounted for approximately 96.4% and 97.5% of HLBE’s revenue for the years ended October 31, 2020 and 2019, respectively, and approximately 81.2% and 98.1% of HLBE’s outstanding accounts receivable balance at October 31, 2020 and 2019, respectively.  The inability of a third party to pay our accounts receivable may cause us to experience losses and may adversely affect our liquidity and our ability to make our payments when due.

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

By statute, the RFS requires that 16.55 billion gallons be sold or dispensed in 2013, increasing to 36.0 billion gallons by 2022, but caps the amount of corn-based ethanol that can be used to meet the renewable fuels blending requirements at 15.0 billion gallons for 2015 and thereafter. The final 2021 RVOs have not yet been released. On December 19, 2019, the EPA announced final RVO requirements for the RFS for calendar year 2020. The corn-based biofuel requirement was set at 15.0 billion gallons, equating to the statutory requirement level as originally set by Congress when the RFS was enacted. However, the overall RVOs were set at 20.09 billion gallons for 2020, more than 20% below the overall statutory level of 30 billion gallons, due to decreases in the RVOs for cellulosic ethanol and advanced biofuels.  The 2019 and 2018 standards were also more than 20% below the overall statutory level.

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

Under the RFS, small refineries may petition for and be granted temporary exemptions from the RVOs if they can demonstrate that compliance with the RVOs would cause disproportionate economic hardship. On December 17, 2020, the EPA released data on the number of waivers filed, which indicated that, as of December 17, 2020, 14 petitions for waivers for the 2020 compliance year have been received. For the 2019 compliance year, 32 petitions have been received. To date, all of the petitions received for both compliance years 2020 and 2019 remain pending. Further, some petitions remain pending from previous compliance years. Additionally, 44 petitions have been received by the EPA for the 2018 compliance year. To date, 31 petitions have been approved, which have exempted approximately 1.43 billion RINs, which is approximately 13.42 billion gallons of gasoline and diesel, from meeting the RFS blending targets. It is expected that additional petitions for waivers for the 2020 compliance year will be received by the EPA. It is also expected that the EPA will approve a significant number of these waiver petitions, thereby exempting a substantial number of gallons of gasoline and diesel from meeting the RFS blending targets. These exemptions decrease demand for our products, which negatively impacts ethanol prices and our profitability.

On May 29, 2018, the National Corn Growers Association, National Farmers Union, and the RFA filed a petition with the U.S. Court of Appeals for the 10th Circuit challenging the EPA’s grant of waivers to three specific refineries.  The petitioners are asking the U.S. Court of Appeals for the 10th Circuit to reject the waivers granted to three refineries located in Wynnewood, Oklahoma, Cheyenne, Wyoming, and Woods Cross, Utah as an abuse of EPA authority. These waived gallons are not redistributed to obligated parties, and in effect, reduce the aggregate RVOs under the RFS.  In January 2020, the court struck down the exemptions as improperly issued by the EPA. The court interpreted the RFS statute to provide that refineries are only eligible for relief if they have received uninterrupted, continuous extensions of the exemptions. Consistent with the ruling, the EPA denied certain small refinery exemption petitions filed by oil refineries in 2020 seeking retroactive relief from their ethanol use requirements for prior years. However, HollyFrontier and Wynnewood Refining filed a petition in the U.S. Supreme Court in September 2020 seeking review of the January 2020 ruling. In January 2021, the Supreme Court agreed to hear the appeal. Oral arguments are expected to be scheduled in spring of 2021. The Supreme Court’s decision could result in the overturning of the EPA’s denial of certain small refinery exemption petitions. Such a decision could have sweeping negative effects on the ethanol industry and our profitability.

An EPA final rule released in December 2019 provides that EPA will project exempt volumes based on a three-year average of the relief recommended by the Department of Energy (“DOE”) for years 2016-2018, rather than based on actual exemptions granted. For the 2016 compliance year, the EPA said the DOE’s recommended relief was approximately 440 million RINs. The EPA, however, actually granted waivers for approximately 790 million RINs. Similarly, the DOE’s 2017 compliance year recommendation was 1.02 billion RINs, as compared to the approximately 1.82 billion RINs granted waivers by the EPA. For the 2018 compliance year, the DOE recommended the EPA approve waivers for 840 million RINs, as compared to the approximately 1.43 billion RINs granted waivers by the EPA. The EPA’s final rule also announced its general policy approach with respect to small refinery waivers on a go-forward basis as consistent with DOE’s recommendations, where appropriate. This final rule fell short of the relief that was urged by ethanol producers. As a result, management expects that small refinery exemptions will continue to have a negative effect on demand for our products, ethanol prices, and our profitability.

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

Fiscal Quarter	Low Per Unit Price	High Per Unit Price	Total Units Traded
2019 1st	$—	$—	—
2019 2nd	$3,200	$3,200	17
2019 3rd	$—	$—	—
2019 4th	$2,000	$2,400	15
2020 1st	$1,800	$1,800	143
2020 2nd	$1,800	$1,800	5
2020 3rd	$—	$—	—
2020 4th	$—	$—	—

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

Issuer Repurchases of Equity Securities

We did not make any repurchases of our units during fiscal year 2020.

Holders of Record

As of February 16, 2021, there were approximately 994 holders of record of our membership units.

As of October 31, 2020 and February 16, 2021, there were no outstanding options or warrants to purchase, or securities convertible for or into, our units.

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

Below is a table representing the cash distributions declared or paid to the members of Granite Falls Energy during the fiscal years ended October 31, 2020 and 2019. Based on the covenants discussed above, all of the below distributions were approved by our lender prior to distribution. No additional distributions were either declared or paid in 2020.

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

No distributions were either declared or paid in 2019 or 2020.

Unregistered Sales of Equity Securities

The Company had no unregistered sales of securities during fiscal year 2020.

Securities Authorized for Issuance Under Equity Compensation Plans

As of the date of this annual report, we had no “equity compensation plans” (including individual equity compensation arrangements) under which any of our equity securities are authorized for issuance.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

We prepared the following discussion and analysis to help readers better understand our financial condition, changes in our financial condition, and results of operations for the fiscal year ended October 31, 2020.  This discussion should be read in conjunction with the consolidated financial statements included herewith and notes to the consolidated financial statements thereto and the risk factors contained herein.

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

Beginning December 11, 2019, HLBE also owns a 100% interest in Agrinatural, which is a natural gas distribution and sales company located in Heron Lake, Minnesota that owns approximately 190 miles of natural gas pipeline and provides natural gas to HLBE’s ethanol plant and other commercial, agricultural and residential customers through a connection with the natural gas pipeline facilities of Northern Border Pipeline Company.  Agrinatural's revenues are generated through natural gas distribution fees and sales. At October 31, 2019, HLBE held a 73% controlling interest in Agrinatural.

Plan of Operations Through October 31, 2021

The Company, and the ethanol industry as a whole, experienced significant adverse conditions throughout most of 2019 and 2020 as a result of industry-wide record low ethanol prices due to reduced demand, high industry inventory levels and other effects of the COVID-19 pandemic. These factors resulted in prolonged negative operating margins, significantly lower cash flow from operations and substantial net losses. We expect to have sufficient cash generated by continuing operations and availability on our credit facilities and other loans to fund our operations.  However, should unfavorable operating conditions continue in the ethanol industry that prevent us from profitably operating our plants, we may need to seek additional debt or equity funding or further idle ethanol production altogether.

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

For the fiscal year ended October 31, 2020 compared to fiscal year ended October 31, 2019, our average price per gallon of ethanol sold decreased by approximately 4.4%. Ethanol prices were lower during the fiscal year ended October 31, 2020 due primarily to effects of the COVID-19 pandemic, which resulted in reduced demand and high inventory levels. Additionally, the increase in approved economic hardship exemptions from the RVOs has recently effectively lowered the RVOs by a significant number of gallons of domestic demand. If this trend continues, it may continue to negatively impact the U.S. ethanol market. Management believes that the ethanol outlook moving into fiscal year 2021 will remain relatively flat and our margins will remain tight due to higher corn prices and depressed gasoline demand.

In recent years, including fiscal year 2020 over fiscal year 2019, exports of ethanol have increased. Export demand for ethanol is less consistent compared to domestic demand which can lead to ethanol price volatility. During 2017, Brazil and China adopted import quotas and/or tariffs on the importation of ethanol which are expected to continue to negatively impact U.S. exports. China, the number three importer of U.S. ethanol in 2016, has imported negligible volumes since imposing a 70% tariff in 2018  until January 2021.

On September 1, 2017, Brazil’s Chamber of Foreign Trade imposed a 20% tariff on U.S. ethanol imports in excess of 150 million liters, or 39.6 million gallons, per quarter. The tariff was renewed in September 2019, but the import quota was raised to 187.5 million liters, or 49.5 million gallons, per quarter. In December 2020, the import quota expired, thereby subjecting all Brazilian imports of U.S. ethanol to a 20% tariff. These tariffs have had and will likely continue to have a negative impact on the export market demand and prices for ethanol produced in the United States. Any decrease in U.S. ethanol exports could adversely impact the market price of ethanol unless domestic demand increases or additional foreign markets are developed..

Corn prices trended upward during fiscal year 2020, due primarily to strong export demand during the 2020 period compared to the 2019 period. The latest estimates of supply and demand provided by the U.S. Department of Agriculture (“USDA”) estimate the 2019-2020 ending corn stocks at approximately 1.9 billion bushels, and project the 2020-2021 corn supply at approximately 16.5 billion bushels, which is more than the 2019-2020 supply, with corn consumption for ethanol and co-products slightly higher at approximately 5.1 billion bushels, suggesting higher corn prices into fiscal 2021. Beginning in December 2020, and carrying through January and into February 2021, China substantially increased its purchase of U.S. corn reducing U.S. inventories and increasing prices. Weather, world supply and demand, current and anticipated stocks, agricultural policy and other factors can contribute to volatility in corn prices. If corn prices rise, it will have a negative effect on our operating margins unless the price of ethanol and distillers grains out paces rising corn prices.

Distillers’ grains prices decreased in 2020 over 2019, due to decreased supply as a result of decreased production. Top export markets include Mexico, Vietnam, Korea, Indonesia, Turkey, Thailand, and the European Union and United Kingdom. Of note, however, is that export demand from China, historically one of the largest importers of U.S. produced distillers grains, has significantly declined. In 2017, China imposed significant anti-dumping and anti-subsidies on distillers’ grains imported from the U.S. which resulted in significant declines in exports of U.S. distillers’ grains to China. The anti-dumping tariffs range from 42.2% to 53.7% and the anti-subsidy tariffs range from 11.2% to 12%. The imposition of these duties has resulted in a significant decline in demand from this top importer requiring U.S. producers to seek out alternative markets. While exports to China increased during fiscal year 2020 compared to fiscal year 2019, exports to China remain substantially below the pre-tariff export levels. There is no guarantee that distillers’ grains exports to China will return to pre-tariff levels.

On January 15, 2020, President Trump signed a “phase one” trade agreement with China. The agreement includes a commitment by China to purchase agricultural products over the next two years, including distillers’ grains. The agreement will also provide U.S. manufacturers of DDGS with a streamlined process for registration and licensing in order to facilitate U.S. exports to China. While this agreement appears positive for the industry, there is no guarantee that the agreement will be fully implemented, nor is there a guarantee that exports to China return to pre-tariff levels.

Additionally, exports of U.S. distillers’ grains to Vietnam had halted completely due to Vietnam’s imposition of stricter regulations in December 2016. In a statement issued September 1, 2017, the U.S. Grains Council announced that Vietnam is lifting its suspension of U.S. distillers’ grains imports and easing fumigation requirements. While exports to Vietnam have resumed, they remain substantially below the pre-2016 levels. There is no guarantee that distillers’ grains exports to Vietnam will return to such levels.

Management anticipates distillers’ grains prices will remain steady during our 2021 fiscal year, unless additional domestic demand or other foreign markets develop. Domestic demand for distillers’ grains could remain low if corn prices decline and end-users switch to lower priced alternatives.

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

Results of Operations for the Fiscal Years Ended October 31, 2020 and 2019

The following table shows the results of our operations and the percentage of revenues, costs of goods sold, operating expenses and other items to total revenues in our audited consolidated statements of operations for the fiscal years ended October 31, 2020 and 2019 (amounts in thousands):

	Fiscal Year Ended October 31,
	2020		2019
Statement of Operations Data	Amount	%	Amount	%
Revenue	$164,954	100.0%	$208,777	100.0%
Cost of Goods Sold	176,031	106.7%	212,560	101.8%
Gross Loss	(11,077)	(6.7)%	(3,783)	(1.8)%
Operating Expenses	8,581	5.2%	6,493	3.1%
Goodwill Impairment	1,372	0.8%	—	—
Operating Loss	(21,030)	(12.7)%	(10,276)	(4.9)%
Other Income (Expense), net	463	0.3%	(745)	(0.4)%
Net Loss	(20,567)	(12.4)%	(11,021)	(5.3)%
Less: Net Loss Attributable to Non-controlling Interest	7,289	4.4%	2,630	1.3%
Net Loss Attributable to Granite Falls Energy, LLC	$(13,278)	(8.0)%	$(8,391)	(4.0)%

Revenues

Our revenues from operations come from three primary sources: sales of fuel ethanol, sales of distillers’ grains and sales of corn oil. Our remaining consolidated revenues are attributable to miscellaneous other revenue from incidental sales of corn syrup at HLBE’s plant and revenues generated from natural gas pipeline operations at Agrinatural, net of eliminations for distribution fees paid by HLBE to Agrinatural for natural gas transportation services.

The following table shows the sources of our consolidated revenue and the approximate percentage of revenues from those sources to total revenues in our audited consolidated statements of operations for the fiscal year ended October 31, 2020 (amounts in thousands):

	Fiscal Year Ended Fiscal October 31, 2020
Revenue Sources	Sales Revenue	% of Total Revenues
Ethanol sales	$126,605	76.8%
Distillers' grains sales	29,673	17.9%
Corn oil sales	6,590	4.0%
Miscellaneous other	2,086	1.3%
Total Revenues	$164,954	100.0%

The following table shows the sources of our consolidated revenue and the approximate percentage of revenues from those sources to total revenues in our audited consolidated statements of operations for the fiscal year ended October 31, 2019 (amounts in thousands):

	Fiscal Year Ended Fiscal October 31, 2019
Revenue Sources	Sales Revenue	% of Total Revenues
Ethanol sales	$161,590	77.4%
Distillers' grains sales	37,046	17.8%
Corn oil sales	7,586	3.6%
Miscellaneous other	2,555	1.2%
Total Revenues	$208,777	100.0%

Our total consolidated revenues decreased by approximately 21.7% for the fiscal year ended October 31, 2020, as compared to the fiscal year 2019, primarily due to decreases in production of ethanol, distillers’ grains, and corn oil and decreases in average price received for our ethanol, distillers’ grains, and corn oil.

The following table reflects quantities of our three primary products sold and the average net prices received for the fiscal years ended October 31, 2020 and 2019 (quantities in thousands):

	Fiscal Year Ended October 31, 2020		Fiscal Year Ended October 31, 2019
Product	Quantity Sold	Avg. Net Price	Quantity Sold	Avg. Net Price
Ethanol (gallons)	105,172	$1.20	128,262	$1.26
Distillers' grains (tons)	240	$123.43	289	$128.25
Corn oil (pounds)	27,528	$0.24	30,907	$0.25

Ethanol

Total revenues from sales of ethanol decreased by approximately 21.7% for fiscal year 2020 compared to the fiscal year 2019 due primarily to an approximately 18.0% decrease in the volumes sold from period to period, coupled with an approximately 4.4% decrease in the average price per gallon we received for our ethanol. The decrease in price is primarily due to a decrease in demand for ethanol and significantly lower gasoline prices. We  sold fewer ethanol gallons during fiscal year 2020 as compared to fiscal year 2019 primarily due to decreases in ethanol production at the GFE and HLBE plants. Ethanol production was lower at our plants compared to the prior year as a result of the GFE plant and HLBE plant being idled due to effects of the COVID-19 pandemic from on or about April 3, 2020 through approximately May 18, 2020 and from on or about March 30, 2020 through approximately May 31, 2020, respectively. Additionally, in July 2020, HLBE’s plant experienced operational issues with its boiler, which negatively impacted production. Management anticipates higher ethanol production and sales during our 2021 fiscal year, as compared to our 2020 fiscal year.

We occasionally engage in hedging activities with respect to our ethanol sales. We recognize the gains or losses that result from the changes in the value of these derivative instruments in revenues as the changes occur. At October 31, 2020, GFE had fixed and basis contracts for forward ethanol sales for various delivery periods through December 2020 valued at approximately $11.8 million, and HLBE had fixed and basis contracts for forward ethanol sales for various delivery periods through December 2020 valued at approximately $12.4 million. Separately, ethanol derivative instruments resulted in a loss of approximately $350,000 during the fiscal year ended October 31, 2020, and a gain of approximately $220,000 during the fiscal year ended October 31, 2019.

Distillers’ Grains

Total revenues from sales of distillers’ grains decreased approximately 19.9% for fiscal year 2020 compared to fiscal year 2019. The decrease in distillers' grains revenues is primarily attributable to an approximately 17.0% decrease in the tons of distillers’ grains sold during fiscal year 2020 compared to fiscal year 2019, coupled with an approximately 3.8% decrease in the average price per ton we received for our distillers’ grains from period to period.

The decrease in the market price of distillers’ grains is due to decreased demand and lower prices in soybean meal, which is a competitive product to distillers’ grains. The decrease in total tons of distillers’ grains sold during fiscal year 2020 compared to the fiscal year 2019 was due to an approximately 34.4% decrease in distillers’ grains produced at HLBE’s plant and an approximately 10.0% decrease in distillers’ grain production at the GFE plant. The decreases in tons produced at both the GFE and HLBE plants was due to overall decreased production at both plants as a result of the GFE plant and HLBE plant being idled due to effects of the COVID-19 pandemic from on or about April 3, 2020 through approximately May 18, 2020 and from on or about March 30, 2020 through approximately May 31, 2020, respectively. Additionally, in July 2020, HLBE’s plant experienced operational issues with its boiler, which negatively impacted production. Management anticipates higher distillers’ grains production during our 2021 fiscal year, as compared to our 2020 fiscal year.

At October 31, 2020, GFE had forward contracts to sell approximately $5.9 million of distillers’ grains for delivery through March 2021, and HLBE had forward contracts to sell approximately $5.4 million of distillers’ grains for delivery through March 2021.

Corn Oil

Separating the corn oil from our distillers’ grains decreases the total tons of distillers’ grains that we sell; however, our corn oil has a higher per ton value than our distillers’ grains. Total revenues from sales of corn oil decreased by approximately 13.1% for fiscal year 2020 compared to the fiscal year 2019. This decrease is attributable to an approximately 10.9% decrease in pounds sold from period to period, coupled with an approximately 4.0% decrease in the average price per pound of corn oil sold from period to period.

Management attributes the decrease in corn oil sales during fiscal year 2020 as compared to 2019 primarily to decreased production at the plants as a result of the GFE plant and HLBE plant being idled due to effects of the COVID-19 pandemic from on or about April 3, 2020 through approximately May 18, 2020 and from on or about March 30, 2020 through approximately May 31, 2020, respectively. Additionally, in July 2020, HLBE’s plant experienced operational issues with its boiler, which negatively impacted production. Management anticipates higher corn oil production during our 2021 fiscal year, as compared to our 2020 fiscal year.

Although management believes that corn oil prices will remain relatively steady, prices may decrease if there is an oversupply of corn oil production resulting from increased production rates at ethanol plants or if biodiesel producers begin to utilize lower-priced alternatives such as soybean oil or if biodiesel blenders’ tax credit is not renewed and biodiesel production declines.

At October 31, 2020, GFE had forward corn oil sales contracts to sell approximately $681,000 for delivery through December 2020, and HLBE had forward corn oil sales contracts to sell approximately $633,000 for delivery through December 2020.

Cost of Goods Sold

Our cost of goods sold decreased by approximately 17.2% for the fiscal year ended October 31, 2020, as compared to the fiscal year ended October 31, 2019. However, cost of goods sold, as a percentage of revenues, increased to approximately 106.7% for the fiscal year ended October 31, 2020, as compared to approximately 101.8% for the 2019 fiscal year due to a narrower margin between the price of ethanol and the price of corn.  Approximately 90% of our total costs of goods sold is attributable to ethanol production. As a result, the cost of goods sold per gallon of ethanol produced for the fiscal year ended October 31, 2020 was approximately $1.69 per gallon of ethanol sold compared to approximately $1.67 per gallon of ethanol produced for the fiscal year ended October 31, 2019.

The following table shows the costs of corn and natural gas (our two largest single components of costs of goods sold), as well as all other components of cost of goods sold, which includes processing ingredients, depreciation expense, electricity, and wages, salaries and benefits of production personnel, and the approximate percentage of costs of those components to total costs of goods sold in our audited consolidated statements of operations for the fiscal year ended October 31, 2020 (amounts in thousands):

	Fiscal Year Ended October 31, 2020
	Cost	% of Cost of Goods Sold
	(in thousands)
Corn costs	$126,289	71.8%
Natural gas costs	9,209	5.2%
All other components of costs of goods sold	40,533	23.0%
Total Cost of Goods Sold	$176,031	100.0%

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

Corn Costs

Our cost of goods sold related to corn decreased approximately 19.1% for our 2020 fiscal year compared to our 2019 fiscal year, due primarily to an approximately 17.5% decrease in the number of bushels of corn processed from period to period, coupled with an approximately 1.9% decrease in the average price per bushel paid for corn from period to period. The corn-ethanol price spread (the difference between the price per gallon of ethanol and the price per bushel of grain divided by 2.8) for our 2020 fiscal year was approximately $0.03 less than the corn-ethanol price spread we experienced for same period of 2019.

For our fiscal years ended October 31, 2020 and 2019, our plants processed approximately 35.4 million and 42.9 million bushels of corn, respectively. This decrease was due primarily to decreased production at the plants as a result of the GFE plant and HLBE plant being idled due to effects of the COVID-19 pandemic from on or about April 3, 2020 through approximately May 18, 2020 and from on or about March 30, 2020 through approximately May 31, 2020, respectively. Additionally, in July 2020, HLBE’s plant experienced operational issues with its boiler, which negatively impacted production. Management anticipates higher corn consumption during our 2021 fiscal year compared to our 2020 fiscal year provided that we can achieve operating margins that allow us to continue to operate the ethanol plants at capacity.

The decrease in our cost per bushel of corn was primarily related to lower markets due to loss of demand as a result of the COVID-19 pandemic as well as favorable growing conditions through much of the growing season. Due to projected decreased corn stocks and projected slightly increased demand, management anticipates that corn prices will be higher during our 2021 fiscal year.

From time to time we enter into forward purchase contracts for our corn purchases. At October 31, 2020, GFE had forward corn purchase contracts for approximately 4.0 million bushels for deliveries through December 2022 and HLBE had forward corn purchase contracts for approximately 2.5 million bushels for deliveries through July 2022.

Our corn derivative positions resulted in a loss of approximately $2.4 million for the fiscal year ended October 31, 2020, which increased cost of goods sold and a gain of approximately $1.1 million for the fiscal year ended October 31, 2019, which decreased cost of goods sold. We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn in cost of goods sold as the changes occur.  As corn prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance. We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.

Natural Gas Costs

For our 2020 fiscal year, we experienced a decrease of approximately 22.4% in our overall natural gas costs compared to our 2019 fiscal year.  Management attributes the decrease in price to increased natural gas supply and less consumption due to decreased production at the plants as a result of the GFE plant and HLBE plant being idled due to effects of the COVID-19 pandemic from on or about April 3, 2020 through approximately May 18, 2020 and from on or about March 30, 2020 through approximately May 31, 2020, respectively. Additionally, in July 2020, HLBE’s plant experienced operational issues with its boiler, which negatively impacted production.  However, management anticipates higher natural gas prices during the winter months due to the typical seasonal natural gas cost increases experienced during the winter months.

Operating Expense

Operating expenses include wages, salaries and benefits of administrative employees at the plants, insurance, professional fees and similar costs.  Operating expenses as a percentage of revenues rose to 5.2% of revenues for our fiscal year ended October 31, 2020 compared to 3.1% of revenues for our fiscal year ended October 31, 2019. This increase is primarily due to lower revenues and the recognition of approximately $1.8 million loss on disposal of assets during the 2020 period at HLBE.

Our efforts to optimize efficiencies and maximize production may result in a decrease in our operating expenses on a per gallon basis. However, because these expenses generally do not vary with the level of production at the plant, we expect our operating expenses to remain relatively steady throughout the 2021 fiscal year.

Operating Loss

Our operating loss increased by approximately $10.8 million for our fiscal year ended October 31, 2020 compared to fiscal year 2019. This increase resulted largely from increased prices for corn relative to the price of ethanol and negative operating margin, largely due to losses on disposal of assets of approximately $1.8 million and goodwill impairment of approximately $1.4 million, and losses resulting from the GFE plant and HLBE plant being idled due to effects of the COVID-19 pandemic from on or about April 3, 2020 through approximately May 18, 2020 and from on or about March 30, 2020 through approximately May 31, 2020, respectively, and the HLBE plant experiencing operational issues with its boiler after production resumed.

Other Income (Expense), Net

We had net other income for our fiscal year ended October 31, 2020 of approximately $463,000 compared to net other expense of approximately $745,000 for our fiscal year ended October 31, 2019. We had more other income during fiscal year 2020 compared to fiscal year 2019 due primarily to approximately $472,000 investment income received during the 2020 fiscal year compared to the 2019 fiscal year.

Changes in Financial Condition at October 31, 2020 and 2019

The following table highlights the changes in our financial condition at October 31, 2020 compared to October 31, 2019 (amounts in thousands):

	October 31, 2020	October 31, 2019
Current Assets	$31,715	$36,163
Total Assets	$116,198	$106,055
Current Liabilities	$31,252	$13,355
Long-Term Debt, less current portion	$5,876	$6,639
Operating lease, long-term liabilities	$15,755	$—
Other Long-Term Liabilities	$1,422	$1,376
Members' Equity attributable to Granite Falls Energy, LLC	$52,112	$65,469
Non-controlling Interest	$9,780	$19,216

The increase in total assets at October 31, 2020 compared to the prior year is primarily due to the recognition of operating lease right of use asset of approximately $19.4 million in the 2020 period.

Total current liabilities increased by approximately $17.9 million at October 31, 2020 compared to October 31, 2019. This increase was mainly due to increases in current maturities of long-term debt of approximately $10.9 million, accounts payable of approximately $1.1 million, checks drawn in excess of bank balance of approximately $693,000, commodity derivative instruments of approximately $816,000, and the recognition of short-term operating lease liabilities of approximately $3.6 million.

Long-term debt totaled approximately $5.9 million at October 31, 2020, which is approximately $0.7 million lower than our long-term debt at October 31, 2019. The decrease is primarily due to the amortization of the Project Hawkeye loan.

Our other long-term liabilities increased by approximately $46,000 at October 31, 2020 compared to October 31, 2019. The increase is due to rail car rehabilitation costs recorded for fiscal year 2020.

Members’ equity attributable to Granite Falls Energy, LLC at October 31, 2020 decreased by approximately $13.4 million compared to October 31, 2019. The decrease was due primarily to the net loss attributable to Granite Falls Energy, LLC of approximately $13.3 million at October 31, 2020.

Non-controlling interest totaled approximately $9.8 million at October 31, 2020. This is directly related to recognition of the approximately 49.3% noncontrolling interest in HLBE at October 31, 2020. Also, this decreased by approximately $2.0 million due to acquisition of the Agrinatural non-controlling interest during fiscal year 2020.

Liquidity and Capital Resources

Our principal sources of liquidity consist of cash provided by operations, cash on hand, and available borrowings under our credit facilities with AgCountry and Compeer.  Our principal uses of cash are to purchase raw materials necessary to operate the ethanol plants, capital expenditures to maintain and upgrade our plants, to make debt service payments, and to make distribution payments to our members.

We do not currently anticipate any significant purchases of property and equipment that would require us to secure additional capital in the next twelve months. For our 2021 fiscal year, we anticipate completion of several small capital projects to maintain current plant infrastructure and improve operating efficiency.  We expect to have sufficient cash generated by continuing operations and availability on our credit facilities and other loans to fund our operations and complete our capital expenditures during our 2021 fiscal year.  However, should unfavorable operating conditions continue in the ethanol industry that prevent us from profitably operating our plants, we may need to seek additional debt or equity funding or further idle ethanol production altogether.

Management continues to evaluate conditions in the ethanol industry and explore opportunities to improve the efficiency and profitability of our operations which may require additional capital to supplement cash generated from operations and our current debt.

Year Ended Compared October 31, 2020 to Year Ended October 31, 2019

The following table summarizes cash flows for the fiscal years ended October 31 (amounts in thousands):

	2020	2019
Net cash provided by (used in) operating activities	$(3,647)	$1,967
Net cash used in investing activities	$(5,826)	$(1,430)
Net cash provided by (used in) financing activities	$9,479	$(1,864)
Net increase (decrease) in cash and restricted cash	$6	$(1,327)

Operating Cash Flows

During the fiscal year ended October 31, 2020, net cash provided by operating activities decreased by approximately $5.6 million compared to the fiscal year ended October 31, 2019. This decrease was due primarily to an approximately $9.5 million increase in net loss, which was partially offset by a non-cash charge in fiscal year 2020 for loss on disposal of assets of approximately $1.8 million and decreases from period to period in various working capital items.

Investing Cash Flows

Cash used in investing activities was approximately $4.4 million more during fiscal year 2020 as compared to fiscal year 2019. During fiscal year 2020, we used approximately $5.8 million of cash related capital expenditures at the GFE and HLBE plants. Comparatively, during fiscal year 2019, we used approximately $500,000 of cash related to GFE’s subscription for its additional Ringneck investment and approximately $930,000 for capital expenditures at the GFE and HLBE plants.

Financing Cash Flows

We were provided with approximately $9.5 million by financing activities during fiscal year 2020, as compared to using approximately $1.9 million in financing activities during fiscal year 2019, to acquire non-controlling interest in the amount of $2.0 million. During fiscal year 2020, we had net proceeds of approximately $10.3 million of long-term debt. In comparison, for fiscal year 2019, we used cash to make member distributions of approximately $1.2 million, payments of approximately $414,000 on long-term debt and to acquire non-controlling interest in the amount of approximately $225,000.  Additionally, in fiscal year 2020, we received proceeds from our Paycheck Protection Program loans of approximately $596,000 and $704,000 at HLBE and GFE, respectively.

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

Under the seasonal revolving loan, GFE could borrow, repay, and re-borrow up to the aggregate principal commitment of $6.0 million until its maturity on October 1, 2020. On September 30, 2020, the seasonal revolving loan was converted into a revolving term loan in the amount of $11,000,000 that will expire on October 20, 2024. GFE had no outstanding balance on the revolving term loan at October 31, 2020.  The aggregate principal amount available to GFE for borrowing was $11.0 million at October 31, 2020.

Interest on the revolving term loan accrues at a variable weekly rate equal to 3.25% above the higher of 0.00% or the One-Month London Interbank Offered Rate (“LIBOR”) Index rate, which totaled 3.39% at October 31, 2020.

GFE pays an unused commitment fee on the unused portion of the seasonal revolving loan commitment at the rate of 0.500% per annum, payable monthly in arrears. The credit facility with AgCountry is secured by substantially all of GFE’s assets. There are no savings account balance collateral requirements as part of this credit facility.

GFE's credit facility with AgCountry is subject to numerous financial and non-financial covenants that limit distributions and debt and require minimum working capital, minimum local net worth, and debt service coverage ratio, including the following:

●	GFE may not create or incur any indebtedness except for debt to AgCountry, accounts payable to trade creditors, subordinated debt owed to Project Hawkeye, or debt to other lenders in an aggregate amount not exceed $750,000 without the consent of Co-Bank or AgCountry.
●	GFE may not make loans or advances or purchase capital stock, obligations or other securities, or make any capital contribution to or otherwise invest in any entity, other than trade credit in ordinary course of business, investments of GFE in HLBE as of the date of the amendment of the credit facility, or investments in Ringneck of up to $7.5 million.
●	GFE may not create or incur any obligation as a lessee under operating leases except leases with Farm Credit Leasing Corporation, leases existing as of the date of the amendment of the credit facility, rail car leases provided such rail car leases may not exceed an initial or extended term of 120 months, and other leases which do not require GFE to make scheduled payments in any fiscal year in excess of $100,000.
●	GFE must maintain working capital of at least $10.0 million. Working capital is calculated as GFE’s current assets, less GFE’s current liabilities.
●	GFE must maintain a debt service coverage ratio of at least 1.5 to 1.0. The debt service coverage ratio is calculated as GFE’s net income (after taxes), plus depreciation and amortization, minus extraordinary gains (plus losses), minus gain (plus loss) on asset sales and divided by $4.0 million.
●	GFE may make member distributions of up to 75% of GFE’s net income without the consent of AgCountry provided GFE remains in compliance with its loan covenants following the distribution. Any member distributions in excess of 75% of GFE’s net income must be pre-approved by AgCountry.

During the second fiscal quarter of 2020, the credit facility was amended to reduce the working capital covenant to $9 million, from the original $10 million working capital covenant, during the period from March 31, 2020 through September 30, 2020, and increasing to $10 million beginning October 1, 2020. Additionally, the current portion of leases are excluded from the calculation of current liabilities.   Failure to comply with the protective loan covenants or maintain the required financial ratios may cause acceleration of the outstanding principal balances on the revolving term loan and/or the imposition of fees, charges or penalties. For the fiscal year ended October 31, 2019, GFE had an event of non-compliance with the debt service coverage ratio as defined in the credit facility. In December 2019, GFE received a waiver from its lender waiving this event of non-compliance. In May 2020, GFE had an event of non-compliance related to the minimum working capital requirement as defined in the credit facility. The Company obtained a waiver from its lender for this event of non-compliance. For the fiscal year ended October 31, 2020, GFE had an event of non-compliance with respect to our debt service coverage ratio.  GFE has obtained a waiver from its lender for this event of non-compliance.

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

On August 2, 2017, the Fagen Energy credit facility was terminated and there were no amounts outstanding at termination. Simultaneously with the termination of the Fagen Energy credit facility, GFE entered into a replacement credit facility with Project Hawkeye. The terms of the replacement credit facility allow GFE to borrow up to $7.5 million of variable-rate, amortizing non-recourse debt from Project Hawkeye using the Ringneck investment as collateral.  On August 2, 2017, GFE borrowed $7.5 million under the Project Hawkeye credit facility to finance the balance of its investment in Ringneck. The outstanding balance on this loan was approximately $6,339,000 at October 31, 2020.

The Project Hawkeye loan bears interest from the date funds are first advanced on the loan through maturity, at a rate per annum equal to the sum of (x) the One Month LIBOR Index Rate plus (y) 3.05% per annum, with an interest rate floor of 3.55%. The interest rate was 3.55% and 4.82% at October 31, 2020 and 2019, respectively.

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

SBA Paycheck Protection Program Loan

In March 2020, Congress passed the Paycheck Protection Program, authorizing loans to small businesses for use in paying employees that they continue to employ throughout the COVID-19 pandemic and for rent, utilities and interest on mortgages. Loans obtained through the Paycheck Protection Program are eligible to be forgiven as long as the proceeds are used for qualifying purposes and certain other conditions are met. On April 17, 2020, GFE received a loan in the amount of $703,900 through the Paycheck Protection Program. Management expects that the entire loan will be used for payroll, utilities and interest; therefore, management anticipates that the loan will be substantially forgiven. To the extent it is not forgiven, GFE would be required to repay that portion at an interest rate of 1% over a period of two years, beginning August 2021 with a final installment in April 2022.

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

2018 Credit Facility with Compeer

The 2018 Credit Facility included an amended and restated revolving term loan with a $4.0 million principal commitment and a revolving seasonal line of credit with a $4.0 million principal commitment.  CoBank, ACP (“CoBank”) will continue to act as Compeer's administrative agent with respect to HLBE’s 2018 Credit Facility and has a participation interest in the loans. HLBE agreed to pay CoBank an annual fee of $2,500 for its services as administrative agent.

Under the terms of the amended revolving term loan, HLBE may borrow, repay, and reborrow up to the aggregate principal commitment amount of $4.0 million.  Final payment of amounts borrowed under amended revolving term loan was due December 1, 2021.  Interest on the amended revolving term loan accrues at a variable weekly rate equal to 3.10% above the One-Month London Interbank Offered Rate (“LIBOR”) Index rate, which was 3.24% at October 31, 2020.

HLBE agreed to pay an unused commitment fee on the unused available portion of the amended revolving term loan commitment at the rate of 0.500% per annum, payable monthly in arrears.

The aggregate principal amount available to HLBE for borrowing under the revolving term loan at October 31, 2019 was $4.0 million.

Under the terms of the seasonal revolving loan, HLBE may borrow, repay, and reborrow up to the aggregate principal commitment amount of $4.0 million until its maturing on May 1, 2020.  Amounts borrowed under the seasonal revolving loan bear interest at a variable weekly rate equal to 2.85% above the LIBOR Index rate, which was 2.99% at October 31, 2020.

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

2020 Credit Facility with Compeer

The 2020 Credit Facility includes an amended and restated revolving term loan with an $8,000,000 principal commitment, which was increased to a $13,000,000 principal commitment in June 2020.  The loans are secured by substantially all of the Company’s assets, including a subsidiary guarantee. The 2020 Credit Facility contains customary covenants, including restrictions on the payment of dividends and loans and advances to Agrinatural, and maintenance of certain financial ratios including minimum working capital, minimum net worth and a debt service coverage ratio as defined by the credit facility. During the second fiscal quarter of 2020, the 2020 Credit Facility was amended to reduce the working capital covenant to $8 million, from the original $10 million working capital covenant, for the period of April 30, 2020 through December 31, 2020, and increasing to $10 million beginning January 1, 2021. Additionally, the current portion of leases are excluded from the calculation of current liabilities. Failure to comply with the protective loan covenants or maintain the required financial ratios may cause acceleration of the outstanding principal balances on the revolving term loan and/or the imposition of fees, charges, or penalties. In May 2020, HLBE had an event of non-compliance related to the minimum working capital requirement as defined in the 2020 Credit Facility. HLBE has obtained a waiver from its lender for this event of non-compliance. As of and for the fiscal year ended October 31, 2020, HLBE had events of non-compliance with respect to its working capital covenant and its debt service coverage ratio. HLBE has since obtained a waiver for the non-compliance events from the lending institution.

Under the terms of the amended and restated revolving term loan, HLBE may borrow, repay, and reborrow up to the aggregate principal commitment amount of $13,000,000.  Final payment of amounts borrowed under amended revolving term loan is due December 1, 2022. Interest on the amended and restated revolving term loan accrues at a variable weekly rate equal to 3.35% above the LIBOR Index rate, which was 3.51% at October 31, 2020. HLBE agreed to pay an unused commitment fee on the unused available portion of the amended revolving term loan commitment at the rate of 0.500% per annum, payable monthly in arrears.

As part of the 2020 Credit Facility closing, HLBE entered into an amended administrative agency agreement with CoBank.  As a result, CoBank will continue act as the agent for the lender with respect to the 2020 Credit Facility. The Company agreed to pay CoBank an annual fee of $2,500 for its services as administrative agent.

HLBE was out of compliance with its debt covenants at its fiscal year end.  Although the lender waived this event, additional noncompliance and forecasted probably future noncompliance has resulted in the reclassification of approximately $10,300,000 of long term debt has been as current maturities.  Due to operational losses, HLBE has a shortage of working capital.  As a result, it exited its Chicago Board of Trade corn futures positions, realized losses, and has become unprotected against future corn price increases,   HLBE will need to obtain either additional equity or debt financing.   There is a risk that CoBank, as the administrative agent for our lender Compeer, may seek to enforce its security interests and take control of HLBE’s assets.  If that were to happen, HLBE may be faced with the prospects of either ceasing operations or seeking Chapter 11 “reorganization” bankruptcy protection.

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

Negotiable Promissory Note

In December 2020, HLBE entered into a negotiable promissory note with GFE with a $5,000,000 principal commitment. Interest on the loan accrues at a variable weekly rate equal to the higher of 1.00% or the One-Month LIBOR Index rate, plus 3.35%. The note is due on demand, and accrued interest must be paid in full the first business day of each month. The note is unsecured and may be prepaid at any time without penalty.

In January 2021, HLBE borrowed the $5,000,000 on the promissory note. In February 2021, GFE agreed to modify the promissory note to remove the due on demand feature, instead agreeing that GFE will not require any principal repayment on the loan until March 2023. However, should there be future violations of the Compeer loan covenants, those violations would also be considered a default on this promissory note.

Short Term Revolving Promissory Note

In February 2021, HLBE entered into a revolving promissory note with its lender in order to finance the operating needs of HLBE. Under the terms, HLBE may borrow, repay and reborrow up to the aggregate principal commitment amount of $5,000,000. Final payment of amounts borrowed under the revolving promissory note is June 1, 2021. Interest of the loan accrues at a variable weekly rate equal to 3.35% above the higher of 0.00% or the One-Month London Interbank Offered Rate (“LIBOR”) Index rate and is payable monthly in arrears. In addition, HLBE agreed to pay an unused commitment fee on the unused available portion of the loan at the rate of 0.50% per annum payable monthly in arrears. The revolving promissory note is subject to the 2020 Credit Facility.

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

As of October 31, 2020 and 2019, there was a total of approximately $301,000 and $634,000 in outstanding water revenue bonds, respectively. HLBE classifies its obligations under these bonds as assessments payable. The interest rates on the bonds range from 0.50% to 8.73%. Final payment on the water revenue bonds is due October 2021.

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

Upon the passage of the May 1, 2019 maturity date, Agrinatural went into default on the Original Agrinatural Credit Facility. As noted, HLBE has a security interest in all of Agrinatural’s assets. No interruption in the service of natural gas to its ethanol production facility occurred as a result of the default. The balance of this loan was approximately $1.1 million October 31, 2019. Subsequent to the closing of HLBE’s indirect acquisition of Agrinatural’s non-controlling interest in December 2019, the parties agreed to forgive the debt related to the Original Agrinatural Credit Facility.

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

Upon the passage of the May 1, 2019 maturity date, Agrinatural went into default on the Additional Agrinatural Credit Facility. As noted, HLBE has a security interest in all of Agrinatural’s assets. No interruption in the service of natural gas to its ethanol production facility occurred as a result of the default. The balance of this loan was approximately $1.5 million at October 31, 2019. Subsequent to the closing of HLBE’s indirect acquisition of Agrinatural’s non-controlling interest in December 2019, the parties agreed to forgive the debt related to the Additional Agrinatural Credit Facility.

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

Agrinatural generates revenue from the transportation of natural gas to residential and commercial customers. Revenue is recognized at the point when natural gas is delivered at the transaction price established in the contract.

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

The Company has adopted authoritative guidance related to “Derivatives and Hedging,” and has included the required enhanced quantitative and qualitative disclosure about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses from derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. See further discussion in Note 7 to our consolidated financial statements.

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

Rail Car Rehabilitation Costs

GFE leases 75 hopper rail cars under a multi-year agreement, which ends November 2025. HLBE leases 50 hopper rail cars under a multi-year agreement, which ends in May 2027. Under the agreements, the Company is required to pay to rehabilitate each car for “damage” that is considered to be other than normal wear and tear upon turn in of the car(s) at the termination of the lease. Prior to the year ending October 31, 2019, the Company believed ongoing repairs resulted in an insignificant future rehabilitation expense. During the year ending October 31, 2019, based on new information, we re-evaluated our assumptions and believe that it is probable that we may be assessed for damages incurred. During the years ended October 31, 2020 and 2019, GFE has recorded an estimated long-term liability totaling $825,000. During the fiscal years ended October 31, 2020 and 2019, HLBE has recorded an estimated long-term liability totaling approximately $596,000 and $551,000, respectively. The Company accrues the estimated cost of rail car damages over the term of the leases as the damages are incurred.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Governors and Members of

Granite Falls Energy, LLC and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Granite Falls Energy, LLC and Subsidiaries (the Company) as of October 31, 2020 and 2019, and the related consolidated statements of operations, changes in members’ equity, and cash flows for each of the years in the two-year period ended October 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended October 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Minneapolis, Minnesota
February 16, 2021

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES

Consolidated Balance Sheets

ASSETS	October 31, 2020	October 31, 2019
Current Assets
Cash	$11,423,427	$13,521,774
Restricted cash	2,156,694	52,516
Accounts receivable	3,386,068	7,427,895
Inventory	13,791,805	13,803,025
Commodity derivative instruments	56,050	823,098
Prepaid expenses and other current assets	901,384	534,948
Total current assets	31,715,428	36,163,256

Property and Equipment, net	54,965,983	58,269,142

Goodwill	—	1,372,473

Investments	9,799,384	9,327,584

Operating lease right of use assets	19,383,654	—

Other Assets	333,254	922,254

Total Assets	$116,197,703	$106,054,709

LIABILITIES AND MEMBERS' EQUITY
Current Liabilities
Current maturities of long-term debt	$12,954,538	$1,405,406
Checks drawn in excess of bank balances	692,984	—
Accounts payable	12,294,097	11,168,471
Commodity derivative instruments	816,478	—
Accrued expenses	865,883	780,795
Operating lease, current liabilities	3,628,259	—
Total current liabilities	31,252,239	13,354,672

Long-Term Debt, less current portion	5,876,318	6,639,488

Operating Lease, long-term liabilities	15,755,395	—

Other Long-Term Liabilities	1,421,924	1,376,000

Commitments and Contingencies

Members' Equity
Members' equity attributable to Granite Falls Energy, LLC consists of 30,606 units authorized, issued, and outstanding at both October 31, 2020 and October 31, 2019	52,111,525	65,468,635
Non-controlling interest	9,780,302	19,215,914
Total members' equity	61,891,827	84,684,549

Total Liabilities and Members' Equity	$116,197,703	$106,054,709

Notes to the Consolidated Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES

Consolidated Statements of Operations

	Fiscal Year Ended October 31,
	2020	2019

Revenues	$164,953,841	$208,777,119

Cost of Goods Sold	176,031,094	212,560,274

Gross Loss	(11,077,253)	(3,783,155)

Operating Expenses	8,580,559	6,493,422

Goodwill Impairment	1,372,473	—

Operating Loss	(21,030,285)	(10,276,577)

Other Income (Expense):
Other income, net	497,272	235,544
Interest income	45,991	212,445
Interest expense	(552,500)	(520,268)
Investment income (loss)	471,800	(672,416)
Total other income (expense), net	462,563	(744,695)

Net Loss	$(20,567,722)	$(11,021,272)

Less: Net Loss Attributable to Non-controlling Interest	7,289,429	2,630,351

Net Loss Attributable to Granite Falls Energy, LLC	$(13,278,293)	$(8,390,921)

Weighted Average Units Outstanding - Basic and Diluted	30,606	30,606

Amounts attributable to Granite Falls Energy, LLC:

Net Loss Per Unit - Basic and Diluted	$(433.85)	$(274.16)

Distributions Per Unit	$—	$40.00

Notes to the Consolidated Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES

Consolidated Statement of Changes in Members’ Equity

	Members' Equity
	Attributable to
	Granite Falls	Non-controlling	Total Members'
	Energy, LLC	Interest	Equity

Balance - October 31, 2018	$75,083,782	$21,846,265	$96,930,047

Member Distribution	(1,224,226	—	(1,224,226
Net loss attributable to non-controlling interest	—	(2,630,351	(2,630,351
Net loss attributable to Granite Falls Energy, LLC	(8,390,921	—	(8,390,921

Balance - October 31, 2019	65,468,635	19,215,914	84,684,549

Acquisition of non-controlling interest	(78,817	(2,146,183	(2,225,000
Net loss attributable to non-controlling interest	—	(7,289,429	(7,289,429
Net loss attributable to Granite Falls Energy, LLC	(13,278,293	—	(13,278,293

Balance - October 31, 2020	$52,111,525	$9,780,302	$61,891,827

Notes to the Consolidated Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Fiscal Year Ended October 31,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$(20,567,722)	$(11,021,272)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Depreciation and amortization	9,310,775	9,410,659
Change in fair value of derivative instruments	2,719,697	(1,325,608)
Loss (gain) on disposal of assets	1,833,928	2,527
Loss (gain) on equity method investments	(471,800)	672,416
Goodwill impairment	1,372,473	—
Changes in operating assets and liabilities:
Commodity derivative instruments	(1,136,171)	1,410,088
Accounts receivable	4,041,827	(102,692)
Inventory	11,220	1,113,784
Prepaid expenses and other current assets	(2,436)	(28,022)
Accounts payable	(889,813)	1,066,539
Accrued expenses	85,088	(607,498)
Accrued railcar rehabilitation costs	45,924	1,376,000
Net Cash Provided By (Used In) Operating Activities	(3,647,010)	1,966,921

Cash Flows from Investing Activities:
Purchase of investment	—	(500,000)
Payments for capital expenditures	(5,826,105)	(930,189)
Net Cash Used in Investing Activities	(5,826,105)	(1,430,189)

Cash Flows from Financing Activities:
Checks drawn in excess of bank balances	692,984	0
Proceeds from long-term debt	66,305,585	—
Payments on long-term debt	(56,819,216)	(414,307)
Proceeds from Paycheck Protection Program loan	1,299,593	—
Acquisition of non-controlling interest	(2,000,000)	(225,000)
Member distributions paid	—	(1,224,226)
Net Cash Provided by (Used in) Financing Activities	9,478,946	(1,863,533)

Net Increase (Decrease) in Cash and Restricted Cash	5,831	(1,326,801)

Cash and Restricted Cash - Beginning of Period	13,574,290	14,901,091

Cash and Restricted Cash - End of Period	$13,580,121	$13,574,290

Reconciliation of Cash and Restricted Cash
Cash - Balance Sheet	$11,423,427	$13,521,774
Restricted Cash - Balance Sheet	2,156,694	52,516
Cash and Restricted Cash	$13,580,121	$13,574,290

Supplemental Cash Flow Information
Cash paid during the period for:
Interest expense	$463,861	$520,268

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Purchase of equipment with trade-in value	$—	$29,000
Capital expenditures and construction in process included in accounts payable	$2,140,625	$125,186

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

Additionally, GFE owns a majority interest in Heron Lake BioEnergy, LLC (“HLBE”).  HLBE is a Minnesota limited liability company currently producing fuel-grade ethanol, distillers’ grains, and crude corn oil near Heron Lake, Minnesota and sells these products, pursuant to marketing agreements, throughout the continental United States. HLBE’s plant has an approximate annual production capacity of 60 million gallons, but is currently permitted to produce up to 72.3 million gallons per year of undenatured ethanol on a twelve-month rolling sum basis.  Additionally, HLBE, through a wholly owned subsidiary, operates a natural gas pipeline that provides natural gas to the HLBE’s ethanol production facility and other customers.

Principles of Consolidation

The accompanying consolidated financial statements consolidate the operating results and financial position of GFE, and its approximately 50.7% owned subsidiary, HLBE (through GFE’s 100% ownership of Project Viking, L.L.C.).  Given GFE’s control over the operations of HLBE and its majority voting interest, GFE consolidates the financial statements of HLBE with its consolidated financial statements. The remaining approximately 49.3% ownership of HLBE is included in the consolidated financial statements as a non-controlling interest. HLBE, through its wholly owned subsidiary, HLBE Pipeline Company, LLC (collectively, “the Company”). Given the Company’s control over the operations of Agrinatural and its majority voting interest, the Company consolidates the financial statements of Agrinatural with its consolidated financial statements, with the equity and earnings (loss) attributed to the remaining 27% non-controlling interest identified separately in the accompanying consolidated balance sheets and statements of operations through December 11, 2019 when the remaining non-controlling interest was acquired. All significant intercompany balances and transactions are eliminated in consolidation.  All references to “we”, “us”, “our”, and the “Company” collectively refer to GFE and its wholly owned and majority owned subsidiaries.

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

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

●	Ethanol. The Company sells its ethanol via a marketing agreement with Eco-Energy, Inc. Eco-Energy sells one hundred percent of the Company's ethanol production based on agreements with end users at prices agreed upon mutually among the end user, Eco-Energy and the Company. Our performance obligations consist of our obligation to deliver ethanol to our customers. Our customer contracts consist of orders received from the customer pursuant to a marketing agreement. The marketing agreement calls for control and title to pass to Eco-Energy once a rail car is released to the railroad or a truck is released from the Company's scales. Revenue is recognized then at the price in the agreement with the end user, net of commissions, freight, and fees.

●	Distillers grains. The Company engages another third-party marketing company, RPMG, Inc., to sell one hundred percent of the distillers grains it produces at the plant. RPMG takes title and control once a rail car is released to the railroad or a truck is released from the Company's scales. Prices are agreed upon between RPMG and the Company. Our performance obligations consist of our obligation to deliver corn oil to our customers. Our customer contracts consist of orders received from the customer pursuant to a marketing agreement. Revenue is recognized net of commissions, freight and fees.

●	Distillers corn oil (corn oil). The Company sells one hundred percent of its corn oil production to RPMG, Inc. The process for selling corn oil is the same as our distillers’ grains. RPMG takes title and control once a rail car is released to the railroad or a truck is released from the Company's scales. Prices are agreed upon between RPMG and the Company. Our performance obligations consist of our obligation to deliver corn oil to our customers. Our customer contracts consist of orders received from the customer pursuant to a marketing agreement. Revenue is recognized net of commissions, freight and fees.

Cost of Goods Sold

The primary components of cost of goods sold for the production of ethanol and related co-products are corn, energy, raw materials, overhead, depreciation, rail car rehabilitation costs, and direct labor.

Operating Expenses

The primary components of operating expenses are salaries and expenses for administrative employees, professional fees, board of governor expenses, loss on disposal of assets and property taxes.

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

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Accounts Receivable

Credit terms are extended to customers in the normal course of business. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral.

Accounts receivable are recorded at their estimated net realizable value. Accounts are considered past due if payment is not made on a timely basis in accordance with the Company’s credit terms. Accounts considered uncollectible are written off. The Company follows a policy of providing an allowance for doubtful accounts; however, based on historical experience, and its evaluation of the current status of receivables, the Company is of the belief that such accounts will be collectible in all material respects and thus an allowance was not necessary at October 31, 2020 or 2019. It is at least possible this estimate will change in the future.

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

Long-Lived Assets

Long-lived assets, such as property and equipment, and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When determining impairment losses, a long-lived asset should be grouped with other assets or liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets or liabilities.  If circumstances require a long-lived asset be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by an asset to the carrying value of the asset. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including, but not limited to, discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. No impairment expense was recorded during fiscal 2020 and 2019.

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

On June 29, 2018, GFE executed a subscription agreement for investment in Harvestone Group, LLC (“Harvestone”), a Delaware limited liability company, and a Joinder to the Operating Agreement of Harvestone.  In connection with the execution of the subscription agreement and joinder, GFE made a capital contribution of $2.0 million in exchange for twenty (20) preferred membership units. Harvestone is an ethanol marketing, logistics, and trading company headquartered in Franklin, Tennessee.  Harvestone is owned by several other ethanol producers and other private investors, and its primary business is marketing and trading for member and non-member ethanol producers. The marketing and trading commenced in January 2019.

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The investments are accounted for by the equity method, under which the Company’s share of the net income of the investee is recognized as income in the Company’s Consolidated Statements of Operations and added to the investment account, and distributions received from the affiliates are treated as a reduction of the investment.

Summarized financial information of Ringneck is as follows:

	October 31,
	2020	2019
Current Assets	$19,510,000	$10,407,000
Total Assets	149,434,000	146,986,000
Current Liabilities	16,206,000	7,612,000
Total Liabilities	69,439,000	67,916,000
Members' Equity	79,995,000	79,070,000

	12 Months Ended October 31,
	2020	2019
Revenue	$114,768,000	$47,098,000
Gross Profit (Loss)	6,325,000	(3,115,000)
Operating Profit (Loss)	7,758,000	(7,301,000)
Net Profit (Loss)	424,000	(9,893,000)

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

The three levels of the fair value hierarchy are as follows:

●	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

●	Level 2 inputs include:

1.	Quoted prices in active markets for similar assets or liabilities.

2.	Quoted prices in markets that are observable for the asset or liability either directly or indirectly, for substantially the full term of the asset or liability.

3.	Inputs that derived primarily from or corroborated by observable market date by correlation or other means.

●	Level 3 inputs are unobservable inputs for the asset or liability.

The level in the fair value hierarchy within which a fair measurement in its entirety falls is based on the lowest level input that is significant to the fair value measurement in its entirety.

Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value, the Company has elected not to record any other assets or liabilities at fair value. No events occurred during the fiscal

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

years ended October 31, 2020 or 2019 that required adjustment to the recognized balances of assets or liabilities, which are recorded at fair value on a nonrecurring basis.

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

Income Taxes

The Company is treated as a partnership for federal and state income tax purposes, and generally does not incur income taxes. Instead its earnings and losses are included in the income tax returns of its members. Therefore, no provision or liability for federal or state income taxes has been included in these financial statements. Differences exist between financial statement basis of assets and tax basis of assets and financial statement basis of liabilities and tax basis of liabilities. In addition, the Company uses the alternative depreciation system for tax depreciation instead of the straight-line method that is used for book depreciation, which also causes temporary differences. The Company’s tax year end is December 31.

The Company had no significant uncertain tax positions as of October 31, 2020 or 2019 that would require disclosure, primarily due to the partnership tax status. The Company recognizes and measures tax benefits when realization of the benefits is uncertain under a two-step approach. The first step is to determine whether the benefit meets the more-likely-than-not condition for recognition and the second step is to determine the amount to be recognized based on the cumulative probability that exceeds 50%. Primarily due to the Company’s tax status as a partnership, the adoption of this guidance had no material impact on the Company’s financial condition or results of operations.

The Company files income tax returns in the U.S. federal and Minnesota state jurisdictions. For years before 2017, the Company is no longer subject to U.S. Federal or state income tax examinations.

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

Environmental Liabilities

The Company’s operations are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which it operates. These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its location. Accordingly, the Company has adopted policies, practices, and procedures in the areas of pollution control, occupational health, and the production, handling, storage, and use of hazardous materials to prevent material environmental or other damage, and to limit the financial liability, which could result from such events. Environmental liabilities are recorded when the liability is probable and the costs can be reasonably estimated. No expense has been recorded for the fiscal years ended October 31, 2020 or 2019.

Goodwill

Goodwill represents the cost in excess of the fair value of net assets acquired. The Company conducts impairment assessments annually or when events indicate a triggering event has occurred. A triggering event was noted due to the prolonged ongoing uncertainty in the global markets as a result of the COVID-19 pandemic and the net loss for fiscal year

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

2020. As such, an impairment test was performed on the Company's goodwill as of October 31, 2020 using a discounted cash flow model. This test resulted in a full impairment loss of approximately $1,372,000 at October 31, 2020.

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

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued new guidance on accounting for leases under Accounting Standards Codification 842 (ASC 842). Under the new guidance, lessees are required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted cash flow basis; and (2) a “right of use” asset, which is an asset that represents the lessee’s right to use the specified asset for the lease term. Lease expense under the new guidance is substantially the same as prior to the adoption. See Note 11 for further information.

In January 2017, FASB issued ASU No. 2017-04, Intangibles–Goodwill and Other (Topic 350): Simplifying the Test of Goodwill Impairment, which eliminates Step 2 from the goodwill impairment test (i.e., the requirement for an entity to calculate the implied fair value of goodwill in measuring a goodwill impairment loss). ASU 2017-04 provides that a company should perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying value and should recognize an impairment charge if the carrying value exceeds the fair value of the reporting unit, but only to the extent of the goodwill amount allocated to that reporting unit. Companies still have the option to perform a qualitative assessment to determine if the quantitative impairment test is necessary.  We early adopted this standard as of November 1, 2019. This standard did not have a significant effect on our accounting policies or on our consolidated financial statements and related disclosures.

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

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

HLBE was out of compliance with certain debt covenants on October 31, 2020, for which a waiver was obtained from the lender. Subsequent to October 31, 2020, HLBE had further instances of noncompliance with debt covenants and has forecasted that it is probable that there will be future instances of noncompliance with debt covenants within the next twelve months. These conditions result in the classification of all HLBE debt with the lender as current as of October 31, 2020.  HLBE has insufficient cash on hand and additional borrowing capacity, and current forecasts indicate insufficient cash flows from operations, to repay the debt if it were to come due as a result of covenant noncompliance. While the Company believes the replacement of the HLBE boiler has improved the operating performance of the plant, and led to lower operating costs, market conditions have resulted in losses. HLBE intends to source other capital sources, which may include re-negotiating their debt agreements and terms. At this time, there are no commitments to do so and we may not be successful in doing so.

The Company, and the ethanol industry as a whole, experienced significant adverse conditions throughout most of 2019 and 2020 as a result of industry-wide record low ethanol prices due to reduced demand and high industry inventory levels. These factors resulted in prolonged negative operating margins, significantly lower cash flow from operations and substantial net losses. We expect to have sufficient cash on hand and availability on our credit facilities and other loans to fund our operations and commitments for the next twelve months from the issuance date of these consolidated financial statements.  However, should unfavorable operating conditions continue in the ethanol industry that prevent us from profitably operating our plant, we may need to seek additional debt or equity funding or further idle ethanol production altogether.

Additionally, supply and demand for ethanol are impacted by federal and state legislation and regulation, most significantly the Renewable Fuels Standard (“RFS”), and any changes in legislation or regulation could cause the demand for ethanol to decline or its supply to increase, which could have a material adverse effect on our business, results of operations and financial condition, and the ability to operate at a profit. In May 2020, the EPA delivered its proposed rule to the White House Office of Management and Budget (“OMB”) to set 2021 RVOs. OMB is required to review the proposed rule before releasing it for public comment. The proposed 2021 RVOs are still undergoing OMB review, and therefore, the proposed rule has neither been released for public comment or finalized. As a result, the statutory November 30 deadline was not met. The EPA Administrator has stated that the COVID-19 pandemic resulted in significant delays and that the EPA is analyzing various factors in setting 2021 RVOs in light of the pandemic.

On December 19, 2019, the EPA announced the final 2020 renewable volume requirements (“RVOs”), setting the RVOs for conventional ethanol at 15.0 billion gallons, advanced biofuels at 5.09 billion gallons and cellulosic ethanol at 0.59 billion gallons, for overall RVOs of 20.09 billion gallons for 2020.  Although this final rule achieves the statutory RVO for conventional corn-based ethanol originally set by Congress when the RFS was enacted, it reduces the overall RVOs below the overall statutory level of 30 billion gallons.

Current ethanol production capacity exceeds the EPA’s 2019 and 2020 RVOs that can be satisfied by corn-based ethanol. According to the RFS, if mandatory renewable fuel volumes are reduced by at least 20% for two consecutive years, the EPA is required to modify, or reset, statutory volumes through 2022. In October 2018, the Office of Management and Budget announced that the 20% thresholds “have been met or are expected to be met in the near future In May 2019, the EPA delivered a proposed RFS “reset” rule to the Office of Management and Budget. The “reset” remains on the OMB agenda. If the statutory RVOs are reduced as a result of such reset, it could have an adverse effect on the market price and demand for ethanol which would negatively impact our financial performance.

Additionally, opponents of ethanol such as large oil companies will likely continue their efforts to repeal or reduce the RFS through lawsuits or lobbying of Congress. Successful reduction or repeal of the blending requirements of the RFS could result in a significant decrease in ethanol demand.

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

3. REVENUE

Revenue by Source

All revenues from contracts with customers under ASC Topic 606 are recognized at a point in time. The following table disaggregates revenue by major source for the fiscal year ended October 31, 2020:

Total
Ethanol	$126,605,211
Distillers’ Grains	29,672,577
Corn Oil	6,590,481
Other	678,226
Natural Gas Pipeline	1,407,346
Total Revenues	$164,953,841

Total
Ethanol	$161,590,158
Distillers’ Grains	37,045,620
Corn Oil	7,586,232
Other	1,123,217
Natural Gas Pipeline	1,431,892
Total Revenues	$208,777,119

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

4. FAIR VALUE

The Company follows accounting guidance related to fair value disclosures.  For the Company, this guidance applies to certain derivative investments.  The authoritative guidance also clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair measurements.

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table provides information on those derivative assets and liabilities measured at fair value on a recurring basis at October 31, 2020:

			Fair Value Measurement Using
			Quoted Prices	Significant Other	Significant
	Carrying Amount in		in Active Markets	Observable Inputs	Unobservable Inputs
Financial Assets:	Consolidated Balance Sheet	Fair Value	(Level 1)	(Level 2)	(Level 3)
Commodity Derivative Instruments - Ethanol	$56,050	$56,050	$56,050	$—	$—

Financial Liabilities:
Commodity Derivative Instruments - Corn	$816,478	$816,478	$816,478	$—	$—

The following table provides information on those derivative assets measured at fair value on a recurring basis at October 31, 2019:

			Fair Value Measurement Using
			Quoted Prices	Significant Other	Significant
	Carrying Amount in		in Active Markets	Observable Inputs	Unobservable Inputs
Financial Assets:	Consolidated Balance Sheet	Fair Value	(Level 1)	(Level 2)	(Level 3)
Commodity Derivative Instruments - Corn	$632,773	$632,773	$632,773	$—	$—
Commodity Derivative Instruments - Ethanol	$190,325	$190,325	$190,325	$—	$—

The Company determines the fair value of commodity derivative instruments by obtaining fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes and live trading levels from the Chicago Board of Trade market and New York Mercantile Exchange.

5. CONCENTRATIONS

Granite Falls Energy

GFE sold all of the ethanol, distillers’ grains, and corn oil produced at its plant to two customers under marketing agreements during the fiscal years ended October 31, 2020 and 2019.

The percentage of GFE’s total revenues attributable to each of its two major customers for the fiscal years ended October 31, 2020 and 2019 were as follows:

	October 31, 2020	October 31, 2019
Eco-Energy, Inc. - Ethanol	77.0%	77.5%
RPMG, Inc. - Distillers' Grains & Corn Oil	23.0%	22.3%

The percentage of GFE’s total accounts receivable attributable to each of its two major customers at October 31, 2020 and 2019 were as follows:

	October 31, 2020	October 31, 2019
Eco-Energy, Inc. - Ethanol	72.1%	60.7%
RPMG, Inc. - Distillers' Grains & Corn Oil	24.6%	36.1%

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Heron Lake BioEnergy

HLBE sold all of the ethanol, distillers’ grains, and corn oil produced at its plant to three customers under marketing agreements during the fiscal years ended October 31, 2020 and 2019.

The percentage of HLBE’s total revenues attributable to each of HLBE’s three major customers for the fiscal years ended October 31, 2020 and 2019 were as follows:

	October 31, 2020	October 31, 2019
Eco-Energy, Inc. - Ethanol	76.7%	77.3%
Gavilon Ingredients, LLC - Distillers' Grains	15.9%	16.9%
RPMG, Inc. - Corn Oil	3.8%	3.3%

The percentage of HLBE’s total accounts receivable attributable to each of HLBE’s three major customers at October 31, 2020 and 2019 were as follows:

	October 31, 2020	October 31, 2019
Eco-Energy, Inc. - Ethanol	54.8%	80.0%
Gavilon Ingredients, LLC - Distillers' Grains	20.0%	15.3%
RPMG, Inc. - Corn Oil	6.4%	2.8%

6.  INVENTORY

Inventory consists of the following at October 31:

	2020	2019
Raw materials	$4,893,502	$3,253,361
Supplies	3,070,458	3,330,513
Work in process	1,480,871	1,434,552
Finished goods	4,346,974	5,784,599
Totals	$13,791,805	$13,803,025

The Company performs a lower of cost or net realizable value analysis on inventory to determine if the market values of certain inventories are less than their carrying value, which is attributable primarily to decreases in market prices of corn and ethanol. Based on the lower of cost or net realizable value analysis, the Company recorded a loss on ethanol inventories, as a component of cost of goods sold, of approximately $383,000 for the fiscal year ended October 31, 2020. Based on the lower of cost or net realizable value analysis, the Company recorded a loss on ethanol and corn inventories, as a component of cost of goods sold, of approximately $547,000 and $47,000, respectively, for the fiscal year ended October 31, 2019.

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

As of October 31, 2020, the total notional amount of GFE’s outstanding corn derivative instruments was approximately 4,275,000 bushels, comprised of long corn futures positions on 760,000 bushels that were entered into to hedge forecasted ethanol sales through March 2021, and short corn futures positions on 3,515,000 bushels that were entered into to hedge forecasted corn purchases through December 2022 and are directly related to corn forward contracts. Additionally, there

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

are corn options positions of 1,920,000 bushels through March 2021. There may be offsetting positions that are not shown on a net basis that could lower the notional amount of positions outstanding.

As of October 31, 2020, GFE had approximately $1,643,000 of cash collateral (restricted cash) related to derivatives held by a broker.

As of October 31, 2020, the total notional amount of HLBE’s outstanding corn derivative instruments was approximately 2,095,000 bushels, comprised of long corn futures positions on 325,000 bushels that were entered into to hedge forecasted ethanol sales through March 2021, and short corn futures positions on 1,770,000 bushels that were entered into to hedge forecasted corn purchases through July 2022 and are directly related to corn forward contracts. Additionally, there are corn options positions of 1,380,000 bushels through March 2021. There may be offsetting positions that are not shown on a net basis that could lower the notional amount of positions outstanding.

As of October 31, 2020, HLBE had approximately $514,000 in cash collateral (restricted cash) related to derivatives held by a broker.

The following tables provide details regarding the Company’s derivative instruments at October 31, 2020, none of which were designated as hedging instruments:

	Consolidated Balance Sheet Location	Assets	Liabilities
Corn contracts - GFE	Commodity derivative instruments	$—	$642,550
Corn contracts - HLBE	Commodity derivative instruments	—	173,928
Ethanol contracts - GFE	Commodity derivative instruments	40,900	—
Ethanol contracts - HLBE	Commodity derivative instruments	15,150	—
Totals		$56,050	$816,478

As of October 31, 2019, the total notional amount of GFE’s outstanding corn derivative instruments was approximately 7,495,000 bushels, comprised of long corn positions on 3,345,000 bushels that were entered into to hedge forecasted ethanol sales through July 2020, and short corn positions on 4,150,000 bushels that were entered into to hedge forecasted corn purchases through December 2022. Additionally, there are corn options positions of 4,000,000 bushels through March 2020. There may be offsetting positions that are not shown on a net basis that could lower the notional amount of positions outstanding.

As of October 31, 2019, GFE did not have any cash collateral (restricted cash) related to derivatives held by a broker.

As of October 31, 2019, the total notional amount of HLBE’s outstanding corn derivative instruments was approximately 5,398,000 bushels, comprised of long corn futures positions on 2,131,000 bushels that were entered into to hedge forecasted ethanol sales through July 2020, and short corn positions on 3,267,000 bushels that were entered into to hedge forecasted corn purchases through December 2021. Additionally, there are corn options positions of 4,000,000 bushels through March 2020. There may be offsetting positions that are not shown on a net basis that could lower the notional amount of positions outstanding.

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

The following tables provide details regarding the gains (losses) from Company’s derivative instruments in statements of operations, none of which are designated as hedging instruments:

	Consolidated Statement	Fiscal Year Ended October 31,
	of Operations Location	2020	2019
Corn contracts	Cost of Goods Sold	$(2,369,337)	$1,105,528
Ethanol contracts	Revenues	(350,360)	220,080
Total gain (loss)		$(2,719,697)	$1,325,608

8.  PROPERTY AND EQUIPMENT

A summary of property and equipment is as follows:

	October 31, 2020	October 31, 2019
Land and improvements	$13,926,199	$13,697,790
Railroad improvements	9,045,112	9,045,112
Process equipment and tanks	134,233,838	134,291,374
Administration building	569,328	569,328
Office equipment	1,083,694	1,083,694
Rolling stock	2,150,700	2,150,700
Construction in progress	4,680,716	58,319
	165,689,587	160,896,317
Less: accumulated depreciation	(140,849,274)	(102,627,175)
Net property and equipment	$54,965,983	$58,269,142

Depreciation expense totaled approximately $9,311,000 and $9,403,000 for the fiscal years ended October 31, 2020 and 2019, respectively. In July 2020, HLBE experienced major issues with its boiler, which negatively impacted production. HLBE operated with temporary boilers from August 2020 through January 2021. HLBE determined that the purchase and installation of a new boiler would be more economical and efficient than attempted repairs to the failing boiler. On September 2, 2020, HLBE received notice of approval of the new boiler from the Minnesota Pollution Control Agency. As a result, HLBE abandoned the failing boiler at that time. HLBE recorded the loss on disposal as a component of operating expenses during the fourth fiscal quarter of the fiscal year ended October 31, 2020 of approximately $1.8 million. The new boiler was placed in service in January 2021 at an estimated cost of $5.2 million.

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

9.  DEBT FACILITIES

Granite Falls Energy

Revolving Term Loan

GFE has a credit facility with a lender. This credit facility was a seasonal revolving loan in the amount of $6,000,000 that was set to expire on October 1, 2020. On September 30, 2020, the seasonal revolving loan was converted into a revolving term loan in the amount of $11,000,000 that will expire on October 20, 2024. There was no outstanding balance on this revolving term loan on October 31, 2020. Therefore, the aggregate principal amount available for borrowing by GFE under this revolving term loan at October 31, 2020 was $11,000,000.

Interest on the revolving term accrues at a variable weekly rate equal to 3.25% above the higher of 0.00% or One Month London Interbank Offered Rate (“LIBOR”) Index Rate, which totaled 3.39% at October 31, 2020.

The credit facility also requires GFE to comply with certain financial covenants at various times calculated monthly, quarterly or annually, including restriction of the payment of dividends and maintenance of certain financial ratios including minimum working capital, minimum net worth and a debt service coverage ratio as defined by the credit facility. During the second fiscal quarter of 2020, the credit facility was amended to reduce the working capital covenant to $9 million, from the original $10 million working capital covenant, during the period from March 31, 2020 through September 30, 2020, and increasing to $10 million beginning October 1, 2020. Additionally, the current portion of leases will be excluded from the calculation of current liabilities.  Failure to comply with the protective loan covenants or maintain the required financial ratios may cause acceleration of the outstanding principal balances on the revolving term loan and/or the imposition of fees, charges or penalties. For the fiscal year ended October 31, 2019, GFE had an event of non-compliance with the debt service coverage ratio as defined in the credit facility. In December 2019, GFE received a waiver from its lender waiving this event of non-compliance. In May 2020, GFE had an event of non-compliance related to the minimum working capital requirement as defined in the credit facility. The Company obtained a waiver from its lenders for this event of non-compliance. For the period ended October 31, 2020, GFE had an event of non-compliance with respect to our debt service coverage ratio.  GFE has obtained a waiver from its lender for the non-compliance event.

GFE also agreed to pay an unused commitment fee on the unused available portion of the revolving term loan commitment at the rate of 0.500% per annum, payable monthly in arrears.

The credit facility is secured by substantially all assets of GFE. There are no savings account balance collateral requirements as part of this credit facility.

Project Hawkeye Loan

On August 2, 2017, GFE entered into a replacement credit facility with Project Hawkeye. The terms of the replacement credit facility allow GFE to borrow up to $7.5 million of variable-rate, amortizing non-recourse debt from Project Hawkeye using the Ringneck investment as collateral.  The Project Hawkeye loan bears interest from date funds are first advanced on the loan through maturity, at a rate per annum equal to the sum of the One Month LIBOR Index Rate plus 3.05% per annum, with an interest rate floor of 3.55% which equated to 3.55% and 4.82% at October 31, 2020 and 2019, respectively.

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

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

SBA Paycheck Protection Program Loan

In March 2020, Congress passed the Paycheck Protection Program, authorizing loans to small businesses for use in paying employees that they continue to employ throughout the COVID-19 pandemic and for rent, utilities and interest on mortgages. Loans obtained through the Paycheck Protection Program are eligible to be forgiven as long as the proceeds are used for qualifying purposes and certain other conditions are met. On April 17, 2020, GFE received a loan in the amount of $703,900 through the Paycheck Protection Program. Management expects that the entire loan will be used for payroll, utilities and interest; therefore, management anticipates that the loan will be substantially forgiven. To the extent it is not forgiven, GFE would be required to repay that portion at an interest rate of 1% over a period of two years, beginning August 2021 with a final installment in April 2022.

Heron Lake BioEnergy

Revolving Term Note

The 2020 Credit Facility includes an amended and restated revolving term loan with an $8,000,000 principal commitment, which was increased to a $13,000,000 principal commitment in June 2020. This loan replaces the amended revolving term note and seasonal revolving loan made under the 2018 Credit Facility. The loan is secured by substantially all of HLBE’s assets, including a subsidiary guarantee.  The 2020 Credit Facility contains customary covenants, including restrictions on the payment of dividends and loans and advances to Agrinatural, and maintenance of certain financial ratios including minimum working capital, minimum net worth and a debt service coverage ratio as defined by the credit facility. During the second fiscal quarter of 2020, the 2020 Credit Facility was amended to reduce the working capital covenant to $8 million, from the original $10 million working capital covenant, for the period of April 30, 2020 through December 31, 2020, and increasing to $10 million beginning January 1, 2021. Additionally, the amendment excludes the current portion of leases from the calculation of current liabilities. Failure to comply with the protective loan covenants or maintain the required financial ratios may cause acceleration of the outstanding principal balances on the revolving term loan and/or the imposition of fees, charges, or penalties. In May 2020, HLBE had an event of non-compliance related to the minimum working capital requirement as defined in the 2020 Credit Facility. HLBE obtained a waiver from its lender for this event of non-compliance.  For the fiscal year ended October 31, 2020, HLBE had events of non-compliance related to the working capital covenant and debt service coverage ratio.  HLBE obtained a waiver from its lender for the non-compliance events.

Subsequent to October 31, 2020, HLBE had further events of non-compliance and has forecasted that it is probable that there will be future instances of non-compliance with debt covenants within the next twelve months.  As a result, approximately $10,300,000 of long term debt has been reclassified as current maturities.

As part of the 2020 Credit Facility closing, HLBE entered into an amended administrative agency agreement with CoBank, ACP (“CoBank”). As a result, CoBank will continue to act as the agent for the lender with respect to the 2020 Credit Facility. HLBE agreed to pay CoBank an annual fee of $2,500 for its services as administrative agent.

Under the terms of the amended revolving term loan, HLBE may borrow, repay, and reborrow up to the aggregate principal commitment amount of $13,000,000.  Final payment of amounts borrowed under the amended revolving term loan is due December 1, 2022.  Interest on the amended revolving term loan accrues at a variable weekly rate equal to 3.35% above the higher of 0.00% or the One-Month London Interbank Offered Rate (“LIBOR”) Index rate, which totaled 3.51% at October 31, 2020.

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

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

rate is fixed at 3.80%.  Principal with interest is to be paid in 10 consecutive, semi-annual installments, with the first installment due on December 20, 2020 and the last installment due on June 20, 2025.  The note is secured as provided in the 2020 Credit Facility.

Short Term Revolving Promissory Note

In February 2021, HLBE entered into a revolving promissory note with its lender in order to finance the operating needs of HLBE. Under the terms, HLBE may borrow, repay and reborrow up to the aggregate principal commitment amount of $5,000,000. Final payment of amounts borrowed under the revolving promissory note is June 1, 2021. Interest of the loan accrues at a variable weekly rate equal to 3.35% above the higher of 0.00% or the One-Month London Interbank Offered Rate (“LIBOR”) Index rate and is payable monthly in arrears. In addition, HLBE agreed to pay an unused commitment fee on the unused available portion of the loan at the rate of 0.50% per annum payable monthly in arrears. The revolving promissory note is subject to the 2020 Credit Facility.

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

Long-term debt consists of the following:

	October 31, 2020	October 31, 2019
GRANITE FALLS ENERGY:
Revolving term loan, see terms above.	$—	$—
Seasonal revolving loan, see terms above.	$—	$—
Term note payable to Project Hawkeye, see terms above.	6,339,286	7,410,714
SBA Paycheck Protection Program Loan	703,900	—

HERON LAKE BIOENERGY:
Amended revolving term note payable to lending institution, see terms above.	7,891,426	—
Single advance term note payable to lending institution, see terms above.	3,000,000	—
Assessment payable as part of water treatment agreement, due in semi-annual installments of $189,393 with interest at 6.55%, enforceable by statutory lien, with the final payment due in October 2021. HLBE made deposits for one years' worth of debt service payments of approximately $364,000, which is included with other assets that are held on deposit to be applied with the final payments of the assessment.	300,551	634,180
SBA Paycheck Protection Program Loan	595,693	—
Totals	18,830,856	8,044,894
Less: amounts due within one year	12,954,538	1,405,406
Net long-term debt	$5,876,318	$6,639,488

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Based on the most recent debt agreements, estimated maturities of long-term debt at October 31, 2020 are as follows:

2021	$12,954,538
2022	1,679,890
2023	1,071,429
2024	1,071,429
2025	1,071,429
Thereafter	982,141
Total debt	$18,830,856

10. MEMBERS’ EQUITY

Granite Falls Energy

GFE has one class of membership units. The units have no par value and have identical rights, obligations and privileges.  Income and losses are allocated to all members based upon their respective percentage of units held.  As of October 31, 2020 and 2019, GFE had 30,606 membership units authorized, issued, and outstanding, respectively.

In December 2018, GFE’s Board of Governors declared a cash distribution of $40 per unit or approximately $1,224,000 for GFE unit holders of record as of December 20, 2018 and was paid by GFE in January 2019.

11. LEASES

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

The Company leases rail cars for its facility to transport ethanol and dried distillers’ grains to its end customers. Operating lease right of use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company uses its estimated incremental borrowing rate, unless an implicit rate is readily determinable, as the discount rate for each lease in determining the present value of lease payments. For the twelve months ended October 31, 2020, the Company’s weighted average discount rate was 4.87%.  Operating lease expense is recognized on a straight-line basis over the lease term.

The Company determines if an arrangement is a lease or contains a lease at inception. The Company’s leases have remaining terms of approximately one to seven years. For the twelve months ended October 31, 2020, the weighted average remaining lease term was four years.

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

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table summarizes the remaining annual maturities of the Company’s operating lease liabilities as of October 31, 2020:

2021	$4,459,300
2022	4,315,800
2023	4,056,600
2024	3,442,200
2025	3,034,200
Thereafter	2,677,450
Totals	21,985,550
Less: Amount representing interest	2,601,896
Lease liabilities	$19,383,654

HLBE recorded operating lease costs of approximately $2,331,000 and $2,374,000 in cost of goods sold in the Company’s consolidated statement of operations, which approximates the cash paid for the fiscal years ending October 31, 2020 and 2019, respectively.

GFE recorded operating lease costs of approximately $3,181,000 and $3,121,000 in cost of goods sold in the Company’s consolidated statement of operations, which approximates the cash paid for the fiscal years ending October 31, 2020 and 2019, respectively.

12. EMPLOYEE BENEFIT PLANS

GFE has a defined contribution plan available to all of its qualified employees. GFE contributes a match of 50% of the participant’s salary deferral up to a maximum of 3% of the employee’s salary.  GFE contributions totaled approximately $76,000 and $67,000 for the fiscal years ended October 31, 2020 and 2019, respectively.

HLBE has a defined contribution plan available to all of its qualified employees. HLBE contributes a match of 50% of the participant’s salary deferral up to a maximum of 4% of the employee’s salary.  HLBE contributions totaled approximately $89,000 and $92,000 for the fiscal years ended October 31, 2020 and 2019, respectively.

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

13. INCOME TAXES

The differences between the consolidated financial statement basis and tax basis of assets are estimated as follows:

		October 31, 2020	October 31, 2019
Financial Statement basis of assets	*	$116,197,703	$106,054,709
Organization & start-up costs capitalized for tax purposes, net		12,415	89,389
Tax depreciation greater than book depreciation		(6,156,300)	(9,349,983)
Unrealized derivatives gains (losses) of commodity derivative instruments		(40,900)	(727,275)
Capitalized inventory		35,777	52,927
Operating lease right of use assets		(10,092,405)	—
Net effect of consolidation of acquired subsidiary		(37,161,919)	(28,135,408)
Income tax basis of assets		$62,794,371	$67,984,359

*The Financial Statement basis of assets is the total assets of GFE and HLBE. See consolidated balance sheet in financial statements.

Financial Statement basis of liabilities		$54,305,876	$21,370,160
Accrued rail car maintenance		(825,000)	(825,000)
Other accruals		(122,041)	(84,383)
Operating lease liability		(10,092,405)	—
Net effect of consolidation of acquired subsidiary		(10,065,001)	(734,890)
Income tax basis of liabilities		$33,201,429	$19,725,887

14. RELATED PARTY TRANSACTIONS

GFE Corn Purchases - Members

GFE purchased corn from members of its Board of Governors of approximately $3,099,000 for the fiscal year ended October 31, 2020, of which $353,000 is included in the accounts payable at October 31, 2020 and $4,896,000 for the fiscal year ended October 31, 2019, of which approximately $75,000 is included in accounts payable at October 31, 2019.

HLBE Corn Purchases - Members

HLBE purchased corn from members of its Board of Governors of approximately $12,545,000 in fiscal year 2020, of which approximately $171,000 is included in accounts payable at October 31, 2020 and $11,478,000 in fiscal year 2019, of which approximately $470,000 is included in accounts payable at October 31, 2019.

15. COMMITMENTS AND CONTINGENCIES

Corn Purchase Commitments

At October 31, 2020, GFE had cash and basis contracts for forward corn purchase commitments for approximately 3,995,000 bushels for deliveries through December 2022.

At October 31, 2020, HLBE had cash and basis contracts for forward corn purchase commitments for approximately 2,462,000 bushels for deliveries through July 2022.

Given the uncertainty of future ethanol and corn prices, the Company could incur a loss on the outstanding corn purchase contracts in future periods. Management has evaluated these forward contracts using the lower of cost or net realizable value evaluation, similar to the method used on its inventory, and has determined that an impairment loss existed at HLBE of approximately $47,000 at October 31, 2020, and no impairment losses existed at GFE at October 31, 2020 or 2019, or HLBE at October 31, 2019. The impairment expense is recorded as a component of costs of goods sold.

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Ethanol Marketing Agreement

GFE currently has an ethanol marketing agreement with Eco-Energy, Inc., an unrelated party (“Eco-Energy”). Pursuant to this marketing agreement, Eco-Energy purchases the entire ethanol output of GFE’s ethanol plant and arranges for the transportation of ethanol; however, GFE is responsible for securing all of the rail cars necessary for the transport of ethanol by rail except for 43 rail cars leased to GFE by Eco-Energy under the marketing agreement. GFE pays Eco-Energy a marketing fee per gallon of ethanol sold in consideration of Eco-Energy’s services, as well as a fixed lease fee for rail cars leased from Eco-Energy to GFE. During the third quarter of 2016, GFE amended its marketing agreement. As of October 31, 2020, the term of the ethanol marketing agreement expired on December 31, 2020, with automatic renewals for additional consecutive terms of one year unless terminated by either party by providing written notice to the other party at least 90 days prior to the end of the then current term. Additionally, the amendment provides for certain negotiated changes to the marketing fees payable to Eco-Energy by GFE and payment terms based on prevailing market-rate conditions for comparable ethanol marketed services. The changes to the marketing fee and timing of payments by Eco-Energy were negotiated based on prevailing market-rate conditions for comparable ethanol marketing services.

HLBE has an ethanol marketing agreement with Eco-Energy, an unrelated party, for the sale of ethanol (“Eco Agreement”). Under this marketing agreement, Eco-Energy purchases, markets and resells 100% of the ethanol produced at HLBE’s ethanol production facility and arranges for the transportation of ethanol. HLBE pays Eco-Energy a marketing fee per gallon of ethanol sold in consideration of Eco-Energy’s services, as well as a fixed lease fee for rail cars leased from Eco-Energy to HLBE. The marketing fee was negotiated based on prevailing market-rate conditions for comparable ethanol marketing services. The initial term of the Eco Agreement continued through December 31, 2016, with automatic renewals for additional three terms of three-year periods unless terminated by either party by providing written notice to the other party at least three months prior to the end of the then current term. During the third fiscal quarter of 2016, HLBE amended the Eco Agreement. As of October 31, 2020, the term of the Eco Agreement expired on December 31, 2020, with automatic renewals for additional consecutive terms of one year unless either party provides written notice to the other at least 90 days prior to the end of the then-current term. Additionally, the amended Eco Agreement provides for certain negotiated changes to the marketing fees payable to Eco-Energy and payment terms based on prevailing market-rate conditions for comparable ethanol marketing services.

Total ethanol marketing fees and commissions of GFE and HLBE approximated $589,000 and $1,183,000 for the fiscal years ended October 31, 2020 and 2019, respectively, and are included net within revenues.

Ethanol Contracts

At October 31, 2020, GFE had fixed and basis contracts to sell approximately $11,780,000 of ethanol for various delivery periods through December 2020, which approximates 84% of its anticipated ethanol sales for this that period.

At October 31, 2020, HLBE had fixed and basis contracts to sell approximately $12,350,000 of ethanol for various delivery periods through December 2020, which approximates 88% of its anticipated ethanol sales for this that period.

Distillers Grain Marketing Agreement

GFE has a distillers’ grains marketing agreement with RPMG, Inc. (“RPMG”), an unrelated party, for the purpose of marketing and selling all distillers’ grains produced by GFE. The contract commenced on February 1, 2011 with an initial term of one year, and will continue to remain in effect until terminated by either party at its unqualified option, by providing written notice of not less than 90 days to the other party. Distillers’ grains commissions to RPMG totaled approximately $255,000 and $287,000 for the fiscal years ended October 31, 2020 and 2019, respectively, and are included net within revenues.

At October 31, 2020, GFE had forward contracts to sell approximately $5,948,000 of distillers’ grain for deliveries through March 2021, which approximates 50% of its anticipated distillers’ grain sales during that period.

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

HLBE has a distillers’ grains off-take agreement with Gavilon Ingredients, LLC (“Gavilon”), an unrelated party.  Under this agreement, Gavilon purchases all of the distillers’ grains produced at HLBE’s ethanol plant in exchange for a service fee. The contract commenced on November 1, 2013 with an initial term of six months, and will continue to remain in effect until terminated by either party at its unqualified option, by providing written notice of not less than 60 days to the other party.  Distillers’ grains commissions totaled approximately $187,000 and $287,000 for the fiscal years ended October 31, 2020 and 2019, respectively.

At October 31, 2020, HLBE had forward contracts to sell approximately $5,356,000 of distillers’ grains for delivery through March 2021, which approximates 45% of its anticipated distillers’ grains sales during that period.

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

Corn oil commissions of GFE and HLBE totaled approximately $138,000 and $154,000 for the fiscal years ended October 31, 2020 and 2019, respectively, and are included net within revenues.

At October 31, 2020, GFE had forward contracts to sell approximately $681,000 of corn oil for delivery through December 2020, which approximates 45% of its anticipated corn oil sales for that period.

At October 31, 2020, HLBE had forward contracts to sell approximately $633,000 of corn oil for delivery through December 2020, which approximates 80% of its anticipated corn oil sales for that period.

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

Letter of Credit Promissory Note

In September 2019, GFE entered into a letter of credit promissory note with AgCountry Farm Credit Services, PCA to allow GFE to open irrevocable letters of credit to secure payments for its natural gas obligations. Under the terms of the note, the Company may borrow, repay, and reborrow up to the aggregate principal commitment of $500,000 until its maturing on December 1, 2022. Amounts borrowed under the note bear interest at a variable weekly rate equal to 3.00% above the rate quoted by LIBOR Index rate, which was 3.14% at October 31, 2020. The aggregate principal amount available under the letter of credit promissory note was $500,000 at October 31, 2020 and 2019.

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

HLBE recorded assessments with long-term debt of $500,000 and $3,550,000 in fiscal 2007 and 2006, respectively, as described in Note 9.  HLBE paid operating and maintenance expenses of approximately $77,000 and $52,000 in fiscal 2020 and 2019, respectively.

Rail Car Rehabilitation Costs

GFE leases 75 hopper rail cars under a multi-year agreement, which ends November 2025. HLBE leases 50 hopper rail cars under a multi-year agreement which ends in May 2027. Under the agreements, the Company is required to pay to rehabilitate each car for "damage" that is considered to be other than normal wear and tear upon turn in of the car(s) at the termination of the lease. Prior to the year ending October 31, 2019, the Company believed ongoing repairs results in an insignificant future rehabilitation expense. During the year ending October 31, 2019, based on new information, we re-evaluated our assumptions and believe that it is probable that we may be assessed for damages incurred. During the fiscal years ended October 31, 2020 and 2019, GFE has recorded a corresponding estimated long-term liability totaling $825,000. During the fiscal years ended October 31, 2020 and 2019, HLBE has recorded a corresponding estimated long-term liability totaling approximately $597,000 and $551,000, respectively. The Company accrues the estimated cost of rail car damages over the term of the leases as the damages are incurred as a component of cost of goods sold.

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

Our management, including our Chief Executive Officer and General Manager (the principal executive officer), Steve Christensen, along with our Chief Financial Officer (the principal financial officer), Stacie Schuler, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2020. Based upon this review and evaluation, these officers have concluded that our consolidated disclosure controls and procedures are effective as of October 31, 2020.

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

Under the supervision of our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of October 31, 2020.

An attestation report from our accounting firm on our internal control over financial reporting is not included in this annual report because an attestation report is only required under the regulations of the Securities and Exchange Commission for accelerated filers and large accelerated filers.

(c)Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fourth fiscal quarter ended October 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.OTHER INFORMATION

None.

PART III

Pursuant to General Instruction G(3), we omit Part III, Items 10, 11, 12, 13 and 14 and incorporate such items by reference to an amendment to this Annual Report on Form 10-K or to a definitive proxy statement (the “2021 Proxy Statement”) to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Annual Report (October 31, 2020).

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Information required by this Item is incorporated by reference to the 2021 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

The Information required by this Item is incorporated by reference to the 2021 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The Information required by this Item is incorporated by reference to the 2021 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Information required by this Item is incorporated by reference to the 2021 Proxy Statement.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The Information required by this Item is incorporated by reference to the 2021 Proxy Statement.

PART IV

ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits Filed as Part of this Report and Exhibits Incorporated by Reference.

The following exhibits and financial statements are filed as part of, or are incorporated by reference into, this report:

(1)	Financial Statements

The financial statements appear beginning at page 53 of this report.

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

Exhibit 10.1 to the registrant’s Form 10-Q filed with the Commission on September 14, 2017 (File No. 000-51277).
10.38	Promissory Note issued August 2, 2017 by Granite Falls Energy, LLC as borrower to Project Hawkeye, LLC as lender in principal amount of $7,500,000.	Exhibit 10.2 to the registrant’s Form 10-Q filed with the Commission on September 14, 2017 (File No. 000-51277).
10.39	Pledge Agreement Dated August 2, 2017 between Granite Falls Energy, LLC and Project Hawkeye, LLC	Exhibit 10.3 to the registrant’s Form 10-Q filed with the Commission on September 14, 2017 (File No. 000-51277).
10.40	Amendment to Master Loan Agreement between AgCountry Farm Credit Services, PCA, successor by merger to United FCS, PCA and Granite Falls Energy, LLC dated September 8, 2017.	Exhibit 10.40 to the registrant’s Form 10-K filed with the Commission on January 29, 2018 (File No. 000-51277).
10.41	Revolving Credit Supplement dated September 8, 2017 between AgCountry Farm Credit Services, PCA, successor by merger to United FCS, PCA and Granite Falls Energy, LLC.	Exhibit 10.41 to the registrant’s Form 10-K filed with the Commission on January 29, 2018 (File No. 000-51277).
10.42	Subscription Agreement for Harvestone Group, LLC dated June 29, 2018 between Granite Falls Energy, LLC and Harvestone Group, LLC	Exhibit 10.1 to the registrant’s Form 10-Q filed with the Commission on September 14, 2018 (File No. 000-51277).
10.43	Industrial Water Supply and Distribution Agreement dated September 25, 2019 by and among Heron Lake BioEnergy, LLC (f/k/a Generation II Ethanol, LLC) and City of Heron Lake, Minnesota	Exhibit 10.32 to HLBE’s Form 10-K filed with the Commission on January 29, 2019 (File No. 000-51825).
10.44	Membership Interest Purchase Agreement dated October 18, 2019 by and among Rural Energy Solutions, LLC, HLBE Pipeline Company, LLC, Swan Engineering, Inc., Mychael Swan, and Agrinatural Gas, LLC	Exhibit 10.33 to HLBE’s Form 10-K filed with the Commission on January 29, 2019 (File No. 000-51825).
10.45	Amendment No. 2 dated October 28, 2019 to the Ethanol Marketing Agreement dated September 17, 2018 by and among Heron Lake BioEnergy, LLC and Eco-Energy, LLC (ɷ)	Exhibit 10.34 to HLBE’s Form 10-K filed with the Commission on January 29, 2019 (File No. 000-51825).
10.46	Amendment No. 5 dated September 26, 2019 to the Ethanol Marketing Agreement dated December 24, 2008 by and among Eco-Energy, LLC and Granite Falls Energy, LLC (ɷ) (**)	Exhibit 10.46 to HLBE’s Form 10-K filed with the Commission on January 29, 2020 (File No. 000-51277).
10.47	Negotiable Promissory Note dated December 1, 2020 by and between Heron Lake BioEnergy, LLC and Granite Falls Energy, LLC	Exhibit 10.35 to HLBE’s Form 10-K filed with the Commission on February 16, 2021 (File No. 000-51277).
14.1	Code of Ethics.	Exhibit 14.1 to the registrant’s Form 10-KSB filed with the Commission on March 30, 2004 (File No. 000-51277).
21.1	Subsidiaries of the registrant.	Exhibit 21.1 to the registrant’s Form 10-K filed with the Commission on January 29, 2014 (File No. 000-51277).

31.1	Certification of Chief Executive Officer pursuant to 17 CFR 240.13a-14(a). (**)	Attached hereto.
31.2	Certification of Chief Financial Officer pursuant to 17 CFR 240.13a-14(a). (**)	Attached hereto.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350. (**)	Attached hereto.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350. (**)	Attached hereto.
101

The following financial information from Granite Falls Ethanol, LLC’s Annual Report on Form 10-K for the fiscal year ended October 31, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of October 31, 2020 and October 31, 2019, (ii) the Consolidated Statements of Operations for the fiscal years ended October 31, 2020 and 2019, (iii) the Consolidated Statement of Changes in Members’ Equity for the fiscal years ended October 31, 2020 and 2019; (iv) the Consolidated Statements of Cash Flows for the fiscal years ended October 31, 2020 and 2019, and (v) the Notes to the Consolidated Financial Statements. (**)

(*)  Indicates compensatory agreement.

(+)  Certain portions of this exhibit have been redacted and filed on a confidential basis with the Commission pursuant to a request for confidential treatment under Rule 24b-2 of under the Exchange Act. Spaces corresponding to the deleted portions are represented by brackets with asterisks [* * *].

(**) Filed herewith

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

GRANITE FALLS ENERGY, LLC

Date:	February 16, 2021	/s/ Steve Christensen
Steve Christensen
Chief Executive Officer

Date:	February 16, 2021	/s/ Stacie Schuler
Stacie Schuler
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 16, 2021	/s/ Steve Christensen
Steve Christensen, Chief Executive Officer and General Manager
(Principal Executive Officer)

Date:	February 16, 2021	/s/ Stacie Schuler
Stacie Schuler, Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	February 16, 2021	/s/ Paul Enstad
Paul Enstad, Governor and Chairman

Date:	February 16, 2021	/s/ Rodney R. Wilkison
Rodney R. Wilkison, Governor and Vice Chairman

Date:	February 16, 2021	/s/ Dean Buesing
Dean Buesing, Governor and Secretary

Date:	February 16, 2021	/s/ Marten Goulet
Marten Goulet, Governor

Date:	February 16, 2021	/s/ Kenton Johnson
Kenton Johnson, Governor

Date:	February 16, 2021	/s/ Sherry Jean Larson
Sherry Jean Larson, Governor

Date:	February 16, 2021	/s/ Bruce LaVigne
Bruce LaVigne, Governor

Date:	February 16, 2021	/s/ Les Bergquist
Les Bergquist, Governor

Date:	February 16, 2021	/s/ Robin Spaude
Robin Spaude, Governor

Date:	February 16, 2021	/s/ Marty Seifert
Marty Seifert, Alternate Governor