Form 10-Q
period 2021-01-31
Granite Falls Energy, LLC
filed 2021-03-17
CIK 1181749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended January 31, 2021

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

Large Accelerated Filer	☐	Non-Accelerated Filer	☒
Accelerated Filer	☐	Smaller Reporting Company	☒
		Emerging Growth Company	☐

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

◻Yes    ⌧No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of March 17, 2021, there were 30,606 membership units outstanding.

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

GRANITE FALLS ENERGY, LLC and Subsidiaries

Condensed Consolidated Balance Sheets

	January 31, 2021	October 31, 2021
ASSETS	(unaudited)
Current Assets
Cash	$4,782,264	$11,423,427
Restricted cash	2,236,628	2,156,694
Accounts receivable	3,044,869	3,386,068
Inventory	20,095,230	13,791,805
Commodity derivative instruments	63,012	56,050
Prepaid expenses and other current assets	1,702,672	901,384
Total current assets	31,924,675	31,715,428

Property and Equipment, net	53,867,075	54,965,983

Investments	9,913,839	9,799,384

Operating lease right of use asset	18,472,852	19,383,654

Other Assets	333,254	333,254

Total Assets	$114,511,695	$116,197,703

LIABILITIES AND MEMBERS' EQUITY
Current Liabilities
Checks drawn in excess of bank balances	$2,086,565	$692,984
Current maturities of long-term debt	14,685,873	12,954,538
Accounts payable	8,088,293	12,294,097
Commodity derivative instruments	1,246,719	816,478
Accrued expenses	1,076,607	865,883
Operating lease, current liabilities	3,614,887	3,628,259
Total current liabilities	30,798,944	31,252,239

Long-Term Debt, less current portion	10,820,933	5,876,318

Operating lease, long-term liabilities	14,857,965	15,755,395

Other Long-Term Liabilities	1,433,405	1,421,924

Commitments and Contingencies

Members' Equity
Members' equity attributable to Granite Falls Energy, LLC consists of 30,606 units authorized, issued and outstanding at January 31, 2021 and October 31, 2020	48,860,671	52,111,525
Non-controlling interest	7,739,777	9,780,302
Total members' equity	56,600,448	61,891,827

Total Liabilities and Members' Equity	$114,511,695	$116,197,703

Notes to Condensed Consolidated Unaudited Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC and Subsidiaries

Condensed Consolidated Statements of Operations

	Three Months Ended
	January 31, 2021	January 31, 2020
	(Unaudited)	(Unaudited)

Revenues	$49,398,386	$53,356,326

Cost of Goods Sold	52,788,296	54,298,819

Gross Loss	(3,389,910)	(942,493)

Operating Expenses	1,994,237	1,773,688

Operating Loss	(5,384,147)	(2,716,181)

Other Income (Expense)
Other (expense), net	143,457	(54)
Interest income	1,311	35,478
Interest expense	(166,455)	(103,998)
Investment income	114,455	98,685
Total other income, net	92,768	30,111

Net Loss	$(5,291,379)	$(2,686,070)

Less: Net Loss Attributable to Non-controlling Interest	$2,040,525	$1,185,371

Net Loss Attributable to Granite Falls Energy, LLC	$(3,250,854)	$(1,500,699)

Weighted Average Units Outstanding - Basic and Diluted	30,606	30,606

Amounts attributable to Granite Falls Energy, LLC:

Net Loss Per Unit - Basic and Diluted	$(106.22)	$(49.03)

Notes to Condensed Consolidated Unaudited Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES

Consolidated Statements of Changes in Members' Equity

	Members' Equity
	attributable to	Non-controlling	Total
	Granite Falls Energy, LLC	Interest	Members' Equity
Balance - October 31, 2020	$52,111,525	$9,780,302	61,891,827

Distribution	—	—	—
Net loss attributable to non-controlling interest	—	(2,040,525)	(2,040,525)
Net loss attributable to Granite Falls Energy, LLC	(3,250,854)	—	(3,250,854)

Balance - January 31, 2021	$48,860,671	$7,739,777	56,600,448

Balance - October 31, 2019	$65,468,635	19,215,914	84,684,549

Acquitition of non-controlling interest	(78,817)	(2,146,183)	(2,225,000)
Distribution	—	—	—
Net loss attributable to non-controlling interest	—	(1,185,371)	(1,185,371)
Net loss attributable to Granite Falls Energy, LLC	(1,500,699)	—	(1,500,699)

Balance - January 31, 2020	$63,889,119	$15,884,360	79,773,475

Notes to Consolidated Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	Three Months Ended	Three Months Ended
	January 31, 2021	January 31, 2020
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(5,291,379)	$(2,686,070)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	1,872,857	2,366,198
Change in fair value of derivative instruments	5,779,920	370,611
Gain on equity method investments	(114,455)	(98,685)
Loss on disposal of assets	21,728	—
Changes in operating assets and liabilities:
Commodity derivative instruments	(5,356,641)	(101,536)
Accounts receivable	341,199	5,466,849
Inventory	(6,303,425)	(4,451,879)
Prepaid expenses and other current assets	(801,288)	(525,691)
Accounts payable	(2,816,836)	(3,985,284)
Accrued expenses	210,724	210,459
Accrued railcar rehabilitation costs	11,481	11,481
Net Cash Used In Operating Activities	(12,446,115)	(3,423,547)

Cash Flows from Investing Activities
Payments for capital expenditures	(2,184,645)	(208,285)
Net Cash Used in Investing Activities	(2,184,645)	(208,285)

Cash Flows from Financing Activities
Checks drawn in excess of bank balance	1,393,581	724,292
Proceeds from long-term debt	7,587,875	7,039,706
Payments on long-term debt	(911,925)	(7,237,592)
Acquisition of non-controlling interest	—	(2,000,000)
Net Cash Provided by (Used in) Financing Activities	8,069,531	(1,473,594)

Net Decrease in Cash and Restricted Cash	(6,561,229)	(5,105,426)

Cash and Restricted Cash - Beginning of Period	13,580,121	13,574,290

Cash and Restricted Cash - End of Period	$7,018,892	$8,468,864

Reconcilation of Cash and Restricted Cash
Cash - Balance Sheet	$4,782,264	$8,426,643
Restricted Cash - Balance Sheet	2,236,628	42,221
Cash and Restricted Cash	$7,018,892	$8,468,864

Supplemental Cash Flow Information
Cash paid during the period for:
Interest expense	$168,603	$103,998

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Capital expenditures and construction in process included in accounts payable	$751,657	$—

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

Additionally, GFE owns a majority interest in Heron Lake BioEnergy, LLC (“HLBE”). HLBE is a Minnesota limited liability company currently producing fuel-grade ethanol, distillers' grains, and crude corn oil near Heron Lake, Minnesota and sells these products, pursuant to marketing agreements, throughout the continental United States. HLBE's plant has an approximate annual production capacity of 60 million gallons, but is permitted to produce approximately 72.3 million gallons of undenatured ethanol on a twelve-month rolling sum basis. Additionally, HLBE, through a wholly owned subsidiary, Agrinatural Gas, LLC (“Agrinatural”), operates a natural gas pipeline that provides natural gas to HLBE's ethanol production facility and other customers.

All references to “we”, “us”, “our”, and the “Company” collectively refer to GFE and its wholly-owned and majority-owned subsidiaries.

Basis of Presentation and Principles of Consolidation

The condensed consolidated unaudited financial statements as of January 31, 2021 consolidate the operating results and financial position of GFE, and its approximately 50.7% owned subsidiary, HLBE (through GFE's 100% ownership of Project Viking, LLC). Given the Company’s control over the operations of HLBE and its majority voting interest, the Company consolidates the condensed consolidated unaudited financial statements of HLBE with GFE's condensed consolidated unaudited financial statements. The remaining 49.3% ownership of HLBE is included in the condensed consolidated unaudited financial statements as a non-controlling interest. HLBE, through its wholly owned subsidiary, HLBE Pipeline Company, LLC, owned approximately 73% of Agrinatural through December 11, 2019 when the remaining non-controlling interest was acquired. All significant intercompany balances and transactions are eliminated in consolidation.

The accompanying condensed consolidated unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s audited consolidated financial statements for the year ended October 31, 2020, contained in the Company’s annual report on Form 10-K.

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

Additionally, the Company also realizes relatively immaterial revenue from natural gas pipeline operations at Agrinatural, HLBE’s owned subsidiary. Before and after accounting for intercompany eliminations, these revenues from Agrinatural represent approximately 1-2% of our consolidated revenues and have little to no impact on the overall performance of the Company. Therefore, the Company does not separately review Agrinatural’s revenues, cost of sales or other operating performance information. Rather, the Company reviews Agrinatural’s natural gas pipeline financial data on a consolidated basis with the Company’s ethanol production operating segment. The Company believes that the presentation of separate operating performance information for Agrinatural’s natural gas pipeline operations would not provide meaningful information to a reader of the Company’s consolidated financial statements and would not achieve the basic principles and objectives of ASC 280.

Accounting Estimates

Management uses estimates and assumptions in preparing these condensed consolidated unaudited financial statements in accordance with generally accepted accounting principles in the United States of America. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. The Company uses estimates and assumptions in accounting for the following significant matters, among others: economic lives of property and equipment, valuation of commodity derivatives, inventory, inventory purchase and sale commitments, evaluation of railcar rehabilitation costs, the assumptions used in the impairment analysis of long-lived assets, and evaluation of going concern. Actual results may differ from previously estimated amounts, and such differences may be material to our condensed consolidated unaudited financial statements. The Company periodically reviews estimates and assumptions, and the effects of revisions are reflected in the period in which the revision is made.

Revenue Recognition

Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. Our contracts primarily consist of agreements with marketing companies and other customers as described below. Our performance obligations consist of the delivery of ethanol, distillers' grains, and corn oil to our customers. Our customers primarily consist of two distinct marketing companies as described below. The consideration we receive for these products reflects an amount the Company expects to be entitled to in exchange for these products based on current observable market prices at the Chicago Mercantile Exchange, generally, and adjusted for local market differentials. Our contracts have specific delivery modes, rail or truck, and dates. Revenue is recognized when the Company delivers the products to the mode of transportation specified in the contract, at the transaction price established in the contract, net of commissions, fees, and freight. We sell each of the products via different marketing channels as described below.

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

The Company's operating and financial performance is largely driven by the prices at which they sell ethanol and the net expense of corn. The price of ethanol is influenced by factors such as supply and demand, the weather, government policies and programs, and unleaded gasoline prices and the petroleum markets as a whole. Excess ethanol supply in the market, in particular, puts downward pressure on the price of ethanol. The Company’s largest cost of production is corn. The cost of corn is generally impacted by factors such as supply and demand, the weather, government policies and programs, and a risk management program used to protect against the price volatility of these commodities. Market fluctuations in the price of and demand for these products may have further significant adverse effects on the Company’s operations, profitability and the availability and adequacy of cash flow to meet the Company’s working capital requirements. The Company’s risk management program is used to protect against the price volatility of these commodities.

HLBE was out of compliance with certain debt covenants on January 31, 2021, for which a waiver was obtained from the lender. HLBE has forecasted that it is probable that there will be future instances of noncompliance with debt covenants within the next twelve months. These conditions result in the classification of all HLBE debt with the lender as current as of at January 31, 2021. HLBE has insufficient cash on hand and additional borrowing capacity, and current forecasts indicate insufficient cash flows from operations, to repay the debt if it were to come due as a result of covenant noncompliance. While the Company believes the replacement of the HLBE boiler has improved the operating performance of the plant, and led to lower operating costs, market conditions have resulted in losses. HLBE intends to source other capital sources, which may include re-negotiating their debt agreements and terms or seek potential equity solutions. At this time, there are no commitments to do so and we may not be successful in doing so.

The Company, and the ethanol industry as a whole, experienced significant adverse conditions throughout most of  2020 and into 2021 as a result of industry-wide record low ethanol prices due to reduced demand and high industry inventory levels. These factors resulted in prolonged negative operating margins, significantly lower cash flow from operations and substantial net losses. We expect to have sufficient cash on hand and availability on our credit facilities and other loans to fund our operations and commitments for at least the next twelve months from the issuance date of these unaudited consolidated financial statements.  However, should unfavorable operating conditions continue in the ethanol industry that prevent us from profitably operating our plant, we may need to seek additional debt or equity funding or further idle ethanol production altogether.

3.   REVENUE

Revenue by Source

All revenues from contracts with customers under ASC Topic 606 are recognized at a point in time. The following table disaggregates revenue by major source for the three months ended January 31, 2021 and 2020:

Three Months Ended January 31, 2021
(unaudited)
Total
Ethanol	$36,138,491
Distillers’ Grains	9,777,090
Corn Oil	2,850,199
Other	225,746
Natural Gas Pipeline	406,860
Total Revenues	$49,398,386

Three Months Ended January 31, 2020
(unaudited)
Total
Ethanol	$40,851,988
Distillers’ Grains	9,631,292
Corn Oil	1,887,852
Other	295,917
Natural Gas Pipeline	689,277
Total Revenues	$53,356,326

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

4.   INVENTORY

Inventories consist of the following:

	January 31,	October 31,
	2021	2020
	(unaudited)
Raw materials	$5,945,944	$4,893,502
Supplies	3,311,594	3,070,458
Work in process	1,627,529	1,480,871
Finished goods	9,210,163	4,346,974
Totals	$20,095,230	$13,791,805

The Company performs a lower of cost or net realizable value analysis on inventory to determine if the net realizable values of certain inventories are less than their carrying value, which is attributable primarily to decreases in market prices of corn and ethanol. Based on the lower of cost or net realizable value analysis, as a component of cost of goods sold, the Company recorded a loss on ethanol inventories of approximately $325,000 and $1,202,000 for the three months ended January 31, 2021 and 2020, respectively.

5.   DERIVATIVE INSTRUMENTS

As of January 31, 2021, the total notional amount of GFE’s outstanding corn derivative instruments was approximately 3,305,000 bushels, comprised of long corn futures positions on 800,000 bushels that were entered into to hedge forecasted ethanol sales through July 2021, and short corn futures positions on 2,505,000 bushels that were entered into to hedge forecasted corn purchases through December 2022. Additionally, there are corn options positions of 4,195,000 bushels through December 2021. There may be offsetting positions that are not shown on a net basis that could lower the notional amount of positions outstanding.

As of January 31, 2021, the total notional amount of HLBE’s outstanding corn derivative instruments was approximately 730,000 bushels, comprised of long corn futures positions on 340,000 bushels that were entered into to hedge forecasted ethanol sales through July 2021, and short corn futures positions on 390,000 bushels that were entered into to hedge forecasted corn purchases through July 2022. Additionally, there are corn options positions of 3,710,000 bushels through December 2021. There may be offsetting positions that are not shown on a net basis that could lower the notional amount of positions outstanding.

As of January 31, 2021, GFE had approximately $1,944,000 of cash collateral (restricted cash) related to derivatives held by a broker.

As of January 31, 2021, HLBE had approximately $242,000 of cash collateral (restricted cash) related to derivatives held by a broker.

The following tables provide details regarding the Company's derivative instruments at January 31, 2021, none of which were designated as hedging instruments:

	Consolidated Balance Sheet Location	Assets	Liabilities
Corn contracts - GFE	Commodity derivative instruments	$—	$1,102,819
Corn contracts - HLBE	Commodity derivative instruments	—	143,900
Ethanol contracts - GFE	Commodity derivative instruments	40,175	—
Ethanol contracts - HLBE	Commodity derivative instruments	22,837	—
Totals		$63,012	$1,246,719

As of October 31, 2020, the total notional amount of GFE’s outstanding corn derivative instruments was approximately 4,275,000 bushels, comprised of long corn futures positions on 760,000 bushels that were entered into to hedge forecasted ethanol sales through March 2021, and short corn futures positions on 3,515,000 bushels that were entered into to hedge forecasted corn purchases through December 2022 and are directly related to corn forward contracts. Additionally, there are corn options positions of 1,920,000 bushels through March 2021. There may be offsetting positions that are not shown on a net basis that could lower the notional amount of positions outstanding.

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

The following tables provide details regarding the gains (losses) from Company's derivative instruments in the consolidated statements of operations, none of which are designated as hedging instruments:

	Consolidated Statement	Three Months Ended January 31,
	of Operations Location	2021	2020
Corn contracts	Cost of Goods Sold	$(5,893,858)	$(160,218)
Ethanol contracts	Revenues	113,938	(210,393)
Total loss		$(5,779,920)	$(370,611)

6.   FAIR VALUE

The following table sets forth, by level, the Company assets that were accounted for at fair value on a recurring basis at January 31, 2021:

			Fair Value Measurement Using
			Quoted Prices	Significant Other	Significant
	Carrying Amount in		in Active Markets	Observable Inputs	Unobservable Inputs
Financial Assets:	Consolidated Balance Sheet	Fair Value	(Level 1)	(Level 2)	(Level 3)
Commodity Derivative instruments - Ethanol	$63,012	$63,012	$63,012	$—	$—

Financial Liabilities:
Commodity Derivative instruments - Corn	$1,246,719	$1,246,719	$1,246,719	$—	$—
Accounts Payable (1)	$66,839	$66,839	$—	$66,839	$—

The following table provides information on those derivative assets and liabilities measured at fair value on a recurring basis at October 31, 2020:

			Fair Value Measurement Using
			Quoted Prices	Significant Other	Significant
	Carrying Amount in		in Active Markets	Observable Inputs	Unobservable Inputs
Financial Assets:	Consolidated Balance Sheet	Fair Value	(Level 1)	(Level 2)	(Level 3)
Commodity Derivative Instruments - Ethanol	$56,050	$56,050	$56,050	$—	$—

Financial Liabilities:
Commodity Derivative Instruments - Corn	$816,478	$816,478	$816,478	$—	$—
Accounts Payable (1)	$792,795	$792,795	$—	$792,795	$—

(1)	Accounts payable is generally stated at historical amounts with the exception of amounts in this table related to certain delivered inventory for which the payable fluctuates based on the changes in commodity prices. These payables are hybrid financial instruments for which the company has elected the fair value option.

The Company determines the fair value of commodity derivative instruments by obtaining fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes and live trading levels from the Chicago Board of Trade market and New York Mercantile Exchange. We determine the fair value Level 2 accounts payable based on nearby futures values, plus or minus nearby basis.

7.  DEBT FACILITIES

Debt financing consists of the following:

	January 31, 2021	October 31, 2020
	(unaudited)
GRANITE FALLS ENERGY:
Revolving term loan, see terms below.	$5,436,202	$—
Term note payable to Project Hawkeye, see terms below.	6,071,428	6,339,286
SBA Paycheck Protection Program Loan	703,900	703,900

HERON LAKE BIOENERGY:
Amended revolving term note payable to lending institution, see terms below.	9,699,032	7,891,426
Single advance term note payable to lending institution, see terms below.	2,700,000	3,000,000
Seasonal line of credit payable to lending institution, see terms above.	—	—
Assessment payable as part of water treatment agreement, due in semi-annual installments of $189,393 with interest at 6.55%, enforceable by statutory lien, with the final payment due in October 2021. HLBE made deposits for one years' worth of debt service payments of approximately $364,000, which is included with other current assets that are held on deposit to be applied with the final payments of the assessment.	300,551	300,551
SBA Paycheck Protection Program Loan	595,693	595,693
Totals	25,506,806	18,830,856
Less: amounts due within one year	14,685,873	12,954,538
Net long-term debt	$10,820,933	$5,876,318

Granite Falls Energy

Revolving Term Loan

GFE has a credit facility with a lender in the form of a revolving term loan in the amount of $11,000,000 that will expire on October 20, 2024. There was an outstanding balance on this revolving term loan of $5,436,202 on January 31, 2021. Therefore, the aggregate principal amount available for borrowing by GFE under this revolving term loan at January 31, 2021 was $5,563,798.

Interest on the revolving term accrues at a variable weekly rate equal to 3.25% above the higher of 0.00% or One Month London Interbank Offered Rate (“LIBOR”) Index Rate, which totaled 3.38% at January 31, 2021.

The credit facility also requires GFE to comply with certain financial covenants at various times calculated monthly, quarterly or annually, including a restriction of the payment of dividends and maintenance of certain financial ratios including minimum working capital, minimum net worth and a debt service coverage ratio as defined by the credit facility. Failure to comply with the protective loan covenants or maintain the required financial ratios may cause acceleration of the outstanding principal balances on the revolving term loan and/or the imposition of fees, charges or penalties.

GFE also agreed to pay an unused commitment fee on the unused available portion of the revolving term loan commitment at the rate of 0.500% per annum, payable monthly in arrears.

The credit facility is secured by substantially all assets of GFE. There are no savings account balance collateral requirements as part of this credit facility.

Project Hawkeye Loan

On August 2, 2017, GFE entered into a replacement credit facility with Project Hawkeye. The terms of the replacement credit facility allow GFE to borrow up to $7.5 million of variable-rate, amortizing non-recourse debt from Project Hawkeye using the GFE’s $7.5 million investment in Ringneck Energy & Feed, LLC (“Ringneck”), as collateral.  The Project Hawkeye loan bears interest from date funds are first advanced on the loan through maturity, at a rate per annum equal to the sum of the One Month LIBOR Index Rate plus 3.05% per annum, with an interest rate floor of 3.55% which equated to 3.55% \at January 31, 2021 and October 31, 2020.

The Project Hawkeye loan requires annual interest payments only for the first two years of the loan and monthly principal and interest payments for years three through nine based on a seven- year amortization period.  The monthly amortized payments will be re-amortized following any change in interest rate. The entire outstanding principal balance of the loan, plus any accrued and unpaid interest thereon, is due and payable in full on August 2, 2026. GFE is permitted to voluntarily prepay all or any portion of the outstanding balance of this loan at any time without premium or penalty.

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

SBA Paycheck Protection Program Loan

In March 2020, Congress passed the Paycheck Protection Program, authorizing loans to small businesses for use in paying employees that they continue to employ throughout the COVID-19 pandemic and for rent, utilities and interest on mortgages. Loans obtained through the Paycheck Protection Program are eligible to be forgiven as long as the proceeds are used for qualifying purposes and certain other conditions are met. On April 17, 2020, GFE received a loan in the amount of $703,900 through the Paycheck Protection Program. This note was forgiven in February 2021.

Also in February 2021, GFE received a second Paycheck Protection Program loan in the amount of $703,900. Management expects the entire loan will be used for payroll, utilities and interest; therefore, management anticipates that the loan will be substantially forgiven. To the extent it is not forgiven, GFE would be required to repay that portion at an interest rate of 1% with principal repayment installments beginning in June 2022 with a final installment in February 2026.

Heron Lake BioEnergy

Revolving Term Note

The 2020 Credit Facility includes an amended and restated revolving term loan with a $13,000,000 principal commitment. The loan is secured by substantially all of HLBE’s assets, including a subsidiary guarantee. The 2020 Credit Facility contains customary covenants, including restrictions on the payment of dividends and loans and advances to Agrinatural, and maintenance of certain financial ratios including minimum working capital, minimum net worth and a debt service coverage ratio as defined by the credit facility.  Failure to comply with the protective loan covenants or maintain the required financial ratios may cause acceleration of the outstanding principal balances on the revolving term loan and/or the imposition of fees, charges, or penalties. For the period ended January 31, 2021, HLBE had events of non-compliance. HLBE has obtained a waiver from its lender for the non-compliance events.

As part of the 2020 Credit Facility closing, HLBE entered into an amended administrative agency agreement with CoBank, ACP (“CoBank”).  As a result, CoBank will continue act as the agent for the lender with respect to the 2020 Credit Facility.  HLBE agreed to pay CoBank an annual fee of $2,500 for its services as administrative agent.

Under the terms of the amended revolving term loan, HLBE may borrow, repay, and reborrow up to the aggregate principal commitment amount of $13,000,000. Final payment of amounts borrowed under the amended revolving term loan is due December 1, 2022. Interest on the amended revolving term loan accrues at a variable weekly rate equal to 3.35% above the higher of 0.00% or the One-Month London Interbank Offered Rate (“LIBOR”) Index rate, which totaled 3.48% at January 31, 2021.

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

Short Term Revolving Promissory Note

In February 2021, HLBE entered into a revolving promissory note with its lender in order to finance the operating needs of HLBE. The revolving promissory note is subject to the 2020 Credit Facility. Under the terms, HLBE may borrow, repay and reborrow up to the aggregate principal commitment amount of $5,000,000. Final payment of amounts borrowed under the revolving promissory note is June 1, 2021. Interest of the loan accrues at a variable weekly rate equal to 3.35% above the higher of 0.00% or the One-Month London Interbank Offered Rate (“LIBOR”) Index rate and is payable monthly in arrears. In addition, HLBE agreed to pay an unused commitment fee on the unused available portion of the loan at the rate of 0.50% per annum payable monthly in arrears.

During February 2021, the 2020 Credit Facility was amended to reduce the working capital covenant to $8 million through May 31, 2021 and increasing to $10 million beginning June 30, 2021.  Also in February 2021, the 2020 Credit Facility was also amended to decrease the net worth requirement from $32 million to $28 million.

HLBE has forecasted that it is probable that there will be future instances of non-compliance with debt covenants within the next twelve months. As a result, approximately $11,800,000 of long term debt has been reclassified as current maturities

SBA Paycheck Protection Program Loan

In March 2020, Congress passed the Paycheck Protection Program, authorizing loans to small businesses for use in paying employees that they continue to employ throughout the COVID-19 pandemic and for rent, utilities and interest on mortgages. Loans obtained through the Paycheck Protection Program are eligible to be forgiven as long as the proceeds are used for qualifying purposes and certain other conditions are met. On April 18, 2020, HLBE received a loan in the amount of $595,693 through the Paycheck Protection Program. Management expects the loan to be forgiven in March 2021. To the extent it is not forgiven, GFE would be required to repay that portion at an interest rate of 1% over a period of two years, beginning August 2021 with a final installment in April 2022.

Also in February 2021, HLBE received a second Paycheck Protection Program loan in the amount of $595,693. Management expects the entire loan will be used for payroll, utilities and interest; therefore, management anticipates that the loan will be substantially forgiven. To the extent it is not forgiven, HLBE would be required to repay that portion at an interest rate of 1% with principal repayment installments beginning in February 2022 with a final installment in February 2026.

Estimated annual maturities of debt at January 31, 2021, are as follows based on the most recent debt agreements and violation of certain loan covenants:

2022	$14,685,873
2023	1,456,160
2024	1,071,429
2025	6,507,630
2026	1,071,429
Thereafter	714,285
Total debt	$25,506,806

8. LEASES

The Company elected the following practical expedients allowable under the ASC 842: not to reassess whether any expired or existing contracts are or contain leases; not to reassess the lease classification for any expired or existing leases; not to reassess initial direct costs for any existing leases. Additionally, the Company elected the short-term lease exemption policy, applying the requirements of ASC 842 to only long-term (greater than one year) leases.

The Company leases rail cars for its facility to transport ethanol and dried distillers’ grains to its end customers. Operating lease right of use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company uses its estimated incremental borrowing rate, unless an implicit rate is readily determinable, as the discount rate for each lease in determining the present value of lease payments. For the three months ended January 31, 2021, the Company’s weighted average discount rate was 4.87%.  Operating lease expense is recognized on a straight-line basis over the lease term.

The Company determines if an arrangement is a lease or contains a lease at inception. The Company’s leases have remaining terms of approximately one to seven years. For the three months ended January 31, 2021, the weighted average remaining lease term was four years.

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

The following table summarizes the remaining annual maturities of the Company’s operating lease liabilities as of January 31, 2021:

2022	$4,403,800
2023	4,315,800
2024	3,917,400
2025	3,261,000
2026	2,870,100
Thereafter	2,083,000
Totals	20,851,100
Less: Amount representing interest	2,378,248
Lease liabilities	$18,472,852

For the three months ended January 31, 2021 and 2020, GFE recorded operating lease costs of approximately $834,000 and $778,000 respectivley, in cost of goods sold in the GFE’s statement of operations, which approximates cash paid for the period.

For the three months ended January 31, 2021 and 2020, HLBE recorded operating lease costs of approximately $610,000 and $575,000 respectively in cost of goods sold in HLBE’s statement of operations, which approximates cash paid for the period.

9.   MEMBERS' EQUITY

Granite Falls Energy

GFE has one class of membership units.  The units have no par value and have identical rights, obligations and privileges.  Income and losses are allocated to all members based upon their respective percentage of units held. As of January 31, 2021 and October 31, 2020, GFE had 30,606 membership units authorized, issued, and outstanding.

10.  RELATED PARTY TRANSACTIONS

Corn Purchases - Members

GFE purchased corn from board members of approximately $977,000 and $314,000 for the three months ended January 31, 2021 and 2020, respectively.

HLBE purchased corn from board members of approximately $3,742,000 and $5,065,000 for the three months ended January 31, 2021 and 2020, respectively.

11.  COMMITMENTS AND CONTINGENCIES

Corn Forward Contracts

At January 31, 2021, GFE had cash and basis contracts for forward corn purchase commitments for approximately 4,987,000 bushels for deliveries through December 2022.

At January 31, 2021, HLBE had cash and basis contracts for forward corn purchase commitments for approximately 4,402,000 bushels for deliveries through July 2022.

Given the uncertainty of future ethanol and corn prices, the Company could incur a loss on the outstanding corn purchase contracts in future periods. Management has evaluated these forward contracts and its inventories using the lower of cost or net realizable value evaluation, similar to the method used on its inventory, and has determined that an impairment of loss of approximately $47,000 existed at October 31, 2020, for the HLBE forward corn purchase commitments. No impairment loss existed for GFE forward corn purchase commitments.

Ethanol Forward Contracts

At January 31, 2021, GFE had fixed and basis contracts to sell approximately $14,600,000 of ethanol for various delivery periods through March 2021, which approximates 95% of its anticipated ethanol sales for this that period.

At January 31, 2021, HLBE had fixed and basis contracts to sell approximately $14,720,000 of ethanol for various delivery periods through March 2021, which approximates 97% of its anticipated ethanol sales for that period.

Distillers' Grain Forward Contracts

At January 31, 2021, GFE had forward contracts to sell approximately $3,063,000 of distillers’ grain for deliveries through March 2021, which approximates 55% of its anticipated distillers’ grain sales during that period.

At January 31, 2021, HLBE had forward contracts to sell approximately $5,473,000 of distillers’ grains for delivery through September 2021, which approximates 27% of its anticipated distillers’ grains sales during that period.

Corn Oil Forward Contracts

At January 31, 2021, GFE had forward contracts to sell approximately $637,000 of corn oil for delivery through February 2021, which approximates 75% of its anticipated corn oil sales for that period.

At January 31, 2021, HLBE had forward contracts to sell approximately $435,000 of corn oil for delivery through February 2021, which approximates 75% of its anticipated corn oil sales for that period.

Rail Car Rehabilitation Costs

GFE leases 75 hopper rail cars under a multi-year agreement which ends in November 2025. Under the agreement, GFE is required to pay to rehabilitate each car for “damage” that is considered to be other than normal wear and tear upon turn in of the car(s) at the termination of the lease. GFE believes that it is probable that GFE may be assessed for damages incurred. Company management has estimated total costs to rehabilitate the cars at January 31, 2021 and October 31, 2020 to be approximately $825,000. GFE accrues the estimated cost of railcar damages over the term of the lease as the cost of damages are incurred.

HLBE leases 50 hopper rail cars under a multi-year agreement which ends in May 2027. Under the agreement, HLBE is required to pay to rehabilitate each car for “damage” that is considered to be other than normal wear and tear upon turn in of the car(s) at the termination of the lease. HLBE believes that it is probable that HLBE may be assessed for damages incurred and management has estimated total costs to rehabilitate the cars at January 31, 2021 and October 31, 2020, to be approximately $608,000 and $597,000, respectively. During the quarter ended January 31, 2021 and 2020, HLBE has recorded an expense in cost of goods of approximately $12,000 and $11,000, respectively.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

We prepared the following discussion and analysis to help readers better understand our financial condition, changes in our financial condition, and results of operations for the three months ended January 31, 2021 and 2020.  This section should be read in conjunction with the condensed consolidated unaudited financial statements and related notes in PART I - Item 1 of this report and the information contained in the Company’s annual report on Form 10-K for the fiscal year ended October 31, 2020.

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

Forward-looking statements are subject to a number of known and unknown risks, uncertainties and other factors, many of which may be beyond our control, and may cause actual results, performance or achievements to differ materially from those projected in, expressed or implied by forward-looking statements. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us are described more particularly in the “Risk Factors” section of our annual report on Form 10-K for the year ended October 31, 2020. These risks and uncertainties include, but are not limited to, the following:

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

Steve Christensen serves as our CEO and general manager and intends to retire at or before the end of 2021. In February 2021, we executed a separation agreement with Mr. Christensen, which provides that Christensen will continue to serve in his roles until we hire his replacement and complete a transition period.

HLBE was out of compliance with certain debt covenants on January 31, 2021, for which a waiver was obtained from the lender. HLBE has forecasted that it is probable that there will be future instances of noncompliance with debt covenants within the next twelve months. These conditions result in the classification of approximately $11.8 million of debt as current as of at January 31, 2021.  HLBE has insufficient cash on hand and additional borrowing capacity, and current forecasts indicate insufficient cash flows from operations, to repay the debt if it were to come due as a result of covenant noncompliance. These factors raise substantial doubt about HLBE’s ability to continue as a going concern. To remain in business, HLBE will need to obtain additional equity or debt financings. There is a risk that CoBank, as the administrative agent for our lender Compeer, may seek to enforce its security interests and take control of HLBE’s assets. If that were to happen, HLBE may be faced with the prospect of either ceasing operations or seeking to reorganize through Chapter 11 bankruptcy proceedings.

Plan of Operations for the Next Twelve Months

The Company, and the ethanol industry as a whole, experienced significant adverse conditions throughout most of 2020 and so far in 2021 as a result of industry-wide record low ethanol prices due to reduced demand and high industry inventory levels, exacerbated by the COVID-19 pandemic. These factors resulted and continue to result in prolonged negative operating margins, lower cash flow from operations and substantial net losses. We expect to have sufficient cash generated by continuing operations, availability on our credit facility, and additional debt with the Company’s current lenders to fund our operations.  However, should unfavorable operating conditions continue or worsen in the ethanol industry that prevent us from profitably operating our plant, we may need to seek additional funding or further idle ethanol production altogether.

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

Trends and Uncertainties Impacting Our Operations

The principal factors affecting our results of operations and financial conditions are the market prices for corn, ethanol, distillers’ grains and natural gas, as well as governmental programs designed to create incentives for the use of corn-based ethanol.  Other factors that may affect our future results of operation include those risks discussed below and in “PART II - Item 1A. Risk Factors” of this report, and “PART I - Item 1A. Risk Factors” of our annual report on Form 10-K for the fiscal year ended October 31, 2020.

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

Management believes that the ethanol outlook in the fiscal year 2021 will remain relatively consistent with this quarter and our margins will remain tight due to higher corn prices and depressed gasoline demand. While the distribution of COVID-19 vaccinations and the increase in business re-openings have improved the overall economic outlook , the negative market effects of the COVID-19 pandemic will likely continue to impact our profitability. Additionally, continued large corn supplies and ethanol production capacity increases could have a negative impact on the market price of ethanol which could adversely impact our profitability. This negative impact could worsen if domestic ethanol inventories remain high or grow, or if U.S. exports of ethanol decline. Further, while ethanol production briefly and significantly declined during the second fiscal quarter of 2020, ethanol production has mostly rebounded and remained steady in the three months ended January 31, 2021. In addition, management believes that the continued issuance of waivers of small refiner renewable volume obligations (“RVOs”) by the U.S. Environmental Protection Agency (“EPA”), as well as uncertainty regarding the Renewable Fuels Standard (“RFS”) reset, could contribute to the projected negative or low margins.

Additionally, while ethanol continues trading at a significant discount to gasoline, which has improved export demand somewhat, the continued issuances of waivers of small refiner RVOs by the EPA has contributed to management’s expectation regarding margins. Prices for renewable identification numbers (“RINs”) for corn-based ethanol increased slightly in the three months ending January 31, 2021. However, previously issued small refiner waivers and the reductions in Chinese imports continue to have a negative impact on prices RINs, thereby diminishing a blending incentive from the ethanol marketplace.

Changes in the price for crude oil and unleaded gasoline could have a negative impact on the demand for gasoline and impact the market price of ethanol, which could adversely impact our profitability. According to the EIA February 2021 Short Term Energy Outlook, EIA estimates that U.S. gasoline consumption will average 8.5 million barrels per day from February to June, compared with an estimated 7.8 million barrels per day in January. U.S. regular gasoline retail prices averaged $2.33 per gallon in January 2021, compared with an average of $2.20 per gallon in December 2020 and $2.55 per gallon in January 2020. EIA forecasts gasoline prices to average $2.44 per gallon in 2021 and $2.46 per gallon in 2022. In addition, EIA forecasts relatively stable prices for crude oil, projecting Brent crude oil prices to average $56 per barrel in the first quarter of 2021 and $52 per barrel for the remainder of the year. EIA expects lower oil prices later in 2021 as a result of rising oil supply. Significant decreases in the price for crude oil have a negative impact on the demand for ethanol.

Continued ethanol production capacity increases could also have a negative impact on the market price of ethanol, which could be further exacerbated if domestic ethanol inventories remain high or grow, or if U.S. exports of ethanol decline. Throughout 2020, some U.S. ethanol plants temporarily suspended production due to negative margins, largely resulting from the COVID-19 pandemic, and stagnant export projections caused by trade barriers and decreased global demand in connection with the COVID-19 pandemic.

Corn oil prices increased during the three months ending January 31, 2021. One factor in higher corn oil prices is 2019 legislation extending the $1.00 per-gallon biodiesel blender tax credit through December 31, 2022.  However, corn oil prices may decrease if biodiesel producers reduce production and/or demand for corn oil is reduced without extension of the biodiesel blenders tax credit.

Given the inherent volatility in ethanol, distillers’ grains, non-food grade corn oil, grain and natural gas prices, we cannot predict the likelihood that the spread between ethanol, distillers’ grains, non-food grade corn oil, and grain prices in future periods will be consistent compared to historical periods.

Impact of COVID-19 on the Company

Operations

The Company, and the ethanol industry as a whole, experienced significant adverse conditions throughout 2020, as the COVID-19 pandemic greatly reduced travel and thereby reduced demand for fuel, including the ethanol we produce. Reduced demand and high industry inventory levels resulted in record low ethanol prices in the second and third fiscal quarters of 2020. As a result, we experienced negative operating margins, significantly lower cash flow from operations and substantial net losses. In response to these adverse market conditions, HLBE idled its ethanol production from on or about March 30, 2020 through approximately May 31, 2020 and GFE temporarily idled its operations from on or about April 3, 2020 through approximately May 18, 2020. Fuel prices generally, and ethanol prices specifically, stabilized in the three months ending January 31, 2021, and management believes there is potential for fuel demand to increase as more individuals obtain COVID-19 vaccinations and resume traveling. However, it is possible that ongoing pandemic or other factors will cause fuel demand and ethanol prices to remain flat or decrease, thus negatively affecting our business. The Company continues to monitor COVID-19 developments to determine if adjustments to production are warranted.

Employees

The Company has enacted appropriate safety measures to protect the health and safety of our employees, customers, partners and suppliers, and we may take further actions as government authorities require or recommend or as we determine to be in the best interests of our employees, customers, partners and suppliers.

Supply and Demand

Although we continue to regularly monitor the financial health of companies in our supply chain, financial hardship on our suppliers caused by the COVID-19 pandemic could cause a disruption in our ability to obtain raw materials or components required to produce our products, adversely affecting our operations, even when operating at reduced production levels. Additionally, restrictions or disruptions of transportation, such as reduced availability of truck, rail or air transport, port closures and increased border controls or closures, may result in higher costs and delays, both with respect to obtaining raw materials and shipping finished products to customers, which could harm our profitability, make our products less competitive, or cause our customers to seek alternative suppliers. Additionally, the COVID-19 pandemic has significantly increased economic and demand uncertainty. The pandemic has caused a global economic slowdown, and it is possible that it could cause a global recession. In the event of a recession, demand for our products would decline further and our business would be further adversely affected.

PPP Loans

On April 17, 2020, GFE received a loan in the amount of $703,900 through the Paycheck Protection Program. GFE’s PPP loan was forgiven in February 2021. Additionally, on April 18, 2020 HLBE received a loan in the amount of $595,693 through the Paycheck Protection Program. Management expects the HLBE PPP loan will be forgiven in March 2021.

GFE received a second Paycheck Protection Program loan in February 2021 the amount of $703,900. Management expects the entire loan will be used for payroll, utilities and interest; therefore, management anticipates that the loan will be substantially forgiven. To the extent it is not forgiven, the Company would be required to repay that portion at an interest rate of 1% with principal repayment installments beginning in June 2022 with a final installment in February 2026.

HLBE received a second Paycheck Protection Program loan in February 2021 in the amount of $595,693. Management expects the entire loan will be used for payroll, utilities and interest; therefore, management anticipates that the loan will be substantially forgiven. To the extent it is not forgiven, HLBE would be required to repay that portion at an interest rate of 1% with principal repayment installments beginning in February 2022 with a final installment in February 2026.

Outlook

The adverse conditions created by the COVID-19 pandemic caused the Company to experience negative operating margins, significantly lower cash flow from operations and substantial net losses. Although there is uncertainty related to the ongoing impact of the COVID-19 pandemic on our future results, we believe our current cash reserves, cash generated from our operations, our Paycheck Protection Program loans and the available cash under our revolving loans leave us well-positioned to manage our business through this crisis. However, the impacts of the COVID-19 pandemic are broad-reaching, and the financial impacts associated with the COVID-19 pandemic include, but are not limited to, reduced production levels, lower net sales and potential incremental costs associated with mitigating the effects of the pandemic, including storage and logistics costs and other expenses. As a result, although GFE was in compliance with our financial covenants set forth in GFE’s Term Revolving Loan, the impact the COVID-19 pandemic could have an adverse impact on our operating results which could result in our inability to comply with certain of these financial covenants and require our lenders to waive compliance with, or agree to amend, any such covenant to avoid a default.

Additionally, due to the negative financial impacts of the COVID-19 pandemic, HLBE experienced instances of noncompliance with certain loan covenants related to its working capital and net worth ratio, and HLBE is projected to experience additional instances of noncompliance with these loan covenants in the next twelve months. These conditions result in the classification of approximately $11.8 million of debt as current as of at January 31, 2021.  HLBE has insufficient cash on hand and additional borrowing capacity, and current forecasts indicate insufficient cash flows from operations, to repay the debt if it were to come due as a result of covenant noncompliance. These factors raise substantial doubt about HLBE’s ability to continue as a going concern. To remain in business, HLBE will need to obtain additional equity or debt financings. There is a risk that CoBank, as the administrative agent for our lender Compeer, may seek to enforce its security interests and take control of HLBE’s assets. If that were to happen, HLBE may be faced with the prospect of either ceasing operations or seeking to reorganize through Chapter 11 bankruptcy proceedings.

While the business re-openings and distribution of COVID-19 vaccines have improved the overall economic outlook, the pandemic is ongoing, and its dynamic nature makes it difficult to forecast the long-term effects on our industry as a whole and our Company specifically. New variants of the virus that causes COVID-19 may prolong the pandemic, create additional waves of infections, or impose other unforeseen challenges. It is possible that even after the pandemic has subsided, there will be permanent changes to social and economic patterns, such as increased use of video-teleconferencing technology and remote working, that will limit travel and thereby suppress demand for fuel, including the ethanol we produce.

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

Government Supports and Regulation

The Renewable Fuels Standard

The ethanol industry is dependent on several economic incentives to produce ethanol, the most significant of which is the federal Renewable Fuels Standard (“RFS”).  The RFS has been, and we expect will continue to be, a significant factor impacting ethanol usage. Opponents of the RFS have sought to restrict or eliminate the standard through various litigation and legislative actions. Any adverse ruling on, or legislation affecting, the RFS could have an adverse impact on ethanol prices and our financial performance in the future.

The Biden administration has indicated support for RFS blending rules and energy policies that could be beneficial to the ethanol industry and our business. Specifically, the EPA under the Biden administration has announced it supports the interpretation of the RFS’s small-refinery provisions made by U.S. Court of Appeals for the Tenth Circuit in a 2020 decision. In the case, Renewable Fuels Association et al. v. EPA, various agriculture and biofuel groups challenged the EPA’s grant of waivers to three specific refineries. The waived gallons were not redistributed to obligated parties, and thus reduced the aggregate RVOs under the RFS.  In January 2020, the court struck down the exemptions as improperly issued by the EPA. The court interpreted the RFS statute to require that any exemption granted to a small refinery after 2010 must take the form of an “extension.” The U.S. Supreme Court has agreed to hear the case. In February 2021, the EPA announced it supported the 10th Circuit’s interpretation of the RFS, reversing the position the EPA took under the previous administration. Nonetheless, it is uncertain whether the 10th Circuit’s interpretation will be upheld or whether the Biden administration will continue to support energy policies that benefit the ethanol industry and our business.

Additional legal actions related to the RFS are underway. These include lawsuits challenging fuel volume waivers based on “inadequate domestic supply,” challenging the EPA’s lower threshold for granting small refinery exemptions, seeking broader, forward-looking remedy to account for the collective lost volumes caused by recent small refinery exemptions, alleging that the EPA and U.S. Department of Energy have improperly denied access to public records request by RFA, and challenging the Final 2019 Rule over the EPA’s failure to address small refinery exemptions in the rulemaking. If these legal actions, which general seek to require the EPA to enforce the renewable fuel blending requirements of the RFS, are unsuccessful, there may negative impacts on the ethanol industry and our financial performance.

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

On December 27, 2020, the federal government enacted Consolidated Appropriations Act, 2021, a second COVID-19 relief package. Among other things, the legislation authorized additional PPP loans.  In February 2021, GFE received a second Paycheck Protection Program loan in the amount of $703,900 and HLBE received a second Paycheck Protection Program loan in the amount of $595,693. Management expects the entirety of both loans will be used for payroll, utilities and interest; therefore, management anticipates that the loan will be substantially forgiven.

Results of Operations for the Three Months Ended January 31, 2021 and 2020

The following table shows summary information from the results of our operations and the approximate percentage of revenues, costs of goods sold, operating expenses and other items to total revenues in our unaudited condensed consolidated statements of operations for the three months ended January 31, 2021 and 2020 (amounts in thousands).

	Three Months Ended January 31,
	2021		2020
	(unaudited)		(unaudited)
Statement of Operations Data	Amount	%	Amount	%
Revenues	$49,398	100.0%	$53,356	100.0%
Cost of Goods Sold	52,788	106.9%	54,299	101.8%
Gross Loss	(3,390)	(6.9)%	(943)	(1.8)%
Operating Expenses	1,994	4.0%	1,773	3.3%
Operating Loss	(5,384)	(10.9)%	(2,716)	(5.1)%
Other Income (Expense), net	93	0.2%	30	0.1%
Net Loss	5,291	10.7%	(2,686)	(5.0)%
Less: Net (Income) Loss Attributable to Non-controlling Interest	2,040	4.1%	1,185	2.2%
Net Loss Attributable to Granite Falls Energy, LLC	$(3,251)	(6.6)%	$(1,501)	(2.8)%

Revenues

Our consolidated revenue is derived principally from sales of our three primary products: ethanol, distillers’ grains and corn oil. Revenues from these products represented approximately 98.8% and 98.2% of our total revenues for the three months ended January 31, 2021 and 2020, respectively. The remaining approximately 1.2% and 1.8% is attributable to miscellaneous other revenue for the three months ended January 31, 2021 and 2020, respectively, and is made up of incidental sales of corn syrup at HLBE’s plant and revenues from natural gas pipeline operations at Agrinatural, net of intercompany eliminations for distribution fees paid by HLBE to Agrinatural for natural gas transportation services.

The following table shows the sources of our consolidated revenue and the approximate percentage of revenues from those sources to total revenues in our condensed consolidated unaudited statements of operations for the three months ended January 31, 2021:

	Three Months Ended January 31, 2021
	Sales Revenue	% of Total Revenues
Revenue Sources	(in thousands)
Ethanol sales	$36,138	73.2%
Distillers' grains sales	9,777	19.8%
Corn oil sales	2,850	5.8%
Miscellaneous other	633	1.2%
Total Revenues	$49,398	100.0%

The following table shows the sources of our consolidated revenue and the approximate percentage of revenues from those sources to total revenues in our condensed consolidated unaudited statements of operations for the three months ended January 31, 2021:

	Three Months Ended January 31, 2020
	Sales Revenue	% of Total Revenues
Revenue Sources	(in thousands)
Ethanol sales	$40,852	76.6%
Distillers' grains sales	9,631	18.1%
Corn oil sales	1,888	3.5%
Miscellaneous other	985	1.8%
Total Revenues	$53,356	100.0%

Our total consolidated revenues decreased by approximately 7.4% for the three months ended January 31, 2021, as compared to the three months ended January 31, 2020.   This decrease was primarily due to an 11.5% decrease in the number of gallons of ethanol sold. The following table reflects quantities of our three primary products sold and the average net prices received for the three months ended January 31, 2021 and 2020:

	Three Months Ended January 31, 2021		Three Months Ended January 31, 2020
	Quantity Sold	Avg. Net Price	Quantity Sold	Avg. Net Price
Product	(in thousands)		(in thousands)
Ethanol (gallons)	27,436	$1.32	32,227	$1.32
Distillers' grains (tons)	75	$130.10	75	$120.41
Corn oil (pounds)	9,011	$0.32	8,337	$0.25

Ethanol

Total revenues from sales of ethanol decreased by approximately 11.5% for the three months ended January 31, 2021 compared to the same period a year earlier due to an approximately 11.5% decrease in aggregate volume sold caused, in part, by production declines caused in part by the boiler replacement at HLBE.

From time to time, we engage in hedging activities with respect to our ethanol sales. At January 31, 2021, GFE had fixed and basis contracts for forward ethanol sales for various delivery periods through March 31, 2021 valued at approximately $14.6 million. At January 31, 2021 HLBE had forward ethanol sales contracts valued at approximately $14.7 million for various periods through March 2021. Separately, ethanol derivative instruments resulted in a gain of approximately $114,000 for the three months ended January 31, 2021; in comparison, they resulted in a loss of approximately $210,000 for the three months ended January 31, 2020.

Distillers' Grains

Total revenues from sales of distillers’ grains increased by approximately 1.5% for the three months ended January 31, 2021, compared to the same period a year earlier, due primarily to an increase in tons sold of approximately 5.7%.

At January 31, 2021, GFE had forward contracts to sell approximately $3,063,000 of distillers’ grain for deliveries through March 2021. At January 31, 2021, HLBE had forward contracts to sell approximately $5,473,000 of distillers’ grains for delivery through September 2021.

Corn Oil

Total revenues from sales of corn oil increased by approximately 51.0% for the three months ended January 31, 2021 compared to the same period a year earlier due primarily to an approximately 40% increase in the average price per pound we received for our corn oil from period to period coupled with an approximately 7.6% increase in pounds sold from period to period.

Although management believes that corn oil prices will remain relatively steady, prices may decrease if there is an oversupply of corn oil production resulting from increased production rates at ethanol plants or if biodiesel producers begin to utilize lower-priced alternatives such as soybean oil or if the biodiesel blenders’ tax credit is not renewed and biodiesel production declines.

At January 31, 2021, GFE had forward contracts to sell approximately $637,000 of corn oil for delivery through February 2021. At January 31, 2021, HLBE had forward contracts to sell approximately $435,000 of corn oil for delivery through February 2021.

Cost of Goods Sold

Our cost of goods sold decreased by approximately 2.8% for the three months ended January 31, 2021, as compared to the three months ended January 31, 2020 However, as a percentage of revenues, our cost of goods sold increased to approximately 106.9% for the three months ended January 31, 2021, as compared to approximately 101.8% for the same period a year earlier. Approximately 90% of our total costs of goods sold is attributable to our ethanol production. The cost of goods sold per gallon of ethanol sold for the three months ended January 31, 2021, and 2020 was approximately $1.73 and $1.58 per gallon, respectively.

The following table shows the costs of corn and natural gas (our two largest single components of costs of goods sold), as well as all other components of cost of goods sold, which includes processing ingredients, electricity, and wages, salaries and benefits of production personnel, and the approximate percentage of costs of those components to total costs of goods sold in our unaudited condensed consolidated statements of operations for the three months ended January 31, 2021:

	Three Months Ended January 31, 2021
	Cost	% of Cost of Goods Sold
	(in thousands)
Corn costs	$45,193	85.6%
Natural gas costs	3,163	6.0%
All other components of costs of goods sold	4,432	8.4%
Total Cost of Goods Sold	$52,788	100.0%

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

Corn

Our aggregate cost of corn was approximately 7.6% more for the three months ended January 31, 2021 compared to the same period of a year earlier due to an approximately 17.0% increase in the average price per bushel paid for corn, partially offset by an approximately 8.0% decrease in the number of bushels processed from period to period. The corn-ethanol price spread (the difference between the price per gallon of ethanol and the price per bushel of grain divided by 2.8) for the three months ended January 31, 2021 was approximately $0.23 lower than the corn-ethanol price spread we experienced for same period ended January 31, 2020.

From time to time we enter into forward purchase contracts for our commodity purchases and sales. At January 31, 2021, GFE had cash and basis contracts for forward corn purchase commitments for approximately 5.0 million bushels for deliveries through December 2022.  At January 31, 2021, HLBE had cash and basis contracts for forward corn purchase commitments for approximately 4.4 million bushels for deliveries through July 2022.

Our corn derivative positions resulted in a loss of approximately $5.9 million for the three months ended January 31, 2021, and a loss of approximately $160,000 for the three months ended January 31, 2020.  We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn in cost of goods sold as the changes occur. As corn prices fluctuate, the value of our derivative instruments is impacted, which affects our financial performance. We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.

Natural Gas

Our cost of goods sold related to natural gas costs decreased approximately 8.1% for the three months ended January 31, 2021, as compared to the three months ended January 31, 2020.  Management attributes this decrease in cost of natural gas from period to period to less ethanol production.

Other Components of Costs of Goods Sold

Our costs of goods sold related to all other components decreased approximately 50.1% for the three months ended January 31, 2021, compared to the same period ending January 31, 2020 due primarily to a drecrease in production.

Operating Expenses

Operating expenses include wages, salaries, and benefits of administrative employees at the plant, insurance, professional fees, property taxes, and similar costs. Our operating expenses increased by approximately 12.4% for the three months ended January 31, 2021, compared to the same period ended 2020 due primarily to timing of payments related to administrative expenses, including professional fees, trade association dues, and consulting fees.

Operating Income (Loss)

Our operating loss for the three months ended January 31, 2021, increased approximately $2.7 million compared to the same period ended January 31, 2020.  This increase resulted from negative operating margins during the three-month period ending January 31, 2021.

Other Income (Expense), Net

We had net other income of approximately $93,000 and net other income of approximately $30,000 for the three months ended January 31, 2021, and 2020, respectively. This increase in net other income resulted primarily from an increase in patronage income in the three-month period ended January 31, 2021.

Changes in Financial Condition at January 31, 2021 and October 31, 2020

The following table highlights our financial condition at January 31, 2021 and October 31, 2020 (amounts in thousands):

	January 31, 2021	October 31, 2020
Current Assets	$31,925	$31,715
Total Assets	$114,512	$116,198
Current Liabilities	$30,799	$31,252
Long-Term Debt, less current portion	$10,821	$5,876
Operating lease, long-term liabilities	$14,858	$15,755
Other Long-Term Liabilities	$1,433	$1,422
Members' Equity attributable to Granite Falls Energy, LLC	$48,861	$52,112
Non-controlling Interest	$7,740	$9,780

The decrease in total assets was due primarily to a decrease in long-term assets related to depreciation expense and a decrease in the operating lease right of use asset. The decrease in cash was due primarily to increased net loss in the three months ending January 31, 2021.

Our current liabilities decreased approximately $453,000 at January 31, 2021 compared to October 31, 2020, due primarily to a decrease in accounts payable of approximately $4.2 million due to the timing of payments to vendors, offset by an increase in current maturities of long-term debt of approximately $1.7 million and increase in checks drawn in excess of bank balances of approximately $1.4 million.

Our long-term debt increased approximately $4.9 million at January 31, 2021, compared to October 31, 2020, due primarily to both GFE drawing on its revolving term loans during the three-month period ended January 31, 2021.

Members’ equity attributable to Granite Falls Energy, LLC at January 31, 2021, compared to October 31, 2020 decreased by approximately $3.3 million. The decrease was related primarily to our approximately $3.3 million net loss attributable to GFE during the three months ended January 31, 2021.

Non-controlling interest totaled approximately $7.4 million and $9.8 million at January 31, 2021, and October 31, 2020, respectively.  This decrease is a result of increased net loss attributable to non-controlling interest in the 2021 period.

Liquidity and Capital Resources

Our principal sources of liquidity consist of cash provided by operations, cash, and available borrowings under our credit facilities. Future instances of noncompliance with loan covenants may cause acceleration of the outstanding principal balances on the revolving term loan and/or the imposition of fees, charges or penalties. Should we experience unfavorable operating conditions in the future, we may have to secure additional debt or equity sources for working capital or other purposes, or we may be required to idle ethanol production.

Additionally, due to recurring operating and cash flow losses related to difficult market conditions and operating performance, HLBE has experienced instances of noncompliance with certain debt covenants. HLBE has obtained waivers for these instances of noncompliance. However, it is probable HLBE will incur future instances of noncompliance within the next 12 months and there is no guarantee HLBE’s lender will grant future waivers. As a result, approximately $11.8 million of long-term debt has been reclassified as current maturities. HLBE has insufficient cash on hand and additional borrowing capacity, and current forecasts indicate insufficient cash flows from operations, to repay the debt if it were to come due as a result of covenant noncompliance. These factors raise substantial doubt about HLBE’s ability to continue as a going concern. To remain in business, HLBE will need to obtain additional equity or debt financings. There is a risk that CoBank, as the administrative agent for our lender Compeer, may seek to enforce its security interests and take control of HLBE’s assets. If that were to happen, HLBE may be faced with the prospect of either ceasing operations or seeking to reorganize through Chapter 11 bankruptcy proceedings.

Cash Flows

The following table shows our cash flows for the three months ended January 31, 2021 and 2020 (amounts in thousands):

	2021	2020
Net cash used in operating activities	$(12,446)	$(3,423)
Net cash used in investing activities	$(2,185)	$(208)
Net cash provided by (used in) financing activities	$8,070	$(1,474)
Net decrease in cash and restricted cash	$(6,561)	$(5,105)

Operating Cash Flows

During the three months ended January 31, 2021, we used approximately $9.0 million more cash in operating activities compared to the same period ending January 31, 2020, due in part to greater net loss in the 2021 period. Additionally, changes in various working capital components, including the value of commodity derivative instruments and inventory, contributed to the additional cash used during the 2021 period.

Investing Cash Flows

Cash used in investing activities was approximately $2.0 million more for the three months ended January 31, 2021, compared to the same period a year earlier, due to an increase in capital expenditures during the 2021 period.

Financing Cash Flows

During the three months ended January 31, 2021, our financing activities provided us with approximately $9.5 million in cash more than during the three month period ended January 31, 2020. We borrowed approximately $6.7 million from long-term debt, net of repayments during the three months ended January 31, 2021, while we made net payments of approximately $198,000 on our long-term debt net of borrowing during the same period a year earlier.

Indebtedness

GFE has indebtedness consisting of the following loans and agreements: a Revolving Term Loan, a Single Advance Term Note, the Project Hawkeye Loan, and an SBA Paycheck Protection Program Loan. HLBE has indebtedness consisting of the following loans and agreements a Revolving Term Loan, a Single Advance Term Loan, a Short Term Revolving Promissory Note, an SBA Paycheck Protection Program Loan, and certain water treatment agreements. Please refer to PART I - Item 1 - Financial Statements, Note 7 - Debt Facilities for additional details.

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

At January 31, 2021, our critical accounting estimates continue to include those described in our annual report on Form 10-K for the fiscal year ended October 31, 2020. Management has not changed the method of calculating and using estimates and assumptions in preparing our condensed consolidated unaudited financial statements in accordance with generally accepted accounting principles in the United States of America.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements.

Item 3.   Quantitative and Qualitative Disclosures About Market

Not Applicable.

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

Effectiveness of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and General Manager (the principal executive officer), Steve Christensen, along with our Chief Financial Officer (the principal financial officer), Stacie Schuler, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2021. Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

The risk factors below should be read in conjunction with the risk factors previously discussed in Item 1A of our Form 10-K for the fiscal year ended October 31, 2020. Additional risks and uncertainties, including risks and uncertainties not presently known to us, or that we currently deem immaterial, could also have an adverse effect on our business, financial condition and/or results of operations.

Our CEO and General Manager intends to retire before the end of 2021, and as a result our Company may face challenges that arise from a transition in leadership, which may adversely affect our business.

Our CEO and general manager Steve Christensen intends to retire at or before the end of 2021 and has executed a separation agreement with GFE. As a result, GFE will be required to hire a new CEO in 2021. With Christensen’s departure, the Company will lose significant experience and institutional knowledge, which may adversely affect our business.

The election of President Joe Biden and the transition to a new presidential administration may result in new or different regulations and policies that may adversely affect our business.

Joe Biden was elected president in November 2020, defeating President Donald Trump. As of January 31, 2021, Democrats controlled the presidency and held narrow majorities in the U.S. Senate and House of Representatives. The transition to a new presidential administration creates unknowns that may adversely affect the economy as a whole and our industry and business specifically. Single-party control of the federal government may result in new or altered regulations and policies, including those related to agriculture, the environment, energy, transportation, and labor. Under the new administration, the future of policies specifically applicable to our industry and business, including the RFS and small refinery RVOs, also remain unclear. These factors and other political shifts may negatively affect our business.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

None.

Item 5.   Other Information

None.

Item 6.   Exhibits.

(a)	The following exhibits are included in this report.

Exhibit No.	Exhibit

10.1	Negotiable Promissory Note dated December 1, 2020 between Heron Lake BioEnergy, LLC, as Borrower and Granite Falls Energy, LLC, as Lender.*

31.1	Certification of Chief Executive Officer pursuant to 17 CFR 240.13a-14(a)*

31.2	Certification of Chief Financial Officer pursuant to 17 CFR 240.13a-14(a)*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350*
101

The following financial information from Granite Falls Ethanol, LLC's Quarterly Report on Form 10-Q for the three months ended January 31, 2021, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at January 31, 2021 and October 31, 2020; (ii) the Condensed Consolidated Statements of Operations for the three months ended January 31, 2021 and 2020; (iii) the Condensed Consolidated Statements of Changes in Members’ Equity for the three months ended January 31, 2021 and 2020; (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended January 31, 2021 and 2021; and (iv) Notes to Condensed Consolidated Unaudited Financial Statements.*

*   Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANITE FALLS ENERGY, LLC

Date: March 17, 2021	/s/ Steve Christensen
Steve Christensen
Chief Executive Officer

/s/ Stacie Schuler
Date: March 17, 2021	Stacie Schuler
Chief Financial Officer