Form 10-Q
period 2021-04-30
Granite Falls Energy, LLC
filed 2021-06-14
CIK 1181749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended April 30, 2021

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

◻Yes    ⌧No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of June 14, 2021, there were 30,606 membership units outstanding.

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

GRANITE FALLS ENERGY, LLC and Subsidiaries

Condensed Consolidated Balance Sheets

	April 30, 2021	October 31, 2020
ASSETS	(unaudited)
Current Assets
Cash	$6,133,993	$11,423,427
Restricted cash	3,505,268	2,156,694
Accounts receivable	6,015,361	3,386,068
Inventory	16,654,492	13,791,805
Commodity derivative instruments	325,238	56,050
Prepaid expenses and other current assets	1,691,387	901,384
Total current assets	34,325,739	31,715,428

Property and Equipment, net	52,848,924	54,965,983

Investments	10,709,390	9,799,384

Operating lease right of use asset	17,551,426	19,383,654

Other Assets	333,254	333,254

Total Assets	$115,768,733	$116,197,703

LIABILITIES AND MEMBERS' EQUITY
Current Liabilities
Checks drawn in excess of bank balances	$1,040,874	$692,984
Current maturities of long-term debt	2,094,468	12,954,538
Accounts payable	6,796,811	12,294,097
Commodity derivative instruments	1,358,388	816,478
Accrued expenses	1,288,633	865,883
Operating lease, current liabilities	3,601,381	3,628,259
Total current liabilities	16,180,555	31,252,239

Long-Term Debt, less current portion	18,133,212	5,876,318

Operating lease, long-term liabilities	13,950,045	15,755,395

Other Long-Term Liabilities	1,444,886	1,421,924

Commitments and Contingencies

Members' Equity
Members' equity attributable to Granite Falls Energy, LLC consists of 30,606 units authorized, issued and outstanding at April 30, 2021 and October 31, 2020	56,996,655	52,111,525
Non-controlling interest	9,063,380	9,780,302
Total members' equity	66,060,035	61,891,827

Total Liabilities and Members' Equity	$115,768,733	$116,197,703

Notes to Condensed Consolidated Unaudited Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC and Subsidiaries

Condensed Consolidated Statements of Operations

	Three Months Ended April 30,		Six Months Ended April 30,
	2021	2020	2021	2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues	$74,040,361	$33,106,922	$123,438,747	$86,463,248

Cost of Goods Sold	65,067,234	45,653,163	117,855,530	99,951,982

Gross Profit (Loss)	8,973,127	(12,546,241)	5,583,217	(13,488,734)

Operating Expenses	2,002,801	1,909,655	3,997,038	3,683,343

Operating Income (Loss)	6,970,326	(14,455,896)	1,586,179	(17,172,077)

Other Income (Expense)
Other income, net	1,611,968	207,581	1,755,425	207,527
Interest income	1,292	8,191	2,603	43,669
Interest expense	(202,452)	(113,114)	(368,907)	(217,112)
Investment income (loss)	1,078,453	(690,174)	1,192,908	(591,489)
Total other income (expense), net	2,489,261	(587,516)	2,582,029	(557,405)

Net Income (Loss)	$9,459,587	$(15,043,412)	$4,168,208	$(17,729,482)

Less: Net (Income) Loss Attributable to Non-controlling Interest	(1,323,603)	3,160,225	716,922	4,345,596

Net Income (Loss) Attributable to Granite Falls Energy, LLC	$8,135,984	$(11,883,187)	$4,885,130	$(13,383,886)

Weighted Average Units Outstanding - Basic and Diluted	30,606	30,606	30,606	30,606

Amounts attributable to Granite Falls Energy, LLC:

Net Income (Loss) Per Unit - Basic and Diluted	$265.83	$(388.26)	$159.61	$(437.30)

Notes to Condensed Consolidated Unaudited Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Members' Equity

	Members' Equity
	attributable to	Non-controlling	Total Members'
	Granite Falls Energy, LLC	Interest	Equity
Balance - October 31, 2020	$52,111,525	$9,780,302	$61,891,827

Net loss attributable to non-controlling interest	—	(2,040,525)	(2,040,525)
Net loss attributable to Granite Falls Energy, LLC	(3,250,854)	—	(3,250,854)

Balance - January 31, 2021	$48,860,671	$7,739,777	$56,600,448

Net income attributable to non-controlling interest	—	1,323,603	1,323,603
Net income attributable to Granite Falls Energy, LLC	8,135,984	—	8,135,984

Balance - April 30, 2021	$56,996,655	$9,063,380	$66,060,035

Balance - October 31, 2019	$65,468,635	$19,215,914	$84,684,549

Acquisition of non-controlling interest	(78,817)	(2,146,183)	(2,225,000)
Net loss attributable to non-controlling interest	—	(1,185,371)	(1,185,371)
Net loss attributable to Granite Falls Energy, LLC	(1,500,699)	—	(1,500,699)

Balance - January 31, 2020	$63,889,119	$15,884,360	$79,773,479

Net loss attributable to non-controlling interest	—	(3,160,225)	(3,160,225)
Net loss attributable to Granite Falls Energy, LLC	(11,883,187)	—	(11,883,187)

Balance - April 30, 2020	$52,005,932	$12,724,135	$64,730,067

Notes to Consolidated Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	Six Months Ended April 30,
	2021	2020
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net income (loss)	$4,168,208	$(17,729,482)
Adjustments to reconcile net income (loss) to net cash used in operations:
Depreciation and amortization	3,840,675	4,690,652
Paycheck Protection Program loan forgiveness income	(1,299,593)	—
Change in fair value of derivative instruments	6,794,000	1,140,186
Loss (gain) on equity method investments	(1,192,908)	591,489
Return on investment	282,902	—
Loss on disposal of assets	21,728	—
Changes in operating assets and liabilities:
Commodity derivative instruments	(6,521,278)	(434,707)
Accounts receivable	(2,629,293)	7,268,102
Inventory	(2,862,687)	267,663
Prepaid expenses and other current assets	(790,003)	(558,117)
Accounts payable	(3,356,661)	(9,390,656)
Accrued expenses	422,750	1,688,599
Accrued railcar rehabilitation costs	22,962	22,962
Net Cash Used In Operating Activities	(3,099,198)	(12,443,309)

Cash Flows from Investing Activities
Payments for capital expenditures	(3,885,969)	(613,867)
Net Cash Used in Investing Activities	(3,885,969)	(613,867)

Cash Flows from Financing Activities
Checks drawn in excess of bank balance	347,890	807,756
Proceeds from Paycheck Protection Program loans	1,299,593	1,299,593
Proceeds from long-term debt	8,752,196	17,786,740
Payments on long-term debt	(7,355,372)	(12,191,374)
Acquisition of non-controlling interest	—	(2,000,000)
Net Cash Provided by Financing Activities	3,044,307	5,702,715

Net Decrease in Cash and Restricted Cash	(3,940,860)	(7,354,461)

Cash and Restricted Cash - Beginning of Period	13,580,121	13,574,290

Cash and Restricted Cash - End of Period	$9,639,261	$6,219,829

Reconciliation of Cash and Restricted Cash
Cash - Balance Sheet	$6,133,993	$5,868,761
Restricted Cash - Balance Sheet	3,505,268	351,068
Cash and Restricted Cash	$9,639,261	$6,219,829

Supplemental Cash Flow Information
Cash paid during the period for:
Interest expense	$377,867	$217,112

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Capital expenditures and construction in process included in accounts payable	$—	$13,487

Notes to Condensed Consolidated Unaudited Financial Statements are an integral part of this Statement.

Granite Falls Energy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

April 30, 2021

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

Basis of Presentation and Principles of Consolidation

The condensed consolidated unaudited financial statements as of April 30, 2021 consolidate the operating results and financial position of GFE, and its approximately 50.7% owned subsidiary, HLBE (through GFE's 100% ownership of Project Viking, LLC). Given the Company’s control over the operations of HLBE and its majority voting interest, the Company consolidates the condensed consolidated unaudited financial statements of HLBE with GFE's condensed consolidated unaudited financial statements. The remaining 49.3% ownership of HLBE is included in the condensed consolidated unaudited financial statements as a non-controlling interest. HLBE, through its wholly owned subsidiary, HLBE Pipeline Company, LLC, owned approximately 73% of Agrinatural through December 11, 2019 when the remaining non-controlling interest was acquired. All significant intercompany balances and transactions are eliminated in consolidation.

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

April 30, 2021

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

April 30, 2021

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

April 30, 2021

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

The Company, and the ethanol industry as a whole, experienced significant adverse conditions throughout most of 2020 and into 2021 as a result of industry-wide record low ethanol prices due to reduced demand and high industry inventory levels, which were compounded by the impact of the novel coronavirus ("COVID-19"). These factors resulted in prolonged negative operating margins, significantly lower cash flow from operations and substantial net losses. As a result, as of the three months ended January 30, 2021 and the fiscal year ended October 31, 2020, HLBE was not in compliance with its working capital and net worth covenant requirements, for which a waiver was obtained. HLBE was in compliance with its working capital and net worth covenant requirements as of April 30, 2021 and expects future compliance during the next twelve months. GFE was in compliance with its working capital covenant requirement as of April 30, 2021.

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

The Company is working toward a merger with HLBE, the Company’s majority owned subsidiary. Pursuant to a Merger Agreement, the Company would acquire the minority ownership interest of HLBE for $14 million, or approximately $0.36405 per unit, and the Company would become the sole owner of HLBE. Management believes the merger would provide HLBE with additional financial resources to assist HLBE’s continued operations and would thereby protect the Company’s investment in HLBE. The Merger is subject to approval by the minority interest unitholders of HLBE. A special meeting of the members of HLBE is expected to be held in summer 2021 to vote on the proposed merger. If approved by the minority unitholders, the merger is expected to close following the special meeting.

Granite Falls Energy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

April 30, 2021

3.   REVENUE

Revenue by Source

All revenues from contracts with customers under ASC Topic 606 are recognized at a point in time. The following table disaggregates revenue by major source for the three and six months ended April 30, 2021 and 2020:

Three Months Ended April 30, 2021 (unaudited)
Total
Ethanol	$57,776,747
Distillers’ Grains	11,958,890
Corn Oil	3,677,204
Other	303,513
Natural Gas Pipeline	324,007
Total Revenues	$74,040,361

Three Months Ended April 30, 2020 (unaudited)
Total
Ethanol	$23,753,704
Distillers’ Grains	7,389,829
Corn Oil	1,534,832
Other	191,806
Natural Gas Pipeline	236,751
Total Revenues	$33,106,922

Six Months Ended April 30, 2021
(unaudited)
Total
Ethanol	$93,915,238
Distillers’ Grains	21,735,980
Corn Oil	6,527,403
Other	529,259
Natural Gas Pipeline	730,867
Total Revenues	$123,438,747

Six Months Ended April 30, 2020
(unaudited)
Total
Ethanol	$64,605,693
Distillers’ Grains	17,021,121
Corn Oil	3,422,683
Other	487,723
Natural Gas Pipeline	926,028
Total Revenues	$86,463,248

Payment Terms

The Company has contractual payment terms with each respective marketer that sells ethanol, distillers’ grains and corn oil. These terms are 10 calendar days after the transfer of control date. The Company has contractual payment terms with natural gas customers of 20 days.

Granite Falls Energy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

April 30, 2021

Shipping and Handling Costs

Shipping and handling costs related to contracts with customers for sale of goods are accounted for as a fulfillment activity and are included in cost of goods sold. Accordingly, amounts billed to customers for such costs are included as a component of revenue.

4.   INVENTORY

Inventories consist of the following:

	April 30, 2021	October 31, 2020
	(unaudited)
Raw materials	$4,128,930	$4,893,502
Supplies	3,450,512	3,070,458
Work in process	1,966,128	1,480,871
Finished goods	7,108,922	4,346,974
Totals	$16,654,492	$13,791,805

The Company performs a lower of cost or net realizable value analysis on inventory to determine if the net realizable values of certain inventories are less than their carrying value, which is attributable primarily to decreases in market prices of corn and ethanol. Based on the lower of cost or net realizable value analysis, as a component of cost of goods sold, the Company recorded a loss on ethanol inventories of approximately $0 and $949,000 for the three months ended April 30, 2021 and 2020, respectively, and approximately $0 and $2,151,000 for the six months ended April 30, 2021 and 2020, respectively. Based on the lower of cost or net realizable value analysis, as a component of cost of goods sold, the Company recorded a loss on corn inventories of approximately $0 and $1,087,000 for the three months ended April 30, 2021 and 2020, respectively, and approximately $0 and $1,213,000 for the six months ended April 30, 2021 and 2020, respectively.

5.   DERIVATIVE INSTRUMENTS

As of April 30, 2021, the total notional amount of GFE’s outstanding corn derivative instruments was approximately 2,710,000 bushels, comprised of long corn futures positions on 180,000 bushels that were entered into to hedge forecasted ethanol sales through July 2021, and short corn futures positions on 2,530,000 bushels that were entered into to hedge forecasted corn purchases through December 2022. Additionally, there are corn options positions of 6,920,000 bushels through September 2021. There may be offsetting positions that are not shown on a net basis that could lower the notional amount of positions outstanding.

As of April 30, 2021, the total notional amount of HLBE’s outstanding corn derivative instruments was approximately 2,100,000 bushels, comprised of long corn futures positions on 800,000 bushels that were entered into to hedge forecasted ethanol sales through July 2021, and short corn futures positions on 1,300,000 bushels that were entered into to hedge forecasted corn purchases through July 2022. Additionally, there are corn options positions of 5,120,000 bushels through September 2021. There may be offsetting positions that are not shown on a net basis that could lower the notional amount of positions outstanding.

As of April 30, 2021, GFE had approximately $2,858,000 of cash collateral (restricted cash) related to derivatives held by a broker.

As of April 30, 2021, HLBE had approximately $647,000 of cash collateral (restricted cash) related to derivatives held by a broker.

Granite Falls Energy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

April 30, 2021

The following tables provide details regarding the Company's derivative instruments at April 30, 2021, none of which were designated as hedging instruments:

	Consolidated Balance Sheet Location	Assets	Liabilities
Corn contracts - GFE	Commodity derivative instruments	—	1,358,388
Corn contracts - HLBE	Commodity derivative instruments	325,238	—
Totals		$325,238	$1,358,388

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

The following tables provide details regarding the gains (losses) from Company's derivative instruments in the consolidated statements of operations, none of which are designated as hedging instruments:

	Consolidated Statement	Three Months Ended April 30,		Six Months Ended April 30,
	of Operations Location	2021	2020	2021	2020
Corn contracts	Cost of Goods Sold	$(1,071,154)	$(563,645)	$(6,965,012)	$(723,863)
Ethanol contracts	Revenues	57,074	(205,930)	171,012	(416,323)
Total loss		$(1,014,080)	$(769,575)	$(6,794,000)	$(1,140,186)

Granite Falls Energy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

April 30, 2021

6.   FAIR VALUE

The following table sets forth, by level, the Company assets that were accounted for at fair value on a recurring basis at April 30, 2021:

			Fair Value Measurement Using
			Quoted Prices	Significant Other	Significant
	Carrying Amount in		in Active Markets	Observable Inputs	Unobservable Inputs
Financial Assets:	Consolidated Balance Sheet	Fair Value	(Level 1)	(Level 2)	(Level 3)
Commodity Derivative instruments - Corn	$325,238	$325,238	$325,238	$—	$—

Financial Liabilities:
Commodity Derivative instruments - Corn	$1,358,388	$1,358,388	$1,358,388	$—	$—
Accounts Payable (1)	$69,506	$69,506	$—	$69,506	$—

The following table provides information on those derivative assets and liabilities measured at fair value on a recurring basis at October 31, 2020:

			Fair Value Measurement Using
			Quoted Prices	Significant Other	Significant
	Carrying Amount in		in Active Markets	Observable Inputs	Unobservable Inputs
Financial Assets:	Consolidated Balance Sheet	Fair Value	(Level 1)	(Level 2)	(Level 3)
Commodity Derivative Instruments - Ethanol	$56,050	$56,050	$56,050	$—	$—

Financial Liabilities:
Commodity Derivative Instruments - Corn	$816,478	$816,478	$816,478	$—	$—
Accounts Payable (1)	$792,795	$792,795	$—	$792,795	$—

(1)	Accounts payable is generally stated at historical amounts with the exception of amounts in this table related to certain delivered inventory for which the payable fluctuates based on the changes in commodity prices. These payables are hybrid financial instruments for which the company has elected the fair value option.

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

Granite Falls Energy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

April 30, 2021

7.  DEBT FACILITIES

Debt financing consists of the following:

	April 30, 2021	October 31, 2020
	(unaudited)
GRANITE FALLS ENERGY:
Revolving term loan, see terms below.	$112,445	$—
Term note payable to Project Hawkeye, see terms below.	5,803,571	6,339,286
SBA Paycheck Protection Program loan	703,900	703,900

HERON LAKE BIOENERGY:
Amended revolving term note payable to lending institution, see terms below.	10,005,520	7,891,426
Single advance term note payable to lending institution, see terms below.	2,700,000	3,000,000
Short term revolving note, see notes below	6,000	—
Assessment payable as part of water treatment agreement, due in semi-annual installments of $189,393 with interest at 6.55%, enforceable by statutory lien, with the final payment due in October 2021. HLBE made deposits for one years' worth of debt service payments of approximately $364,000, which is included with other current assets that are held on deposit to be applied with the final payments of the assessment.	300,551	300,551
SBA Paycheck Protection Program Loan	595,693	595,693
Totals	20,227,680	18,830,856
Less: amounts due within one year	2,094,468	12,954,538
Net long-term debt	$18,133,212	$5,876,318

Granite Falls Energy

Revolving Term Loan

GFE has a credit facility with a lender in the form of a revolving term loan in the amount of $11,000,000 that will expire on October 20, 2024. The credit facility also requires GFE to comply with certain financial covenants at various times calculated monthly, quarterly or annually, including a restriction of the payment of dividends and maintenance of certain financial ratios including minimum working capital, minimum net worth and a debt service coverage ratio as defined by the credit facility. Failure to comply with the protective loan covenants or maintain the required financial ratios may cause acceleration of the outstanding principal balances on the revolving term loan and/or the imposition of fees, charges or penalties The credit facility is secured by substantially all assets of GFE. There are no savings account balance collateral requirements as part of this credit facility.  Interest on the revolving term accrues at a variable weekly rate equal to 3.25% above the higher of 0.00% or One Month London Interbank Offered Rate (“LIBOR”) Index Rate, which totaled 3.37% at April 30, 2021.

GFE also agreed to pay an unused commitment fee on the unused available portion of the revolving term loan commitment at the rate of 0.500% per annum, payable monthly in arrears.

Project Hawkeye Loan

On August 2, 2017, GFE entered into a replacement credit facility with Project Hawkeye. The terms of the replacement credit facility allow GFE to borrow up to $7.5 million of variable-rate, amortizing non-recourse debt from Project Hawkeye using the GFE’s $7.5 million investment in Ringneck Energy & Feed, LLC (“Ringneck”), as collateral.  The Project Hawkeye loan bears interest from date funds are first advanced on the loan through maturity, at a rate per annum equal to the sum of the One Month LIBOR Index Rate plus 3.05% per annum, with an interest rate floor of 3.55%, which equated to 3.55% at April 30, 2021 and October 31, 2020.

The Project Hawkeye loan requires annual interest payments only for the first two years of the loan and monthly principal and interest payments for years three through nine based on a seven- year amortization period.  The monthly

Granite Falls Energy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

April 30, 2021

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

SBA Paycheck Protection Program Loan

In March 2020, Congress passed the Paycheck Protection Program, authorizing loans to small businesses for use in paying employees that they continue to employ throughout the COVID-19 pandemic and for rent, utilities and interest on mortgages. Loans obtained through the Paycheck Protection Program are eligible to be forgiven as long as the proceeds are used for qualifying purposes and certain other conditions are met. On April 17, 2020, GFE received a loan in the amount of $703,900 through the Paycheck Protection Program. This note was forgiven in full during February 2021.  Forgiveness income is recorded as a component of other income on the statement of operations.

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

Heron Lake BioEnergy

Revolving Term Note

The 2020 Credit Facility includes an amended and restated revolving term loan with a $13 million principal commitment. The loan is secured by substantially all of the Company’s assets, including a subsidiary guarantee. The 2020 Credit Facility contains customary covenants, including restrictions on the payment of dividends and loans and advances to Agrinatural, and maintenance of certain financial ratios including minimum working capital, minimum net worth and a debt service coverage ratio as defined by the credit facility. As of the three months ended January 30, 2021 and the fiscal year ended October 31, 2020, HLBE was not in compliance with its working capital and net worth covenant requirements, for which a waiver was obtained. Failure to comply with the protective loan covenants or maintain the required financial ratios may cause acceleration of the outstanding principal balances on the revolving term loan and/or the imposition of fees, charges, or penalties. The Company was in compliance with its debt covenants on April 30, 2021.

During February 2021, the 2020 Credit Facility was amended to reduce the working capital covenant to $8 million through May 31, 2021 and increasing to $10 million beginning June 30, 2021. The 2020 Credit Facility was also amended to decrease the net worth requirement from $32 million to $28 million.

As part of the 2020 Credit Facility closing, the Company entered into an amended administrative agency agreement with CoBank, ACP (“CoBank”).  As a result, CoBank will continue act as the agent for the lender with respect to the 2020 Credit Facility. The Company agreed to pay CoBank an annual fee of $2,500 for its services as administrative agent.

Under the terms of the amended revolving term loan, the Company may borrow, repay, and reborrow up to the aggregate principal commitment amount of $13,000,000. Final payment of amounts borrowed under the amended revolving term loan is due December 1, 2022. Interest on the amended revolving term loan accrues at a variable weekly

Granite Falls Energy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

April 30, 2021

rate equal to 3.35% above the higher of 0.00% or the One-Month London Interbank Offered Rate (“LIBOR”) Index rate, which totaled 3.47% at April 30, 2021.

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

Short Term Revolving Promissory Note

In February 2021, HLBE entered into a revolving promissory note with its lender in order to finance the operating needs of HLBE. The revolving promissory note is subject to the 2020 Credit Facility. Under the terms, HLBE may borrow, repay and reborrow up to the aggregate principal commitment amount of $5,000,000. Final payment of amounts borrowed under the revolving promissory note is June 1, 2021. Interest of the loan accrues at a variable weekly rate equal to 3.35% above the higher of 0.00% or the One-Month London Interbank Offered Rate (“LIBOR”) Index rate and is payable monthly in arrears. The rate totaled 3.47% at April 30,2021. In addition, HLBE agreed to pay an unused commitment fee on the unused available portion of the loan at the rate of 0.50% per annum payable monthly in arrears.

SBA Paycheck Protection Program Loan

In March 2020, Congress passed the Paycheck Protection Program, authorizing loans to small businesses for use in paying employees that they continue to employ throughout the COVID-19 pandemic and for rent, utilities and interest on mortgages. Loans obtained through the Paycheck Protection Program are eligible to be forgiven as long as the proceeds are used for qualifying purposes and certain other conditions are met. On April 18, 2020, the Company received a loan in the amount of $595,693 through the Paycheck Protection Program. The loan was forgiven in full during March 2021. Forgiveness income is recorded as a component of other income on the statement of operations.

In February 2021, the Company received a second Paycheck Protection Program loan in the amount of $595,693. Management expects the entire loan will be used for payroll, utilities and interest; therefore, management anticipates that the loan will be substantially forgiven. To the extent it is not forgiven, the Company would be required to repay that portion at an interest rate of 1% with principal repayment installments beginning in March 2022 with a final installment in February 2026.

Negotiable Promissory Note with GFE

In December 2020, we entered into a negotiable promissory note with GFE with a $5,000,000 principal commitment. Interest on the loan accrues at a variable weekly rate equal to the higher of 1.00% or the One-Month LIBOR Index rate, plus 3.35%, which totaled 3.47% at April 30, 2021. The note was due on demand, and accrued interest must be paid in full the first business day of each month. The note is unsecured and may be prepaid at any time without penalty.  In January 2021, we borrowed the $5,000,000 on the promissory note, which was classified as a current liability. In February 2021, GFE agreed to modify the promissory note to remove the due on demand feature, instead agreeing that GFE will not require any principal repayment on the loan until March 2023.  However, should there be future violations

Granite Falls Energy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

April 30, 2021

of the Credit Facility loan covenants, those violations would also be considered a default on this promissory note.  This related party promissory note with GFE is eliminated upon consolidation on the condensed consolidated balance sheet.

Estimated annual maturities of debt at April 30, 2021, are as follows based on the most recent debt agreements:

2022	$2,094,468
2023	11,957,789
2024	1,979,723
2025	2,095,265
2026	1,654,007
Thereafter	446,428
Total debt	$20,227,680

8. LEASES

The Company leases rail cars for its facility to transport ethanol and dried distillers’ grains to its end customers. Operating lease right of use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company uses its estimated incremental borrowing rate, unless an implicit rate is readily determinable, as the discount rate for each lease in determining the present value of lease payments. For the six months ended April 30, 2021, the Company’s weighted average discount rate was 4.87%.  Operating lease expense is recognized on a straight-line basis over the lease term.

The Company determines if an arrangement is a lease or contains a lease at inception. The Company’s leases have remaining terms of approximately one to seven years. For the six months ended April 30, 2021, the weighted average remaining lease term was four years.

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

The following table summarizes the remaining annual maturities of the Company’s operating lease liabilities as of April 30, 2021:

2022	$4,348,300
2023	4,251,000
2024	3,759,000
2025	3,163,800
2026	2,623,950
Thereafter	1,645,600
Totals	19,791,650
Less: Amount representing interest	2,240,224
Lease liabilities	$17,551,426

For the three and six months ended April 30, 2021, GFE recorded operating lease costs for these leases of approximately $817,000 and $1,651,000, respectively, in cost of goods sold in the Company’s statement of operations, which approximates the cash paid for the periods. For the three and six months ended April 30, 2020, GFE recorded operating lease costs for these leases of approximately $638,000 and $1,279,000, respectively, in cost of goods sold in the Company’s statement of operations, which approximates the cash paid for the periods.

For the three and six months ended April 30, 2021, HLBE recorded operating lease costs for these leases of approximately $644,000 and $1,255,000, respectively, in cost of goods sold in the Company’s statement of operations, which approximates the cash paid for the periods.  For the three and six months ended April 30, 2020, HLBE recorded

Granite Falls Energy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

April 30, 2021

operating lease costs for these leases of approximately $490,000 and $1,021,000, respectively, in cost of goods sold in the Company’s statement of operations, which approximates the cash paid for the periods.

9.   MEMBERS' EQUITY

Granite Falls Energy

GFE has one class of membership units.  The units have no par value and have identical rights, obligations and privileges.  Income and losses are allocated to all members based upon their respective percentage of units held. As of April 30, 2021 and October 31, 2020, GFE had 30,606 membership units authorized, issued, and outstanding.

10.  RELATED PARTY TRANSACTIONS

Corn Purchases - Members

GFE purchased corn from board members of approximately $1,646,000 and $526,000 for the three months ended April 30, 2021 and 2020, respectively, and approximately $2,623,000 and $840,000 for the six months ended April 30, 2021 and 2020, respectively.

HLBE purchased corn from board members of approximately $4,934,000 and $750,000 for the three months ended April 30, 2021 and 2020, respectively, and approximately $8,676,000 and $5,815,000 for the six months ended April 30, 2021 and 2020, respectively.

11.  COMMITMENTS AND CONTINGENCIES

Corn Forward Contracts

At April 30, 2021, GFE had cash and basis contracts for forward corn purchase commitments for approximately 5,186,000 bushels for deliveries through December 2022.

At April 30, 2021, HLBE had cash and basis contracts for forward corn purchase commitments for approximately 4,689,000 bushels for deliveries through March 2022.

Given the uncertainty of future ethanol and corn prices, the Company could incur a loss on the outstanding corn purchase contracts in future periods. Management has evaluated these forward contracts and its inventories using the lower of cost or net realizable value evaluation, similar to the method used on its inventory, and has determined that an impairment of loss of approximately $47,000 existed at October 31, 2020, for the HLBE forward corn purchase commitments. No impairment loss existed for GFE forward corn purchase commitments as of April 30, 2021.

Granite Falls Energy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

April 30, 2021

Ethanol Forward Contracts

At April 30, 2021, GFE had fixed and basis contracts to sell approximately $16,935,000 of ethanol for various delivery periods through June 2021, which approximates 76% of its anticipated ethanol sales for this that period.

At April 30, 2021, HLBE had fixed and basis contracts to sell approximately $21,460,000 of ethanol for various delivery periods through June 2021, which approximates 90% of its anticipated ethanol sales for that period.

Distillers' Grain Forward Contracts

At April 30, 2021, GFE had forward contracts to sell approximately $,1,163,000 of distillers’ grains for various delivery periods through May 2021, which approximates 35% of its anticipated distillers’ grain sales for this that period.

At April 30, 2021, HLBE had forward contracts to sell approximately $2,500,000 of distillers’ grain for various delivery periods through September 2021, which approximates16% of its anticipated distillers’ grain sales for that period.

Corn Oil Forward Contracts

At April 30, 2021, GFE had forward contracts to sell approximately $746,000 of corn oil for delivery through May 2021, which approximates 100% of its anticipated corn oil sales for that period.

At April 30, 2021, HLBE had forward contracts to sell approximately $597,000 of corn oil for delivery through May 2021, which approximates 40% of its anticipated corn oil sales for that period.

Rail Car Rehabilitation Costs

GFE leases 75 hopper rail cars under a multi-year agreement which ends in November 2025. Under the agreement, GFE is required to pay to rehabilitate each car for “damage” that is considered to be other than normal wear and tear upon turn in of the car(s) at the termination of the lease. GFE believes that it is probable that GFE may be assessed for damages incurred. Company management has estimated total costs to rehabilitate the cars at April 30, 2021 and October 31, 2020 to be approximately $825,000.  GFE accrues the estimated cost of railcar damages over the term of the lease as the cost of damages are incurred.

HLBE leases 50 hopper rail cars under a multi-year agreement which ends in May 2027. Under the agreement, HLBE is required to pay to rehabilitate each car for “damage” that is considered to be other than normal wear and tear upon turn in of the car(s) at the termination of the lease.  HLBE believes that it is probable that we may be assessed for damages incurred. Company management has estimated total costs to rehabilitate the cars at April 30, 2021 and October 31, 2020 to be approximately $620,000 and $597,000, respectively.  HLBE accrues the estimated cost of railcar damages over the term of the lease as the cost of damages are incurred. During the three month periods ended April 30, 2021 and 2020, the Company has recorded an expense for the recognition of damages and actual repairs in cost of goods of approximately $43,000 and $12,000, respectively.  During the six month periods ended April 30, 2021 and 2020, the Company has recorded an expense for the recognition of damages and actual repairs in cost of goods of approximately $55,000 and $23,000, respectively.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

We prepared the following discussion and analysis to help readers better understand our financial condition, changes in our financial condition, and results of operations for the three and six months ended April 30, 2021 and 2020.  This section should be read in conjunction with the condensed consolidated unaudited financial statements and related notes in PART I - Item 1 of this report and the information contained in the Company’s quarterly report on Form 10-Q for the three months ended January 31, 2021, and the Company’s annual report on Form 10-K for the fiscal year ended October 31, 2020.

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

Forward-looking statements are subject to a number of known and unknown risks, uncertainties and other factors, many of which may be beyond our control, and may cause actual results, performance or achievements to differ materially from those projected in, expressed or implied by forward-looking statements. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us are described more particularly in the “Risk Factors” sections of our annual report on Form 10-K for the year ended October 31, 2020, and our quarterly report on Form 10-Q for the three months ended January 31, 2021. These risks and uncertainties include, but are not limited to, the following:

●	Fluctuations in the price of ethanol as a result of a number of factors, including: the price and availability of competing fuels; the overall supply and demand for ethanol and corn; the price of gasoline, crude oil and corn; and government policies;
●	Fluctuations in the price of crude oil and gasoline and the impact of lower oil and gasoline prices on ethanol prices and demand;
●	Fluctuations in the availability and price of corn, resulting from factors such as domestic stocks, demand from corn-consuming industries, such as the ethanol industry, prices for alternative crops, increasing input costs, changes in government policies, shifts in global markets or damaging growing conditions, such as plant disease or adverse weather, including drought;
●	Fluctuations in the availability and price of natural gas, which may be affected by factors such as weather, drilling economics, overall economic conditions, and government regulations;
●	Negative operating margins which may result from lower ethanol and/or high corn prices;
●	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;
●	Overcapacity and oversupply in the ethanol industry;
●	Ethanol trading at a premium to gasoline at times, which may act as a disincentive for discretionary blending of ethanol beyond Renewable Fuel Standard (“RFS”) requirements and consequently negatively impacting ethanol prices and demand;
●	Changes in federal and/or state laws and environmental regulations including elimination, waiver or reduction of corn-based ethanol volume obligations under the RFS and legislative acts taken by state governments such as California related to low-carbon fuels, may have an adverse effect on our business;
●	Any impairment of the transportation, storage and blending infrastructure that prevents ethanol from reaching markets;
●	Any effect on prices and demand for our products resulting from actions in international markets, particularly imposition of tariffs;
●	Changes in our business strategy, capital improvements or development plans;
●	Effect of our risk mitigation strategies and hedging activities on our financial performance and cash flows;
●	Competition from alternative fuels and alternative fuel additives;
●	Changes or advances in plant production capacity or technical difficulties in operating the plant;

●	Our reliance on key management personnel;
●	A slowdown in global and regional economic activity, demand for our products and the potential for labor shortages and shipping disruptions resulting from COVID-19:
●	The election of President Joe Biden and the transition to a new presidential administration may result in new or different regulations and policies that may adversely affect our business; and
●	Our CEO and General Manager retired effective May 26, 2021, and as a result our Company may face challenges that arise from a transition in leadership, which may adversely affect our business.

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

Our CEO is Jeffrey Oestmann. We hired Oestmann effective May 26, 2021, pursuant to a letter of employment dated May 20, 2021 (the “Employment Agreement”). Oestmann replaced Steve Christensen, who had served as CEO of the Company since 2014 and who resigned pursuant to a separation agreement between Christensen and the Company (the “Separation Agreement”). Oestmann also serves as the CEO of HLBE pursuant to a management services agreement between the Company and HLBE (the “Management Services Agreement”). The Employment Agreement is available on the Company’s Form 8-K filed with the SEC May 25, 2021 and is hereby incorporated by reference. The Management Services Agreement and Separation Agreement are available on the Company’s Form 8-K filed with the SEC February 22, 2021 and are hereby incorporated by reference.

Ethanol Production

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

Plan of Operations for the Next Twelve Months

The Company, and the ethanol industry as a whole, experienced significant adverse conditions throughout most of 2020 and in early 2021 as a result of industry-wide record low ethanol prices due to reduced demand and high industry inventory levels, exacerbated by the COVID-19 pandemic. These factors resulted in prolonged negative operating margins, lower cash flow from operations and substantial net losses. Demand for ethanol and ethanol prices have largely rebounded from the onset of the COVID-19 pandemic, and we expect to have sufficient cash generated by continuing operations, availability on our credit facility, and additional debt with the Company’s current lenders to fund our operations.  However, should unfavorable operating conditions occur that prevent us from profitably operating our plant, we may need to seek additional funding or further idle ethanol production altogether.

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

Proposed Merger with Heron Lake BioEnergy, LLC

During the three months ended April 30, 2021, the Company developed plans to engage in a merger with HLBE. Specifically, on March 24, 2021, the Company and HLBE, executed a Merger Agreement (the “Merger Agreement”), pursuant to which the Company will acquire the minority-owned interest of HLBE (the “Merger”). The structure of the proposed transaction is a merger in which Granite Heron Merger Sub, LLC, (“Merger Sub”) a wholly owned subsidiary of the Company, will merge with and into HLBE, with HLBE surviving the transaction as a wholly owned subsidiary of the Company.

The Company currently owns approximately 50.7% of HLBE’s units. Pursuant to the Merger Agreement, the Company will acquire the remainder of HLBE’s issued and outstanding units (the “Minority Ownership Interest”). The purchase price for the entire Minority Ownership Interest is approximately $14,000,000 in cash payable at the closing of the Merger. Each issued and outstanding unit of the Minority Ownership Interest will be canceled and converted into the right to receive $0.36405 per Unit. (the “Merger Consideration”). Upon the completion of the merger, Minority Ownership Interest unitholders will no longer own any units of HLBE and will no longer have any rights as a member or owner of HLBE.

The units of HLBE held by the Company immediately prior closing of Merger shall be cancelled with no consideration issued to the Company. The Company will emerge from the transaction as the sole owner of HLBE.

At the time the Merger becomes effective, 100 percent of the membership interest in the Merger Sub shall be converted into and become 100 percent of the membership interests in HLBE, as the surviving company in the Merger.

The Merger is subject to approval by the Minority Ownership Interest. A Special Meeting of the members of HLBE is expected to be held in summer 2021 to vote on the proposed Merger. If approved by the Minority Ownership Interest, the Merger is expected to close following the special meeting.

Upon closing of the Merger, HLBE will file a Certification and Notice of Termination of Registration with the SEC, which will allow HLBE to operate without being registered with the SEC. Upon termination of HLBE’s SEC registration, we expect HLBE will no longer be required to file quarterly and annual reports with the SEC. The Company, which will be HLBE’s sole owner upon closing of the Merger, will continue to be registered with the SEC and will continue to file required SEC reports after completion of the Merger.

A complete description of the Merger and the Merger Agreement is available in HLBE’s preliminary proxy statement filed with the SEC on May 21, 2021, and is hereby incorporated by reference. Copies of the Merger Agreement, a Plan of Merger and associated voting agreements were published with our Form 8-K filed with SEC on March 25, 2021 and are herein incorporated by reference.

Effect if the Merger is Not Completed

If the Merger is not completed, HLBE’s unitholders will not receive the Merger Consideration or any other payment for their units of the Company. Instead, HLBE will remain a majority-owned subsidiary of the Company.

Further, HLBE has experienced significant net losses due to several factors, including elevated corn prices, the breakdown of our ethanol plant’s boiler, and reduced demand for ethanol due to several factors, including the COVID-19 pandemic.  As a result, HLBE has experienced instances of noncompliance with certain loan covenants related to HLBE’s working capital and net worth ratio, for which HLBE has obtained waivers from its lender.  Although HLBE was in compliance with its financial covenants as of April 30, 2021, the impact of the COVID19 pandemic could have an adverse impact on HLBE’s operating results, which could result in HLBE’s inability to comply with certain of these financial covenants and require HLBE’s lenders to waive compliance with, or agree to amend, any such covenant to avoid a default.

While HLBE believes the replacement of the boiler has improved the operating performance of the HLBE plant, and led to lower operating costs, market conditions have resulted in losses. If the Merger is not completed, HLBE intends to source other capital sources, which may include re-negotiating its debt agreements and terms or seek potential equity solutions. At this time, there are no commitments to do so and HLBE may not be successful in doing so.

Trends and Uncertainties Impacting Our Operations

The principal factors affecting our results of operations and financial conditions are the market prices for corn, ethanol, distillers’ grains and natural gas, as well as governmental programs designed to create incentives for the use of corn-based ethanol.  Other factors that may affect our future results of operation include those risks discussed below and in “PART II - Item 1A. Risk Factors” of this report, “PART II - Item 1A. Risk Factors” of our quarterly report on Form 10-Q for the three months ended January 31, 2021, and “PART I - Item 1A. Risk Factors” of our annual report on Form 10-K for the fiscal year ended October 31, 2020.

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

Management believes that the ethanol outlook in the fiscal year 2021 will remain relatively consistent with this quarter. The widespread distribution of COVID-19 vaccines and the loosening of restrictions related to the pandemic have improved the overall economic outlook and the demand for fuel, including the ethanol we produce. However, lingering effects of the COVID-19 pandemic and other factors could continue to negatively affect our profitability.  Additionally, continued large corn supplies and increases in ethanol production capacity could negatively affect our profitability. This negative impact could worsen if domestic ethanol inventories increase, or if U.S. exports of ethanol decline.

Ethanol production largely rebounded and remained steady in late 2020 after briefly and significantly declining during the second fiscal quarter of 2020 at the onset of the COVID-19 pandemic. In the three months ended April 30, 2021, ethanol production briefly and significantly declined again due to severe weather incidents. Unusually cold weather affecting much of the United States in February 2021 disrupted the supply of natural gas and as a result natural gas spot prices approached record-high levels. Many ethanol production facilities, including our plants, rely on natural gas to process corn into ethanol. In February 2021, estimated fuel ethanol margins fell to negative levels due in part to the elevated natural gas prices and as a result many fuel ethanol producers reduced production rates. U.S. weekly fuel ethanol production fell to an average of 658,000 barrels per day (b/d) during the week of February 21, 2021, which was the lowest weekly production level since May 11, 2020, and 38% lower than at the same time last year, according to the U.S. Energy Information Administration (“EIA”). Production rates have since returned to average levels, but fuel ethanol inventories remain lower than their typical seasonal averages heading into the summer driving season. While the reduction in ethanol inventory may result in higher prices for ethanol and higher operating margins for the Company, management expects ethanol production and inventories to rebound industrywide and margins for our Company to remain tight.

Additionally, decreasing exports could reduce demand for biofuel including the ethanol we produce. Annual U.S. fuel ethanol exports decreased by 9% in 2020, marking the second consecutive annual drop in U.S. fuel ethanol exports and the lowest level for such exports since 2015, according to the EIA. Exports of U.S. fuel ethanol to Brazil, the world’s second largest consumer of fuel ethanol, decreased significantly in 2020. All U.S. fuel ethanol exports to Brazil now face a 20% Brazilian tariff since a tariff-free fuel ethanol quota expired in December 2020. The new tariff will likely lower U.S. fuel ethanol export volumes to Brazil in the near term, according to the EIA. As a result, demand for biofuel, including our ethanol, could decrease.

Further, management believes that the continued issuance of waivers of small refiner renewable volume obligations (“RVOs”) by the U.S. Environmental Protection Agency (“EPA”), as well as uncertainty regarding the RFS reset, could contribute to the projected negative or low margins.

Changes in the price for crude oil and unleaded gasoline could have a negative impact on the demand for gasoline and impact the market price of ethanol, which could adversely impact our profitability. According to the EIA May 2021 Short Term Energy Outlook, EIA estimates that U.S. gasoline consumption will average 9.0 million barrels per day this summer (April through September), up from 7.8 million barrels per day during the summer of 2021 but down from 0.6 million barrels per day from summer 2019. In addition, EIA forecasts relatively stable prices for crude oil, projecting Brent crude oil prices to average $65 per barrel in the second quarter of 2021, $61 per barrel for the remainder of the year, and $61 per barrel in 2022. Decreases in the price for crude oil generally have a negative impact on the demand for ethanol.

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

Impact of COVID-19 on the Company

Operations

The Company, and the ethanol industry as a whole, experienced significant adverse conditions throughout 2020 and into 2021, as the COVID-19 pandemic significantly reduced travel and demand for fuel, including the ethanol we produce. Reduced demand and high industry inventory levels resulted in record low ethanol prices in the second and third fiscal quarters of 2020. As a result, we experienced negative operating margins, significantly lower cash flow from operations and substantial net losses. In response to these adverse market conditions, HLBE idled its ethanol production from on or about March 30, 2020 through approximately May 31, 2020 and GFE temporarily idled its operations from on or about April 3, 2020 through approximately May 18, 2020. Fuel prices generally, and ethanol prices specifically, have rebounded since the spring of 2020 and remained largely steady during the three months ended April 30, 2021, and management believes there is potential for fuel demand to increase as COVID-19 related restrictions are lifted and travel increases.  However, it is possible that unforeseen consequences of the pandemic will cause fuel demand and ethanol prices to remain flat or decrease, thus negatively affecting our business. The Company continues to monitor COVID-19 developments to determine if adjustments to production are warranted.

Employees

The Company has enacted appropriate safety measures to protect the health and safety of our employees, customers, partners and suppliers, and we may take further actions as government authorities require or recommend or as we determine to be in the best interests of our employees, customers, partners and suppliers.

Management believes that various factors, including unemployment benefits offered in response to the COVID-19 pandemic, have contributed to a labor shortage. While we currently have sufficient employees to operate our production facility, it is possible that a shortage of qualified, available workers could result in higher labor costs and could negatively affect our ability to efficiently operate our production facility.

Supply and Demand

Although we continue to regularly monitor the financial health of companies in our supply chain, financial hardship on our suppliers caused by the COVID-19 pandemic could cause a disruption in our ability to obtain raw materials or components required to produce our products, adversely affecting our operations. Various factors, including disruptions caused by the COVID-19 pandemic, have resulted in significant increases in the costs of raw materials, including the corn we rely on to produce ethanol. Additionally, restrictions or disruptions of transportation, such as reduced availability of truck, rail or air transport, port closures and increased border controls or closures, may result in higher costs and delays, both with respect to obtaining raw materials and shipping finished products to customers, which could harm our profitability, make our products less competitive, or cause our customers to seek alternative suppliers. Additionally, the COVID-19 pandemic has significantly increased economic and demand uncertainty. The pandemic has caused a global economic slowdown, and it is possible that it could cause a global recession. In the event of a recession, demand for our products would decline further and our business would be further adversely affected.

PPP Loans

On April 17, 2020, the Company received a loan in the amount of $703,900 through the Paycheck Protection Program, which was forgiven in full during February 2021. Additionally, on April 18, 2020 HLBE received a loan in the amount of $595,693 through the Paycheck Protection Program, which was forgiven in full during March 2021.

The Company received a second Paycheck Protection Program loan in February 2021 the amount of $703,900. Management expects the entire loan will be used for payroll, utilities and interest; therefore, management anticipates that the loan will be substantially forgiven. To the extent it is not forgiven, the Company would be required to repay that portion at an interest rate of 1% with principal repayment installments beginning in June 2022 with a final installment in February 2026.

HLBE received a second Paycheck Protection Program loan in February 2021 in the amount of $595,693. Management expects the entire loan will be used for payroll, utilities and interest; therefore, management anticipates that the loan will be substantially forgiven. To the extent it is not forgiven, HLBE would be required to repay that portion at an interest rate of 1% with principal repayment installments beginning in March 2022 with a final installment in February 2026.

Outlook

The adverse conditions created by the COVID-19 pandemic caused the Company to experience negative operating margins, significantly lower cash flow from operations and substantial net losses. Although there is uncertainty related to the ongoing impact of the COVID-19 pandemic on our future results, we believe our current cash reserves, cash generated from our operations, our Paycheck Protection Program loans and the available cash under our revolving loans leave us well-positioned to manage our business.

While the lifting of restrictions related to the COVID-19 pandemic have improved the overall economic outlook, the pandemic is ongoing, and its dynamic nature makes it difficult to forecast the long-term effects on our industry as a whole and our Company specifically. New variants of the virus that causes COVID-19 may prolong the pandemic, create additional waves of infections, or impose other unforeseen challenges. It is possible that even after the pandemic has subsided, there will be permanent changes to social and economic patterns, such as an increase remote working, that will limit travel and thereby suppress demand for fuel, including the ethanol we produce.

Despite the economic uncertainty resulting from the COVID-19 pandemic, we intend to continue to focus on strategic initiatives designed to improve on our operational efficiencies, which is critical in order to drive positive results in a low-margin environment.

Government Supports and Regulation

The Renewable Fuels Standard

The ethanol industry is dependent on several economic incentives to produce ethanol, the most significant of which is the federal RFS.  The RFS has been, and we expect will continue to be, a significant factor impacting ethanol usage. Opponents of the RFS have sought to restrict or eliminate the standard through various litigation and legislative actions. Any adverse ruling on, or legislation affecting, the RFS could have an adverse impact on ethanol prices and our financial performance in the future.

The Biden administration has indicated support for RFS blending rules and energy policies that could be beneficial to the ethanol industry and our business. Specifically, the EPA under the Biden administration has announced it supports the interpretation of the RFS’s small-refinery provisions made by U.S. Court of Appeals for the Tenth Circuit in a 2020 decision. In the case, Renewable Fuels Association et al. v. EPA, various agriculture and biofuel groups challenged the EPA’s grant of waivers to three specific refineries. The waived gallons were not redistributed to obligated parties, and thus reduced the aggregate RVOs under the RFS.  In January 2020, the court struck down the exemptions as improperly issued by the EPA. The court interpreted the RFS statute to require that any exemption granted to a small refinery after 2010 must take the form of an “extension.” In February 2021, the EPA announced it supported the 10th Circuit’s interpretation of the RFS, reversing the position the EPA took under the previous administration. Nonetheless, it is uncertain whether the 10th Circuit’s interpretation will be upheld or whether the Biden administration will continue to support energy policies that benefit the ethanol industry and our business. The case was appealed to the U.S. Supreme Court, which heard arguments in the case in April 2021. The Supreme Court’s decision in the case is expected in the summer of 2021.

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

The prices of renewable identification number (“RIN”) credits—the compliance mechanisms for the RFS program administered by the EPA—increased during the three months ended April 30, 2021, briefly approaching their highest nominal levels in the history of the program. The corn ethanol (D6) RIN price reached more than $1.00 per gallon in late January and early February 2021, the highest price since 2013, when the D6 RIN price reached an all-time high. The price of RIN credits reflect compliance and trading activity related to the RFS and can either be used to comply with the RFS or traded in the secondary market to buyers seeking to comply with the RFS. Increases in RIN prices can encourage increased biofuel consumption, according to the EIA.

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

The CARES Act also provided for the Small Business Administration to assist companies that constitute small business and keep them from laying off workers. The Paycheck Protection Program (the “PPP”) was created and quickly paid out all of the funds appropriated, including some to farmers and to ethanol plants. Although we received our first PPP Loan under the CARES Act, as discussed above, the receipt of PPP funds by farmers could, like the CCC funds, incentivize them to delay marketing corn which could increase the price of corn.

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

On March 11, 2021, the federal government enacted the American Rescue Plan Act of 2021, which provided $1.9 trillion in economic stimulus through various programs intended to accelerate the nation’s recovery from the COVID-19 pandemic.  The American Rescue Plan primarily provided additional funding for programs created in previous COVID-19 legislation, such as increased unemployment benefits, direct payments to households, expanded paid sick leave, increased food stamp benefits, rental assistance, and small business grants. Management believes the legislation could contribute to inflation, including increases in the costs of labor and the raw materials we require to produce ethanol, and thus could negatively affect our operating margins.

Results of Operations for the Three Months Ended April 30, 2021 and 2020

The following table shows summary information from the results of our operations and the approximate percentage of revenues, costs of goods sold, operating expenses and other items to total revenues in our unaudited condensed consolidated statements of operations for the three months ended April 30, 2021 and 2020 (amounts in thousands).

	Three Months Ended April 30,
	2021		2020
	(unaudited)		(unaudited)
Statement of Operations Data	Amount	%	Amount	%
Revenues	$74,040	100.0%	$33,107	100.0%
Cost of Goods Sold	65,067	87.9%	45,653	137.9%
Gross Profit (Loss)	8,973	12.1%	(12,546)	(37.9)%
Operating Expenses	2,003	2.7%	1,910	5.8%
Operating Income (Loss)	6,970	9.4%	(14,456)	(43.7)%
Other Income (Expense), net	2,489	3.4%	(587)	(1.7)%
Net Income (Loss)	9,459	12.8%	(15,043)	(45.4)%
Less: Net (Income) Loss Attributable to Non-controlling Interest	1,324	1.8%	3,160	9.5%
Net Income (Loss) Attributable to Granite Falls Energy, LLC	$8,135	11.0%	$(11,883)	(35.9)%

Revenues

Our consolidated revenue is derived principally from sales of our three primary products: ethanol, distillers’ grains and corn oil. Revenues from these products represented approximately 99.2% and 98.7% of our total revenues for the three months ended April 30, 2021 and 2020, respectively. The remaining approximately 0.8% and 1.3% is attributable to miscellaneous other revenue for the three months ended April 30, 2021 and 2020, respectively, and is made up of incidental sales of corn syrup at HLBE’s plant and revenues from natural gas pipeline operations at Agrinatural, net of intercompany eliminations for distribution fees paid by HLBE to Agrinatural for natural gas transportation services.

The following table shows the sources of our consolidated revenue and the approximate percentage of revenues from those sources to total revenues in our condensed consolidated unaudited statements of operations for the three months ended April 30, 2021:

	Three Months Ended April 30, 2021
	Sales Revenue	% of Total Revenues
Revenue Sources	(in thousands)
Ethanol sales	$57,777	78.0%
Distillers' grains sales	11,959	16.2%
Corn oil sales	3,677	5.0%
Miscellaneous other	627	0.8%
Total Revenues	$74,040	100.0%

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

Our total consolidated revenues increased by approximately 123.6% for the three months ended April 30, 2021, as compared to the three months ended April 30, 2020.  This increase in revenue was due to increases in both the quantities sold and the average price received for our three primary products. In the three months ended April 30, 2021, the quantities of ethanol, distillers grains, and corn oil we sold increased approximately 46.9%, 33.7%, and 36.6% respectively, and the average net price we received for ethanol, distillers grains, and corn oil increased approximately 65.6%, 21.1%, and 75.4% respectively, compared to the three months ended April 30, 2020. The following table reflects quantities of our three primary products sold and the average net prices received for the three months ended April 30, 2021 and 2020:

	Three Months Ended April 30, 2021		Three Months Ended April 30, 2020
	Quantity Sold	Avg. Net Price	Quantity Sold	Avg. Net Price
Product	(in thousands)		(in thousands)
Ethanol (gallons)	34,034	$1.70	23,175	$1.02
Distillers' grains (tons)	69	$172.84	52	$142.76
Corn oil (pounds)	8,147	$0.45	5,966	$0.26

Ethanol

Total revenues from sales of ethanol increased by approximately 143.2% for the three months ended April 30, 2021 compared to the same period a year earlier due to an approximately 46.9% increase in the number of gallons of ethanol sold and an approximately 65.6% increase in the price received for ethanol. The increase in volume sold was attributable to increased production at both plants during the three months ended April 30, 2021, compared to the same period in 2020, when both plants were idled for periods due to the COVID-19 pandemic. The increase in the price of ethanol was due primarily to the rebound in the overall economy and the demand for fuel as COVID-19-related restrictions have eased.

Our ethanol derivative instruments resulted in a gain of approximately $57,000 during the three months ended April 30, 2021.  Comparatively, our derivative positions resulted in a loss of approximately $206,000 during the three months ended April 30, 2020. Based on the lower of cost or net realizable value analysis, as a component of cost of goods sold, the Company recorded a loss on ethanol inventories of approximately $0 and $949,000 for the three months ended April 30, 2021 and 2020, respectively.

At April 30, 2021, GFE had fixed and basis contracts to sell approximately $16.9 million of ethanol for various delivery periods through June 2021, which approximates 76% of its anticipated ethanol sales for this that period.  At April 30, 2021, HLBE had fixed and basis contracts to sell approximately $21.5 million of ethanol for various delivery periods through June 2021, which approximates 90% of its anticipated ethanol sales for that period.

Distillers' Grains

Total revenues from sales of distillers’ grains increased by approximately 61.8% for the three months ended April 30, 2021, compared to the same period a year earlier, due to an approximately 33.7% increase in the volume of distillers’ grains sold coupled with an approximately 21.1.% increase in the average price received per ton of distillers’ grain sold. The increase in volume of distillers’ grain sold was attributable to increased production.

At April 30, 2021, GFE had forward contracts to sell approximately $1,163,000 of distillers’ grain for deliveries through May 2021, which approximates 35% of its anticipated distillers’ grain sales during that period.  At April 30, 2021, HLBE had forward contracts to sell approximately $2,600,000 of distillers’ grains for delivery through September 2021, which approximates 16% of its anticipated distillers' grains sales during that period.

Corn Oil

Total revenues from sales of corn oil increased by approximately 139.6% for the three months ended April 30, 2021 compared to the same period a year earlier due primarily to an approximately 75.4% increase in the average price per pound we received for our corn oil from period to period coupled with an approximately 36.6% increase in pounds sold from period to period. The increase in pounds of corn oil sold was primarily attributable to an increase in production. The increase in the price received for corn oil was primarily attributable to increased demand for biodiesel.

Although management believes that corn oil prices will remain relatively steady, prices may decrease if there is an oversupply of corn oil production resulting from increased production rates at ethanol plants or if biodiesel producers begin to utilize lower-priced alternatives such as soybean oil or if the biodiesel blenders’ tax credit is not renewed and biodiesel production declines.

At April 30, 2021, GFE had forward contracts to sell approximately $746,000 of corn oil for delivery through May 2021, which approximates 100% of its anticipated corn oil sales for that period.  At April 30, 2021, HLBE had forward contracts to sell approximately $597,000 of corn oil for delivery through May 2021, which approximates 40% of its anticipated corn oil sales for that period.

Cost of Goods Sold

Our cost of goods sold increased by approximately 42.5% for the three months ended April 30, 2021, as compared to the three months ended April 30, 2020 Our cost of goods sold totaled approximately 87.9% of our revenue for the three months ended April 30, 2021, which was a decrease from 137.9% for the same period a year earlier. Approximately 90% of our total costs of goods sold is attributable to our ethanol production. The cost of goods sold per gallon of ethanol sold for the three months ended April 30, 2021, and 2020 was approximately $1.72 and $1.77 per gallon, respectively.

The following table shows the costs of corn and natural gas (our two largest single components of costs of goods sold), as well as all other components of cost of goods sold, which includes processing ingredients, electricity, and wages, salaries and benefits of production personnel, and the approximate percentage of costs of those components to total costs of goods sold in our unaudited condensed consolidated statements of operations for the three months ended April 30, 2021:

	Three Months Ended April 30, 2021
	Cost	% of Cost of Goods Sold
	(in thousands)
Corn costs	$50,452	77.5%
Natural gas costs	2,770	4.3%
All other components of costs of goods sold	11,845	18.2%
Total Cost of Goods Sold	$65,067	100.0%

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

Corn

Our aggregate cost of corn was approximately 60.8% more for the three months ended April 30, 2021 compared to the same period of a year earlier due to an approximately 17.7% increase in the average price per bushel paid for corn, coupled with an approximately 37.4% increase in the number of bushels processed from period to period. The corn-ethanol price spread (the difference between the price per gallon of ethanol and the price per bushel of grain divided by 2.8) for the three months ended April 30, 2021 was approximately $0.41 higher than the corn-ethanol price spread we experienced for same period ended April 30, 2020.

From time to time we enter into forward purchase contracts for our commodity purchases and sales. At April 30, 2021, GFE had cash and basis contracts for forward corn purchase commitments for approximately 5.2 million bushels for deliveries through December 2022.  At April 30, 2021, HLBE had cash and basis contracts for forward corn purchase commitments for approximately 4.7 million bushels for deliveries through March 2022.

Our corn derivative positions resulted in a loss of approximately $1.1 million for the three months ended April 30, 2021, and a loss of approximately $564,000 for the three months ended April 30, 2020.  We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn in cost of goods sold as the changes occur. As corn prices fluctuate, the value of our derivative instruments is impacted, which affects our financial performance. We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.

Natural Gas

Our cost of goods sold related to natural gas costs increased approximately 9.3% for the three months ended April 30, 2021, as compared to the three months ended April 30, 2020.  Management attributes this increase to an increase in production. Natural gas prices increased briefly in early February due to disruptions caused by severe weather events but decreased thereafter and remained relatively flat for the remainder of the three months ended April 30, 2021.

Other Components of Costs of Goods Sold

Our costs of goods sold related to all other components increased approximately 0.9% for the three months ended April 30, 2021, compared to the same period ending April 30, 2020 due primarily to an increase in production.

Operating Expenses

Operating expenses include wages, salaries, and benefits of administrative employees at the plant, insurance, professional fees, property taxes, and similar costs. Our operating expenses increased by approximately 4.9% for the three months ended April 30, 2021, compared to the same period ended 2020 due primarily to increased wages, salaries, and professional fees.

Operating Income (Loss)

We recorded operating income of approximately $7.0 million in the three months ended April 30, 2021, an increase of approximately $21.5 million from the same period ended April 30, 2020, when we recorded an operating loss of approximately $14.5 million. This increase in operating income was attributable to an increase in production and an increase in the price received for our three primary products.

Other Income (Expense), Net

We had net other income of approximately $2.5 million other expense and approximately $588,000 for the three months ended April 30, 2021, and 2020, respectively. This increase in net other income resulted primarily from an increase in patronage income in the three-month period ended April 30, 2021 and forgiveness of Paycheck Protection Program loans.

Results of Operations for the Six Months Ended April 30, 2021 and 2020

The following table shows summary information from the results of our operations and the approximate percentage of revenues, costs of goods sold, operating expenses and other items to total revenues in our unaudited condensed consolidated statements of operations for the six months ended April 30, 2021 and 2020 (amounts in thousands).

	Six Months Ended April 30,
	2021		2020
	(unaudited)		(unaudited)
Statement of Operations Data	Amount	%	Amount	%
Revenue	$123,439	100.0%	$86,463	100.0%
Cost of Goods Sold	117,856	95.5%	99,952	115.6%
Gross Profit (Loss)	5,583	4.5%	(13,489)	(15.6)%
Operating Expenses	3,997	3.2%	3,683	4.3%
Operating Income (Loss)	1,586	1.3%	(17,172)	(19.9)%
Other Income (Expense), net	2,582	2.1%	(557)	(0.6)%
Net Income (Loss)	4,168	3.4%	(17,729)	(20.5)%
Less: Net Loss Attributable to Non-controlling Interest	717	0.6%	4,346	5.0%
Net Income (Loss) Attributable to Granite Falls Energy, LLC	$4,885	4.0%	$(13,383)	(15.5)%

Revenues

Revenues from our three primary products: ethanol, distillers’ grains and corn oil, represented approximately 99.0% and 98.4% of our total consolidated revenues for the six months ended April 30, 2021 and 2020, respectively.  Miscellaneous other revenues attributable to incidental sales of corn syrup and Agrinatural revenues (net of eliminations) represented 1.0% and 1.6% of our consolidated revenues for the six months ended April 30, 2021 and 2020, respectively.

The following table shows the sources of our consolidated revenue and the approximate percentage of revenues from those sources to total revenues in our unaudited condensed consolidated statements of operations for the six months ended April 30, 2021:

	Six Months Ended April 30, 2021
Revenue Sources	Sales Revenue	% of Total Revenues
Ethanol sales	$93,915	76.1%
Distillers' grains sales	21,736	17.6%
Corn oil sales	6,527	5.3%
Miscellaneous other	1,261	1.0%
Total Revenues	$123,439	100.0%

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

Our total consolidated revenues increased by approximately 42.8% for the six months ended April 30, 2021, as compared to same period of 2020, due to an increase in quantities sold and prices received for our three primary products, ethanol, distillers’ grains, and corn oil.  The following table reflects quantities of our three primary products sold and the average net prices received for the six months ended April 30, 2021 and 2020:

	Six Months Ended April 30, 2021		Six Months Ended April 30, 2020
Product	Quantity Sold	Avg. Net Price	Quantity Sold	Avg. Net Price
Ethanol (gallons)	61,470	$1.53	54,180	$1.19
Distillers' grains (tons)	145	$150.35	123	$138.57
Corn oil (pounds)	17,157	$0.38	14,338	$0.24

Ethanol

Total revenues from sales of ethanol increased by approximately 45.4% for the six months ended April 30, 2021 compared to the same period of 2020 due to an approximately 28.6% increase in the average price per gallon we received, coupled with an approximately 13.5%  increase in the volume of ethanol sold. The increase in volume sold was attributable to increased production at both plants during the six months ended April 30, 2021, compared to the same period in 2020, when both plants were idled for periods due to the COVID-19 pandemic.  The increase in the price of ethanol was due primarily to the rebound in the overall economy and the demand for fuel as COVID-19-related restrictions have eased.

Our ethanol derivative instruments resulted in a gain of approximately $171,000 during the six months ended April 30, 2021.  Comparatively, our derivative positions resulted in a loss of approximately $416,000 during the six months ended April 30, 2020. Based on the lower of cost or net realizable value analysis, as a component of cost of goods sold, the Company recorded a loss on ethanol inventories of approximately $0 and $2,151,000 for the six months ended April 30, 2021 and 2020, respectively.

Distillers' Grains

Total revenues from sales of distillers’ grains increased by approximately 27.7% for the six months ended April 30, 2021 compared to the same period of 2020.  This increase is due to an approximately 17.9% increase in aggregate tons sold from period to period, coupled with an approximately 8.5% increase in the average price per ton we received. The increase in tons sold was attributable to an increase in production during the six months ended April 30, 2021, compared to the same period in 2020, during some of which our plants were idled. The increase in the market price of distillers’ grains is due to strong market demand.

Corn Oil

Total revenues from sales of corn oil increased by approximately 90.7 % for the six months ended April 30, 2021 compared to the six months ended April 30, 2020 due to an approximately 19.7% increase in pounds sold from period to period and an approximately 58.3% increase in price per pound sold.  The increase in pounds of corn oil sold was primarily attributable to an increase in production. The increase in the price received for corn oil was primarily attributable to increased demand for biodiesel.

Although management believes that corn oil prices will remain relatively steady, prices may decrease if there is an oversupply of corn oil production resulting from increased production rates at ethanol plants or if biodiesel producers begin to utilize lower-priced alternatives such as soybean oil or if the biodiesel blenders’ tax credit is not renewed and biodiesel production declines.

Cost of Goods Sold

Our cost of goods sold increased by approximately 17.9% for the six months ended April 30, 2021, as compared to the six months ended April 30, 2020.  As a percentage of revenues, our cost of goods sold decreased to approximately 95.5% for the six months ended April 30, 2021, as compared to approximately 115.6% for the same period in 2020 due to the improved margin between the price of ethanol and the price of corn from period to period.  The cost of goods sold per gallon of ethanol sold for the six months ended April 30, 2021 and 2020 was approximately $1.73 and $1.66 per gallon, respectively.

The following table shows the costs of corn and natural gas (our two largest single components of costs of goods sold), as well as all other components of cost of goods sold, which includes processing ingredients, electricity, and wages, salaries and benefits of production personnel, and the approximate percentage of costs of those components to total costs of goods sold in our unaudited condensed consolidated statements of operations for the six months ended April 30, 2021:

	Six Months Ended April 30, 2021
	Cost	% of Cost of Goods Sold
	(in thousands)
Corn costs	$95,644	81.2%
Natural gas costs	5,933	5.0%
All other components of costs of goods sold	16,279	13.8%
Total Cost of Goods Sold	$117,856	100.0%

The following table shows the costs of corn, natural gas, and all other components of cost of goods sold and the approximate percentage of costs of those components to total costs of goods sold in our unaudited condensed consolidated statements of operations for the six months ended April 30, 2020:

	Six Months Ended April 30, 2020
	Cost	% of Cost of Goods Sold
	(in thousands)
Corn costs	$73,172	73.2%
Natural gas costs	5,976	6.0%
All other components of costs of goods sold	20,804	20.8%
Total Cost of Goods Sold	$99,952	100.0%

Corn

Our cost of goods sold related to corn was approximately 30.4% more for the six months ended April 30, 2021 compared to the same period of 2020, due primarily to an approximately 18.2% increase in the average price per bushel paid for corn from period to period, coupled with an approximately 10.6% increase in the number of bushels of corn process. For the six months ended April 30, 2021 and 2020, we processed approximately 20.6 million and 18.7 million bushels of corn, respectively.  The corn-ethanol price spread (the difference between the price per gallon of ethanol and the price per bushel of grain divided by 2.8) for the six months ended April 30, 2021, was approximately $0.08 greater than the corn-ethanol price spread we experienced for same period of 2020.

We had a loss related to corn derivative instruments of approximately $7.0 million for the six months ended April 30, 2021, which increased our costs of goods sold. Comparatively, we had a loss related to corn derivative instruments of approximately $724,000 for the six months ended April 30, 2020, which decreased our cost of goods sold. Based on the lower of cost or net realizable value analysis, as a component of cost of goods sold, the Company recorded a loss on corn inventories of approximately $0 and $1,213,000 for the six months ended April 30, 2021 and 2020, respectively.  Management has evaluated the outstanding corn forward purchase contracts and its inventories using the lower of cost or net realizable value evaluation, similar to the method used on its inventory, and has determined that GFE had an impairment loss of approximately $47,000 existed at October 31, 2020, for the HLBE forward corn purchase commitments. No impairment loss existed for GFE forward corn purchase commitments as of April 30, 2021.

Natural Gas

Natural gas costs decreased approximately 0.7% for the six months ended April 30, 2021 as compared to the six months ended April 30, 2020. Natural gas prices increased briefly in early February due to disruptions caused by severe weather events but decreased thereafter and as a result the Company experienced relatively flat natural gas costs during the six months ended April 30, 2021.

Operating Expenses

Operating expenses for the six months ended April 30, 2021 increased approximately 8.5% compared to the six months ended April 30, 2020 due primarily to increases in insurance costs and professional fees.  As a percentage of total revenues, operating expenses decreased to approximately 3.2% for the six months ended April 30, 2021 from 4.3% for the six months ended April 30, 2020.

Operating Income (Loss)

We recorded operating income of approximately $1.6 million in the six months ended April 30, 2021, an increase of approximately $18.8 million from the same period ended April 30, 2020, when we recorded an operating loss of approximately $17.2 million. This increase in operating income was attributable to an increase in production and an increase in the price received for our three primary products.

Other Income (Expense), Net

We had net other income of approximately $2.6 million in the six months ended April 30, 2021, an increase of approximately $3.2 million from the same period ended April 30, 2020, when we had other net expense of approximately $600,000. This increase in net other income resulted primarily from an increase in patronage income in the three-month period ended April 30, 2021 and forgiveness of Paycheck Protection Program loans.

Changes in Financial Condition at April 30, 2021 and October 31, 2020

The following table highlights our financial condition at April 30, 2021 and October 31, 2020 (amounts in thousands):

	April 30, 2021	October 31, 2020
	(unaudited)
Current Assets	$34,326	$31,715
Total Assets	$115,769	$116,198
Current Liabilities	$16,181	$31,252
Long-Term Debt, less current portion	$18,133	$5,876
Operating lease, long-term liabilities	$13,950	$15,755
Other Long-Term Liabilities	$1,445	$1,422
Members' Equity attributable to Granite Falls Energy, LLC	$56,997	$52,112
Non-controlling Interest	$9,063	$9,780

Our total assets decreased 0.4 percent during the six months ended April 30, 2021. The decrease was attributable to decreases in cash, the value of property and equipment, and the value of our operating lease, which were partially offset by increases in inventory and accounts receivable.

Our current liabilities decreased approximately $15.1 million, or 48.2%, at April 30, 2021, compared to October 31, 2020, due primarily to decreases in current maturities of long-term debt of approximately $10.9 million, which occurred because certain HLBE debt, which had been classified as current as of October 31, 2020 due to loan covenant violations by HLBE, was classified as long-term debt as of April 30, 2021 because HLBE was in compliance with its loan covenants as of that date. Additionally, current liabilities decreased because the company experienced a decrease in accounts payable of approximately $5.5 million due to the timing of payments to vendors.

Our long-term debt, less current portion, increased approximately $12.3 million at April 30, 2021, compared to October 31, 2020, due to a decrease of approximately $10.9 million in the amount of debt due within one year. In addition, the Company had proceeds on long-term debt totaling approximately $8.8 million during the six months ended April 30, 2021.

Members’ equity attributable to Granite Falls Energy, LLC at April 30, 2021, compared to October 31, 2020 increased by approximately $4.9 million. The increase was related primarily to our approximately $4.9 million net income attributable to GFE during the six months ended April 30, 2021.

Non-controlling interest totaled approximately $9.1 million and $9.8 million at April 30, 2021, and October 31, 2020, respectively.  This decrease is a result of net loss attributable to non-controlling interest in the 2021 period.

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

HLBE’s principal sources of liquidity consist of cash provided by operations, cash, and available borrowings under HLBE’s 2020 Credit Facility with Compeer, HLBE’s Negotiable Promissory Note with GFE, and HLBE’s revolving promissory note. HLBE has suffered recurring operating and cash flow losses related to difficult market conditions and operating performance. HLBE was in compliance with its debt covenants on April 30, 2021 and management believes it will be in compliance with its debt covenants during the next twelve months.

While the management believes the replacement of HLBE’s boiler has improved the operating performance of the HLBE plant, and led to lower operating costs, market conditions may result in tight margins.  We expect to have sufficient cash on hand and availability on our credit facilities and other loans to fund our operations and commitments for at least the next twelve months from the issuance date of these unaudited consolidated financial statements. However, should unfavorable operating conditions continue in the ethanol industry that prevent us from profitably operating our plant, we may need to seek additional debt or equity funding or further idle ethanol production altogether.

Cash Flows

The following table shows our cash flows for the six months ended April 30, 2021 and 2020 (amounts in thousands):

	2021	2020
	(unaudited)	(unaudited)
Net cash used in operating activities	$(3,099)	$(12,443)
Net cash used in investing activities	$(3,886)	$(614)
Net cash provided by financing activities	$3,044	$5,703
Net decrease in cash and restricted cash	$(3,941)	$(7,354)

Operating Cash Flows

During the six months ended April 30, 2021, we used approximately $9.3 million less cash in operating activities compared to the same period ending April 30, 2020, due in part to smaller net loss and changes in net working capital.

Investing Cash Flows

Cash used in investing activities was approximately $3.3 million more for the six months ended April 30, 2021, compared to the same period a year earlier, due to an increase in capital expenditures during the 2021 period related primarily to the replacement of HLBE’s boiler.

Financing Cash Flows

During the six months ended April 30, 2021, our financing activities provided us with approximately $2.7 million in cash less than during the six month period ended April 30, 2020. We borrowed approximately $2.7 million from long-term debt, net of repayments during the six months ended April 30, 2021, while we borrowed approximately $6.9 million from long-term debt, net of repayments during the same period a year earlier.

Indebtedness

GFE has indebtedness consisting of the following loans and agreements: a Revolving Term Loan, the Project Hawkeye Loan, and an SBA Paycheck Protection Program Loan. HLBE has indebtedness consisting of the following loans and agreements a Revolving Term Loan, a Single Advance Term Loan, a Short Term Revolving Promissory Note, an SBA Paycheck Protection Program Loan, a Negotiable Promissory Note with GFE and certain water treatment agreements. Please refer to PART I - Item 1 - Financial Statements, Note 7 - Debt Facilities for additional details.

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

At April 30, 2021, our critical accounting estimates continue to include those described in our annual report on Form 10-K for the fiscal year ended October 31, 2020. Management has not changed the method of calculating and using estimates and assumptions in preparing our condensed consolidated unaudited financial statements in accordance with generally accepted accounting principles in the United States of America.

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

Effectiveness of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and General Manager (the principal executive officer), Jeffrey Oestmann, along with our Chief Financial Officer (the principal financial officer), Stacie Schuler, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2021. Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during our most recently completed reporting period that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting. Following the most recently completed reporting period, the Company hired a new CEO, Jeffrey Oestmann, to replace Steve Christensen. As our principal executive officer, Oestmann, along with our principal financial officer, Stacie Schuler, will oversee our internal controls and financial reporting moving forward.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

From time to time in the ordinary course of business, Granite Falls Energy, LLC and Heron Lake BioEnergy, LLC may be named as a defendant in legal proceedings related to various issues, including workers’ compensation claims, tort claims, or contractual disputes. We are not currently involved in any material legal proceedings.

Item 1A. Risk Factors

The risk factors below should be read in conjunction with the risk factors previously discussed in Item 1A of our Form 10-K for the fiscal year ended October 31, 2020 and in Item 1A of our Form 10-Q for the three months ended January 31, 2021. Additional risks and uncertainties, including risks and uncertainties not presently known to us, or that we currently deem immaterial, could also have an adverse effect on our business, financial condition and/or results of operations.

If the Merger with Heron Lake BioEnergy, LLC, is not completed, there is risk HLBE could be forced to cease operations or seek bankruptcy protection.

On March 24, 2021, the Company and HLBE, executed a Merger Agreement, pursuant to which the Company will acquire the minority interest of HLBE. The structure of the proposed transaction is a merger in which Granite Heron Merger Sub, LLC, a wholly owned subsidiary of GFE, will merge with and into HLBE, with HLBE surviving the transaction as a wholly owned subsidiary of GFE. If the Merger is completed, HLBE’s Minority Ownership Interest unitholders will receive $0.36405 per unit and will cease to have any ownership interest in HLBE. If the Merger is not completed, there is doubt about HLBE’s ability to operate as a going concern. Due to substantial losses in 2020, HLBE was in violation of certain loan covenants as of as of the three months ended January 30, 2021 and the fiscal year ended October 31, 2020. Due to improved market and operating conditions, HLBE was in compliance with these loan covenants on April 30, 2021. However, future violations of these loan covenants would allow HLBE’s lender to accelerate certain loans and designate a substantial portion of HLBE’s debt due and payable. If HLBE’s loans became due and payable, there is a substantial risk HLBE would lack the cash on hand, borrowing capacity, and cash flows to repay the debt, and if this were to occur, HLBE could be forced to cease operations or seek bankruptcy protection. If HLBE was forced to cease operations or seek bankruptcy protection, the Company’s investment in HLBE would be at substantial risk.

The Merger is subject to approval by the Minority Ownership Interest and the Company’s lenders and there is no guarantee such approvals will be acquired.

The Merger is subject to approval by the Minority Ownership Interest of HLBE. A special meeting of the members of HLBE is expected to be held in summer 2021, when the Minority Ownership Interest unitholders of HLBE will vote on the approval and adoption of the Merger Agreement. The Merger is also subject to approval by the lender of HLBE and the Company. The transaction is expected to close shortly after such approvals are obtained. There is, however, no guarantee the Minority Ownership Interest unitholders will vote in favor of the Merger and there is no guarantee the Company’s lender will approve of the Merger. If such approvals are not obtained and the Company and HLBE cannot execute the Merger, HLBE could be forced to cease operations or seek bankruptcy protection. If this were to occur, the Company’s investment in HLBE would be substantially at risk.

The Company has hired a new CEO and the change in leadership could result in unforeseen challenges.

Jeffrey Oestmann became CEO of the Company on May 26, 2021, replacing Steve Christensen. Oestmann  also serves as CEO of HLBE pursuant to a management services agreement, which provides that GFE and our Company shall share executive officers. Christensen, who had served as CEO of the Company and GFE since 2014, provided significant institutional and industry knowledge that was valuable to the Company. Oestmann has considerable experience in the ethanol industry, however the loss of certain intuitional knowledge could create challenges for the Company.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

None.

Item 5.   Other Information

None.

Item 6.   Exhibits.

(a)	The following exhibits are included in this report.

Exhibit No.	Exhibit

2.1	Plan of Merger between Granite Heron Merger Sub, LLC, and Heron Lake BioEnergy, LLC, dated March 24, 2021.

10.1	Separation Agreement dated February 17, 2021

10.2	Merger Agreement between Granite Falls Energy, LLC, and Heron Lake BioEnergy, LLC, dated March 24, 2021

10.3	Voting Agreement between Granite Falls Energy, LLC, and Heron Lake BioEnergy, LLC, dated March 24, 2021

10.4	Voting Agreement between Granite Falls Energy, LLC, and certain governors of Heron Lake BioEnergy, LLC, dated March 24, 2021

31.1	Certification of Chief Executive Officer pursuant to 17 CFR 240.13a-14(a)*

31.2	Certification of Chief Financial Officer pursuant to 17 CFR 240.13a-14(a)*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350*
101

The following financial information from Granite Falls Ethanol, LLC's Quarterly Report on Form 10-Q for the three and six months ended April 30, 2021, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at April 30, 2021 and October 31, 2020; (ii) the Condensed Consolidated Statements of Operations for the three and six months ended April 30, 2021 and 2020; (iii) the Condensed Consolidated Statements of Changes in Members’ Equity for the three and six months ended April 30, 2021 and 2020; (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended April 30, 2021 and 2021; and (iv) Notes to Condensed Consolidated Unaudited Financial Statements.*

*   Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANITE FALLS ENERGY, LLC

Date: June 14, 2021	/s/ Jeffrey Oestmann
Jeffrey Oestmann
Chief Executive Officer

/s/ Stacie Schuler
Date: June 14, 2021	Stacie Schuler
Chief Financial Officer