Form 10-Q
period 2021-07-31
Granite Falls Energy, LLC
filed 2021-09-14
CIK 1181749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended July 31, 2021

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

◻Yes    ⌧No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of September 14, 2021, there were 30,606 membership units outstanding.

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

GRANITE FALLS ENERGY, LLC and Subsidiaries

Condensed Consolidated Balance Sheets

	July 31, 2021	October 31, 2020
ASSETS	(unaudited)
Current Assets
Cash	$4,491,334	$11,423,427
Restricted cash	1,875,963	2,156,694
Accounts receivable	6,584,270	3,386,068
Inventory	22,667,127	13,791,805
Commodity derivative instruments	—	56,050
Prepaid expenses and other current assets	1,231,477	901,384
Total current assets	36,850,171	31,715,428

Property and Equipment, net	51,006,979	54,965,983

Investments	11,043,582	9,799,384

Operating lease right of use asset	16,774,771	19,383,654

Other Assets	333,254	333,254

Total Assets	$116,008,757	$116,197,703

LIABILITIES AND MEMBERS' EQUITY
Current Liabilities
Checks drawn in excess of bank balances	$816,600	$692,984
Current maturities of long-term debt	1,924,128	12,954,538
Accounts payable	11,628,947	12,294,097
Commodity derivative instruments	592,262	816,478
Accrued expenses	1,027,544	865,883
Operating lease, current liabilities	3,618,362	3,628,259
Total current liabilities	19,607,843	31,252,239

Long-Term Debt, less current portion	6,855,935	5,876,318

Operating lease, long-term liabilities	13,156,409	15,755,395

Other Long-Term Liabilities	1,456,367	1,421,924

Commitments and Contingencies

Members' Equity
Members' equity attributable to Granite Falls Energy, LLC consists of 30,606 units authorized, issued and outstanding at July 31, 2021 and October 31, 2020	63,580,009	52,111,525
Non-controlling interest	11,352,194	9,780,302
Total members' equity	74,932,203	61,891,827

Total Liabilities and Members' Equity	$116,008,757	$116,197,703

Notes to Condensed Consolidated Unaudited Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC and Subsidiaries

Condensed Consolidated Statements of Operations

	Three Months Ended July 31,		Nine Months Ended July 31,
	2021	2020	2021	2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues	$89,258,812	$34,131,600	$212,697,559	$120,594,848

Cost of Goods Sold	79,352,405	34,426,573	197,207,935	134,378,555

Gross Profit (Loss)	9,906,407	(294,973)	15,489,624	(13,783,707)

Operating Expenses	1,940,535	1,483,782	5,937,573	5,167,125

Operating Income (Loss)	7,965,872	(1,778,755)	9,552,051	(18,950,832)

Other Income (Expense)
Other income, net	768,170	69,134	2,523,595	276,661
Interest income	1,346	1,181	3,949	44,850
Interest expense	(197,412)	(136,538)	(566,319)	(353,650)
Investment income (loss)	334,192	535,054	1,527,100	(56,435)
Total other income (expense), net	906,296	468,831	3,488,325	(88,574)

Net Income (Loss)	$8,872,168	$(1,309,924)	$13,040,376	$(19,039,406)

Less: Net (Income) Loss Attributable to Non-controlling Interest	(2,288,814)	2,027,699	(1,571,892)	6,373,295

Net Income (Loss) Attributable to Granite Falls Energy, LLC	$6,583,354	$717,775	$11,468,484	$(12,666,111)

Weighted Average Units Outstanding - Basic and Diluted	30,606	30,606	30,606	30,606

Amounts attributable to Granite Falls Energy, LLC:

Net Income (Loss) Per Unit - Basic and Diluted	$215.10	$23.45	$374.71	$(413.84)

Notes to Condensed Consolidated Unaudited Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Members' Equity

	Members' Equity
	attributable to	Non-controlling	Total Members'
	Granite Falls Energy, LLC	Interest	Equity
Balance - October 31, 2020	$52,111,525	$9,780,302	$61,891,827

Net loss attributable to non-controlling interest	—	(2,040,525)	(2,040,525)
Net loss attributable to Granite Falls Energy, LLC	(3,250,854)	—	(3,250,854)

Balance - January 31, 2021	$48,860,671	$7,739,777	$56,600,448

Net income attributable to non-controlling interest	—	1,323,603	1,323,603
Net income attributable to Granite Falls Energy, LLC	8,135,984	—	8,135,984

Balance - April 30, 2021	$56,996,655	$9,063,380	$66,060,035

Net income attributable to non-controlling interest	—	2,288,814	2,288,814
Net income attributable to Granite Falls Energy, LLC	6,583,354	—	6,583,354

Balance - July 31, 2021	$63,580,009	$11,352,194	$74,932,203

Balance - October 31, 2019	$65,468,635	$19,215,914	$84,684,549

Acquisition of non-controlling interest	(78,817)	(2,146,183)	(2,225,000)
Net loss attributable to non-controlling interest	—	(1,185,371)	(1,185,371)
Net loss attributable to Granite Falls Energy, LLC	(1,500,699)	—	(1,500,699)

Balance - January 31, 2020	$63,889,119	$15,884,360	$79,773,479

Net loss attributable to non-controlling interest	—	(3,160,225)	(3,160,225)
Net loss attributable to Granite Falls Energy, LLC	(11,883,187)	—	(11,883,187)

Balance - April 30, 2020	$52,005,932	$12,724,135	$64,730,067

Net loss attributable to non-controlling interest	—	(2,027,699)	(2,027,699)
Net income attributable to Granite Falls Energy, LLC	717,775	—	717,775

Balance - July 31, 2020	$52,723,707	$10,696,436	$63,420,143

Notes to Condensed Consolidated Unaudited Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended July 31,
	2021	2020
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net income (loss)	$13,040,376	$(19,039,406)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Depreciation and amortization	5,964,030	7,023,813
Paycheck Protection Program loan forgiveness income	(2,003,493)	—
Change in fair value of derivative instruments	7,686,416	1,510,499
(Gain) loss on equity method investments	(1,527,100)	56,435
Return on investment	282,902	—
(Gain) loss on disposal of assets	21,728	(2,000)
Changes in operating assets and liabilities:
Commodity derivative instruments	(7,854,582)	(1,046,848)
Accounts receivable	(3,198,202)	5,952,486
Inventory	(8,875,322)	2,751,880
Prepaid expenses and other current assets	(330,093)	(306,788)
Accounts payable	1,424,428	(6,547,734)
Accrued expenses	161,661	1,093,041
Accrued railcar rehabilitation costs	34,443	34,443
Net Cash Provided By (Used In) Operating Activities	4,827,192	(8,520,179)

Cash Flows from Investing Activities
Payments for capital expenditures	(4,116,332)	(2,252,359)
Net Cash Used In Investing Activities	(4,116,332)	(2,252,359)

Cash Flows from Financing Activities
Checks drawn in excess of bank balance	123,616	685,724
Proceeds from Paycheck Protection Program loans	1,299,593	1,299,593
Proceeds from long-term debt	8,752,196	22,070,984
Payments on long-term debt	(18,099,089)	(17,770,451)
Acquisition of non-controlling interest	—	(2,000,000)
Net Cash Provided By (Used In) Financing Activities	(7,923,684)	4,285,850

Net Decrease in Cash and Restricted Cash	(7,212,824)	(6,486,688)

Cash and Restricted Cash - Beginning of Period	13,580,121	13,574,290

Cash and Restricted Cash - End of Period	$6,367,297	$7,087,602

Reconciliation of Cash and Restricted Cash
Cash - Balance Sheet	$4,491,334	$6,813,710
Restricted Cash - Balance Sheet	1,875,963	273,892
Cash and Restricted Cash	$6,367,297	$7,087,602

Supplemental Cash Flow Information
Cash paid during the period for:
Interest expense	$593,651	$353,650

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Capital expenditures and construction in process included in accounts payable	$51,047	$1,609

Notes to Condensed Consolidated Unaudited Financial Statements are an integral part of this Statement.

Granite Falls Energy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

July 31, 2021

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

Basis of Presentation and Principles of Consolidation

The condensed consolidated unaudited financial statements as of July 31, 2021 consolidate the operating results and financial position of GFE, and its approximately 50.7% owned subsidiary, HLBE (through GFE's 100% ownership of Project Viking, LLC). Given the Company’s control over the operations of HLBE and its majority voting interest, the Company consolidates the condensed consolidated unaudited financial statements of HLBE with GFE's condensed consolidated unaudited financial statements. The remaining 49.3% ownership of HLBE is included in the condensed consolidated unaudited financial statements as a non-controlling interest. HLBE, through its wholly owned subsidiary, HLBE Pipeline Company, LLC, owned approximately 73% of Agrinatural through December 11, 2019 when the remaining non-controlling interest was acquired. All significant intercompany balances and transactions are eliminated in consolidation.

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

July 31, 2021

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

July 31, 2021

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

July 31, 2021

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

The Company, and the ethanol industry as a whole, experienced significant adverse conditions throughout most of 2020 and into 2021 as a result of industry-wide record low ethanol prices due to reduced demand and high industry inventory levels, which were compounded by the impact of the novel coronavirus ("COVID-19"). These factors resulted in prolonged negative operating margins, significantly lower cash flow from operations and substantial net losses. As a result, as of the three months ended January 30, 2021 and the fiscal year ended October 31, 2020, HLBE was not in compliance with its working capital and net worth covenant requirements, for which waivers were obtained. HLBE was in compliance with its working capital and net worth covenant requirements as of July 31, 2021 and expects future compliance during the next twelve months. GFE was in compliance with its working capital covenant requirement as of July 31, 2021 and expects future compliance during the next twelve months. Fuel prices generally, and ethanol prices specifically, have rebounded since the spring of 2020 and remained steady during the three and nine months ended July 31, 2021. As a result, the Company has experienced net income in the three and nine months ended July 31, 2021.

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

The Company is moving forward with a plan to engage in a merger with HLBE, the Company’s majority owned subsidiary. Pursuant to a Merger Agreement, the Company would acquire the minority ownership interest of HLBE for $14 million, or approximately $0.36405 per unit, and the Company would become the sole owner of HLBE. Management believes the merger would provide HLBE with additional financial resources to assist HLBE’s continued operations and would thereby protect the Company’s investment in HLBE. The Merger is subject to approval by the minority interest unitholders of HLBE. A special meeting where HLBE members will vote on the proposed merger is scheduled for 1 p.m. September 23, 2021, at the Heron Lake Community Center, 312 10th St., Heron Lake, Minnesota 56137. If approved by the minority unitholders, the Merger is expected to close following the special meeting. Additional information regarding the proposed Merger is available in the section captioned Part 1 - Item 2 -

Granite Falls Energy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

July 31, 2021

Management’s Discussion and Analysis of Financial Condition and Results of Operation — Plan of Operations for the Next Twelve Months.

3.   REVENUE

Revenue by Source

All revenues from contracts with customers under ASC Topic 606 are recognized at a point in time. The following table disaggregates revenue by major source for the three and nine months ended July 31, 2021 and 2020:

Three Months Ended July 31, 2021
(unaudited)
Total
Ethanol	$69,910,835
Distillers’ Grains	14,001,314
Corn Oil	4,816,842
Other	410,734
Natural Gas Pipeline	119,087
Total Revenues	$89,258,812

Three Months Ended July 31, 2020
(unaudited)
Total
Ethanol	$27,592,807
Distillers’ Grains	5,019,310
Corn Oil	1,321,973
Other	71,519
Natural Gas Pipeline	125,991
Total Revenues	$34,131,600

Nine Months Ended July 31, 2021
(unaudited)
Total
Ethanol	$163,826,073
Distillers’ Grains	35,737,294
Corn Oil	11,344,245
Other	939,993
Natural Gas Pipeline	849,954
Total Revenues	$212,697,559

Nine Months Ended July 31, 2020
(unaudited)
Total
Ethanol	$92,198,500
Distillers’ Grains	22,040,430
Corn Oil	4,744,656
Other	559,242
Natural Gas Pipeline	1,052,020
Total Revenues	$120,594,848

Granite Falls Energy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

July 31, 2021

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

4.   INVENTORY

Inventories consist of the following:

	July 31, 2021	October 31, 2020
	(unaudited)
Raw materials	$8,867,354	$4,893,502
Supplies	3,205,598	3,070,458
Work in process	2,325,312	1,480,871
Finished goods	8,268,863	4,346,974
Totals	$22,667,127	$13,791,805

The Company performs a lower of cost or net realizable value analysis on inventory to determine if the net realizable values of certain inventories are less than their carrying value, which is attributable primarily to decreases in market prices of corn and ethanol. Based on the lower of cost or net realizable value analysis, as a component of cost of goods sold, the Company recorded a loss on ethanol inventories of approximately $720,000 and $648,000 for the nine months ended July 31, 2021 and 2020, respectively. Based on the lower of cost or net realizable value analysis, as a component of cost of goods sold, the Company recorded a loss on corn inventories of approximately $0 and $184,000 for the nine months ended July 31, 2021 and 2020, respectively.

5.   DERIVATIVE INSTRUMENTS

As of July 31, 2021, the total notional amount of GFE’s outstanding corn derivative instruments was approximately 1,205,000 bushels, comprised of short corn futures positions on bushels that were entered into to hedge forecasted corn purchases through December 2022. Additionally, there are corn options positions of 3,075,000 bushels through December 2021. There may be offsetting positions that are not shown on a net basis that could lower the notional amount of positions outstanding.

As of July 31, 2021, the total notional amount of HLBE’s outstanding corn derivative instruments was approximately 655,000 bushels, comprised of short corn futures positions that were entered into to hedge forecasted corn purchases through July 2022. Additionally, there are corn options positions of 575,000 bushels through December 2021. There may be offsetting positions that are not shown on a net basis that could lower the notional amount of positions outstanding.

As of July 31, 2021, GFE had approximately $1,539,000 of cash collateral (restricted cash) related to derivatives held by a broker.

As of July 31, 2021, HLBE had approximately $337,000 of cash collateral (restricted cash) related to derivatives held by a broker.

Granite Falls Energy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

July 31, 2021

The following tables provide details regarding the Company's derivative instruments at July 31, 2021, none of which were designated as hedging instruments:

	Consolidated Balance Sheet Location	Assets	Liabilities
Corn contracts - GFE	Commodity derivative instruments	$—	$563,431
Corn contracts - HLBE	Commodity derivative instruments	—	28,831
Totals		$—	$592,262

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

The following tables provide details regarding the gains (losses) from Company's derivative instruments in the consolidated statements of operations, none of which are designated as hedging instruments:

	Consolidated Statement	Three Months Ended July 31,		Nine Months Ended July 31,
	of Operations Location	2021	2020	2021	2020
Corn contracts	Cost of Goods Sold	$(892,416)	$(297,465)	$(7,857,428)	$(1,021,328)
Ethanol contracts	Revenues	—	(72,848)	171,012	(489,171)
Total loss		$(892,416)	$(370,313)	$(7,686,416)	$(1,510,499)

Granite Falls Energy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

July 31, 2021

6.   FAIR VALUE

The following table sets forth, by level, the Company assets that were accounted for at fair value on a recurring basis at July 31, 2021:

			Fair Value Measurement Using
			Quoted Prices	Significant Other	Significant
	Carrying Amount in		in Active Markets	Observable Inputs	Unobservable Inputs
	Consolidated Balance Sheet	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Liabilities:
Commodity Derivative instruments - Corn	$592,262	$592,262	$592,262	$—	$—
Accounts Payable (1)	$155,827	$155,827	$—	$155,827	$—

The following table provides information on those derivative assets and liabilities measured at fair value on a recurring basis at October 31, 2020:

			Fair Value Measurement Using
			Quoted Prices	Significant Other	Significant
	Carrying Amount in		in Active Markets	Observable Inputs	Unobservable Inputs
	Consolidated Balance Sheet	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Commodity Derivative Instruments - Ethanol	$56,050	$56,050	$56,050	$—	$—

Financial Liabilities:
Commodity Derivative Instruments - Corn	$816,478	$816,478	$816,478	$—	$—
Accounts Payable (1)	$792,795	$792,795	$—	$792,795	$—
(1)	Accounts payable is generally stated at historical amounts with the exception of amounts in this table related to certain delivered inventory for which the payable fluctuates based on the changes in commodity prices. These payables are hybrid financial instruments for which the company has elected the fair value option.

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

Granite Falls Energy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

July 31, 2021

7.  DEBT FACILITIES

Debt financing consists of the following:

	July 31, 2021	October 31, 2020
	(unaudited)
GRANITE FALLS ENERGY:
Revolving term loan, see terms below.	$112,445	$—
Term note payable to Project Hawkeye, see terms below.	5,535,714	6,339,286
SBA Paycheck Protection Program loan, see terms below	—	703,900

HERON LAKE BIOENERGY:
Amended revolving term note payable to lending institution, see terms below.	—	7,891,426
Single advance term note payable to lending institution, see terms below.	2,400,000	3,000,000
Short term revolving note, see notes below	6,000	—
Assessment payable as part of water treatment agreement, due in semi-annual installments of $189,393 with interest at 6.55%, enforceable by statutory lien, with the final payment due in October 2021. HLBE made deposits for one years' worth of debt service payments of approximately $364,000, which is included with other current assets that are held on deposit to be applied with the final payments of the assessment.	130,211	300,551
SBA Paycheck Protection Program Loan, see terms below	595,693	595,693
Totals	8,780,063	18,830,856
Less: amounts due within one year	1,924,128	12,954,538
Net long-term debt	$6,855,935	$5,876,318

Granite Falls Energy

Revolving Term Loan

GFE has a credit facility with a lender in the form of a revolving term loan in the amount of $11,000,000 that will expire on October 20, 2024. The credit facility also requires GFE to comply with certain financial covenants at various times calculated monthly, quarterly or annually, including a restriction of the payment of dividends and maintenance of certain financial ratios including minimum working capital, minimum net worth and a debt service coverage ratio as defined by the credit facility. Failure to comply with the protective loan covenants or maintain the required financial ratios may cause acceleration of the outstanding principal balances on the revolving term loan and/or the imposition of fees, charges or penalties. The credit facility is secured by substantially all assets of GFE. There are no savings account balance collateral requirements as part of this credit facility. Interest on the revolving term accrues at a variable weekly rate equal to 3.25% above the higher of 0.00% or One Month London Interbank Offered Rate (“LIBOR”) Index Rate, which totaled 3.34% at July 31, 2021.

GFE also agreed to pay an unused commitment fee on the unused available portion of the revolving term loan commitment at the rate of 0.500% per annum, payable monthly in arrears.

Project Hawkeye Loan

On August 2, 2017, GFE entered into a replacement credit facility with Project Hawkeye. The terms of the replacement credit facility allow GFE to borrow up to $7.5 million of variable-rate, amortizing non-recourse debt from Project Hawkeye using the GFE’s $7.5 million investment in Ringneck Energy & Feed, LLC (“Ringneck”), as collateral.  The Project Hawkeye loan bears interest from date funds are first advanced on the loan through maturity, at a rate per annum equal to the sum of the One Month LIBOR Index Rate plus 3.05% per annum, with an interest rate floor of 3.55%, which equated to 3.55% at July 31, 2021.

The Project Hawkeye loan requires annual interest payments only for the first two years of the loan and monthly principal and interest payments for years three through nine based on a seven- year amortization period.  The monthly

Granite Falls Energy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

July 31, 2021

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

In February 2021, GFE received a second Paycheck Protection Program loan in the amount of $703,900. The loan was forgiven in full during July 2021. Forgiveness income is recorded as a component of other income on the statement of operations.

Heron Lake BioEnergy

Revolving Term Note

The 2020 Credit Facility includes an amended and restated revolving term loan with a $13 million principal commitment.  The loan is secured by substantially all of HLBE’s assets, including a subsidiary guarantee. The 2020 Credit Facility contains customary covenants, including restrictions on the payment of dividends and loans and advances to Agrinatural, and maintenance of certain financial ratios including minimum working capital, minimum net worth and a debt service coverage ratio as defined by the credit facility. As of the three months ended January 30, 2021 and the fiscal year ended October 31, 2020,  HLBE was not in compliance with its working capital and net worth covenant requirements, for which waivers were obtained. HLBE was in compliance with its debt covenants on July 31, 2021. However, failure to comply with the protective loan covenants or maintain the required financial ratios in the future may cause acceleration of the outstanding principal balances on the revolving term loan and/or the imposition of fees, charges, or penalties.

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

Under the terms of the amended revolving term loan, HLBE may borrow, repay, and reborrow up to the aggregate principal commitment amount of $13,000,000. Final payment of amounts borrowed under the amended revolving term loan is due December 1, 2022. Interest on the amended revolving term loan accrues at a variable weekly rate equal to 3.35% above the higher of 0.00% or the One-Month London Interbank Offered Rate (“LIBOR”) Index rate, which totaled 3.44% at July 31, 2021.

HLBE also agreed to pay an unused commitment fee on the unused available portion of the amended revolving term loan commitment at the rate of 0.500% per annum, payable monthly in arrears.

Granite Falls Energy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

July 31, 2021

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

Short Term Revolving Promissory Note

In February 2021, HLBE entered into a revolving promissory note with its lender in order to finance the operating needs of HLBE. The revolving promissory note is subject to the 2020 Credit Facility. Under the terms, HLBE may borrow, repay and reborrow up to the aggregate principal commitment amount of $5,000,000. The short term revolving promissory note expired on August 1, 2021 and the remaining balance was paid off at that time.

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

In February 2021, HLBE received a second Paycheck Protection Program loan in the amount of $595,693. The loan was forgiven in full during August 2021.

Estimated annual maturities of debt at July 31, 2021, are as follows based on the most recent debt agreements:

2022	$1,924,128
2023	1,789,351
2024	1,790,536
2025	1,904,177
2026	1,193,302
Thereafter	178,569
Total debt	$8,780,063

8. LEASES

The Company leases rail cars for its facility to transport ethanol and dried distillers’ grains to its end customers. Operating lease right of use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company uses its estimated incremental borrowing rate, unless an implicit rate is readily determinable, as the discount rate for each lease in determining the present value of lease payments. For the nine months ended July 31, 2021, the Company’s weighted average discount rate was 4.87%.  Operating lease expense is recognized on a straight-line basis over the lease term.

The Company determines if an arrangement is a lease or contains a lease at inception. The Company’s leases have remaining terms of approximately one to seven years. For the nine months ended July 31, 2021, the weighted average remaining lease term was four years.

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

Granite Falls Energy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

July 31, 2021

The following table summarizes the remaining annual maturities of the Company’s operating lease liabilities as of July 31, 2021:

2022	$4,328,800
2023	4,153,800
2024	3,633,000
2025	3,066,600
2026	2,524,050
Thereafter	1,058,200
Totals	18,764,450
Less: Amount representing interest	1,989,679
Lease liabilities	$16,774,771

For the three and nine months ended July 31, 2021, GFE recorded operating lease costs for these leases of approximately $800,000 and $2,451,000, respectively, in cost of goods sold in the Company’s statement of operations, which approximates the cash paid for the periods. For the three and nine months ended July 31, 2020, GFE recorded operating lease costs for these leases of approximately $803,000 and $2,375,000, respectively, in cost of goods sold in the Company’s statement of operations, which approximates the cash paid for the periods.

For the three and nine months ended July 31, 2021, HLBE recorded operating lease costs for these leases of approximately $688,000 and $1,943,000, respectively, in cost of goods sold in the Company’s statement of operations, which approximates the cash paid for the periods.  For the three and nine months ended July 31, 2020, HLBE recorded operating lease costs for these leases of approximately $591,000 and $1,731,000, respectively, in cost of goods sold in the Company’s statement of operations, which approximates the cash paid for the periods.

9.   MEMBERS' EQUITY

Granite Falls Energy

GFE has one class of membership units. The units have no par value and have identical rights, obligations and privileges.  Income and losses are allocated to all members based upon their respective percentage of units held. As of July 31, 2021 and October 31, 2020, GFE had 30,606 membership units authorized, issued, and outstanding.

10.  RELATED PARTY TRANSACTIONS

Corn Purchases - Members

GFE purchased corn from board members of approximately $2,851,000 and $1,482,000 for the three months ended July 31, 2021 and 2020, respectively, and approximately $5,474,000 and $2,323,000 for the nine months ended July 31, 2021 and 2020, respectively.

HLBE purchased corn from board members of approximately $6,727,000 and $57,000 for the three months ended July 31, 2021 and 2020, respectively, and approximately $15,403,000 and $5,872,000 for the nine months ended July 31, 2021 and 2020, respectively.

11.  COMMITMENTS AND CONTINGENCIES

Corn Forward Contracts

At July 31, 2021, GFE had cash and basis contracts for forward corn purchase commitments for approximately 4,089,000 bushels for deliveries through December 2022.

At July 31, 2021, HLBE had cash and basis contracts for forward corn purchase commitments for approximately 4,026,000 bushels for deliveries through October 2022.

Granite Falls Energy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

July 31, 2021

Given the uncertainty of future ethanol and corn prices, the Company could incur a loss on the outstanding corn purchase contracts in future periods. Management has evaluated these forward contracts and its inventories using the lower of cost or net realizable value evaluation, similar to the method used on its inventory, and has determined that no impairment loss existed for GFE or HLBE forward corn purchase commitments as of July 31, 2021, and an impairment loss of approximately $47,000 for HLBE at October 31, 2020.

Ethanol Forward Contracts

At July 31, 2021, GFE had fixed and basis contracts to sell approximately $24,331,000 of ethanol for various delivery periods through December 2021, which approximates 43% of its anticipated ethanol sales for this that period.

At July 31, 2021, HLBE had fixed and basis contracts to sell approximately $22,621,000 of ethanol for various delivery periods through December 2021, which approximates 42% of its anticipated ethanol sales for that period.

Distillers' Grain Forward Contracts

At July 31, 2021, GFE had forward contracts to sell approximately $889,000 of distillers’ grains for various delivery periods through August 2021, which approximates 33% of its anticipated distillers’ grain sales for this that period.

At July 31, 2021, HLBE had forward contracts to sell approximately $1,262,000 of distillers’ grain for various delivery periods through September 2021, which approximates 46% of its anticipated distillers’ grain sales for that period.

Corn Oil Forward Contracts

At July 31, 2021, GFE had forward contracts to sell approximately $702,000 of corn oil for delivery through August 2021, which approximates 70% of its anticipated corn oil sales for that period.

At July 31, 2021, HLBE had forward contracts to sell approximately $900,000 of corn oil for delivery through August 2021, which approximates 84% of its anticipated corn oil sales for that period.

Rail Car Rehabilitation Costs

GFE leases 75 hopper rail cars under a multi-year agreement which ends in November 2025. Under the agreement, GFE is required to pay to rehabilitate each car for “damage” that is considered to be other than normal wear and tear upon turn in of the car(s) at the termination of the lease. GFE believes that it is probable that GFE may be assessed for damages incurred. Company management has estimated total costs to rehabilitate the cars at July 31, 2021 and October 31, 2020 to be approximately $825,000.  GFE accrues the estimated cost of railcar damages over the term of the lease as the cost of damages are incurred.  During the three and nine months ended July 31, 2021, the Company has recorded an expense for the recognition of actual repairs in cost of goods of approximately $23,000 and $108,000 respectively.  During the three and nine months ended July 31, 2020, the Company has recorded an expense for the recognition of actual repairs in cost of goods of approximately $8,000 and $337,000 respectively.

HLBE leases 50 hopper rail cars under a multi-year agreement which ends in May 2027. Under the agreement, HLBE is required to pay to rehabilitate each car for “damage” that is considered to be other than normal wear and tear upon turn in of the car(s) at the termination of the lease. HLBE believes that it is probable that we may be assessed for damages incurred. Company management has estimated total costs to rehabilitate the cars at July 31, 2021 and October 31, 2020 to be approximately $631,000 and $597,000 respectively.  HLBE accrues the estimated cost of railcar damages over the term of the lease as the cost of damages are incurred. During the three and nine months ended July 31, 2021, the Company has recorded an expense for the recognition of actual repairs in cost of goods of approximately $27,000 and $82,000 respectively. During the three and nine months ended July 31, 2020, the Company has recorded an expense for the recognition of actual repairs in cost of goods of approximately $16,000 and $70,000 respectively.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

We prepared the following discussion and analysis to help readers better understand our financial condition, changes in our financial condition, and results of operations for the three and nine months ended July 31, 2021 and 2020.  This section should be read in conjunction with the condensed consolidated unaudited financial statements and related notes in PART I - Item 1 of this report and the information contained in the Company’s annual report on Form 10-K for the fiscal year ended October 31, 2020.

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

Forward-looking statements are subject to a number of known and unknown risks, uncertainties and other factors, many of which may be beyond our control, and may cause actual results, performance or achievements to differ materially from those projected in, expressed or implied by forward-looking statements. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us are described more particularly in the “Risk Factors” sections of our annual report on Form 10-K for the year ended October 31, 2020, and our quarterly reports on Form 10-Q for the three months ended January 31, 2021 and the three months ended April 30, 2021. These risks and uncertainties include, but are not limited to, the following:

●	Fluctuations in the price of ethanol as a result of a number of factors, including: the price and availability of competing fuels; the overall supply and demand for ethanol and corn; the price of gasoline, crude oil and corn; and government policies;
●	Fluctuations in the price of crude oil and gasoline and the impact of lower oil and gasoline prices on ethanol prices and demand;
●	Fluctuations in the availability and price of corn, resulting from factors such as domestic stocks, demand from corn-consuming industries, such as the ethanol industry, prices for alternative crops, increasing input costs, changes in government policies, shifts in global markets or damaging growing conditions, such as plant disease or adverse weather, including drought;
●	Fluctuations in the availability and price of natural gas, which may be affected by factors such as weather, drilling economics, overall economic conditions, and government regulations;
●	Negative operating margins which may result from lower ethanol and/or high corn prices;
●	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;
●	Overcapacity and oversupply in the ethanol industry;
●	Ethanol trading at a premium to gasoline at times, which may act as a disincentive for discretionary blending of ethanol beyond Renewable Fuel Standard requirements and consequently negatively impacting ethanol prices and demand;
●	Changes in federal and/or state laws and environmental regulations including elimination, waiver or reduction of corn-based ethanol volume obligations under the Renewable Fuel Standard and legislative acts taken by state governments such as California related to low-carbon fuels, may have an adverse effect on our business;
●	Any impairment of the transportation, storage and blending infrastructure that prevents ethanol from reaching markets;
●	Any effect on prices and demand for our products resulting from actions in international markets, particularly imposition of tariffs;
●	Changes in our business strategy, capital improvements or development plans;
●	Effect of our risk mitigation strategies and hedging activities on our financial performance and cash flows;
●	Competition from alternative fuels and alternative fuel additives;
●	Changes or advances in plant production capacity or technical difficulties in operating the plant;
●	Our reliance on key management personnel;

●	A slowdown in global and regional economic activity, demand for our products and the potential for labor shortages and shipping disruptions resulting from COVID-19:
●	The election of President Joe Biden and the transition to a new presidential administration may result in new or different regulations and policies that may adversely affect our business; and
●	Our CEO and General Manager retired effective May 26, 2021, and as a result our Company may face challenges that arise from a transition in leadership, which may adversely affect our business.

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

Strong demand for transportation fuel during the spring and summer peak driving months and the improved operating efficiency provided by the new boiler at HLBE’s plant resulted in net income during the three months ended July 31, 2021. However, the Company believes that demand for transportation fuel may decrease in the coming months and as a result it is possible the Company will experience tight or negative operating margins.

Proposed Merger with Heron Lake BioEnergy, LLC

During the three months ended July 31, 2021, the Company moved forward with plans to engage in a merger (the “Merger”) with HLBE, the Company’s majority-owned subsidiary. A special meeting, where members of HLBE will vote on the merger proposal is scheduled for 1 p.m. Thursday September 23, 2021, at the Heron Lake Community Center, 312 10th Street, Heron Lake, Minnesota 56137 (the “Special Meeting”). A complete description of the Merger and the Special Meeting is available in HLBE’s definitive proxy statement filed with the SEC on August 19, 2021, and is hereby incorporated by reference.

Negotiations regarding the Merger began in early 2021. On March 24, 2021, the Company and HLBE, executed a Merger Agreement (the “Merger Agreement”), pursuant to which the Company will acquire the minority-owned interest of HLBE. The structure of the proposed transaction is a merger in which Granite Heron Merger Sub, LLC, (“Merger Sub”) a wholly owned subsidiary of the Company, will merge with and into HLBE, with HLBE surviving the transaction as a wholly owned subsidiary of the Company. Copies of the Merger Agreement, a Plan of Merger and associated voting agreements were published with our Form 8-K filed with SEC on March 25, 2021 and are herein incorporated by reference.

The Company currently owns approximately 50.7% of HLBE’s units. The remaining approximately 49.3% of the HLBE’s units are owned by approximately 1,200 investors (the “Minority Ownership Interest”).  Pursuant to the Merger Agreement, the Company will acquire the remainder of HLBE’s issued and outstanding units for $14 million in cash payable at the closing of the Merger. Each issued and outstanding unit of the Minority Ownership Interest will be canceled and converted into the right to receive $0.36405 per Unit. (the “Merger Consideration”).

The Merger is subject to approval by the Minority Ownership Interest at the Special Meeting. The Merger is also conditioned on regulatory approval, the consent HLBE’s lender, and the Company’s ability to obtain financing for the transaction. If such approvals and consents are obtained, the Merger is expected to close following the Special Meeting.

Effect of the Merger

Upon the terms and subject to the conditions of the Merger Agreement, if the Merger is completed, Minority Ownership Interest unitholders will obtain the right to receive cash compensation for their units and will cease to be owners of the Company.

The Minority Ownership Interest comprises 38,456,283 units. If the Merger is completed, each issued and outstanding unit of the Minority Ownership Interest will be canceled and converted into the right to receive $0.36405 per unit. Upon the completion of the Merger, Minority Ownership Interest unitholders will no longer own any units of HLBE and will no longer have any rights as a member of the Company. The units of HLBE held by the Company immediately prior closing of Merger shall be cancelled with no consideration issued to the Company.  The Company will emerge from the transaction as the sole owner of HLBE.  At the time the Merger becomes effective, 100 percent of the membership interest in the Merger Sub shall be converted into and become 100 percent of the membership interests in HLBE, as the surviving company in the Merger.

HLBE has identified an exchange agent to administer the distribution of Merger Consideration to Minority Ownership Interest unitholders. If the Merger is completed, information will be distributed to unitholders regarding the process for exchanging their unit certificates for Merger Consideration. A process will be made available for HLBE unitholders who cannot locate their unit certificates to verify their ownership interest and receive Merger Consideration.

As a result of the Merger, members of the Minority Ownership Interest would not have the ability to participate in any possible value appreciation experienced by HLBE above the pro rata share of the $14 million sales price. Comparatively, by ceasing to be owners or members of HLBE, members of the Minority Ownership Interest would not face any potential future risk regarding their investment in HLBE upon completion of the Merger. Also upon consummation of the Merger, by ceasing to be owners or members of HLBE, members of the Minority Ownership Interest would not face the prospect of participating in any decrease in value of their respective ownership below the pro rata share of the $14 million sales price.

Upon completion of the Merger, HLBE is expected to continue operating its ethanol production plant in Heron Lake, Minnesota. No significant changes are expected in the operation of the Company’s ethanol plant. Upon consummation of the Merger, HLBE would combine its assets with GFE for potentially more advantageous leverage terms with lenders.

HLBE, which is currently managed by GFE’s executive officers pursuant to the Management Services Agreement, would continue to be managed by GFE’s executive officers if the Merger is completed. Upon consummation of the Merger, HLBE’s Board of Governors would cease to exist, and GFE’s Board of Governors would assume managerial and oversight control over HLBE in conjunction with GFE’s executive officers. Upon completion of the Merger, and the subsequent elimination of HLBE’s Board of Governors, HLBE would lose the insight of Governors engaged in the local production of corn. As a result, HLBE may have less insight about the local corn market. However, the elimination of HLBE’s Board of Governors would result in more efficient management of HLBE provided the centralized nature of management and oversight duties that GFE’s Board of Governors and GFE’s executive officers would impart. By eliminating HLBE’s Board of Governors and centralizing management and oversight duties with GFE’s Board of Governors and executive officers, GFE would save approximately $84,000 in annual Governor compensation, which represents GFE’s 50.7% ownership of HLBE multiplied by the total annual Governor compensation for HLBE.

Additionally, upon completion of the Merger, HLBE intends to file for de-registration with the SEC by duly filing a Form 15 with the SEC. If HLBE is allowed to de-register, it would no longer be required to file annual, quarterly, and certain other reports with the SEC. By de-registering with the SEC and no longer being subject to the various reporting requirements of the Securities Exchange Act of 1934, management estimates HLBE would save approximately $300,000 in filing fees on an annual basis.

GFE is the majority owner of HLBE, controlling approximately 50.7% of the issued and outstanding units of HLBE, through its wholly owned subsidiary Project Viking. The units of HLBE held by GFE immediately prior closing of Merger will be cancelled with no consideration issued to GFE. GFE will emerge from the transaction as the sole owner of HLBE. As the sole owner of HLBE, GFE will have the ability to appoint different governors of HLBE or eliminate the HLBE board of governors altogether.

If the Merger is completed, GFE’s ownership interest in HLBE would increase to 100%. GFE intends to finance the Merger with a term loan from its lender. The financing of the Merger, notwithstanding other loan proceeds GFE may acquire pursuant to a loan agreement with its lender, would initially result in an increase in assets of $14 million, in the form of cash loan proceeds, and a corresponding increase in liabilities of $14 million, in the form of indebtedness, on GFE’s consolidated balance sheet. The cash loan proceeds would thereafter be disbursed as Merger Consideration to the Minority Ownership Interest, resulting in a decrease in assets of $14 million and a corresponding decrease in owners’ equity of $14 million on GFE’s consolidated balance sheet. As a net result, GFE would experience a $14 million increase in liabilities and a $14 million decrease in total members’ equity. Upon consummation of the Merger, GFE would obtain greater purchasing power for corn and other inputs as a result of the greater volume and greater share of profits and losses derived from the Merger.

Upon completion of the Merger, GFE would have a greater share of the risks associated with operating an ethanol plant, including the risk of insolvency. However, upon consummation of the Merger, GFE would have the ability to more efficiently and economically manage the operations of HLBE provided that HLBE’s Board of Governors would cease to exist and GFE’s Board of Governors and executive officers would gain managerial and oversight control over the Company.

Pursuant to the Merger Agreement, GFE and HLBE would release, acquit, and discharge each other and all related parties from all claims, including, all liabilities, obligations, claims, litigation, actions, causes of action, suits, proceedings, executions, judgments, demands, damages, losses, duties, debts, dues, accounts, fees, costs, expenses and penalties, and agree not to initiate, maintain, prosecute or continue to maintain or prosecute any action, suit or proceeding, or seek to enforce any right or claim against the other or its related parties.

Upon completion of the Merger, Project Viking, as the holding entity of HLBE, would remain an approximately 50.7% owner of HLBE with GFE holding the remaining approximately 49.3% interest, rather than the members of the Minority Ownership Interest. Provided that the members of the Minority Ownership Interest would no longer possess ownership rights in HLBE upon consummation of the Merger, this would result in more efficient management of HLBE given that members of the Minority Ownership Interest would cease to be involved in future member meetings of HLBE.

Upon completion of the Merger, Merger Sub would solely serve to effectuate the Merger and would cease to exist by operation of law once the Merger is complete. If the Merger is completed, 100% of the membership interest in Merger Sub would be converted into and become 100% of the membership interest in GFE, as the surviving company in the Merger.

Effect if the Merger is Not Completed

If the Merger and the transactions contemplated thereby are not completed, HLBE’s members will not receive the Merger Consideration or any other payment for their HLBE units.  Instead, HLBE will remain a majority-owned subsidiary of GFE, with GFE controlling approximately 50.7% of HLBE’s units and the Minority Ownership Interest controlling the remaining units.

Further, Management believes that if the Merger is not completed there is risk HLBE could default on its loans and be forced to cease operations or seek bankruptcy protection. Prior to the three-month period ended July 31, 2021, HLBE experienced significant net losses due to several factors, including elevated corn prices, the breakdown of its ethanol plant’s boiler, and reduced demand for ethanol due to the COVID-19 pandemic.  Due to these net losses, HLBE violated certain loan covenants related to working capital and net worth, for which the Company obtained waivers from its lender. The Company was in violation of such loan covenants as of October 31, 2020, and January 31, 2021. As a result of these loan covenant violations, the Company reported that as of January 31, 2021, there was substantial doubt about the Company’s ability to continue operating as a going concern.

Due to improved market conditions and operating efficiency, HLBE was in compliance with its debt covenants on April 30, 2021 and as of July 31, 2021. However, Management  believes it is possible market conditions will worsen in the near future due to various factors including seasonal decreases in demand for transportation fuel during the winter months. Accordingly, it possible that HLBE will incur future instances of loan covenant violations for which HLBE’s lender will not provide a waiver.  Future violations of these loan covenants would allow HLBE’s lender to accelerate certain loans and designate a substantial portion of HLBE’s debt due and payable. If HLBE’s loans became due and payable, there is a substantial risk HLBE would lack the cash on hand, borrowing capacity, and cash flows to repay the debt, and if this were to occur, HLBE could be forced to cease operations or seek bankruptcy protection. If this were to occur, HLBE’s members could lose a substantial portion of their investment in HLBE.

Management believes the Merger will reduce the risk of these potential adverse consequences because as a wholly owned subsidiary of GFE, HLBE is expected to have adequate working capital and net worth to avoid loan covenant violations.

Trends and Uncertainties Impacting Our Operations

The principal factors affecting our results of operations and financial conditions are the market prices for corn, ethanol, distillers’ grains and natural gas, as well as governmental programs designed to create incentives for the use of corn-based ethanol.  Other factors that may affect our future results of operation include those risks discussed below and in “PART II - Item 1A. Risk Factors” of this report, “PART II - Item 1A. Risk Factors” of our quarterly report on Form 10-Q for the three months ended January 31, 2021, “PART II - Item 1A. Risk Factors” of our quarterly report on Form 10-Q for the three months ended April 30, 2021, and “PART I - Item 1A. Risk Factors” of our annual report on Form 10-K for the fiscal year ended October 31, 2020, which are incorporated herein by reference.

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

Management believes that the ethanol outlook in the fiscal year 2021 will remain relatively consistent or will worsen compared to the three months ended July 31, 2021, due to several factors including seasonal decreases in the demand for transportation fuel and the ongoing effects of the COVID-19 pandemic. The spread of the coronavirus Delta variant may result in increased COVID-19 infections, which could reduce vehicle travel and thereby reduce demand for transportation fuel, including the ethanol we produce.  Additionally, continued large corn supplies and increases in ethanol production capacity could negatively affect our profitability. This negative impact could worsen if domestic ethanol inventories increase, or if U.S. exports of ethanol decline.

During the three months ended July 31, 2021, domestic ethanol production rebounded to pre-pandemic levels, with U.S. ethanol plants producing more than 1 million barrels of fuel ethanol per day for the first time since March 2020, according to the U.S. Energy Information Administration (“EIA”). The weekly averages of domestic fuel ethanol production ranged from 979,000 barrels per day to 1.067 million barrels per day during the three months ended July 31, 2021, according to the EIA.

In previous quarters, ethanol production had been suppressed due to the effects of the COVID-19 pandemic, as well as severe whether events. In 2020, some U.S. ethanol plants, including ours, temporarily suspended production due to negative margins caused by low demand for fuel due to the COVID-19 pandemic. Additionally, unusually cold weather affecting much of the United States in February 2021 disrupted the supply of natural gas and as a result natural gas spot prices approached record-high levels. Many ethanol production facilities, including our plants, rely on natural gas to process corn into ethanol. As a result of the elevated natural gas prices, estimated fuel ethanol margins fell to negative levels in February 2021 and many fuel ethanol producers reduced production rates. U.S. weekly fuel ethanol production fell to an average of 658,000 barrels per day during the week of February 21, 2021, which was the lowest weekly production level since May 11, 2020, according to the EIA.

Ethanol production is projected to remain steady in 2021 and increase slightly in 2022. The EIA projects fuel ethanol production will average 970,000 barrels per day in 2021, up from 910,000 barrels per day in 2020. Further, EIA projects fuel ethanol production will average 1.01 million barrels per day in 2021. Continued ethanol production capacity increases could also have a negative impact on the market price of ethanol, which could negatively affect our profitability.

Additionally, a decrease in exports could reduce demand for biofuel including the ethanol we produce. Annual U.S. fuel ethanol exports decreased by 9% in 2020, marking the second consecutive annual drop in U.S. fuel ethanol experts and the lowest level for such exports since 2015, according to the EIA. Exports of U.S. fuel ethanol to Brazil, the world’s second largest consumer of fuel ethanol, decreased significantly in 2020. All U.S. fuel ethanol exports to Brazil now face a 20% Brazilian tariff since a tariff-free fuel ethanol quote expired in December 2020. The new tariff will likely lower U.S. fuel ethanol export volumes to Brazil in the near term, according to the EIA. As a result, demand for biofuel, including our ethanol, could decrease.

Further, management believes that waivers of small refiner renewable volume obligations by the U.S. Environmental Protection Agency (“EPA”), as well as uncertainty regarding enforcement of the Renewable Fuel Standard , could contribute to negative or low margins.

Changes in the price for crude oil and unleaded gasoline could have a negative impact on the demand for gasoline and impact the market price of ethanol, which could adversely impact our profitability. According to the EIA August 2021 Short Term Energy Outlook, U.S. gasoline consumption is forecast to average 8.6 million barrels per day in 2021, up from 8.0 million barrels per day in 2020. Further, EIA forecasts U.S. gasoline consumption to average 9.0 million barrels per day in 2022.  U.S. regular gasoline retail prices averaged $3.14 per gallon  in July, the highest monthly average price since October 2014, according to the EIA, which noted that recent gasoline price increases reflect rising crude oil prices and rising wholesale gasoline margins, amid relatively low gasoline inventories. EIA projects that U.S. regular gasoline prices will average $3.12 per gallon in August before falling to $2.82 per gallon in the fourth quarter of 2021.

In addition, EIA forecasts moderate declines in the prices for crude oil, projecting Brent crude oil prices to decline from an average of $75 a barrel in July to an average of $72 per barrel in August through November. In 2022, EIA projects Brent crude prices to decrease to an average of $66 per barrel, due to supply growth as a result of increased international and domestic production. Decreases in the price for crude oil generally have a negative impact on the demand for ethanol.

Given the inherent volatility in ethanol, distillers’ grains, non-food grade corn oil, grain and natural gas prices, we cannot predict the likelihood that the spread between ethanol, distillers’ grains, non-food grade corn oil, and grain prices in future periods will be consistent compared to historical periods.

Impact of COVID-19 on the Company

Operations

The Company, and the ethanol industry as a whole, experienced significant adverse conditions throughout 2020, and into 2021 as the COVID-19 pandemic substantially reduced vehicle travel and thereby reduced demand for transportation fuel, including the ethanol we produce. Reduced demand and high industry inventory levels resulted in record low ethanol prices in the spring of 2020. As a result, we experienced negative operating margins, significantly lower cash flow from operations and substantial net losses. In response to these adverse market conditions, the Company idled its ethanol production from on or about March 30, 2020 through approximately May 31, 2020. Fuel prices generally, and ethanol prices specifically, have rebounded since the spring of 2020 and remained steady during the three months ended July 31, 2021. However, the spread of new coronavirus variants may result in new waves COVID-19 infections, which could reduce vehicle travel and thereby reduce the demand for transportation fuel, including the ethanol we produce. The Company continues to monitor COVID-19 developments to determine if adjustments to production are warranted.

Employees

The Company has enacted appropriate safety measures to protect the health and safety of our employees, customers, partners and suppliers, and we may take further actions as government authorities require or recommend or as we determine to be in the best interests of our employees, customers, partners and suppliers.

Management believes that various factors, including unemployment benefits offered in response to the COVID-19 pandemic, have contributed to labor shortages. While we currently have sufficient employees to operate our production facility, it is possible that a shortage of qualified, available workers could result in higher labor costs and could negatively affect our ability to efficiently operate our production facilities.

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

GFE received a second Paycheck Protection Program loan in February 2021 the amount of $703,900, which was forgiven in full in July 2021.  HLBE received a second Paycheck Protection Program loan in February 2021 in the amount of $595,693, which was forgiven in full in August 2021.

Outlook

During the three months ended July 31, 2021, the Company experienced improved market conditions as the adverse effects of the COVID-19 pandemic subsided and demand for transportation fuel remained strong. As a result, the Company experienced improved profitability in the recent three-month period. However, the pandemic is ongoing and various dynamic factors, including the spread of new coronavirus variants, make it difficult to forecast the long-term effects of the pandemic on our industry as a whole and our Company specifically.

It is possible that even after the pandemic subsides, there will be permanent changes to social and economic patterns that will reduce demand for ethanol. For example, increased adoption of “work from home” policies or tele-commuting, and the use virtual meetings in place of in-person meetings, may permanently reduce business travel and thereby reduce the demand for transportation fuel, including the ethanol we produce.

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

Government Supports and Regulation

The Renewable Fuels Standard

The ethanol industry is dependent on several economic incentives to produce ethanol, the most significant of which is the federal Renewable Fuel Standard (“RFS”).  The RFS has been, and we expect will continue to be, a significant factor impacting ethanol usage.  Any adverse ruling on, or legislation affecting, the RFS could have an adverse impact on ethanol prices and our financial performance in the future.

The EPA enforces the RFS by establishing renewable volume obligations (“RVOs”), which require a certain number gallons of different types of renewable fuels, including corn-based ethanol, to be blended with gasoline in the U.S. by refineries, blenders, distributors, and importers. Changes to the RVO levels have a significant impact on the demand for ethanol.  As of August 2021, the EPA had not yet released RVO requirements for 2021. Industry observers have reported that the EPA is expected to propose a decrease in RVO levels in 2021, compared to the previous year, and a slight increase in 2022 RVO levels. A decrease in RVO levels is generally correlated with a decrease in demand for renewable fuels, including the ethanol we produce.

Under the RFS, small refineries may petition for and be granted temporary exemptions from the RVOs if they can demonstrate that compliance with the RVOs would cause disproportionate economic hardship. The EPA has recently granted a number of these small refinery exemptions, whereby such refiners were alleviated of their responsibility to supply RINS for their obligated volumes based upon the grounds of economic hardship. Such exemptions decrease the amount of renewable fuel that must be blended into gasoline supplies and thereby reduce demand for renewable fuel, including the ethanol we produce.

On June 25, 2021, the U.S. Supreme Court provided a significant setback for the ethanol industry, issuing a ruling that will make it easier for small refineries to secure exemptions from the RVOs. The case was brought by a coalition of farm and ethanol groups, which challenged the hardship exemption claimed by certain small refineries. In its decision, the U.S. Supreme Court ruled against the farm and ethanol coalition, holding that small refineries could apply for an extension to their hardship exemptions from the RFS’ blending requirements, even if such refineries’ exemptions had previously lapsed. The ruling overturned a 2020 decision from the United States Court of Appeals for the Tenth Circuit. The Supreme Court’s decision is expected to lead to more small refinery exemptions in the near future and thereby decrease demand for renewable fuels, including the ethanol we produce.

Additional legal actions related to the RFS are underway. These include lawsuits challenging fuel volume waivers based on “inadequate domestic supply,” challenging the EPA’s lower threshold for granting small refinery exemptions, seeking broader, forward-looking remedy to account for the collective lost volumes caused by recent small refinery exemptions, alleging that the EPA and U.S. Department of Energy have improperly denied access to public records request by RFA, and challenging the Final 2019 Rule over the EPA’s failure to address small refinery exemptions in the rulemaking. If these legal actions, which generally seek to require the EPA to enforce the renewable fuel blending requirements of the RFS, are unsuccessful, there may negative impacts on the ethanol industry and our financial performance.

Refineries and other entities subject to the RFS use renewable identification numbers (“RINs”) to show compliance with RVOs.  RINs are attached to renewable fuels by producers and detached when the renewable fuel is blended with transportation fuel or traded in the open market.  The market price of detached RINs affects the price of ethanol and influences the purchasing decisions by obligated parties.

During the three month period ended July 31, 2021, the prices of RIN credits — the compliance mechanisms for the RFS — sharply increased, rising to the highest levels ever in the 13-year history of the RFS program. As of May 28, 2021, corn fuel ethanol D6 RIN prices had increased by 129% since the beginning of the year, according to the EIA. Increases in RIN prices can encourage increased biofuel consumption. The increase in RIN prices was due, in part, to elevated prices of agricultural feedstocks, such as corn, which are used as an input in biofuels, including the ethanol we produce. In August 2021, RIN prices decreased dramatically following the publication of reports indicating the EPA would lower the 2021 RVO blending mandates below the 2021 levels. Further decreases in the prices of RINs may result in reduced demand for renewable fuels, including the ethanol we produce.

COVID-19 Legislation

In response to the COVID-19 pandemic, Congress passed the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) in March 2020 in an attempt to offset some of the economic damage arising from the COVID-19 pandemic. The CARES Act created and funded multiple programs that have impacted or could impact our industry. The USDA was given additional resources for the Commodity Credit Corporation (“CCC”), which it is using to provide direct payments to farmers, including corn farmers from whom we purchase most of our feedstock for ethanol production. Similar to the trade aid payments made by the USDA over the past two years, this cash injection for farmers could cause them to delay marketing decisions and increase the price we have to pay to purchase the corn.

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

On December 27, 2020, the federal government enacted Consolidated Appropriations Act, 2021, a second COVID-19 relief package. Among other things, the legislation authorized additional PPP loans.  In February 2021, GFE received a second Paycheck Protection Program loan in the amount of $703,900, which was forgiven in full in July 2021, and HLBE received a second Paycheck Protection Program loan in the amount of $595,693, which was forgiven in full in August 2021.

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

Infrastructure Legislation

On August 10, 2021, the U.S. Senate passed a $1 trillion infrastructure bill, which includes funding for various transportation and utility infrastructure projects. The infrastructure legislation includes various appropriations that could affect the ethanol industry as a whole and our Company specifically. The bill would provide funding for roads, bridges, and other transportation infrastructure, which could increase demand for travel, and thereby increase demand for transportation fuel, including the ethanol we produce. However, the infrastructure bill also includes funding for electric vehicle charging stations, which could increase the adoption of electric vehicles and thereby reduce demand for transportation fuel, including the ethanol we produce. Moreover, the infrastructure bill has been criticized by ethanol industry leaders for failing to provide supports for the ethanol industry. For example, the bill does not provide incentives for retailers to sell E15 and E85 gasoline; nor does it provide incentives for automakers to produce flexible fuel vehicles. Additionally, Management believes the legislation could contribute to inflation, including increases in the costs of labor and the raw materials we require to produce ethanol, and thus could negatively affect our operating margins.

Results of Operations for the Three Months Ended July 31, 2021 and 2020

The following table shows summary information from the results of our operations and the approximate percentage of revenues, costs of goods sold, operating expenses and other items to total revenues in our unaudited condensed consolidated statements of operations for the three months ended July 31, 2021 and 2020 (amounts in thousands).

	Three Months Ended July 31,
	2021		2020
	(unaudited)		(unaudited)
Statement of Operations Data	Amount	%	Amount	%
Revenues	$89,259	100.0%	$34,132	100.0%
Cost of Goods Sold	79,352	88.9%	34,427	100.9%
Gross Profit (Loss)	9,907	11.1%	(295)	(0.9)%
Operating Expenses	1,941	2.2%	1,484	4.3%
Operating Income (Loss)	7,966	8.9%	(1,779)	(5.2)%
Other Income, net	906	1.0%	469	1.4%
Net Income (Loss)	8,872	9.9%	(1,310)	(3.8)%
Less: Net (Income) Loss Attributable to Non-controlling Interest	(2,289)	(2.6)%	2,028	5.9%
Net Income Attributable to Granite Falls Energy, LLC	$6,583	7.3%	$718	2.1%

Revenues

Our consolidated revenue is derived principally from sales of our three primary products: ethanol, distillers’ grains and corn oil. Revenues from these products represented approximately 99.4% of our total revenues for the three months ended July 31, 2021 and 2020. The remaining approximately 0.6% is attributable to miscellaneous other revenue for the three months ended July 31, 2021 and 2020, and is made up of incidental sales of corn syrup at HLBE’s plant and revenues from natural gas pipeline operations at Agrinatural, net of intercompany eliminations for distribution fees paid by HLBE to Agrinatural for natural gas transportation services.

The following table shows the sources of our consolidated revenue and the approximate percentage of revenues from those sources to total revenues in our condensed consolidated unaudited statements of operations for the three months ended July 31, 2021:

	Three Months Ended July 31, 2021
	Sales Revenue	% of Total Revenues
Revenue Sources	(in thousands)
Ethanol sales	$69,911	78.3%
Distillers' grains sales	14,001	15.7%
Corn oil sales	4,817	5.4%
Miscellaneous other	530	0.6%
Total Revenues	$89,259	100.0%

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

Our total consolidated revenues increased by approximately 161.3% for the three months ended July 31, 2021, as compared to the three months ended July 31, 2020.  This increase in revenue was due to increases in both the quantities sold of and the average price received for our three primary products. In the three months ended July 31, 2021, the quantities of ethanol, distillers grains, and corn oil we sold increased approximately 27.6%, 64.8%, and 68.9% respectively, and the average net price we received for ethanol, distillers grains, and corn oil increased approximately 98.6%, 69.2%, and 115.7% respectively, compared to the three months ended July 31, 2020. The following table reflects quantities of our three primary products sold and the average net prices received for the three months ended July 31, 2021 and 2020:

	Three Months Ended July 31, 2021		Three Months Ended July 31, 2020
	Quantity Sold	Avg. Net Price	Quantity Sold	Avg. Net Price
Product	(in thousands)		(in thousands)
Ethanol (gallons)	29,741	$2.35	23,315	$1.18
Distillers' grains (tons)	72	$194.30	44	$114.82
Corn oil (pounds)	9,126	$0.53	5,403	$0.24

Ethanol

Total revenues from sales of ethanol increased by approximately 153.4% for the three months ended July 31, 2021 compared to the same period a year earlier due to an approximately 27.6% increase in the number of gallons of ethanol sold and an approximately 98.6% increase in the price received for ethanol. The increase in volume sold was attributable to increased production at both plants during the three months ended July 31, 2021, compared to the same period in 2020, when both plants were idled for periods due to the COVID-19 pandemic. The increase in the price of ethanol was due primarily to the rebound in the overall economy and the increase in demand for transportation fuel as compared to the three month period ended July 31, 2020, when the effects of the COVID-19 pandemic significantly limited vehicle travel.

Our ethanol derivative instruments did not result in a gain or loss during the three months ended July 31, 2021.  Comparatively, our derivative positions resulted in a loss of approximately $73,000 during the three months ended July 31, 2020.

At July 31, 2021, GFE had fixed and basis contracts to sell approximately $24,331,000 of ethanol for various delivery periods through December 2021, which approximates 43% of its anticipated ethanol sales for this that period. At July 31, 2021, HLBE had fixed and basis contracts to sell approximately $22,621,000 of ethanol for various delivery periods through December 2021, which approximates 42% of its anticipated ethanol sales for that period.

Distillers' Grains

Total revenues from sales of distillers’ grains increased by approximately 178.8% for the three months ended July 31, 2021, compared to the same period a year earlier, due to an approximately 64.8% increase in the volume of distillers’ grains sold coupled with an approximately 69.2% increase in the average price received per ton of distillers’ grain sold. The increase in volume of distillers’ grain sold was attributable to increased production, and the increase in the price received was due to the improvement of the overall economy and an increase in demand for livestock feed.

At July 31, 2021, GFE had forward contracts to sell approximately $889,000 of distillers’ grains for various delivery periods through August 2021, which approximates 33% of its anticipated distillers’ grain sales for this that period. At July 31, 2021, HLBE had forward contracts to sell approximately $1,262,000 of distillers’ grain for various delivery periods through September 2021, which approximates 46% of its anticipated distillers’ grain sales for that period.

Corn Oil

Total revenues from sales of corn oil increased by approximately 264.4% for the three months ended July 31, 2021 compared to the same period a year earlier due primarily to an approximately 115.7% increase in the average price per pound we received for our corn oil from period to period coupled with an approximately 68.9% increase in pounds sold from period to period. The increase in pounds of corn oil sold was primarily attributable to an increase in production. The increase in the price received for corn oil was primarily attributable to increased demand for biodiesel.

Although management believes that corn oil prices will remain relatively steady, prices may decrease if there is an oversupply of corn oil production resulting from increased production rates at ethanol plants or if biodiesel producers begin to utilize lower-priced alternatives such as soybean oil or if the biodiesel blenders’ tax credit is not renewed and biodiesel production declines.

At July 31, 2021, GFE had forward contracts to sell approximately $702,000 of corn oil for delivery through August 2021, which approximates 70% of its anticipated corn oil sales for that period. At July 31, 2021, HLBE had forward contracts to sell approximately $900,000 of corn oil for delivery through August 2021, which approximates 84% of its anticipated corn oil sales for that period.

Cost of Goods Sold

Our cost of goods sold increased by approximately 130.5% for the three months ended July 31, 2021, as compared to the three months ended July 31, 2020. The increase in costs of goods sold was primarily attributable to an increase in production, as we idled our plant in response to the economic effects of the COVID-19 pandemic during a portion of the three months ended July 31, 2020. Our cost of goods sold totaled approximately 88.9% of our revenue for the three months ended July 31, 2021, which was a decrease from 100.9% for the same period a year earlier. Approximately 90% of our total costs of goods sold is attributable to our ethanol production. Thus, the cost of goods sold per gallon of ethanol sold for the three months ended July 31, 2021, and 2020 was approximately $2.40 and $1.33 per gallon, respectively.

The following table shows the costs of corn and natural gas (our two largest single components of costs of goods sold), as well as all other components of cost of goods sold, which includes processing ingredients, electricity, and wages, salaries and benefits of production personnel, and the approximate percentage of costs of those components to total costs of goods sold in our unaudited condensed consolidated statements of operations for the three months ended July 31, 2021:

	Three Months Ended July 31, 2021
	Cost	% of Cost of Goods Sold
	(in thousands)
Corn costs	$66,374	83.6%
Natural gas costs	2,907	3.7%
All other components of costs of goods sold	10,071	12.7%
Total Cost of Goods Sold	$79,352	100.0%

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

Corn

Our aggregate cost of corn was approximately 211.9% more for the three months ended July 31, 2021 compared to the same period of a year earlier due to an approximately 96.3% increase in the average price per bushel paid for corn, coupled with an approximately 58.9% increase in the number of bushels processed from period to period. The corn-ethanol price spread (the difference between the price per gallon of ethanol and the price per bushel of grain divided by 2.8) for the three months ended July 31, 2021 was approximately $0.10 higher than the corn-ethanol price spread we experienced for same period ended July 31, 2020.

At July 31, 2021, GFE had cash and basis contracts for forward corn purchase commitments for approximately 4,089,000 bushels for deliveries through December 2022.  At July 31, 2021, HLBE had cash and basis contracts for forward corn purchase commitments for approximately 4,026,000 bushels for deliveries through October 2022.

Our corn derivative positions resulted in a loss of approximately $892,000 for the three months ended July 31, 2021, and a loss of approximately $297,000 for the three months ended July 31, 2020.  We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn in cost of goods sold as the changes occur. As corn prices fluctuate, the value of our derivative instruments is impacted, which affects our financial performance. We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.

Natural Gas

Our cost of goods sold related to natural gas costs increased approximately 100.5% for the three months ended July 31, 2021, as compared to the three months ended July 31, 2020.  Management attributes this increase to an increase in production and a moderate increase in natural gas prices due to increased demand for natural gas as a result of improved economic conditions.

Other Components of Costs of Goods Sold

Our costs of goods sold related to all other components decreased approximately 13.9% for the three months ended July 31, 2021, compared to the same period ending July 31, 2020. Management attributes the decrease in costs of goods sold related to all other components to the fact that projects and repairs were conducted at the HLBE plant while the plant was idled in 2020.

Operating Expenses

Operating expenses include wages, salaries, and benefits of administrative employees at the plant, insurance, professional fees, property taxes, and similar costs. Our operating expenses increased by approximately 30.8% for the three months ended July 31, 2021, compared to the same period ended 2020 due primarily to increased wages, salaries, and professional fees.

Operating Income (Loss)

We recorded operating income of approximately $8.0 million in the three months ended July 31, 2021, an increase of approximately $9.8 million from the same period ended July 31, 2020, when we recorded an operating loss of approximately $1.8 million. This increase in operating income was attributable to an increase in production and an increase in the price received for our three primary products.

Other Income, Net

We had net other income of approximately $906,000 and approximately $469,000 for the three months ended July 31, 2021, and 2020, respectively. This increase in net other income resulted primarily from an increase in patronage income in the three-month period ended July 31, 2021 and forgiveness of Paycheck Protection Program loans.

Results of Operations for the Nine Months Ended July 31, 2021 and 2020

The following table shows summary information from the results of our operations and the approximate percentage of revenues, costs of goods sold, operating expenses and other items to total revenues in our unaudited condensed consolidated statements of operations for the nine months ended July 31, 2021 and 2020 (amounts in thousands).

	Nine Months Ended July 31,
	2021		2020
	(unaudited)		(unaudited)
Statement of Operations Data	Amount	%	Amount	%
Revenue	$212,698	100.0%	$120,595	100.0%
Cost of Goods Sold	197,208	92.7%	134,379	111.4%
Gross Profit (Loss)	15,490	7.3%	(13,784)	(11.4)%
Operating Expenses	5,938	2.8%	5,167	4.3%
Operating Income (Loss)	9,552	4.5%	(18,951)	(15.7)%
Other Income (Expense), net	3,488	1.6%	(88)	(0.1)%
Net Income (Loss)	13,040	6.1%	(19,039)	(15.8)%
Less: Net (Income) Loss Attributable to Non-controlling Interest	(1,572)	(0.7)%	6,373	5.3%
Net Income (Loss) Attributable to Granite Falls Energy, LLC	$11,468	5.4%	$(12,666)	(10.5)%

Revenues

Revenues from our three primary products: ethanol, distillers’ grains and corn oil, represented approximately 99.2% and 98.7% of our total consolidated revenues for the nine months ended July 31, 2021 and 2020, respectively.  Miscellaneous other revenues attributable to incidental sales of corn syrup and Agrinatural revenues (net of eliminations) represented 0.8% and 1.3% of our consolidated revenues for the nine months ended July 31, 2021 and 2020, respectively.

The following table shows the sources of our consolidated revenue and the approximate percentage of revenues from those sources to total revenues in our unaudited condensed consolidated statements of operations for the nine months ended July 31, 2021:

	Nine Months Ended July 31, 2021
Revenue Sources	Sales Revenue	% of Total Revenues
Ethanol sales	$163,826	77.0%
Distillers' grains sales	35,738	16.8%
Corn oil sales	11,344	5.4%
Miscellaneous other	1,790	0.8%
Total Revenues	$212,698	100.0%

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

Our total consolidated revenues increased by approximately 76.4% for the nine months ended July 31, 2021, as compared to same period of 2020, due to an increase in quantities sold of  and prices received for each of our three principal products, distillers’ grains and corn oil. The following table reflects quantities of our three primary products sold and the average net prices received for the nine months ended July 31, 2021 and 2020:

	Nine Months Ended July 31, 2021		Nine Months Ended July 31, 2020
Product	Quantity Sold (in thousands)	Avg. Net Price	Quantity Sold (in thousands)	Avg. Net Price
Ethanol (gallons)	91,211	$1.80	77,495	$1.19
Distillers' grains (tons)	217	$164.97	167	$132.33
Corn oil (pounds)	26,283	$0.43	19,741	$0.24

Ethanol

Total revenues from sales of ethanol increased by approximately 77.7% for the nine months ended July 31, 2021 compared to the same period of 2020 due to an approximately 51.3% increase in the average price per gallon we received, coupled with an approximately 17.7%  increase in the volume of ethanol sold. The increase in volume sold was attributable to increased production at both plants during the nine months ended July 31, 2021, compared to the same period in 2020, when both plants were idled for periods due to the COVID-19 pandemic.  The increase in the price of ethanol was due primarily to the rebound in the overall economy and increase in demand for transportation fuel as compared to the nine-month period in 2020, when the COVID-19 pandemic significantly reduced vehicle travel.

Our ethanol derivative instruments resulted in a gain of approximately $171,000 during the nine months ended July 31, 2021.  Comparatively, our derivative positions resulted in a loss of approximately $489,000 during the nine months ended July 31, 2020. Based on the lower of cost or net realizable value analysis, as a component of cost of goods sold, the Company recorded a loss on ethanol inventories of approximately $720,000 and $648,000 for the nine months ended July 31, 2021 and 2020, respectively.

Distillers' Grains

Total revenues from sales of distillers’ grains increased by approximately 62.1% for the nine months ended July 31, 2021 compared to the same period of 2020.  This increase is due to an approximately 30.1% increase in aggregate tons sold from period to period, coupled with an approximately 24.7% increase in the average price per ton we received. The increase in tons sold was attributable to an increase in production during the nine months ended July 31, 2021, compared to the same period in 2020, during some of which our plants were idled. The increase in the market price of distillers’ grains is due to increased demand for livestock feed.

Corn Oil

Total revenues from sales of corn oil increased by approximately 139.1% for the nine months ended July 31, 2021 compared to the nine months ended July 31, 2020 due to an approximately 33.1% increase in pounds sold from period to period and an approximately 79.6% increase in price per pound sold.  The increase in pounds of corn oil sold was primarily attributable to an increase in production. The increase in the price received for corn oil was primarily attributable to increased demand for biodiesel.

Although management believes that corn oil prices will remain relatively steady, prices may decrease if there is an oversupply of corn oil production resulting from increased production rates at ethanol plants or if biodiesel producers begin to utilize lower-priced alternatives such as soybean oil or if the biodiesel blenders’ tax credit is not renewed and biodiesel production declines.

Cost of Goods Sold

Our cost of goods sold increased by approximately 46.8% for the nine months ended July 31, 2021, as compared to the nine months ended July 31, 2020.  As a percentage of revenues, our cost of goods sold decreased to approximately 92.7% for the nine months ended July 31, 2021, as compared to approximately 111.4% for the same period in 2020 due to the improved margin between the price of ethanol and the price of corn from period to period.  The cost of goods sold per gallon of ethanol sold for the nine months ended July 31, 2021 and 2020 was approximately $1.95 and $1.56 per gallon, respectively.

The following table shows the costs of corn and natural gas (our two largest single components of costs of goods sold), as well as all other components of cost of goods sold, which includes processing ingredients, electricity, and wages, salaries and benefits of production personnel, and the approximate percentage of costs of those components to total costs of goods sold in our unaudited condensed consolidated statements of operations for the nine months ended July 31, 2021:

	Nine Months Ended July 31, 2021
	Cost	% of Cost of Goods Sold
	(in thousands)
Corn costs	$162,018	82.2%
Natural gas costs	8,840	4.5%
All other components of costs of goods sold	26,350	13.3%
Total Cost of Goods Sold	$197,208	100.0%

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

Corn

Our cost of goods sold related to corn was approximately 71.2% more for the nine months ended July 31, 2021 compared to the same period of 2020, due primarily to an approximately 38.9% increase in the average price per bushel paid for corn from period to period, coupled with an approximately 23.5% increase in the number of bushels of corn process. For the nine months ended July 31, 2021 and 2020, we processed approximately 31.5 million and 25.5 million bushels of corn, respectively.  The corn-ethanol price spread (the difference between the price per gallon of ethanol and the price per bushel of grain divided by 2.8) for the nine months ended July 31, 2021, was approximately $0.09 higher than the corn-ethanol price spread we experienced for same period of 2020, which means our ethanol was more profitable per-gallon than the in the 2021 period than the previous year. The increase was attributable to the increase in ethanol prices.

We had a loss related to corn derivative instruments of approximately $7.9 million for the nine months ended July 31, 2021, which increased our costs of goods sold. Comparatively, we had a loss related to corn derivative instruments of approximately $1.0 million for the nine months ended July 31, 2020, which increased our cost of goods sold. Based on the lower of cost or net realizable value analysis, as a component of cost of goods sold, the Company recorded a loss on corn inventories of approximately $0 and $184,000 for the nine months ended July 31, 2021 and 2020, respectively.  Management has evaluated the outstanding corn forward purchase contracts and its inventories using the lower of cost or net realizable value evaluation, similar to the method used on its inventory, and has determined no impairment loss existed for the Company’s forward corn purchase commitments as of July 31, 2021.

Natural Gas

Natural gas costs increased approximately 19.0% for the nine months ended July 31, 2021 as compared to the nine months ended July 31, 2020. The increase in natural gas costs was attributable to an increase in production and a brief spike in natural gas prices in February 2021 due to natural gas supply disruptions caused by severe weather events.

Operating Expenses

Operating expenses for the nine months ended July 31, 2021 increased approximately 14.9% compared to the nine months ended July 31, 2020 due primarily to increases in insurance costs and professional fees.  As a percentage of total revenues, operating expenses decreased to approximately 2.8% for the nine months ended July 31, 2021 from 4.3% for the nine months ended July 31, 2020.

Operating Income (Loss)

We recorded operating income of approximately $9.6 million in the nine months ended July 31, 2021, an increase of approximately $28.5 million from the nine months ended July 31, 2020, when we recorded an operating loss of approximately $19.0 million. This increase in operating income was attributable to an increase in production and an increase in the price received for our three primary products.

Other Income (Expense), Net

We had net other income of approximately $3.5 million in the nine months ended July 31, 2021, an increase of approximately $3.6 million from the same period ended July 31, 2020, when we had other net expense of approximately $88,000. This increase in net other income resulted primarily from an increase in patronage income in the nine-month period ended July 31, 2021 and forgiveness of Paycheck Protection Program loans.

Changes in Financial Condition at July 31, 2021 and October 31, 2020

The following table highlights our financial condition at July 31, 2021 and October 31, 2020 (amounts in thousands):

	July 31, 2021	October 31, 2020
	(unaudited)
Current Assets	$36,850	$31,715
Total Assets	$116,009	$116,198
Current Liabilities	$19,608	$31,252
Long-Term Debt, less current portion	$6,856	$5,876
Operating lease, long-term liabilities	$13,156	$15,755
Other Long-Term Liabilities	$1,456	$1,422
Members' Equity attributable to Granite Falls Energy, LLC	$63,580	$52,112
Non-controlling Interest	$11,352	$9,780

Our total assets decreased approximately 0.2% during the nine months ended July 31, 2021. The decrease was attributable to decreases in cash, the value of property and equipment, and the value of our operating lease, which were partially offset by increases in inventory and accounts receivable.

Our current liabilities decreased approximately $11.6 million, or 37.3%, at July 31, 2021, compared to October 31, 2020, due primarily to decreases in current maturities of long-term debt of approximately $11.0 million, which occurred because certain HLBE debt, which had been classified as current as of October 31, 2020 due to loan covenant violations by HLBE, was classified as long-term debt as of July 31, 2021 because HLBE was in compliance with its loan covenants as of that date.

Our long-term debt, less current portion, increased approximately $980,000 at July 31, 2021, compared to October 31, 2020, due to net repayments on long-term debt and the Paycheck Protection Program loan forgiveness during the nine months ended July 31, 2021.

Members’ equity attributable to Granite Falls Energy, LLC at July 31, 2021, compared to October 31, 2020 increased by approximately $11.5 million. The increase was due to our approximately $11.5 million net income attributable to GFE during the nine months ended July 31, 2021.

Non-controlling interest totaled approximately $11.4 million and $9.8 million at July 31, 2021, and October 31, 2020, respectively.  This increase was a result of net income attributable to non-controlling interest in the 2021 period.

Liquidity and Capital Resources

Our principal sources of liquidity consist of cash provided by operations, cash, and available borrowings under our credit facilities. In late fiscal year 2020 and early fiscal year 2021, HLBE suffered recurring operating and cash flow losses related to adverse market conditions and operating performance, which resulted in violation of certain debt covenants as of October 31, 2020, and January 31, 2021, for which HLBE obtained waivers from its lender. HLBE was in compliance with its debt covenants on July 31, 2021. However, HLBE’s failure to comply with the protective loan covenants or maintain the required financial ratios in the future may cause acceleration of the outstanding principal balances of certain loans and/or the imposition of fees, charges, or penalties. Should we experience unfavorable operating conditions in the future, we may have to secure additional debt or equity sources for working capital or other purposes, or we may be required to idle ethanol production.

Improved market conditions and the replacement of HLBE’s boiler, which has improved the operating performance of HLBE’s plant, have resulted in net income for the Company in the three and nine months ended July 31, 2021. We expect to have sufficient cash on hand and availability on our credit facilities and other loans to fund our operations and commitments for at least the next twelve months from the issuance date of these unaudited consolidated financial statements. However, should unfavorable operating conditions continue in the ethanol industry that prevent us from profitably operating our plant, we may need to seek additional debt or equity funding or further idle ethanol production altogether.

Cash Flows

The following table shows our cash flows for the nine months ended July 31, 2021 and 2020 (amounts in thousands):

	2021	2020
	(unaudited)	(unaudited)
Net cash provided by (used in) operating activities	$4,827	$(8,520)
Net cash used in investing activities	$(4,116)	$(2,252)
Net cash provided by (used in) financing activities	$(7,924)	$4,286
Net decrease in cash and restricted cash	$(7,213)	$(6,486)

Operating Cash Flows

During the nine months ended July 31, 2021, we received approximately $13.3 million more cash from operating activities compared to the same period ending July 31, 2020, due in part to an increase in net income from operating activities.

Investing Cash Flows

Cash used in investing activities was approximately $1.9 million more for the nine months ended July 31, 2021, compared to the same period a year earlier, due to an increase in capital expenditures during the 2021 period related primarily to the replacement of HLBE’s boiler.

Financing Cash Flows

During the nine months ended July 31, 2021, we used approximately $12.2 million more cash in financing activities than during the nine month period ended July 31, 2020. We made net repayments on long-term debt of $8.0 million, including proceeds of our SBA Paycheck Protection Program loans, for the nine months ended July 31, 2021, while we borrowed approximately $5.6 million from long-term debt, net of repayments, including proceeds of our SBA Paycheck Protection Program loans, during the comparable prior period.

Indebtedness

As of July 31, 2021 GFE had indebtedness consisting of the following loans and agreements: a Revolving Term Loan, the Project Hawkeye Loan, and an SBA Paycheck Protection Program Loan. As of July 31, 2021 HLBE had indebtedness consisting of the following loans and agreements: a Revolving Term Loan, a Single Advance Term Loan, a Short Term Revolving Promissory Note, and a SBA Paycheck Protection Program Loan. Please refer to PART I - Item 1 - Financial Statements, Note 7 - Debt Facilities for additional details.

In addition, in December 2020, HLBE entered into a negotiable promissory note with GFE with a $5,000,000 principal commitment. Interest on the loan accrues at a variable weekly rate equal to the higher of 1.00% or the One-Month LIBOR Index rate, plus 3.35%, which totaled 3.44% at July 31, 2021. The note was due on demand, and accrued interest must be paid in full the first business day of each month. The note is unsecured and may be prepaid at any time without penalty.  In January 2021, we borrowed the $5,000,000 on the promissory note, which was classified as a current liability. In February 2021, GFE agreed to modify the promissory note to remove the due on demand feature, instead agreeing that GFE will not require any principal repayment on the loan until March 2023.  However, should there be future violations of the Credit Facility loan covenants, those violations would also be considered a default on this promissory note.  This related party promissory note with GFE is eliminated upon consolidation on the condensed consolidated balance sheet.

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

At July 31, 2021, our critical accounting estimates continue to include those described in our annual report on Form 10-K for the fiscal year ended October 31, 2020. Management has not changed the method of calculating and using estimates and assumptions in preparing our condensed consolidated unaudited financial statements in accordance with generally accepted accounting principles in the United States of America.

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

Effectiveness of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and General Manager (the principal executive officer), Jeffrey Oestmann, along with our Chief Financial Officer (the principal financial officer), Stacie Schuler, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2021. Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended July 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

From time to time in the ordinary course of business, Granite Falls Energy, LLC and Heron Lake BioEnergy, LLC may be named as a defendant in legal proceedings related to various issues, including workers’ compensation claims, tort claims, or contractual disputes. We are not currently involved in any material legal proceedings.

Item 1A. Risk Factors

The risk factors below should be read in conjunction with the risk factors previously discussed in Item 1A of our Form 10-K for the fiscal year ended October 31, 2020, Item 1A of our Form 10-Q for the three months ended January 31, 2021 and April 30, 2021. Additional risks and uncertainties, including risks and uncertainties not presently known to us, or that we currently deem immaterial, could also have an adverse effect on our business, financial condition and/or results of operations.

The spread of coronavirus variants and the continued prevalence of COVID-19 infections may result in decreased demand for our ethanol and could negatively affect our profitability.

While the COVID-19 infections generally decreased during the first half of 2021, new variants of the coronavirus that causes COVID-19, including the Delta variant, have resulted in increased infections. The rise in COVID-19 infections and the spread of new variants may result in government policies and consumer behaviors that reduce demand for travel and thereby reduce the demand for transportation fuel, including the ethanol we produce. If demand for transportation fuel decreases, the Company expects the price of ethanol we sell to decrease, which could result in tight or negative operating margins.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

None.

Item 5.   Other Information

None.

Item 6.   Exhibits.

(a)	The following exhibits are included in this report.

Exhibit No.	Exhibit

10.1	Letter of Employment between Jeffrey Oestmann and Granite Falls Energy, LLC, dated May 20, 2021*

31.1	Certification of Chief Executive Officer pursuant to 17 CFR 240.13a-14(a)**

31.2	Certification of Chief Financial Officer pursuant to 17 CFR 240.13a-14(a)**

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350**
101

The following financial information from Granite Falls Ethanol, LLC's Quarterly Report on Form 10-Q for the three and nine months ended July 31, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at July 31, 2021 and October 31, 2020; (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended July 31, 2021 and 2020; (iii) the Condensed Consolidated Statements of Changes in Members’ Equity for the three and nine months ended July 31, 2021 and 2020; (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended July 31, 2021 and 2020; and (iv) Notes to Condensed Consolidated Unaudited Financial Statements.**

104	Cover Page Interactive Data File (formatted in Inline XBRL and included as Exhibit 101).**

* Incorporated by reference to the Company’s Form 8-K filed with the SEC May 25, 2021.

**   Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANITE FALLS ENERGY, LLC

Date: September 14, 2021	/s/ Jeffrey Oestmann
Jeffrey Oestmann
Chief Executive Officer

/s/ Stacie Schuler
Date: September 14, 2021	Stacie Schuler
Chief Financial Officer