Form 10-K
period 2021-10-31
Granite Falls Energy, LLC
filed 2022-01-31
CIK 1181749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended October 31, 2021

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

Large Accelerated Filer ◻	Accelerated Filer ◻
Non-Accelerated Filer ⌧	Smaller Reporting Company ☒
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes    ⌧  No

The aggregate market value of the 20,059 membership units held by non-affiliates of the registrant (computed by reference to the most recent sale price of $1,350 per unit of membership units) was $27,079,650 as of April 30, 2021. The membership units are not listed on an exchange or otherwise publicly traded. Additionally, the membership units are subject to significant restrictions on transfer under the registrant’s operating and member control agreement. The value of the membership units for this purpose has been based solely upon the initial offering price of the membership units. In determining this value, the registrant has assumed that all of its governors, chief executive officer, chief financial officer and beneficial owners of 5% or more of its outstanding membership units are affiliates, but this assumption shall not apply to or be conclusive for any other purpose.

As of January 31, 2022, there were 30,606 membership units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant has incorporated by reference into Part III of this Annual Report on Form 10-K portions of its definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Annual Report (October 31, 2021). This proxy statement is referred to in this report as the 2022 Proxy Statement.

CAUTION REGARDING FORWARD LOOKING STATEMENTS

This annual report contains historical information, as well as forward-looking statements regarding our business, financial condition, results of operations, performance and prospects. All statements that are not historical or current facts are forward-looking statements and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks and relate to future events, our future financial performance, or our expected future operations and actions. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “intend,” “could,” “hope,” “predict,” “target,” “potential,” or “continue” or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions based on current information and involve numerous assumptions, risks and uncertainties, including, but not limited to the following:

●	Fluctuations in the prices of grain, utilities and ethanol, which are affected by various factors including weather, production levels, supply, demand, and availability of production inputs;
●	Changes in the availability and price of corn and natural gas;
●	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;
●	Fluctuations in the price of crude oil and gasoline;
●	Ethanol may trade at a premium to gasoline at times, causing a disincentive for discretionary blending of ethanol beyond the requirements of the federal Renewable Fuel Standard (“RFS”) and resulting in a negative impact on ethanol prices and demand;
●	Changes in federal and/or state laws and environmental regulations including elimination, waiver or reduction of the RFS, may have an adverse effect on our business;
●	Any impairment of the transportation, storage and blending infrastructure that prevents ethanol from reaching markets;
●	Changes in fuel consumption due to decreased vehicle travel as a result of the COVID-19 or other factors.
●	Challenges created by the COVID-19 pandemic, including increased production costs, market barriers, and decreased demand for fuel.
●	Any effect on prices of distillers’ grains and ethanol resulting from actions in international markets;
●	Changes in our business strategy, capital improvements or development plans;
●	The effect of our risk mitigation strategies and hedging activities on our financial performance and cash flows;
●	Alternative fuel additives may be developed that are superior to, or cheaper than ethanol;
●	Changes or advances in plant production capacity or technical difficulties in operating our plants;
●	Our ability to profitably operate our ethanol plants and maintain positive margins and generate free cash flow, which may impact our ability to meet current obligations, invest in our business, service our debt and satisfy the financial covenants contained in our credit agreement with our lender;
●	Changes in interest rates or the lack of credit availability;
●	Our ability to make distributions in light of financial covenants in our credit facility;
●	Our ability to retain key employees and maintain labor relations;
●	The supply of ethanol rail cars in the market has fluctuated in recent years and may affect our ability to obtain new tanker cars or negotiate new leases at a reasonable fee when our current leases expire;
●	Any delays in shipping our products by rail and corresponding decreases in our sales or production as a result of shipping delay and ethanol storage constraints;
●	Our units are subject to a number of transfer restrictions, no public market exists for our units, and we do not expect one to develop.

Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons listed above.  We undertake no duty to update these forward-looking statements, even though our situation may change in the future.  We cannot guarantee future results, levels of activity, performance or achievements.  We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report.  You should read this report and the documents that we reference in this report and have filed as exhibits, completely and with the understanding that our actual future results may be materially different from what we currently expect.  We qualify all of our forward-looking statements with these cautionary statements. Unless otherwise stated, references in this report to particular years or quarters refer to our fiscal years ended October 31 and the associated quarters of those fiscal years.

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

Heron Lake BioEnergy, LLC (“Heron Lake BioEnergy” or “HLBE”), which owns an ethanol plant located near Heron Lake, Minnesota, is a wholly owned subsidiary of GFE. In July 2013, we acquired controlling interest in HLBE through our wholly owned subsidiary Project Viking, L.L.C (“Project Viking”). Prior to September 29, 2021, GFE held a 50.7% ownership interest in HLBE. On September 29, 2021, we completed a merger in which we acquired the remaining non-controlling interest of HLBE for $14,000,000. As a result of the merger, GFE and Project Viking own 100% of HLBE’s issued and outstanding membership units. The merger is further described in the section captioned “Merger with HLBE.”

Appointment of Jeffrey Oestmann as CEO

We appointed Jeffrey Oestmann, to serve as CEO, effective May 26, 2021. Oestmann has worked in the agriculture and bio-fuel sectors for approximately 27 years, most recently serving as head of bio-fuel operations for Syngenta, an agricultural science and technology company.  Oestmann replaced Steve Christensen, who resigned as CEO of the Company effective May 26, 2021, pursuant to a separation agreement dated February 17, 2021.  Oestmann serves as the CEO of both GFE and its wholly owned subsidiary HLBE. Additional information regarding Oestmann’s employment agreement and Christensen’s separation agreement are available in GFE’s Form 8-K filed with the SEC May 25, 2021, which is incorporated herein by reference.

Merger with HLBE

On September 29, 2021, we completed a transaction, in which GFE acquired the remaining non-controlling interest of HLBE. The structure of the transaction was a merger, in which Granite Heron Merger Sub, LLC, a wholly owned subsidiary of GFE (“Merger Sub”), merged with and into HLBE, with HLBE emerging from the transaction as the surviving entity and as a wholly owned subsidiary of GFE (the “Merger”).  Prior to the Merger, GFE directly and indirectly owned approximately 50.7% of HLBE’s issued and outstanding units. The balance of HLBE’s units  were owned by approximately 1,200 investors. GFE paid $14 million for the non-controlling interest, or approximately $0.36405 per unit. Additional information regarding the Merger is available in HLBE’s Definitive Proxy Statement filed with the SEC August 19, 2021, which is incorporated herein by reference.

To finance the Merger and consolidate certain existing debts, GFE on September 27, 2021, finalized loan documents for an amended credit facility (the “2021 Credit Facility”) with AgCountry Farm Credit Services, PCA, AgCountry Farm Credit Services, FLCA (“AgCountry”). CoBank FCB (“CoBank”) serves as AgCountry’s administrative agent for the 2021 Credit Facility.  The loan documents include an Amended and Restated Credit Agreement (the “Credit Agreement”), which amends and replaces the Company’s credit agreement with AgCountry dated September 27, 2018. The 2021 Credit Facility includes: the credit agreement, a $20 million revolving credit promissory note, a $500,000 amended and restated letter of credit promissory note, a $20 million amended and restated revolving term promissory note, a $25 million single advance term promissory note, and a $2.4 million single advance term promissory note.  Additional information regarding the 2021 Credit Facility is available in GFE’s Form 8-K filed with the SEC October 1, 2021, which is incorporated herein by reference, and in the section below titled “PART II - ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Credit Arrangements.”

The purpose of the Merger was to improve the financial stability of HLBE by allowing GFE to acquire HLBE’s non-controlling interest. In fiscal year 2020 and the first quarter of 2021, HLBE had experienced significant net losses due to several factors, including elevated corn prices, the breakdown of its ethanol plant boiler, and reduced demand for ethanol due to the COVID-19 pandemic.  Due to these net losses, HLBE violated certain loan covenants related to working capital and net worth ratio, for which the HLBE obtained waivers from its lender. HLBE was in violation of such loan covenants as of October 31, 2020, and January 31, 2021. As a result of these loan covenant violations, there was substantial doubt about HLBE’s ability to continue operating as a going concern. Additional loan covenant violations would have allowed HLBE’s lender to accelerate certain loans and designate a substantial portion of HLBE’s debt due and payable. If HLBE’s loans became due and payable, there was a substantial risk HLBE would have lacked the cash on hand, borrowing capacity, and cash flows to repay the debt, and if that had occurred, HLBE could have been forced to cease operations or seek bankruptcy protection. GFE believes the Merger reduces the risk of future loan covenant violations because GFE is expected to have sufficient working capital and net worth to remain in compliance with its loan covenants.

On September 23, 2021, HLBE held a special meeting of its members, at which a majority in interest of HLBE’s members and a majority in interest of the non-controlling interest voted to authorize the Merger. The Merger was effective as of September 29, 2021, upon the filing of Articles of Merger with the Minnesota Secretary of State.  HLBE is the surviving entity of the Merger.  Upon completion of the Merger, 100% of the membership interests in Merger Sub were converted into and became 100% of the membership interest in HLBE, as the surviving entity in the Merger.  As a result of the Merger, HLBE became a wholly owned subsidiary of GFE. GFE and Project Viking together own 100% of the HLBE’s issued and outstanding units.

Following the Merger, HLBE deregistered from the SEC and is no longer required to file annual, quarterly, or periodic reports with the SEC. By de-registering with the SEC, HLBE is expected to save approximately $300,000 in filing fees and regulatory costs on an annual basis. Upon completion of the Merger, each issued and outstanding unit of HLBE’s non-controlling interest was canceled and converted into the right to receive $0.36405 per unit. GFE has transferred $14 million to an exchange agent to hold in trust to be distributed pro-rata to the non-controlling interest unitholders.  The non-controlling interest unitholders no longer own any units of HLBE or any rights as a member of the HLBE.

As part of the Merger, GFE and HLBE agreed to release, acquit, and discharge each other and all related parties from all claims, including, all liabilities, obligations, claims, litigation, actions, causes of action, suits, proceedings, executions, judgments, demands, damages, losses, duties, debts, dues, accounts, fees, costs, expenses and penalties, and agree not to initiate, maintain, prosecute or continue to maintain or prosecute any action, suit or proceeding, or seek to enforce any right or claim against the other or its related parties.

We expect minimal changes, if any, to the operations of GFE and HLBE as a result of the Merger, as both companies are expected to maintain their same operations under the same management. HLBE, which had been managed by GFE’s executive officers pursuant to the Management Services Agreement, will continue to be managed by GFE’s executive officers.  As a result of the Merger, GFE’s Board of Governors has  assumed managerial and oversight control over HLBE. On January 3, 2022, HLBE adopted an operating agreement that repealed, replaced, and superseded HLBE’s existing member control agreement. The HLBE operating agreement eliminates the HLBE board of governors and establishes GFE as the sole manager of HLBE.

HLBE Boiler Replacement

In July 2020, HLBE experienced significant operational issues with its boiler, which negatively impacted production. HLBE operated with temporary boilers from August 2020 through part of January 2021. HLBE determined that the purchase and installation of a new boiler would be more economical and efficient than attempted repairs to the failing boiler. On September 2, 2020, HLBE received notice of approval of the new boiler from the Minnesota Pollution Control Agency. As a result, HLBE abandoned the failing boiler at that time. The Company recorded the loss on disposal as a component of operating expenses during the fourth fiscal quarter of the fiscal year ended October 31, 2020 of approximately $1.8 million. The new boiler was placed in service in January 2021 at cost of approximately $5.2 million. The Company believes that the new boiler has improved HLBE’s operating efficiency.

COVID-19 Pandemic

After experiencing volatile and adverse conditions for much of the fiscal year 2020 due to the COVID-19 pandemic and its ramifications, the Company and the ethanol industry as a whole benefited from more favorable market conditions during our 2021 fiscal year.

The ethanol industry, including our Company, experienced significant adverse conditions throughout 2020 as a result of industry-wide record low ethanol prices due to reduced demand and high industry inventory levels caused, in large part, by the COVID-19 pandemic.  Due to the market risks and uncertainties related to the COVID-19 pandemic, both GFE and HLBE idled their plants in the spring of 2020. Additionally, market conditions, coupled with the idling of our plants, resulted in lower production, negative operating margins, significantly lower cash flow from operations and substantial net losses in the fiscal year 2020. The ramifications of these net losses prompted GFE and HLBE to engage in the Merger.

Market conditions improved in fiscal year 2021, as vehicle travel and demand for transportation fuel, including the ethanol we produce, rebounded. The prices we received for a gallon of ethanol increased significantly in 2021, as compared to the prior year.  As a result, we experienced greater production, positive operating margins, increased cash flow from operations, and net income for the fiscal year 2021, as compared to the previous year.

Our Facilities

Our business consists primarily of producing ethanol and its related co-products, including wet, modified and dried distillers’ grains, as well as corn oil. Our ethanol production operations are carried out at our ethanol plant located in Granite Falls, Minnesota and at the ethanol plant operated by HLBE located near Heron Lake, Minnesota.

The GFE plant has an annual nameplate production capacity of approximately 63 million gallons of denatured ethanol, but is currently permitted to produce up to 70 million gallons of undenatured ethanol on a twelve-month rolling sum basis. The HLBE plant has an approximate annual nameplate production capacity of approximately 65 million gallons of denatured ethanol, but is currently permitted to produce up to approximately 72.3 million gallons of undenatured fuel-grade ethanol on a twelve-month rolling sum basis.  After experiencing major issues with the HLBE plant’s boiler, HLBE purchased and installed a new boiler, which was placed into service in January 2021 at cost of approximately $5.2 million. We intend to continue working toward increasing production at both the GFE and HLBE plants to take advantage of the additional production allowed pursuant to our permits as long as we believe it is profitable to do so.

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

Principal Products

The principal products from ethanol production at GFE’s plant and HLBE’s plant, and from which we derive nearly all our revenue, are fuel-grade ethanol, distillers’ grains, and non-edible corn oil.  In addition, HLBE’s plant also has miscellaneous other revenue generated by sales of corn syrup, a by-product of the ethanol production process, and revenues from Agrinatural’s natural gas pipeline operations.  We did not introduce any new products or services as part of our ethanol production segment during our fiscal year ended October 31, 2021.

The table below shows the approximate percentage of our total revenue which is attributable to each of our principal products for each of the last two fiscal years.

	2021	2020
Ethanol	77.8%	76.8%
Distillers' Grains	15.9%	17.9%
Corn Oil	5.5%	4.0%
Misc. Other Revenue*	0.8%	1.3%

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

Distillers’ Grains

The principal co-product of the ethanol production process is distillers’ grains, a high protein and high-energy animal feed ingredient primarily marketed to the dairy and beef industries.  Dry mill ethanol processing creates three primary forms of distillers’ grains: wet distillers’ grains, modified wet distillers’ grains, and dried distillers’ grains with solubles.  Most of the distillers’ grains that we sell are in the form of dried distillers’ grains and modified/wet distillers’ grains.  Modified/wet distillers’ grains are processed corn mash that has been dried to approximately 50% moisture. Modified/wet distillers’ grains are often sold to nearby markets.  Dried distillers’ grains with solubles are corn mash that has been dried to approximately 10% to 12% moisture.  It has an almost indefinite shelf life and may be sold and shipped to any market and fed to almost all types of livestock.

Corn Oil

We also extract non-edible crude corn oil during the thin stillage evaporation process immediately prior to production of distillers’ grains.  The corn oil that we produce is not food grade corn oil and therefore cannot be used for human consumption. Corn oil is used primarily as a biodiesel feedstock and as a supplement for animal feed.

Principal Product Markets

As described below in “Distribution of Principal Products”, we market and distribute all of GFE’s and HLBE’s ethanol, distillers’ grains, and corn oil through professional third party marketers. Our marketers make all decisions, in consultation with management, with regard to where our products are marketed.

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

We expect a majority of our ethanol to continue to be marketed and sold domestically. Over our past fiscal year, U.S. exports of ethanol have decreased slightly, according to the U.S. Department of Agriculture (the “USDA”). Importers of U.S. ethanol include Canada, South Korea, China, Brazil, India, Mexico, the United Kingdom, Nigeria, and the Netherlands. The decrease in ethanol exports is due to various factors, including a decrease in trading with Brazil, which had been one of the top two largest importers of U.S. ethanol, prior to the expiration of a Brazilian import quota. The USDA projects that U.S. ethanol exports will increase slightly in 2022 due to both volume and price gains due, in part, to increased renewable fuel blending requirements in the United Kingdom, India, and other nations. Ethanol export demand is more unpredictable than domestic demand and tends to fluctuate over time as it is subject to monetary and political forces in other nations. For example, a strong U.S. dollar is a force that may negatively impact ethanol exports from the United States.  Additionally, the imposition of tariffs and duties on ethanol imported from the U.S., as well as increased production of ethanol and similar fuels in other countries, can also negatively impact domestic export demand.

U.S. ethanol exports to China increased during the 2021 fiscal year.  During the 12 months ended October 31, 2021, the U.S. exported approximately 3.14 million barrels of fuel ethanol to China.  This is an increase from virtually zero fuel ethanol exports to China in the 2020 and 2019 fiscal years. While China’s official tariffs on U.S. ethanol remains high, early last year such tariffs were reduced from an effective rate of 70% to 45% for importers who applied for tariff exclusions.

The increase in ethanol exports to China followed the execution of a “phase one” trade agreement with China. The agreement, signed by former President Donald Trump on January 15, 2020, includes a commitment by China to purchase agricultural products, including ethanol, over the course of two years. While this agreement appears positive for the industry, China’s actual purchases of U.S. agricultural products have fallen below the levels set in the phase one agreement. There is no guarantee that exports of ethanol to China will continue or increase. Further, President Joe Biden may enter into additional or different trade agreements or may otherwise take positions that affect the export of U.S. ethanol to China and other international markets. U.S. trade policy towards China may change, and we cannot now predict whether or how China may consider changing its tariffs against our products.

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

Distillers’ Grains Markets

We sell distillers’ grains (“DDGS”) as animal feed for beef and dairy cattle, poultry, and hogs. Most of the distillers’ grains that we sell are in the form of dried distillers’ grains.  Currently, the U.S. ethanol industry exports a significant amount of dried distillers’ grains, which may increase as worldwide acceptance grows.

According to the U.S. Grains Council, total U.S. distiller’s grains exports through October 2021 increased compared to distiller’s grains exports for the same period last year. Top export markets include Mexico, Vietnam, Korea, Indonesia, Turkey, Thailand, and the European Union and United Kingdom. Driven by strong exports to Mexico, Vietnam, Turkey, and Canada, exports of U.S. distiller’s grains increased more than 10% from the previous 12-month period, according to the U.S. Grains Council. Historically, the United States ethanol industry exported a significant amount of distillers’ grains to China and Vietnam. However, during 2016, China began an anti-dumping and countervailing duty investigation related to distillers’ grains imported from the U.S. which contributed to a decline in distillers’ grains shipped to China. In January 2017, the Chinese issued final tariffs on U.S. distillers’ grains. The Chinese distillers’ grains anti-dumping tariffs range from 42.2% to 53.7% and the anti-subsidy tariffs range from 11.2% to 12%. The imposition of these duties has resulted in a significant decline in demand from this top importer requiring U.S. producers to seek out alternative markets. There is no guarantee that distillers’ grains exports to China will return to pre-tariff levels.

On January 15, 2020, then President Trump signed a “phase one” trade agreement with China. The agreement includes a commitment by China to purchase agricultural products over two years, including distillers’ grains. The agreement will also provide U.S. manufacturers of DDGS with a streamlined process for registration and licensing in order to facilitate U.S. exports to China. While this agreement appears positive for the industry, there is no guarantee that the agreement will be fully implemented, nor is there a guarantee that exports to China return to pre-tariff levels.

We also sell modified wet distillers’ grains, which has a much smaller, more local market and makes the timing of its sale critical. Further, because of its moisture content, the modified wet distillers’ grains are heavier and more difficult to handle. The customer must be close enough to justify the additional handling and shipping costs. As a result, modified wet distillers’ grains are principally sold only to local feedlots and livestock operations.

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

Ethanol Distribution

Eco-Energy is the ethanol marketer for both the GFE plant and HLBE plant. Pursuant to our marketing agreements, Eco-Energy purchases and markets the entire ethanol output of GFE’s and HLBE’s ethanol plants.  Under GFE’s ethanol marketing agreement, GFE is responsible for securing all of the rail cars necessary for the transport of ethanol by rail except for 59 rail cars leased to GFE by Eco-Energy. Under HLBE’s ethanol marketing agreement, Eco-Energy arranges for the transportation of HLBE’s ethanol. GFE and HLBE pay Eco-Energy a marketing fee per gallon of ethanol sold, as well as a fixed lease fee for rail cars leased from Eco-Energy. The marketing fee and timing of payments by Eco-Energy were negotiated based on prevailing market-rate conditions for comparable ethanol marketing services. Our marketing contracts were amended for an effective date of January 1, 2022, and an expiration date of December 31, 2023. The contracts will automatically renew for an additional two years unless either party gives written 90-day notice.

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

If a period of high corn prices were to be sustained for some time, such pricing may reduce our ability to operate profitably because of the higher cost of operating our plants.  Corn prices increased significantly during the 12 months ended October 31, 2021, due in part to the improved domestic economy, increased demand from China, and drought in South America’s corn-growing regions. Because the market price of ethanol is not directly related to corn prices, we, like most ethanol producers, are not able to compensate for increases in the cost of corn through adjustments in our prices for our ethanol although we do tend to see increases in the prices of our distillers’ grains during times of higher corn prices. Given that ethanol sales comprise a majority of our revenues, our inability to adjust our ethanol prices can result in a negative impact on our profitability during periods of high corn prices.

Ethanol prices were higher during fiscal year 2021 compared to fiscal year 2020.  The increase in ethanol prices was due primarily to the rebound in demand for transportation fuel as the effects of the COVID-19 pandemic subsided. Management expects demand and prices for ethanol to be volatile in 2022, with factors including, but not limited to, inflation, federal infrastructure legislation, extreme weather events, and additional surges in COVID-19 infections contributing to market volatility. According to EIA forecasts, ethanol production is projected to increase slightly in 2022, and demand is also expected to increase slightly. However, there is no guarantee that either of these forecasts will occur. Ethanol exports decreased slightly in 2021, compared to the previous year, and are expected to increase slightly in 2022, according to the USDA. However, tariffs, international competition, the lingering effects of COVID-19, international conflicts, and other factors could adversely affect the export market, and there is no guarantee that the export market will improve in 2022. U.S. gas demand increased moderately year over year in 2021, due primarily to the rebound from the COVID-19 pandemic.  Ethanol consumption is projected to increase slightly in 2022; however, there is no guarantee that this projection will be accurate. A continued or further decrease in demand for either gasoline or ethanol blends would adversely impact the price of ethanol, which could result in a material adverse effect on our business, results of operations and financial condition.

Sources and Availability of Raw Materials

The primary raw materials used in the production of ethanol at our plants are corn and natural gas. Our plants also require significant and uninterrupted amounts of electricity and water.

Corn

Ethanol production requires substantial amounts of corn. The cost of corn represented approximately 80.8% and 71.6% of our cost of goods sold for the years ended October 31, 2021 and 2020, respectively. At GFE’s current production rate of approximately 60.3 million gallons of undenatured ethanol per year, the GFE plant requires approximately 20.4 million bushels of corn per year. The HLBE ethanol plant requires approximately 21.8 million bushels of corn per year to operate at its current production rate of approximately 65.6 million gallons of undenatured ethanol per year.

GFE purchases corn directly from grain elevators, farmers, and local dealers within approximately 80 miles of Granite Falls, Minnesota, and accepts delivery of corn at its Granite Falls plant.  HLBE purchases its corn directly from grain elevators, farmers, and local dealers within approximately 80 miles of Heron Lake, Minnesota. Neither GFE’s nor HLBE’s members are obligated to deliver corn to the Granite Falls plant or Heron Lake plant.

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

In addition, both plants’ facilities have sufficient corn storage capacity, with the capability to store approximately 20 days of corn supply at HLBE and approximately 20 days of corn supply at the GFE plant.

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

Since corn is the primary raw material we use to produce our products, the availability and cost of corn can have a significant impact on the profitability of our operations. Corn prices were significantly higher during our 2021 fiscal year, as compared to our 2020 fiscal year. If unfavorable conditions occur during our 2022 fiscal year, the price we pay for corn and the availability of corn near our plants could be negatively impacted. If we experience a localized shortage of corn, we may be forced to purchase corn from producers who are farther away from our ethanol plants which can increase our transportation costs.

Utilities

Natural Gas

Natural gas is a significant input to our manufacturing process. The cost of natural gas represented approximately 4.5% and 5.2% of our cost of goods sold for the years ended October 31, 2021 and 2020, respectively.

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

Electricity

Our plants require a continuous supply of electricity.  We have agreements in place to supply electricity to our plants. Our GFE plant obtains electricity from Minnesota Valley Light and Power Cooperative, and our HLBE plant obtains electricity from Federated Rural Electric. We do not anticipate any problems securing the electricity that we require to continue to operate our plants at capacity during our 2022 fiscal year or beyond.

Water

We do not anticipate any problems securing the water that we require to continue to operate our plants at capacity during our 2022 fiscal year or beyond. GFE obtains the water necessary to operate its plant from the Minnesota River with an adjustable gravity-flow intake system.

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

We have established a risk management committee which assists the board and our risk manager to, among other things, establish appropriate policies and strategies for hedging and enterprise risk. We continually monitor and manage our commodity risk exposure and our hedging transactions as part of our overall risk management policy.  As a result, we may vary the amount of hedging or other risk mitigation strategies we undertake, and we may choose not to engage in hedging transactions.  Our ability to hedge is always subject to our liquidity and available capital.

Process Improvement

We are continually working to develop new methods of operating the ethanol plants more efficiently.  We continue to conduct process improvement activities in order to realize these efficiency improvements.

Patents, Trademarks, Licenses, Franchises and Concessions

We do not currently hold any patents, trademarks, franchises, or concessions.  We were granted a license by ICM, Inc. (“ICM”) to use certain ethanol production technology necessary to operate our ethanol plants.  The cost of the license granted by ICM was included in the amount we paid to Fagen, Inc., to design and build our ethanol plants.

Competition

Ethanol Competition

Domestic Competition

We sell our ethanol in a highly competitive market.  Ethanol is a commodity product where competition in the industry is predominantly based on price. On a national scale, we are in direct competition with numerous other ethanol producers.  According to the Renewable Fuels Association (“RFA”), there are approximately 210 biorefineries with a total nameplate capacity of approximately 17.4 billion gallons of ethanol per year, with two additional plants under expansion or construction with capacity to produce an additional 26 million gallons.

The following table identifies the top five largest ethanol producers in the U.S. along with their production capacities.

Nameplate Capacity
Company	(mmgy)
POET Biorefining	2,648
Valero Renewable Fuels	1,740
Archer Daniels Midland	1,674
Green Plains, Inc.	1,039
The Andersons	475

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

Larger ethanol producers may have an advantage over us from economies of scale and stronger negotiating positions with purchasers.  Many large producers own multiple ethanol plants and may have flexibility to run certain facilities while shutting or slowing down production at their other facilities. This added flexibility may allow these producers to compete more effectively, especially during periods when operating margins are unfavorable in the ethanol industry. Some large producers own ethanol plants in geographically diverse areas of the U.S. and as result, may be able to more effectively spread the risk they encounter related to feedstock prices. Some of our competitors are owned by subsidiaries of larger oil companies, such as Valero Renewable Fuels and POET Biorefining. Because their parent oil companies are required to blend a certain amount of ethanol each year, these competitors may be able to operate their ethanol production facilities at times when it is unprofitable for us to operate our ethanol plant. Further, new products or methods of ethanol production developed by larger and better-financed competitors could provide them competitive advantages over us and harm our business.

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

Eco-Energy markets our ethanol primarily on a regional and national basis. We compete with other ethanol producers both for markets in Minnesota and markets in other states. We believe that we are able to reach the best available markets through the use of our experienced marketer and by the rail delivery methods we use. We believe that we can compete favorably with other ethanol producers due to our proximity to ample grain, natural gas, electricity and water supplies at favorable prices.

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

Distillers’ grains are primarily used as an animal feed, competing with other feed formulations using corn and soybean meal. As a result, we believe that distillers’ grains prices are positively impacted by increases in corn and soybean prices. In fiscal year 2021, the U.S. ethanol industry exports of distillers’ grains increased slightly compared to the previous year. If distillers’ grain experts decrease in the future, it could result in increased competition among ethanol producers for sales of distillers’ grains and could negatively impact distillers’ grains prices in the U.S.

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

Under the RFS, the EPA is required to pass an annual rule that establishes the number of gallons of different types of renewable fuels that must be used in the U.S. by refineries, blenders, distributors and importers which is called the renewable volume obligations (“RVOs”). The EPA has the authority to waive the mandates in whole or in part if one of two conditions is met: 1) there is inadequate domestic renewable fuel supply, or 2) implementation of the mandate requirement severely harms the economy or environment of a state, region or the United States.

The RFS sets the statutory RVO for corn-based ethanol at 15 billion gallons beginning in 2016 and each year thereafter through 2022. Under RFS statute, the EPA is required to finalize RVOs for a particular compliance year by

November 30 of the preceding year. The EPA, however, failed to propose or finalize an RVO for compliance years 2021 and 2022 prior to the statutory deadline.

On December 7, 2021, the EPA announced long-delayed blending requirement under the RFS. The EPA proposed RVOs of 17.13 billion gallons for 2020, 18.52 billion gallons for 2021, and 20.77 billion gallons for 2022. Ethanol industry advocates have denounced the proposal for significantly cutting the 2020 RVO, which was set in a 2019 final rule. The proposal reduces the 2020 blending requirement from 20.09 billion gallons to 17.13 billion gallons, an approximately 15 percent decrease. For 2021, the EPA proposed to set the RVO for total renewable fuel at 18.52 billion gallons. For 2022, the proposed RVO is 20.77 billion gallons, which the EPA said is the highest level in the history of the RFS program.

In a separate action also on December 7, 2021, the EPA proposed an action to deny 65 pending applications for small refinery exemptions. Because the denial of the small refinery exemptions reflects an updated interpretation of the Clean Air Act, and is a change from previous EPA practice, the agency is implementing a public notice-and-comment process and seeking input from stakeholders, the public, and from individual petitioning refineries.

Concurrently with the EPA’s RVO proposal and denial of small refinery exemptions, the USDA announced $800 million to support biofuel producers and infrastructure.  This includes up to $700 million to provide economic relief to biofuel producers and restore renewable fuel markets affected by the pandemic. The trio of actions drew mixed reviews from ethanol industry advocates. The RFA criticized the EPA’s RVO proposal, describing it as an unprecedented and possibly illegal move to retroactively reduce already-finalized 2020 RFS requirements, but also noted the small refinery exemption denials and economic relief funding were beneficial to ethanol producers and farmers.

The following chart illustrates the potential U.S. ethanol demand based on the schedule of minimum usage established by the RFS program through the year 2022 (in billions of gallons):

						Maximum Amount of Corn-based
		Total Renewable Fuel	Cellulosic	Biodiesel	Advanced	Ethanol That Can Be Used to
Year	RVO Source	RVO	Ethanol RVO	RVO	Biofuel	Satisfy Total Renewable Fuel RVO
2017	RFS Statute	24.00	5.50	—	9.00	15.00
	EPA Final Rule(1)	19.28	0.31	2.00	4.28	15.00
2018	RFS Statute	26.00	7.00	—	11.00	15.00
	EPA Final Rule(2)	19.29	0.29	2.10	4.29	15.00
2019	RFS Statute	28.00	8.50	—	13.00	15.00
	EPA Final Rule(3)	19.92	0.42	2.10	4.92	15.00
2020	RFS Statute	30.00	10.50	—	15.00	15.00
	EPA Proposed Rule(4)	17.13	0.51	2.43	4.63	12.50
2021	RFS Statute	33.00	13.50	—	18.00	15.00
	EPA Proposed Rule(5)	18.52	0.62	2.43	5.20	13.32
2022	RFS Statute	36.00	16.00	—	21.00	15.00
	EPA Proposed Rule(6)	20.77	0.77	2.76	5.77	15.00
(1)	Final EPA RFS RVOs for 2017 issued November 2016.
(2)	Final EPA RFS RVOs for 2018 issued November 2017.
(3)	Final EPA RFS RVOs for 2019 issued November 2018.
(4)	Proposed EPA RFS RVOs for 2020 issued December 2021.
(5)	Proposed EPA RFS RVOs for 2021 issued December 2021.
(6)	Proposed EPA RFS RVOs for 2022 issued December 2021.

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

There is growing availability of E85 for use in flexible fuel vehicles, however it is limited due to lacking infrastructure. In addition, the industry has been working to introduce E15 to the retail market since the EPA approved its use in vehicles of model years 2001 and newer. However, widespread adoption of E15 has been hampered by regulatory and infrastructure hurdles in many states, as well as consumer acceptance. Additionally, sales of E15 may be limited because: (i) it is not approved for use in all vehicles; (ii) the EPA requires a label that management believes may discourage consumers from using E15; and (iii) retailers may choose not to sell E15 due to concerns regarding liability. In addition, different gasoline blendstocks may have been required at certain times of the year in order to use E15 due to federal regulations related to fuel evaporative emissions. This prevented E15 from being used during certain times of the year in various states. While the EPA in 2019 issued a final rule that allowed E15 to be sold year-round, the U.S. Court of Appeals for the District of Columbia struck down the rule in July 2021, dealing a significant setback to the ethanol industry, as the ruling is expected to lead to a decrease in demand for renewable fuels, including the ethanol we produce.

Obligated parties use renewable identification numbers (“RINs”) to show compliance with RFS-mandated volumes. RINs are attached to renewable fuels by producers and detached when the renewable fuel is blended with transportation fuel or traded in the open market. The market price of detached RINs affects the price of ethanol in certain markets and influences the purchasing decisions by obligated parties. Under the RFS, small refineries may petition for and be granted temporary exemptions from the RVOs if they can demonstrate that compliance with the RVOs would cause disproportionate economic hardship. Small refineries petitioned the EPA for 32 economic hardship exemptions in 2019 and 28 economic hardship exemptions in 2020. For the 2018 compliance year, the EPA granted 31 small refinery economic hardship petitions, which resulted in the exemption of approximately 1.43 billion RINs. Exemptions from RIN requirements reduces the amount of renewable fuel that must be blended into gasoline and diesel supplies and thereby reduces demand for ethanol. To the extent the EPA approves additional small refinery exemptions, it will further decrease demand for the ethanol we produce, which could negatively affect our profitability.

On June 25, 2021, the U.S. Supreme Court provided a significant setback for the ethanol industry, issuing a ruling that will make it easier for small refineries to secure exemptions from the RVOs. The case was brought by a coalition of farm and ethanol groups, which challenged the economic hardship exemptions claimed by certain small refineries. In its decision, the U.S. Supreme Court ruled against the farm and ethanol coalition, holding that small refineries could apply for an extension to their hardship exemptions from the RFS’s blending requirements, even if such refineries’ exemptions had previously lapsed. The ruling overturned a 2020 decision from the United States Court of Appeals for the Tenth Circuit. The Supreme Court’s decision is expected to increase the availability of economic hardship exemptions for small refineries and thereby decrease demand for renewable fuels, including the ethanol we produce.

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

Our plants’ air permits require certain on-going performance testing to be completed periodically to ensure compliance with minor source emission limits. Non-compliance with on-going performance testing may result in civil penalties or other enforcement actions by the Minnesota Pollution Control Agency (“MPCA”).

In the fiscal year ended October 31, 2021, GFE and HLBE incurred costs and expenses of approximately $140,000 and $235,000, respectively, complying with environmental laws.  Although we have been successful in obtaining all of the permits currently required to operate our plants, any retroactive change in environmental regulations, either at the federal or state level, could require us to obtain additional or new permits or spend considerable resources in complying with such regulations.

In 2015, the EPA awarded efficient producer pathway approval to HLBE and GFE.  In the approval determinations, the EPA’s analysis indicated that HLBE achieved at least a 20.1% reduction and GFE achieved a 26.0% reduction in greenhouse gas (“GHG”) emissions for their non-grandfathered volumes compared to the baseline lifecycle GHG emissions. Pursuant to the award approval, HLBE and GFE are only authorized to generate RINs for each plant’s non-grandfathered volumes if each plant can demonstrate that all ethanol produced at the plant during an averaging period (defined as the prior 365 days or the number of days since the date EPA efficient producer pathway approval) meets the 20% GHG reduction requirement. To make these demonstrations, HLBE and GFE must develop compliance plans and keep certain records as specified in the approvals. Additionally, the EPA approvals require that HLBE and GFE register with the EPA as a renewable fuel producer for the non-grandfathered volumes.  Although we believe GFE and HLBE will be able to maintain continuous compliance with the 20% reduction in GHG emissions requirement, there is no guarantee that we will do so.  If GFE or HLBE do not maintain continuous compliance with the 20% reduction in GHG emissions requirement, we will not be able issue RINs for the non-grandfathered volumes of ethanol produced at the plants.  As a result, we may be forced to rely on exports sales for these non-grandfathered volumes ethanol, which could adversely affect our operating margins, which, in turn could adversely affect our results of operations, cash flows and financial condition.

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

GFE’s executive officers manage HLBE, pursuant to HLBE’s operating agreement adopted January 3, 2022, which appoints GFE as the sole manager of HLBE.

Financial Information about Geographic Areas

All of our operations are domiciled in the U.S. All of the products sold to our customers for fiscal years 2021 and 2020 were produced in the U.S. and all of our long-lived assets are domiciled in the U.S.  We have engaged third-party professional marketers who decide where our products are marketed and we have no control over the marketing decisions made by our third-party professional marketers. These third-party marketers may decide to sell our products in countries other than the U.S.  However, we anticipate that our products will primarily be sold in the United States.

Investments

GFE owns 1,600 capital units of Ringneck Energy & Feed, LLC (“Ringneck”) at a price of $5,000 per unit for a total of $8,000,000.  Ringneck is a South Dakota limited liability company that has constructed an 80 million gallon per year ethanol manufacturing plant in outside of Onida, South Dakota in Sully County. Construction has reached substantial completion and the plant commenced operations in June 2019. GFE’s investment is sufficient to grant it the right to appoint one director to the board of directors of Ringneck, and GFE has appointed Jeffrey Oestmann, its CEO, to serve as its appointed director. The units we acquired in Ringneck are subject to restrictions on transfer; therefore, this should not be considered a liquid investment.  It may take a significant amount of time before we realize a return on our investment, if we realize a return on the investment at all.

Ringneck offered its units pursuant to a private placement memorandum. Additionally, because Ringneck did not conduct a federally-registered offering, we do not expect that information about Ringneck will be available via the SEC’s EDGAR filing system. Therefore, it may be difficult for our investors to obtain information about Ringneck.

In connection with our subscription in Ringneck, GFE entered into a credit facility with Project Hawkeye, LLC (“Project Hawkeye”) pursuant to which GFE borrowed $7.5 million to finance the investment in Ringneck. Additional information regarding the Project Hawkeye credit facility are provided below in the section below entitled Part II - Item 8. Financial Statements, Note 10 - DEBT FACILITIES.

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

On November 15, 2021,  Harvestone redeemed GFE’s 20 units for $3,000,000.  As a result of the Harvestone redemption, GFE no longer owns any Harvestone units and has ceased to be a member of Harvestone. As a result of the ongoing negotiations as of fiscal year end, the Harvestone investment was impaired to $3,000,000 at October 31, 2021. The Company received and recorded the $3,000,000 redemption in November 2021.

In August 2004, GFE entered an electric service agreement with Minnesota Valley Cooperative Light and Power Association (“MVCLPA”) to supply electricity to the GFE plant. The MVCLPA electric service agreement entitles GFE to receive patronage dividends in the form of a special allocation of capital credits. The capital credits are recognized as a component of other income on the consolidated statement of operations. Through the fiscal year 2021, GFE has recognized approximately $3.2 million of investment income related to the MVCLPA capital credits. Approximately $273,000 of GFE’s capital credits were redeemed in March 2021, and as a result the investment balance was approximately $2.9 million as of October 31, 2021. MVCLPA generally redeems its capital credits on a first-in, first-out basis on a 13-year rotation, and therefore if MVCLPA continues to be successful, managements expects the MVCLPA capital credits will continue to be redeemed for cash payments to GFE.  Additional information regarding the MVCLPA capital credits is provided below in the section below entitled Part II - Item 8. Financial Statements, Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Patronage Investment, and Part II - Item 8. Financial Statements, Note 2 - PATRONAGE INVESTMENT AND CORRECTION OF ERROR.

ITEM 1A.RISK FACTORS

Not applicable.

ITEM 1B.UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our Granite Falls ethanol plant is located approximately three miles east of Granite Falls, Minnesota in Chippewa County at the junction of Highways 212 and 23.  The plant’s address is 15045 Highway 23 SE, Granite Falls, Minnesota. The ethanol plant sits on approximately 200 acres. This site includes an administrative building which serves as our headquarters.  The site also includes corn, ethanol, and distillers’ grains handling facilities.  All of our tangible and intangible property, real and personal, serves as the collateral for our credit facilities with AgCountry.

HLBE’s ethanol plant is sited on approximately 216 acres of land located near Heron Lake, Minnesota.  The site includes corn, coal, ethanol, and distillers’ grains storage and handling facilities. The site includes administration building that serves as HLBE’s headquarters.  The plant’s address is 91246 390th Avenue, Heron Lake, Minnesota 56137-3175. All of HLBE’s tangible and intangible property, real and personal, serves as the collateral for our credit facilities with AgCountry.

HLBE’s wholly owned subsidiary, Agrinatural, property consists of 190 miles of distribution main pipelines and service pipelines, together with the associated easement and land rights, a town border station, meters and regulators, office and other equipment and construction in process. All of Agrinatural’s real property and assets are subject to mortgages in favor of HLBE as security for loan obligations owed to HLBE.

HLBE’s credit facilities are discussed in more detail under “ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Credit Arrangements”.

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

ITEM 4.MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

There is no public trading market for our units. However, GFE has established an online unit trading bulletin board (“QMS”) through FNC Ag Stock, LLC, in order to facilitate trading in our units. The QMS has been designed to comply with federal tax laws and IRS regulations establishing a “qualified matching service,” as well as state and federal securities laws. The QMS consists of an electronic bulletin board that provides a list of interested buyers with a list of interested sellers, along with their non-firm price quotes. The QMS does not automatically affect matches between potential sellers and buyers and it is the sole responsibility of sellers and buyers to contact each other to make a determination as to whether an agreement to transfer units may be reached. We do not become involved in any purchase or sale negotiations arising from the QMS and have no role in effecting the transactions beyond approval, as required under our member control agreement, and the issuance of new certificates. We do not give advice regarding the merits or shortcomings of any particular transaction. We do not receive, transfer or hold funds or securities as an incident of operating the QMS. We do not receive any compensation for creating or maintaining the QMS. In advertising the QMS, we do not characterize GFE as being a broker or dealer or an exchange.  We do not use the QMS to offer to buy or sell securities other than in compliance with securities laws, including any applicable registration requirements.

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

Fiscal Quarter	Low Per Unit Price	High Per Unit Price	Total Units Traded
2020 1st	$1,800	$1,800	143
2020 2nd	$1,800	$1,800	5
2020 3rd	$—	$—	—
2020 4th	$—	$—	—
2021 1st	$1,300	$1,400	27
2021 2nd	$1,200	$1,350	22
2021 3rd	$—	$—	—
2021 4th	$—	$—	—

As a limited liability company, we are required to restrict the transfers of our membership units in order to preserve our partnership tax status.  Our membership units may not be traded on any established securities market or readily traded on a secondary market (or the substantial equivalent thereof).  All transfers are subject to a determination that the transfer will not cause GFE to be deemed a publicly traded partnership.

Issuer Repurchases of Equity Securities

We did not make any repurchases of our units during fiscal year 2021.

Holders of Record

As of January 31, 2022, there were 1,000 holders of record of our membership units.

As of October 31, 2021 and January 31, 2022, there were no outstanding options or warrants to purchase, or securities convertible for or into, our units.

Distributions

Granite Falls Energy

Distributions by GFE to its unit holders are in proportion to the number of units held by each unit holder.  A unit holder’s distribution is determined by multiplying the number of units by distribution per unit declared.  GFE’s board of governors has complete discretion over the timing and amount of distributions to our unit holders. However, GFE’s credit facility with AgCountry provides that we may not declare any distributions prior to fiscal year 2023 without the consent of our lender, and that subsequent distributions may be no greater than 50% of the Company’s net profit (determined according to GAAP) for prior fiscal year, or up to 75% of the Company’s net profit from the prior fiscal year if the Company’s working capital remains above $26 million; provided that we are and will remain in compliance with all of the covenants, terms and conditions of the credit facility. If our financial performance and loan covenants permit, we expect to make future cash distributions at times and in amounts that will permit our members to make income tax payments, along with distributions in excess of these amounts. Cash distributions are not assured, however, and in the future, we may not be in a position to make distributions. Under Minnesota law, we cannot make a distribution to a member if, after the distribution, we would not be able to pay our debts as they become due or our liabilities, excluding liabilities to our members on account of their capital contributions, would exceed our assets.

On December 22, 2021, the Board of Governors of the Company declared a cash distribution of $330.00 per membership unit to the holders of record of the Company’s units at the close of business on December 22, 2021, for a total distribution of $10,099,980, which the Company paid in January 2022. No distributions were declared or paid in fiscal years 2021 or 2020.

Heron Lake BioEnergy

Prior to the merger, distributions by HLBE to its unit holders were in proportion to the number of units held by each unit holder. A unit holder's distribution was determined by multiplying the number of units by distribution per unit declared. HLBE’s board of governors had complete discretion over the timing and amount of distributions to its unit holders. Distributions are restricted by certain loan covenants in our credit facility with AgCountry. Additionally, under Minnesota law, HLBE cannot make a distribution to a member if, after the distribution, it would not be able to pay its debts as they become due or its liabilities, excluding liabilities to its members on account of their capital contributions, would exceed its assets.

No distributions were either declared or paid in 2020 or 2021.

Unregistered Sales of Equity Securities

The Company had no unregistered sales of securities during fiscal year 2021.

Securities Authorized for Issuance Under Equity Compensation Plans

As of the date of this annual report, we had no “equity compensation plans” (including individual equity compensation arrangements) under which any of our equity securities are authorized for issuance.

ITEM 6.SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

We prepared the following discussion and analysis to help readers better understand our financial condition, changes in our financial condition, and results of operations for the fiscal year ended October 31, 2021.  This discussion should be read in conjunction with the consolidated financial statements included herewith and notes to the consolidated financial statements thereto and the risk factors contained herein.

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

Plan of Operations Through October 31, 2022

During the twelve months ended October 31, 2021, the Company and the ethanol industry as a whole benefited from improved market conditions, as the effects of the COVID-19 pandemic subsided and demand for transportation fuel rebounded.  Due to the reduction in demand for transportation fuel, the ethanol industry experienced record-low ethanol prices in 2020, and we experienced prolonged negative operating margins, significantly lower cash flow from operations and substantial net losses. Economists estimated the ethanol industry suffered $8 billion in losses in 2020 due, in large part, to the effects of the pandemic, according to the Journal of Agricultural and Food Industrial Organization. In the 2021 fiscal year, the Company experienced increased market prices for our principal prices and improved profitability, as compared to the fiscal year ended October 31, 2020. However, the pandemic is ongoing and various dynamic factors, including the spread of new coronavirus variants, make it difficult to forecast the long-term effects of the pandemic on our industry as a whole and our Company specifically. Further, tangential effects of the COVID-19 pandemic, including supply chain bottlenecks, labor market volatility, and price increases of raw materials may adversely affect our operations and profitability.

It is possible that even after the pandemic subsides, there will be permanent changes to social and economic patterns that will reduce demand for ethanol. For example, increased adoption of “work from home” policies or tele-commuting, and the use virtual meetings, may permanently reduce business travel and thereby reduce the demand for transportation fuel, including the ethanol we produce.

Over the next year, we will continue our focus on operational improvements at our plants. These operational improvements include exploring methods to improve ethanol yield per bushel and increasing production output at our plants, continued emphasis on safety and environmental regulation, reducing our operating costs, and optimizing our margin opportunities through prudent risk-management policies.

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

In the ethanol industry, it is generally expected that 2.8 gallons of denatured ethanol will be produced for each bushel of grain processed in the production cycle. Because the market price of ethanol is not always directly related to corn, at times ethanol prices may lag price movements in corn prices and corn-ethanol price spread (the difference between the price per gallon of ethanol and the price per bushel of grain divided by 2.8) may be tightly compressed or negative. If the corn-ethanol spread is compressed or negative for sustained period, it is possible that our operating margins will decline or become negative and our ethanol plants may not generate adequate cash flow for operations. In such cases, we may reduce or cease production at our ethanol plants in order to minimize our variable costs and optimize cash flow.

For the fiscal year ended October 31, 2021 compared to fiscal year ended October 31, 2020, our average price per gallon of ethanol sold increased by approximately 65%. Ethanol prices were higher during the fiscal year ended

October 31, 2021, due primarily to the fact that the effects of the COVID-19 pandemic subsided in the fiscal year 2021, resulting in increased demand for transportation fuel, including the ethanol we produce. While demand for transportation fuel has increased, it is possible that new coronavirus variants, additional government lockdowns, or other factors could reduce demand for transportation fuel and thereby decrease the price of the ethanol we produce. Additionally, the continued issuance hardship exemptions from the RVOs may further decrease domestic demand for ethanol. Management believes that the ethanol outlook will remain volatile in the fiscal year 2022.

Exports of ethanol decreased slightly in our fiscal year 2021, after increasing slightly each of the previous two fiscal years. Export demand for ethanol is less consistent compared to domestic demand which can lead to ethanol price volatility. The decrease in ethanol exports is due to various factors, including a decrease in trading with Brazil, which had been one of the top two largest importers of U.S. ethanol, due to the expiration of a Brazilian import quota. The USDA projects that U.S. ethanol exports will increase slightly in 2022 due to both volume and price gains due, in part, to increased renewable fuel blending requirements in the United Kingdom, India, and other nations.

On September 1, 2017, Brazil’s Chamber of Foreign Trade imposed a 20% tariff on U.S. ethanol imports in excess of 150 million liters, or 39.6 million gallons, per quarter. The tariff was renewed in September 2019, but the import quota was raised to 187.5 million liters, or 49.5 million gallons, per quarter. In December 2020, the import quota expired, thereby subjecting all Brazilian imports of U.S. ethanol to a 20% tariff. These tariffs have had and will likely continue to have a negative impact on the export market demand and prices for ethanol produced in the United States. Any decrease in U.S. ethanol exports could adversely impact the market price of ethanol unless domestic demand increases or additional foreign markets are developed.

U.S. ethanol exports to China increased during the 2021 fiscal year, following the execution of a “phase one” trade agreement with China. The agreement, signed by former President Donald Trump on January 15, 2020, includes a commitment by China to purchase agricultural products, including ethanol, over the course of two years.  There is, however, no guarantee that exports of ethanol to China will continue or increase.  Additionally, the imposition of tariffs and duties on ethanol imported from the U.S., as well as increased production of ethanol and similar fuels in other countries, can also negatively impact domestic export demand.

Corn prices increased significantly in fiscal year 2021, due in part to the improved domestic economy as well as increased demand from China and drought in South America’s corn-growing regions. Corn prices remained above $5 per bushel for most of the year and peaked above $7 per bushel in May 2021.

The latest USDA supply and demand projections estimate the 2020-2021 ending corn stocks at approximately 1.24 billion bushels, and project the 2021-2022 U.S. corn production to be approximately 15.1 billion bushels, which is slightly less than the 2020-2021 production, with corn consumption for ethanol and co-products slightly higher at approximately 5.3 billion bushels, suggesting higher corn prices into fiscal 2022. In fiscal year 2021, China substantially increased its purchase of U.S. corn reducing U.S. inventories and increasing prices. Increases in domestic ethanol production in fiscal year 2021, also contributed to elevated corn prices. Weather, world supply and demand, current and anticipated stocks, agricultural policy and other factors can contribute to volatility in corn prices. If corn prices rise, it will have a negative effect on our operating margins unless the price of ethanol and our other primary products outpace rising corn prices.

Distillers’ grain prices increased in 2021 compared to 2020, due to increased supply as a result of increased production. Top export markets include Mexico, Vietnam, South Korea, Indonesia, Turkey, Thailand, and Canada. Export demand from China, historically one of the largest importers of U.S. produced distillers’ grains, has significantly declined. In 2017, China imposed significant anti-dumping and anti-subsidies on distillers’ grains imported from the U.S. which resulted in significant declines in exports of U.S. distillers’ grains to China. The imposition of these duties has resulted in a significant decline in demand from this top importer requiring U.S. producers to seek out alternative markets. Exports to China remain substantially below the pre-tariff export levels, and there is no guarantee that distillers’ grains exports to China will return to pre-tariff levels.

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

Management anticipates distillers’ grains prices will remain steady during our 2022 fiscal year, unless additional domestic demand or other foreign markets develop. Domestic demand for distillers’ grains could remain low if corn prices decline and end-users switch to lower priced alternatives.

Corn oil prices increased significantly in fiscal year 2021, due in part to elevated corn prices and strong demand for biodiesel and livestock feed.

Given the inherent volatility in ethanol, distillers’ grains, non-food grade corn oil, grain and natural gas prices, we cannot predict the likelihood that the spread between ethanol, distillers’ grains, non-food grade corn oil and grain prices in future periods will be consistent compared to historical periods.

Results of Operations for the Fiscal Years Ended October 31, 2021 and 2020

The following table shows the results of our operations and the percentage of revenues, costs of goods sold, operating expenses and other items to total revenues in our audited consolidated statements of operations for the fiscal years ended October 31, 2021 and 2020 (amounts in thousands):

	Fiscal Year Ended October 31,
	2021		2020
Statement of Operations Data	Amount	%	Amount	%
Revenue	$309,615	100.0%	$164,954	100.0%
Cost of Goods Sold	282,847	91.4%	176,031	106.7%
Gross Profit (Loss)	26,768	8.6%	(11,077)	(6.7)%
Operating Expenses	8,127	2.6%	8,581	5.2%
Goodwill Impairment	—	—%	1,372	0.8%
Operating Income (Loss)	18,641	6.0%	(21,030)	(12.7)%
Other Income, net	7,389	2.4%	463	0.3%
Net Income (Loss)	26,030	8.4%	(20,567)	(12.4)%
Less: Net (Income) Loss Attributable to Non-controlling Interest	(2,373)	(0.8)%	7,289	4.4%
Net Income (Loss) Attributable to Granite Falls Energy, LLC	$23,657	6.7%	$(13,278)	(8.0)%

Revenues

Our revenues from operations come from three primary sources: sales of fuel ethanol, sales of distillers’ grains and sales of corn oil. Our remaining consolidated revenues are attributable to miscellaneous other revenue from incidental sales of corn syrup at HLBE’s plant and revenues generated from natural gas pipeline operations at Agrinatural.

The following table shows the sources of our consolidated revenue and the approximate percentage of revenues from those sources to total revenues in our audited consolidated statements of operations for the fiscal year ended October 31, 2021 (amounts in thousands):

	Fiscal Year Ended October 31, 2021
Revenue Sources	Sales Revenue	% of Total Revenues
Ethanol sales	$240,875	77.8%
Distillers' grains sales	49,186	15.9%
Corn oil sales	17,148	5.5%
Miscellaneous other	2,406	0.8%
Total Revenues	$309,615	100.0%

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

Our total consolidated revenues increased by approximately 87.7% for the fiscal year ended October 31, 2021, as compared to the fiscal year 2020, due to increases in both the prices received for and in the quantities sold of our ethanol, distillers’ grains, and corn oil.

The following table reflects quantities of our three primary products sold and the average net prices received for the fiscal years ended October 31, 2021 and 2020 (quantities in thousands):

	Fiscal Year Ended October 31, 2021		Fiscal Year Ended October 31, 2020
Product	Quantity Sold (in thousands)	Avg. Net Price	Quantity Sold (in thousands)	Avg. Net Price
Ethanol (gallons)	126,746	$1.90	105,172	$1.20
Distillers' grains (tons)	288	$170.75	240	$123.43
Corn oil (pounds)	35,963	$0.48	27,528	$0.24

Ethanol

Total revenues from sales of ethanol increased by approximately 90.3% for fiscal year 2021 compared to the fiscal year 2020 due primarily to an approximately 20.5% increase in the volumes sold from period to period, coupled with an approximately 58.3% increase in the average price per gallon we received for our ethanol. The increase in price is primarily due to an increase in demand for transportation fuel, including the ethanol we produce, as a result of the larger economic rebound from the COVID-19 pandemic. The increase in the quantity of ethanol sold was due primarily to our increased production in fiscal year 2021 compared to the prior year, due to the fact that we operated our plants throughout the 2021 fiscal year and idled them for a portion of the 2020 fiscal year. Management anticipates steady ethanol production and sales during our 2022 fiscal year, as compared to our 2021 fiscal year.

We occasionally engage in hedging activities with respect to our ethanol sales. We recognize the gains or losses that result from the changes in the value of these derivative instruments in revenues as the changes occur. At October 31, 2021, GFE had fixed and basis contracts for forward ethanol sales for various delivery periods through December 2021 valued at approximately $19.6 million, and HLBE had fixed and basis contracts for forward ethanol sales for various delivery periods through December 2021 valued at approximately $18.7 million. Separately, ethanol derivative instruments resulted in a gain of approximately $210,000 during the fiscal year ended October 31, 2021, and a loss of approximately $350,000 during the fiscal year ended October 31, 2020.

Distillers’ Grains

Total revenues from sales of distillers’ grains increased approximately 65.8% for fiscal year 2021 compared to fiscal year 2020. The increase in distillers' grains revenues is primarily attributable to an approximately 20.0% increase in the tons of distillers’ grains sold during fiscal year 2021 compared to fiscal year 2020, coupled with an approximately 38.3% increase in the average price per ton we received for our distillers’ grains from period to period.

The increase in the market price of distillers’ grains is due to increased demand for livestock feed and higher prices for soybean meal, which is a competitive product to distillers’ grains. The increase in total tons of distillers’ grains sold during fiscal year 2021 compared to the fiscal year 2020 was due increased production at both plants, as a result of operating the plants year-round in the fiscal year 2021, after the plants for portions of the fiscal year 2020 due to the effects of the COVID-19 pandemic and HLBE’s boiler malfunction. Management anticipates steady distillers’ grains production during our 2022 fiscal year, as compared to our 2021 fiscal year.

At October 31, 2021, GFE had forward contracts to sell approximately $1.3 million of distillers’ grains for delivery through November 2021, and HLBE had forward contracts to sell approximately $1.6 million of distillers’ grains for delivery through December 2021.

Corn Oil

Separating the corn oil from our distillers’ grains decreases the total tons of distillers’ grains that we sell; however, our corn oil has a higher per ton value than our distillers’ grains. Total revenues from sales of corn oil increased by approximately 160.2% for fiscal year 2021 compared to the fiscal year 2020. This increase is attributable to an approximately 30.6% increase in pounds sold from period to period, coupled with an approximately 100% increase in the average price per pound of corn oil sold from period to period. Management attributes the increase in corn oil prices to increased demand for biodiesel and livestock feed. Management attributes the increase in corn oil sales during fiscal year 2021 as compared to 2020 primarily to increased production at the plants as a result of the GFE plant and HLBE plant being idled during portions of the fiscal year 2020 as a result of the COVID-19 pandemic and HLBE’s boiler malfunction.

Although management believes that corn oil prices will remain relatively steady, prices may decrease if there is an oversupply of corn oil production resulting from increased production rates at ethanol plants or if biodiesel producers begin to utilize lower-priced alternatives such as soybean oil or if biodiesel blenders’ tax credit is not renewed and biodiesel production declines.

At October 31, 2021, GFE had forward corn oil sales contracts to sell approximately $1.7 million for delivery through December 2021, and HLBE had forward corn oil sales contracts to sell approximately $1.5 million for delivery through December 2021.

Cost of Goods Sold

Our cost of goods sold increased by approximately 60.7% for the fiscal year ended October 31, 2021, as compared to the fiscal year ended October 31, 2020. However, cost of goods sold, as a percentage of revenues, decreased to approximately 91.4% for the fiscal year ended October 31, 2021, as compared to approximately 106.7% for the 2020 fiscal year due to an improved margin between the price of ethanol and the price of corn.  Approximately 90% of our total costs of goods sold is attributable to ethanol production. As a result, the cost of goods sold per gallon of ethanol produced for the fiscal year ended October 31, 2021 was approximately $2.23 per gallon of ethanol sold compared to approximately $1.67 per gallon of ethanol sold for the fiscal year ended October 31, 2020.

The following table shows the costs of corn and natural gas (our two largest single components of costs of goods sold), as well as all other components of cost of goods sold, which includes processing ingredients, depreciation expense, electricity, and wages, salaries and benefits of production personnel, and the approximate percentage of costs of those components to total costs of goods sold in our audited consolidated statements of operations for the fiscal year ended October 31, 2021 (amounts in thousands):

	Fiscal Year Ended October 31, 2021
	Cost	% of Cost of Goods Sold
	(in thousands)
Corn costs	$228,483	80.8%
Natural gas costs	12,618	4.5%
All other components of costs of goods sold	41,746	14.8%
Total Cost of Goods Sold	$282,847	100.0%

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

Corn Costs

Our cost of goods sold related to corn increased approximately 80.9% for our 2021 fiscal year compared to our 2020 fiscal year, due to an approximately 19.1% increase in the number of bushels of corn processed from period to period, coupled with an approximately 51.9% increase in the average price per bushel paid for corn from period to period. The corn-ethanol price spread (the difference between the price per gallon of ethanol and the price per bushel of grain divided by 2.8) for our 2021 fiscal year was $0.04 more than the corn-ethanol price spread we experienced for the same period of 2020.

For our fiscal years ended October 31, 2021 and 2020, our plants processed approximately 42.2 million and 35.4 million bushels of corn, respectively. This increase in corn consumption was due primarily to the fact that we idled production at our plants in the fiscal year 2020 due to the effects of the COVID-19 pandemic and the boiler malfunction at HLBE’s plant.  Management anticipates steady corn consumption during our 2022 fiscal year compared to our 2021 fiscal year provided that we can achieve operating margins that allow us to continue to operate the ethanol plants at capacity.

The increase in our cost per bushel of corn was a result of elevated corn prices caused primarily by export demand, including demand for corn from China and South America. Due to these factors, management anticipates that corn prices will be higher during our 2022 fiscal year.

From time to time, we enter into forward purchase contracts for our corn purchases. At October 31, 2021, GFE had forward corn purchase contracts for approximately 4.9 million bushels for deliveries through December 2022 and HLBE had forward corn purchase contracts for approximately 3.2 million bushels for deliveries through December 2022.

Our corn derivative positions resulted in a loss of approximately $8.2 million and $2.4 million for the fiscal years ended October 31, 2021, and October 31, 2020, respectively, which increased our cost of goods sold. We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn in cost of goods sold as the changes occur.  As corn prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance. We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.

Natural Gas Costs

For our 2021 fiscal year, we experienced an increase of approximately 37.0% in our overall natural gas costs compared to our 2020 fiscal year.  Management attributes the increase in natural gas costs to an increase in production, as we operated out plants throughout the year in the 2021 fiscal year after idling our plants for portions of the 2020 fiscal year. Further, natural gas prices spiked in early 2021 due to severe weather in Texas and other areas that disrupted the production and transportation of natural gas. Management anticipates higher natural gas prices during the winter months due to the typical seasonal natural gas cost increases experienced during the winter months.

Operating Expense

Operating expenses include wages, salaries and benefits of administrative employees at the plants, insurance, professional fees and similar costs.  Operating expenses as a percentage of revenues decreased  to 2.6% of revenues for our fiscal year ended October 31, 2021 compared to 5.2% of revenues for our fiscal year ended October 31, 2020. This decrease was primarily due to a significant increase in revenues and the recognition of the approximately $1.8 million loss on disposal of assets related to HLBE’s boiler during the 2020 fiscal year.

Our efforts to optimize efficiencies and maximize production may result in a decrease in our operating expenses on a per gallon basis. Additionally, because HLBE has de-registered from the SEC and is no longer required to file SEC reports as a result of the Merger, we expect our operating expenses related to certain filing fees and regulatory costs to decrease. However, due to inflation, labor shortages, or other unforeseen issues, it is possible that our operating expenses will remain steady or increase during our 2022 fiscal year.

Operating Income (Loss)

Our operating margin increased approximately $39.7 million during the past year as we recorded operating income of approximately $18.6 million in our fiscal year ended October 31, 2021, compared with an operating loss of approximately $21.0 million in our fiscal year ended October 31, 2020. The increase in our operating income resulted largely from increased prices for all our principal products coupled with increased production at both our plants.

Other Income, Net

We had net other income for our fiscal year ended October 31, 2021 of approximately $7.4 million compared to net other income of approximately $463,000 for our fiscal year ended October 31, 2020. We had more other income during fiscal year 2021 compared to fiscal year 2020 due in part to an increase in investment income during the 2021 fiscal year, the PPP loan forgiveness income recognized during fiscal year 2021, and the recognition of the MVCPLA patronage capital credit income.

Changes in Financial Condition at October 31, 2021 and 2020

The following table highlights the changes in our financial condition at October 31, 2021 compared to October 31, 2020 (amounts in thousands):

	October 31, 2021	October 31, 2020
Current Assets	$64,814	$31,715
Total Assets	$145,137	$116,198
Current Liabilities	$30,024	$31,252
Long-Term Debt, less current portion	$27,621	$5,876
Operating lease, long-term liabilities	$12,102	$15,755
Other Long-Term Liabilities	$1,468	$1,422
Members' Equity attributable to Granite Falls Energy, LLC	$73,922	$52,112
Non-controlling Interest	$—	$9,780

Total assets increased by approximately $28.9 million and current assets increased by approximately $33.1 million at October 31, 2021 compared to October 31, 2020. The increase in total assets was primarily due to an increase in cash, accounts receivable, and inventory in the 2021 period.

Total current liabilities decreased by approximately $1.2 million at October 31, 2021 compared to October 31, 2020. This decrease was mainly due to a decrease in current maturities of long-term debt, which occurred because certain HLBE debt was classified as current as of October 31, 2020, due to loan covenant violations, was reclassified as long-term debt as of October 31, 2021. The decrease in current maturities of long-term debt was partially offset by an increase in accounts payable.

Long-term debt, less current portion, totaled approximately $27.6 million at October 31, 2021, which is approximately $21.7 million greater than our long-term debt, less current portion, at October 31, 2020. The increase is primarily due to the execution of the 2021 Credit Facility, which provided loans to finance the acquisition of HLBE’s non-controlling interest and to fund continued operations.

Members’ equity attributable to Granite Falls Energy, LLC at October 31, 2021 increased by approximately $21.8 million compared to October 31, 2020. The increase was due primarily to the net income attributable to Granite Falls Energy, LLC for the 2021 fiscal year.

There was no non-controlling interest at October 31, 2021, due to the Merger, in which GFE acquired HLBE’s remaining approximately 49.3% non-controlling interest.

Liquidity and Capital Resources

Our principal sources of liquidity consist of cash provided by operations, cash on hand, and available borrowings under our credit facility with AgCountry.  Our principal uses of cash are to purchase raw materials necessary to operate the ethanol plants, capital expenditures to maintain and upgrade our plants, to make debt service payments, and to make distribution payments to our members.

We do not currently anticipate any significant purchases of property and equipment that would require us to secure additional capital in the next twelve months. For our 2022 fiscal year, we anticipate completion of several small capital projects to maintain current plant infrastructure and improve operating efficiency.  We expect to have sufficient cash generated by continuing operations and availability on our credit facilities and other loans to fund our operations and complete our capital expenditures during our 2022 fiscal year.  However, should unfavorable operating conditions occur in the ethanol industry that prevent us from profitably operating our plants, we may need to seek additional debt or equity funding or idle ethanol production.

Management continues to evaluate conditions in the ethanol industry and explore opportunities to improve the efficiency and profitability of our operations which may require additional capital to supplement cash generated from operations and our current debt.

Year Ended Compared October 31, 2021 to Year Ended October 31, 2020

The following table summarizes cash flows for the fiscal years ended October 31 (amounts in thousands):

	2021	2020
Net cash provided by (used in) operating activities	$19,867	$(3,647)
Net cash used in investing activities	$(4,258)	$(5,826)
Net cash provided by financing activities	$1,748	$9,479
Net increase in cash, cash equivalents and restricted cash	$17,357	$6

Operating Cash Flows

During the fiscal year ended October 31, 2021, net cash provided by operating activities increased by approximately $20.6 million compared to the fiscal year ended October 31, 2020. This increase was due primarily to an approximately $46.6 million increase in net income, which was partially offset an approximately $12.7 million decrease in accounts receivable, approximately $7.0 million decrease in inventory, and an approximately $6.9 million decrease in commodity derivative instruments.

Investing Cash Flows

Cash used in investing activities was approximately $1.6 million less during fiscal year 2021 as compared to fiscal year 2020. During fiscal year 2021, we used approximately $4.3 million of cash related capital expenditures at the GFE and HLBE plants. Comparatively, during fiscal year 2020, we used approximately $5.8 million for capital expenditures at the GFE and HLBE plants.

Financing Cash Flows

We were provided with approximately $1.7 million by financing activities during fiscal year 2021, compared to being provided with approximately $9.5 million by financing activities during fiscal year 2020. The decrease was primarily attributable to the fact that we used approximately $14.0 million to acquire the non-controlling interest in fiscal year 2021, compared with using approximately $2.0 million to acquired non-controlling interest in fiscal year 2020. Additionally, in fiscal year 2021, we had proceeds on long-term debt of approximately $36.2 million and made payments on long-term debt of approximately $21.0 million, as compared with fiscal year 2020, when we had proceeds on long-term debt of approximately $66.3 million and made payments of long-term debt of approximately $56.8 million.

Credit Arrangements

On September 27, 2021, GFE finalized loan documents for an amended credit facility (the “2021 Credit Facility”) with AgCountry. CoBank serves as AgCountry’s administrative agent for the 2021 Credit Facility. We entered into the 2021 Credit Facility to finance the acquisition of HLBE’s non-controlling interest and consolidate certain debts of GFE and HLBE. The loan documents include an Amended and Restated Credit Agreement (the “Credit Agreement”), which amends and replaces the Company’s credit agreement with AgCountry dated September 27, 2018.

As of October 31, 2021, GFE had indebtedness consisting of the following loans and agreements: the Credit Agreement, a $20 million revolving credit promissory note, a $500,000 amended and restated letter of credit promissory note, a $20 million amended and restated revolving term promissory note, a $25 million single advance term promissory note, a $2.4 million single advance term promissory note, and the Project Hawkeye credit facility. During the fiscal year 2021, two SBA Paycheck Protection Program loans to HLBE and two SBA Paycheck Protection Program loans to GFE were forgiven in full.

Additional information regarding our credit arrangements is available in Part II - Item 8. Financial Statements, Note 10 - DEBT FACILITIES, and Note 16 COMMITMENTS AND CONTINGENCIES.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements.

Critical Accounting Estimates

Management uses estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles in the United States of America. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.  Our significant accounting policies are summarized in Part II - Item 8. Financial Statements, Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Governors and Members of

Granite Falls Energy, LLC and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Granite Falls Energy, LLC and Subsidiaries (the Company) as of October 31, 2021 and 2020, and the related consolidated statements of operations, members’ equity, and cash flows for each of the years in the two-year period ended October 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended October 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

Boulay PLLP (PCAOB ID 542)

We have served as the Company’s auditor since 2002.

Minneapolis, Minnesota

January 31, 2022

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES

Consolidated Balance Sheets

ASSETS	October 31, 2021	October 31, 2020
Current Assets
Cash and cash equivalents	$29,295,657	$11,423,427
Restricted cash	1,641,123	2,156,694
Accounts receivable	12,028,397	3,386,068
Inventory	20,749,831	13,791,805
Commodity derivative instruments	39,076	56,050
Prepaid expenses and other current assets	1,059,604	901,384
Total current assets	64,813,688	31,715,428

Property and Equipment, net	49,716,246	54,965,983

Investments	14,518,331	9,799,384

Operating lease right of use asset	15,755,395	19,383,654

Other Assets	333,254	333,254

Total Assets	$145,136,914	$116,197,703

LIABILITIES AND MEMBERS' EQUITY
Current Liabilities
Checks drawn in excess of bank balances	$—	$692,984
Current maturities of long-term debt	5,046,429	12,954,538
Accounts payable	19,445,954	12,294,097
Commodity derivative instruments	732,801	816,478
Accrued expenses	1,145,326	865,883
Operating lease, current liabilities	3,653,131	3,628,259
Total current liabilities	30,023,641	31,252,239

Long-Term Debt, less current portion	27,621,428	5,876,318

Operating lease, long-term liabilities	12,102,264	15,755,395

Other Long-Term Liabilities	1,467,848	1,421,924

Commitments and Contingencies

Members' Equity
Members' equity attributable to Granite Falls Energy, LLC consists of 30,606 units authorized, issued and outstanding at October 31, 2021 and 2020	73,921,733	52,111,525
Non-controlling interest	—	9,780,302
Total members' equity	73,921,733	61,891,827

Total Liabilities and Members' Equity	$145,136,914	$116,197,703

Notes to the Consolidated Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES

Consolidated Statements of Operations

	Fiscal Year Ended October 31,
	2021	2020

Revenues	$309,615,376	$164,953,841

Cost of Goods Sold	282,847,152	176,031,094

Gross Profit (Loss)	26,768,224	(11,077,253)

Operating Expenses	8,127,172	8,580,559

Goodwill Impairment	—	1,372,473

Operating Income (Loss)	18,641,052	(21,030,285)

Other Income (Expense)
Other income, net	2,911,096	497,272
Interest income	5,456	45,991
Interest expense	(802,340)	(552,500)
Investment income	2,091,952	471,800
Patronage investment - correction of error	3,182,690	—
Total other income, net	7,388,854	462,563

Net Income (Loss)	$26,029,906	$(20,567,722)

Less: Net (Income) Loss Attributable to Non-controlling Interest	(2,372,825)	7,289,429

Net Income (Loss) Attributable to Granite Falls Energy, LLC	$23,657,081	$(13,278,293)

Weighted Average Units Outstanding - Basic and Diluted	30,606	30,606

Amounts attributable to Granite Falls Energy, LLC:

Net Income (Loss) Per Unit - Basic and Diluted	$772.96	$(433.85)

Notes to the Consolidated Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES

Consolidated Statement of Changes in Members’ Equity

	Members' Equity
	attributable to	Non-controlling	Total Members'
	Granite Falls Energy, LLC	Interest	Equity

Balance - October 31, 2019	$65,468,635	$19,215,914	$84,684,549

Acquisition of non-controlling interest	(78,817)	(2,146,183)	(2,225,000)
Net loss attributable to non-controlling interest	—	(7,289,429)	(7,289,429)
Net loss attributable to Granite Falls Energy, LLC	(13,278,293)	—	(13,278,293)

Balance - October 31, 2020	$52,111,525	$9,780,302	$61,891,827

Acquisition of noncontrolling interest	(1,846,873)	(12,153,127)	(14,000,000)
Net income attributable to non-controlling interest	—	2,372,825	2,372,825
Net income attributable to Granite Falls Energy, LLC	23,657,081	—	23,657,081

Balance - October 31, 2021	$73,921,733	$—	$73,921,733

Notes to the Consolidated Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Fiscal Year Ended October 31,
	2021	2020
Cash Flows from Operating Activities
Net income (loss)	$26,029,906	$(20,567,722)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Depreciation and amortization	7,396,463	9,310,775
Paycheck Protection Program loan forgiveness income	(2,604,185)	—
Change in fair value of derivative instruments	7,962,719	2,719,697
(Gain) loss on equity method investments	(2,091,952)	(471,800)
Patronage investment income - correction of error	(3,182,690)	—
Return on investment	282,902	—
Patronage investment redemption	272,793	—
(Gain) loss on disposal of assets	21,728	1,833,928
Goodwill impairment	—	1,372,473
Changes in operating assets and liabilities:
Commodity derivative instruments	(8,029,422)	(1,136,171)
Accounts receivable	(8,642,329)	4,041,827
Inventory	(6,958,026)	11,220
Prepaid expenses and other current assets	(158,220)	(2,436)
Accounts payable	9,241,560	(889,813)
Accrued expenses	279,443	85,088
Accrued railcar rehabilitation costs	45,924	45,924
Net Cash Provided By (Used In) Operating Activities	19,866,614	(3,647,010)

Cash Flows from Investing Activities
Payments for capital expenditures	(4,258,157)	(5,826,105)
Net Cash Used In Investing Activities	(4,258,157)	(5,826,105)

Cash Flows from Financing Activities
Checks drawn in excess of bank balance	(692,984)	692,984
Proceeds from Paycheck Protection Program loans	1,299,593	1,299,593
Proceeds from long-term debt	36,157,195	66,305,585
Payments on long-term debt	(21,015,602)	(56,819,216)
Acquisition of non-controlling interest	(14,000,000)	(2,000,000)
Net Cash Provided By Financing Activities	1,748,202	9,478,946

Net Increase in Cash, Cash Equivalents and Restricted Cash	17,356,659	5,831

Cash, Cash Equivalents and Restricted Cash - Beginning of Period	13,580,121	13,574,290

Cash, Cash Equivalents and Restricted Cash - End of Period	$30,936,780	$13,580,121

Reconciliation of Cash, Cash Equivalents and Restricted Cash
Cash and Cash Equivalents - Balance Sheet	$29,295,657	$11,423,427
Restricted Cash - Balance Sheet	1,641,123	2,156,694
Cash, Cash Equivalents and Restricted Cash	$30,936,780	$13,580,121

Supplemental Cash Flow Information
Cash paid during the period for:
Interest expense	$799,834	$463,861

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Capital expenditures and construction in process included in accounts payable	$50,922	$2,140,625

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

Additionally, as of October 31, 2021, GFE has 100% ownership in Heron Lake BioEnergy, LLC (“HLBE”).  HLBE is a Minnesota limited liability company currently producing fuel-grade ethanol, distillers’ grains, and crude corn oil near Heron Lake, Minnesota and sells these products, pursuant to marketing agreements, throughout the continental United States. HLBE’s plant has an approximate annual production capacity of 65 million gallons, but is currently permitted to produce up to 72.3 million gallons per year of undenatured ethanol on a twelve-month rolling sum basis.  Additionally, HLBE, through a wholly owned subsidiary, operates a natural gas pipeline that provides natural gas to the HLBE’s ethanol production facility and other customers.

Principles of Consolidation

The accompanying consolidated financial statements consolidate the operating results and financial position of GFE, and its approximately 50.7% owned subsidiary, HLBE (through GFE’s 100% ownership of Project Viking, L.L.C.) through September 29, 2021, when the remaining non-controlling interest was acquired. Given GFE’s control over the operations of HLBE and its majority voting interest, GFE consolidates the financial statements of HLBE with its consolidated financial statements. The remaining approximately 49.3% ownership of HLBE is included in the consolidated financial statements as a non-controlling interest through September 2021 when the remaining non-controlling interest was acquired through the merger. HLBE is also the sole owner Agrinatural Gas, LLC (“Agrinatural”), through its wholly owned subsidiary, HLBE Pipeline Company, LLC.  Given HLBE’s control over the operations of Agrinatural and its majority voting interest, HLBE consolidates the financial statements of Agrinatural with its consolidated financial statements, with the equity and earnings (loss) attributed to the remaining 27% non-controlling interest identified separately in the accompanying consolidated balance sheets and statements of operations through December 11, 2019 when the remaining non-controlling interest was acquired. All significant intercompany balances and transactions are eliminated in consolidation.

On September 29, 2021, GFE acquired the remaining non-controlling interest in HLBE for cash consideration of $14,000,000. As of October 31, 2021, GFE has 100% ownership of HLBE. When we use the terms “Granite Falls Energy” or “GFE” or similar words in this Annual Report on Form 10-K, unless the context otherwise requires, we are referring to Granite Falls Energy, LLC and our operations at our ethanol production facility located in Granite Falls, Minnesota.  When we use the terms “Heron Lake BioEnergy”, “Heron Lake”, or “HLBE” or similar words, unless the context otherwise requires, we are referring to Heron Lake BioEnergy, LLC and its wholly owned subsidiary, HLBE Pipeline Company, LLC, through which, HLBE holds a 100% interest in Agrinatural Gas, LLC. When we use the terms the “Company,” “we,” “us,” “our” or similar words in this Annual Report on Form 10-K, unless the context otherwise requires, we are referring to Granite Falls Energy, LLC and our consolidated wholly- and majority-owned subsidiaries.

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

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

economic lives of property and equipment, valuation of commodity derivatives, inventory, and inventory purchase and sale commitments, evaluation of rail car rehabilitation costs, and the assumptions used in the impairment analysis of long-lived assets and evaluation of going concern. Actual results may differ from previously estimated amounts, and such differences may be material to our consolidated financial statements. The Company periodically reviews estimates and assumptions, and the effects of revisions are reflected in the period in which the revision is made.

Revenue Recognition

Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. Our contracts primarily consist of agreements with marketing companies and other customers as described below. Our performance obligations consist of the delivery of ethanol, distillers' grains, corn oil, and natural gas to our customers. Our customers primarily consist of two distinct marketing companies as described below. The consideration we receive for these products reflects an amount that the Company expects to be entitled to in exchange for those products, based on current observable market prices at the Chicago Mercantile Exchange, generally, and adjusted for local market differentials. Our contracts have specific delivery modes, rail or truck, and dates. Revenue is recognized when the Company delivers the products to the mode of transportation specified in the contract, at the transaction price established in the contract, net of commissions, fees, and freight. We sell each of the products via different marketing channels as described below.

●	Ethanol. The Company sells its ethanol via a marketing agreement with Eco-Energy, Inc. Eco-Energy sells one hundred percent of the Company's ethanol production based on agreements with end users at prices agreed upon mutually among the end user, Eco-Energy and the Company. Our performance obligations consist of our obligation to deliver ethanol to our customers. Our customer contracts consist of orders received from the customer pursuant to a marketing agreement. The marketing agreement calls for control and title to pass to Eco-Energy once a rail car is released to the railroad or a truck is released from the Company's scales. Revenue is recognized then at the price in the agreement with the end user, net of commissions, freight, and fees.

●	Distillers grains. GFE and HLBE engage another third-party marketing company, RPMG, Inc. (“RPMG”) and Gavilon Ingredients, Inc. (“Gavilon”), respectively, to sell one hundred percent of the distillers grains it produces at the plant. RPMG and Gavilon take title and control once a rail car is released to the railroad or a truck is released from the Company's scales. Prices are agreed upon between RPMG, Gavilon and the Company. Our performance obligations consist of our obligation to deliver corn oil to our customers. Our customer contracts consist of orders received from the customer pursuant to a marketing agreement. Revenue is recognized net of commissions, freight and fees.

●	Distillers corn oil (corn oil). The Company sells one hundred percent of its corn oil production to RPMG, Inc. The process for selling corn oil is the same as our distillers’ grains. RPMG takes title and control once a rail car is released to the railroad or a truck is released from the Company's scales. Prices are agreed upon between RPMG and the Company. Our performance obligations consist of our obligation to deliver corn oil to our customers. Our customer contracts consist of orders received from the customer pursuant to a marketing agreement. Revenue is recognized net of commissions, freight and fees.

●	Natural gas. The Company sells natural gas through its wholly-owned subsidiary Agrinatural Gas, LLC. Agrinatural owns approximately 190 miles of natural gas pipeline and provides natural gas to HLBE’s ethanol plant and other commercial, agricultural and residential customers through a connection with the natural gas pipeline facilities of Northern Border Pipeline Company. Agrinatural’s revenues are generated through natural gas distribution fees and sales. HLBE is its largest customer by volume and revenue.

Cost of Goods Sold

The primary components of cost of goods sold for the production of ethanol and related co-products are corn, energy, raw materials, overhead, depreciation, rail car rehabilitation costs, and direct labor.

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Operating Expenses

The primary components of operating expenses are salaries and expenses for administrative employees, professional fees, board of governor expenses, loss on disposal of assets and property taxes.

Cash and Cash Equivalents

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

Restricted Cash

The Company is periodically required to maintain at its broker cash balances related to open commodity derivative instrument positions as discussed in Note 8.

Accounts Receivable

Credit terms are extended to customers in the normal course of business. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral.

Accounts receivable are recorded at their estimated net realizable value. Accounts are considered past due if payment is not made on a timely basis in accordance with the Company’s credit terms. Accounts considered uncollectible are written off. The Company follows a policy of providing an allowance for doubtful accounts; however, based on historical experience, and its evaluation of the current status of receivables, the Company is of the belief that such accounts will be collectible in all material respects and thus an allowance was not necessary at October 31, 2021 or 2020. It is at least possible this estimate will change in the future.

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

The Company has adopted authoritative guidance related to “Derivatives and Hedging,” and has included the required enhanced quantitative and qualitative disclosure about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses from derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. See further discussion in Note 8.

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

Long-Lived Assets

Long-lived assets, such as property and equipment, and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When determining impairment losses, a long-lived asset should be grouped with other assets or liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets or liabilities.  If circumstances require a long-lived asset be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by an asset to the carrying value of the asset. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including, but not limited to, discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. No impairment expense was recorded during fiscal 2021 and 2020.

Investments

GFE owns 1,600 capital units of Ringneck Energy & Feed, LLC (“Ringneck”) at a price of $5,000 per unit for a total of $8,000,000.  Ringneck is a South Dakota limited liability company that constructed an 80 million gallon per year ethanol manufacturing plant outside of Onida, South Dakota in Sully County. GFE’s investment is sufficient to secure the Company

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

the right to appoint one director to the board of directors of Ringneck. GFE has appointed Jeffrey Oestmann, its CEO, to serve as its appointed director.

On June 29, 2018, GFE executed a subscription agreement for investment in Harvestone Group, LLC (“Harvestone”), a Delaware limited liability company, and a Joinder to the Operating Agreement of Harvestone.  In connection with the execution of the subscription agreement and joinder, GFE made a capital contribution of $2,000,000 in exchange for twenty (20) preferred membership units. Harvestone is an ethanol marketing, logistics, and trading company headquartered in Franklin, Tennessee.  Harvestone is owned by several other ethanol producers and other private investors, and its primary business is marketing and trading for member and non-member ethanol producers. The marketing and trading commenced in January 2019.

On November 15, 2021, Harvestone redeemed GFE’s 20 units for $3,000,000.  As a result of the Harvestone redemption, GFE no longer owns any Harvestone units and has ceased to be a member of Harvestone. As a result of the ongoing negotiations as of fiscal year end, the Harvestone investment was impaired to $3,000,000, and the impairment of approximately $300,000 was recorded within investment income on the consolidated statement of operations, at October 31, 2021. The Company received and recorded the $3,000,000 redemption in November 2021.

The investments are accounted for by the equity method, under which the Company’s share of the net income of the investee is recognized as income in the Company’s Consolidated Statements of Operations and added to the investment account, and distributions received from the affiliates are treated as a reduction of the investment.

Summarized financial information of Ringneck, which was a significant investment as of October 31, 2020, is as follows:

2020
Current Assets	$19,510,000
Total Assets	149,434,000
Current Liabilities	16,206,000
Total Liabilities	69,439,000
Members' Equity	79,995,000

12 Months Ended October 31, 2020
Revenue	$114,768,000
Gross Profit	6,325,000
Operating Profit	7,758,000
Net Profit	424,000

Patronage Investment

Patronage investment consists of the patron equities of GFE’s electricity supplier. Non-cash patronage dividends are recognized when declared/communicated to GFE. Cash redemptions are recorded as a reduction of the investment. This investment is carried at the lower of cost or fair value. See Note 2 - PATRONAGE INVESTMENT AND CORRECTION OF ERROR.

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

Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value, the Company has elected not to record any other assets or liabilities at fair value. Except for the impairment of the Harvestone investment to fair value, no events occurred during the fiscal years ended October 31, 2021 or 2020 that required adjustment to the recognized balances of assets or liabilities, which are recorded at fair value on a nonrecurring basis.

The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximates fair value due to the short maturity of these instruments. The Company obtains fair value measurements from an independent pricing service for corn derivative contracts.  The fair value measurements consider observable data that may include dealer quotes and live trading levels from the Chicago Board of Trade and New York Mercantile Exchange markets.  The fair value of the long-term debt is estimated based on anticipated interest rates which management believes would currently be available to the Company for similar issues of debt, taking into account the current credit risk of the Company and other market factors.  The Company believes the carrying value of the debt instruments approximate fair value.

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

The Company had no significant uncertain tax positions as of October 31, 2021 or 2020 that would require disclosure, primarily due to the partnership tax status. The Company recognizes and measures tax benefits when realization of the benefits is uncertain under a two-step approach. The first step is to determine whether the benefit meets the more-likely-than-not condition for recognition and the second step is to determine the amount to be recognized based on the cumulative probability that exceeds 50%. Primarily due to the Company’s tax status as a partnership, the adoption of this guidance had no material impact on the Company’s financial condition or results of operations.

The Company files income tax returns in the U.S. federal and Minnesota state jurisdictions. For years before 2018, the Company is no longer subject to U.S. Federal or state income tax examinations.

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Environmental Liabilities

The Company’s operations are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which it operates. These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its location. Accordingly, the Company has adopted policies, practices, and procedures in the areas of pollution control, occupational health, and the production, handling, storage, and use of hazardous materials to prevent material environmental or other damage, and to limit the financial liability, which could result from such events. Environmental liabilities are recorded when the liability is probable and the costs can be reasonably estimated. No expense has been recorded for the fiscal years ended October 31, 2021 or 2020.

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

2. PATRONAGE INVESTMENT AND CORRECTION OF ERROR

During the fourth quarter of fiscal year 2021, management became aware of an investment related to patronage in the Company’s electricity supplier that had not previously been recognized in the consolidated financial statements. The Company recognized the investment during the fourth quarter of fiscal year 2021 whereby approximately $3.2 million of investment income was recognized as a component of other income on the consolidated statement of operations for the fiscal year ended October 31, 2021. Of the approximate $3.2 million of investment income recognized during 2021, approximately $0.4 million related to income earned during fiscal year 2021, approximately $0.4 million related to investment income earned during fiscal year 2020, and the remaining $2.4 million related to fiscal years prior to 2020. The investment balance as of October 31, 2021 was approximately $2.9 million.

3.  RISKS AND UNCERTAINTIES

The Company has certain risks and uncertainties that it experiences during volatile market conditions. These volatilities can have a severe impact on operations.  The Company’s revenues are derived primarily from the sale and distribution of

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

4. REVENUE

Revenue by Source

All revenues from contracts with customers under ASC Topic 606 are recognized at a point in time. The following table disaggregates revenue by major source for the fiscal year ended October 31:

Fiscal Year Ended October 31, 2021
Total
Ethanol	$240,874,504
Distillers’ Grains	49,185,948
Corn Oil	17,147,981
Other	1,221,727
Natural Gas Pipeline	1,185,216
Total Revenues	$309,615,376

Fiscal Year Ended October 31, 2020
Total
Ethanol	$126,605,211
Distillers’ Grains	29,672,577
Corn Oil	6,590,481
Other	678,226
Natural Gas Pipeline	1,407,346
Total Revenues	$164,953,841

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

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

5. FAIR VALUE

The Company follows accounting guidance related to fair value disclosures.  For the Company, this guidance applies to certain derivative investments.  The authoritative guidance also clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair measurements.

The following table provides information on those derivative assets and liabilities measured at fair value on a recurring basis at October 31, 2021:

			Fair Value Measurement Using
			Quoted Prices	Significant Other	Significant
	Carrying Amount in		in Active Markets	Observable Inputs	Unobservable Inputs
Financial Assets:	Consolidated Balance Sheet	Fair Value	(Level 1)	(Level 2)	(Level 3)
Commodity Derivative instruments - Corn	$39,067	$39,067	$39,067	$—	$—

Financial Liabilities:
Commodity Derivative instruments - Corn	$732,801	$732,801	$732,801	$—	$—
Accounts Payable (1)	$923,550	$923,550	$—	$923,550	$—

The following table provides information on those derivative assets measured at fair value on a recurring basis at October 31, 2020:

			Fair Value Measurement Using
			Quoted Prices	Significant Other	Significant
	Carrying Amount in		in Active Markets	Observable Inputs	Unobservable Inputs
	Consolidated Balance Sheet	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Commodity Derivative Instruments - Ethanol	$56,050	$56,050	$56,050	$—	$—

Financial Liabilities:
Commodity Derivative Instruments - Corn	$816,478	$816,478	$816,478	$—	$—
Accounts Payable (1)	$772,795	$772,795	$	$772,795

(1)	Accounts payable is generally stated at historical amounts with the exception of amounts in this table related to certain delivered inventory for which the payable fluctuates based on the changes in commodity prices. These payables are hybrid financial instruments for which the Company has elected the fair value option.

The Company determines the fair value of commodity derivative instruments by obtaining fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes and live trading levels from the Chicago Board of Trade market and New York Mercantile Exchange.

6. CONCENTRATIONS

Granite Falls Energy

GFE sold all of the ethanol, distillers’ grains, and corn oil produced at its plant to two customers under marketing agreements during the fiscal years ended October 31, 2021 and 2020.

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The percentage of GFE’s total revenues attributable to each of its two major customers for the fiscal years ended October 31, 2021 and 2020 were as follows:

	October 31, 2021	October 31, 2020
Eco-Energy, Inc. - Ethanol	76.7%	77.0%
RPMG, Inc. - Distillers' Grains & Corn Oil	23.3%	23.0%

The percentage of GFE’s total accounts receivable attributable to each of its two major customers at October 31, 2021 and 2020 were as follows:

	October 31, 2021	October 31, 2020
Eco-Energy, Inc. - Ethanol	82.9%	72.1%
RPMG, Inc. - Distillers' Grains & Corn Oil	15.0%	24.6%

Heron Lake BioEnergy

HLBE sold all of the ethanol, distillers’ grains, and corn oil produced at its plant to three customers under marketing agreements during the fiscal years ended October 31, 2021 and 2020.

The percentage of HLBE’s total revenues attributable to each of HLBE’s two major customers for the fiscal years ended October 31, 2021 and 2020 were as follows:

	October 31, 2021	October 31, 2020
Eco-Energy, Inc. - Ethanol	78.7%	76.7%
Gavilon Ingredients, LLC - Distillers' Grains	14.3%	15.9%

The percentage of HLBE’s total accounts receivable attributable to each of HLBE’s two major customers at October 31, 2021 and 2020 were as follows:

	October 31, 2021	October 31, 2020
Eco-Energy, Inc. - Ethanol	66.5%	54.8%
Gavilon Ingredients, LLC - Distillers' Grains	22.2%	20.0%

7.  INVENTORY

Inventory consists of the following at October 31:

	October 31, 2021	October 31, 2020
Raw materials	$10,742,480	$4,893,502
Supplies	3,322,639	3,070,458
Work in process	2,023,966	1,480,871
Finished goods	4,660,746	4,346,974
Totals	$20,749,831	$13,791,805

The Company performs a lower of cost or net realizable value analysis on inventory to determine if the market values of certain inventories are less than their carrying value, which is attributable primarily to decreases in market prices of corn and ethanol. Based on the lower of cost or net realizable value analysis, the Company recorded a loss on ethanol inventories, as a component of cost of goods sold, of approximately $383,000 for the fiscal year ended October 31, 2020. There were no recorded losses on inventory for the fiscal year ended October 31, 2021.

8.  DERIVATIVE INSTRUMENTS

The Company enters into corn, ethanol, and natural gas derivatives in order to protect cash flows from fluctuations caused by volatility in commodity prices for periods up to 24 months. These derivatives are put in place to protect gross profit margins from potentially adverse effects of market and price volatility on ethanol sales and corn purchase commitments

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

where the prices are set at a future date. Although these derivative instruments serve the Company’s purpose as an economic hedge, they are not designated as effective hedges for accounting purposes. For derivative instruments that are not accounted for as hedges, or for the ineffective portions of qualifying hedges, the change in fair value is recorded through earnings in the period of change.

As of October 31, 2021, the total notional amount of GFE’s outstanding corn derivative instruments was approximately 6,385,000 bushels, comprised of long corn futures positions on 2,075,000 bushels that were entered into to hedge forecasted ethanol sales through March 2022, and short corn futures positions on 4,310,000 bushels that were entered into to hedge its forward corn purchase contracts through December 2022. Additionally, there are corn options positions of 140,000 bushels through May 2022. There may be offsetting positions that are not shown on a net basis that could lower the notional amount of positions outstanding.

As of October 31, 2021, GFE had approximately $1,365,000 of cash collateral (restricted cash) related to derivatives held by a broker.

As of October 31, 2021, the total notional amount of HLBE’s outstanding corn derivative instruments was approximately 2,790,000 bushels, comprised of long corn futures positions on 1,105,000 bushels that were entered into to hedge forecasted ethanol sales through December 2021, and short corn futures positions on 1,685,000 bushels that were entered into to hedge its forward corn purchase contracts through December 2022.  There may be offsetting positions that are not shown on a net basis that could lower the notional amount of positions outstanding.

As of October 31, 2021, HLBE had approximately $276,000 in cash collateral (restricted cash) related to derivatives held by a broker.

The following tables provide details regarding the Company’s derivative instruments at October 31, 2021, none of which were designated as hedging instruments:

	Consolidated Balance Sheet Location	Assets	Liabilities
Corn contracts - GFE	Commodity derivative instruments	$—	$605,813
Corn contracts - HLBE	Commodity derivative instruments	—	126,988
Ethanol contracts - GFE	Commodity derivative instruments	8,813	—
Ethanol contracts - HLBE	Commodity derivative instruments	30,263	—
Totals		$39,076	$732,801

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

The following tables provide details regarding the gains (losses) from Company’s derivative instruments in statements of operations, none of which are designated as hedging instruments:

	Consolidated Statement	Fiscal Year Ended October 31,
	of Operations Location	2021	2020
Corn contracts	Cost of Goods Sold	$(8,172,806)	$(2,369,337)
Ethanol contracts	Revenues	210,087	(350,360)
Total loss		$(7,962,719)	$(2,719,697)

9.  PROPERTY AND EQUIPMENT

A summary of property and equipment is as follows:

	October 31, 2021	October 31, 2020
Land and improvements	$13,926,199	$13,926,199
Railroad improvements	9,045,112	9,045,112
Process equipment and tanks	139,934,099	134,233,838
Administration building	569,328	569,328
Office equipment	1,083,694	1,083,694
Rolling stock	2,151,700	2,150,700
Construction in progress	1,147,909	4,680,716
	167,858,041	165,689,587
Less: accumulated depreciation	(118,141,795)	(110,723,604)
Net property and equipment	$49,716,246	$54,965,983

Depreciation expense totaled approximately $7,396,000 and $9,311,000 for the fiscal years ended October 31, 2021 and 2020, respectively.

In July 2020, HLBE experienced significant operational issues with its boiler, which negatively impacted production. HLBE operated with temporary boilers from August 2020 through part of January 2021. HLBE determined that the purchase and installation of a new boiler would be more economical and efficient than attempted repairs to the failing boiler. During fiscal year 2020, HLBE abandoned the failing boiler and recorded a loss on the disposal as a component of operating expenses during the fourth quarter of the fiscal year ended October 31, 2020, totaling approximately $1.8 million.

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

10.  DEBT FACILITIES

Granite Falls Energy

On September 27, 2021, GFE finalized loan documents for an amended credit facility (the “2021 Credit Facility”) with AgCountry Farm Credit Services, PCA, AgCountry Farm Credit Services, FLCA (“AgCountry”). CoBank FCB (“CoBank”) serves as AgCountry’s administrative agent for the 2021 Credit Facility. The 2021 Credit Facility is intended to finance GFE’s acquisition of Heron Lake BioEnergy, LLC (“HLBE”) and consolidate certain existing debts of GFE and HLBE.  The loan documents include an Amended and Restated Credit Agreement (the “Credit Agreement”), which amends and replaces the Company’s credit agreement with AgCountry dated September 27, 2018.

The 2021 Credit Facility contains customary financial and affirmative covenants and negative covenants for loans of this type and size to ethanol companies. Each loan from AgCountry to GFE is subject to the terms of the Credit Agreement.  Pursuant to the Credit Agreement, all agreements between GFE and AgCountry and/or CoBank are secured by a first lien on all equity or personal property owned or acquired by GFE. Financial covenants under the Amended Credit Facility include (i) maintenance of working capital of at least $20.0 million, and (ii) maintenance of a debt service coverage ratio of not less than 1.75 to 1.00 at the end of each fiscal year, beginning October 31, 2022.

The 2021 Credit Facility provides for customary events of default which include (subject in certain cases to customary grace and cure periods), among others, the following: nonpayment of principal or interest; breach of covenants or other agreements in the Amended Credit Facility; defaults in failure to pay certain other indebtedness; and certain events of bankruptcy or insolvency.  If any event of default occurs, the remaining principal balance and accrued interest on all loans subject to the Amended Credit Facility will become immediately due and payable.

The 2021 Credit Facility includes the following agreements:

$20 million Revolving Credit Promissory Note:

Under the terms of the Revolving Credit Promissory Note, GFE may borrow, repay, and reborrow up to the aggregate principal commitment amount of $20.0 million. Final payment of amounts borrowed under revolving credit promissory note is due October 1, 2022. Interest on the amended revolving term promissory note accrues at a variable weekly rate equal to the One-Month London Interbank Offered Rate (“LIBOR”) Index rate plus 3.25% and is payable monthly in arrears, which equated to 3.34% at October 31, 2021. The revolving credit promissory note is also subject to a 0.30% fee on the unused commitment. The purpose of the revolving credit promissory note is to provide for the operating needs of GFE and consolidate a $5 million revolving credit promissory note dated February 4, 2021, between AgCountry and HLBE.

$20 million Amended and Restated Revolving Term Promissory Note:

Under the terms of the Amended and Restated Revolving Term Promissory Note, GFE may borrow, repay, and reborrow up to the aggregate principal commitment amount of $20.0 million. Final payment of amounts borrowed under the note is due October 1, 2026. Subject to GFE’s selection, interest on the note accrues at either a variable weekly rate of the LIBOR Index rate plus 3.50%, which equated to 3.59% at October 31, 2021, or an annual fixed rate determined by CoBank.  The note is subject to an overadvance fee, an amendment fee, and a 0.50% unused commitment fee. The purposes of the note are to providing working capital to GFE, to finance GFE’s acquisition of the non-controlling interest of HLBE, and to terminate and transfer to GFE the existing indebtedness on a $13 million amended and restated revolving term promissory note dated June 11, 2020, between HLBE and AgCountry.

$25 million Single Advance Term Promissory Note:

Under the terms of the $25.0 million Single Advance Term Promissory Note, AgCountry agrees to make a single advance loan to GFE in the amount of $25.0 million for the purpose of financing GFE’s acquisition of the non-controlling interest of HLBE and refinancing existing indebtedness.  GFE agrees to repay the note in eighteen quarterly installments of $1.125 million, beginning March 2022, plus a final installment of any unpaid balance. Subject to GFE’s selection, the amounts

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

borrowed bear interest at either a variable weekly rate equal to the LIBOR Index Rate plus 3.50%, which equated to 3.59% at October 31, 2021, or an annual fixed rate set by CoBank, with a minimum period of one year and minimum amount of $100,000.

$2.4 million Single Advance Term Promissory Note:

Under the terms of the $2.4 million Single Advance Term Promissory Note, AgCountry made a single advance loan to GFE in the amount of $2.4 million loan for the purpose of financing GFE’s acquisition of the non-controlling interest of HLBE and to terminate and transfer GFE’s existing indebtedness pursuant to a HLBE’s single advance term promissory note dated June 19, 2020. Amounts borrowed under the note bear interest at a fixed rate of 3.80%.  The note is to be repaid in seven semi-annual installments of $300,000, beginning December 2021 and the final installment of the unpaid balance in June 2025.  HLBE’s single advance term promissory note dated June 19, 2020 provided a commitment of $3.0 million to HLBE for the purpose of constructing a new grain bin and reducing a revolving term promissory note.

Project Hawkeye Loan

On August 2, 2017, GFE entered into a replacement credit facility with Project Hawkeye. The terms of the replacement credit facility allow GFE to borrow up to $7.5 million of variable-rate, amortizing non-recourse debt from Project Hawkeye using the GFE’s $7.5 million investment in Ringneck Energy & Feed, LLC (“Ringneck”), as collateral.  The Project Hawkeye loan bears interest from date funds are first advanced on the loan through maturity, at a rate per annum equal to the sum of the One Month LIBOR Index Rate plus 3.05% per annum, with an interest rate floor of 3.55%, which equated to 3.55% at October 31, 2021.

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

SBA Paycheck Protection Program Loan

In March 2020, Congress passed the Paycheck Protection Program, authorizing loans to small businesses for use in paying employees that they continue to employ throughout the COVID-19 pandemic and for rent, utilities and interest on mortgages. Loans obtained through the Paycheck Protection Program are eligible to be forgiven as long as the proceeds are used for qualifying purposes and certain other conditions are met. On April 17, 2020, GFE received a loan in the amount of $703,900 through the Paycheck Protection Program. This note was forgiven in full during February 2021. Forgiveness income is recorded as a component of other income on the consolidated statement of operations.

In February 2021, GFE received a second Paycheck Protection Program loan in the amount of $703,900. The loan was forgiven in full during July 2021. Forgiveness income is recorded as a component of other income on the statement of operations.

Heron Lake BioEnergy

SBA Paycheck Protection Program Loan

In March 2020, Congress passed the Paycheck Protection Program, authorizing loans to small businesses for use in paying employees that they continue to employ throughout the COVID-19 pandemic and for rent, utilities and interest on mortgages. Loans obtained through the Paycheck Protection Program are eligible to be forgiven as long as the proceeds

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

are used for qualifying purposes and certain other conditions are met. On April 18, 2020, HLBE received a loan in the amount of $595,693 through the Paycheck Protection Program. The loan was forgiven in full during March 2021. Forgiveness income is recorded as a component of other income on the consolidated statement of operations.

In February 2021, HLBE received a second Paycheck Protection Program loan in the amount of $595,693. The loan was forgiven in full during August 2021. Forgiveness income is recorded as a component of other income on the statement of operations.

Long-term debt consists of the following:

	October 31, 2021	October 31, 2020
GRANITE FALLS ENERGY:
$20 million Revolving Credit Promissory Note, see terms above	$—	$—
$20 million Revolving term loan, see terms above	—	—
$25 million Single Advance Term Promissory Note, see terms above	25,000,000	—
$2.4 million Single Advance Term Promissory Note, see terms above	2,400,000	—
Term note payable to Project Hawkeye, see terms above	5,267,857	6,339,286
SBA Paycheck Protection Program loan, see terms above	—	703,900

HERON LAKE BIOENERGY:
Amended revolving term note payable to lending institution, amended within the 2021 Credit Facility as noted above	—	7,891,426
Single advance term note payable to lending institution, amended within the 2021 Credit Facility as noted above	—	3,000,000
Short term revolving note, see notes above	—	—
Assessment payable as part of water supply agreement, due in semi-annual installments of $189,393 with interest at 6.55%, enforceable by statutory lien, with the final payment paid October 2021. HLBE made deposits for one year's worth of debt service payments of approximately $364,000, which is included with other current assets that are held on deposit to be applied with the final payments of the assessment.	—	300,551
SBA Paycheck Protection Program Loan, see terms above	—	595,693
Totals	32,667,857	18,830,856
Less: amounts due within one year	5,046,429	12,954,538
Net long-term debt	$27,621,428	$5,876,318

Based on the most recent debt agreements, estimated maturities of long-term debt at October 31, 2021 are as follows:

2022	$5,046,429
2023	6,171,429
2024	6,171,429
2025	6,171,429
2026	9,107,141
Total debt	$32,667,857

11. MEMBERS’ EQUITY

GFE has one class of membership units. The units have no par value and have identical rights, obligations and privileges.  Income and losses are allocated to all members based upon their respective percentage of units held.  As of October 31, 2021 and 2020, GFE had 30,606 membership units authorized, issued, and outstanding.

On December 22, 2021, the Board of Governors of the Company declared a cash distribution of $330.00 per membership unit to the holders of record of the Company’s units at the close of business on December 22, 2021, for a total distribution of $10,099,980. The Company paid the distribution in January 2022.

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

12. LEASES

The Company leases rail cars for its facility to transport ethanol and dried distillers’ grains to its end customers. Operating lease right of use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company uses its estimated incremental borrowing rate, unless an implicit rate is readily determinable, as the discount rate for each lease in determining the present value of lease payments. For the twelve months ended October 31, 2021, the Company’s weighted average discount rate was 4.87%.  Operating lease expense is recognized on a straight-line basis over the lease term.

The Company determines if an arrangement is a lease or contains a lease at inception. The Company’s leases have remaining terms of approximately one to six years. For the twelve months ended October 31, 2021, the weighted average remaining lease term was four years.

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

The following table summarizes the remaining annual maturities of the Company’s operating lease liabilities as of October 31, 2021:

2022	$4,315,800
2023	4,056,600
2024	3,442,200
2025	3,034,200
2026	2,131,650
Thereafter	545,800
Totals	17,526,250
Less: Amount representing interest	1,770,855
Lease liabilities	$15,755,395

HLBE recorded operating lease costs of approximately $2,666,000 and $2,331,000 in cost of goods sold in the Company’s consolidated statement of operations, which approximates the cash paid for the fiscal years ending October 31, 2021 and 2020, respectively.

GFE recorded operating lease costs of approximately $3,324,000 and $3,181,000 in cost of goods sold in the Company’s consolidated statement of operations, which approximates the cash paid for the fiscal years ending October 31, 2021 and 2020, respectively.

13. EMPLOYEE BENEFIT PLANS

GFE has a defined contribution plan available to all of its qualified employees. GFE contributes a match of 50% of the participant’s salary deferral up to a maximum of 3% of the employee’s salary.  GFE contributions totaled approximately $74,000 and $76,000 for the fiscal years ended October 31, 2021 and 2020, respectively.

HLBE has a defined contribution plan available to all of its qualified employees. HLBE contributes a match of 50% of the participant’s salary deferral up to a maximum of 4% of the employee’s salary.  HLBE contributions totaled approximately $91,000 and $89,000 for the fiscal years ended October 31, 2021 and 2020, respectively.

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

14. INCOME TAXES

The differences between the consolidated financial statement basis and tax basis of assets are estimated as follows:

		October 31, 2021	October 31, 2020
Financial Statement basis of assets	*	$145,136,914	$116,197,703
Organization & start-up costs capitalized for tax purposes, net		175,030	12,415
Tax depreciation greater than book depreciation		(58,514,418)	(6,156,300)
Impairment charge		27,844,579	—
Unrealized derivatives gains (losses) of commodity derivative instruments		(39,076)	(40,900)
Capitalized inventory		122,930	35,777
Operating lease right of use assets		(15,755,395)	(10,092,405)
Investment in other partnerships		(7,110,613)	—
Net effect of consolidation of acquired subsidiary		—	(37,161,919)
Income tax basis of assets		$91,859,951	$62,794,371

*The Financial Statement basis of assets is the total assets of GFE and HLBE. See consolidated balance sheet in financial statements.

Financial Statement basis of liabilities		$71,215,181	$54,305,876
Accrued rail car maintenance		(252,797)	(825,000)
Other accruals		(1,467,848)	(122,041)
Operating lease liability		(15,755,395)	(10,092,405)
Net effect of consolidation of acquired subsidiary		—	(10,065,001)
Income tax basis of liabilities		$53,739,141	$33,201,429

15. RELATED PARTY TRANSACTIONS

GFE Corn Purchases - Members

GFE purchased corn from members of its Board of Governors of approximately $5,824,000 for the fiscal year ended October 31, 2021, of which approximately $233,000 is included in the accounts payable at October 31, 2021 and $3,099,000 for the fiscal year ended October 31, 2020, of which approximately $353,000 is included in accounts payable at October 31, 2020.

HLBE Corn Purchases - Members

Until the date of the completed Merger, HLBE purchased corn from members of its Board of Governors of approximately $19,809,000 in fiscal year 2021, of which none is included in accounts payable at October 31, 2021 and $12,545,000 in fiscal year 2020, of which approximately $171,000 is included in accounts payable at October 31, 2020.

16. COMMITMENTS AND CONTINGENCIES

Corn Purchase Commitments

At October 31, 2021, GFE had cash and basis contracts for forward corn purchase commitments for approximately 4,929,000 bushels for deliveries through December 2022.

At October 31, 2021, HLBE had cash and basis contracts for forward corn purchase commitments for approximately 3,272,000 bushels for deliveries through December 2022.

Given the uncertainty of future ethanol and corn prices, the Company could incur a loss on the outstanding corn purchase contracts in future periods. Management has evaluated these forward contracts using the lower of cost or net realizable

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

value evaluation, similar to the method used on its inventory, and has determined that an impairment loss existed at HLBE of approximately $47,000 at October 31, 2020, and no impairment losses existed at GFE at October 31, 2021 or 2020, or HLBE at October 31, 2021. The impairment expense is recorded as a component of costs of goods sold.

Ethanol Marketing Agreement

GFE currently has an ethanol marketing agreement with Eco-Energy, Inc., an unrelated party (“Eco-Energy”). Pursuant to this marketing agreement, Eco-Energy purchases the entire ethanol output of GFE’s ethanol plant and arranges for the transportation of ethanol; however, GFE is responsible for securing all of the rail cars necessary for the transport of ethanol by rail except for 43 rail cars leased to GFE by Eco-Energy under the marketing agreement. GFE pays Eco-Energy a marketing fee per gallon of ethanol sold in consideration of Eco-Energy’s services, as well as a fixed lease fee for rail cars leased from Eco-Energy to GFE. Our marketing contracts were amended for an effective date of January 1, 2022, and an expiration date of December 31, 2023. The contracts will automatically renew for an additional two years unless either party gives written 90-day notice. The amendment provides for certain negotiated changes to the marketing fees payable to Eco-Energy by GFE and payment terms based on prevailing market-rate conditions for comparable ethanol marketed services. The changes to the marketing fee and timing of payments by Eco-Energy were negotiated based on prevailing market-rate conditions for comparable ethanol marketing services.

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

Total ethanol marketing fees and commissions of GFE and HLBE approximated $754,000 and $589,000 for the fiscal years ended October 31, 2021 and 2020, respectively, and are included net within revenues.

Ethanol Contracts

At October 31, 2021, GFE had fixed and basis contracts to sell approximately $19,612,000 of ethanol for various delivery periods through December 2021, which approximates 85% of its anticipated ethanol sales for this that period.

At October 31, 2021, HLBE had fixed and basis contracts to sell approximately $18,711,000 of ethanol for various delivery periods through December 2021, which approximates 78% of its anticipated ethanol sales for this that period.

Distillers Grain Marketing Agreement

GFE has a distillers’ grains marketing agreement with RPMG, Inc. (“RPMG”), an unrelated party, for the purpose of marketing and selling all distillers’ grains produced by GFE. The contract commenced on February 1, 2011 with an initial term of one year, and will continue to remain in effect until terminated by either party at its unqualified option, by providing written notice of not less than 90 days to the other party. Distillers’ grains commissions to RPMG totaled approximately $277,000 and $255,000 for the fiscal years ended October 31, 2021 and 2020, respectively, and are included net within revenues.

At October 31, 2021, GFE had forward contracts to sell approximately $1,349,000 of distillers’ grain for deliveries through November 2021, which approximates 45% of its anticipated distillers’ grain sales during that period.

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

HLBE has a distillers’ grains off-take agreement with Gavilon Ingredients, LLC (“Gavilon”), an unrelated party.  Under this agreement, Gavilon purchases all of the distillers’ grains produced at HLBE’s ethanol plant in exchange for a service fee. The contract commenced on November 1, 2013 with an initial term of six months, and will continue to remain in effect until terminated by either party at its unqualified option, by providing written notice of not less than 60 days to the other party.  Distillers’ grains commissions totaled approximately $326,000 and $187,000 for the fiscal years ended October 31, 2021 and 2020, respectively.

At October 31, 2021, HLBE had forward contracts to sell approximately $1,550,000 of distillers’ grains for delivery through December 2021, which approximates 30% of its anticipated distillers’ grains sales during that period.

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

Corn oil commissions of GFE and HLBE totaled approximately $180,000 and $138,000 for the fiscal years ended October 31, 2021 and 2020, respectively, and are included net within revenues.

At October 31, 2021, GFE had forward contracts to sell approximately $1,693,000 of corn oil for delivery through December 2021, which approximates 85% of its anticipated corn oil sales for that period.

At October 31, 2021, HLBE had forward contracts to sell approximately $1,470,000 of corn oil for delivery through December 2021, which approximates 70% of its anticipated corn oil sales for that period.

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

Amended and Restated Letter of Credit Promissory Note

Under the terms of the Amended and Restated Letter of Credit Promissory Note, GFE may borrow, repay, and reborrow up to the aggregate principal commitment amount of $500,000 for the purpose of opening letters of credit for its account. Final payment of amounts borrowed under revolving credit promissory note is due December 1, 2023. Amounts borrowed bear interest at the LIBOR Index Rate plus 3.25%, which equated to 3.34% at October 31, 2021. The Amended and Restated Letter of Credit Promissory Note replaces the amended and restated letter of credit promissory note dated September 30, 2020, between GFE and AgCountry.

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

Under the previous industrial water supply development and distribution agreement with the City of Heron Lake, HLBE paid one half of the City of Heron Lake’s water well bond payments of $735,000, plus a 5% administrative fee, totaling approximately $594,000, and operating costs, relative to HLBE’s water usage, plus a 10% profit. HLBE recorded an assessment of approximately $367,000 with long-term debt as described in Note 10. HLBE paid operating and administrative expenses of approximately $12,000 per year.

In May 2006, HLBE entered into a water treatment agreement with the City of Heron Lake and Jackson County for 30 years. HLBE will pay for operating and maintenance costs of the plant in exchange for receiving treated water.  In addition, HLBE agreed to an assessment for a portion of the capital costs of the water treatment plant.

HLBE recorded assessments within long-term debt of $500,000 and $3,550,000 in fiscal 2007 and 2006, respectively, as described in Note 10.  HLBE paid operating and maintenance expenses of approximately $59,000 and $77,000 in fiscal 2021 and 2020, respectively.

Rail Car Rehabilitation Costs

GFE leases 75 hopper rail cars under a multi-year agreement, which ends November 2025. HLBE leases 50 hopper rail cars under a multi-year agreement which ends in May 2027. Under the agreements, the Company is required to pay to rehabilitate each car for "damage" that is considered to be other than normal wear and tear upon turn in of the car(s) at the termination of the lease. During the fiscal years ended October 31, 2021 and 2020, GFE has recorded a corresponding estimated long-term liability totaling $825,000. During the fiscal years ended October 31, 2021 and 2020, HLBE has recorded a corresponding estimated long-term liability totaling approximately $643,000 and $597,000, respectively. The Company accrues the estimated cost of rail car damages over the term of the leases as the damages are incurred as a component of cost of goods sold.

17.  LEGAL PROCEEDINGS

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

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Our management, including our Chief Executive Officer (the principal executive officer), Jeffrey Oestmann, along with our Chief Financial Officer (the principal financial officer), Stacie Schuler, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2021. Based upon this review and evaluation, these officers have concluded that our consolidated disclosure controls and procedures are not effective as of October 31, 2021 because of the identification of a material weakness in our internal control over financial reporting, as discussed further below.

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

Under the supervision of our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was not effective as of October 31, 2021 due to a material weakness in our controls over patronage investments. Remediation efforts will consist of new policies and procedures to assist management to better understand contractual terms with suppliers and vendors, including an assessment of any potential accounting implications. We will consider this material weakness to be fully remediated once the applicable controls operate for a sufficient period of time and our management has concluded, through testing, that these controls are operating effectively.

An attestation report from our accounting firm on our internal control over financial reporting is not included in this annual report because an attestation report is only required under the regulations of the Securities and Exchange Commission for accelerated filers and large accelerated filers.

(c)Changes in Internal Control Over Financial Reporting

Other than the material weakness and remediation efforts mentioned above, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fourth fiscal quarter ended October 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.OTHER INFORMATION

None.

PART III

Pursuant to General Instruction G(3), we omit Part III, Items 10, 11, 12, 13 and 14 and incorporate such items by reference to an amendment to this Annual Report on Form 10-K or to a definitive proxy statement (the “2022 Proxy Statement”) to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Annual Report (October 31, 2021).

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Information required by this Item is incorporated by reference to the 2022 Proxy Statement.

ITEM 11.EXECUTIVE COMPENSATION

The Information required by this Item is incorporated by reference to the 2022 Proxy Statement.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Information required by this Item is incorporated by reference to the 2022 Proxy Statement.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Information required by this Item is incorporated by reference to the 2022 Proxy Statement.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Information required by this Item is incorporated by reference to the 2022 Proxy Statement.

PART IV

ITEM 15.EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a)	List of Documents Filed as Part of this Report

The following exhibits and financial statements are filed as part of, or are incorporated by reference into, this report:

(1)	Financial Statements

The financial statements appear beginning at page 38 of this report.

(2)	Financial Statement Schedules

All supplemental schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

(3)	Exhibits

Exhibit No.	Exhibit	Incorporated by Reference To:
2.1	Plan of Merger between Granite Heron Merger Sub, LLC, and Heron Lake BioEnergy, LLC, dated March 24, 2021	Exhibit 2.1 to the registrant’s Form 8-K filed March 25, 2021 (File No. 000-51825)
3.1	Articles of Organization	Exhibit 3.1 to the registrant’s Form SB-2 filed with the Commission on August 30, 2002 (File No. 000-51277).
3.2	Amendment of Articles of Organization	Exhibit 3.1 to the registrant’s Form 10-QSB filed with the Commission on August 15, 2005 (File No. 000-51277).
3.3	Sixth Amended and Restated Operating Agreement	Exhibit 3.1 to the registrant’s Form 8-K filed with the Commission on March 29, 2017 (File No. 000-51277).
4.1	Form of Membership Unit Certificate.	Exhibit 4.1 to the registrant’s Pre-Effective Amendment No. 1 to Form SB-2 filed with the Commission on December 20, 2002 (File No. 000-51277).
10.1	Corn Storage and Delivery Agreement and Pre-Closing Memorandum dated October 6, 2003 between the Company and Farmers Cooperative Elevator Company.	Exhibit 10.2 to the registrant’s Form 10-QSB filed with the Commission on November 14, 2003 (File No. 000-51277).
10.2	Grain Procurement Agreement with Farmers Cooperative Elevator Company.	Exhibit 10.2 to the registrant’s Form 10-QSB filed with the Commission on November 15, 2004 (File No. 000-51277).
10.3	Electric Service Agreement dated August, 2004 with Minnesota Valley Cooperative Light and Power.	Exhibit 10.13 to the registrant’s Form 10-KSB filed with the Commission on March 31, 2005 (File No. 000-51277).
10.4	Trinity Rail Proposal for Rail Cars.	Exhibit 10.16 to the registrant’s Form 10-KSB filed with the Commission on March 31, 2005 (File No. 000-51277).
10.5	Ethanol Marketing Agreement with Eco-Energy, Inc. dated December 24, 2008. (+)	Exhibit 10.1 to the registrant’s Form 10-K filed with the Commission on January 27, 2009 (File No. 000-51277).
10.6	Corn Oil Marketing Agreement between the registrant and Renewable Products Marketing Group, LLC dated April 29, 2010. (+)	Exhibit 10.1 to the registrant’s Form 10-Q filed with the Commission on June 14, 2010 (File No. 000-51277).

10.7	Distillers’ Grains Marketing Agreement between RPMG, Inc. and Granite Falls Energy, LLC dated December 10, 2010. (+)	Exhibit 10.31 to the registrant’s Form 10-K filed with the Commission on January 26, 2011 (File No. 000-51277).
10.8	Insider Trading Policy of Granite Falls Energy, LLC dated February 17, 2011.	Exhibit 10.1 to the registrant’s Form 10-Q filed with the Commission on March 16, 2011 (File No. 000-51277).
10.9	Ethanol Marketing Agreement Amendment No. 2 between Eco-Energy, Inc. and Granite Falls Energy, LLC dated August 30, 2011. (+)	Exhibit 99.1 to the registrant’s Form 8-K filed with the Commission on September 1, 2011 (File No. 000-51277).
10.10	Master Loan Agreement between United FCS, PCA and Granite Falls Energy, LLC dated August 22, 2012.	Exhibit 10.14 to the registrant’s Form 10-K filed with the Commission on January 29, 2013 (File No. 000-51277).
10.11	Subscription Supplement Agreement dated July 31, 2013, by and among Heron Lake BioEnergy, LLC, Granite Falls Energy, LLC and Project Viking, L.L.C.	Exhibit 10.3 to the registrant’s Form 10-Q filed with the Commission on September 16, 2013 (File No. 000-51277).
10.12	Management Services Agreement effective as of July 31, 2013 between Granite Falls Energy, LLC and Heron Lake BioEnergy, LLC.	Exhibit 10.4 to the registrant’s Form 10-Q filed with the Commission on September 16, 2013 (File No. 000-51277).
10.13	Revolving Credit Supplement dated July 26, 2013 between United FCS, PCA and Granite Falls Energy, LLC.	Exhibit 10.9 to the registrant’s Form 10-Q filed with the Commission on September 16, 2013 (File No. 000-51277).
10.14	First Amended and Restated Articles of Organization of Heron Lake BioEnergy, LLC	Exhibit 3.1 to HLBE’s Form 8-K dated September 2, 2011 (File No. 000-51825).
10.15	Member Control Agreement of Heron Lake BioEnergy, LLC, as amended through August 30, 2011.	Exhibit 3.2 to HLBE’s Form 8-K dated September 2, 2011 (File No. 000-51825).
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

Exhibit 10.1 to the registrant’s Form 10-Q filed with the Commission on September 14, 2017 (File No. 000-51277).
10.38	Promissory Note issued August 2, 2017 by Granite Falls Energy, LLC as borrower to Project Hawkeye, LLC as lender in principal amount of $7,500,000.	Exhibit 10.2 to the registrant’s Form 10-Q filed with the Commission on September 14, 2017 (File No. 000-51277).
10.39	Pledge Agreement Dated August 2, 2017 between Granite Falls Energy, LLC and Project Hawkeye, LLC	Exhibit 10.3 to the registrant’s Form 10-Q filed with the Commission on September 14, 2017 (File No. 000-51277).
10.40	Amendment to Master Loan Agreement between AgCountry Farm Credit Services, PCA, successor by merger to United FCS, PCA and Granite Falls Energy, LLC dated September 8, 2017.	Exhibit 10.40 to the registrant’s Form 10-K filed with the Commission on January 29, 2018 (File No. 000-51277).
10.41	Revolving Credit Supplement dated September 8, 2017 between AgCountry Farm Credit Services, PCA, successor by merger to United FCS, PCA and Granite Falls Energy, LLC.	Exhibit 10.41 to the registrant’s Form 10-K filed with the Commission on January 29, 2018 (File No. 000-51277).
10.42	Subscription Agreement for Harvestone Group, LLC dated June 29, 2018 between Granite Falls Energy, LLC and Harvestone Group, LLC	Exhibit 10.1 to the registrant’s Form 10-Q filed with the Commission on September 14, 2018 (File No. 000-51277).
10.43	Industrial Water Supply and Distribution Agreement dated September 25, 2019 by and among Heron Lake BioEnergy, LLC (f/k/a Generation II Ethanol, LLC) and City of Heron Lake, Minnesota	Exhibit 10.32 to HLBE’s Form 10-K filed with the Commission on January 29, 2019 (File No. 000-51825).
10.44	Membership Interest Purchase Agreement dated October 18, 2019 by and among Rural Energy Solutions, LLC, HLBE Pipeline Company, LLC, Swan Engineering, Inc., Mychael Swan, and Agrinatural Gas, LLC	Exhibit 10.33 to HLBE’s Form 10-K filed with the Commission on January 29, 2019 (File No. 000-51825).
10.45	Amendment No. 2 dated October 28, 2019 to the Ethanol Marketing Agreement dated September 17, 2018 by and among Heron Lake BioEnergy, LLC and Eco-Energy, LLC (ɷ)	Exhibit 10.34 to HLBE’s Form 10-K filed with the Commission on January 29, 2019 (File No. 000-51825).
10.46	Amendment No. 5 dated September 26, 2019 to the Ethanol Marketing Agreement dated December 24, 2008 by and among Eco-Energy, LLC and Granite Falls Energy, LLC (ɷ) (**)	Exhibit 10.46 to HLBE’s Form 10-K filed with the Commission on January 29, 2020 (File No. 000-51277).
10.47	Negotiable Promissory Note dated December 1, 2020 by and between Heron Lake BioEnergy, LLC and Granite Falls Energy, LLC	Exhibit 10.35 to HLBE’s Form 10-K filed with the Commission on February 16, 2021 (File No. 000-51277).
10.48	Separation Agreement dated February 17, 2021 between Granite Falls Energy, LLC and Steve Christensen.(*)	Exhibit 10.1 to the registrant’s Form 8-K filed with the Commission on February 22, 2021 (File No. 000-51277).

10.49	Merger Agreement between Granite Falls Energy, LLC, and Heron Lake BioEnergy, LLC, dated March 24, 2021.	Exhibit 10.1 to registrant’s Form 8-K filed with the Commission on March 25, 2021 (File No. 000-51277).
10.50	Voting Agreement between Granite Falls Energy, LLC, and Heron Lake BioEnergy, LLC, dated March 24, 2021.	Exhibit 10.2 to registrant’s Form 8-K filed with the Commission on March 25, 2021 (File No. 000-51277).
10.51	Voting Agreement between Granite Falls Energy, LLC, and certain governors of Heron Lake BioEnergy, LLC, dated March 24, 2021.	Exhibit 10.3 to registrant’s Form 8-K filed with the Commission on March 25, 2021 (File No. 000-51277).
10.52	Letter of Employment between Jeffrey Oestmann and Granite Falls Energy, LLC, dated May 20, 2021.(*)	Exhibit 10.1 to registrant’s Form 8-K filed with the Commission on May 25, 2021 (File No. 000-51277).
10.53

Amended and Restated Credit Agreement dated as of September 27, 2021 among Granite Falls Energy, LLC, AgCountry Farm Credit Services, FLCA and AgCountry Farm Credit Services, PCA (Agreement No. 00079054SLA-C)

Exhibit 7.7 to registrant’s Schedule 13D filed with the Commission October 5, 2021.
10.54	Single Advance Term Promissory Note dated as of September 27, 2021 among Granite Falls Energy, LLC and AgCountry Farm Credit Services, FLCA (Loan No. 00079054T05)	Exhibit 7.8 to registrant’s Schedule 13D filed with the Commission October 5, 2021.
10.55	Single Advance Term Promissory Note dated as of September 27, 2021 among Granite Falls Energy, LLC and AgCountry Farm Credit Services, FLCA (Loan No. 00079054T06).	Exhibit 7.9 to registrant’s Schedule 13D filed with the Commission October 5, 2021.
10.56	Amended and Restated Revolving Term Promissory Notes dated as of September 27, 2021 among Granite Falls Energy, LLC and AgCountry Farm Credit Services, FLCA (Loan No. 00079054T04-A).	Exhibit 7.10 to registrant’s Schedule 13D filed with the Commission October 5, 2021.
10.57	Revolving Credit Promissory Note dated as of September 27, 2021 among Granite Falls Energy, LLC and AgCountry Farm Credit Services, FLCA (Loan No. 00079054S01). (**)	Attached hereto.
10.58	Amended and Restated Letter of Credit Promissory Note dated as of September 27, 2021 among Granite Falls Energy, LLC and AgCountry Farm Credit Services, FLCA (Loan No. 00079054T03-B). (**)	Attached hereto.
14.1	Code of Ethics.	Exhibit 14.1 to the registrant’s Form 10-KSB filed with the Commission on March 30, 2004 (File No. 000-51277).
21.1	Subsidiaries of the registrant.	Exhibit 21.1 to the registrant’s Form 10-K filed with the Commission on January 29, 2014 (File No. 000-51277).
31.1	Certification of Chief Executive Officer pursuant to 17 CFR 240.13a-14(a). (**)	Attached hereto.
31.2	Certification of Chief Financial Officer pursuant to 17 CFR 240.13a-14(a). (**)	Attached hereto.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350. (**)	Attached hereto.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350. (**)	Attached hereto.

99.1	Definitive Proxy Statement of Heron Lake BioEnergy, LLC filed August 19, 2021.	Exhibit 99.1 to HLBE’s Form 8-K filed with the Commission on September 29, 2021 (File No. 000-51825).
101

The following financial information from Granite Falls Ethanol, LLC’s Annual Report on Form 10-K for the fiscal year ended October 31, 2021, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of October 31, 2021, and 2020, (ii) the Consolidated Statements of Operations for the fiscal years ended October 31, 2021 and 2020, (iii) the Consolidated Statement of Changes in Members’ Equity for the fiscal years ended October 31, 2021 and 2020; (iv) the Consolidated Statements of Cash Flows for the fiscal years ended October 31, 2021 and 2020, and (v) the Notes to the Consolidated Financial Statements. (**)

(*)  Indicates compensatory agreement.

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

(b)	Exhibits Filed.

All required exhibits are filed herein or incorporated by reference as described in Item 15(a)(3).

(c)	Financial Statements Filed.

All schedules have been omitted as the required information is inapplicable, immaterial or the information is presented in the consolidated financial statements or related notes.

ITEM 16. 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRANITE FALLS ENERGY, LLC

Date:	January 31, 2022	/s/ Jeffrey Oestmann
Jeffrey Oestmann
Chief Executive Officer

Date:	January 31, 2022	/s/ Stacie Schuler
Stacie Schuler
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	January 31, 2022	/s/ Jeffrey Oestmann
Jeffrey Oestmann, Chief Executive Officer
(Principal Executive Officer)

Date:	January 31, 2022	/s/ Stacie Schuler
Stacie Schuler, Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	January 31, 2022	/s/ Paul Enstad
Paul Enstad, Governor and Chairman

Date:	January 31, 2022	/s/ Rodney R. Wilkison
Rodney R. Wilkison, Governor and Vice Chairman

Date:	January 31, 2022	/s/ Dean Buesing
Dean Buesing, Governor and Secretary

Date:	January 31, 2022	/s/ David Forkrud
David Forkrud, Governor

Date:	January 31, 2022	/s/ Kenton Johnson
Kenton Johnson, Governor

Date:	January 31, 2022	/s/ Sherry Jean Larson
Sherry Jean Larson, Governor

Date:	January 31, 2022	/s/ Bruce LaVigne
Bruce LaVigne, Governor

Date:	January 31, 2022	/s/ Les Bergquist
Les Bergquist, Governor

Date:	January 31, 2022	/s/ Robin Spaude
Robin Spaude, Governor

Date:	January 31, 2022	/s/ Marty Seifert
Marty Seifert, Alternate Governor