Form 10-K/A
period 2021-10-31
Granite Falls Energy, LLC
filed 2022-02-28
CIK 1181749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A (Amendment No. 1)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ◻ Yes ☒ No

Indicated by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ◻ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒  Yes    ◻  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   ☒  Yes    ◻  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer ◻	Accelerated Filer ◻
Non-Accelerated Filer ☒	Smaller Reporting Company ☒
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

As of February 28, 2022, there were 30,606 membership units outstanding.

EXPLANATORY NOTE

On January 31, 2022, Granite Falls Energy, LLC (“Company,” “we,” “us,” “our” and “GFE”) filed its Annual Report on Form 10-K for the year ended October 31, 2022 (the “Original Filing”), with the Securities and Exchange Commission (the “SEC”). The Company indicated that it would incorporate Part III of Form 10-K in the Original Filing by reference to the Company’s definitive proxy statement for its 2022 annual meeting of stockholders. Because the Company does not anticipate filing its definitive proxy statement by February 28, 2022, the Company is filing this Amendment No. 1 (this “Amendment”) on Form 10-K/A, which amends and restates items identified below with respect to the Original Filing and provides the disclosure required by Part III of Form 10-K.

This Form 10-K/A only amends information in Part III, Item 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions, and Director Independence), and Item 14 (Principal Accounting Fees and Services). All other items as presented in the Original Filing are unchanged. Except for the foregoing amended and restated information, this Amendment does not amend, update or change any other information presented in the Original Filing.

In addition, as required by Rule 12b-15 of the Securities Exchange Act of 1934, this Form 10-K/A contains new certifications by our principal executive officer and our principal financial and accounting officer, filed as exhibits hereto.

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company is managed by a chief executive officer, who is separate from the chairman of the Board. Jeffrey Oestmann is our general manager and chief executive officer, while Paul Enstad is the chairman of the Board. Separation of the two offices is not mandated by the Company’s Operating and Member Control Agreement or corporate governance guidelines and policies. However, we have determined that the current separation of the two roles allow our chief executive officer to manage our day-to-day operations while allowing our chairman to focus on leading our Board in its duty to act in our best interests and those of the members. We believe this leadership structure allows our Board to best focus on its oversight role, providing us a perspective that is independent from that of our management and creating checks and balances on the executive officers of the Company. Our Board reserves the right to determine the appropriate leadership structure from time to time.

Our Board consists of nine elected governors.  Our governors’ terms (other than the alternate governors) are staggered such that three governors are up for election every year.  Under our current operating agreement, any member may nominate a governor for election. Additionally, governor nominees may be nominated by our Board, following consideration by our Board’s nominating committee, and then elected by our members.

None of the governors serve as a director of any other company having a class of securities registered under Section 12 of the Exchange Act, or subject to Section 15(d) of the Exchange Act, nor do any of the governors serve as a director of an investment company registered under the Investment Company Act of 1940, as amended.

We know of no arrangements or understandings between a governor and any other person pursuant to which he or she has been selected as a governor. There are no direct family relationships that exist between any of our governors, officers, or key employees of the Company. Additionally, to the best of our knowledge, there have been no events under any bankruptcy act, no criminal proceedings and no judgments, sanctions, or injunctions during the past 10 years that are material to the evaluation of the ability or integrity of any of our directors.

The chart below lists the governors.  The address for all governors is 15045 Highway 23 S.E., Granite Falls, Minnesota, 56241-0216.

Name	Age	Year First Became a Governor	Term Expires
Paul Enstad	62	2000	2024
David Forkrud	70	2012	2024
Rodney Wilkison	67	2006	2024
Dean Buesing	69	2009	2022
Sherry Jean Larson	46	2016	2022
Robin Spaude	72	2019	2022
Kenton Johnson	33	2013	2023
Bruce LaVigne	71	2014	2023
Leslie Bergquist	62	2013	2023
Martin Seifert	49	2011	*

*	Pursuant to our current Operating and Member Control Agreement, Mr. Seifert was appointed to serve as an alternate governor by majority vote of our elected governors.

Biographical Information for Governors

Set forth below is certain information with respect to our governors, including the business experience and the experiences, qualifications, attributes or skills, our Board believes qualifies these individuals to serve as governors.

Leslie Bergquist - Governor.  Mr. Bergquist served as a governor of the Company from 2013 to 2019. Since January 2012, Mr. Bergquist has owned and served as president of Bergquist Consulting Corporation, which provides commercial and agricultural loan reviews and appraisal reviews. Mr. Bergquist also serves as a farm manager for Fagen Farms, LLP and Fagen Farms II, LLP, both of which are affiliates of Fagen Holdings, Inc., and as a bus driver for Bennett & Bennett Transportation, Inc. Mr. Bergquist previously served as a senior credit analyst for Forstrom Bancorporation, Inc. from May 2007 through December 2011, and held the positions of president, vice president, and director during his tenure with Yellow Medicine County Bank, which spanned from August 2002 through May 2007. During his prior tenure as a governor of the Company, Mr. Bergquist also served as a one of our appointed governors to the board of governors of Heron Lake BioEnergy, LLC, the Company’s wholly owned subsidiary (“HLBE”), and as a member of the audit committee of HLBE. He also served as an appointed director of Agrinatural from September 2013 until March 2018, representing HLBE’s investment interest in Agrinatural. Mr. Bergquist’s experience as an executive, his knowledge of the agricultural industry, and his financial acumen and audit committee experience make him a valuable member of the Board.

Dean Buesing - Governor, Secretary.  Mr. Buesing has served as a governor of the Company since 2009. Mr. Buesing and his brother have been farming near Granite Falls since 1973, raising corn and soybeans. Since 1980, he has served as president of Buesing Farms, Inc. He is also president of Buesing-Buesing, LLC, which is a farming operation formed in 2006. In 2007, Buesing Ag Partnership was formed, in which he is a partner with his brother and nephew. Mr. Buesing was a director of Minnesota Corn Processors, LLC, an ethanol production facility located near Marshall, Minnesota from 1998 until 2002 when it was bought by Archer Daniels Midland. While a director of Minnesota Corn Processors, LLC, he also served on the long-range planning and development committee. From 2007 to 2011, Mr. Buesing served as a director and secretary of SW Energy, LLC, a development stage ethanol production facility located near McCook, Nebraska. From 1992 to 2000, he was also a director and treasurer of Yellow Medicine Soybean Growers. He is also currently a member of the Minnesota Soybean and Corn Growers Associations. Mr. Buesing previously served as a governor of HLBE Mr. Buesing is a member of the Company’s executive board.

Paul Enstad - Governor, Chairman of the Board of Governors. Mr. Enstad has served on the board of governors of the Company since its inception in 2000. Mr. Enstad has been farming corn and soybeans near Granite Falls, Minnesota since 1978. He served on the board of directors of Farmers Cooperative Elevator Company, a member of the Company, from 1996 to 2011. Mr. Enstad previously served as a one of the Company's appointed governors of HLBE, representing GFE’s interest in that company, as well as the chairman of the HLBE board. Mr. Enstad also previously as an appointed director of Agrinatural, representing HLBE's investment interest in Agrinatural. The board believes Mr. Enstad's business experience, experience in board and leadership roles, and his knowledge of the ethanol industry, provides the board with valuable perspective.

David Forkrud - Governor. Mr. Forkrud was elected as an at-large governor of the Company in 2021. Mr. Forkrud previously managed farmer-owned cooperatives for 42 years, retiring in 2016.  Mr. Forkrud continues to work part-time for Farmer’s Co-op Oil Co. of Echo, Minnesota, selling grain handling equipment. He was elected County Commissioner in the fall of 2016 for Redwood County.  Mr. Forkrud was and is a promoter of ethanol.

Kenton Johnson - Governor.  Mr. Johnson began his tenure with the Board in 2013 as Fagen, Inc.’s appointed governor and continued as a governor upon his election to the Board in 2014. Since 2007, Mr. Johnson has raised corn and soybeans in his farming operation located south of Granite Falls, Minnesota. In August 2009, Mr. Johnson became chief executive officer and shareholder of Prairie View Farms, Inc., a family owned and operated farming business. Since January 2013, Mr. Johnson has served as a director on the boards of Platinum Ethanol, LLC, a 125 million gallon per year ethanol plant located in Arthur, Iowa, and of Platinum Grain, LLC, a commercial grain elevator in Anthon, Iowa. Since October 2013, he has served on the board of Bushmills Ethanol, Inc., an 85 million gallon per year ethanol facility located in Atwater, Minnesota, as an appointee of our general contractor Fagen, Inc. Since June 2015, Mr. Johnson has served as a director for Ringneck Energy, LLC, an 80 million gallon per year ethanol facility in Onida, South Dakota, which commenced operations in 2019. Mr. Johnson previously served as one of the Company’s appointed governors to the board of governors of HLBE. Mr. Johnson received a Bachelor of Science degree in agriculture business management from Southwest Minnesota State University in 2011. Mr. Johnson’s leadership and agriculture experience and industry insight resulting from his board service for similar companies in the ethanol industry make him a valuable member of the Board.

Sherry Jean Larson - Governor. Ms. Larson has been a governor of the Company since March 2016. She is a certified public accountant and employed as the Senior Vice President, Controller for Independent Community Bankers of America (ICBA). Her responsibilities include the oversight for the preparation, organization, and ongoing analysis of all financial information pertinent to ICBA and its subsidiaries.  She was the Chief Financial Officer of Quam Construction in Willmar, Minnesota from December 2016 to March 2018. For the 15 years preceding, Ms. Larson was employed as a manager at Christianson & Associates, PLLP (“Christianson”), a public accounting firm located in Wilmar, Minnesota. In her role as a manager at Christianson, she assisted a wide variety of clients in the agriculture and manufacturing industries, including numerous ethanol and other alternative renewable fuel clients, with her primary focus on controller services, financial forecasting, business development, and preparation of business plans. Additionally, from October 2014 to April 2016, as part of her duties with Christianson, Ms. Larson served as the interim part-time chief financial officer for a private ethanol production facility pursuant to a financial and consulting services agreement between Christianson and the ethanol production facility. Prior to her employment with Christianson & Associates, Ms. Larson was employed as a senior accountant at Schlenner Wenner & Co. in St. Cloud, Minnesota from November 1997 to July 2001. She graduated from the University of Evansville with a bachelor’s degree in accounting and from St. Cloud State University with a master’s degree in business administration.

Bruce LaVigne - Governor.  Mr. LaVigne has served as a governor of the Company since 2014. Mr. LaVigne is currently employed as the managing director of Red Lake Resources Ltd, an Ontario private equity mineral exploration company, since April 2010 and as chief executive officer of Secluded Properties Limited, an Ontario company that develops commercial timber and mining, since February 1989. In addition, Mr. LaVigne is also former chief executive officer of Lac Seul Airways, Ltd. (having held the position of chief executive officer from 1998 to 2011); the chief executive officer of 972974 Ontario Limited, a private equity mining and real estate company; the chairman of 1009167 Ontario Limited, a private investment holding company; and a vice president of Boundary Waters Land and Timber, a private equity Minnesota real estate development and timber production company that manages 2,800 acres of commercial timber production land in northern Minnesota. Mr. LaVigne previously served as one of the Company’s alternate appointed governors to the board of governors of HLBE, representing our investment interest in HLBE. Mr. LaVigne’s leadership skills and strategic and operational business acumen make him a valuable member of the Board.

Martin Seifert - Alternate Governor. Mr. Seifert was first appointed by the Board as an alternate governor in May 2011. Since December 2014, Mr. Seifert has been employed as a lobbyist with the firm of Flaherty and Hood, P.A. in St. Paul, Minnesota.  Previously, he was the executive director of the Avera Marshall Foundation from 2010 to 2013, which provides financial support for the Marshall Regional Medical Center hospital and long term care facility. Mr. Seifert has also been a realtor with Real Estate Retrievers from 2010 to 2014. Mr. Seifert was a member of the Minnesota House of Representatives from 1996 to 2011. He also served as minority leader in the Minnesota House of Representatives from 2006 to 2009. Mr. Seifert graduated from Southwest Minnesota State University in 1995 with a Bachelor of Arts in political science. Mr. Seifert previously served as an alternate appointed governor of HLBE and serves on the board of directors of Catholic United Financial. Mr. Seifert provides significant assistance to our Board in the Company’s interaction with all levels of local and state government and also provides an independent, long-term view of the further development of Company’s site and business.

Robin Spaude - Governor.  Mr. Spaude was elected as an at-large governor in 2019.  Mr. Spaude served as a full-time employee of the Company beginning in July 2005, serving as the Maintenance Manager from July 2005 to September 2006. From September 2006 to March 2019, Mr. Spaude served as the Company’s Plant Manager.  As Plant Manager, Mr. Spaude was responsible for daily operations management, as well as execution of numerous project budgets and their implementation, which expanded the plant’s operations. Other major projects included cook, liquefaction, mill, dehydration and boiler capacity expansions; rail loop construction; office building expansion; and budget proposal, bid solicitation, and construction coordination for a storage bin addition. Since the plant’s construction, Mr. Spaude’s duties included capital equipment and operating budget forecasts. From March 2001 to July 2005, Mr. Spaude served as an independent contractor providing project and construction coordination services and assisting the Company with permitting, infrastructure, and construction management activities. Mr. Spaude also served as an appointed governor of HLBE, from March 2020 to September 2021. From May 2008 to September 2009, Mr. Spaude also served as an independent contractor to Highwater Ethanol, LLC, providing project and construction coordinator services. Prior to Mr. Spaude’s work in the ethanol industry, he was employed for 31 years by the Plews Manufacturing Company (a division of the Parker-Hannifin Corp. until its sale of Plews to the Stant Corp.), an automobile aftermarket company, serving as a Director of Manufacturing and Engineering. In this role, Mr. Spaude had multiple plant manufacturing and engineering responsibilities in the U.S. and Mexico. During his time with the Plews Division, Mr. Spaude’s work played a role in the sales and manufacturing growth from $24 million to $85 million over the course of seven years, via competitor acquisition, consolidation, and lean manufacturing strategies. Mr. Spaude is a retired Army Reserve officer of 20 years’ continuous service in ordinance and logistics. He also served as the Airport Commission chairman from 1988 to 2007 for the Granite Falls Airport, which involved site selection, construction, and public operations. Mr. Spaude graduated from Minnesota West Community and Technical College in Granite Falls, with a degree in Industrial Drafting and Design Technology. He has also completed numerous continuing education courses in engineering and business management over the course of his career. Mr. Spaude was selected as a board member based on his business experience in the ethanol industry and prior involvement with and knowledge of the Company.

Rodney Wilkison - Governor, Vice Chairman of the Board of Governors. Mr. Wilkison was initially appointed to an at-large board seat in December 2006 and elected as an at-large governor in 2007. Since 1985, Mr. Wilkison has been the owner and chief executive officer of Wilkison Consulting Service, which provides financial consulting, tax preparation, and monthly accounting services for farmers and small businesses. Prior to starting his consulting business, Mr. Wilkison worked for two different banks for over eleven years. Mr. Wilkison graduated from Pipestone Area Vocational Technical Institute with a degree in agricultural banking and is certified by the Minnesota Department of Agriculture as a Farm Business Management Instructor. Mr. Wilkison previously served as a one of GFE’s appointed governors to the board of governors of HLBE, representing the GFE’s interest in that company, as well as the vice-chairman and chair of the audit committee of HLBE. Mr. Wilkison has served as a member and chairman of the Company’s Audit Committee since his election as an at-large governor in 2007. The board believes Mr. Wilkison provides the board with critical financial and accounting acumen and because he qualifies as an audit committee financial expert.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), requires our officers and governors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “SEC”).  Officers, governors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.  The Company is required to disclose in this Amendment any failure to file or late filings of such reports with respect to the most recent fiscal year.

Based solely upon a review of copies of forms furnished to the Company or written representations from certain reporting persons that no Form 5s were required for such covered persons, we believe that all Section 16(a) filing requirements applicable to each covered person were satisfied during the 2021 fiscal year.

Code of Ethics

The Board has adopted a code of ethics that sets forth standards regarding matters such as honest and ethical conduct, compliance with the law, and full, fair, accurate, and timely disclosure in reports and documents that we file with the SEC and in other public communications.  The code of ethics applies to all of our employees, officers, and governors, including our chief executive officer and chief financial officer.  The code of ethics is available free of charge on written request to Granite Falls Energy, LLC, 15045 Highway 23 S.E., Granite Falls, Minnesota, 56241-0216.

Audit Committee

The audit committee of the Board operates under a charter adopted by the Board in fall 2005.  Our audit committee charter is available on our website at www.granitefallsenergy.com. Under the charter, the audit committee must have at least three members.  The audit committee consists of Mr. Wilkison, Mr. Bergquist, and Ms. Larson.

The audit committee is exempt from the independence listing standards because the Company’s securities are not listed on a national securities exchange or listed in an automated inter-dealer quotation system of a national securities association or to issuers of such securities.  However, our audit committee charter requires a majority of our committee members to be independent.  All of the members of our audit committee are independent under the definition provided in our audit committee charter and the definition of independence provided by NASDAQ rules 5605(a)(2) and 5605(c)(2).

Mr. Wilkison serves as our audit committee financial expert. Mr. Wilkison’s experience as the owner and chief executive officer of Wilkison Consulting Service, which provides financial consulting, tax preparation, and monthly accounting services for farmers and small businesses, qualifies him to be the audit committee’s financial expert.

Our audit committee held four meetings during fiscal year 2021. Each of our audit committee members attended all of the audit committee meetings.

Executive Officers and Significant Employees

The table below lists all of our executive officers and two significant employees, our risk manager and plant manager, whom we expect to make a significant contribution to the Company’s business.  The address for all of the individuals identified below is 15045 Highway 23 S.E., Granite Falls, Minnesota, 56241-0216.  There are no arrangements or understandings between any of the Company’s executive officers and any other persons pursuant to which he or she was selected as an executive officer.

Name	Age	Position(s) Held with the Company	Length of Service
Jeffrey Oestmann	58	Chief Executive Officer and General Manager	Since May 2021
Stacie Schuler	49	Chief Financial Officer	Since July 2005
Eric Baukol	39	Risk Manager	Since June 2010
Cory Heinrich	37	Plant Manager	Since March 2019

Biographical Information for Executive Officers and Significant Employees

Jeffrey Oestmann, Chief Executive Officer and General Manager.  Mr. Oestmann joined the Company in May 2021 as chief executive officer and general manager. Mr. Oestmann has worked in the agriculture and bio-fuel sectors for approximately 28 years. From 2013 to 2017, Mr. Oestmann served as President and CEO of East Kansas Agri-Energy, LLC, which operates an ethanol and renewable Diesel plant in Garnett, Kansas. From 2017 to 2019, Oestmann worked for Syngenta, an agricultural science and technology company, as Head of Bio-Fuel Operations. From 2012 to 2013, Mr. Oestmann served as president and CEO of Soy Energy. From 1994 to 2012, Mr. Oestmann worked in various roles for Cargill around the world, including operations, Risk management, Trading, marketing, a business development manager and product development leader. Mr. Oestmann received a business degree from the University of Nebraska at Omaha. Mr. Oestmann also serves as Chief Executive Officer of HLBE, GFE’s wholly owned subsidiary, a position he has held since May 26, 2021. Pursuant to the Company’s Natural Gas Local Distribution Company Management Agreement with Agrinatural, Mr. Oestmann also serves as Chief Executive Officer of that company, a position he has held since May 26, 2021. Mr. Oestmann also serves as a member of the Board of Managers of Agrinatural. It is anticipated that Mr. Oestmann will hold the office of Chief Executive Officer until the earlier of his resignation, death, disqualification or removal by the Board.

Stacie Schuler - Chief Financial Officer.  Ms. Schuler joined the Company in July 2005 as chief financial officer and controller. Prior to joining the Company, Ms. Schuler worked as a financial manager for Cargill, Incorporated from 1997 to 2005. Ms. Schuler received her accounting degree through Southwestern Technical College in Granite Falls, Minnesota and Southwest State University in Marshall, Minnesota. Ms. Schuler also serves as Chief Financial Officer of HLBE, GFE’s wholly owned subsidiary, a position she has held since July 31, 2013. Pursuant to the Company’s Natural Gas Local Distribution Company Management Agreement with Agrinatural, Ms. Schuler also serves as Chief Financial Officer of that company, a position she has held since February 3, 2020. Ms. Schuler also serves as a member of the Board of Managers of Agrinatural. It is anticipated that Ms. Schuler will hold the office of Chief Financial Officer until the earlier of her resignation, death, disqualification or removal by the Board.

Eric Baukol - Risk Manager.  Mr. Baukol joined the Company in June 2010 as risk manager. Prior to joining the Company, Mr. Baukol was employed as a market analyst for Country Hedging, Inc. (now CHS Hedging), a farm marketer for Cargill, and as a location manager for Canby Farmers Grain.  Mr. Baukol holds a B.S. degree in agricultural education from the University of Wisconsin-River Falls and a master’s degree in business administration from Southwest Minnesota State University. Mr. Baukol also serves as the risk manager of HLBE, GFE’s wholly owned subsidiary, a position he has held since July 31, 2013. Mr. Baukol also serves as a member of the Board of Managers of Agrinatural.  It is anticipated that Mr. Baukol will serve as Risk Manager until the earlier of his resignation, death, disqualification or removal by the Board.

Cory Heinrich - Plant Manager.  Mr. Heinrich began his employment with the Company in August 2005 as a Maintenance Technician. In May 2012, he was promoted to Maintenance Manager. In March 2019, Mr. Heinrich was promoted to Plant Manager. Before his ethanol industry experience, Mr. Heinrich was employed for one year as a stainless steel welder at Relco, LLC in Willmar, Minnesota. Mr. Heinrich is a graduate of Ridgewater Community and Technical College in Willmar, MN, with a two-year advanced technical welding degree.

Item 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview

Throughout this Amendment, the individuals who serve as our chief executive officer and chief financial officer are referred to as the “executive officers.”

Compensation Committee

Our three-member executive board served as the Company’s compensation committee for the fiscal year ended October 31, 2021. The executive board has responsibility for establishing, implementing and regularly monitoring adherence to the Company’s compensation philosophy and objectives. The executive board ensures that the total compensation paid to the executive officers is fair, reasonable and competitive.

Executive Board and Compensation Committee:

Paul Enstad, Chair

Rodney Wilkison

Dean Buesing

The executive board:

●	establishes and administers a compensation policy for the executive officers;

●	reviews and approves the compensation policy for all of our employees other than the executive officers;

●	reviews and monitors our financial performance as it affects our compensation policies or the administration of those policies;

●	reviews and monitors our succession plans;

●	approves awards to employees pursuant to our incentive compensation plans; and

●	approves modifications in the employee benefit plans with respect to the benefits salaried employees receive under such plans.

All of the executive board’s actions are reported to the Board and, where appropriate, submitted to the Board for ratification. In determining the chief executive officer’s compensation, the executive board considers evaluations prepared by the governors. From time to time, the executive board may delegate to the chief executive officer the authority to implement certain decisions of the committee, to set compensation for other executive officers and to fulfill administrative duties.

Compensation Philosophy and Objectives

Our compensation programs are designed to achieve the following objectives:

●	Attract, retain and motivate highly qualified and talented executives who will contribute to the Company’s success by reason of their ability, ingenuity and industry;

●	Link compensation realized to the achievement of the Company’s short and long-term financial and strategic goals;

●	Align management and member interests by encouraging long-term member value creation;

●	Maximize the financial efficiency of the compensation program from tax, accounting, cash flow and dilution perspectives; and

●	Support important corporate governance principles and comply with best practices.

Compensation Committee Procedures

The executive board is responsible for determining the nature and amount of compensation for the Company’s executive officers.  The executive board receives input from the chief executive officer on the personal performance achievements of the executive officers and management employees who report to him.  This individual performance assessment determines a portion of the annual compensation for each such executive officer and manager.  In addition, the chief executive officer provides input on salary increases, incentive compensation opportunities, and long-term incentive grants for the executive officers and management employees who report to him, which the committee considers when making executive compensation decisions.

The executive board does its own performance review of the chief executive officer. The executive board annually evaluates the performance of our chief executive officer in light of the Company’s goals and objectives and determines and approves the chief executive officer’s compensation level based on this evaluation. In determining the long-term incentive component of the chief executive officer’s compensation, the executive board will consider all relevant factors, including the Company’s performance, the value of similar awards to chief executive officers of comparable companies, and the awards given to the chief executive officer of the Company in past years. The chief executive officer is not present at executive board level deliberations concerning his compensation.

Compensation Elements

Generally the types of compensation and benefits provided to the executive officers are similar in form to the compensation and benefits provided to our other employees.  For fiscal year 2021, the principal components of our compensation for executive officers included:

●	base salary;

●	incentive cash bonuses; and

●	perquisites and other personal benefits.

We expect that the principal components of compensation for any executive officer who may be hired in 2022 will be comprised of the same principal components. We have entered into employment agreements with Mr. Oestmann (our chief executive officer) and Ms. Schuler (our chief financial officer), as well as a separation agreement with Steve Christensen, our former chief executive officer who retired in 2021. These components have been included in the employment agreements with our executive officers, as well as in Company policies.

Base Salary

Base salaries for our executive officers are established based on the scope of their roles, responsibilities, experience levels and performance, and taking into account competitive market compensation paid by comparable companies for similar positions.  Base salaries are reviewed approximately annually, and may be adjusted from time to time to realign salaries with market levels after taking into account individual performance and experience.

Bonus

On June 22, 2017, the board adopted an Annual Chief Executive Officer Cash Bonus Plan (the “CEO Bonus Plan”). The Company’s previous chief executive officer and general manager, Mr. Christensen, was the sole participant in the CEO Bonus Plan.

Pursuant to the CEO Bonus Plan, the Company paid Christensen an annual bonus equal to one quarter of one percent (0.25%) of the annual consolidated net income of the Company, as reported in the Company’s annual audited consolidated financial statements. The bonus was to be assessed each year as of the end of the then current fiscal year (October 31), once the Company’s auditors have completed their annual audit of the Company’s consolidated financial statements.  Under the Plan, the bonus payments were paid in a cash lump sum payment within ninety (90) days following the end of the fiscal year (October 31), provided that Christensen was actively employed with the Company on the last day of the fiscal year. For our 2021 fiscal year, Mr. Christensen was awarded a bonus of $57,800 pursuant the CEO Bonus Plan.

Mr. Oestmann’s employment agreement provides that Mr. Oestmann is entitled to an annual bonus equal to one-half of one percent (0.5%) of the Company’s audited net income exceeding $5 million (the “New CEO Bonus Plan”).  For our fiscal year 2021, Mr. Oestmann was awarded a bonus of $78,736 pursuant to the New CEO Bonus Plan.

During our 2021 fiscal year, our Board awarded a bonus of $40,049 to our chief financial officer. The foregoing bonus was awarded by the Board to our chief financial officer as part of an employee incentive program adopted by our board.

The purpose of the employee incentive program is to reward employees for the Company’s attainment of financial results and production goals, to encourage regulatory compliance, and reflect a positive safety culture. All employees, except our chief executive officer, can earn a quarterly bonus up to 3.0% of the employee’s base wages if the Company meets certain minimum safety, regulatory compliance, production and financial performance goals, or up to 12.0% of the employee’s base wages on an annual basis. For the purpose of the incentive bonus calculation, base wages include all regular, paid time off and holiday pay. The Company believes that the employee incentive bonus program is reasonable as it ties the bonus paid to the employees to the operational performance and financial success of the Company and is easily quantified by the Company.

In addition to the base salary and performance incentives, our executive officers may receive bonuses in the discretion of our Board.  Our Board awarded Mr. Christensen a discretionary bonus of $30,000 in fiscal year 2020. During our 2021 fiscal year, the Company paid Mr. Oestmann a one-time signing bonus of $22,575. Mr. Oestmann’s employment agreement with the Company requires him to repay the signing bonus in the event he leaves the Company’s employment before completing one year of employment. No other discretionary bonuses were awarded for our fiscal year 2021.

Employment Agreements with Executive Officers

We entered into employment agreement with our chief executive officer, Jeffrey Oestmann, on May 26, 2021 (the “CEO Employment Agreement”). The CEO Employment Agreement provides for an initial base salary which is subject to review and adjustment on an annual basis by the Board. In the event Mr. Oestmann’s employment is terminated by GFE or its successor company for any reason other than cause following a change in control, Mr. Oestmann is entitled to twelve months continued salary in the event of their dismissal by the Company without cause. In the event of Mr. Oestmann’s termination, the Company agrees to pay Mr. Oestmann’s monthly COBRA benefits for up to twelve (12) months or until he is eligible for another employer’s medical insurance plan, whichever comes first.

The CEO employment agreement prohibits Mr. Oestmann from competing with GFE within fifty-five (55) miles of both Granite Falls, Minnesota, and Heron Lake, Minnesota, for a period of one year following his termination from the Company. The CEO Employment Agreement also prohibits Mr. Oestmann from disclosing any material or substantial, confidential or proprietary know-how, data or other information pertaining to GFE or its business, personnel or plans, to any person, firm, corporation or other entity, other than in furtherance of GFE’s business purposes.

We entered into an employment agreement with our chief financial officer, Stacie Schuler, on October 31, 2014 (the “CFO Employment Agreement”). The CFO Employment Agreement provides for an initial base salary which is subject to review and adjustment on an annual basis by the Board.  Additionally, Ms. Schuler entitled to twelve months continued salary and paid health care benefits in the event of her dismissal by the Company without cause with such amounts to be reduced by any salary earned in and health care benefits provided by other employment during that period. If the Ms. Schuler voluntarily terminates her employment or is terminated for “cause” by the Company, she has no right, and Company has no obligation, to continue salary or health insurance benefits after the date of termination.  In addition, the Company may terminate the CFO Employment Agreement upon sixty days’ notice and payment of twelve months salary in the event of certain change in control events, which include the sale of substantially all of the Company’s assets, the sale of a majority of the Company’s outstanding membership units and the merger or consolidation of the Company with another.

The CFO Employment Agreement prohibits Ms. Schuler from competing with the Company within thirty (30) miles of the Company’s facility during the term of the agreement and for one year thereafter. The CFO Employment Agreement also restricts Ms. Schuler from disclosing certain Company information, interfering with the Company and soliciting customers, suppliers or past or present employees of the Company in connection with a competitive business operating within thirty (30) miles of the Company’s facility.

In February 2021, we executed a separation agreement with our former chief executive officer and general manager Steve Christensen, who retired as CEO effective May 26, 2021, upon the hiring of Mr. Oestmann.  Pursuant to the separation agreement, Mr. Christensen was paid in full according to the terms of his employment agreement through December 31, 2021.

Accounting and Tax Treatment of Awards

None of our executive officers, governors, or employees receives compensation in excess of $1,000,000, and therefore the entire amount of their compensation is deductible by the Company as a business expense. Certain large executive compensation awards are not tax deductible by companies making such awards. None of our compensation arrangements are likely to reach this cap in the foreseeable future.

Compensation Committee Report

The following report of the compensation committee shall not be deemed to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the 1934 Securities Exchange Act, as amended, except to the extent that we specifically incorporate it by reference in such filing.

The executive board has reviewed and discussed the foregoing Compensation Discussion and Analysis with management.  Based upon this review and discussion, the Board determined that the Compensation Discussion and Analysis should be included in this Amendment.

Summary Compensation Table

The following table sets forth all compensation paid or payable by the Company to our executive officers during the fiscal years ended October 31, 2021, 2020, and 2019, respectively.  As of February 28, 2021, none of our officers had any options, warrants, or other similar rights to purchase securities of the Company.

Name and Principal Position	Year	Salary	Discretionary Bonus(1)(2)	Non-equity Incentive Plan Compensation (3)(4)(5)	All Other Compensation(6)(7)(8)	Total
Jeffrey Oestmann, CEO	2021	$115,552	$22,575	$ 78,736	$6,506	$223,368
Steve Christensen, CEO	2021	$268,594	$—	$ 57,800	$38,531	$364,925
	2020	$262,602	$30,000	—	$48,598	$341,200
	2019	$277,216	$—	—	$48,785	$326,001
Stacie Schuler, CFO	2021	$216,500	$—	$ 40,049	$8,152	$264,701
	2020	$219,158	$—	$19,439	$9,353	$247,950
	2019	$174,046	$—	$9,400	$16,333	$199,779

(1)	Amounts consist of a signing bonus awarded to Mr. Oestmann upon being hired by the Company in May 2021. “Compensation of Executive Officers, Compensation Disclosure and Analysis – Compensation Elements– Bonus”.

(2)	Amounts consist of a discretionary bonus awarded to Mr. Christensen for the fiscal year 2020. “Compensation of Executive Officers, Compensation Disclosure and Analysis – Compensation Elements– Bonus”.

(3)	Amounts consist of cash bonuses awarded to Mr. Oestmann under the New CEO Bonus Plan. See “Compensation of Executive Officers, Compensation Disclosure and Analysis – Compensation Elements– Bonus”.

(4)	Amounts consist of cash bonuses awarded to Mr. Christensen under the CEO Bonus Plan. See “Compensation of Executive Officers, Compensation Disclosure and Analysis – Compensation Elements– Bonus”.

(5)	Amounts consist of cash bonuses awarded to Ms. Schuler under the Company’s employee incentive program applicable to all employees other than the chief executive officer. See “Compensation of Executive Officers, Compensation Disclosure and Analysis – Compensation Elements– Bonus”.

(6)	All other compensation for Mr. Oestmann includes compensation related to Company contributions to a defined contribution plan ($6,506 in fiscal year 2021).

(7)	All other compensation for Mr. Christensen includes compensation related to paid time off and vacation ($12,503 in fiscal year 2021, $28,454 in fiscal year 2020, and $30,017 in fiscal year 2019), personal use of a company vehicle ($15,861 in fiscal year 2021, $10,197 in fiscal year 2020, and $10,775 in fiscal year 2019), and Company contributions to a defined contribution plan ($10,167 in fiscal year 2021, $9,938 in fiscal year 2020, and $7,993 in fiscal year 2019).

(8)	All other compensation for Ms. Schuler includes compensation related to paid time off and vacation ($4,4240 in fiscal year 2021, $5,688 in fiscal year 2020, and $13,377 in fiscal year 2019) and Company contributions to a defined contribution plan ($3,912 in fiscal year 2021, $3,665 in fiscal year 2020, and $5,186 in fiscal year 2019).

GOVERNOR COMPENSATION

We do not provide our governors with any equity or equity option awards, nor any non-equity incentive payments or deferred compensation.  Similarly, we do not provide our governors with any other perquisites, “gross-ups,” defined contribution plans, consulting fees, life insurance premium payments or otherwise.

Our governor compensation policy was approved by our Board in October 2021. The current governor compensation policy provides that each governor receives a monthly stipend of $1,750 per Board meeting attended in-person plus an additional $300 per Board meeting for meeting participation whether attended in person or by conference call.   The following amounts are also paid to governors for specified services: (i) the Chairman and Secretary of the Board are paid $600 per month, and (ii) members of the audit committee are paid $1,250 per quarter (with no additional per-meeting compensation). Additionally, we also pay $300 for committee meetings or other additional meetings (excluding audit committee meetings) of greater than four hours in length; and $150 for attending committee meetings or other additional meetings (excluding audit committee meetings) less than four hours in length.

The following table sets forth all compensation paid or payable by the Company to our governors during the fiscal year ended October 31, 2021. As of February 28, 2022, none of our officers had any options, warrants, or other similar rights to purchase securities of the Company.

Governor	Fees Earned or Paid in Cash ($) (1)	Additional Compensation ($) (2)		Total Compensation ($)
Paul Enstad	$23,500	$18,327	(3)	$41,827
Rodney Wilkison	$20,425	$18,370	(4)	$38,795
Dean Buesing	$22,375	$13,378	(5)	$35,753
Marten Goulet(6)	$7,425	$14,550	(7)	$21,975
Robin Spaude	$16,450	$13,288	(8)	$29,738
Sherry Jean Larson	$17,688	$894		$18,582
Kenton Johnson	$16,788	$12,334	(9)	$29,602
Bruce LaVigne	$8,963	$1,717		$10,680
Martin Seifert	$15,100	$12,543	(10)	$27,643
David Forkrud	$10,713	$375		$11,088
Leslie Bergquist	$17,913	$9,342	(11)	$27,255

(1)	Includes a monthly stipend plus fees paid based on attendance at board and committee meetings.

(2)	Includes reimbursement for mileage and other reasonable expenses incurred in connection with services rendered to the Company and the Board, and payments for serving on the Board of HLBE, the Company’s wholly owned subsidiary.

(3)	Includes approximately $229 in mileage and expense reimbursement paid by the Company, approximately $211 in mileage and expense reimbursement paid by HLBE, and $17,888 paid by HLBE for serving as one of the Company’s appointed governors on the HLBE board of governors and as HLBE’s chairman.

(4)	Includes approximately $818 in mileage and expense reimbursement paid by the Company, approximately $790 in mileage and expense reimbursement paid by HLBE, and $16,763 paid by HLBE for serving as one of the Company’s appointed governors on the HLBE board of governors, as HLBE’s vice chairman and chairman of HLBE’s audit committee.

(5)	Includes approximately $171 in mileage and expense reimbursement paid by the Company, approximately $45 in mileage and expense reimbursement paid by HLBE, and $13,163 paid by HLBE for serving as one of the Company’s appointed governors on the HLBE board of governors.

(6)	Marten Goulet’s term on the Board of Governor’s expired in Fiscal Year 2021

(7)	Includes approximately $5,850 in mileage and expense reimbursement paid by the Company, approximately $1,950 in mileage and expense reimbursement paid by HLBE, and $6,750 paid by HLBE for serving as one of the Company’s appointed governors on the HLBE board of governors.

(8)	Includes approximately $35 in mileage and expense reimbursement paid by the Company, approximately $316 in mileage and expense reimbursement paid by HLBE, and $12,938 paid by HLBE for serving as one of the Company’s appointed governors on the HLBE board of governors.

(9)	Includes approximately $481 in mileage and expense reimbursement paid by the Company, approximately $296 in mileage and expense reimbursement paid by the HLBE, and $12,038 paid by HLBE for serving as one of the Company’s appointed governors on the HLBE board of governors.

(10)	Includes approximately $150 in mileage and expense reimbursement paid by the Company, approximately $468 in mileage and expense reimbursement paid by HLBE, and $11,925 paid by HLBE for serving as one of the Company’s alternate appointed governors on the HLBE board of governors.

(11)	Includes approximately $455 in mileage and expense reimbursement paid by the Company, and $8,888 paid by HLBE for serving as one of the Company’s alternate appointed governors on the HLBE board of governors and as a member of HLBE’s audit committee.

Committees of Our Board of Governors

During fiscal year 2021, our Board had four standing committees: the audit committee, compensation committee, nominating committee, and risk management committee.

Audit Committee

The audit committee’s function is one of oversight and, in that regard, the audit committee meets with our management and independent registered public accounting firm to review and discuss our financial reporting and our controls respecting accounting.  The audit committee consists of Mr. Wilkison, Mr. Bergquist, and Ms. Larson.

Compensation Committee

The Board’s three member non-employee executive board serves as our compensation committee. The executive board is responsible for discharging the Board’s responsibilities relating to compensation of our Company’s executive officers. The executive board has the authority to approve and make recommendations to the Board with respect to the compensation of the chief executive officer of the Company and evaluates the chief executive officer’s performance in light of his goals and objectives, as determined by the executive board. The executive board consults with the chief executive officer with respect to compensation for the Company’s other executives and the chief executive officer may be present at meetings for deliberations on other executive officer compensation, but he may not vote. The executive board consists of Mr. Enstad (chairman), Mr. Buesing, and Mr. Wilkison.

Nominating Committee

The nominating committee is responsible for identifying individuals qualified to become Board members and recommending to the Board the governor nominees to be considered for election by members and for election by the Board to fill any vacancy or newly created governorship. The nominating committee consists of Mr. Enstad, Mr. Forkrud Mr. Wilkison, and Lee Uldbjerg.

Risk Management Committee

The risk management committee’s function is to assist the Board in assessing and managing the risks associated with managing our processing margin and the purchase and sale of commodities required in connection with or produced as a result of our production of ethanol. The risk management committee consists of Jeffrey Oestmann, our chief executive officer, and Eric Baukol, our risk manager.

Board and Committee Meetings and Governor Attendance

The Board generally meets once per month.  The Board held twelve regularly scheduled meetings during the fiscal year ended October 31, 2021.  In addition, the audit committee held four meetings, the compensation committee held two meetings, the risk management committee held twelve meetings, and the nominating committee held two meetings.  Each incumbent governor attended 75% or more of the meetings of the Board and Board committees on which such governor served during fiscal year 2021.

As provided in the current Operating and Member Control Agreement, the alternate governor attends meetings of the Board, and if any elected governor is not available for, or during any part of, a meeting of the Board or to take action in writing in lieu of such a meeting, the alternate governor is entitled to act in the stead of such elected governor at such meeting, or during such part, or to take such action in writing (but only on behalf of one elected governor, if more than one is unavailable).  Mr. Seifert, our alternate governor, attended all Board meetings, and due to the absence of various elected governors, participated in two meetings of the board of governors during the fiscal year ended October 31, 2021, as a voting member of the board.

The Board does not have a policy with regard to governors’ attendance at annual meetings. Last year, all of our governors attended the Company’s annual meeting. Due to this high attendance record, it is the view of the Board that such a policy is unnecessary.

Board’s Role In Risk Oversight

Although management is responsible for the day-to-day management of risks to the Company, our full Board is actively involved in providing broad oversight of the Company’s risk management programs. In this oversight role, our Board is responsible for satisfying itself that the risk management processes designed and implemented by the Company’s management are functioning and that the systems and processes in place will bring to its attention the material risks facing the Company to permit the Board to effectively oversee the management of these risks.

A fundamental part of risk management is not only understanding the risks a company faces and what steps management is taking to manage those risks, but also understanding what level of risk is appropriate for the Company.  The involvement of our full Board in the risk oversight process allows our Board to assess management’s appetite for risk and also determine what constitutes an appropriate level of risk for the Company.  Our Board regularly includes agenda items at its meetings relating to its risk oversight role and meets with various members of management on a range of topics, including corporate governance and regulatory obligations, operations and significant transactions, business continuity planning, succession planning, risk management, insurance, pending and threatened litigation and significant commercial disputes.

While our Board provides broad oversight of the Company’s risk management processes, various committees of the Board oversee risk management in their respective areas and regularly report on their activities to our full Board.  Principally, the risk management committee assists our Board in identifying and quantifying methods of mitigating or eliminating risk, principally those relating to commodity prices. Our audit committee focuses on assessing and mitigating financial risk, including internal controls over financial reporting. Our three-member executive board, functioning as our compensation committee, oversees risks and relevant risk controls related to the Company’s compensation policies, programs and procedures, including the incentives they create, to encourage a level of risk-taking behavior consistent with the Company’s business strategy.

We believe the division of risk management responsibilities described above is an effective approach for addressing the risks facing the Company and that our Board leadership structure provides appropriate checks and balances against undue risk taking.

Member Communications with Our Directors

The Board does not have a formalized process for holders of membership units to send communications to the Board.  The Board feels this is reasonable given the accessibility of our governors. Members desiring to communicate with the Board are free to do so by contacting a governor via our website, fax, phone or in writing to the Company’s principal office at 15045 Highway 23 S.E., Granite Falls, Minnesota, 56241-0216.  The Company will provide a copy of each such writing to the directed governor or to all governors if directed to the Board generally.  The names of our governors are set forth above and are listed on the Company’s website at www.granitefallsenergy.com.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides certain information as of February 28, 2022, with respect to the unit ownership of: (i) those persons or groups (as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended ) who beneficially own more than beneficial owners owning or holding 5% or more of our outstanding units; (ii) each governor of the Company, (iii) each named executive officer of the Company (as defined in the “Summary Compensation Table” below); and (iv) all officers and governors as a group.  Except as noted below, the persons listed below possess sole voting and investment power over their respective units. No family relationships exist among our governors and executive officers. The Company is not aware of any arrangements, including any pledge by any person of the Company’s units, the operation of which would result in a change in control of the Company. The Company does not have any equity compensation plans.

Title of Class	Name and Address of Beneficial Owner (1)	Position with the Company	Amount and Nature of Beneficial Ownership (2)		Percent of Class (3)
Governors and Executive Officers
Membership Units	Leslie Bergquist	Governor	15	units	—	%*
Membership Units	Dean Buesing (4)	Governor, Secretary	635	units	2.07%
Membership Units	Jeffrey Oestmann	Chief Executive Officer & General Manager	—	units	—%
Membership Units	Paul Enstad (5)	Governor & Chairman	125	units	—	%*
Membership Units	David Forkrud(6)	Governor	10	units	—	%*
Membership Units	Sherry Jean Larson	Governor	5	units	—	%*
Membership Units	Stacie Schuler(7)	Chief Financial Officer	5	units	—	%*
Membership Units	Martin Seifert	Alternate Governor	2	units	—	%*
Membership Units	Rodney Wilkison (8)	Governor & Vice Chairman	100	units	—	%*
Membership Units	Kenton Johnson	Governor	10	units	—	%*
Membership Units	Bruce LaVigne (9)	Governor	500	units	1.63%
Membership Units	Robin Spaude (10)	Governor	95	units	—	%*
	All Governors and Officers as a Group:		1,502	units	4.91%

Other Members Owning or Holding 5% or More of Our Outstanding Units:
Membership Units	Glacial Lakes Energy, LLC 301 20th Avenue SE Watertown, SD 57201		5,004	units	16.35%
Membership Units	Fagen Holdings, Inc. (11) 501 W. Highway 212 P.O. Box 159 Granite Falls, MN 56241		4,071	units	13.30%

*	Indicates less than 1% ownership.

(1)	The address for all governors and named executive officers is the Company’s principal executive offices located at 15045 Highway 23 SE, Granite Falls, Minnesota.

(2)

In accordance with Rule 13d-3 under the Securities Exchange Act of 1934, a person is deemed to be the beneficial owner for purposes of this table, of any units if he has shared voting or investment power with respect to such security, or has a right to acquire beneficial ownership at any time within 60 days from the date as of which beneficial ownership is being determined.  As used herein, “voting power” is the power to vote or direct the voting of units and “investment power” is the power to dispose or direct the disposition of units, and includes all units held directly as well as by spouses and minor children, in trust and other indirect ownership, over which units the named individuals effectively exercise sole or shared voting or investment power.

(3)	The percentages in the table are based on 30,606 Units issued and outstanding as of February 28, 2022.

(4)

Includes 287 units owned directly through Dean J. Buesing Revocable Living Trust and 348 units owned indirectly through Barbara J. Buesing Revocable Living Trust with his wife.  550 of these units are pledged as security.

(5)	Includes 20 units owned by the Enstad Brothers Partnership and 5 units owned by the Enstad Family Partnership. Mr. Enstad is a partner of both entities.

(6)	Includes 10 units owned jointly with Mr. Forkrud’s spouse.

(7)	Includes 5 units owned jointly with Ms. Schuler’s spouse.

(8)	Includes 100 units owned jointly with Mr. Wilkison’s spouse.

(9)	Includes 500 units owned directly by Mr. LaVigne’s spouse.

(10)  Includes 55 units owned jointly with Mr. Spaude’s spouse and 40 units owned directly by Mr. Spaude’s spouse.

(11) Includes 3,925 units held by Fagen Holdings, Inc., and 146 units held by its affiliate Project Hawkeye, LLC.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as disclosed below or in the sections captioned “Compensation of Governors” and “Compensation of Executive Officers,” we have not entered into any transaction since the beginning of fiscal year 2021 and there are no currently proposed transactions, in which we were or are to be a participant and the amount involved exceeds $120,000 and in which any related person had or will have a direct or indirect material interest. The term “related person” as defined in Item 404(a) of Regulation S-K refers to our directors, executive officers, holders of more than 5% of our outstanding units and the immediate family members of any of those persons.  No direct family relationships exist between any of the governors of the Board, officers, or key employees of the Company.

Related Party Transaction Approval Policy

During fiscal year 2021, we had no written related-party transaction policy.  However, our operating and member control agreement requires that all future transactions with related persons will be no less favorable to us than those generally available from unaffiliated third parties and that all such related party transactions must be approved by a majority of the disinterested governors.

Corn Transactions

In the ordinary course of business, we regularly enter into transactions to buy grain. From time to time, we may buy grain from related persons on the same basis as we buy grain from unrelated parties. For the fiscal year ended October 31, 2021, we purchased approximately $5,825,000 of corn from board members, consisting of approximately $1,170,000 from Enstad Brothers Partnership, of which Paul Enstad is a partner; approximately $2,860,000 from Buesing Ag Partnership, of which Dean Buesing is a partner; and approximately $1,795,000 from Prairie View Farms, which is controlled by Kenton Johnson.

Governor Independence Standards

Our securities are not listed on a national securities exchange or in an inter-dealer quotation system that requires that a majority of the Board be independent. However, we use the independence standards set forth by the SEC and NASDAQ to evaluate the independence of our Board.

In determining independence, the Board reviews whether governors have any material relationship with the Company taking into consideration the following factors: (i) the business relationships of our directors; (ii) positions our directors hold with other companies; (iii) family relationships between our directors and other individuals involved with the Company; (iv) transactions between our directors and the Company; and (v) compensation arrangements between our directors and the Company. An independent governor must not have any material relationship with the Company, directly or indirectly as a partner, shareholder, or officer of an organization that has a relationship with the Company, or any relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a governor.

The Board undertook a review of governor independence in February 2022 as to all of the governors then serving. As a result of its review, the board of governors affirmatively determined that each of Ms. Larson and Messrs. Bergquist, Wilkison, Forkrud, LaVigne, Seifert, and Spaude are independent according to the “independence” definition of the NASDAQ Listing Rules. The Board made the determination that each of Messrs. Buesing, Enstad, and Johnson are not “independent” because they sold a significant amount of grain to us in fiscal year 2021, as discussed above under the section titled “Certain Relationships and Related Transactions.”

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Registered Public Accounting Firm

The audit committee selected Boulay PLLP, as independent registered public accountants for the fiscal year November 1, 2020, to October 31, 2021. A representative of Boulay PLLP, is expected to be present at the 2022 annual meeting of members and will have an opportunity to make a statement if so desired. The representative is also expected to be available for questions from the members.

Audit Fees

The aggregate fees billed by the principal independent registered public accountants (Boulay PLLP) to the Company for the fiscal year ended October 31, 2021, and 2020 are as follows:

Category	Fiscal Year	Fees
Audit Fees(1)	2021	$268,562
	2020	$167,440
Tax Fees(2)	2021	$25,740
	2020	$28,620
All Other Fees(3)	2021	$14,560
	2020	$17,240

(1)

The audit fees were incurred for the audit of the Company’s annual consolidated financial statements included within Form 10-K and review of the consolidated financial statements included in the Company’s quarterly reports on Form 10-Q, as well as services in connection with other statutory and regulatory filings or engagements for the fiscal years ended October 31, 2021, and 2020.

(2)	The tax fees were billed for services rendered for tax compliance. The nature of the services comprising the tax fees was for year-end tax preparation of the partnership return and associated K-1’s.

(3)	The other fees were billed for services rendered for the Renewable Identification Number agreed-upon procedures as well as other financial, tax, and operational related consulting.

Prior to engagement of the principal independent registered public accountants to perform audit services for the Company, the principal accountant was pre-approved by our audit committee pursuant to Company policy requiring such approval.

One hundred percent (100%) of all audit services, audit-related services and tax-related services were pre-approved by our audit committee.

Audit Committee Pre-Approval Policies

We have adopted pre-approval policies and procedures for the audit committee that require the audit committee to pre-approve all audit and all permitted non-audit engagements and services (including the fees and terms thereof) by the independent auditors, except that the audit committee may delegate the authority to pre-approve any engagement or service less than $10,000 to one of its members, but requires that the member report such pre-approval at the next full audit committee meeting. The audit committee may not delegate its pre-approval authority for any services rendered by our independent auditors relating to internal controls. These pre-approval policies and procedures prohibit delegation of the audit committee’s responsibilities to our management. Under the policies and procedures, the audit committee may pre-approve specifically described categories of services which are expected to be conducted over the subsequent twelve months on its own volition, or upon application by management or the independent auditor.

All of the services described above for fiscal year 2021 were pre-approved by the audit committee or a member of the committee before Boulay PLLP was engaged to render the services.

EXHIBITS

Exhibit No.	Exhibit	Incorporated by Reference To:
31.1	Certification of Chief Executive Officer pursuant to 17 CFR 240.13a-14(a). (**)	Attached hereto.
31.2	Certification of Chief Financial Officer pursuant to 17 CFR 240.13a-14(a). (**)	Attached hereto.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350. (**)	Attached hereto.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350. (**)	Attached hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

GRANITE FALLS ENERGY, LLC

Date:	February 28, 2022	/s/ Jeffrey Oestmann
Jeffrey Oestmann
Chief Executive Officer

Date:	February 28, 2022	/s/ Stacie Schuler
Stacie Schuler
Chief Financial Officer