Form 10-Q
period 2022-01-31
Granite Falls Energy, LLC
filed 2022-03-17
CIK 1181749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended January 31, 2022

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

◻Yes    ⌧No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of March 17, 2022 there were 30,606 membership units outstanding.

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

GRANITE FALLS ENERGY, LLC and Subsidiaries

Condensed Consolidated Balance Sheets

	January 31, 2022	October 31, 2021
ASSETS	(unaudited)
Current Assets
Cash and cash equivalents	$37,813,663	$29,295,657
Restricted cash	3,170,349	1,641,123
Accounts receivable	7,963,806	12,028,397
Inventory	21,748,685	20,749,831
Commodity derivative instruments	—	39,076
Prepaid expenses and other current assets	1,677,822	1,059,604
Total current assets	72,374,325	64,813,688

Property and Equipment, net	48,840,320	49,716,246

Investments	12,133,737	14,518,331

Operating lease right of use asset	14,857,962	15,755,395

Other Assets	332,254	333,254

Total Assets	$148,538,598	$145,136,914

LIABILITIES AND MEMBERS' EQUITY
Current Liabilities
Current maturities of long-term debt	$6,171,429	$5,046,429
Accounts payable	8,666,625	19,445,954
Commodity derivative instruments	1,478,438	732,801
Accrued expenses	1,096,651	1,145,326
Operating lease, current liabilities	3,695,812	3,653,131
Total current liabilities	21,108,955	30,023,641

Long-Term Debt, less current portion	25,928,571	27,621,428

Operating lease, long-term liabilities	11,162,150	12,102,264

Other Long-Term Liabilities	1,479,329	1,467,848

Commitments and Contingencies

Members' Equity
Members' equity attributable to Granite Falls Energy, LLC consists of 30,606 units authorized, issued and outstanding at January 31, 2022 and October 31, 2021	88,859,593	73,921,733

Total Liabilities and Members' Equity	$148,538,598	$145,136,914

Notes to Condensed Consolidated Unaudited Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC and Subsidiaries

Condensed Consolidated Statements of Operations

	Three Months Ended
	January 31, 2022	January 31, 2021
	(Unaudited)	(Unaudited)

Revenues	$109,778,677	$49,398,386

Cost of Goods Sold	82,622,134	52,788,296

Gross Profit (Loss)	27,156,543	(3,389,910)

Operating Expenses	2,371,272	1,994,237

Operating Income (Loss)	24,785,271	(5,384,147)

Other Income (Expense)
Other income (expense), net	(4,582)	143,457
Interest income	2,583	1,311
Interest expense	(366,514)	(166,455)
Investment income	615,406	114,455
Total other income, net	246,893	92,768

Net Income (Loss)	$25,032,164	$(5,291,379)

Less: Net Loss Attributable to Non-controlling Interest	$—	$2,040,525

Net Income (Loss) Attributable to Granite Falls Energy, LLC	$25,032,164	$(3,250,854)

Weighted Average Units Outstanding - Basic and Diluted	30,606	30,606

Amounts attributable to Granite Falls Energy, LLC:

Net Income (Loss) Per Unit - Basic and Diluted	$817.88	$(106.22)

Distributions Per Unit	$330.00	$—

Notes to Condensed Consolidated Unaudited Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES

Condensed Consolidated Unaudited Statements of Changes in Members' Equity

	Members' Equity attributable to
	Granite Falls Energy, LLC	Non-controlling Interest	Total Members' Equity
Balance - October 31, 2021	$ 73,921,733	—	$ 73,921,733

Member distributions	(10,094,304)	—	(10,094,304)
Net income attributable to Granite Falls Energy, LLC	25,032,164	—	25,032,164

Balance - January 31, 2022	$ 88,859,593	—	$ 88,859,593

Balance - October 31, 2020	$ 52,111,525	$ 9,780,302	$ 61,891,827

Net loss attributable to non-controlling interest	—	(2,040,525)	(2,040,525)
Net loss attributable to Granite Falls Energy, LLC	(3,250,854)	—	(3,250,854)

Balance - January 31, 2021	$ 48,860,671	$ 7,739,777	$ 56,600,448

Notes to Condensed Consolidated Unaudited Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	Three Months Ended	Three Months Ended
	January 31, 2022	January 31, 2021
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net income (loss)	$25,032,164	$(5,291,379)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Depreciation and amortization	1,285,602	1,872,857
Change in fair value of derivative instruments	1,547,362	5,779,920
Gain on equity method investments	(615,406)	(114,455)
Loss on disposal of assets	—	21,728
Changes in operating assets and liabilities:
Commodity derivative instruments	(762,649)	(5,356,641)
Accounts receivable	4,064,591	341,199
Inventory	(998,854)	(6,303,425)
Prepaid expenses and other current assets	(617,218)	(801,288)
Accounts payable	(10,728,407)	(2,816,836)
Accrued expenses	(48,675)	210,724
Accrued railcar rehabilitation costs	11,481	11,481
Net Cash Provided By (Used In) Operating Activities	18,169,991	(12,446,115)

Cash Flows from Investing Activities
Proceeds from redemption of equity method investment	3,000,000	—
Payments for capital expenditures	(460,598)	(2,184,645)
Net Cash Provided By (Used In) Investing Activities	2,539,402	(2,184,645)

Cash Flows from Financing Activities
Checks drawn in excess of bank balance	—	1,393,581
Proceeds from long-term debt	—	7,587,875
Payments on long-term debt	(567,857)	(911,925)
Member distributions	(10,094,304)	—
Net Cash Provided By (Used In) Financing Activities	(10,662,161)	8,069,531

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	10,047,232	(6,561,229)

Cash, Cash Equivalents and Restricted Cash - Beginning of Period	30,937,780	13,580,121

Cash, Cash Equivalents and Restricted Cash - End of Period	$40,984,012	$7,018,892

Reconciliation of Cash, Cash Equivalents and Restricted Cash
Cash and Cash Equivalents - Balance Sheet	$37,813,663	$4,782,264
Restricted Cash - Balance Sheet	3,170,349	2,236,628
Cash, Cash Equivalents and Restricted Cash	$40,984,012	$7,018,892

Supplemental Cash Flow Information
Cash paid during the period for:
Interest expense	$366,094	$168,603

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Capital expenditures and construction in process included in accounts payable	$—	$751,657

Notes to Condensed Consolidated Unaudited Financial Statements are an integral part of this Statement.

Granite Falls Energy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

January 31, 2022

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Granite Falls Energy, LLC (“GFE”) is a Minnesota limited liability company currently producing fuel-grade ethanol, distillers’ grains, and crude corn oil near Granite Falls, Minnesota and sells these products, pursuant to marketing agreements, throughout the continental U.S. and on the international market. GFE’s plant has an approximate annual production capacity of 63 million gallons, but is currently permitted to produce up to 70 million gallons of undenatured ethanol on a twelve-month rolling sum basis.

Additionally, as of October 31, 2021 and January 31, 2022, GFE has 100% ownership in Heron Lake BioEnergy, LLC (“HLBE”).  HLBE is a Minnesota limited liability company currently producing fuel-grade ethanol, distillers’ grains, and crude corn oil near Heron Lake, Minnesota and sells these products, pursuant to marketing agreements, throughout the continental United States. HLBE’s plant has an approximate annual production capacity of 65 million gallons, but is currently permitted to produce up to 72.3 million gallons per year of undenatured ethanol on a twelve-month rolling sum basis.  Additionally, HLBE, through a wholly owned subsidiary, operates a natural gas pipeline that provides natural gas to the HLBE’s ethanol production facility and other customers.

All references to “we”, “us”, “our”, and the “Company” collectively refer to GFE and its wholly-owned and majority-owned subsidiaries.

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements consolidate the operating results and financial position of GFE, and its approximately 50.7% owned subsidiary, HLBE (through GFE’s 100% ownership of Project Viking, L.L.C.) through September 29, 2021, when the remaining non-controlling interest was acquired. Given GFE’s control over the operations of HLBE and its majority voting interest, GFE consolidates the financial statements of HLBE with its consolidated financial statements. The remaining approximately 49.3% ownership of HLBE is included in the consolidated financial statements as a non-controlling interest through September 2021. HLBE is also the sole owner Agrinatural Gas, LLC (“Agrinatural”), through its wholly owned subsidiary, HLBE Pipeline Company, LLC.  Given HLBE’s control over the operations of Agrinatural and its majority voting interest, HLBE consolidates the financial statements of Agrinatural with its consolidated financial statements. All significant intercompany balances and transactions are eliminated in consolidation.

The accompanying condensed consolidated unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s audited consolidated financial statements for the year ended October 31, 2021, contained in the Company’s annual report on Form 10-K.

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

January 31, 2022

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

January 31, 2022

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

Granite Falls Energy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

January 31, 2022

Investments

The Company has an investment interest in a company in a related industry. The investment is accounted for by the equity method, under which the Company’s share of the net income of the investee is recognized as income in the Company’s Condensed Consolidated unaudited Statements of Operations and added to the investment account, and distributions received from the affiliates are treated as a reduction of the investment.

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

On November 15, 2021,  Harvestone redeemed GFE’s 20 units for $3,000,000.  As a result of the Harvestone redemption, GFE no longer owns any Harvestone units and has ceased to be a member of Harvestone. The Company received and recorded the $3,000,000 redemption in November 2021. No gain or loss was recognized upon redemption during the three months ended January 31, 2022.

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

Granite Falls Energy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

January 31, 2022

3.   REVENUE

Revenue by Source

All revenues from contracts with customers under ASC Topic 606 are recognized at a point in time. The following table disaggregates revenue by major source for the three months ended January 31, 2022 and 2021:

Three Months Ended January 31, 2022
(unaudited)
Total
Ethanol	$88,267,198
Distillers’ Grains	14,783,149
Corn Oil	5,655,922
Other	272,854
Natural Gas Pipeline	799,554
Total Revenues	$109,778,677

Three Months Ended January 31, 2021
(unaudited)
Total
Ethanol	$36,138,491
Distillers’ Grains	9,777,090
Corn Oil	2,850,199
Other	225,746
Natural Gas Pipeline	406,860
Total Revenues	$49,398,386

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

4.   INVENTORY

Inventories consist of the following:

	January 31,	October 31,
	2022	2021
	(unaudited)
Raw materials	$12,310,830	$10,742,480
Supplies	3,198,555	3,322,639
Work in process	2,112,829	2,023,966
Finished goods	4,126,471	4,660,746
Totals	$21,748,685	$20,749,831

The Company performs a lower of cost or net realizable value analysis on inventory to determine if the net realizable values of certain inventories are less than their carrying value, which is attributable primarily to decreases in market prices of corn and ethanol. Based on the lower of cost or net realizable value analysis, as a component of cost of

Granite Falls Energy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

January 31, 2022

goods sold, the Company recorded a loss on ethanol inventories of approximately $37,000 and $325,000 for the three months ended January 31, 2022 and 2021, respectively.

5.   DERIVATIVE INSTRUMENTS

As of January 31, 2022, the total notional amount of the Company’s outstanding corn derivative instruments was approximately 5,295,000 bushels, comprised of short corn futures positions that were entered into to hedge forecasted ethanol sales through March 2023. Additionally, there are corn options positions of 350,000 bushels through May 2022. There may be offsetting positions that are not shown on a net basis that could lower the notional amount of positions outstanding.

As of January 31, 2022, the Company had approximately $3,170,000 of cash collateral (restricted cash) related to derivatives held by a broker.

The following tables provide details regarding the Company's derivative instruments at January 31, 2022, none of which were designated as hedging instruments:

	Consolidated Balance Sheet Location	Assets	Liabilities
Corn contracts	Commodity derivative instruments	$—	$1,475,563
Ethanol contracts	Commodity derivative instruments	—	2,875
Totals		$—	$1,478,438

As of October 31, 2021, the total notional amount of the Company’s outstanding corn derivative instruments was approximately 9,175,000 bushels, comprised of long corn futures positions on 3,180,000 bushels that were entered into to hedge forecasted ethanol sales through March 2022, and short corn futures positions on 5,995,000 bushels that were entered into to hedge its forward corn purchase contracts through December 2022. Additionally, there are corn options positions of 140,000 bushels through May 2022. There may be offsetting positions that are not shown on a net basis that could lower the notional amount of positions outstanding.

As of October 31, 2021, the Company had approximately $1,641,000 of cash collateral (restricted cash) related to derivatives held by a broker.

The following tables provide details regarding the Company’s derivative instruments at October 31, 2021, none of which were designated as hedging instruments:

	Consolidated Balance Sheet Location	Assets	Liabilities
Corn contracts	Commodity derivative instruments	$—	$732,801
Ethanol contracts	Commodity derivative instruments	39,076	—
Totals		$39,076	$732,801

The following tables provide details regarding the gains (losses) from Company's derivative instruments in the condensed consolidated statements of operations, none of which are designated as hedging instruments:

	Consolidated Statement	Three Months Ended January 31,
	of Operations Location	2022	2021
Corn contracts	Cost of Goods Sold	$(1,586,235)	$(5,893,858)
Ethanol contracts	Revenues	38,873	113,938
Total loss		$(1,547,362)	$(5,779,920)

Granite Falls Energy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

January 31, 2022

6.   FAIR VALUE

The following table sets forth, by level, the Company assets that were accounted for at fair value on a recurring basis at January 31, 2022:

			Fair Value Measurement Using
			Quoted Prices	Significant Other	Significant
	Carrying Amount in		in Active Markets	Observable Inputs	Unobservable Inputs
	Consolidated Balance Sheet	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Liabilities:
Commodity Derivative instruments - Ethanol	$2,875	$2,875	$2,875	$—	$—
Commodity Derivative Instruments - Corn	$1,475,563	$1,475,563	$1,475,563	$—	$—
Accounts Payable (1)	$308,136	$308,136	$—	$308,136	$—
(1)	Accounts payable is generally stated at historical amounts with the exception of amounts in this table related to certain delivered inventory for which the payable fluctuates based on the changes in commodity prices. These payables are hybrid financial instruments for which the company has elected the fair value option.

The following table provides information on those derivative assets and liabilities measured at fair value on a recurring basis at October 31, 2021:

			Fair Value Measurement Using
			Quoted Prices	Significant Other	Significant
	Carrying Amount in		in Active Markets	Observable Inputs	Unobservable Inputs
Financial Assets:	Consolidated Balance Sheet	Fair Value	(Level 1)	(Level 2)	(Level 3)
Commodity Derivative Instruments - Corn	$39,067	$39,067	$39,067	$—	$—

Financial Liabilities:
Commodity Derivative Instruments - Corn	$732,801	$732,801	$732,801	$—	$—
Accounts Payable (1)	$923,550	$923,550	$—	$923,550	$—
(1)	Accounts payable is generally stated at historical amounts with the exception of amounts in this table related to certain delivered inventory for which the payable fluctuates based on the changes in commodity prices. These payables are hybrid financial instruments for which the company has elected the fair value option.

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

Granite Falls Energy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

January 31, 2022

7.  DEBT FACILITIES

Long-term debt consists of the following:

	January 31, 2022	October 31, 2021
	(unaudited)
$20 million Revolving Credit Promissory Note, see terms below	$—	$—
$20 million Revolving term loan, see terms below	—	—
$25 million Single Advance Term Promissory Note, see terms below	25,000,000	25,000,000
$2.4 million Single Advance Term Promissory Note, see terms below	2,100,000	2,400,000
Term note payable to Project Hawkeye, see terms below	5,000,000	5,267,857
Totals	32,100,000	32,667,857
Less: amounts due within one year	6,171,429	5,046,429
Net long-term debt	$25,928,571	$27,621,428

Based on the most recent debt agreements, estimated maturities of long-term debt at January 31, 2022 are as follows:

2023	$6,171,429
2024	6,171,429
2025	6,171,429
2026	5,871,429
2027	7,714,284
Total debt	$32,100,000

On September 27, 2021, GFE finalized loan documents for an amended credit facility (the “2021 Credit Facility”) with AgCountry Farm Credit Services, PCA, AgCountry Farm Credit Services, FLCA (“AgCountry”). CoBank FCB (“CoBank”) serves as AgCountry’s administrative agent for the 2021 Credit Facility. The 2021 Credit Facility is intended to finance GFE’s acquisition of HLBE and consolidate certain existing debts of GFE and HLBE.  The loan documents include an Amended and Restated Credit Agreement (the “Credit Agreement”), which amends and replaces the Company’s credit agreement with AgCountry dated September 27, 2018.

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

The 2021 Credit Facility includes the following agreements:

$20 million Revolving Credit Promissory Note:

Under the terms of the Revolving Credit Promissory Note, GFE may borrow, repay, and reborrow up to the aggregate principal commitment amount of $20.0 million. Final payment of amounts borrowed under revolving credit promissory note is due October 1, 2022. Interest on the amended revolving term promissory note accrues at a variable weekly rate equal to the One-Month London Interbank Offered Rate (“LIBOR”) Index rate plus 3.25% and is payable monthly in arrears, which equated to 3.36% at January 31, 2022. The revolving credit promissory note is also subject to a 0.30% fee on the unused commitment. The purpose of the revolving credit promissory note is to provide for the operating needs of

Granite Falls Energy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

January 31, 2022

GFE and consolidate a $5 million revolving credit promissory note dated February 4, 2021, between AgCountry and HLBE.

$20 million Amended and Restated Revolving Term Promissory Note:

Under the terms of the Amended and Restated Revolving Term Promissory Note, GFE may borrow, repay, and reborrow up to the aggregate principal commitment amount of $20.0 million. Final payment of amounts borrowed under the note is due October 1, 2026. Subject to GFE’s selection, interest on the note accrues at either a variable weekly rate of the LIBOR Index rate plus 3.50%, which equated to 3.61% at January 31, 2022, or an annual fixed rate determined by CoBank.  The note is subject to an overadvance fee, an amendment fee, and a 0.50% unused commitment fee. The purposes of the note are to providing working capital to GFE, to finance GFE’s acquisition of the non-controlling interest of HLBE, and to terminate and transfer to GFE the existing indebtedness on a $13 million amended and restated revolving term promissory note dated June 11, 2020, between HLBE and AgCountry.

$25 million Single Advance Term Promissory Note:

Under the terms of the $25.0 million Single Advance Term Promissory Note, AgCountry agrees to make a single advance loan to GFE in the amount of $25.0 million for the purpose of financing GFE’s acquisition of the non-controlling interest of HLBE and refinancing existing indebtedness.  GFE agrees to repay the note in eighteen quarterly installments of $1.125 million, beginning March 2022, plus a final installment of any unpaid balance. Subject to GFE’s selection, the amounts borrowed bear interest at either a variable weekly rate equal to the LIBOR Index Rate plus 3.50%, which equated to 3.61% at January 31, 2022, or an annual fixed rate set by CoBank, with a minimum period of one year and minimum amount of $100,000.

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

Project Hawkeye Loan

On August 2, 2017, GFE entered into a replacement credit facility with Project Hawkeye. The terms of the replacement credit facility allow GFE to borrow up to $7.5 million of variable-rate, amortizing non-recourse debt from Project Hawkeye using the GFE’s $7.5 million investment in Ringneck Energy & Feed, LLC (“Ringneck”), as collateral.  The Project Hawkeye loan bears interest from date funds are first advanced on the loan through maturity, at a rate per annum equal to the sum of the One Month LIBOR Index Rate plus 3.05% per annum, with an interest rate floor of 3.55%, which equated to 3.55% at January 31, 2022.

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

Granite Falls Energy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

January 31, 2022

8. LEASES

The Company leases rail cars for its facility to transport ethanol and dried distillers’ grains to its end customers. Operating lease right of use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company uses its estimated incremental borrowing rate, unless an implicit rate is readily determinable, as the discount rate for each lease in determining the present value of lease payments. For the twelve months ended January 31, 2022, the Company’s weighted average discount rate was 4.87%.  Operating lease expense is recognized on a straight-line basis over the lease term.

The Company determines if an arrangement is a lease or contains a lease at inception. The Company’s leases have remaining terms of approximately two to six years. For the twelve months ended January 31, 2022, the weighted average remaining lease term was three years.

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

The following table summarizes the remaining annual maturities of the Company’s operating lease liabilities as of January 31, 2022:

2023	$4,315,800
2024	3,917,400
2025	3,261,000
2026	2,870,100
2027	1,983,000
Thereafter	100,000
Totals	16,447,300
Less: Amount representing interest	1,589,338
Lease liabilities	$14,857,962

For the three months ended January 31, 2022 and 2021, the Company recorded operating lease costs of approximately $1,611,000 and $1,444,000 respectively, in cost of goods sold in the condensed consolidated unaudited statement of operations, which approximates cash paid for the period.

9.   MEMBERS' EQUITY

The Company has one class of membership units. The units have no par value and have identical rights, obligations and privileges.  Income and losses are allocated to all members based upon their respective percentage of units held. As of January 31, 2022 and October 31, 2021, the Company had 30,606 membership units authorized, issued, and outstanding.

On December 22, 2021, the Board of Governors of the Company declared a cash distribution of $330.00 per membership unit to the holders of record of the Company’s units at the close of business on December 22, 2021, for a total distribution of $10,099,980. The Company paid the distribution in January 2022.

10.  RELATED PARTY TRANSACTIONS

Corn Purchases - Members

The Company purchased corn from board members of approximately $2,998,000 and $4,719,000 for the three months ended January 31, 2022 and 2021, respectively.

Granite Falls Energy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

January 31, 2022

11.  COMMITMENTS AND CONTINGENCIES

Corn Forward Contracts

At January 31, 2022, the Company had cash and basis contracts for forward corn purchase commitments for approximately 9,012,000 bushels for deliveries through October 2023.

Given the uncertainty of future ethanol and corn prices, the Company could incur a loss on the outstanding corn purchase contracts in future periods. Management has evaluated these forward contracts and its inventories using the lower of cost or net realizable value evaluation, similar to the method used on its inventory, and has determined that no impairment existed for the forward corn purchase commitments at January 31, 2022 and October 31, 2021.

Ethanol Forward Contracts

At January 31, 2022, the Company had fixed and basis contracts to sell approximately $40,094,000 of ethanol for various delivery periods through March 2022, which approximates 95% of its anticipated ethanol sales for this that period.

Distillers' Grain Forward Contracts

At January 31, 2022, the Company had forward contracts to sell approximately $4,708,000 of distillers’ grain for deliveries through March 2022, which approximates 60% of its anticipated distillers’ grain sales during that period.

Corn Oil Forward Contracts

At January 31, 2022, the Company had forward contracts to sell approximately $2,439,000 of corn oil for delivery through February 2022, which approximates 70% of its anticipated corn oil sales for that period.

Rail Car Rehabilitation Costs

GFE leases 75 hopper rail cars under a multi-year agreement, which ends November 2025. HLBE leases 50 hopper rail cars under a multi-year agreement which ends in May 2027. Under the agreements, the Company is required to pay to rehabilitate each car for "damage" that is considered to be other than normal wear and tear upon turn in of the car(s) at the termination of the lease. During the three months ended January 31, 2022 and 2021, GFE has recorded a corresponding estimated long-term liability totaling $825,000. During the three months ended January 31, 2022 and 2021, HLBE has recorded a corresponding estimated long-term liability totaling approximately $654,000. The Company accrues the estimated cost of rail car damages over the term of the leases as the damages are incurred as a component of cost of goods sold. During the three months ended January 31, 2022 and 2021, the Company recorded an expense in cost of goods of approximately $11,000 and $12,000, respectively.

Letter of Credit Promissory Note

The 2021 Credit Facility includes an amended and restated letter of credit promissory note. Under the terms of the note, the Company may borrow, repay, and reborrow up to the aggregate principal commitment of $500,000 until its maturity on December 1, 2023. Amounts borrowed under the note bear interest at a variable weekly rate equal to 3.25% above the rate quoted by LIBOR Index rate, which was 3.36% at January 31, 2022 The aggregate principal amount available under the letter of credit promissory note was $500,000 at January 31, 2022 and October 31, 2021.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

We prepared the following discussion and analysis to help readers better understand our financial condition, changes in our financial condition, and results of operations for the three months ended January 31, 2022 and 2021.  This section should be read in conjunction with the condensed consolidated unaudited financial statements and related notes in PART I - Item 1 of this report and the information contained in the Company’s annual report on Form 10-K for the fiscal year ended October 31, 2021.

When we use the terms “Granite Falls Energy” or “GFE” or similar words in this Quarterly Report on Form 10-Q, unless the context otherwise requires, we are referring to Granite Falls Energy, LLC and our operations at our ethanol production facility located in Granite Falls, Minnesota.  When we use the terms “Heron Lake BioEnergy”, “Heron Lake”, or “HLBE” or similar words, unless the context otherwise requires, we are referring to Heron Lake BioEnergy, LLC and its wholly owned subsidiary, HLBE Pipeline Company, LLC, through which, HLBE holds a 100% interest in Agrinatural Gas, LLC. When we use the terms the “Company,” “we,” “us,” “our” or similar words in this quarterly report on Form 10-Q, unless the context otherwise requires, we are referring to Granite Falls Energy, LLC and our consolidated wholly- and majority-owned subsidiaries.

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

Forward-looking statements are subject to a number of known and unknown risks, uncertainties and other factors, many of which may be beyond our control, and may cause actual results, performance or achievements to differ materially from those projected in, expressed or implied by forward-looking statements. These risks and uncertainties include, but are not limited to, the following:

●	Fluctuations in the price of ethanol as a result of a number of factors, including: the price and availability of competing fuels; the overall supply and demand for ethanol and corn; the price of gasoline, crude oil and corn; and government policies;
●	Fluctuations in the price of crude oil and gasoline and the impact of lower oil and gasoline prices on ethanol prices and demand;
●	Fluctuations in the availability and price of corn, resulting from factors such as domestic stocks, demand from corn-consuming industries, such as the ethanol industry, prices for alternative crops, increasing input costs, changes in government policies, shifts in global markets or damaging growing conditions, such as plant disease or adverse weather, including drought;
●	Fluctuations in the availability and price of natural gas, which may be affected by factors such as weather, drilling economics, overall economic conditions, and government regulations;
●	Negative operating margins which may result from lower ethanol and/or high corn prices;
●	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;
●	Overcapacity and oversupply in the ethanol industry;
●	Ethanol trading at a premium to gasoline at times, which may act as a disincentive for discretionary blending of ethanol beyond Renewable Fuel Standard requirements and consequently negatively impacting ethanol prices and demand;
●	Changes in federal and/or state laws and environmental regulations including elimination, waiver or reduction of corn-based ethanol volume obligations under the Renewable Fuel Standard and legislative acts taken by state governments such as California related to low-carbon fuels, may have an adverse effect on our business;
●	Any impairment of the transportation, storage and blending infrastructure that prevents ethanol from reaching markets;
●	Any effect on prices and demand for our products resulting from actions in international markets, particularly imposition of tariffs;

●	Changes in our business strategy, capital improvements or development plans;
●	Effect of our risk mitigation strategies and hedging activities on our financial performance and cash flows;
●	Competition from alternative fuels and alternative fuel additives;
●	Changes or advances in plant production capacity or technical difficulties in operating the plant;
●	Our reliance on key management personnel;
●	A slowdown in global and regional economic activity, demand for our products and the potential for labor shortages and shipping disruptions resulting from COVID-19; and
●	Inflation and supply chain bottlenecks may lead to increases in the costs of corn, natural gas, labor and other expenses critical to the operation of our ethanol plans.

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

The Company experienced a significant increase in its revenue and net income during the three month period ended January 31, 2022, as compared to the same three month period a year earlier, due primarily to a substantial increase in the price received per gallon of ethanol, as well as increases in the price received for our other principal products, distillers grain and corn oil. The increase in the price of ethanol is attributable, in part, to the economic rebound from the effects of the COVID-19 pandemic, which has led to increased demand for transportation fuel, including the ethanol we produce. Management expects demand for ethanol to remain strong in the near term; however, it is possible that additional factors including the conflict in Ukraine, inflation, and the possibility of additional COVID-19 outbreaks could lead to volatility in the economy generally and in the ethanol industry specifically.

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

We do not have any long-term, fixed price exclusive supply contracts for the purchase of corn for either the GFE or HLBE plants. Both GFE and HLBE purchase the corn necessary for operating directly from grain elevators, farmers, and local dealers within approximately 80 miles of their respective plants. GFE’s members are not obligated to deliver corn to our plants.

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

Trends and Uncertainties Impacting Our Operations

The principal factors affecting our results of operations and financial conditions are the market prices for corn, ethanol, distillers’ grains and natural gas, as well as governmental programs designed to create incentives for the use of corn-based ethanol.  Other factors that may affect our future results of operation include those risks discussed below and our annual report on Form 10-K for the fiscal year ended October 31, 2021, which are incorporated herein by reference.

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

Corn Prices

Corn prices increased significantly in fiscal year 2021, due in part to the improved domestic economy as well as increased demand from China and drought in South America’s corn-growing regions. Average corn prices remained above $5.00 per bushel for the three months ended January 31, 2022.

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

U.S. Ethanol Supply and Demand

During the three months ended January 31, 2022, domestic ethanol production increased approximately 10% compared to the same three month period a year earlier, with U.S. ethanol plants producing more than 1 million barrels of fuel ethanol per day on average, according to the U.S. Energy Information Administration (“EIA”).

Ethanol production is projected to increase slightly in 2022. The EIA projects fuel ethanol production will average 1.03 million barrels per day in 2022, up from approximately 980,000 barrels per day produced in 2021. Further, EIA projects fuel ethanol production will average 1.02 million barrels per day in 2023. Continued ethanol production capacity increases could also have a negative impact on the market price of ethanol, which could negatively affect our profitability.

Exports of ethanol decreased slightly in our fiscal year 2021, after increasing slightly each of the previous two fiscal years. Export demand for ethanol is less consistent compared to domestic demand which can lead to ethanol price volatility. The decrease in ethanol exports is due to various factors, including a decrease in trading with Brazil, which had been one of the two largest importers of U.S. ethanol, due to the expiration of a Brazilian import quota. The USDA projects that U.S. ethanol exports will increase slightly in 2022 due to both volume and price gains due, in part, to increased renewable fuel blending requirements in the United Kingdom, India, and other nations. Any decrease in U.S. ethanol exports could adversely impact the market price of ethanol unless domestic demand increases or additional foreign markets are developed.

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

Further,  reductions renewable fuel blending requirements or waivers of small refiner renewable volume obligations by the U.S. Environmental Protection Agency (“EPA”) may also reduce demand for ethanol and thereby adversely affect our profitability.

Changes in the price for crude oil and unleaded gasoline affect the demand for gasoline and may impact the market price of ethanol. According to the EIA projections published in January 2021, U.S. gasoline consumption is forecast to average 9.1 million barrels per day in 2022, up from 8.8 million barrels per day in 2021. Further, according to EIA’s January projections, regular gasoline retail prices in the U.S. were expected to average $3.06 in 2022, up from $3.00 in 2021. However, more recent events, including the conflict in Ukraine, have contributed to increased volatility in global fuel markets.

Management believes that the ethanol outlook in the fiscal year 2022 will remain relatively consistent with the three months ended January 31, 2022. However, it is possible that increased volatility will occur due to the conflict in Ukraine, the COVID-19 pandemic, inflation, or other unforeseen factors.

Conflict in Ukraine

Russia’s invasion of Ukraine in February 2022 has contributed to significant economic volatility, which could have adverse effects on our business. Since the beginning of the conflict in Ukraine, fuel prices, including retail gasoline, have increased significantly due, in part, to the United States and other nations imposing economic sanctions on Russia, a major producer and exporter of oil and other fuels. It is possible that increased gasoline prices will result in increased demand for alternative fuels, including the ethanol we produce. It is, however, also possible that the Ukrainian conflict will cause increased economic volatility or other unforeseen conditions that adversely affect the domestic economy generally and our business specifically.

Further, it is possible that the conflict in Ukraine could result in increased grain prices, including the price of corn we use to produce ethanol. If the Ukrainian conflict causes an increase in corn prices, or other volatility in agriculture markets, it could adversely affect the profitability of our business.

Additionally, while neither Russia nor Ukraine have historically imported U.S. ethanol, it is possible that economic turmoil caused by the Ukrainian conflict could affect the U.S. exports of ethanol, which could affect our business.

COVID-19 Pandemic

After experiencing volatile and adverse conditions for much of the fiscal year 2020 due to the COVID-19 pandemic and its ramifications, the Company and the ethanol industry as a whole benefited from more favorable market conditions during our 2021 fiscal year, as vehicle travel and demand for transportation fuel, including the ethanol we produce, rebounded. The prices we received for a gallon of ethanol increased significantly during the three months ended January 31, 2022, as compared to the same period the prior year.  As a result, we experienced positive operating margins, increased cash flow from operations, and increased net income during the three months ended January 31, 2022, compared to the three months ended January 31, 2021.

During the three months ended January 31, 2022, the outbreak of the COVID-19 Omicron variant led to increased COVID-19 infections and hospitalizations and renewed government restrictions in some regions. However, demand for transportation fuel, including the ethanol we produce, remained strong during the recent three-month period. Further, the Omicron variant began to subside in early 2022, and many local governments have eased COVID-19 related restrictions. As restrictions related to the pandemic subside, management expects favorable market conditions for the ethanol industry to continue.

However, the pandemic is ongoing and various dynamic factors, including the possible outbreak of new coronavirus variants, make it difficult to forecast the long-term effects of the pandemic on our industry as a whole and our Company specifically. Further, tangential effects of the COVID-19 pandemic, including inflation, supply chain bottlenecks, labor market volatility, and raw material shortages may continue affect our operations and profitability.

It is possible that even after the pandemic subsides, there will be permanent changes to business and transportation norms that will reduce demand for ethanol. For example, increased adoption of “work from home” policies or tele-commuting, and the use virtual meetings, may permanently reduce business travel and thereby reduce the demand for transportation fuel, including the ethanol we produce.

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

In a separate action also on December 7, 2021, the EPA proposed an action to deny 65 pending applications for small refinery exemptions. Concurrently, the USDA announced $800 million to support biofuel producers and infrastructure.  This includes up to $700 million to provide economic relief to biofuel producers and restore renewable fuel markets affected by the pandemic.

Beyond the federal mandates, there are limited domestic markets for ethanol.  Further, opponents of ethanol such as large oil companies will likely continue their efforts to repeal or reduce the RFS through lawsuits or lobbying of Congress.  If such efforts are successful in further reducing or repealing the blending requirements of the RFS, a significant decrease in ethanol demand may result and could have a material adverse effect on our results of operations, cash flows and financial condition, unless additional demand from exports or discretionary E85 blending develops.

Results of Operations for the Three Months Ended January 31, 2022 and 2021

The following table shows summary information from the results of our operations and the approximate percentage of revenues, costs of goods sold, operating expenses and other items to total revenues in our unaudited condensed consolidated statements of operations for the three months ended January 31, 2022 and 2021 (amounts in thousands).

	Three Months Ended January 31,
	2022		2021
	(unaudited)		(unaudited)
Statement of Operations Data	Amount	%	Amount	%
Revenues	$109,779	100.0%	$49,398	100.0%
Cost of Goods Sold	82,622	75.3%	52,788	106.9%
Gross Profit (Loss)	27,157	24.7%	(3,390)	(6.9)%
Operating Expenses	2,371	2.2%	1,994	4.0%
Operating Income (Loss)	24,786	22.5%	(5,384)	(10.9)%
Other Income, net	247	0.2%	93	0.2%
Net Income (Loss)	25,032	22.7%	(5,291)	(10.7)%
Less: Net Loss Attributable to Non-controlling Interest	—	—%	2,040	4.1%
Net Income (Loss) Attributable to Granite Falls Energy, LLC	$25,032	22.7%	$(3,251)	(6.6)%

Revenues

Our consolidated revenue is derived principally from sales of our three primary products: ethanol, distillers’ grains and corn oil. Revenues from these products represented approximately 99.1% of our total revenues for the three months ended January 31, 2022 and approximately 98.8% of our total revenues for the three months ended January 31, 2021. The remaining approximately 0.9% and 1.2% is attributable to miscellaneous other revenue for the three months ended January 31, 2022 and 2021, respectively, and is made up of incidental sales of corn syrup at HLBE’s plant and revenues from natural gas pipeline operations at Agrinatural, net of intercompany eliminations for distribution fees paid by HLBE to Agrinatural for natural gas transportation services.

The following table shows the sources of our consolidated revenue and the approximate percentage of revenues from those sources to total revenues in our condensed consolidated unaudited statements of operations for the three months ended January 31, 2022:

	Three Months Ended January 31, 2022
	Sales Revenue	% of Total Revenues
Revenue Sources	(in thousands)
Ethanol sales	$88,267	80.4%
Distillers' grains sales	14,783	13.5%
Corn oil sales	5,656	5.2%
Miscellaneous other	1,073	0.9%
Total Revenues	$109,779	100.0%

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

Our total consolidated revenues increased by approximately 122.2% for the three months ended January 31, 2022, as compared to the three months ended January 31, 2021.  This increase in revenue was due to increases in the average price received for our three primary products, coupled with increases in the quantities sold of ethanol and corn oil, which were partially offset by a slight decrease in the quantity sold of distillers’ grains. In the three months ended January 31, 2022, the quantities of ethanol and corn oil we sold increased approximately 24.7% and 6.7% respectively, while the quantity sold of distillers’ grain decreased approximately 1.3%, and the average net price we received for ethanol, distillers’ grains, and corn oil increased approximately 95.5%, 53.6%, and 84.4% respectively, compared to the three months ended January 31, 2021. The following table reflects quantities of our three primary products sold and the average net prices received for the three months ended January 31, 2022 and 2021:

	Three Months Ended January 31, 2022		Three Months Ended January 31, 2021
	Quantity Sold	Avg. Net Price	Quantity Sold	Avg. Net Price
Product	(in thousands)		(in thousands)
Ethanol (gallons)	34,211	$2.58	27,436	$1.32
Distillers' grains (tons)	74	$199.21	75	$129.71
Corn oil (pounds)	9,613	$0.59	9,011	$0.32

Ethanol

Total revenues from sales of ethanol increased by approximately 144.2% for the three months ended January 31, 2022 compared to the same period a year earlier due to an approximately 24.7% increase in the number of gallons of ethanol sold and an approximately 95.5% increase in the price received for ethanol. The increase in volume sold was attributable to increased production at both plants during the three months ended January 31, 2022, compared to the same period in 2021, during part of which the HLBE plant was idled for the replacement of its boiler. The increase in the price of ethanol was due primarily to the rebound in the overall economy and the increase in demand for transportation fuel as compared to the three month period ended January 31, 2021.

Our ethanol derivative instruments resulted in a gain of approximately $39,000 and $114,000 during the three months ended January 31, 2022 and 2021, respectively.

At January 31, 2022, the Company had fixed and basis contracts to sell approximately $40,094,000 of ethanol for various delivery periods through March 2022, which approximates 95% of its anticipated ethanol sales for this that period.

Distillers' Grains

Total revenues from sales of distillers’ grains increased by approximately 51.2% for the three months ended January 31, 2022, compared to the same period a year earlier, due to an approximately 53.6% increase in the average price received per ton of distillers’ grain sold, which was partially offset by an approximately 1.3% decrease in the quantities sold. The increase in the price received was due to the improvement of the overall economy and an increase in demand for livestock feed.

At January 31, 2022, The Company had forward contracts to sell approximately $4,708,000 of distillers’ grain for deliveries through March 2022, which approximates 60% of its anticipated distillers’ grain sales during that period.

Corn Oil

Total revenues from sales of corn oil increased by approximately 98.5% for the three months ended January 31, 2022 compared to the same period a year earlier due primarily to an approximately 84.4% increase in the average price per pound we received for our corn oil from period to period coupled with an approximately 6.7% increase in pounds sold from period to period. The increase in pounds of corn oil sold was primarily attributable to an increase in production. The increase in the price received for corn oil was primarily attributable to increased demand for biodiesel.

Although management believes that corn oil prices will remain relatively steady, prices may decrease if there is an oversupply of corn oil production resulting from increased production rates at ethanol plants or if biodiesel producers begin to utilize lower-priced alternatives such as soybean oil or if the biodiesel blenders’ tax credit is not renewed and biodiesel production declines.

At January 31, 2022, the Company had forward contracts to sell approximately $2,439,000 of corn oil for delivery through February 2022, which approximates 70% of its anticipated corn oil sales for that period.

Cost of Goods Sold

Our cost of goods sold increased by approximately 56.5% for the three months ended January 31, 2022, as compared to the three months ended January 31, 2021. The increase in costs of goods sold was primarily attributable to an increase corn costs, due to the increase the average net price we paid per bushel of corn, coupled with an increase in production, which was primarily attributable the installation of a new boiler at the HLBE plant.  Our cost of goods sold totaled approximately 75.3% of our revenue for the three months ended January 31, 2022, which was a decrease from 106.9% for the same period a year earlier. Approximately 90% of our total costs of goods sold is attributable to our ethanol production. Thus, the cost of goods sold per gallon of ethanol sold for the three months ended January 31, 2022 and 2021 was approximately $2.17 and $1.73 per gallon, respectively.

The following table shows the costs of corn and natural gas (our two largest single components of costs of goods sold), as well as all other components of cost of goods sold, which includes processing ingredients, electricity, and wages, salaries and benefits of production personnel, and the approximate percentage of costs of those components to total costs of goods sold in our unaudited condensed consolidated statements of operations for the three months ended January 31, 2022:

	Three Months Ended January 31, 2022
	Cost	% of Cost of Goods Sold
	(in thousands)
Corn costs	$64,870	78.5%
Natural gas costs	5,993	7.3%
All other components of costs of goods sold	11,759	14.2%
Total Cost of Goods Sold	$82,622	100.0%

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

Corn

Our aggregate cost of corn was approximately 43.5% more for the three months ended January 31, 2022 compared to the same period of a year earlier due to an approximately 28.8% increase in the average price per bushel paid for corn, coupled with an approximately 11.4% increase in the number of bushels processed from period to period. The corn-ethanol price spread (the difference between the price per gallon of ethanol and the price per bushel of grain divided by 2.8) for the three months ended January 31, 2022 was approximately $0.53, which was an improvement of approximately $0.80 from the same period a year earlier.

At January 31, 2022, The Company had cash and basis contracts for forward corn purchase commitments for approximately 9,012,000 bushels for deliveries through October 2023.

Our corn derivative positions resulted in a loss of approximately $1.6 million for the three months ended January 31, 2022, and a loss of approximately $5.9 million for the three months ended January 31, 2021.  We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn in cost of goods sold as the changes occur. As corn prices fluctuate, the value of our derivative instruments is impacted, which affects our financial performance. We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.

Natural Gas

Our cost of goods sold related to natural gas costs increased approximately 89.5% for the three months ended January 31, 2022, as compared to the three months ended January 31, 2021, which was primarily attributable to increased prices for natural gas caused by increased global demand and limited production and inventory, coupled with an increase in natural gas usage due to increased production at our plants.

Other Components of Costs of Goods Sold

Our costs of goods sold related to all other components increased approximately 165.3% for the three months ended January 31, 2022, compared to the same period ending January 31, 2021. Management attributes the increase to increased production and increased production-related wages during the three month period ended January 31, 2022. Production and production-related wages were greater during the recent period because production was temporarily stopped at the HLBE plant during the three months ended January 31, 2021 to allow for the replacement of the plant’s boiler.

Operating Expenses

Operating expenses include wages, salaries, and benefits of administrative employees at the plant, insurance, professional fees, property taxes, and similar costs. Our operating expenses increased by approximately 18.9% for the three months ended January 31, 2022, compared to the same period ended January 31, 2021, due primarily to increased wages, salaries, and professional fees. The increase in professional fees was partially due to legal, accounting, and other fees related to GFE’s merger with HLBE.

Operating Income (Loss)

We recorded operating income of approximately $24.8 million in the three months ended January 31, 2022, an increase of approximately $30.2 million from the same period ended January 31, 2021, when we recorded an operating loss of approximately $5.4 million. This increase in operating income was attributable to an increase in production and an increase in the price received for our three principal products.

Other Income, Net

We had net other income of approximately $247,000 and approximately $93,000 for the three months ended January 31, 2022, and 2021, respectively. This increase in net other income was primarily attributable to an increase in investment income, which was partially offset by an increase in interest expense.

Changes in Financial Condition at January 31, 2022 and October 31, 2021

The following table highlights our financial condition at January 31, 2022 and October 31, 2021 (amounts in thousands):

	January 31, 2022	October 31, 2021
Current Assets	$72,374	$64,814
Total Assets	$148,538	$145,137
Current Liabilities	$21,109	$30,024
Long-Term Debt, less current portion	$25,929	$27,621
Operating lease, long-term liabilities	$11,162	$12,102
Other Long-Term Liabilities	$1,479	$1,468
Members' Equity attributable to Granite Falls Energy, LLC	$88,860	$73,922

Our total assets increased approximately 2.3% during the three months ended January 31, 2022. The increase was attributable to increases in cash and cash equivalents, restricted cash, inventory, and prepaid expenses and other current assets, which were partially offset by decreases in accounts receivable, commodity derivative instruments, property and equipment, investments, and operating lease right of use asset.

Our current liabilities decreased approximately $8.9 million, or 29.7%, at January 31, 2022, compared to October 31, 2021, due primarily to decreases in accounts payable, which was partially offset by increases in commodity derivative instruments and current maturities of long-term debt.

Our long-term debt, less current portion, decreased approximately $1.7 million, or about 6.1%, at January 31, 2022, compared to October 31, 2021, due to repayments on long-term debt.

Members’ equity attributable to Granite Falls Energy, LLC at January 31, 2022, compared to October 31, 2021 increased by approximately $15.0 million, or approximately 20.2%. The increase was primarily attributable to net income attributable to GFE for the three months ended January 31, 2022, less distributions of approximately $10 million.

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

Cash Flows

The following table shows our cash flows for the three months ended January 31, 2022 and 2021 (amounts in thousands):

	2022	2021
	(unaudited)	(unaudited)
Net cash provided by (used in) operating activities	$18,170	$(12,446)
Net cash provided by (used in) investing activities	$2,539	$(2,185)
Net cash provided by (used in) financing activities	$(10,662)	$8,070
Net increase (decrease) in cash and restricted cash	$10,047	$(6,561)

Operating Cash Flows

During the three months ended January 31, 2022, we generated approximately $30.6 million more cash from operating activities compared to the same period ending January 31, 2021, due primarily to increases in net income and accounts receivable generated from operating activities.

Investing Cash Flows

Cash provided by investing activities was approximately $4.7 million more for the three months ended January 31, 2022, compared to the same period a year earlier, due primarily to the redemption of the Harvestone units, which was recorded in November 2021. Additionally, our cash provided by investing activities was less during the prior period because we incurred capital expenditures related primarily to the replacement of HLBE’s boiler during the three months ended January 31, 2021.

Financing Cash Flows

During the three months ended January 31, 2022, we experienced a decrease of approximately $18.7 million in cash provided by financing activities, compared to the three month period ended January 31, 2021, which was attributable primarily to an increase in cash used for member distributions and a decrease in cash provided by proceeds from long-term debt.

Indebtedness

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

As of January 31, 2022, GFE had indebtedness consisting of the following loans and agreements: the Credit Agreement, a $20 million revolving credit promissory note, a $20 million amended and restated revolving term promissory note, a $25 million single advance term promissory note, a $2.4 million single advance term promissory note, and the Project Hawkeye credit facility.

Additional information regarding our credit arrangements is available in Part 1. Financial Information - Item 1. Financial Statements - Note 7. DEBT FACILITIES, which is incorporated herein by reference.

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

At January 31, 2022, our critical accounting estimates continue to include those described in our annual report on Form 10-K for the fiscal year ended October 31, 2021. Management has not changed the method of calculating and using estimates and assumptions in preparing our condensed consolidated unaudited financial statements in accordance with generally accepted accounting principles in the United States of America.

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

Effectiveness of Disclosure Controls and Procedures

As of January 31, 2022, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were not effective because of the identification of a material weakness in our internal control over financial reporting which was initially identified during the year ended October 31, 2021.  Remediation efforts have already been implemented which primarily consists of new policies and procedures to assist management to better understand contractual terms with suppliers and vendors, including an assessment of any potential accounting implications.  We will consider this material weakness to be fully remediated once the applicable controls operate for a sufficient period of time and our management has concluded, through testing, that these controls are operating effectively, which management expects to be completed during the second quarter of fiscal 2022.

Changes in Internal Control over Financial Reporting

Except as noted above, there were no changes in our internal control over financial reporting that occurred during the three months ended January 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

From time to time in the ordinary course of business, Granite Falls Energy, LLC, Heron Lake BioEnergy, LLC, and Agrinatural Gas, LLC, may be named as a defendant in legal proceedings related to various issues, including workers’ compensation claims, tort claims, or contractual disputes. We are not currently involved in any material legal proceedings.

Item 1A. Risk Factors

Not applicable.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

None.

Item 5.   Other Information

Unit Reclassification Proposal

On March 8, 2022, the Board of Governors of the Company announced its intent to engage in a reclassification and reorganization of the Company’s membership units. The purpose of the reclassification and reorganization is to enable the Company to voluntarily terminate the registration of its units under the Exchange Act.

The Company is conducting a survey of its members regarding each member’s status as an “accredited investor,” as defined by Rule 501 of Regulation D of the Securities Act of 1933. The Company intends to structure the reclassification to result in two unit classes. However, depending on the results of the accredited investor survey, it is possible the Company will structure the reclassification to result in three unit classes.

The reclassification proposal, including any associated amendments to the Company’s operating and member control agreement, will be subject to approval by the members. We intend for members to vote on the reclassification proposal at the company’s 2022 annual meeting.  The Company intends for the reclassification proposal to result in the Company having fewer than 300 unitholders in its existing unit class and fewer than 500 unitholders who are not accredited investors in each additional unit class, which would enable the Company to voluntarily terminate the registration of its units under the Exchange Act.

Members will receive a detailed description of the reclassification and reorganization proposal in a proxy statement delivered prior to the annual meeting. The Company expects to hold the annual meeting in May or June of 2022. Additional information regarding the annual meeting is provided below. Additional information regarding the reclassification and reorganization proposal is available in the Form 8-K filed by the Company on March 8, 2022, which is incorporated herein by reference.

Annual Meeting Date and Member Proposals

We currently intend to hold our 2022 annual meeting in May or June of 2022. The specific date, time, and location of the annual meeting will be disclosed in a proxy statement delivered to members prior to the meeting.

The Company typically holds its annual meeting in March and held the 2021 annual meeting on March 25, 2021. The Company has decided to delay the 2022 annual meeting to allow the unit reclassification and reorganization proposal discussed above to be developed and included in the annual meeting agenda.

Because the 2022 annual meeting will be held more than 30 days after the date of the 2021 annual meeting, the Company is required to provide amended deadlines for submitting proposals for the annual meeting. We have determined that members must submit proposals related to the 2022 annual meeting of members to the Company by April 1, 2022. To be considered by us for inclusion in the proxy material for the 2022 annual meeting, a member proposal must be received by the Secretary of the Company at our principal office, 15045 Highway 23 S.E., Granite Falls, MN 56241-0216 by April 1, 2022.

The submission of a proposal does not guarantee its inclusion in the proxy statement or presentation at the annual meeting unless certain securities laws requirements are met. Proposals submitted for presentation at the annual meeting will be considered untimely if received after April 1, 2022, and will not be included on the agenda or in the proxy statement for the 2022 annual meeting. We suggest that any proposal be submitted by certified mail - return receipt requested.

Item 6.   Exhibits.

(a)	The following exhibits are included in this report.

Exhibit No.	Exhibit

31.1	Certification of Chief Executive Officer pursuant to 17 CFR 240.13a-14(a)**

31.2	Certification of Chief Financial Officer pursuant to 17 CFR 240.13a-14(a)**

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350**
99.1	Letter to members of Granite Falls Energy, LLC, regarding unit reclassification proposal, dated March 8, 2022*
101

The following financial information from Granite Falls Ethanol, LLC's Quarterly Report on Form 10-Q for the three months ended January 31, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at January 31, 2022 and October 31, 2021; (ii) the Condensed Consolidated Statements of Operations for the three months ended January 31, 2022 and 2021; (iii) the Condensed Consolidated Statements of Changes in Members’ Equity for the three months ended January 31, 2022 and 2021; (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended January 31, 2022 and 2021; and (iv) Notes to Condensed Consolidated Unaudited Financial Statements.**

104	Cover Page Interactive Data File (formatted in Inline XBRL and included as Exhibit 101).**

* Incorporated by reference to the Company’s Form 8-K filed with the SEC March 8, 2022.

**   Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANITE FALLS ENERGY, LLC

Date: March 17, 2022	/s/ Jeffrey Oestmann
Jeffrey Oestmann
Chief Executive Officer

/s/ Stacie Schuler
Date: March 17, 2022	Stacie Schuler
Chief Financial Officer