Form 10-Q
period 2022-04-30
Granite Falls Energy, LLC
filed 2022-06-14
CIK 1181749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended April 30, 2022

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

☐Yes ☒No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of June 14, 2022 there were 30,606 membership units outstanding.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

GRANITE FALLS ENERGY, LLC and Subsidiaries

Condensed Consolidated Balance Sheets

	April 30, 2022	October 31, 2021
ASSETS	(unaudited)
Current Assets
Cash and cash equivalents	$44,155,277	$29,295,657
Restricted cash	4,031,847	1,641,123
Accounts receivable	9,522,002	12,028,397
Inventory	22,881,472	20,749,831
Commodity derivative instruments	26,812	39,076
Prepaid expenses and other current assets	1,624,322	1,059,604
Total current assets	82,241,732	64,813,688

Property and Equipment, net	48,780,738	49,716,246

Investments	12,232,453	14,518,331

Operating lease right of use asset	14,034,397	15,755,395

Other Assets	332,254	333,254

Total Assets	$157,621,574	$145,136,914

LIABILITIES AND MEMBERS' EQUITY
Current Liabilities
Current maturities of long-term debt	$6,171,429	$5,046,429
Accounts payable	10,129,276	19,445,954
Commodity derivative instruments	3,140,888	732,801
Accrued expenses	1,335,670	1,145,326
Operating lease, current liabilities	3,670,179	3,653,131
Total current liabilities	24,447,442	30,023,641

Long-Term Debt, less current portion	24,535,714	27,621,428

Operating lease, long-term liabilities	10,364,218	12,102,264

Other Long-Term Liabilities	1,490,810	1,467,848

Commitments and Contingencies

Members' Equity
Members' equity attributable to Granite Falls Energy, LLC consists of 30,606 units authorized, issued and outstanding at April 30, 2022 and October 31, 2021	96,783,390	73,921,733

Total Liabilities and Members' Equity	$157,621,574	$145,136,914

Notes to Condensed Consolidated Unaudited Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC and Subsidiaries

Condensed Consolidated Statements of Operations

	Three Months Ended April 30,		Six Months Ended April 30,
	2022	2021	2022	2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues	$99,504,676	$74,040,361	$209,283,353	$123,438,747

Cost of Goods Sold	90,080,093	65,067,234	172,702,227	117,855,530

Gross Profit	9,424,583	8,973,127	36,581,126	5,583,217

Operating Expenses	1,897,281	2,002,801	4,268,553	3,997,038

Operating Income	7,527,302	6,970,326	32,312,573	1,586,179

Other Income (Expense)
Other income, net	352,409	1,611,968	347,827	1,755,425
Interest income	3,007	1,292	5,590	2,603
Interest expense	(318,966)	(202,452)	(685,480)	(368,907)
Investment income	360,045	1,078,453	975,451	1,192,908
Total other income, net	396,495	2,489,261	643,388	2,582,029

Net Income	$7,923,797	$9,459,587	$32,955,961	$4,168,208

Less: Net (Income) Loss Attributable to Non-controlling Interest	—	(1,323,603)	—	716,922

Net Income Attributable to Granite Falls Energy, LLC	$7,923,797	$8,135,984	$32,955,961	$4,885,130

Weighted Average Units Outstanding - Basic and Diluted	30,606	30,606	30,606	30,606

Amounts attributable to Granite Falls Energy, LLC:

Net Income Per Unit - Basic and Diluted	$258.90	$265.83	$1,076.78	$159.61

Distributions Per Unit	$—	$—	$330.00	$—

Notes to Condensed Consolidated Unaudited Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES

Condensed Consolidated Unaudited Statements of Changes in Members’ Equity

	Members' Equity
	attributable to	Non-controlling	Total Members'
	Granite Falls Energy, LLC	Interest	Equity
Balance - October 31, 2021	$73,921,733	—	$73,921,733

Member distributions	(10,094,304)	—	(10,094,304)
Net income attributable to Granite Falls Energy, LLC	25,032,164	—	25,032,164

Balance - January 31, 2022 (unaudited)	$88,859,593	—	$88,859,593

Net income attributable to Granite Falls Energy, LLC	7,923,797	—	7,923,797

Balance - April 30, 2022 (unaudited)	$96,783,390	—	$96,783,390

Balance - October 31, 2020	$52,111,525	$9,780,302	$61,891,827

Net loss attributable to non-controlling interest	—	(2,040,525)	(2,040,525)
Net loss attributable to Granite Falls Energy, LLC	(3,250,854)	—	(3,250,854)

Balance - January 31, 2021 (unaudited)	$48,860,671	$7,739,777	$56,600,448

Net income attributable to non-controlling interest	—	1,323,603	1,323,603
Net income attributable to Granite Falls Energy, LLC	8,135,984	—	8,135,984

Balance - April 30, 2021 (unaudited)	$56,996,655	$9,063,380	$66,060,035

Notes to Condensed Consolidated Unaudited Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	Six Months Ended	Six Months Ended
	April 30, 2022	April 30, 2021
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net income	$32,955,961	$4,168,208
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation and amortization	2,595,245	3,840,675
Paycheck Protection Program loan forgiveness	—	(1,299,593)
Change in fair value of derivative instruments	6,930,704	6,794,000
Gain on equity method investments	(975,451)	(1,192,908)
(Gain) loss on disposal of assets	(19,102)	21,728
Return on investment	—	282,902
Changes in operating assets and liabilities:
Commodity derivative instruments	(4,510,353)	(6,521,278)
Accounts receivable	2,506,395	(2,629,293)
Inventory	(2,131,641)	(2,862,687)
Prepaid expenses and other assets	(563,718)	(790,003)
Accounts payable	(9,499,687)	(3,356,661)
Accrued expenses	190,344	422,750
Accrued railcar rehabilitation costs	22,962	22,962
Net Cash Provided By (Used In) Operating Activities	27,501,659	(3,099,198)

Cash Flows from Investing Activities
Proceeds from redemption of equity method investment	3,000,000	—
Proceeds from redemption of patronage investment	261,329	—
Payments for capital expenditures	(1,457,626)	(3,885,969)
Net Cash Provided By (Used In) Investing Activities	1,803,703	(3,885,969)

Cash Flows from Financing Activities
Checks drawn in excess of bank balance	—	347,890
Proceeds from Paycheck Protection Program loans	—	1,299,593
Proceeds from long-term debt	—	8,752,196
Payments on long-term debt	(1,960,714)	(7,355,372)
Member distributions	(10,094,304)	—
Net Cash Provided By (Used In) Financing Activities	(12,055,018)	3,044,307

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	17,250,344	(3,940,860)

Cash, Cash Equivalents and Restricted Cash - Beginning of Period	30,936,780	13,580,121

Cash, Cash Equivalents and Restricted Cash - End of Period	$48,187,124	$9,639,261

Reconciliation of Cash, Cash Equivalents and Restricted Cash
Cash and Cash Equivalents - Balance Sheet	$44,155,277	$6,133,993
Restricted Cash - Balance Sheet	4,031,847	3,505,268
Cash, Cash Equivalents and Restricted Cash	$48,187,124	$9,639,261

Supplemental Cash Flow Information
Cash paid during the period for:
Interest expense	$682,564	$377,867

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Capital expenditures and construction in process included in accounts payable	$233,931	$—
Purchase of equipment with trade-in value	$35,000	$—

Notes to Condensed Consolidated Unaudited Financial Statements are an integral part of this Statement.

Granite Falls Energy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

April 30, 2022

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Granite Falls Energy, LLC (“GFE”) is a Minnesota limited liability company currently producing fuel-grade ethanol, distillers’ grains, and crude corn oil near Granite Falls, Minnesota and sells these products, pursuant to marketing agreements, throughout the continental U.S. and on the international market. GFE’s plant has an approximate annual production capacity of 63 million gallons but is currently permitted to produce up to 70 million gallons of undenatured ethanol on a twelve-month rolling sum basis.

Additionally, as of October 31, 2021 and April 30, 2022, GFE has 100%ownership in Heron Lake BioEnergy, LLC (“HLBE”). HLBE is a Minnesota limited liability company currently producing fuel-grade ethanol, distillers’ grains, and crude corn oil near Heron Lake, Minnesota and sells these products, pursuant to marketing agreements, throughout the continental United States. HLBE’s plant has an approximate annual production capacity of 65 million gallons but is currently permitted to produce up to 72.3 million gallons per year of undenatured ethanol on a twelve-month rolling sum basis.  Additionally, HLBE, through a wholly owned subsidiary, operates a natural gas pipeline that provides natural gas to the HLBE’s ethanol production facility and other customers.

All references to “we”, “us”, “our”, and the “Company” collectively refer to GFE and its wholly-owned and majority-owned subsidiaries.

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements consolidate the operating results and financial position of GFE, and its approximately 50.7% owned subsidiary, HLBE (through GFE’s 100% ownership of Project Viking, L.L.C.) through September 29, 2021, when the remaining non-controlling interest was acquired. Given GFE’s control over the operations of HLBE and its majority voting interest, GFE consolidates the financial statements of HLBE with its consolidated financial statements. The remaining approximately 49.3% ownership of HLBE is included in the consolidated financial statements as a non-controlling interest through September 2021. HLBE is also the sole owner of Agrinatural Gas, LLC (“Agrinatural”), through its wholly owned subsidiary, HLBE Pipeline Company, LLC.  Given HLBE’s control over the operations of Agrinatural and its majority voting interest, HLBE consolidates the financial statements of Agrinatural with its consolidated financial statements. All significant intercompany balances and transactions are eliminated in consolidation.

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

April 30, 2022

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

Revenue Recognition

Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. Our contracts primarily consist of agreements with marketing companies and other customers as described below. Our performance obligations consist of the delivery of ethanol, distillers’ grains, corn oil, and natural gas to our customers. Our customers primarily consist of two distinct marketing companies as described below. The consideration we receive for these products reflects an amount that the Company expects to be entitled to in exchange for those products, based on current observable market prices at the Chicago Mercantile Exchange, generally, and adjusted for local market differentials. Our contracts have specific delivery modes, rail or truck, and dates. Revenue is recognized when the Company delivers the products to the mode of transportation specified in the contract, at the transaction price established in the contract, net of commissions, fees, and freight. We sell each of the products via different marketing channels as described below.

●	Ethanol. The Company sells its ethanol via a marketing agreement with Eco-Energy, Inc. Eco-Energy sells one hundred percent of the Company’s ethanol production based on agreements with end users at prices agreed upon mutually among the end user, Eco-Energy and the Company. Our performance obligations consist of our obligation to deliver ethanol to our customers. Our customer contracts consist of orders received from the customer pursuant to a marketing agreement. The marketing agreement calls for control and title to pass to Eco-Energy once a rail car is released to the railroad or a truck is released from the Company’s scales. Revenue is recognized then at the price in the agreement with the end user, net of commissions, freight, and fees.
●	Distillers’ grains. GFE and HLBE engage another third-party marketing company, RPMG, Inc. (“RPMG”) and Gavilon Ingredients, Inc. (“Gavilon”), respectively, to sell one hundred percent of the distillers grains it produces at the plant. RPMG and Gavilon take title and control once a rail car is released to the railroad or a truck is released from the Company’s scales. Prices are agreed upon between RPMG, Gavilon and the Company. Our performance obligations consist of our obligation to deliver corn oil to our customers. Our customer contracts consist of orders received from the customer pursuant to a marketing agreement. Revenue is recognized net of commissions, freight and fees.
●	Distillers’ corn oil (corn oil). The Company sells one hundred percent of its corn oil production to RPMG, Inc. The process for selling corn oil is the same as our distillers’ grains. RPMG takes title and control once a rail car is released to the railroad or a truck is released from the Company’s scales. Prices are agreed upon between RPMG and the Company. Our performance

Granite Falls Energy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

April 30, 2022

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

April 30, 2022

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

On November 15, 2021, Harvestone redeemed GFE’s 20 units for $3,000,000.  As a result of the Harvestone redemption, GFE no longer owns any Harvestone units and has ceased to be a member of Harvestone. The Company received and recorded the $3,000,000 redemption in November 2021. No gain or loss was recognized upon redemption during the six months ended April 30, 2022.

In August 2004, GFE entered an electric service agreement with Minnesota Valley Cooperative Light and Power Association (“MVCLPA”) to supply electricity to the GFE plant. The MVCLPA electric service agreement entitles GFE to receive patronage dividends in the form of a special allocation of capital credits. The capital credits are recognized as a component of other income on the consolidated statement of operations. Through the fiscal year 2021, GFE recognized approximately $3.2 million of investment income related to the MVCLPA capital credits. Approximately $273,000 of GFE’s capital credits were redeemed in March 2021, and as a result the investment balance was approximately $2.9 million as of October 31, 2021. Approximately $261,000 of GFE’s capital credits were redeemed in March 2022, and as a result the investment balance was approximately $2.6 million as of April 30, 2022. MVCLPA generally redeems its capital credits on a first-in, first-out basis on a 13-year rotation, and therefore if MVCLPA continues to be successful, managements expects the MVCLPA capital credits will continue to be redeemed for cash payments to GFE.

2. RISKS AND UNCERTAINTIES

The Company has certain risks and uncertainties that it experiences during volatile market conditions. These volatilities can have a severe impact on operations. The Company’s revenues are derived from the sale and distribution of ethanol, distillers’ grains, corn oil, and natural gas to customers primarily located in the United States. Corn for the production process is supplied to our plant primarily from local agricultural producers and from purchases on the open market. Ethanol sales typically average 75% - 90% of total revenues and corn costs typically average 65% - 85% of cost of goods sold.

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

Granite Falls Energy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

April 30, 2022

3. REVENUE

Revenue by Source

All revenues from contracts with customers under ASC Topic 606 are recognized at a point in time. The following table disaggregates revenue by major source for the three and six months ended April 30, 2022 and 2021:

Three Months Ended April 30, 2022 (unaudited)
Total
Ethanol	$74,692,757
Distillers’ Grains	17,527,681
Corn Oil	6,096,609
Other	537,463
Natural Gas Pipeline	650,166
Total Revenues	$99,504,676

Three Months Ended April 30, 2021 (unaudited)
Total
Ethanol	$57,776,747
Distillers’ Grains	11,958,890
Corn Oil	3,677,204
Other	303,513
Natural Gas Pipeline	324,007
Total Revenues	$74,040,361

Six Months Ended April 30, 2022
(unaudited)
Total
Ethanol	$162,959,955
Distillers’ Grains	32,310,830
Corn Oil	11,752,531
Other	810,317
Natural Gas Pipeline	1,449,720
Total Revenues	$209,283,353

Six Months Ended April 30, 2021
(unaudited)
Total
Ethanol	$93,915,238
Distillers’ Grains	21,735,980
Corn Oil	6,527,403
Other	529,259
Natural Gas Pipeline	730,867
Total Revenues	$123,438,747

Payment Terms

The Company has contractual payment terms with each respective marketer that sells ethanol, distillers’ grains and corn oil. These terms are 10 calendar days after the transfer of control date. The Company has contractual payment terms with natural gas customers of 20 days.

Granite Falls Energy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

April 30, 2022

Shipping and Handling Costs

Shipping and handling costs related to contracts with customers for sale of goods are accounted for as a fulfillment activity and are included in cost of goods sold. Accordingly, amounts billed to customers for such costs are included as a component of revenue.

4. INVENTORY

Inventories consist of the following:

	April 30,	October 31,
	2022	2021
	(unaudited)
Raw materials	$12,507,596	$10,742,480
Supplies	3,748,884	3,322,639
Work in process	2,700,930	2,023,966
Finished goods	3,924,062	4,660,746
Totals	$22,881,472	$20,749,831

The Company performs a lower of cost or net realizable value analysis on inventory to determine if the net realizable values of certain inventories are less than their carrying value, which is attributable primarily to decreases in market prices of corn and ethanol. Based on the lower of cost or net realizable value analysis, as a component of cost of goods sold, the Company recorded no loss on ethanol or corn inventories for the three and six months ended April 30, 2022 and 2021, respectively.

5. DERIVATIVE INSTRUMENTS

As of April 30, 2022, the total notional amount of the Company’s outstanding corn derivative instruments was approximately 7,050,000 bushels, comprised of long corn futures positions on 2,640,000 bushels that were entered into to hedge forecasted ethanol sales through December 2022 and short corn futures positions on 4,410,000 bushels that were entered into to hedge corn purchases through July 2023. Additionally, there are corn options positions of 635,000 bushels through June 2022. There may be offsetting positions that are not shown on a net basis that could lower the notional amount of positions outstanding.

As of April 30, 2022, the Company had approximately $4,032,000 of cash collateral (restricted cash) related to derivatives held by a broker.

The following tables provide details regarding the Company’s derivative instruments at April 30, 2022, none of which were designated as hedging instruments:

	Consolidated Balance Sheet Location	Assets	Liabilities
Corn contracts	Commodity derivative instruments	$—	$3,140,888
Ethanol contracts	Commodity derivative instruments	26,812	—
Totals		$26,812	$3,140,888

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

April 30, 2022

The following tables provide details regarding the Company’s derivative instruments at October 31, 2021, none of which were designated as hedging instruments:

	Consolidated Balance Sheet Location	Assets	Liabilities
Corn contracts	Commodity derivative instruments	$—	$732,801
Ethanol contracts	Commodity derivative instruments	39,076	—
Totals		$39,076	$732,801

The following tables provide details regarding the gains (losses) from Company’s derivative instruments in the condensed consolidated statements of operations, none of which are designated as hedging instruments:

	Consolidated Statement	Three Months Ended April 30,
	of Operations Location	2022	2021
Corn contracts	Cost of Goods Sold	$(5,405,503)	$(1,071,154)
Ethanol contracts	Revenues	22,161	57,074
Total loss		$(5,383,342)	$(1,014,080)

	Consolidated Statement	Six Months Ended April 30,
	of Operations Location	2022	2021
Corn contracts	Cost of Goods Sold	$(6,991,738)	$(6,965,012)
Ethanol contracts	Revenues	61,034	171,012
Total loss		$(6,930,704)	$(6,794,000)

6. FAIR VALUE

The following table sets forth, by level, the Company assets that were accounted for at fair value on a recurring basis at April 30, 2022:

			Fair Value Measurement Using
			Quoted Prices	Significant Other	Significant
	Carrying Amount in		in Active Markets	Observable Inputs	Unobservable Inputs
	Consolidated Balance Sheet	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Commodity Derivative instruments - Ethanol	$26,812	$26,812	$26,812	$—	$—

Financial Liabilities:
Commodity Derivative Instruments - Corn	$3,140,888	$3,140,888	$3,140,888	$—	$—
Accounts Payable (1)	$160,310	$160,310	$—	$160,310	$—
(1)	Accounts payable is generally stated at historical amounts with the exception of amounts in this table related to certain delivered inventory for which the payable fluctuates based on the changes in commodity prices. These payables are hybrid financial instruments for which the company has elected the fair value option.

Granite Falls Energy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

April 30, 2022

The following table provides information on those derivative assets and liabilities measured at fair value on a recurring basis at October 31, 2021:

			Fair Value Measurement Using
			Quoted Prices	Significant Other	Significant
	Carrying Amount in		in Active Markets	Observable Inputs	Unobservable Inputs
	Consolidated Balance Sheet	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Commodity Derivative Instruments - Corn	$39,076	$39,076	$39,076	$—	$—

Financial Liabilities:
Commodity Derivative Instruments - Corn	$732,801	$732,801	$732,801	$—	$—
Accounts Payable (1)	$923,550	$923,550	$—	$923,550	$—
(1)	Accounts payable is generally stated at historical amounts with the exception of amounts in this table related to certain delivered inventory for which the payable fluctuates based on the changes in commodity prices. These payables are hybrid financial instruments for which the company has elected the fair value option.

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

7. DEBT FACILITIES

Long-term debt consists of the following:

	April 30, 2022	October 31, 2021
	(unaudited)
$20 million Revolving Credit Promissory Note, see terms below	$—	$—
$20 million Revolving term loan, see terms below	—	—
$25 million Single Advance Term Promissory Note, see terms below	23,875,000	25,000,000
$2.4 million Single Advance Term Promissory Note, see terms below	2,100,000	2,400,000
Term note payable to Project Hawkeye, see terms below	4,732,143	5,267,857
Totals	30,707,143	32,667,857
Less: amounts due within one year	6,171,429	5,046,429
Net long-term debt	$24,535,714	$27,621,428

Based on the most recent debt agreements, estimated maturities of long-term debt at April 30, 2022 are as follows:

2023	$6,171,429
2024	6,171,429
2025	6,171,429
2026	5,871,428
2027	6,321,428
Total debt	$30,707,143

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

April 30, 2022

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

The 2021 Credit Facility includes the following agreements:

$20 million Revolving Credit Promissory Note:

Under the terms of the Revolving Credit Promissory Note, GFE may borrow, repay, and reborrow up to the aggregate principal commitment amount of $20.0 million. Final payment of amounts borrowed under revolving credit promissory note is due October 1, 2022. Interest on the amended revolving term promissory note accrues at a variable weekly rate equal to the One-Month London Interbank Offered Rate (“LIBOR”) Index rate plus 3.25% and is payable monthly in arrears, which equated to 4.05% at April 30, 2022. The revolving credit promissory note is also subject to a 0.30% fee on the unused commitment. The purpose of the revolving credit promissory note is to provide for the operating needs of GFE and consolidate a $5 million revolving credit promissory note dated February 4, 2021, between AgCountry and HLBE.

$20 million Amended and Restated Revolving Term Promissory Note:

Under the terms of the Amended and Restated Revolving Term Promissory Note, GFE may borrow, repay, and reborrow up to the aggregate principal commitment amount of $20.0 million. Final payment of amounts borrowed under the note is due October 1, 2026. Subject to GFE’s selection, interest on the note accrues at either a variable weekly rate of the LIBOR Index rate plus 3.50%, which equated to 4.30% at April 30, 2022, or an annual fixed rate determined by CoBank.  The note is subject to an overadvance fee, an amendment fee, and a 0.50% unused commitment fee. The purposes of the note are to providing working capital to GFE, to finance GFE’s acquisition of the non-controlling interest of HLBE, and to terminate and transfer to GFE the existing indebtedness on a $13 million amended and restated revolving term promissory note dated June 11, 2020, between HLBE and AgCountry.

$25 million Single Advance Term Promissory Note:

Under the terms of the $25.0 million Single Advance Term Promissory Note, AgCountry agrees to make a single advance loan to GFE in the amount of $25.0 million for the purpose of financing GFE’s acquisition of the non-controlling interest of HLBE and refinancing existing indebtedness.  GFE agrees to repay the note in eighteen quarterly installments of $1.125 million, beginning March 2022, plus a final installment of any unpaid balance. Subject to GFE’s selection, the amounts borrowed bear interest at either a variable weekly rate equal to the LIBOR Index Rate plus 3.50%, which equated to 4.30% at April 30, 2022, or an annual fixed rate set by CoBank, with a minimum period of one year and minimum amount of $100,000.

Granite Falls Energy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

April 30, 2022

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

Project Hawkeye Loan

On August 2, 2017, GFE entered into a replacement credit facility with Project Hawkeye. The terms of the replacement credit facility allow GFE to borrow up to $7.5 million of variable-rate, amortizing non-recourse debt from Project Hawkeye using the GFE’s $7.5 million investment in Ringneck Energy & Feed, LLC (“Ringneck”), as collateral.  The Project Hawkeye loan bears interest from date funds are first advanced on the loan through maturity, at a rate per annum equal to the sum of the One Month LIBOR Index Rate plus 3.05% per annum, with an interest rate floor of 3.55%, which equated to 3.85% at April 30, 2022.

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

Pursuant to a pledge agreement entered into in connection with the Project Hawkeye loan, GFE’s obligations are secured by all of its right, title, and interest in its investment in Ringneck, including the 1,500 units subscribed for by GFE. The loan is non-recourse to all of GFE’s other assets, meaning that in the event of default, the only remedy available to Project Hawkeye will be to foreclose and seize all of GFE’s right, title and interest in its investment in Ringneck. This loan was paid in full in May 2022.

8. LEASES

The Company leases rail cars for its facility to transport ethanol and dried distillers’ grains to its end customers. Operating lease right of use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company uses its estimated incremental borrowing rate, unless an implicit rate is readily determinable, as the discount rate for each lease in determining the present value of lease payments. For the six months ended April 30, 2022, the Company’s weighted average discount rate was 4.87%.  Operating lease expense is recognized on a straight-line basis over the lease term.

The Company determines if an arrangement is a lease or contains a lease at inception. The Company’s leases have remaining terms of approximately two to six years. As of April 30, 2022, the weighted average remaining lease term was three years.

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

Granite Falls Energy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

April 30, 2022

The following table summarizes the remaining annual maturities of the Company’s operating lease liabilities as of April 30, 2022:

2023	$4,251,000
2024	3,759,000
2025	3,163,800
2026	2,723,850
2027	1,545,600
Thereafter	25,000
Totals	15,468,250
Less: Amount representing interest	1,433,853
Lease liabilities	$14,034,397

For the three and six months ended April 30, 2022, the Company recorded operating lease costs for these leases of approximately $1,643,000 and $3,254,000, respectively, in cost of goods sold in the Company’s statement of operations, which approximates the cash paid for the periods. For the three and six months ended April 30, 2021, GFE recorded operating lease costs for these leases of approximately $1,461,000 and $2,906,000, respectively, in cost of goods sold in the Company’s statement of operations, which approximates the cash paid for the periods.

9. MEMBERS’ EQUITY

The Company has one class of membership units. The units have no par value and have identical rights, obligations and privileges.  Income and losses are allocated to all members based upon their respective percentage of units held. As of April 30, 2022 and October 31, 2021, the Company had 30,606 membership units authorized, issued, and outstanding.

On December 22, 2021, the Board of Governors of the Company declared a cash distribution of $330.00 per membership unit to the holders of record of the Company’s units at the close of business on December 22, 2021, for a total distribution of $10,099,980. The Company paid the distribution in January 2022.

10. RELATED PARTY TRANSACTIONS

Corn Purchases - Members

The Company purchased corn from board members of approximately $1,952,000 and $6,580,000 for the three months ended April 30, 2022 and 2021, respectively, and approximately $4,950,000 and $11,299,000 for the six months ended April 30, 2022 and 2021, respectively.

11. COMMITMENTS AND CONTINGENCIES

Corn Forward Contracts

At April 30, 2022, the Company had cash and basis contracts for forward corn purchase commitments for approximately 14,364,000 bushels for deliveries through December 2023.

Given the uncertainty of future ethanol and corn prices, the Company could incur a loss on the outstanding corn purchase contracts in future periods. Management has evaluated these forward contracts and its inventories using the lower of cost or net realizable value evaluation, similar to the method used on its inventory, and has determined that no impairment existed for the forward corn purchase commitments at April 30, 2022 and October 31, 2021.

Granite Falls Energy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

April 30, 2022

Ethanol Forward Contracts

At April 30, 2022, the Company had fixed and basis contracts to sell approximately $51,212,000 of ethanol for various delivery periods through December 2022, which approximates 25% of its anticipated ethanol sales for this that period.

Distillers’ Grain Forward Contracts

At April 30, 2022, the Company had forward contracts to sell approximately $3,784,000 of distillers’ grain for deliveries through May 2022, which approximates 45% of its anticipated distillers’ grain sales during that period.

Corn Oil Forward Contracts

At April 30, 2022, the Company had forward contracts to sell approximately $2,039,000 of corn oil for delivery through May 2022, which approximates 40% of its anticipated corn oil sales for that period.

Rail Car Rehabilitation Costs

The Company leases 125 hopper rail cars under multi-year agreements, which ends at various periods through May 2027. Under the agreements, the Company is required to pay to rehabilitate each car for “damage” that is considered to be other than normal wear and tear upon turn in of the car(s) at the termination of the lease. The Company has recorded a corresponding estimated long-term liability totaling approximately $1,491,000 and $1,468,000, at April 30, 2022 and October 31, 2021, respectively. The Company accrues the estimated cost of rail car damages over the term of the leases as the damages are incurred as a component of cost of goods sold. During the three and six months ended April 30, 2022, the Company recorded an expense in cost of goods of approximately $29,000 and $40,000 respectively. During the three and six months ended April 30, 2021, the Company recorded an expense in cost of goods of approximately $43,000 and $55,000 respectively.

Letter of Credit Promissory Note

The 2021 Credit Facility includes an amended and restated letter of credit promissory note. Under the terms of the note, the Company may borrow, repay, and reborrow up to the aggregate principal commitment of $500,000 until its maturity on December 1, 2023. Amounts borrowed under the note bear interest at a variable weekly rate equal to 3.25% above the rate quoted by LIBOR Index rate, which was 4.05% at April 30, 2022. The aggregate principal amount available under the letter of credit promissory note was $500,000 at April 30, 2022 and October 31, 2021.

12. SUBSEQUENT EVENTS

Subsequent to the period ended April 30, 2022, the Company received approximately $14.2 million in funds under the USDA Biofuel Producer Program related to COVID-19 economic relief.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We prepared the following discussion and analysis to help readers better understand our financial condition, changes in our financial condition, and results of operations for the three and six months ended April 30, 2022 and 2021.  This section should be read in conjunction with the condensed consolidated unaudited financial statements and related notes in PART I - Item 1 of this report and the information contained in the Company’s quarterly report on Form 10-Q for the three months ended January 31, 2022 and the Company’s annual report on Form 10-K for the fiscal year ended October 31, 2021.

When we use the terms “Granite Falls Energy” or “GFE” or similar words in this Quarterly Report on Form 10-Q, unless the context otherwise requires, we are referring to Granite Falls Energy, LLC and our operations at our ethanol production facility located in Granite Falls, Minnesota.  When we use the terms “Heron Lake BioEnergy”, “Heron Lake”, or “HLBE” or similar words, unless the context otherwise requires, we are referring to Heron Lake BioEnergy, LLC and its wholly owned subsidiary, HLBE Pipeline Company, LLC, through which, HLBE holds a 100% interest in Agrinatural Gas, LLC. When we use the terms the “Company,” “we,” “us,” “our” or similar words in this quarterly report on Form 10-Q, unless the context otherwise requires, we are referring to Granite Falls Energy, LLC and our consolidated wholly- owned subsidiaries.

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

Forward-looking statements are subject to a number of known and unknown risks, uncertainties and other factors, many of which may be beyond our control, and may cause actual results, performance or achievements to differ materially from those projected in, expressed or implied by forward-looking statements. These risks and uncertainties include, but are not limited to, the following:

●	Fluctuations in the price of ethanol as a result of a number of factors, including: the price and availability of competing fuels; the overall supply and demand for ethanol and corn; the price of gasoline, crude oil and corn; and government policies;
●	Fluctuations in the price of crude oil and gasoline and the impact of lower oil and gasoline prices on ethanol prices and demand;
●	Fluctuations in the availability and price of corn, resulting from factors such as domestic stocks, demand from corn-consuming industries, such as the ethanol industry, prices for alternative crops, increasing input costs, changes in government policies, shifts in global markets including the impact of Russia’s invasion of Ukraine and the potential loss of Ukrainian exports; damaging growing conditions, such as plant disease or adverse weather, including drought;
●	Fluctuations in the availability and price of natural gas, which may be affected by factors such as weather, drilling economics, overall economic conditions, and government regulations;
●	Negative operating margins which may result from lower ethanol and/or high corn prices;
●	Changes in general economic conditions including recent increases in interest rates or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;
●	Overcapacity and oversupply in the ethanol industry;
●	Ethanol trading at a premium to gasoline at times, which may act as a disincentive for discretionary blending of ethanol beyond Renewable Fuel Standard requirements and consequently negatively impacting ethanol prices and demand;
●	Changes in federal and/or state laws and environmental regulations including elimination, waiver or reduction of corn-based ethanol volume obligations under the Renewable Fuel Standard and legislative acts taken by state governments such as California related to low-carbon fuels, may have an adverse effect on our business;
●	Any impairment of the transportation, storage and blending infrastructure that prevents ethanol from reaching markets;
●	Any effect on prices and demand for our products resulting from actions in international markets, particularly imposition of tariffs;
●	Changes in our business strategy, capital improvements or development plans;
●	Effect of our risk mitigation strategies and hedging activities on our financial performance and cash flows;
●	Competition from alternative fuels and alternative fuel additives;

●	Changes or advances in plant production capacity or technical difficulties in operating the plant;
●	Our reliance on key management personnel;
●	A slowdown in global and regional economic activity, demand for our products and the potential for labor shortages and shipping disruptions resulting from COVID-19; and
●	Inflation and supply chain bottlenecks may lead to increases in the costs of corn, natural gas, labor and other expenses critical to the operation of our ethanol plans.

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

Industry and Market Data

Much of the information in this report regarding the ethanol industry, including government regulation relevant to the industry is from information published by the Renewable Fuels Association (“RFA”), a national trade association for the United States (“U.S.”) ethanol industry, and information about the market for our products and competition is derived from publicly available information from governmental agencies or publications and other published independent sources. Although we believe our third-party sources are reliable, we have not independently verified the information and the information provided is only as of the date of this report unless otherwise stated.

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

Heron Lake BioEnergy, LLC (“Heron Lake BioEnergy” or “HLBE”), which owns an ethanol plant located near Heron Lake, Minnesota, is a wholly owned subsidiary of GFE. In July 2013, we acquired a controlling interest in HLBE through our wholly owned subsidiary Project Viking, L.L.C (“Project Viking”). Prior to September 29, 2021, GFE held a 50.7% ownership interest in HLBE. On September 29, 2021, we completed a merger in which we acquired the remaining non-controlling interest of HLBE for $14,000,000. As a result of the merger, GFE and Project Viking own 100% of HLBE’s issued and outstanding membership units.

The Company experienced a significant increase in its revenues during the three and six month periods ended April 30, 2022, as compared to the same three month and six month periods a year earlier, due primarily to a substantial increase in the price received per gallon of ethanol, as well as increases in the price received for our other principal products, distillers grain and corn oil. The Company experienced a slight decrease in net income for the three month period ended April 30, 2022 as compared to the same three month period a year earlier, which was primarily due to a decrease in investment income. The Company experienced a significant increase in its net income for the six month period ended April 30, 2022, as compared to the same six month period a year earlier, due primarily to a substantial increase in the prices it receives for its ethanol, distillers grains and corn oil. The increase in the price of ethanol is attributable, in part, to the economic rebound from the effects of the COVID-19 pandemic, which has led to increased demand for transportation fuel, including the ethanol we produce. Management expects demand for ethanol to remain strong in the near term; however, it is possible that additional factors including the conflict in Ukraine, inflation, and the possibility of additional COVID-19 outbreaks could lead to volatility in the economy generally and in the ethanol industry specifically.

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

Trends and Uncertainties Impacting Our Operations

The principal factors affecting our results of operations and financial conditions are the market prices for corn, ethanol, distillers’ grains and natural gas, as well as governmental programs designed to create incentives for the use of corn-based ethanol.  Other factors that may affect our future results of operation include those risks discussed below in PART II - Item 1A. Risk Factors and in “PART I - Item 1A. Risk Factors” of our annual report on Form 10-K for the fiscal year ended October 31, 2021, which are incorporated herein by reference.

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

Corn Prices

Corn prices continue an upward trend in early 2022, due in part to the improved domestic economy as well as increased demand from China and drought in South America’s corn-growing regions. In addition, Russia’s invasion of Ukraine is also causing upward price pressure on corn since corn is viewed as a substitute food item for wheat. Ukraine is a major exporter of wheat and other items, such as sunflower oil, while Russia is a key producer of wheat and many of the chemicals used in fertilizer. That is leading to an increased demand for corn as a substitute food item and causing prices to increase. Average corn prices remained above $7.00 per bushel for the three months ended April 30, 2022, which is a significant increase over the average corn price of $4.81 for the three months ended April 30, 2021.

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

U.S. Ethanol Supply and Demand

During the three and six months ended April 30, 2022, domestic ethanol production increased approximately 12.5% and 10.0%, respectively, compared to the same three month and six month periods a year earlier, with U.S. ethanol plants producing more than 1 million barrels of fuel ethanol per day on average, according to the U.S. Energy Information Administration (“EIA”).

Ethanol production is projected to increase slightly in 2022. The EIA projects fuel ethanol production will average 1.03 million barrels per day in 2022, up from approximately 980,000 barrels per day produced in 2021. The agency now predicts fuel ethanol production will fall to an average of 990,000 barrels per day in 2023, down slightly from the agency’s previous forecast of 1 million barrels per day. Fuel ethanol production averaged 980,000 barrels per day last year. Continued ethanol production capacity increases could also have a negative impact on the market price of ethanol, which could negatively affect our profitability.

Total ethanol exports for the first two months of 2022 reached 266.89 million gallons at a value of $675.43 million, compared to 266.31 million gallons exported during the same period of 2021 at a value of $449.62 million. Export demand for ethanol is less consistent compared to domestic demand which can lead to ethanol price volatility. The USDA projects that U.S. ethanol exports will increase slightly in 2022 due to both volume and price gains due, in part, to increased renewable fuel blending requirements in the United Kingdom, India, and other nations. Any decrease in U.S. ethanol exports could adversely impact the market price of ethanol unless domestic demand increases or additional foreign markets are developed.

U.S. ethanol exports to China increased during the 2021 fiscal year, following the execution of a “phase one” trade agreement with China. The agreement, signed by former President Donald Trump on January 15, 2020, includes a commitment by China to purchase agricultural products, including ethanol, over the course of two years.  However, the first quarter of 2022 shows a significant decline in ethanol exports to China.  There is no guarantee that exports of ethanol to China will continue or increase.  Additionally, the imposition of tariffs and duties on ethanol imported from the U.S., as well as increased production of ethanol and similar fuels in other countries, can also negatively impact domestic export demand.

Further, reductions in renewable fuel blending requirements or waivers of small refiner renewable volume obligations by the U.S. Environmental Protection Agency (“EPA”) may also reduce demand for ethanol and thereby adversely affect our profitability.

Changes in the price for crude oil and unleaded gasoline affect the demand for gasoline and may impact the market price of ethanol. According to the EIA, 97.4 million barrels per day (“b/d”) of petroleum and liquid fuels was consumed globally in April 2022, an increase of 2.1 million b/d from April 2021. The EIA forecasts that global consumption of petroleum and liquid fuels will average 99.6 million b/d for all of 2022, which is a 2.2 million b/d increase from 2021. U.S. crude oil production in the forecast averages 11.9 million b/d in 2022, up 0.7 million b/d from 2021. The EIA currently forecasts that production will increase to more than 12.8 million b/d in 2023, surpassing the previous annual average record of 12.3 million b/d set in 2019. A wide range of potential macroeconomic outcomes could significantly affect energy markets during the forecast period. Major factors driving energy supply uncertainty include how sanctions affect Russia’s oil production, the production decisions of OPEC+, and the rate at which U.S. oil and natural gas producers increase drilling.

The U.S. EIA, in its “Summer Fuels Outlook”, forecasted gasoline prices to average $3.84 per gallon (gal) this summer driving season, April through September, compared with last summer’s average price of $3.06/gal. After adjusting for inflation, this summer’s forecast national average price would mark the highest retail gasoline and diesel prices since 2014.  The EIA stated that higher fuel prices this summer would be the likely result of higher crude oil prices. Crude oil prices have generally risen since the start of the year partly as a result of geopolitical developments, particularly Russia’s war against Ukraine.  In addition, U.S. economic activity is expected to increase through the summer, resulting in more demand for petroleum fuels. Greater demand will contribute to higher crude oil prices. The EIA forecasts Brent crude oil will average $106 per barrel (b) this summer, which would be $35/b higher than last summer.

The Biden administration’s plan to temporarily allow higher ethanol blends in gasoline may increase ethanol demand in 2022.  The Biden administration’s move would allow gasoline with 15% ethanol to be sold between June 1 and Sept. 15. Typically, the federal government limits ethanol blends to 10% during summer months, to curb smog caused by the 15% blend’s higher volatility. Following the Biden administration’s move, E15 consumption is expected to increase by about 300 million gallons in 2022 from the 814 million gallons of E15 sold in 2021, according to the Renewable Fuels Association.  However, it is possible that increased volatility will occur due to the conflict in Ukraine, the COVID-19 pandemic, inflation, or other unforeseen factors.

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

COVID-19 Pandemic

After experiencing volatile and adverse conditions for much of the fiscal year 2020 due to the COVID-19 pandemic and its ramifications, the Company and the ethanol industry as a whole benefited from more favorable market conditions during our 2021 fiscal year, as vehicle travel and demand for transportation fuel, including the ethanol we produce, rebounded. The prices we received for a gallon of ethanol increased significantly during the three months and six months ended April 30, 2022, as compared to the same period the prior year.  As a result, we experienced positive operating margins, increased cash flow from operations, and increased revenues during the three months and six months ended April 30, 2022, compared to the three months and six months ended April 30, 2021.

During the six months ended April 30, 2022, the outbreak of additional COVID-19 variants led to increased COVID-19 infections and hospitalizations and renewed government restrictions in a few regions. However, demand for transportation fuel, including the ethanol we produce, remained strong during the recent three-month period. Many local governments have eased COVID-

19 related restrictions. As restrictions related to the pandemic subside, management expects favorable market conditions for the ethanol industry to continue.

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

It is possible that even after the pandemic subsides, there will be permanent changes to business and transportation norms that will reduce demand for ethanol especially if higher gasoline prices cause consumers to reduce or restrict gasoline purchases. For example, increased adoption of “work from home” policies or tele-commuting, and the use of virtual meetings, may permanently reduce business travel and thereby reduce the demand for transportation fuel, including the ethanol we produce.

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

The RFS sets the statutory RVO for corn-based ethanol at 15 billion gallons beginning in 2016 and each year thereafter through 2022. Under RFS statute, the EPA is required to finalize RVOs for a particular compliance year by November 30 of the preceding year.  According to the RFS, if mandatory renewable fuel volumes are reduced by at least 20% for two consecutive years, the EPA is required to modify, or reset, statutory volumes through 2022, the year through which the statutorily prescribed volumes run. While conventional ethanol maintained 15 billion gallons, 2019 was the second consecutive year that the total RVO was more than 20% below the statutory volume levels. Thus, the EPA was expected to initiate a reset rulemaking, and modify statutory volumes through 2022, and do so based on the same factors they are to use in setting the RVOs post 2022. These factors include environmental impact, domestic energy security, expected production, infrastructure impact, consumer costs, job creation, price of agricultural commodities, food prices, and rural economic development. However, in late 2019, the EPA announced it would not be moving forward with a reset rulemaking in 2020. It is unclear when or if the current EPA will propose a reset rulemaking, though they have stated an intention to propose a post 2022 set rulemaking as required by law.

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

USDA Biofuel Producer Program

In June of 2021, the USDA announced a $700.0 million Biofuel Producer Program to distribute funds to producers of ethanol, biodiesel and other renewable fuels who faced unexpected market losses due to the pandemic, and they provided the specifics for the application process in December of 2021. We applied to the USDA for these funds and subsequent to April 30, 2022, we received approximately $14.2 million in USDA support related to COVID-19 economic relief.   The USDA Biofuel Producer Program grants are not tax-exempt.

Results of Operations for the Three Months Ended April 30, 2022 and 2021

The following table shows summary information from the results of our operations and the approximate percentage of revenues, costs of goods sold, operating expenses and other items to total revenues in our unaudited condensed consolidated statements of operations for the three months ended April 30, 2022 and 2021 (amounts in thousands).

	Three Months Ended April 30,
	2022		2021
	(unaudited)		(unaudited)
Statement of Operations Data	Amount	%	Amount	%
Revenues	$99,505	100.0%	$74,040	100.0%
Cost of Goods Sold	90,080	90.5%	65,067	87.9%
Gross Profit	9,425	9.5%	8,973	12.1%
Operating Expenses	1,897	1.9%	2,003	2.7%
Operating Income	7,527	7.6%	6,970	9.4%
Other Income, net	396	0.4%	2,489	3.4%
Net Income	7,924	8.0%	9,459	12.8%
Less: Net Loss Attributable to Non-controlling Interest	—	—	1,324	1.8%
Net Income Attributable to Granite Falls Energy, LLC	7,924	8.0%	8,135	11.0%

Revenues

Our consolidated revenue is derived principally from sales of our three primary products: ethanol, distillers’ grains and corn oil. Revenues from these products represented approximately 98.9% and 99.2% of our total revenues for the three months ended April 30, 2022 and April 30, 2021, respectively. The remaining approximately 1.1% and 0.8% is attributable to miscellaneous other revenue for the three months ended April 30, 2022 and 2021, respectively, and is made up of incidental sales of corn syrup at HLBE’s plant and revenues from natural gas pipeline operations at Agrinatural, net of intercompany eliminations for distribution fees paid by HLBE to Agrinatural for natural gas transportation services.

The following table shows the sources of our consolidated revenue and the approximate percentage of revenues from those sources to total revenues in our condensed consolidated unaudited statements of operations for the three months ended April 30, 2022:

	Three Months Ended April 30, 2022
	Sales Revenue	% of Total Revenues
Revenue Sources	(in thousands)
Ethanol sales	$74,693	75.1%
Distillers' grains sales	17,528	17.6%
Corn oil sales	6,097	6.1%
Miscellaneous other	1,187	1.2%
Total Revenues	$99,505	100.0%

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

Our total consolidated revenues increased by approximately 34.4% for the three months ended April 30, 2022, as compared to the three months ended April 30, 2021.  This increase in revenue was due to increases in the average price received for our three primary products which was partially offset by a slight decrease in the quantity of ethanol sold.  In the three months ended April 30, 2022, the quantities of distillers’ grains and corn oil we sold increased approximately 0.5% and 6.8% respectively, while the quantity sold of ethanol decreased approximately 3.7%.The average net price we received for ethanol, distillers’ grains, and corn oil increased approximately 34.3%, 45.8%, and 55.3% respectively, compared to the three months ended April 30, 2021. The following table reflects quantities of our three primary products sold and the average net prices received for the three months ended April 30, 2022 and 2021:

	Three Months Ended April 30, 2022		Three Months Ended April 30, 2021
	Quantity Sold	Avg. Net Price	Quantity Sold	Avg. Net Price
Product	(in thousands)		(in thousands)
Ethanol (gallons)	32,763	$2.28	34,034	$1.70
Distillers' grains (tons)	70	$252.01	69	$172.84
Corn oil (pounds)	8,697	$0.70	8,147	$0.45

Ethanol

Total revenues from sales of ethanol increased by approximately 29.3% for the three months ended April 30, 2022 compared to the same period a year earlier due to an approximately 34.3% increase in the price received for ethanol offset by an approximately 3.7% decrease in the number of gallons of ethanol sold.  The slight decrease in in volume sold was attributable to timing of sales for the three months ended April 30, 2022 compared to the same period in 2021.  The increase in the price of ethanol was due primarily to the rebound in the overall economy and the increase in demand for transportation fuel as compared to the three month period ended April 30, 2021.

Our ethanol derivative instruments resulted in a gain of approximately $22,000 and $57,000 during the three months ended April 30, 2022 and 2021, respectively.

At April 30, 2022, the Company had fixed and basis contracts to sell approximately $51,212,000 of ethanol for various delivery periods through December 2022, which approximates 25% of its anticipated ethanol sales for this period.

Distillers’ Grains

Total revenues from sales of distillers’ grains increased by approximately 46.6% for the three months ended April 30, 2022, compared to the same period a year earlier, due to an approximately 45.8% increase in the average price received per ton of distillers’ grain sold and an approximately 0.5% increase in the quantities sold. The increase in the price received was due to the improvement of the overall economy and an increase in demand for livestock feed.

At April 30, 2022, the Company had forward contracts to sell approximately $3,784,000 of distillers’ grain for deliveries through May 2022, which approximates 45% of its anticipated distillers’ grain sales during that period.

Corn Oil

Total revenues from sales of corn oil increased by approximately 65.8% for the three months ended April 30, 2022 compared to the same period a year earlier due primarily to an approximately 55.3% increase in the average price per pound we received for our corn oil from period to period coupled with an approximately 6.8% increase in pounds sold from period to period. The increase in pounds of corn oil sold was primarily attributable to an increase in production. The increase in the price received for corn oil was primarily attributable to increased demand for biodiesel.

Although management believes that corn oil prices will remain relatively steady, prices may decrease if there is an oversupply of corn oil production resulting from increased production rates at ethanol plants or if biodiesel producers begin to utilize lower-priced alternatives such as soybean oil or if the biodiesel blenders’ tax credit is not renewed and biodiesel production declines.

At April 30, 2022, the Company had forward contracts to sell approximately $2,039,000 of corn oil for delivery through May 2022, which approximates 40% of its anticipated corn oil sales for that period.

Cost of Goods Sold

Our cost of goods sold increased by approximately 38.4% for the three months ended April 30, 2022, as compared to the three months ended April 30, 2021. The increase in costs of goods sold was primarily attributable to an increase in corn costs, due to the increase the average net price we paid per bushel of corn as well as an increase in the cost of natural gas.  Our cost of goods sold totaled approximately 90.5% of our revenue for the three months ended April 30, 2022, which was a slight increase from 87.9% for the same period a year earlier. Approximately 90% of our total costs of goods sold is attributable to our ethanol production. Thus, the cost of goods sold per gallon of ethanol sold for the three months ended April 30, 2022 and 2021 was approximately $2.47 and $1.72 per gallon, respectively.

The following table shows the costs of corn and natural gas (our two largest single components of costs of goods sold), as well as all other components of cost of goods sold, which includes processing ingredients, electricity, and wages, salaries and benefits of production personnel, and the approximate percentage of costs of those components to total costs of goods sold in our unaudited condensed consolidated statements of operations for the three months ended April 30, 2022:

	Three Months Ended April 30, 2022
	Cost	% of Cost of Goods Sold
	(in thousands)
Corn costs	$74,289	82.5%
Natural gas costs	5,010	5.5%
All other components of costs of goods sold	10,781	12.0%
Total Cost of Goods Sold	$90,080	100.0%

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

Corn

Our aggregate cost of corn was approximately 47.2% more for the three months ended April 30, 2022 compared to the same period of a year earlier due to an approximately 43.0% increase in the average price per bushel paid for corn, coupled with an approximately 2.9% increase in the number of bushels processed from period to period. The corn-ethanol price spread (the difference between the price per gallon of ethanol and the price per bushel of grain divided by 2.8) for the three months ended April 30, 2022 was approximately $0.16 less than the corn-ethanol price spread we experienced for from the same period ended April 30, 2021.

At April 30, 2022, the Company had cash and basis contracts for forward corn purchase commitments for approximately 14,364,000 bushels for deliveries through December 2023.

Our corn derivative positions resulted in a loss of approximately $5.4 million and $1.1 million for the three months ended April 30, 2022, and 2021, respectively.   We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn in cost of goods sold as the changes occur. As corn prices fluctuate, the value of our derivative instruments is impacted, which affects our financial performance. We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.

Natural Gas

Our cost of goods sold related to natural gas costs increased approximately 80.9% for the three months ended April 30, 2022, as compared to the three months ended April 30, 2021, which was primarily attributable to increased prices for natural gas caused by increased global demand and limited production and inventory, coupled with an increase in natural gas usage due to increased production at our plants.

Other Components of Costs of Goods Sold

Our costs of goods sold related to all other components decreased approximately 9.0% for the three months ended April 30, 2022, compared to the same period ending April 30, 2021. Management attributes the decrease to a decrease in plant depreciation and a decrease in outside contractors’ costs during the three month period ended April 30, 2022.

Operating Expenses

Operating expenses include wages, salaries, and benefits of administrative employees at the plant, insurance, professional fees, property taxes, and similar costs. Our operating expenses decreased by approximately 5.3% for the three months ended April 30, 2022, compared to the same period ended April 30, 2021, due primarily to a reduction in professional fees relating to legal, accounting and other fees in connection with GFE’s merger with HLBE for the comparable period.

Operating Income

We recorded operating income of approximately $7.5 million in the three months ended April 30, 2022, an increase of approximately $0.5 million from the same period ended April 30, 2021, when we recorded operating income of approximately $7 million. This increase in operating income was attributable to increases in the price received for our three principal products.

Other Income, Net

We had net other income of approximately $0.4 million and approximately $2.5 million for the three months ended April 30, 2022, and 2021, respectively. This decrease in net other income was primarily attributable to a decrease in investment income and a slight increase in interest expense.

Results of Operations for the Six Months Ended April 30, 2022 and 2021

The following table shows summary information from the results of our operations and the approximate percentage of revenues, costs of goods sold, operating expenses and other items to total revenues in our unaudited condensed consolidated statements of operations for the six months ended April 30, 2022 and 2021 (amounts in thousands).

	Six Months Ended April 30,
	2022		2021
	(unaudited)		(unaudited)
Statement of Operations Data	Amount	%	Amount	%
Revenues	$209,283	100.0%	$123,439	100.0%
Cost of Goods Sold	172,702	82.5%	117,856	95.5%
Gross Profit	36,581	17.5%	5,583	4.5%
Operating Expenses	4,269	2.0%	3,997	3.2%
Operating Income	32,313	15.5%	1,586	1.3%
Other Income, net	643	0.3%	2,582	2.1%
Net Income	32,956	15.8%	4,168	3.4%
Less: Net Loss Attributable to Non-controlling Interest	—	—	717	0.6%
Net Income Attributable to Granite Falls Energy, LLC	32,956	15.8%	4,885	4.0%

Revenues

Our consolidated revenue is derived principally from sales of our three primary products: ethanol, distillers’ grains and corn oil. Revenues from these products represented approximately 98.9% and 99.0% of our total revenues for the six months ended April 30, 2022, and April 30, 2021, respectively. The remaining approximately 1.1% and 1.0% is attributable to miscellaneous other revenue for the six months ended April 30, 2022 and 2021, respectively, and is made up of incidental sales of corn syrup at HLBE’s plant and revenues from natural gas pipeline operations at Agrinatural, net of intercompany eliminations for distribution fees paid by HLBE to Agrinatural for natural gas transportation services.

The following table shows the sources of our consolidated revenue and the approximate percentage of revenues from those sources to total revenues in our condensed consolidated unaudited statements of operations for the six months ended April 30, 2022:

	Six Months Ended April 30, 2022
	Sales Revenue	% of Total Revenues
Revenue Sources	(in thousands)
Ethanol sales	$162,960	77.9%
Distillers' grains sales	32,311	15.4%
Corn oil sales	11,753	5.6%
Miscellaneous other	2,259	1.1%
Total Revenues	$209,283	100.0%

The following table shows the sources of our consolidated revenue and the approximate percentage of revenues from those sources to total revenues in our condensed consolidated unaudited statements of operations for the six months ended April 30, 2021:

	Six Months Ended April 30, 2021
	Sales Revenue	% of Total Revenues
Revenue Sources	(in thousands)
Ethanol sales	$93,915	76.1%
Distillers' grains sales	21,736	17.6%
Corn oil sales	6,527	5.3%
Miscellaneous other	1,260	1.0%
Total Revenues	$123,439	100.0%

Our total consolidated revenues increased by approximately 69.5% for the six months ended April 30, 2022, as compared to the six months ended April 30, 2021.  This increase in revenue was due to increases in the average price received for our three primary products. In the six months ended April 30, 2022, the quantities of ethanol and corn oil we sold increased approximately 9% and 6.7% respectively, while the quantity sold of distillers’ grains decreased approximately 0.6%.  The average net price we received for ethanol, distillers’ grains, and corn oil increased approximately 59.3%, 49.5%, and 68.7%, respectively, compared to the six months ended April 30, 2021. The following table reflects quantities of our three primary products sold and the average net prices received for the six months ended April 30, 2022 and 2021:

	Six Months Ended April 30, 2022		Six Months Ended April 30, 2021
	Quantity Sold	Avg. Net Price	Quantity Sold	Avg. Net Price
Product	(in thousands)		(in thousands)
Ethanol (gallons)	66,974	$2.43	61,470	$1.53
Distillers' grains (tons)	144	$224.75	145	$150.35
Corn oil (pounds)	18,311	$0.64	17,157	$0.38

Ethanol

Total revenues from sales of ethanol increased by approximately 73.5% for the six months ended April 30, 2022 compared to the same period a year earlier due to an approximately 59.3% increase in the price received for ethanol and an increase of 9% in the number of gallons of ethanol sold.  The increase in the price of ethanol was due primarily to the rebound in the overall economy and the increase in demand for transportation fuel as compared to the six month period ended April 30, 2021.

Our ethanol derivative instruments resulted in a gain of approximately $61,000 and $171,000 during the six months ended April 30, 2022, and 2021, respectively.

At April 30, 2022, the Company had fixed and basis contracts to sell approximately $51,212,000 of ethanol for various delivery periods through December 2022, which approximates 25% of its anticipated ethanol sales for this period.

Distillers’ Grains

Total revenues from sales of distillers’ grains increased by approximately 48.7% for the six months ended April 30, 2022, compared to the same period a year earlier, due to an approximately 49.5% increase in the average price received per ton of distillers’ grain sold offset by an approximately 0.6% decrease in the quantities sold. The increase in the price received was due to the improvement of the overall economy and an increase in demand for livestock feed.

At April 30, 2022, the Company had forward contracts to sell approximately $3,784,000 of distillers’ grain for deliveries through May 2022, which approximates 45% of its anticipated distillers’ grain sales during that period.

Corn Oil

Total revenues from sales of corn oil increased by approximately 80.0% for the six months ended April 30, 2022 compared to the same period a year earlier due primarily to an approximately 68.7% increase in the average price per pound we received for our corn oil from period to period coupled with an approximately 6.7% increase in pounds sold from period to period. The increase in pounds of corn oil sold was primarily attributable to an increase in production. The increase in the price received for corn oil was primarily attributable to increased demand for biodiesel.

Although management believes that corn oil prices will remain relatively steady, prices may decrease if there is an oversupply of corn oil production resulting from increased production rates at ethanol plants or if biodiesel producers begin to utilize lower-priced alternatives such as soybean oil or if the biodiesel blenders’ tax credit is not renewed and biodiesel production declines.

At April 30, 2022, the Company had forward contracts to sell approximately $2,039,000 of corn oil for delivery through May 2022, which approximates 40% of its anticipated corn oil sales for that period.

Cost of Goods Sold

Our cost of goods sold increased by approximately 46.5% for the six months ended April 30, 2022, as compared to the six months ended April 30, 2021. The increase in costs of goods sold was primarily attributable to an increase in corn costs, due to the increase the average net price we paid per bushel of corn as well as an increase in the cost of natural gas.  Our cost of goods sold totaled approximately 82.5% of our revenue for the six months ended April 30, 2022, which was a decrease from 95.5% for the same period a year earlier. Approximately 90% of our total costs of goods sold is attributable to our ethanol production. Thus, the cost of goods sold per gallon of ethanol sold for the six months ended April 30, 2022 and 2021 was approximately $2.32 and $1.73 per gallon, respectively.

The following table shows the costs of corn and natural gas (our two largest single components of costs of goods sold), as well as all other components of cost of goods sold, which includes processing ingredients, electricity, and wages, salaries and benefits of production personnel, and the approximate percentage of costs of those components to total costs of goods sold in our unaudited condensed consolidated statements of operations for the six months ended April 30, 2022:

	Six Months Ended April 30, 2022
	Cost	% of Cost of Goods Sold
	(in thousands)
Corn costs	$139,159	80.6%
Natural gas costs	11,003	6.4%
All other components of costs of goods sold	22,540	13.0%
Total Cost of Goods Sold	$172,702	100.0%

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

Corn

Our aggregate cost of corn was approximately 45.5% more for the six months ended April 30, 2022, compared to the same period of a year earlier due to an approximately 35.8% increase in the average price per bushel paid for corn, coupled with an approximately 7.1% increase in the number of bushels processed from period to period. The corn-ethanol price spread (the difference between the price per gallon of ethanol and the price per bushel of grain divided by 2.8) for the six months ended April 30, 2022, was approximately $0.31 more than the corn-ethanol price spread we experienced for the same period ended April 30, 2021.

At April 30, 2022, the Company had cash and basis contracts for forward corn purchase commitments for approximately 14,364,000 bushels for deliveries through December 2023.

Our corn derivative positions resulted in a loss of approximately $7.0 million for each of the six months ended April 30, 2022, and 2021. We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn in cost of goods sold as the changes occur. As corn prices fluctuate, the value of our derivative instruments is impacted, which affects our financial performance. We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.

Natural Gas

Our cost of goods sold related to natural gas costs increased approximately 85.5% for the six months ended April 30, 2022, as compared to the six months ended April 30, 2021, which was primarily attributable to increased prices for natural gas caused by increased global demand and limited production and inventory, coupled with an increase in natural gas usage due to increased production at our plants.

Other Components of Costs of Goods Sold

Our costs of goods sold related to all other components increased approximately 38.5% for the six months ended April 30, 2022, compared to the same period ending April 30, 2021. Management attributes the increase to overall inflationary pressure on certain components of cost of goods sold, including processing ingredients, electricity, and wages, salaries and benefits of production personnel during the six month period ended April 30, 2022.

Operating Expenses

Operating expenses include wages, salaries, and benefits of administrative employees at the plant, insurance, professional fees, property taxes, and similar costs. Our operating expenses increased by approximately 6.8% for the six months ended April 30, 2022, compared to the same period ended April 30, 2021, due primarily to increased wages, salaries, and professional fees.

Operating Income

We recorded operating income of approximately $32.3 million in the six months ended April 30, 2022, an increase of approximately $30.7 million from the same period ended April 30, 2021, when we recorded operating income of approximately $1.6 million. This increase in operating income was attributable to increases in the prices received for our three principal products.

Other Income, Net

We had net other income of approximately $0.6 million and approximately $2.6 million for the six months ended April 30, 2022, and 2021, respectively. This decrease in net other income was primarily attributable to a decrease in investment income and a decrease in other income resulting from loan forgiveness proceeds from the Paycheck Protection Program and a slight increase in interest expense.

Changes in Financial Condition at April 30, 2022 and October 31, 2021

The following table highlights our financial condition at April 30, 2022 and October 31, 2021 (amounts in thousands):

	April 30, 2022	October 31, 2021
Current Assets	$82,242	$64,814
Total Assets	$157,622	$145,137
Current Liabilities	$24,447	$30,024
Long-Term Debt, less current portion	$24,536	$27,621
Operating lease, long-term liabilities	$10,364	$12,102
Other Long-Term Liabilities	$1,491	$1,468
Members' Equity attributable to Granite Falls Energy, LLC	$96,783	$73,922

Our total assets increased approximately 8.6% during the six months ended April 30, 2022. The increase was attributable to increases in cash and cash equivalents, restricted cash, inventory, and prepaid expenses and other current assets, which were partially offset by decreases in accounts receivable, commodity derivative instruments, property and equipment, investments, and operating lease right of use asset.

Our current liabilities decreased approximately 18.6%, at April 30, 2022, compared to October 31, 2021, due primarily to decreases in accounts payable, which was partially offset by increases in commodity derivative instruments and current maturities of long-term debt.

Our long-term debt, less current portion, decreased approximately  11.1%, at April 30, 2022, compared to October 31, 2021, due to repayments on long-term debt.

Members’ equity attributable to Granite Falls Energy, LLC at April 30, 2022, compared to October 31, 2021 increased by approximately  30.9%. The increase was primarily attributable to net income attributable to GFE for the six months ended April 30, 2022, less distributions of approximately $10 million.

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

Cash Flows

The following table shows our cash flows for the six months ended April 30, 2022 and 2021 (amounts in thousands):

	2022	2021
	(unaudited)	(unaudited)
Net cash provided by (used in) operating activities	$27,763	$(3,099)
Net cash provided by (used in) investing activities	$1,542	$(3,886)
Net cash provided by (used in) financing activities	$(12,055)	$3,044
Net increase (decrease) in cash and restricted cash	$17,250	$(3,941)

Operating Cash Flows

During the six months ended April 30, 2022, we generated approximately $30.8 million more cash from operating activities compared to the same period ending April 30, 2021, due primarily to increases in net income and accounts receivable generated from operating activities.

Investing Cash Flows

Cash provided by investing activities was approximately $5.4 million more for the six months ended April 30, 2022, compared to the same period a year earlier, due primarily to the redemption of the Harvestone units, which was recorded in November 2021. Additionally, our cash provided by investing activities was less during the prior period due to additional capital expenditures related primarily to the replacement of HLBE’s boiler during the six months ended April 30, 2021.

Financing Cash Flows

During the six months ended April 30, 2022, we experienced a decrease of approximately $15.1 million in cash provided by financing activities, compared to the six month period ended April 30, 2021, which was attributable primarily to an increase in cash used for member distributions during 2022, offset by net proceeds from long-term debt for the six months ended April 30, 2021 compared to payments on long-term debt for the six months ended April 30, 2022.

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

As of April 30, 2022, GFE had indebtedness consisting of the following loans and agreements: the Credit Agreement, a $20 million revolving credit promissory note, a $20 million amended and restated revolving term promissory note, a $25 million single advance term promissory note, a $2.4 million single advance term promissory note, and the Project Hawkeye credit facility. Subsequent to April 30, 2022, the Company repaid the Project Hawkeye credit facility in full.

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

At April 30, 2022, our critical accounting estimates continue to include those described in our annual report on Form 10-K for the fiscal year ended October 31, 2021. Management has not changed the method of calculating and using estimates and assumptions in preparing our condensed consolidated unaudited financial statements in accordance with generally accepted accounting principles in the United States of America.

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

Effectiveness of Disclosure Controls and Procedures

As of April 30, 2022, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were not effective because of the identification of a material weakness in our internal control over financial reporting which was initially identified during the year ended October 31, 2021.  Remediation efforts have already been implemented which primarily consists of new policies and procedures to assist management to better understand contractual terms with suppliers and vendors, including an assessment of any potential accounting implications.  While we completed our remediation efforts in the second quarter of fiscal 2022, we will consider this material weakness to be fully remediated once the applicable controls operate for a sufficient period of time and our management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control over Financial Reporting

Except as noted above, there were no changes in our internal control over financial reporting that occurred during the six months ended April 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are currently involved in litigation that has arisen during the ordinary course of business. We do not believe this litigation will have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A. Risk Factors

U.S. Federal Reserve Bank monetary policy actions could increase our costs of borrowing money and negatively impact our financial condition and future operations.

The recent increase by the Federal Reserve of the Federal Funds rate is anticipated to be the first of several over the next 12-24 months. Together with any reduction of securities held on the Federal Reserve’s balance sheet (“quantitative tightening”), domestic market interest rates are expected to rise across the yield curve. Depending on future inflation rates, the rise of nominal interest rates may produce a rise in real interest rates (nominal rates minus the inflation rate) which is associated with lower asset prices due to higher carrying costs and higher discount rates of future earnings.

Higher interest rates resulting from tightening domestic monetary policy are expected to increase credit costs and decrease credit availability. Increases in interest rates would increase our costs of borrowing money under any of our debt facilities with variable interest rates, which would negatively impact our financial condition and future operations.

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

Earlier in 2022, the Company conducted a survey of its members regarding each member’s status as an “accredited investor,” as defined by Rule 501 of Regulation D of the Securities Act of 1933. The Company is currently evaluating the survey results and the proposed reclassification of units.

The reclassification proposal, including any associated amendments to the Company’s operating and member control agreement, will be subject to approval by the members. We intend for members to vote on the reclassification proposal at a special meeting of the Company’s members.  The Company intends for the reclassification proposal to result in the Company having fewer than 300 unitholders in its existing unit class and fewer than 500 unitholders who are not accredited investors in each additional unit class, which would enable the Company to voluntarily terminate the registration of its units under the Exchange Act.

Members will receive a detailed description of the reclassification and reorganization proposal in a proxy statement delivered prior to the special meeting. The Company expects to hold the special meeting in August or September of 2022. Additional information regarding the reclassification and reorganization proposal is available in the Form 8-K filed by the Company on March 8, 2022, which is incorporated herein by reference.

Annual Meeting Date and Member Proposals

We will hold our 2022 annual meeting on Friday, June 17, 2022. The specific date, time, and location of the annual meeting has been disclosed in the notice of annual meeting, proxy statement and proxy card which was distributed to our members on or about May 24, 2022.  The definitive proxy statement was filed with the U.S. Securities and Exchange Commission on May 17, 2022.

The Company typically holds its annual meeting in March and held the 2021 annual meeting on March 25, 2021. The Company initially decided to delay the 2022 annual meeting to allow the unit reclassification and reorganization proposal discussed above to be developed and included in the annual meeting agenda.  However, the survey of its membership and other administrative issues has caused the Company to postpone the unit reclassification and reorganization proposal.  Therefore, the Company has decided to move forward with its annual meeting of members on June 17, 2022, and intends to subsequently schedule a special membership meeting to address the unit reclassification and reorganization proposal.

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

101

The following financial information from Granite Falls Ethanol, LLC’s Quarterly Report on Form 10-Q for the three and six months ended April 30, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at April 30, 2022 and October 31, 2021; (ii) the Condensed Consolidated Statements of Operations for the three and six months ended April 30, 2022 and 2021; (iii) the Condensed Consolidated Statements of Changes in Members’ Equity for the three and six months ended April 30, 2022 and 2021; (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended April 30, 2022 and 2021; and (iv) Notes to Condensed Consolidated Unaudited Financial Statements.**

104	Cover Page Interactive Data File (formatted in Inline XBRL and included as Exhibit 101).**

** Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANITE FALLS ENERGY, LLC

Date: June 14, 2022	/s/ Jeffrey Oestmann
Jeffrey Oestmann
Chief Executive Officer

/s/ Stacie Schuler
Date: June 14, 2022	Stacie Schuler
Chief Financial Officer