Form 10-Q
period 2022-07-31
Granite Falls Energy, LLC
filed 2022-09-14
CIK 1181749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended July 31, 2022

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

☐Yes ☒No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of September 14, 2022, there were 30,606 membership units outstanding.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

GRANITE FALLS ENERGY, LLC and Subsidiaries

Condensed Consolidated Balance Sheets

	July 31, 2022	October 31, 2021
ASSETS	(unaudited)
Current Assets
Cash and cash equivalents	$41,386,772	$29,295,657
Restricted cash	2,186,099	1,641,123
Accounts receivable	8,164,525	12,028,397
Inventory	24,915,469	20,749,831
Commodity derivative instruments	231,863	39,076
Prepaid expenses and other current assets	1,272,331	1,059,604
Total current assets	78,157,059	64,813,688

Property and Equipment, net	51,773,419	49,716,246

Investments	12,524,418	14,518,331

Operating lease right of use asset	13,201,180	15,755,395

Other Assets	332,254	333,254

Total Assets	$155,988,330	$145,136,914

LIABILITIES AND MEMBERS' EQUITY
Current Liabilities
Current maturities of long-term debt	$5,100,000	$5,046,429
Accounts payable	24,693,817	19,445,954
Commodity derivative instruments	479,325	732,801
Member distributions payable	1,589,400	—
Accrued expenses	963,087	1,145,326
Operating lease, current liabilities	3,611,621	3,653,131
Total current liabilities	36,437,250	30,023,641

Long-Term Debt, less current portion	9,450,000	27,621,428

Operating lease, long-term liabilities	9,589,559	12,102,264

Other Long-Term Liabilities	1,502,291	1,467,848

Commitments and Contingencies

Members' Equity
Members' equity attributable to Granite Falls Energy, LLC consists of 30,606 units authorized, issued and outstanding at July 31, 2022 and October 31, 2021	99,009,230	73,921,733

Total Liabilities and Members' Equity	$155,988,330	$145,136,914

Notes to Condensed Consolidated Unaudited Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC and Subsidiaries

Condensed Consolidated Statements of Operations

	Three Months Ended July 31,		Nine Months Ended July 31,
	2022	2021	2022	2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues	$103,751,972	$89,258,812	$313,035,325	$212,697,559

Cost of Goods Sold	95,994,247	79,352,405	268,696,474	197,207,935

Gross Profit	7,757,725	9,906,407	44,338,851	15,489,624

Operating Expenses	1,904,704	1,940,535	6,173,257	5,937,573

Operating Income	5,853,021	7,965,872	38,165,594	9,552,051

Other Income (Expense)
Other income, net	14,257,413	768,170	14,605,240	2,523,595
Interest income	78,633	1,346	84,223	3,949
Interest expense	(371,592)	(197,412)	(1,057,072)	(566,319)
Investment income	771,965	334,192	1,747,416	1,527,100
Total other income, net	14,736,419	906,296	15,379,807	3,488,325

Net Income	$20,589,440	$8,872,168	$53,545,401	$13,040,376

Less: Net Income Attributable to Non-controlling Interest	—	(2,288,814)	—	(1,571,892)

Net Income Attributable to Granite Falls Energy, LLC	$20,589,440	$6,583,354	$53,545,401	$11,468,484

Weighted Average Units Outstanding - Basic and Diluted	30,606	30,606	30,606	30,606

Amounts attributable to Granite Falls Energy, LLC:

Net Income Per Unit - Basic and Diluted	$672.73	$215.10	$1,749.51	$374.71

Distributions Per Unit	$600.00	$—	$930.00	$—

Notes to Condensed Consolidated Unaudited Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC AND SUBSIDIARIES

Condensed Consolidated Unaudited Statements of Changes in Members’ Equity

	Members' Equity
	attributable to	Non-controlling	Total Members'
	Granite Falls Energy, LLC	Interest	Equity
Balance - October 31, 2021	$73,921,733	$—	$73,921,733

Member distributions	(10,094,304)	—	(10,094,304)
Net income attributable to Granite Falls Energy, LLC	25,032,164	—	25,032,164

Balance - January 31, 2022 (unaudited)	$88,859,593	$—	$88,859,593

Net income attributable to Granite Falls Energy, LLC	7,923,797	—	7,923,797

Balance - April 30, 2022 (unaudited)	$96,783,390	$—	$96,783,390

Member distributions	(18,363,600)	—	(18,363,600)
Net income attributable to Granite Falls Energy, LLC	20,589,440	—	20,589,440

Balance – July 31, 2022 (unaudited)	$99,009,230	$—	$99,009,230

Balance - October 31, 2020	$52,111,525	$9,780,302	$61,891,827

Net loss attributable to non-controlling interest	—	(2,040,525)	(2,040,525)
Net loss attributable to Granite Falls Energy, LLC	(3,250,854)	—	(3,250,854)

Balance - January 31, 2021 (unaudited)	$48,860,671	$7,739,777	$56,600,448

Net income attributable to non-controlling interest	—	1,323,603	1,323,603
Net income attributable to Granite Falls Energy, LLC	8,135,984	—	8,135,984

Balance - April 30, 2021 (unaudited)	$56,996,655	$9,063,380	$66,060,035

Net income attributable to non-controlling interest	—	2,288,814	2,288,814
Net income attributable to Granite Falls Energy, LLC	6,583,354	—	6,583,354

Balance – July 31, 2021 (unaudited)	$63,580,009	$11,352,194	$74,932,203

Notes to Condensed Consolidated Unaudited Financial Statements are an integral part of this Statement.

GRANITE FALLS ENERGY, LLC and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended	Nine Months Ended
	July 31, 2022	July 31, 2021
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net income	$53,545,401	$13,040,376
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	3,936,888	5,964,030
Paycheck Protection Program loan forgiveness	—	(2,003,493)
Change in fair value of derivative instruments	4,880,835	7,686,416
Gain on equity method investments	(1,326,086)	(1,527,100)
(Gain) loss on disposal of assets	(63,602)	21,728
Return on investment	480,000	282,902
Patronage investment income	(421,330)	—
Changes in operating assets and liabilities:
Commodity derivative instruments	(5,327,098)	(7,854,582)
Accounts receivable	3,863,872	(3,198,202)
Inventory	(4,165,638)	(8,875,322)
Prepaid expenses and other assets	(211,727)	(330,093)
Accounts payable	5,271,224	1,424,428
Accrued expenses	(182,239)	161,661
Accrued railcar rehabilitation costs	34,443	34,443
Net Cash Provided By Operating Activities	60,314,943	4,827,192

Cash Flows from Investing Activities
Proceeds from redemption of equity method investment	3,000,000	—
Proceeds from redemption of patronage investment	261,329	—
Payments for capital expenditures	(5,953,820)	(4,116,332)
Net Cash Used In Investing Activities	(2,692,491)	(4,116,332)

Cash Flows from Financing Activities
Checks drawn in excess of bank balance	—	123,616
Proceeds from Paycheck Protection Program loans	—	1,299,593
Proceeds from long-term debt	—	8,752,196
Payments on long-term debt	(18,117,857)	(18,099,089)
Member distributions	(26,868,504)	—
Net Cash Used In Financing Activities	(44,986,361)	(7,923,684)

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	12,636,091	(7,212,824)

Cash, Cash Equivalents and Restricted Cash - Beginning of Period	30,936,780	13,580,121

Cash, Cash Equivalents and Restricted Cash - End of Period	$43,572,871	$6,367,297

Reconciliation of Cash, Cash Equivalents and Restricted Cash
Cash and Cash Equivalents - Balance Sheet	$41,386,772	$4,491,334
Restricted Cash - Balance Sheet	2,186,099	1,875,963
Cash, Cash Equivalents and Restricted Cash	$43,572,871	$6,367,297

Supplemental Cash Flow Information
Cash paid during the period for:
Interest expense	$1,042,484	$593,651

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Capital expenditures and construction in process included in accounts payable	$27,561	$51,047
Purchase of equipment with trade-in value	$79,500	$—
Member distributions payable	$1,589,400	$—

Notes to Condensed Consolidated Unaudited Financial Statements are an integral part of this Statement.

Granite Falls Energy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

July 31, 2022

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

Additionally, as of October 31, 2021 and July 31, 2022, GFE has 100% ownership in Heron Lake BioEnergy, LLC (“HLBE”). HLBE is a Minnesota limited liability company currently producing fuel-grade ethanol, distillers’ grains, and crude corn oil near Heron Lake, Minnesota and sells these products, pursuant to marketing agreements, throughout the continental United States. HLBE’s plant has an approximate annual production capacity of 65 million gallons but is currently permitted to produce up to 72.3 million gallons per year of undenatured ethanol on a twelve-month rolling sum basis. Additionally, HLBE, through a wholly owned subsidiary, operates a natural gas pipeline that provides natural gas to the HLBE’s ethanol production facility and other customers.

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

On November 15, 2021, Harvestone redeemed GFE’s 20 units for $3,000,000. As a result of the Harvestone redemption, GFE no longer owns any Harvestone units and has ceased to be a member of Harvestone. The Company received and recorded the $3,000,000 redemption in November 2021. No gain or loss was recognized upon redemption during the nine months ended July 31, 2022.

In August 2004, GFE entered an electric service agreement with Minnesota Valley Cooperative Light and Power Association (“MVCLPA”) to supply electricity to the GFE plant. The MVCLPA electric service agreement entitles GFE to receive patronage dividends in the form of a special allocation of capital credits. The capital credits are recognized as a component of other income on the consolidated statement of operations. Through the fiscal year 2021, GFE recognized approximately $3.2 million of investment income related to the MVCLPA capital credits. Approximately $273,000 of GFE’s capital credits were redeemed in March 2021, and as a result the investment balance was approximately $2.9 million as of October 31, 2021. Approximately $261,000 of GFE’s capital credits were redeemed in March 2022, and approximately $421,000 of investment income recognized in May 2022, and as a result the investment balance was approximately $3.1 million as of July 31, 2022. MVCLPA generally redeems its capital credits on a first-in, first-out basis on a 13-year rotation, and therefore if MVCLPA continues to be successful, managements expects the MVCLPA capital credits will continue to be redeemed for cash payments to GFE.

Grants

The Company received an award from the United States Department of Agriculture (USDA) Biofuels Producer Program of approximately $14,200,000 to provide economic relief to biofuels producers who faced unexpected market losses due to the COVID-19 pandemic. The award was recorded in the third quarter of fiscal 2022 in other income.

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

3.  REVENUE

Revenue by Source

All revenues from contracts with customers under ASC Topic 606 are recognized at a point in time. The following table disaggregates revenue by major source for the three and nine months ended July 31, 2022 and 2021:

Three Months Ended July 31, 2022 (unaudited)
Total
Ethanol	$80,259,309
Distillers’ Grains	15,694,482
Corn Oil	7,115,585
Other	494,887
Natural Gas Pipeline	187,709
Total Revenues	$103,751,972

Three Months Ended July 31, 2021 (unaudited)
Total
Ethanol	$69,910,835
Distillers’ Grains	14,001,314
Corn Oil	4,816,842
Other	410,734
Natural Gas Pipeline	119,087
Total Revenues	$89,258,812

Nine Months Ended July 31, 2022
(unaudited)
Total
Ethanol	$243,219,264
Distillers’ Grains	48,005,312
Corn Oil	18,868,116
Other	1,305,204
Natural Gas Pipeline	1,637,429
Total Revenues	$313,035,325

Nine Months Ended July 31, 2021
(unaudited)
Total
Ethanol	$163,826,073
Distillers’ Grains	35,737,294
Corn Oil	11,344,245
Other	939,993
Natural Gas Pipeline	849,954
Total Revenues	$212,697,559

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

4.  INVENTORY

Inventories consist of the following:

	July 31,	October 31,
	2022	2021
	(unaudited)
Raw materials	$12,712,358	$10,742,480
Supplies	3,675,572	3,322,639
Work in process	2,763,801	2,023,966
Finished goods	5,763,738	4,660,746
Totals	$24,915,469	$20,749,831

The Company performs a lower of cost or net realizable value analysis on inventory to determine if the net realizable values of certain inventories are less than their carrying value, which is attributable primarily to decreases in market prices of corn and ethanol. Based on the lower of cost or net realizable value analysis, as a component of cost of goods sold, the Company recorded a loss on ethanol inventories of approximately $451,000 and $720,000 for the nine months ended July 31, 2022 and 2021, respectively. Based on the lower of cost or net realizable value analysis, as a component of cost of goods sold, the Company recorded no loss on corn inventories for the nine months ended July 31, 2022 and 2021, respectively.

5.  DERIVATIVE INSTRUMENTS

As of July 31, 2022, the total notional amount of the Company’s outstanding corn derivative instruments was approximately 4,230,000 bushels, comprised of long corn futures positions on 820,000 bushels that were entered into to hedge forecasted ethanol sales through December 2022 and short corn futures positions on 3,410,000 bushels that were entered into to hedge corn purchases through July 2023. There may be offsetting positions that are not shown on a net basis that could lower the notional amount of positions outstanding.

As of July 31, 2022, the Company had approximately $2,186,000 of cash collateral (restricted cash) related to derivatives held by a broker.

The following tables provide details regarding the Company’s derivative instruments at July 31, 2022, none of which were designated as hedging instruments:

	Consolidated Balance Sheet Location	Assets	Liabilities
Corn contracts	Commodity derivative instruments	$231,863	$479,325
Totals		$231,863	$479,325

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

The following tables provide details regarding the gains (losses) from Company’s derivative instruments in the condensed consolidated statements of operations, none of which are designated as hedging instruments:

	Consolidated Statement	Three Months Ended July 31,
	of Operations Location	2022	2021
Corn contracts	Cost of Goods Sold	$2,054,205	$(892,416)
Ethanol contracts	Revenues	(4,336)	—
Total gain (loss)		$2,049,869	$(892,416)

	Consolidated Statement	Nine Months Ended July 31,
	of Operations Location	2022	2021
Corn contracts	Cost of Goods Sold	$(4,937,533)	$(7,857,428)
Ethanol contracts	Revenues	56,698	171,012
Total loss		$(4,880,835)	$(7,686,416)

6.  FAIR VALUE

The following table sets forth, by level, the Company assets that were accounted for at fair value on a recurring basis at July 31, 2022:

			Fair Value Measurement Using
			Quoted Prices	Significant Other	Significant
	Carrying Amount in		in Active Markets	Observable Inputs	Unobservable Inputs
	Consolidated Balance Sheet	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Commodity Derivative Instruments - Corn	$231,863	$231,863	$231,863	$—	$—

Financial Liabilities:
Commodity Derivative Instruments - Corn	$479,325	$479,325	$479,325	$—	$—
Accounts Payable (1)	$241,386	$241,386	$—	$241,386	$—
(1)	Accounts payable is generally stated at historical amounts with the exception of amounts in this table related to certain delivered inventory for which the payable fluctuates based on the changes in commodity prices. These payables are hybrid financial instruments for which the company has elected the fair value option.

The following table provides information on those derivative assets and liabilities measured at fair value on a recurring basis at October 31, 2021:

			Fair Value Measurement Using
			Quoted Prices	Significant Other	Significant
	Carrying Amount in		in Active Markets	Observable Inputs	Unobservable Inputs
	Consolidated Balance Sheet	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Commodity Derivative Instruments - ethanol	$39,076	$39,076	$39,076	$—	$—

Financial Liabilities:
Commodity Derivative Instruments - Corn	$732,801	$732,801	$732,801	$—	$—
Accounts Payable (1)	$923,550	$923,550	$—	$923,550	$—
(1)	Accounts payable is generally stated at historical amounts with the exception of amounts in this table related to certain delivered inventory for which the payable fluctuates based on the changes in commodity prices. These payables are hybrid financial instruments for which the company has elected the fair value option.

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

7.  DEBT FACILITIES

Long-term debt consists of the following:

	July 31, 2022	October 31, 2021
	(unaudited)
$20 million Revolving Credit Promissory Note, see terms below	$—	$—
$20 million Revolving term loan, see terms below	—	—
$25 million Single Advance Term Promissory Note, see terms below	12,750,000	25,000,000
$2.4 million Single Advance Term Promissory Note, see terms below	180,000	2,400,000
Term note payable to Project Hawkeye, see terms below	—	5,267,857
Totals	14,550,000	32,667,857
Less: amounts due within one year	5,100,000	5,046,429
Net long-term debt	$9,450,000	$27,621,428

Based on the most recent debt agreements, contractual maturities of long-term debt at July 31, 2022 are as follows:

2023	$5,100,000
2024	5,100,000
2025	4,350,000
Total debt	$14,550,000

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

The 2021 Credit Facility includes the following agreements:

$20 million Revolving Credit Promissory Note:

Under the terms of the Revolving Credit Promissory Note, GFE may borrow, repay, and reborrow up to the aggregate principal commitment amount of $20.0 million. Final payment of amounts borrowed under revolving credit promissory note is due October 1, 2022. Interest on the amended revolving term promissory note accrues at a variable weekly rate equal to the One-Month London Interbank Offered Rate (“LIBOR”) Index rate plus 3.25% and is payable monthly in arrears, which equated to 5.61% at July 31, 2022. The revolving credit promissory note is also subject to a 0.30% fee on the unused commitment. The purpose of the revolving credit promissory note is to provide for the operating needs of GFE and consolidate a $5 million revolving credit promissory note dated February 4, 2021, between AgCountry and HLBE.

$20 million Amended and Restated Revolving Term Promissory Note:

Under the terms of the Amended and Restated Revolving Term Promissory Note, GFE may borrow, repay, and reborrow up to the aggregate principal commitment amount of $20.0 million. Final payment of amounts borrowed under the note is due October 1, 2026. Subject to GFE’s selection, interest on the note accrues at either a variable weekly rate of the LIBOR Index rate plus 3.50%, which equated to 5.86% at July 31, 2022, or an annual fixed rate determined by CoBank. The note is subject to an overadvance fee, an amendment fee, and a 0.50% unused commitment fee. The purposes of the note are to providing working capital to GFE, to finance GFE’s acquisition of the non-controlling interest of HLBE, and to terminate and transfer to GFE the existing indebtedness on a $13 million amended and restated revolving term promissory note dated June 11, 2020, between HLBE and AgCountry.

$25 million Single Advance Term Promissory Note:

Under the terms of the $25.0 million Single Advance Term Promissory Note, AgCountry agrees to make a single advance loan to GFE in the amount of $25.0 million for the purpose of financing GFE’s acquisition of the non-controlling interest of HLBE and refinancing existing indebtedness. GFE agrees to repay the note in eighteen quarterly installments of $1.125 million, beginning March 2022, plus a final installment of any unpaid balance. Subject to GFE’s selection, the amounts borrowed bear interest at either a variable weekly rate equal to the LIBOR Index Rate plus 3.50%, which equated to 5.86% at July 31, 2022, or an annual fixed rate set by CoBank, with a minimum period of one year and minimum amount of $100,000.

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

Project Hawkeye Loan

On August 2, 2017, GFE entered into a replacement credit facility with Project Hawkeye. The terms of the replacement credit facility allow GFE to borrow up to $7.5 million of variable-rate, amortizing non-recourse debt from Project Hawkeye using the GFE’s $7.5 million investment in Ringneck Energy & Feed, LLC (“Ringneck”), as collateral. The Project Hawkeye loan bears interest from date funds are first advanced on the loan through maturity, at a rate per annum equal to the sum of the One Month LIBOR Index Rate plus 3.05% per annum, with an interest rate floor of 3.55

The Project Hawkeye loan requires annual interest payments only for the first two years of the loan and monthly principal and interest payments for years three through nine based on a seven-year amortization period. The monthly amortized payments will be re-amortized following any change in interest rate. The entire outstanding principal balance of the loan, plus any accrued and unpaid interest thereon, is due and payable in full on August 2, 2026. GFE is permitted to voluntarily prepay all or any portion of the outstanding balance of this loan at any time without premium or penalty.

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

Subsequent to July 31, 2022, we amended our 2021 Credit Facility to transition from a variable interest rate based on the LIBOR Index rate to a rate based on the daily SOFR rate. We also renewed our $20 million revolving credit promissory note from October 1, 2022 to October 1, 2023.

8.  LEASES

The Company leases rail cars for its facility to transport ethanol and dried distillers’ grains to its end customers. Operating lease right of use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company uses its estimated incremental borrowing rate, unless an implicit rate is readily determinable, as the discount rate for each lease in determining the present value of lease payments. For the nine months ended July 31, 2022, the Company’s weighted average discount rate was 4.87%. Operating lease expense is recognized on a straight-line basis over the lease term.

The Company determines if an arrangement is a lease or contains a lease at inception. The Company’s leases have remaining terms of approximately two to five years. As of July 31, 2022, the weighted average remaining lease term was three years.

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

The following table summarizes the remaining annual maturities of the Company’s operating lease liabilities as of July 31, 2022:

2023	$4,153,800
2024	3,633,000
2025	3,066,600
2026	2,577,600
2027	1,058,200
Totals	14,489,200
Less: Amount representing interest	1,288,020
Lease liabilities	$13,201,180

For the three and nine months ended July 31, 2022, the Company recorded operating lease costs for these leases of approximately $1,694,000 and $4,948,000, respectively, in cost of goods sold in the Company’s statement of operations, which approximates the cash paid for the periods. For the three and nine months ended July 31, 2021, GFE recorded operating lease costs for these leases of approximately $800,000 and $2,451,000, respectively, in cost of goods sold in the Company’s statement of operations, which approximates the cash paid for the periods.

9.  MEMBERS’ EQUITY

The Company has one class of membership units. The units have no par value and have identical rights, obligations and privileges. Income and losses are allocated to all members based upon their respective percentage of units held. As of July 31, 2022 and October 31, 2021, the Company had 30,606 membership units authorized, issued, and outstanding.

On June 16, 2022, the Board of Governors of the Company declared a cash distribution of $600.00 per membership unit to the holders of record of the Company’s units at the close of business on June 16, 2022, for a total distribution of $18,363,600. The Company paid the distribution in July 2022.

On December 22, 2021, the Board of Governors of the Company declared a cash distribution of $330.00 per membership unit to the holders of record of the Company’s units at the close of business on December 22, 2021, for a total distribution of $10,099,980. The Company paid the distribution in January 2022.

10.  RELATED PARTY TRANSACTIONS

Corn Purchases - Members

The Company purchased corn from board members of approximately $1,188,000 and $9,578,000 for the three months ended July 31, 2022 and 2021, respectively, of which approximately $767,000 is included in accounts payable. The Company purchased corn from board members of approximately $6,138,000 and $20,877,000 for the nine months ended July 31, 2022 and 2021, respectively.

11. COMMITMENTS AND CONTINGENCIES

Corn Forward Contracts

At July 31, 2022, the Company had cash and basis contracts for forward corn purchase commitments for approximately 10,483,000 bushels for deliveries through December 2023.

Given the uncertainty of future ethanol and corn prices, the Company could incur a loss on the outstanding corn purchase contracts in future periods. Management has evaluated these forward contracts and its inventories using the lower of cost or net realizable value evaluation, similar to the method used on its inventory, and has determined that no impairment existed for the forward corn purchase commitments at July 31, 2022 and October 31, 2021.

Ethanol Forward Contracts

At July 31, 2022, the Company had fixed and basis contracts to sell approximately $51,516,000 of ethanol for various delivery periods through December 2022, which approximates 40% of its anticipated ethanol sales for this that period.

Distillers’ Grain Forward Contracts

At July 31, 2022, the Company had forward contracts to sell approximately $4,050,000 of distillers’ grain for deliveries through December 2022, which approximates 9% of its anticipated distillers’ grain sales during that period.

Corn Oil Forward Contracts

At July 31, 2022, the Company had forward contracts to sell approximately $2,175,000 of corn oil for delivery through August 2022, which approximates 75% of its anticipated corn oil sales for that period.

Rail Car Rehabilitation Costs

The Company leases 125 hopper rail cars under multi-year agreements, which ends at various periods through May 2027. Under the agreements, the Company is required to pay to rehabilitate each car for “damage” that is considered to be other than normal wear and tear upon turn in of the car(s) at the termination of the lease. The Company has recorded a corresponding estimated long-term liability totaling approximately $1,502,000 and $1,468,000, at July 31, 2022 and October 31, 2021, respectively. The Company accrues the estimated cost of rail car damages over the term of the leases as the damages are incurred as a component of cost of goods sold. During the three and nine months ended July 31, 2022, the Company recorded an expense in cost of goods of approximately $102,000 and $180,000 respectively. During the three and nine months ended July 31, 2021, the Company recorded an expense in cost of goods of approximately $50,000 and $190,000 respectively.

Letter of Credit Promissory Note

The 2021 Credit Facility includes an amended and restated letter of credit promissory note. Under the terms of the note, the Company may borrow, repay, and reborrow up to the aggregate principal commitment of $500,000 until its maturity on December 1, 2023. Amounts borrowed under the note bear interest at a variable weekly rate equal to 3.25% above the rate quoted by LIBOR Index rate, which was 5.61% at July 31, 2022. The aggregate principal amount available under the letter of credit promissory note was $500,000 at July 31, 2022 and October 31, 2021.

12. SUBSEQUENT EVENTS

Subsequent to July 31, 2022 the Company amended this letter of credit promissory note, which extended the maturity date to December 1, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We prepared the following discussion and analysis to help readers better understand our financial condition, changes in our financial condition, and results of operations for the three and nine months ended July 31, 2022, and 2021. This section should be read in conjunction with the condensed consolidated unaudited financial statements and related notes in PART I - Item 1 of this report and the information contained in the Company’s annual report on Form 10-K for the fiscal year ended October 31, 2021.

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

Forward-looking statements are subject to a number of known and unknown risks, uncertainties and other factors, many of which may be beyond our control, and may cause actual results, performance or achievements to differ materially from those projected in, expressed or implied by forward-looking statements. These risks and uncertainties include, but are not limited to, the following:

●	The possibility of a railroad strike which would cause significant disruption to our ability to receive feedstock and ship our products;
●	Fluctuations in the price of ethanol as a result of a number of factors, including: the price and availability of competing fuels; the overall supply and demand for ethanol and corn; the price of gasoline, crude oil and corn; and government policies, including the recent passage of the Inflation Reduction Act of 2022;
●	Fluctuations in the price of crude oil and gasoline and the impact of lower oil and gasoline prices on ethanol prices and demand;
●	Fluctuations in the availability and price of corn, resulting from factors such as domestic stocks, demand from corn-consuming industries, such as the ethanol industry, prices for alternative crops, increasing input costs, changes in government policies, shifts in global markets including the impact of Russia’s invasion of Ukraine and the potential loss of Ukrainian exports; damaging growing conditions, such as plant disease or adverse weather, including drought;
●	Fluctuations in the availability and price of natural gas, which may be affected by factors such as weather, drilling economics, overall economic conditions, and government regulations;
●	Negative operating margins which may result from lower ethanol and/or high corn prices;
●	Changes in general economic conditions including recent increases in interest rates or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;
●	Overcapacity and oversupply in the ethanol industry;
●	Ethanol trading at a premium to gasoline at times, which may act as a disincentive for discretionary blending of ethanol beyond Renewable Fuel Standard requirements and consequently negatively impacting ethanol prices and demand;
●	Changes in federal and/or state laws and environmental regulations including elimination, waiver or reduction of corn-based ethanol volume obligations under the Renewable Fuel Standard and legislative acts taken by state governments such as California related to low-carbon fuels, may have an adverse effect on our business;
●	Any impairment of the transportation, storage and blending infrastructure that prevents ethanol from reaching markets;
●	Any effect on prices and demand for our products resulting from actions in international markets, particularly imposition of tariffs;
●	Changes in our business strategy, capital improvements or development plans;

●	Effect of our risk mitigation strategies and hedging activities on our financial performance and cash flows;
●	Competition from alternative fuels and alternative fuel additives;
●	Changes or advances in plant production capacity or technical difficulties in operating the plant;
●	Our reliance on key management personnel;
●	A slowdown in global and regional economic activity, demand for our products and the potential for labor shortages and shipping disruptions resulting from COVID-19; and
●	Inflation and supply chain bottlenecks may lead to increases in the costs of corn, natural gas, labor and other expenses critical to the operation of our ethanol plans.

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

The Company experienced an increase in its revenues during the three and nine month periods ended July 31, 2022, as compared to the same three month and nine month periods a year earlier, due primarily to a substantial increase in the price received per gallon of ethanol, as well as increases in the price received for our other principal products, distillers grain and corn oil. The Company experienced an increase in net income for the three-month period ended July 31, 2022 as compared to the same three month period a year earlier, which was primarily due to an increase in other income generated by the USDA Biofuel Producer Program payment of approximately $14.2 million. The Company experienced an increase in its net income for the nine-month period ended July 31, 2022, as compared to the same nine-month period a year earlier, due primarily to a substantial increase in the prices it receives for its ethanol, distillers grains and corn oil in addition to the increase in other income. The increase in the price of ethanol is attributable, in part, to the economic rebound from the effects of the COVID-19 pandemic, which has led to increased demand for transportation fuel, including the ethanol we produce. Management expects demand for ethanol to remain strong in the near term; however, it is possible that additional factors including inflation-related economic factors, the conflict in Ukraine, inflation, and the possibility of additional COVID-19 outbreaks could lead to volatility in the economy generally and in the ethanol industry specifically.

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

We market and sell the products produced at our plants primarily using third party marketers. The markets in which our products are sold may be local, regional, national, and international and depend primarily upon the efforts of third-party marketers. We have contracted with Eco-Energy, Inc. to market all of the ethanol produced at our ethanol plants. GFE also independently markets a small portion of the ethanol production at its plant as E-85 to local retailers.

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

Corn Prices

Corn prices continue an upward trend in 2022, due in part to the improved domestic economy as well as increased demand from China and drought in South America’s corn-growing regions. In addition, Russia’s invasion of Ukraine is also causing upward price pressure on corn since corn is viewed as a substitute food item for wheat. Ukraine is a major exporter of wheat and other items, such as sunflower oil, while Russia is a key producer of wheat and many of the chemicals used in fertilizer. That is leading to an increased demand for corn as a substitute food item and causing prices to increase. Average corn prices remained above $6.60 per bushel for the nine months ended July 31, 2022, which is a significant increase over the average corn price of $5.15 for the nine months ended July 31, 2021.

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

U.S. Ethanol Supply and Demand

During the first half of 2022, domestic ethanol production increased between approximately 6% to 7% compared to the first half of 2021, with U.S. ethanol plants producing more than 1 million barrels of fuel ethanol per day on average, according to the U.S. Energy Information Administration (“EIA”).

The EIA maintained its forecasts for 2022 and 2023 fuel ethanol production in its latest Short-Term Energy Outlook, released Aug. 9. The agency also maintained its forecast for 2022 and 2023 ethanol consumption.

The EIA currently predicts U.S. fuel ethanol production will average 1.02 million barrels per day this year, falling to 1 million barrels per day next year. Production averaged 980,000 barrels per day in 2021.

On a quarterly basis, ethanol production is expected to average 1.01 million barrels per day during the third quarter of this year, expanding to 1.02 million barrels per day during the fourth quarter. Moving into 2023, ethanol production is expected to average 990,000 barrels per day in the first quarter, 1 million barrels per day in the second quarter, 990,000 barrels per day in the third quarter, and 1.02 million barrels per day in the fourth quarter. Continued ethanol production capacity increases could also have a negative impact on the market price of ethanol, which could negatively affect our profitability.

Total U.S. ethanol exports for the first five months of 2022 were 725.9 million gallons, up 24% from the same period in 2021 and remaining on a record pace. The Renewable Fuels Association says May U.S. ethanol exports moderated from April’s four-year high, declining 21% to 147.1 million gallons (mg). However, Canada increased its imports by 4% to 41.8 mg in May, maintaining its status as the top customer for U.S. ethanol exports for 14 consecutive months and logging its largest monthly volume in eight years (also its second largest on record). South Korea saw weaker sales in May, importing 19.3 mg (down 18%). Exports to the Netherlands climbed 12% to a 19-month high of 15.4 mg. Shipments to these three countries represented half of total U.S. exports in May. Other substantial importers of U.S. ethanol included India (10.9 mg, -9%), the United Kingdom (8.1 mg, -37%), Brazil (7.7 mg, -74%), and Peru (5.6 mg, -38%).

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

In its August “Short-Term Energy Outlook” (“STEO”), the U.S. Energy Information Administration estimated that 98.8 million barrels per day of petroleum and liquid fuels was consumed globally in July 2022, an increase of 0.9 million barrels per day from July 2021. The EIA forecasted global consumption of petroleum and liquid fuels will average 99.4 million b/d for all of 2022, which is a 2.1 million b/d increase from 2021. The EIA further forecasted that global consumption of petroleum and liquid fuels will increase by another 2.1 million b/d in 2023 to average 101.5 million b/d.

According to the August STEO, the U.S. retail price for regular grade gasoline averaged $4.56 per gallon (gal) in July, and the average retail diesel price was $5.49/gal. The EIA expects retail gasoline prices to average $4.29/gal in the third quarter of 2022 and fall to an average of $3.78/gal in the fourth quarter of 2022. Retail diesel prices in its August STEO forecast average $5.02/gal in the third quarter of 2022 and $4.39/gal in the fourth quarter of 2022.

The Biden administration’s plan to temporarily allow higher ethanol blends in gasoline may increase ethanol demand in 2022. The Biden administration’s move allowed gasoline with 15% ethanol to be sold between June 1 and Sept. 15. Typically, the federal government limits ethanol blends to 10% during summer months, to curb smog caused by the 15% blend’s higher volatility. Following the Biden administration’s move, E15 consumption is expected to increase by about 300 million gallons in 2022 from the 814 million gallons of E15 sold in 2021, according to the Renewable Fuels Association. However, it is possible that increased volatility will occur due to the conflict in Ukraine, the COVID-19 pandemic, inflation, or other unforeseen factors.

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

COVID-19 Pandemic

After experiencing volatile and adverse conditions for much of fiscal year 2020 and a portion of fiscal year 2021 due to the COVID-19 pandemic and its ramifications, the Company and the ethanol industry as a whole benefited from more favorable market conditions during our 2022 fiscal year, as vehicle travel and demand for transportation fuel, including the ethanol we produce, rebounded. The prices we received for a gallon of ethanol increased significantly during the three months and nine months ended July 31, 2022, as compared to the same period the prior year. As a result, we experienced positive operating margins, increased cash flow from operations, and increased revenues during the three months and nine months ended July 31, 2022, compared to the three months and nine months ended July 31, 2021.

During the nine months ended July 31, 2022, the outbreak of additional COVID-19 variants led to increased COVID-19 infections and hospitalizations and renewed government restrictions in a few regions. However, demand for transportation fuel, including the ethanol we produce, remained strong during the recent three-month period. Many local governments have eased COVID-19 related restrictions. As restrictions related to the pandemic subside, management expects favorable market conditions for the ethanol industry to continue.

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

On December 7, 2021, the EPA announced long-delayed blending requirement under the RFS. The EPA proposed RVOs of 17.13 billion gallons for 2020, 18.52 billion gallons for 2021, and 20.77 billion gallons for 2022. Ethanol industry advocates have denounced the proposal for significantly cutting the 2020 RVO, which was set in a 2019 final rule. The proposal reduces the 2020 blending requirement from 20.09 billion gallons to 17.13 billion gallons, an approximately 15 percent decrease. For 2021, the EPA proposed to set the RVO for total renewable fuel at 18.52 billion gallons. For 2022, the proposed RVO is 20.77 billion gallons, which the EPA said is the highest level in the history of the RFS program. The EPA, as part of a consent decree, has agreed to propose 2023 renewable volume obligations (“RVOs”) by November 16, 2022 and final RVOs by June 14, 2023. The consent decree would settle litigation brought by Growth Energy, which sued the EPA for repeatedly missing deadlines on issuing annual RVO mandates. The consent decree was submitted to the U.S. District Court for the District of Columbia on July 22, 2022, and the court is expected to sign off on the decree in the coming weeks.

In a separate action also on December 7, 2021, the EPA proposed an action to deny 65 pending applications for small refinery exemptions. Concurrently, the USDA announced $800 million to support biofuel producers and infrastructure. In June of 2021, USDA announced a $700.0 million Biofuel Producer Program to distribute these funds to impacted producers of ethanol, biodiesel and other renewable fuels, and they provided the specifics for the application process in December of 2021. Applications were due in February 2022, and the USDA has indicated they will calculate and distribute payments in the first half of 2022. We applied to the USDA for these funds and in June 2022, we received approximately $14.2 million in USDA support related to COVID-19 economic relief.

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

Results of Operations for the Three Months Ended July 31, 2022, and 2021

The following table shows summary information from the results of our operations and the approximate percentage of revenues, costs of goods sold, operating expenses and other items to total revenues in our unaudited condensed consolidated statements of operations for the three months ended July 31, 2022, and 2021 (amounts in thousands).

	Three Months Ended July 31,
	2022		2021
	(unaudited)		(unaudited)
Statement of Operations Data	Amount	%	Amount	%
Revenues	$103,752	100.0%	$89,259	100.0%
Cost of Goods Sold	95,994	92.5%	79,352	88.9%
Gross Profit	7,758	7.5%	9,907	11.1%
Operating Expenses	1,905	1.8%	1,941	2.2%
Operating Income	5,853	5.7%	7,966	8.9%
Other Income, net	14,736	14.2%	906	1.1%
Net Income	20,589	19.9%	8,872	9.9%
Less: Net Income Attributable to Non-controlling Interest	—	—	(2,289)	(2.6)%
Net Income Attributable to Granite Falls Energy, LLC	20,589	19.9%	6,583	7.3%

Revenues

Our consolidated revenue is derived principally from sales of our three primary products: ethanol, distillers’ grains and corn oil. Revenues from these products represented approximately 99.3% and 99.4% of our total revenues for the three months ended July 31, 2022, and July 31, 2021, respectively. The remaining approximately 0.7% and 0.6% is attributable to miscellaneous other revenue for the three months ended July 31, 2022, and 2021, respectively, and is made up of incidental sales of corn syrup at HLBE’s plant and revenues from natural gas pipeline operations at Agrinatural, net of intercompany eliminations for distribution fees paid by HLBE to Agrinatural for natural gas transportation services.

The following table shows the sources of our consolidated revenue and the approximate percentage of revenues from those sources to total revenues in our condensed consolidated unaudited statements of operations for the three months ended July 31, 2022:

	Three Months Ended July 31, 2022
	Sales Revenue	% of Total Revenues
Revenue Sources	(in thousands)
Ethanol sales	$80,259	77.4%
Distillers' grains sales	15,694	15.1%
Corn oil sales	7,116	6.8%
Miscellaneous other	683	0.7%
Total Revenues	$103,752	100.0%

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

Our total consolidated revenues increased by approximately 16.2% for the three months ended July 31, 2022, as compared to the three months ended July 31, 2021. This increase in revenue was due to increases in the average price received for our three primary products which was partially offset by a slight decrease in the quantity of distillers’ grains sold. In the three months ended July 31, 2022, the quantities of ethanol and corn oil we sold increased approximately 5.6% and 1.6% respectively, while the quantity sold of distillers’ grains decreased approximately 11.5%. The average net price we received for ethanol, distillers’ grains, and corn oil increased approximately 8.7%, 26.6%, and 45.4% respectively, compared to the three months ended July 31, 2021. The following table reflects quantities of our three primary products sold and the average net prices received for the three months ended July 31, 2022, and 2021:

	Three Months Ended July 31, 2022		Three Months Ended July 31, 2021
	Quantity Sold	Avg. Net Price	Quantity Sold	Avg. Net Price
Product	(in thousands)		(in thousands)
Ethanol (gallons)	31,402	$2.56	29,741	$2.35
Distillers' grains (tons)	64	$245.97	72	$194.30
Corn oil (pounds)	9,272	$0.77	9,126	$0.53

Ethanol

Total revenues from sales of ethanol increased by approximately 14.8% for the three months ended July 31, 2022, compared to the same period a year earlier due to an approximately 8.7% increase in the price received for ethanol coupled with an approximately 5.6% increase in the number of gallons of ethanol sold. The increase in the price of ethanol was due primarily to the rebound in the overall economy and the increase in demand for transportation fuel as compared to the three-month period ended July 31, 2021.

Our ethanol derivative instruments resulted in a loss of approximately $4,000 during the three months ended July 31, 2022 and no gain or loss for the three months ended July 31, 2021.

At July 31, 2022, the Company had fixed and basis contracts to sell approximately $51,516,000 of ethanol for various delivery periods through December 2022, which approximates 40% of its anticipated ethanol sales for this period.

Distillers’ Grains

Total revenues from sales of distillers’ grains increased by approximately 12.1% for the three months ended July 31, 2022, compared to the same period a year earlier, due to an approximately 26.6% increase in the average price received per ton of distillers’ grain sold offset by an approximately 11.5% decrease in the quantities sold. The increase in the price received was due to the improvement of the overall economy and an increase in demand for livestock feed. The decrease in quantities sold was attributable to an increase in conversion of feedstock to ethanol.

At July 31, 2022, the Company had forward contracts to sell approximately $4,050,000 of distillers’ grain for deliveries through December 2022, which approximates 9% of its anticipated distillers’ grain sales during that period.

Corn Oil

Total revenues from sales of corn oil increased by approximately 47.4% for the three months ended July 31, 2022 compared to the same period a year earlier due primarily to an approximately 45.4% increase in the average price per pound we received for our corn oil from period to period coupled with an approximately 1.6% increase in pounds sold from period to period. The increase in pounds of corn oil sold was primarily attributable to an increase in production. The increase in the price received for corn oil was primarily attributable to increased demand for biodiesel.

Although management believes that corn oil prices will remain relatively steady, prices may decrease if there is an oversupply of corn oil production resulting from increased production rates at ethanol plants or if biodiesel producers begin to utilize lower-priced alternatives such as soybean oil or if the biodiesel blenders’ tax credit is not renewed and biodiesel production declines.

At July 31, 2022, the Company had forward contracts to sell approximately $2,175,000 of corn oil for delivery through August 2022, which approximates 75% of its anticipated corn oil sales for that period.

Cost of Goods Sold

Our cost of goods sold increased by approximately 21% for the three months ended July 31, 2022, as compared to the three months ended July 31, 2021. The increase in costs of goods sold was primarily attributable to an increase in corn costs, due to the increase the average net price we paid per bushel of corn as well as a significant increase in the cost of natural gas. Our cost of goods sold totaled approximately 92.5% of our revenue for the three months ended July 31, 2022, which was an increase from 88.9% for the same period a year earlier. Approximately 88% of our total costs of goods sold is attributable to our ethanol production. Thus, the cost of goods sold per gallon of ethanol sold for the three months ended July 31, 2022 and 2021 was approximately $2.72 and $2.40 per gallon, respectively.

The following table shows the costs of corn and natural gas (our two largest single components of costs of goods sold), as well as all other components of cost of goods sold, which includes processing ingredients, electricity, and wages, salaries and benefits of production personnel, and the approximate percentage of costs of those components to total costs of goods sold in our unaudited condensed consolidated statements of operations for the three months ended July 31, 2022:

	Three Months Ended July 31, 2022
	Cost	% of Cost of Goods Sold
	(in thousands)
Corn costs	$78,314	81.6%
Natural gas costs	6,173	6.4%
All other components of costs of goods sold	11,506	12.0%
Total Cost of Goods Sold	$95,994	100.0%

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

Corn

Our aggregate cost of corn was approximately 18.0% more for the three months ended July 31, 2022 compared to the same period of a year earlier due to an approximately 19.4% increase in the average price per bushel paid for corn, offset by an approximate 1.2% decrease in the number of bushels processed from period to period. The corn-ethanol price spread (the difference between the price per gallon of ethanol and the price per bushel of grain divided by 2.8) for the three months ended July 31, 2022 was approximately $0.22 less than the corn-ethanol price spread we experienced for the same period ended July 31, 2021.

At July 31, 2022, the Company had cash and basis contracts for forward corn purchase commitments for approximately 10,483,000 bushels for deliveries through December 2023.

Our corn derivative positions resulted in a gain of approximately $2.1 million and a loss of approximately $892,000 for the three months ended July 31, 2022, and 2021, respectively.  We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn in cost of goods sold as the changes occur. As corn prices fluctuate, the value of our derivative instruments is impacted, which affects our financial performance. We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.

Natural Gas

Our cost of goods sold related to natural gas costs increased approximately 112.4% for the three months ended July 31, 2022, as compared to the three months ended July 30, 2021, which was primarily attributable to increased prices for natural gas caused by increased global demand and limited production and inventory, coupled with an increase in natural gas usage due to increased production at our plants.

Other Components of Costs of Goods Sold

Our costs of goods sold related to all other components increased approximately 14.3% for the three months ended July 31, 2022, compared to the same period ending July 31, 2021. Management attributes the increase to a general increase in prices for processing ingredients during the three-month period ended July 31, 2022.

Operating Expenses

Operating expenses include wages, salaries, and benefits of administrative employees at the plant, insurance, professional fees, property taxes, and similar costs. Our operating expenses decreased by approximately 1.8% for the three months ended July 31, 2022, compared to the same period ended July 31, 2021, due primarily to a slight reduction in professional fees relating to legal, accounting and other fees in connection with GFE’s merger with HLBE for the comparable period.

Operating Income

We recorded operating income of approximately $5.9 million in the three months ended July 31, 2022, a decrease of approximately $2.1 million from the same period ended July 31, 2021, when we recorded operating income of approximately $8.0 million. This decrease in operating income is primarily attributable to the increase in our cost of goods sold.

Other Income, Net

We had net other income of approximately $14.7 million and approximately $0.906 million for the three months ended July 31, 2022, and 2021, respectively. This significant increase in net other income was primarily attributable to our receipt of approximately $14.2 million from the USDA Biofuel Producer Program during May 2022 as support related to COVID-19 economic relief.

Results of Operations for the Nine Months Ended July 31, 2022, and 2021

The following table shows summary information from the results of our operations and the approximate percentage of revenues, costs of goods sold, operating expenses and other items to total revenues in our unaudited condensed consolidated statements of operations for the nine months ended July 31, 2022, and 2021 (amounts in thousands).

	Nine Months Ended July 31,
	2022		2021
	(unaudited)		(unaudited)
Statement of Operations Data	Amount	%	Amount	%
Revenues	$313,035	100.0%	$212,698	100.0%
Cost of Goods Sold	268,696	85.8%	197,208	92.7%
Gross Profit	44,339	14.2%	15,490	7.3%
Operating Expenses	6,173	2.0%	5,938	2.8%
Operating Income	38,166	12.2%	9,552	4.5%
Other Income, net	15,379	4.9%	3,488	1.6%
Net Income	53,545	17.1%	13,040	6.1%
Less: Net Income Attributable to Non-controlling Interest	—	—	(1,572)	(0.7)%
Net Income Attributable to Granite Falls Energy, LLC	53,545	17.1%	11,468	5.4%

Revenues

Our consolidated revenue is derived principally from sales of our three primary products: ethanol, distillers’ grains and corn oil. Revenues from these products represented approximately 99.0% and 99.2% of our total revenues for the nine months ended July 31, 2022, and July 31, 2021, respectively. The remaining approximately 1.0% and 0.8% is attributable to miscellaneous other revenue for the nine months ended July 31, 2022, and 2021, respectively, and is made up of incidental sales of corn syrup at HLBE’s plant and revenues from natural gas pipeline operations at Agrinatural, net of intercompany eliminations for distribution fees paid by HLBE to Agrinatural for natural gas transportation services.

The following table shows the sources of our consolidated revenue and the approximate percentage of revenues from those sources to total revenues in our condensed consolidated unaudited statements of operations for the nine months ended July 31, 2022:

	Nine Months Ended July 31, 2022
	Sales Revenue	% of Total Revenues
Revenue Sources	(in thousands)
Ethanol sales	$243,219	77.7%
Distillers' grains sales	48,005	15.3%
Corn oil sales	18,868	6.0%
Miscellaneous other	2,943	1.0%
Total Revenues	$313,035	100.0%

The following table shows the sources of our consolidated revenue and the approximate percentage of revenues from those sources to total revenues in our condensed consolidated unaudited statements of operations for the nine months ended July 31, 2021:

	Nine Months Ended July 31, 2021
	Sales Revenue	% of Total Revenues
Revenue Sources	(in thousands)
Ethanol sales	$163,826	77.0%
Distillers' grains sales	35,738	16.8%
Corn oil sales	11,344	5.4%
Miscellaneous other	1,790	0.8%
Total Revenues	$212,698	100.0%

Our total consolidated revenues increased by approximately 47.2% for the nine months ended July 31, 2022, as compared to the nine months ended July 31, 2021. This increase in revenue was due to increases in the average price received for our three primary products. In the nine months ended July 31, 2022, the quantities of ethanol and corn oil we sold increased approximately 7.9% and 4.9% respectively, while the quantity sold of distillers’ grains decreased approximately 4.2%. The average net price we received for ethanol, distillers’ grains, and corn oil increased approximately 37.6%, 40.2, and 58.5%, respectively, compared to the nine months ended July 31, 2021. The following table reflects quantities of our three primary products sold and the average net prices received for the nine months ended July 31, 2022, and 2021:

	Nine Months Ended July 31, 2022		Nine Months Ended July 31, 2021
	Quantity Sold	Avg. Net Price	Quantity Sold	Avg. Net Price
Product	(in thousands)		(in thousands)
Ethanol (gallons)	98,376	$2.47	91,211	$1.80
Distillers' grains (tons)	208	$231.28	217	$164.97
Corn oil (pounds)	27,583	$0.68	26,283	$0.43

Ethanol

Total revenues from sales of ethanol increased by approximately 48.5% for the nine months ended July 31, 2022 compared to the same period a year earlier due to an approximately 37.6% increase in the price received for ethanol and an increase of 7.9% in the number of gallons of ethanol sold. The increase in the price of ethanol was due primarily to the rebound in the overall economy and the increase in demand for transportation fuel as compared to the nine-month period ended July 31, 2021.

Our ethanol derivative instruments resulted in a gain of approximately $57,000 during the nine months ended July 31, 2022, compared to a gain of approximately $171,000 for the same nine-month period ended July 31, 2021. Based on the lower of cost or net realizable value analysis, as a component of cost of goods sold, the Company recorded a loss on ethanol inventories of approximately $451,000 and $720,000 for the nine months ended July 31, 2022 and 2021, respectively.

At July 31, 2022, the Company had fixed and basis contracts to sell approximately $51,516,000 of ethanol for various delivery periods through December 2022, which approximates 40% of its anticipated ethanol sales for this period.

Distillers’ Grains

Total revenues from sales of distillers’ grains increased by approximately 34.3% for the nine months ended July 31, 2022, compared to the same period a year earlier, due to an approximately 40.2% increase in the average price received per ton of distillers’ grain sold, offset by an approximately 4.2% decrease in the quantities sold. The increase in the price received was due to the improvement of the overall economy and an increase in demand for livestock feed.

At July 31, 2022, the Company had forward contracts to sell approximately $4,050,000 of distillers’ grain for deliveries through December 2022, which approximates 9% of its anticipated distillers’ grain sales during that period.

Corn Oil

Total revenues from sales of corn oil increased by approximately 66.3% for the nine months ended July 31, 2022, compared to the same period a year earlier due primarily to an approximately 58.5% increase in the average price per pound we received for our corn oil from period to period coupled with an approximately 4.9% increase in pounds sold from period to period. The increase in pounds of corn oil sold was primarily attributable to an increase in production. The increase in the price received for corn oil was primarily attributable to increased demand for biodiesel.

Although management believes that corn oil prices will remain relatively steady, prices may decrease if there is an oversupply of corn oil production resulting from increased production rates at ethanol plants or if biodiesel producers begin to utilize lower-priced alternatives such as soybean oil or if the biodiesel blenders’ tax credit is not renewed and biodiesel production declines.

At July 31, 2022, the Company had forward contracts to sell approximately $2,175,000 of corn oil for delivery through August 2022, which approximates 75% of its anticipated corn oil sales for that period.

Cost of Goods Sold

Our cost of goods sold increased by approximately 36.3% for the nine months ended July 31, 2022, as compared to the nine months ended July 31, 2021. The increase in costs of goods sold was primarily attributable to an increase in corn costs, due to the increase the average net price we paid per bushel of corn as well as an increase in the cost of natural gas. Our cost of goods sold totaled approximately 85.8% of our revenue for the nine months ended July 31, 2022, which was a decrease from 92.7% for the same period a year earlier. Approximately 90% of our total costs of goods sold is attributable to our ethanol production. Thus, the cost of goods sold per gallon of ethanol sold for the six months ended July 31, 2022, and 2021 was approximately $2.46 and $1.95 per gallon, respectively.

The following table shows the costs of corn and natural gas (our two largest single components of costs of goods sold), as well as all other components of cost of goods sold, which includes processing ingredients, electricity, and wages, salaries and benefits of production personnel, and the approximate percentage of costs of those components to total costs of goods sold in our unaudited condensed consolidated statements of operations for the nine months ended July 31, 2022:

	Nine Months Ended July 31, 2022
	Cost	% of Cost of Goods Sold
	(in thousands)
Corn costs	$217,473	80.9%
Natural gas costs	17,177	6.4%
All other components of costs of goods sold	34,046	12.7%
Total Cost of Goods Sold	$268,696	100.0%

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

Corn

Our aggregate cost of corn was approximately 34.2% more for the nine months ended July 31, 2022, compared to the same period of a year earlier due to an approximately 28.7% increase in the average price per bushel paid for corn, coupled with an approximately 4.3% increase in the number of bushels processed from period to period. The corn-ethanol price spread (the difference between the price per gallon of ethanol and the price per bushel of grain divided by 2.8) for the nine months ended July 31, 2022, was approximately $0.15 more than the corn-ethanol price spread we experienced for the same period ended July 31, 2021.

At July 31, 2022, the Company had cash and basis contracts for forward corn purchase commitments for approximately 10,483,000 bushels for deliveries through December 2023.

Our corn derivative positions resulted in a loss of approximately $4.9 million and $7.9 million for the nine months ended July 31, 2022, and 2021, respectively.  We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn in cost of goods sold as the changes occur. As corn prices fluctuate, the value of our derivative instruments is impacted, which affects our financial performance. We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.

Natural Gas

Our cost of goods sold related to natural gas costs increased approximately 94.3% for the nine months ended July 31, 2022, as compared to the nine months ended July 31, 2021, which was primarily attributable to increased prices for natural gas caused by increased global demand and limited production and inventory, coupled with an increase in natural gas usage due to increased production at our plants.

Other Components of Costs of Goods Sold

Our costs of goods sold related to all other components increased approximately 29.2% for the nine months ended July 31, 2022, compared to the same period ending July 31, 2021. Management attributes the increase to overall inflationary pressure on certain components of cost of goods sold, including processing ingredients, electricity, and wages, salaries and benefits of production personnel during the nine-month period ended July 31, 2022.

Operating Expenses

Operating expenses include wages, salaries, and benefits of administrative employees at the plant, insurance, professional fees, property taxes, and similar costs. Our operating expenses increased by approximately 4% for the nine months ended July 31, 2022, compared to the same period ended July 31, 2021, due primarily to increased wages, salaries, property taxes and similar costs.

Operating Income

We recorded operating income of approximately $38.2 million in the nine months ended July 31, 2022, an increase of approximately $28.6 million from the same period ended July 31, 2021, when we recorded operating income of approximately $9.6 million. This increase in operating income was attributable to increases in the prices received for our three principal products.

Other Income, Net

We had net other income of approximately $15.4 million and approximately $3.5 million for the nine months ended July 31, 2022, and 2021, respectively. This increase in net other income was primarily attributable to our receipt of approximately $14.2 million in USDA Biofuel Producer Payments in May 2022, which was coupled with an increase in other investment income and offset by a slight increase in interest expense.

Changes in Financial Condition at July 31, 2022 and October 31, 2021

The following table highlights our financial condition at July 31, 2022 and October 31, 2021 (amounts in thousands):

	July 31, 2022	October 31, 2021
Current Assets	$78,157	$64,814
Total Assets	$155,988	$145,137
Current Liabilities	$36,437	$30,024
Long-Term Debt, less current portion	$9,450	$27,621
Operating lease, long-term liabilities	$9,590	$12,102
Other Long-Term Liabilities	$1,502	$1,468
Members' Equity attributable to Granite Falls Energy, LLC	$99,009	$73,922

Our total assets increased approximately 7.4% during the nine months ended July 31, 2022. The increase was primarily attributable to increases in cash and cash equivalents, restricted cash, inventory, and prepaid expenses and other current assets, which were partially offset by decreases in accounts receivable, investments, and operating lease right of use asset.

Our current liabilities increased approximately 21.4%, at July 31, 2022, compared to October 31, 2021, due primarily to increases in accounts payable and member distribution payable, which was partially offset by decreases in commodity derivative instruments and accrued expenses.

Our long-term debt, less current portion, decreased approximately 65.8%, at July 31, 2022, compared to October 31, 2021, due to repayments on long-term debt.

Members’ equity attributable to Granite Falls Energy, LLC at July 31, 2022, compared to October 31, 2021 increased by approximately 33.9%. The increase was primarily attributable to net income attributable to GFE for the nine months ended July 31, 2022, less distributions of approximately $28.5 million.

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

Cash Flows

The following table shows our cash flows for the nine months ended July 31, 2022, and 2021 (amounts in thousands):

	2022	2021
	(unaudited)	(unaudited)
Net cash provided by operating activities	$60,314	$4,827
Net cash used in investing activities	$(2,692)	$(4,116)
Net cash used in financing activities	$(44,986)	$(7,924)
Net increase in cash and restricted cash	$12,636	$(7,213)

Operating Cash Flows

During the nine months ended July 31, 2022, we generated approximately $55.5 million more cash from operating activities compared to the same period ending July 31, 2021, due primarily to increases in net income and accounts receivable generated from operating activities.

Investing Cash Flows

We had approximately $2.7 million of net cash used in investing activities for the nine months ended July 31, 2022, compared to $4.1 million in the prior year. This change was due primarily to the redemption of the Harvestone units, which was recorded in November 2021, offset by additional payments for capital expenditures and proceeds received from the patronage investment.

Financing Cash Flows

During the nine months ended July 31, 2022, we experienced a decrease of approximately $37.1 million in cash used in financing activities, compared to the nine-month period ended July 31, 2021, which was attributable primarily to an increase in cash used for member distributions during 2022.

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

As of July 31, 2022, GFE had indebtedness consisting of the following loans and agreements: the Credit Agreement, a $20 million revolving credit promissory note, a $20 million amended and restated revolving term promissory note, a $25 million single advance term promissory note, and a $2.4 million single advance term promissory note. In May 2022, the Company repaid the Project Hawkeye credit facility in full.

Subsequent to July 31, 2022, we amended our 2021 Credit Facility to transition from variable interest rate based on the LIBOR Index rate to a rate based on the daily SOFR rate. We also renewed our $20 million revolving credit promissory note from October 1, 2022 to October 1, 2023.

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

At July 31, 2022, our critical accounting estimates continue to include those described in our annual report on Form 10-K for the fiscal year ended October 31, 2021. Management has not changed the method of calculating and using estimates and assumptions in preparing our condensed consolidated unaudited financial statements in accordance with generally accepted accounting principles in the United States of America.

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

Our management, including our Chief Executive Officer, Jeff Oestmann (the principal executive officer), and our Chief Financial Officer, Stacie Schuler (the principal financial officer), have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of July 31, 2022. Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Except as noted above, there were no changes in our internal control over financial reporting that occurred during the nine months ended July 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The recent 75 basis point increase by the Federal Reserve of the Federal Funds rate follows a series of rate hikes over the past several months. In June, the Fed’s policymakers signaled that they expected their key rate to end 2022 in a range of 3.25% to 3.5% and then to rise further next year to between 3.75% and 4%. If rates reached their projected level at the end of this year, they would be at the highest point since 2008. Together with any reduction of securities held on the Federal Reserve’s balance sheet (“quantitative tightening”), domestic market interest rates are expected to rise across the yield curve. Depending on future inflation rates, the rise of nominal interest rates may produce a rise in real interest rates (nominal rates minus the inflation rate) which is associated with lower asset prices due to higher carrying costs and higher discount rates of future earnings.

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

On September 9, 2022, the Company filed its definitive proxy statement on Schedule 14A and transaction statement on Schedule 13E-3 concerning the reclassification proposal and associated amendments to the Company’s operating and member control agreement, which are both subject to approval by the members. In addition, the proposal to amend the Company’s operating and member control agreement is conditioned on the proposal to reclassify the Company’s units such that both proposals must be approved for to them to be implemented. Members of record as of September 9, 2022, will be eligible to vote on the reclassification and reorganization proposals at a special meeting of the members, which is scheduled for November 3, 2022. If the reclassification and reorganization proposals are approved, the Company intends to voluntarily terminate the registration of its units under the Exchange Act.

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

101

The following financial information from Granite Falls Ethanol, LLC’s Quarterly Report on Form 10-Q for the three and nine months ended July 31, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at July 31, 2022 and October 31, 2021; (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended July 31, 2022 and 2021; (iii) the Condensed Consolidated Statements of Changes in Members’ Equity for the three and nine months ended July 31, 2022 and 2021; (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended July 31, 2022 and 2021; and (iv) Notes to Condensed Consolidated Unaudited Financial Statements.**

104	Cover Page Interactive Data File (formatted in Inline XBRL and included as Exhibit 101).**

** Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANITE FALLS ENERGY, LLC

Date: September 14, 2022	/s/ Jeffrey Oestmann
Jeffrey Oestmann
Chief Executive Officer

/s/ Stacie Schuler
Date: September 14, 2022	Stacie Schuler
Chief Financial Officer